Form 10-Q
period 1996-03-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1996-05-15
CIK 910108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________ to ____________

Commission File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES, INC.
             ______________________________________________________
             (Exact name of registrant as specified in its charter)



                 Maryland                                     13-3717318
 _______________________________________                _______________________
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)


          355 Lexington Avenue
              New York, NY                                       10017
 _______________________________________                _______________________
(Address of principal executive offices)                       (Zip Code)


                                 (212) 692-7260
             ______________________________________________________
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes    x      No
                                ---------     --------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,369,499 shares of common stock, par value $.0001 per share on April 30, 1996.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------
       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                March 31, 1996 (Unaudited) and December 31, 1995


                                     ASSETS
                                     ------

                                                                  March 31,             December 31,
                                                                    1996                    1995
                                                                ------------            ------------

Real estate, at cost: (notes 4 and 5)
   Buildings and building improvements                          $196,524,707            $196,431,021
   Land                                                           34,287,129              34,287,129
   Land improvements                                               2,830,339               2,830,339
   Fixtures and equipment                                         10,674,288              10,674,288
                                                                ____________            ____________

                                                                 244,316,463             244,222,777

   Less: accumulated depreciation                                 45,280,788              43,715,721
                                                                ____________            ____________

                                                                 199,035,675             200,507,056

Cash                                                               2,510,838               2,588,515
Deferred expenses (net of accumulated amortization
   of $2,488,003 in 1996 and $2,343,262 in 1995) (note 2)          3,629,447               3,753,553
Rent receivable (note 2)                                           7,656,833               7,701,420
Restricted cash                                                    3,879,705               3,464,554
Investment in partnerships                                           170,202                 170,127
Escrow deposits (note 4)                                             104,400                 654,400
Other assets                                                       3,163,087               2,376,611
                                                                ____________            ____________

                                                                $220,150,187            $221,216,236
                                                                ============            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Mortgage notes payable (notes 3 and 5)                          $120,121,263            $121,249,633
Subordinated notes payable, including accrued interest             1,936,435               1,973,241
Accrued interest payable                                             350,057                 440,788
Accounts payable and other liabilities                             1,164,475                 558,617
Minority interests, net                                              483,865                 475,846
                                                                ____________            ____________

                                                                 124,056,095             124,698,125
                                                                ____________            ____________

Stockholders' equity:
   Preferred stock, par value $0.0001 per share;
     authorized 10,000,000 shares, issued none                         -                      -
   Excess stock, par value $0.0001 per share;
     authorized 10,200,000 shares, issued none                         -                      -
   Common stock, par value $0.0001 per share;
     authorized 20,000,000 shares, 9,369,499
     and 9,331,982 shares issued and outstanding
     in 1996 and 1995, respectively                                      937                     933
   Additional paid in capital                                     96,093,155              96,517,178
                                                                ____________            ____________

   Total stockholders' equity                                     96,094,092              96,518,111
                                                                ____________            ____________

                                                                $220,150,187            $221,216,236
                                                                ============            ============

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                     Quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                Quarter Ended           Quarter Ended
                                                                  March 31,               March 31,
                                                                     1996                    1995
                                                                _____________           _____________
Revenues:

   Rental (notes 2, 3 and 6)                                     $ 6,657,359              $ 5,779,361
   Interest and other                                                141,997                   83,158
                                                                _____________           _____________

                                                                   6,799,356                5,862,519
                                                                _____________           _____________

Expenses:

   Interest expense                                                2,558,827                2,743,575
   Depreciation                                                    1,565,067                1,459,633
   Amortization of deferred expenses                                 146,596                   86,422
   General and administrative expenses                               664,947                  534,452
   Property operating expenses                                       136,795                  143,036
                                                                _____________           ______________

                                                                   5,072,232                4,967,118
                                                                _____________           ______________

      Income before gain on sale of properties,
         lease termination proceeds, and minority interests        1,727,124                  895,401

   Gain on sale of properties (note 3)                                 -                    1,514,400
   Proceeds from lease termination (note 3)                            -                    1,600,000
                                                                _____________           ______________

      Income before minority interests                             1,727,124                4,009,801
   Minority interests                                                 53,679                   70,172
                                                                _____________           ______________

      Net income                                                 $ 1,673,445              $ 3,939,629
                                                                =============           ==============

   Net income per share                                          $      0.18              $      0.43
                                                                =============           ==============

   Weighted average shares outstanding                             9,357,527                9,263,702
                                                                =============           ==============



     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                               Quarter Ended           Quarter Ended
                                                                                 March 31,               March 31,
                                                                                   1996                    1995
                                                                               _____________           _____________

Cash flows from operating activities:
   Net income                                                                   $ 1,673,445             $ 3,939,629

   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization                                            1,711,663               1,546,055
         Gain on sale of properties                                                   -                  (1,514,400)
         Write-off of deferred rent receivable                                        -                     678,078
         Decrease in rent receivable                                                 44,587                 183,967
         Increase (decrease) in accounts payable and other liabilities              605,858                (416,600)
         (Decrease) increase in accrued interest payable                           (127,537)                109,371
         Accrued interest added to principal balance
            of mortgage notes                                                         -                      20,332
         Minority interests                                                          53,679                  70,172
         Amortization of discount on mortgage notes payable                           2,191                   -
         Income from unconsolidated partnerships                                     (1,930)                  -
         Increase in other assets                                                  (695,564)               (123,224)
                                                                                _____________           _____________

            Total adjustments                                                     1,592,947                 553,751
                                                                                _____________           _____________

            Net cash provided by operating activities                             3,266,392               4,493,380
                                                                                _____________           _____________

Cash flows from investing activities:
   Additions to real estate assets                                                  (93,686)                  -
   Net proceeds from sale of properties                                               -                  16,347,058
                                                                                _____________           _____________

            Net cash (used in)
            provided by investing activities                                        (93,686)             16,347,058
                                                                                _____________           _____________

Cash flows from financing activities:
   Dividends to stockholders                                                     (2,528,621)             (2,502,658)
   Decrease (increase) in escrow deposits                                           550,000              (9,845,035)
   Repayments on mortgage notes                                                  (4,020,561)             (7,215,104)
   Proceeds of mortgage notes payable                                             2,890,000                   -
   Increase in deferred expenses                                                   (111,547)                  -
   Common stock issued                                                              431,157                 170,922
   Common stock repurchased                                                           -                    (447,803)
   Increase in restricted cash                                                     (415,151)                  -
   Cash distributions to minority interests                                         (45,660)                (45,660)
                                                                                _____________           _____________

            Net cash used in financing activities                                (3,250,383)            (19,885,338)
                                                                                _____________           _____________

   (Decrease) increase in cash                                                      (77,677)                955,100
Cash at beginning of period                                                       2,588,515               3,096,028
                                                                                _____________           _____________

Cash at end of period                                                            $2,510,838             $ 4,051,128
                                                                                =============           =============
                                                                                                          (Continued)

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                     Quarters ended March 31, 1996 and 1995
                                  (Unaudited)


                                                                Quarter Ended                   Quarter Ended
                                                                March 31,                       March 31,
                                                                1996                            1995
                                                                -------------                   -------------

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                       $ 2,684,173                     $ 2,613,872
                                                                =============                   =============

   Cash paid during the period for taxes                          $     9,064                     $    49,154
                                                                =============                   =============
Supplemental disclosure of non-cash operating activities:

   Deferred expenses reclassified to other assets                 $    90,912                     $         -
                                                                =============                   =============



                               See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1996

                                  (Unaudited)


(1)     The Company
        -----------
        Lexington Corporate Properties, Inc. (the "Company") is a Maryland corporation which was organized to combine and continue to expand the business of two affiliated Delaware limited partnerships (the "Partnerships") which own, operate and manage a diverse portfolio of real properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

        The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)     Summary of Significant Accounting Policies
        ------------------------------------------
        The Company's financial statements are prepared on the accrual basis of accounting for financial and Federal income tax reporting purposes. Real estate, which is held for investment, is carried at cost less accumulated depreciation unless declines in values of the properties are considered other than temporary. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the properties. The Company depreciates buildings and building improvements over a 40-year period, land improvements over a 20-year period, and fixtures and equipment over a 12-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

        The financial statements reflect the accounts of the Company, Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Union Hills Associates and Union Hills Associates II (collectively, "Union Hills"), F.M. Associates and F.M. Associates II (collectively, "F.M. Associates"), North Tampa Associates, Yankee Drive Associates, LXP Funding Corp. ("Funding"), LXP Canton, Inc. ("Canton"), LXP I, L.P. ("LXP I") and LXP II, L.P. ("LXP II"), on a consolidated basis. LCIF owns an aggregate 99.99% general partnership interest in each of Union Hills and F.M. Associates. LCIF II owns an aggregate 99.9999% general partnership interest in each of North Tampa Associates and Yankee Drive Associates. Funding and Canton are both wholly-owned subsidiaries of the Company. LCIF and LCIF II own 99% limited partnership interests in LXP I and LXP II, respectively. LXP I, Inc. and LXP II, Inc., wholly owned subsidiaries of the Company, own 1% general partnership interests in LXP I and LXP II, respectively. In addition, partnerships in which the Company has an interest of greater than 50% are accounted for on a consolidated basis and partnership interests of less than 50% are accounted for under the equity method.

        The Company has determined that the leases relating to the properties owned by the Company are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. The Company's rent receivable primarily consists of the amounts of the excess of rental revenues recognized on a straight-line basis over the annual rents collectible under the leases.

        Deferred expenses are composed principally of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the mortgages.

        Fees incurred in connection with properties acquired have been capitalized as a cost of the properties upon acquisition.

        The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed. No provision for Federal income taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the Code and has distributed all of its Taxable Income.

        The Company and its consolidated subsidiaries are required to file tax returns in various states. States vary with respect to the taxation of REITs. Some states have a tax based on capital within the state; other states, not recognizing the REIT dividends paid deduction, have a tax based on apportioned income as it would any corporation. There are states that tax under both methods as well as states that have no additional taxes other than the minimum state tax requirement. The provision for state taxes is included in general and administrative expenses in the consolidated statements of income.

        Net income per share is computed on the basis of the weighted average shares of common stock outstanding. The weighted average number of shares outstanding during the quarters ended March 31, 1996 and 1995 was 9,357,527 and 9,263,702, respectively.

        Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation.

        The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Value of Financial Instruments," defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's cash, mortgage notes payable, subordinated notes payable, and accounts payable and other liabilities are carried at cost which approximates fair value.

        On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Company's results of operations or its financial condition for the quarter ended March 31, 1996.

        On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This SFAS encourages the adoption of a new accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of the employer's stock. These arrangements include restricted stock, stock options and stock appreciation rights. The SFAS also permits the retention of the Company's current method of accounting for these plans under "Accounting Principles Board" Opinion No. 25. The Company will continue its current method of accounting for stock-based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis with the Company's Annual Report on Form 10-K.

        Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)     Sale of Properties
        ------------------
        On March 15, 1995, the Company sold a portion of the land on the Jacksonville, Florida property to the tenant of the property, receiving proceeds of $31,959 and realizing a gain of approximately $15,000.

        On March 31, 1995, the Company sold the Eagan, Minnesota Property for $16,550,000, realizing a gain of approximately $1.5 million. The Property had been encumbered by a mortgage in the amount of approximately $6,562,000 which mortgage was satisfied from the sales proceeds. Additionally, the Company received lease termination proceeds of $1,600,000 in connection with this transaction. Approximately $9,845,000 of the sales proceeds (plus $69,000 of interest earned), which had been held in an escrow account, was later used along with excess proceeds of the "REMIC" financing (which was completed in May
        1995) to repay the mortgage on the Glendale, Arizona Property. The Company also incurred a write-off of deferred rent receivable in the amount of $678,078 relating to the sale of this property, which was recorded as a reduction of rental revenue on the consolidated statements of income.

(4)     Escrow Deposits
        ---------------
        On December 7, 1995, the Company, through its wholly owned subsidiary, LXP Canton, Inc. ("Canton"), acquired a fitness center in Canton, Ohio. The purchase price was $4,100,000 with such consideration consisting of 100,000 shares of Common Stock of the Company and $3,012,500 in cash. As a condition relating to the issuance of the Common Stock, the Company was required to register the stock within 90 days of the closing, or it would have been obligated to repurchase all of the Common Stock at $10.875 per share.

        To secure the obligation of the Company to effect the registration of the Common Stock or to repurchase the Common Stock, the Company was required at the closing to deposit $550,000 into an escrow account. On March 6, 1996, the registration of the Common Stock was effected, resulting in a return of the escrow monies to the Company.


(5)     Mortgage Notes Payable
        ----------------------
        On February 26, 1996, first mortgage financing of $2.89 million was obtained, secured by the Canton, Ohio Property, which was acquired on December 7, 1995. The loan has a thirteen year term to maturity and bears interest at 9.49% per annum.

        On February 29, 1996, the Company used approximately $2.87 million of the Canton, Ohio Property mortgage proceeds and approximately $630,000 in cash to reduce the amount outstanding under the revolving credit facility on that date by $3.5 million, from $14.6 million to $11.1 million.

(6)     Leases
        ------
        Minimum future rents receivable under non-cancelable operating leases as of March 31, 1996 are as follows:




                       Year ending
                       December 31
                       -----------

                           1996 (9 months)             $ 19,027,340
                           1997                          23,836,863
                           1998                          22,010,939
                           1999                          20,382,059
                           2000                          18,404,646
                           2001                          17,447,875
                           Thereafter                    78,724,167
                                                       ------------
                                                       $199,833,889
                                                       ============

(7)     Subsequent Events
        -----------------
        On April 16, 1996, the Company declared a dividend of $.27 per share to stockholders of record on April 30, 1996 to be paid on May 15, 1996.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
General
- - -------
As of March 31, 1996, the Company was the indirect or direct owner of twenty-eight real estate properties (or interests therein) (the "Properties") triple net leased to corporations and located in seventeen states, and owned minority interests in two additional triple net leased properties. The Properties contain an aggregate of 4,211,850 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which each tenant generally pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

Liquidity and Capital Resources
- - -------------------------------
The Company paid a dividend of $.27 per share to stockholders for each of the calendar quarters of 1994 and 1995. On April 16, 1996, the Company declared a dividend for the first quarter of 1996 of $.27 per share to stockholders of record as of April 30, 1996 to be paid on May 15, 1996. The Company's annualized dividend rate is currently $1.08 per share.

The Company's principal sources of liquidity are revenues generated from the Properties, interest on cash balances and amounts available under its revolving credit facility. For the quarter ended March 31, 1996, leases on the Properties generated approximately $6,657,000 in revenue compared to $6,457,000 for the same period in 1995 (before the write-off of deferred rent receivable on the Eagan Property resulting from the sale on March 31, 1995, which reduced the reported rental revenue to approximately $5,779,000).

The Company's revolving credit facility, in a maximum committed amount of $25 million, bears interest at 1.5% over LIBOR and matures on November 14, 1998. On such date, under certain conditions, the facility may be converted at the Company's option to a five-year fully-amortizing term loan. On February 26, 1996, first mortgage financing of $2.89 million was obtained, secured by the Canton, Ohio Property. On February 29, 1996, the Company used approximately $2.87 million of the Canton, Ohio mortgage proceeds and approximately $630,000 in cash to reduce the amount outstanding under the Company's revolving credit facility on that date by $3.5 million to $11.1 million. As the revolving credit facility is collateralized by two of the Company's Properties, the current outstanding principal amount of $11.1 million is included in the balance of mortgage notes payable as of March 31, 1996.

The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 1996, a total of twenty-six Properties were subject to outstanding mortgages which had an aggregate principal amount (including accrued interest in the amount of $350,057) of approximately $120,471,000. The weighted average interest rate on the Company's debt on that date was 8.0%. Approximate principal amounts of mortgages are due as follows: $1,747,000 in 1996 (9 months); $2,549,000 in 1997; $12,633,000 in 1998; $8,188,000 in 1999; $10,531,000 in 2000; $2,233,000
in 2001. Included in the amount for 1998 are balloon payments for the Tampa Property - $4,289,775; and the North Tampa Property - $5,717,444. Included in the amount for 1999 is a balloon payment for the Phoenix Property - $5,562,818. Included in the amount for 2000 is a balloon payment for the Marlborough Property - $7,965,712. Balloon payments in the aggregate of $60 million on the notes issued in the REMIC financing, are due in 2005. In addition, any amounts outstanding under the revolving credit facility on November 14, 1998 would be due and owing on such date, except that, under certain conditions, the Company has a right to convert the credit facility to a five-year fully-amortizing loan.

The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property or have available amounts under any credit facilities sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time.

Because the Company's tenants bear all or substantially all of the cost of property maintenance and capital improvements, the Company does not anticipate significant needs for cash for property maintenance or repairs. The Company generally funds property expansions with additional secured borrowings, the repayment of which are funded out of rental increases under the leases covering the expanded properties.

On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding common stock, depending on market conditions and other factors. As of December 31, 1995, the Company had repurchased 172,100 shares at an average price of approximately $9.80 per share. No additional shares were repurchased during the quarter ended March 31, 1996.

Results of Operations
- - ---------------------
Quarter ended March 31, 1996 compared to quarter ended March 31, 1995
- - ---------------------------------------------------------------------
Total Revenues.   Total revenues for the quarter ended March 31, 1996 were
$6,799,356, an increase of $936,837 from the same period in 1995. The increase in revenues was attributable to increases in rental revenue and interest and other revenue of $877,998 and $58,839, respectively. Rental revenue increased primarily due to revenues from properties acquired in August and December 1995, and a non-recurring write-off of deferred rent receivable of approximately $678,000 relating to the sale of the Eagan Property on March 31, 1995. The increase in interest and other revenue was attributable to higher interest-bearing cash balances in 1996.

Total Expenses.   Total expenses for the quarter ended March 31, 1996 were
$5,072,232, an increase of $105,114 from the same period in 1995. The increase was attributable to increases in general and administrative expenses, depreciation and amortization, offset by a decrease in interest expense.

General and administrative expenses for the quarter ended March 31, 1996, in the amount of $664,947, increased $130,495 from the same period in 1995 primarily due to an expense of $147,066 relating to performance-based stock compensation incurred in 1996. Depreciation expense for the quarter ended March 31, 1996, in the amount of $1,565,067, increased $105,434 from the same period in 1995 primarily due to properties acquired in August and December 1995. Amortization expense for the quarter ended March 31, 1996, in the amount of $146,596, increased $60,174 from the same period in 1995 due to an increase in amortizable deferred loan expenses incurred in connection with the REMIC and revolving credit facility financings in 1995.

Interest expense for the quarter ended March 31, 1996, in the amount of $2,558,827, decreased $184,748 from the same period in 1995 due to debt refinancing in 1995.

Net Income.   Net income for the quarter ended March 31, 1996 was $1,673,445, a decrease of $2,266,184 from the same period in 1995. The decrease is primarily attributable to non-recurring items in 1995 relating to the sale of the Eagan Property on March 31, 1995, consisting of a gain on the sale of approximately $1.5 million and proceeds from lease termination of $1.6 million, offset by the related write-off of deferred rent receivable of approximately $678,000, discussed above.

Funds from Operations
- - ---------------------
The Company considers funds from operations to be an appropriate measure of the performance of an equity REIT. Funds from operations is defined by the National Association of Real Estate Investment Trusts as "net income

(computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures." Funds from operations should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity as defined by generally accepted accounting principles, and is not necessarily indicative of funds available to fund cash needs.

The Company's funds from operations totalled $3,236,582 and $3,884,862 for the quarters ended March 31, 1996 and 1995, respectively. Funds from operations for the quarter ended March 31, 1995 includes the non-recurring effects of the lease termination proceeds of $1.6 million relating to the sale of the Eagan Property on March 31, 1995, offset by the related write-off of deferred rent receivable of approximately $678,000, previously discussed above. The Company's quarterly dividend of $.27 per share amounted to approximately 78% of the Company's funds from operations for the quarter ended March 31, 1996.

                          PART II - OTHER INFORMATION


ITEM 1.                 Legal Proceedings - not applicable.

ITEM 2.                 Changes in Securities - not applicable.

ITEM 3.                 Defaults under the Senior Securities - not applicable.

ITEM 4.                 Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.                 Other Information - not applicable.

ITEM 6.                 Exhibits and Reports on Form 8-K.

                        (a)   Exhibits

                        Exhibit No.             Exhibit
                        -----------             -------
                            27                  Financial Data Schedule

                        (b)   Reports on Form 8-K filed during the quarter ended March 31, 1996.

                              None.

                                   SIGNATURES
                                   ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Lexington Corporate Properties, Inc.


           5/15                      /s/ E. Robert Roskind
Date:_____________________       By:___________________________________________
                                    E. Robert Roskind
                                    Chairman and Co-Chief Executive Officer

           5/15                      /s/ Paul R. Wood
Date:_____________________       By:___________________________________________
                                    Paul R. Wood
                                    Vice President and Chief Accounting Officer

             EXHIBIT INDEX


Exhibit No.               Description
- - ----------                -----------

   27                 Financial Data Schedule