Form 10-Q
period 1996-06-30
LEXINGTON CORPORATE PROPERTIES INC
filed 1996-08-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

         Maryland                                              13-3717318
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

     355 Lexington Avenue
         New York, NY                                              10017
(Address of principal executive offices)                         (Zip code)

                                 (212) 692-7260
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes x . No   .
                                     ---    ---
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,401,897 shares of common stock, par value $.0001 per share, on July 30, 1996.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 June 30, 1996 (Unaudited) and December 31, 1995

                                     ASSETS

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                                   ----                    ----

Real estate, at cost: (notes 3, 4 and 5)
      Buildings and building improvements                                      $254,562,395           $196,431,021
      Land                                                                       34,573,496             34,287,129
      Land improvements                                                           2,830,339              2,830,339
      Fixtures and equipment                                                     10,674,288             10,674,288
                                                                               ------------           ------------
                                                                                302,640,518            244,222,777

      Less:  accumulated depreciation                                            47,108,521             43,715,721
                                                                               ------------           ------------
                                                                                255,531,997            200,507,056

Cash                                                                              2,431,069              2,588,515
Deferred expenses (net of accumulated amortization
      of $2,636,887 in 1996 and $2,343,262 in 1995) (note 2)                      3,715,982              3,753,553
Rent receivable (note 2)                                                          7,623,620              7,701,420
Restricted cash                                                                   4,182,568              3,464,554
Investment in partnerships                                                          171,166                170,127
Escrow deposits (note 4)                                                            104,400                654,400
Other assets                                                                      3,757,080              2,376,611
                                                                               ------------           ------------
                                                                               $277,517,882           $221,216,236
                                                                               ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable (notes 3 and 5)                                         $158,496,978           $121,249,633
Subordinated notes payable, including accrued interest                            1,973,241              1,973,241
Accrued interest payable                                                            411,915                440,788
Accounts payable and other liabilities                                            2,159,187                558,617
Minority interests, net                                                             585,357                475,846
                                                                               ------------           ------------
                                                                                163,626,678            124,698,125
                                                                               ------------           ------------

Stockholders' equity:
      Preferred stock, par value $0.0001 per share;
        authorized 10,000,000 shares, issued none                                        --                     --
      Excess stock, par value $0.0001 per share;
        authorized 40,000,000 shares, issued none                                        --                     --
      Common stock, par value $0.0001 per share,
        authorized 40,000,000 shares, 9,400,101
        and 9,331,982 shares issued and outstanding
        in 1996 and 1995, respectively                                                  940                    933
      Additional paid in capital                                                113,890,264             96,517,178
                                                                               ------------           ------------
      Total stockholders' equity                                                113,891,204             96,518,111
                                                                               ------------           ------------
                                                                               $277,517,882           $221,216,236
                                                                               ============           ============


     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    Quarters ended June 30,1996 and 1995 and
                     Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                               Six Months         Six Months
                                                          Quarter Ended       Quarter Ended       Ended              Ended
                                                            June 30,            June 30,         June 30,           June 30,
                                                              1996                1995             1996               1995
                                                             ------              ------           ------             -----

Revenues:

      Rental (notes 2, 3, and 6)                            $7,596,523        $ 6,025,132       $14,253,882       $11,804,493
      Interest and other                                        85,918            162,817           227,915           245,975
                                                            ----------        -----------       -----------       -----------
                                                             7,682,441          6,187,949        14,481,797        12,050,468
                                                            ----------        -----------       -----------        -----------

Expenses:

      Interest expense                                       3,020,899          2,566,089         5,600,430         5,309,664
      Depreciation                                           1,827,733          1,371,653         3,392,800         2,831,286
      Amortization of deferred expenses                        150,738            104,715           297,334           191,137
      General and administrative expenses                      743,031            520,562         1,387,274         1,055,014
      Property operating expenses                              164,391            131,287           301,186           274,323
                                                            ----------        -----------       -----------       -----------
                                                             5,906,792          4,694,306        10,979,024         9,661,424
                                                            ----------        -----------       -----------       -----------

         Income before gain on sale of properties, lease termination proceeds, extraordinary

           item and minority interests                       1,775,649          1,493,643         3,502,773         2,389,044

      Gain on sale of properties                                    --                 --                --         1,514,400
      Proceeds from lease termination                               --                 --                --         1,600,000
                                                            ----------        -----------       -----------       -----------

      Income before extraordinary item and minority
      interests                                              1,775,649          1,493,643         3,502,773         5,503,444

      Loss on extinguishment of debt                                --          4,578,346                --         4,578,346
                                                            ----------        -----------       -----------       -----------

         Income (loss) before minority interests             1,775,649         (3,084,703)        3,502,773           925,098

      Minority interests                                       147,151            (53,982)          200,830            16,189
                                                            ----------        -----------       -----------       -----------

             Net income (loss)                              $1,628,498        $(3,030,721)      $ 3,301,943       $   908,909
                                                            ==========        ===========       ===========       ===========

      Income before extraordinary item and minority
      interests, per share                                  $     0.19        $      0.16       $      0.37       $      0.59

      Loss on extinguishment of debt, per share                     --               0.49                --              0.49

      Minority interests, per share                               0.02                 --              0.02                --
                                                            ----------        -----------       -----------       -----------

      Net income (loss) per share                           $     0.17        $     (0.33)      $      0.35       $      0.10
                                                            ==========        ===========       ===========       ===========

      Weighted average shares outstanding                    9,383,641          9,260,153         9,370,584         9,262,025
                                                             ==========        ===========       ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                              Six Months Ended        Six Months Ended
                                                                                  June 30,                June 30,
                                                                                    1996                    1995
                                                                                    ----                    ----

Cash flows from operating activities:
    Net income                                                                  $ 3,301,943            $   908,909

    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            3,690,134              3,022,423
         Gain on sale of properties                                                      --             (1,514,400)
         Write-off of deferred rent receivable                                           --                678,078
         Write-off of unamortized deferred loan fees                                     --                323,168
         Decrease in rent receivable                                                 77,800                314,400
         Increase in accounts payable and other liabilities                         488,064                121,669
         Decrease in accrued interest payable                                       (28,873)                (9,462)
         Accrued interest added to principal balance
              of mortgage notes                                                          --                 34,192
         Minority interests                                                         200,830                 16,189
         Amortization of discount on mortgage notes payable                           4,382                  1,096
         Income from unconsolidated partnerships                                     (4,748)                     -
         Increase in other assets                                                  (723,171)            (1,572,172)
                                                                                -----------            -----------

              Total adjustments                                                   3,704,418              1,415,181
                                                                                -----------            -----------

              Net cash provided by operating activities                           7,006,361              2,324,090
                                                                                -----------            -----------

Cash flows from investing activities:
    Additions to real estate assets                                              (2,287,444)                    --
    Net proceeds from sale of properties                                                 --             16,347,058
                                                                                -----------            -----------
              Net cash (used in)
              provided by investing activities                                   (2,287,444)            16,347,058
                                                                                -----------            -----------

Cash flows from financing activities:
    Dividends to stockholders                                                    (5,057,631)            (5,008,294)
    Decrease in escrow deposits                                                     550,000                      -
    Repayments on mortgage notes                                                 (5,144,680)           (73,920,193)
    Proceeds of mortgage notes payable                                            4,990,000             69,913,344
    Increase in deferred expenses                                                  (149,051)            (2,825,532)
    Common stock issued                                                             689,370                303,402
    Common stock repurchased                                                             --               (739,342)
    Increase in restricted cash                                                    (718,014)            (5,320,693)
    Cash distributions to minority interests                                        (91,319)               (91,319)
                                                                                -----------            -----------

              Net cash used in financing activities                              (4,931,325)           (17,688,627)
                                                                                -----------            -----------

    (Decrease) increase in cash                                                    (212,408)               982,521
Cash at beginning of period                                                       2,588,515              3,096,028
Cash received in acquisition                                                         54,962                     --
                                                                                -----------            -----------
Cash at end of period                                                           $ 2,431,069            $ 4,078,549
                                                                                ===========            ===========

                                                                     (Continued)

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                     Six Months ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                             Six Months Ended        Six Months Ended
                                                                                 June 30,                June 30,

                                                                                   1996                    1995
                                                                                  ------                  -----


Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                    $5,624,921             $5,283,838
                                                                                ==========             ==========

    Cash paid during the period for taxes                                       $   61,946             $   90,465
                                                                                ==========             ==========

Supplemental disclosure of non-cash operating activities:

    Deferred expenses reclassified to other assets                              $   90,912             $       --
                                                                                ==========             ==========


Supplemental disclosure of non-cash investing activities:

On May 22, 1996, the Company completed an acquisition transaction involving a partnership, whereby a property was acquired in exchange for special limited partnership units, following which the selling partnership was dissolved. Total assets acquired and total liabilities assumed in the exchange were $56,949,560 and $38,510,149, respectively.


     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996

                                   (Unaudited)

(1)      The Company

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

         The Company and its consolidated subsidiaries are required to file tax returns in various states. States vary with respect to the taxation of REITs. Some states have a tax based on capital within the state; other states, not recognizing the REIT dividends paid deduction, have a tax based on apportioned income as it would any corporation. There are states that tax under both methods as well as states that have no additional taxes other than the minimum state tax requirement. The provision for state taxes is included in general and administrative expenses in the consolidated statements of operations.

         Net income per share is computed on the basis of the weighted average shares of common stock outstanding. The weighted average number of shares outstanding during the quarters ended June 30, 1996 and 1995 was 9,383,641 and 9,260,153, respectively. The weighted average number of shares outstanding during the six months ended June 30, 1996 and 1995 was 9,370,584 and 9,262,025, respectively.

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

         On January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Company's results of operations or its financial condition for the six months ended June 30, 1996.

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

 (3)     Properties

         On May 22, 1996, the Company completed an acquisition transaction involving a partnership. As a result of this transaction, LCIF acquired the headquarters of Northwest Pipeline Corporation from a partnership, following which the selling partnership was dissolved. In exchange, limited and general partners of the partnership received an aggregate of 1,715,295 special limited partnership units in LCIF. The units become convertible into Lexington common stock on a one-for-one basis on May 22, 1998, the second anniversary of the transaction. The unitholders will receive a quarterly distribution of $0.165 per unit (or $0.66 per unit per annum) through January 1, 1998, increasing to $0.27 per unit per quarter (or $1.08 per unit per annum) thereafter. Additionally, 114,006 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain future management and disposition fees, and 9,000 shares of Lexington common stock were issued to the affiliates in exchange for accrued but unpaid management fees. The holders of the 114,006 units will have the same conversion rights as the limited and general partners of the partnership, and will receive a quarterly distribution of $0.27 per unit (or $1.08 per annum), and the holders of the 9,000 shares of common stock will be entitled to quarterly dividend payments. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statements of operations for the quarter and six months ended June 30, 1996 include the operating results of the acquired partnership commencing May 22, 1996.

         The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease. The property is subject to two mortgage notes which have a total outstanding principal balance of approximately $36.8 million as of June 30, 1996.

         On May 31, 1996, the Company acquired a 56,132 square foot retail facility in Jacksonville, Alabama for a purchase price of $2,014,000. The purchase price and related acquisition costs were satisfied with funds from a draw on the Company's revolving credit facility, in the amount of $2.1 million. The property is leased to Wal-Mart Stores, Inc. under a net lease which expires on January 31, 2009, with annual net rent of $146,040.

(4)      Escrow Deposits

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

         On May 22, 1996, the Company completed an acquisition transaction (see note (3)), in which a property was acquired subject to two mortgage notes. The aggregate outstanding principal balance of the two notes assumed in the transaction totalled approximately $37.4 million. The first note had an outstanding principal balance of approximately $13.7 million as of June 30, 1996, bears interest at 7.87% per annum and fully amortizes at maturity on October 1, 2005. The second note had an outstanding principal balance of $23.1 million as of June 30, 1996, bears interest at 12.9% per annum and fully amortizes at maturity on October 1, 2005. The second note may be prepaid on October 1, 1997, subject to a 4.75% prepayment penalty.

         On May 31, 1996, the Company borrowed an additional $2.1 million under its revolving credit facility in connection with the acquisition of the Jacksonville, Alabama property. The principal amount outstanding under this facility on June 30, 1996 was $13.2 million.

         Principal paydowns of the mortgage notes payable (including balloon payments) for the succeeding five years are as follows:

                                Year ending
                                December 31,                             Amount

                                  1996 (6 months)                     $  2,388,975
                                  1997                                   5,133,797
                                  1998                                  28,708,145
                                  1999                                  11,388,223
                                  2000                                  14,095,441
                                  2001                                   6,204,150

         Included in the amount for 1998 is the $13.2 million outstanding as of June 30, 1996 under the revolving credit facility, which, under certain conditions the Company has a right to convert to a five-year fully amortizing term loan at the scheduled maturity date of November 14, 1998.

(6)      Leases

         Minimum future rents receivable under non-cancelable operating leases as of June 30, 1996 are as follows:

                                Year ending
                                December 31,

                                  1996 (6 months)                     $ 16,600,390
                                  1997                                  32,374,112
                                  1998                                  30,842,720
                                  1999                                  29,099,391
                                  2000                                  27,121,978
                                  2001                                  26,165,207
                                  Thereafter                           136,378,178
                                                                      ------------

                                                                      $298,581,976
                                                                      ============

(7)      Subsequent Events

         On July 16, 1996, the Company declared a dividend of $.28 per share to stockholders of record on July 30, 1996 to be paid on August 14, 1996.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

As of June 30, 1996, the Company was the indirect or direct owner of thirty real estate properties (or interests therein) (the "Properties") triple net leased to corporations and located in nineteen states, and owned minority interests in two additional triple net leased properties. The Properties contain an aggregate of 4,562,982 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which each tenant generally pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

Liquidity and Capital Resources

The Company paid a dividend of $.27 per share to stockholders for each of the calendar quarters of 1994 and 1995 and the first quarter of 1996. On July 16, 1996, the Company declared a dividend for the second quarter of 1996 of $.28 per share to stockholders of record as of July 30, 1996 to be paid on August 14, 1996. The Company's annualized dividend rate is currently $1.12 per share.

The Company's principal sources of liquidity are revenues generated from the Properties, interest on cash balances and amounts available under its revolving credit facility. For the quarter and six months ended June 30, 1996, leases on the Properties generated approximately $7,597,000 and $14,254,000 in revenue compared to $6,025,000 and $11,804,000 for the same periods in 1995.

On May 22, 1996, the Company completed an acquisition transaction involving a partnership. As a result of this transaction, LCIF acquired the headquarters of Northwest Pipeline Corporation from a partnership, following which the selling partnership was dissolved. In exchange, limited and general partners of the partnership received an aggregate of 1,715,295 special limited partnership units in LCIF. The units become convertible into Lexington common stock on a one-for-one basis on May 22, 1998, the second anniversary of the transaction. The unitholders will receive a quarterly distribution of $0.165 per unit (or $0.66 per unit per annum) through January 1, 1998, increasing to $0.27 per unit per quarter (or $1.08 per unit per annum) thereafter. Additionally, 114,006 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain future management and disposition fees, and 9,000 shares of Lexington common stock were issued to the affiliates in exchange for accrued but unpaid management fees. The holders of the 114,006 units will have the same conversion rights as the limited and general partners of the partnership, and will receive a quarterly distribution of $0.27 per unit (or $1.08 per annum), and the holders of the 9,000 shares of common stock will be entitled to quarterly dividend payments. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statements of operations for the quarter and six months ended June 30, 1996 include the operating results of the acquired partnership commencing May 22, 1996.

The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease. The property is subject to two mortgage notes which have a total outstanding principal balance of approximately $36.8 million as of June 30, 1996.

On May 31, 1996, the Company acquired a 56,132 square foot retail facility in Jacksonville, Alabama for a purchase price of $2,014,000. The purchase price and related acquisition costs were satisfied with funds from a draw on the Company's revolving credit facility, in the amount of $2.1 million. The property is leased to Wal-Mart Stores, Inc. under a net lease which expires on January 31, 2009, with annual net rent of $146,040.

The Company's revolving credit facility, in a maximum committed amount of $25 million, bears interest at 1.5% over LIBOR and matures on November 14, 1998. On such date, under certain conditions, the facility may be converted at the Company's option to a five-year fully-amortizing term loan. On February 26, 1996, first mortgage financing of $2.89 million was obtained, secured by the Canton, Ohio Property. On February 29, 1996, the Company used approximately $2.87 million of the Canton, Ohio mortgage proceeds and approximately $630,000 in cash to reduce the amount outstanding under the Company's revolving credit facility on that date by $3.5 million. On May 31, 1996 an additional draw in the amount of $2.1 million was made in connection with the Jacksonville, Alabama property acquisition. As the revolving credit facility is collateralized by four of the Company's Properties, the outstanding principal amount of $13.2 million is included in the balance of mortgage notes payable as of June 30, 1996.

The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 1996, a total of twenty-nine Properties were subject to outstanding mortgages which had an aggregate principal amount (including accrued interest in the amount of $411,915) of approximately $158,909,000. The weighted average interest rate on the Company's debt on that date was 8.8%. Approximate principal amounts of mortgages are due as follows: $2,389,000 in 1996 (6 months); $5,134,000 in 1997; $15,508,000 in 1998; $11,388,000 in 1999; $14,095,000 in 2000; $6,204,000 in
2001. Included in the amount for 1998 are balloon payments for the Tampa Property - $4,289,775; and the North Tampa Property - $5,717,444. Included in the amount for 1999 is a balloon payment for the Phoenix Property - $5,562,818. Included in the amount for 2000 is a balloon payment for the Marlborough Property - $7,965,712. Balloon payments in the aggregate of $60 million on the notes issued in the REMIC financing, are due in 2005. In addition, any amounts outstanding under the revolving credit facility on November 14, 1998 would be due and owing on such date, except that, under certain conditions, the Company has a right to convert the credit facility to a five-year fully-amortizing loan.

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

On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding common stock, depending on market conditions and other factors. As of December 31, 1995, the Company had repurchased 172,100 shares at an average price of approximately $9.80 per share. No additional shares were repurchased during the six months ended June 30, 1996.

Results of Operations

Quarter and six months ended June 30, 1996 compared to quarter ended June 30,
1995

Total Revenues. Total revenues for the quarter and six months ended June 30, 1996 were $7,682,441 and $14,481,797, representing increases of $1,494,492 and
$2,431,329 from the same respective periods in 1995. The increases in revenues were attributable to increases in rental revenue of $1,517,391 and $2,449,389 for the quarter and six month periods, respectively. Rental revenue increased primarily due to revenues from properties acquired in August and December 1995, and May 1996. Interest and other revenues for the quarter and six months ended June 30, 1996 decreased $76,899 and $18,060 from the same periods in 1995 primarily due to higher interest-bearing cash balances during the second quarter of 1995.

Total Expenses. Total expenses for the quarter and six months ended June 30, 1996 were $5,906,792 and $10,979,024, representing increases of $1,212,486 and
$1,317,600 from the same respective periods in 1995. The increases were primarily attributable to increases in interest expense, depreciation, general and administrative expenses and amortization.

Interest expense for the quarter and six months ended June 30, 1996 increased $454,810 and $290,766 from the same periods in 1995 primarily due to interest expense incurred on the mortgage notes assumed in the exchange transaction of May 22, 1996, offset by debt refinancing in 1995. Depreciation expense for the quarter and six months ended June 30, 1996 increased $456,080 and $561,514 from the same periods in 1995 primarily due to properties acquired in August and December 1995, and May 1996. General and administrative expenses for the quarter and six months ended June 30, 1996 increased $222,469 and $332,260 from the same periods in 1995 primarily due to an expense of $147,066 for the quarter and $294,132 for the six month period relating to performance-based stock compensation incurred in 1996. Additionally, professional fees increased during the quarter ended June 30, 1996 compared to the same period in 1995. Amortization expense for the quarter and six months ended June 30, 1996 increased $46,023 and $106,197 from the same periods in 1995 due to an increase in amortizable deferred loan expenses incurred in connection with the REMIC and revolving credit facility financings in 1995 and the Canton acquisition financing during the first quarter of 1996.

Net Income. Net income for the quarter and six months ended June 30, 1996 was $1,628,498 and $3,301,943, representing increases of $4,659,219 and $2,393,034 from the same respective periods in 1995. The increase during the quarter ended June 30, 1996 was primarily attributable to a non-recurring loss on extinguishment of debt incurred in connection with the REMIC financing in the second quarter of 1995 in the amount of $4,578,346, as well as the increase in rental revenue discussed above. The increase during the six months ended June 30, 1996 was primarily attributable to the non-recurring loss on extinguishment of debt discussed above, offset by non-recurring items in 1995 relating to the sale of the Eagan Property on March 31, 1995: a gain on the sale of approximately $1.5 million and proceeds from lease termination of $1.6 million, offset by the related write-off of deferred rent receivable of approximately $678,000. Additionally, the increase in rental revenue discussed above also contributed to the increase in net income.

Funds from Operations

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

The Company's funds from operations totalled $3,293,125 and $2,919,278 for the quarters ended June 30, 1996 and 1995, and $6,529,707 and $6,804,141 for the six months ended June 30, 1996 and 1995, respectively. Funds from operations for the six months ended June 30, 1995 includes the non-recurring effects of the lease termination proceeds of $1.6 million relating to the sale of the Eagan Property on March 31, 1995, offset by the related write-off of deferred rent receivable of approximately $678,000, discussed above. The Company's quarterly dividend of $.28 per share amounted to approximately 80% of the Company's funds from operations for the quarter ended June 30, 1996.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders -

                  At the Company's Annual Meeting of Stockholders held on May 23, 1996, the following actions were taken:

                  The stockholders elected the seven individuals nominated to serve as directors of the Company until the 1997 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting (together, the "Proxy Statement"). The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                                               For            Withheld

                           E. Robert Roskind                6,161,620          162,675
                           Richard J. Rouse                 6,162,835          161,460
                           T. Wilson Eglin                  6,171,335          152,960
                           Carl D. Glickman                 5,985,676          338,619
                           Kevin W. Lynch                   6,172,648          151,647
                           Harry E. Petersen, Jr.           5,991,806          332,489
                           Seth M. Zachary                  5,986,918          337,377

                  The stockholders also approved the following two other proposals set forth in the Company's Proxy Statement, with the number of votes for, against and abstaining set forth:

                  Proposal 2: To amend the Company's Amended and Restated Articles of Incorporation to (i) increase the number of authorized shares of Common Stock to 40,000,000 from 20,000,000, (ii) increase the number of authorized shares of Excess Stock to 40,000,000 from 10,200,000 and (iii) increase the ownership limitation set forth therein to 9.8% from 5.0%.

                                           For               Against          Abstained
                                           ---               -------          ---------
                                        5,671,925            448,838           203,532

                  Proposal 3: To amend the Company's 1993 Stock Option Plan to increase by 800,000 the number of shares of Common Stock available for the grant of options under the plan.

                                           For               Against          Abstained
                                           ---               -------          ---------
                                        3,606,891            786,099           189,081

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits -

                           Exhibit No.      Exhibit
                               27           Financial Data Schedule

                  (b) Reports on Form 8-K filed during the quarter ended June 30, 1996 -

                           Acquisition of the Salt Lake City, Utah Property through an acquisition transaction dated May 22, 1996. -- Item 2 - filed June 5, 1996, and Amendment No. 1 thereto filed August 5, 1996.

                           The date of the report was May 22, 1996, and the report contained the financial statements of Red Butte Creek Associates for the three month period ended March 31, 1996, and for the years ended December 31, 1995 and 1994, and the registrant's pro forma financial statements for the year ended December 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Lexington Corporate Properties, Inc.

Date:     8/14/96                    By:  /s/ E. Robert Roskind
      ---------------------             ---------------------------------------
                                        E. Robert Roskind
                                        Chairman and Co-Chief Executive Officer



Date:     8/14/96                    By:  /s/ Paul R. Wood
     -----------------------            ---------------------------------------
                                        Paul R. Wood
                                        Vice President
                                         and Chief Accounting Officer

                                EXHIBIT INDEX




EXHIBIT NO.                                       DESCRIPTION

     27                                    FINANCIAL DATA SCHEDULE