Form 10-Q
period 1996-09-30
LEXINGTON CORPORATE PROPERTIES INC
filed 1996-11-12
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                    13-3717318
    ------------------------------                      ----------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         355 Lexington Avenue
             New York, NY                                    10017
    ------------------------------                        -----------
(Address of principal executive offices)                   (Zip code)

                                 (212) 692-7260
                    -----------------------------------------
              (Registrant's telephone number, including area code)





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
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,415,915 shares of common stock, par value $.0001 per share, on October 30, 1996.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

              September 30, 1996 (Unaudited) and December 31, 1995

                                     ASSETS

                                                                               September 30,           December 31,
                                                                                   1996                    1995
                                                                                   ----                    ----
Real estate, at cost: (notes 3, 4 and 5)
      Buildings and building improvements                                     $ 254,562,395          $ 196,431,021
      Land                                                                       34,573,496             34,287,129
      Land improvements                                                           2,830,339              2,830,339
      Fixtures and equipment                                                     10,674,288             10,674,288
                                                                                -----------            -----------
                                                                                302,640,518            244,222,777

      Less:  accumulated depreciation                                            49,225,852             43,715,721
                                                                                -----------           ------------
                                                                                253,414,666            200,507,056

Cash                                                                              2,863,756              2,588,515
Deferred expenses (net of accumulated amortization
      of $2,787,975 in 1996 and $2,343,262 in 1995) (note 2)                      3,564,894              3,753,553
Rent receivable (note 2)                                                          7,737,724              7,701,420
Restricted cash                                                                   3,980,448              3,464,554
Investment in partnerships                                                          173,202                170,127
Escrow deposits (note 4)                                                            104,400                654,400
Other assets                                                                      3,588,712              2,376,611
                                                                               ------------          -------------
                                                                              $ 275,427,802          $ 221,216,236
                                                                                ===========            ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable (notes 3 and 5)                                        $ 157,318,896          $ 121,249,633
Subordinated notes payable, including accrued interest                            1,936,435              1,973,241
Accrued interest payable                                                            330,877                440,788
Accounts payable and other liabilities                                            2,397,716                558,617
Minority interests, net                                                             797,777                475,846
                                                                                -----------            -----------
                                                                                162,781,701            124,698,125
                                                                                -----------            -----------

Stockholders' equity:
      Preferred stock, par value $0.0001 per share;
        authorized 10,000,000 shares, issued none                                         -                     -
      Excess stock, par value $0.0001 per share;
        authorized 40,000,000 shares, issued none                                         -                     -
      Common stock, par value $0.0001 per share,
        authorized 40,000,000 shares, 9,415,915
        and 9,331,982 shares issued and outstanding
        in 1996 and 1995, respectively                                                  942                    933
      Additional paid in capital                                                112,645,159             96,517,178
                                                                                -----------             ----------
      Total stockholders' equity                                                112,646,101             96,518,111
                                                                                -----------             ----------
                                                                              $ 275,427,802          $ 221,216,236
                                                                                ===========            ===========

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                  Quarters ended September 30,1996 and 1995 and
                  Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)


                                                                                                Nine Months        Nine Months
                                                          Quarter Ended       Quarter Ended        Ended              Ended
                                                          September 30,       September 30,    September 30,      September 30,
                                                              1996                1995             1996               1995
                                                            --------            --------         --------           ------
Revenues:

      Rental (notes 2, 3, and 6)                          $  8,551,559       $  6,257,241      $ 22,805,441     $  18,061,734
      Interest and other                                       103,046            119,001           330,961           364,976
                                                          ------------       ------------       -----------       -----------
                                                             8,654,605          6,376,242        23,136,402        18,426,710
                                                          ------------       ------------       -----------       -----------
Expenses:

      Interest expense                                       3,612,824          2,452,582         9,213,254         7,762,246
      Depreciation                                           2,117,331          1,468,711         5,510,131         4,299,997
      Amortization of deferred expenses                        152,944            129,365           450,278           320,502
      General and administrative expenses                      759,718            799,869         2,146,992         1,854,883
      Property operating expenses                              197,450            128,884           498,636           403,207
                                                          ------------       ------------       -----------       -----------
                                                             6,840,267          4,979,411        17,819,291        14,640,835
                                                          ------------       ------------       -----------       -----------
         Income before gain on sale of properties,
           lease termination proceeds, extraordinary
           item and minority interests                       1,814,338          1,396,831         5,317,111         3,785,875

      Gain on sale of properties                                     -                  -                 -         1,514,400
      Proceeds from lease termination                                -                  -                 -         1,600,000
                                                          ------------       ------------       -----------       -----------

      Income before extraordinary item and minority
      interests                                              1,814,338          1,396,831         5,317,111         6,900,275

      Loss on extinguishment of debt                                 -                  -                 -         4,578,346
                                                          ------------       ------------       -----------       -----------

         Income before minority interests                    1,814,338          1,396,831         5,317,111         2,321,929

      Minority interests                                       259,771             37,861           460,601            54,050
                                                          ------------       ------------       -----------       -----------
             Net income                                   $  1,554,567       $  1,358,970     $   4,856,510     $   2,267,879
                                                          ============       ============     =============     =============

      Income before extraordinary item and minority
      interests, per share                                $       0.20       $       0.15      $       0.57     $        0.75

      Loss on extinguishment of debt, per share                      -                  -                 -              0.50

      Minority interests, per share                               0.03                  -              0.05              0.01
                                                                  ----             -------             ----              ----
      Net income per share                                $       0.17       $        0.15     $       0.52     $        0.24
                                                                  ====                ====             ====              ====
      Weighted average shares outstanding                    9,407,726           9,255,465        9,383,055         9,259,818
                                                          ============       ============     =============     =============

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                             Nine Months Ended       Nine Months Ended
                                                                               September 30,           September 30,
                                                                                   1996                    1995
                                                                                 --------                ------
Cash flows from operating activities:
Net income                                                                    $   4,856,510          $   2,267,879

    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                            5,960,409              4,620,499
         Gain on sale of properties                                                  -                  (1,514,400)
         Write-off of deferred rent receivable                                       -                     678,078
         Write-off of unamortized deferred loan fees                                 -                     323,168
         (Increase) decrease in rent receivable                                     (36,304)               340,013
         Increase (decrease) in accounts payable and other liabilities              726,593               (167,672)
         (Decrease) increase in accrued interest payable                           (146,717)                23,779
         Accrued interest added to principal balance
              of mortgage notes                                                      -                      34,192
         Minority interests                                                         460,601                 54,050
         Amortization of discount on mortgage notes payable                           6,573                  3,287
         Income from unconsolidated partnerships                                     (8,640)                  (171)
         Increase in other assets                                                  (554,803)            (2,463,615)
                                                                              -------------          -------------
              Total adjustments                                                   6,407,712              1,931,208
                                                                              -------------          -------------
              Net cash provided by operating activities                          11,264,222              4,199,087
                                                                              -------------          -------------
Cash flows from investing activities:
    Additions to real estate assets                                              (2,287,444)                -
    Net proceeds from sale of properties                                                 -              16,347,058
                                                                              -------------          -------------
              Net cash (used in)
              provided by investing activities                                   (2,287,444)            16,347,058
                                                                              -------------          -------------
Cash flows from financing activities:
    Dividends to stockholders                                                    (7,690,162)            (7,511,927)
    Decrease in escrow deposits                                                     550,000                 -
    Repayments on mortgage notes                                                 (6,324,953)           (74,604,596)
    Proceeds of mortgage notes payable                                            4,990,000             69,913,344
    Increase in deferred expenses                                                  (149,051)            (2,914,479)
    Common stock issued                                                             869,812                730,712
    Common stock repurchased                                                         -                  (1,055,597)
    Increase in restricted cash                                                    (515,894)            (5,406,457)
    Cash distributions to minority interests                                       (486,251)              (136,979)
                                                                              -------------          -------------

              Net cash used in financing activities                              (8,756,499)           (20,985,979)
                                                                              -------------          -------------

    Increase ( decrease) in cash                                                    220,279               (439,834)
Cash at beginning of period                                                       2,588,515               3,096,028
Cash received in acquisition                                                         54,962                  64,113
                                                                              -------------          -------------
Cash at end of period                                                         $   2,863,756          $    2,720,307
                                                                              =============          ==============

                                                                     (Continued)

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                  Nine Months ended September 30, 1996 and 1995
                                   (Unaudited)

                                                                             Nine Months Ended       Nine Months Ended
                                                                               September 30,           September 30,
                                                                                   1996                    1995
                                                                                 --------                ------
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                  $   9,353,398          $   7,700,988
                                                                                 ==========              =========

    Cash paid during the period for taxes                                     $     131,746          $     167,396
                                                                               ============            ===========

Supplemental disclosure of non-cash operating activities:

    Deferred expenses reclassified to other assets                            $      90,912          $           -
                                                                               ============           ============


Supplemental disclosure of non-cash investing activities:

On August 1, 1995, the Company acquired ownership interests in six partnerships in exchange for special limited partnership units. The financial position of four of these partnerships is included in the consolidated balance sheets as of September 30, 1996 and December 31, 1995. Total assets acquired and total liabilities assumed in the exchange were $10,231,767 and $10,179,310, respectively. The Company's proportionate share of the remaining two partnerships is included in investment in partnerships.

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

                               September 30, 1996

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

         The financial statements reflect the accounts of the Company and its majority owned subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"), on a consolidated basis. When the Company owns less than 50% of an entity, its investment is accounted for under the equity method. The Company anticipates merging LCIF and LCIF II during or at the end of the fourth quarter of 1996.

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

         The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed. No provision for Federal income taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the Code and has distributed at least the requisite amount of its Taxable Income.

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

         Net income per share is computed on the basis of the weighted average shares of common stock outstanding. The weighted average number of shares outstanding during the quarters ended September 30, 1996 and 1995 was 9,407,726 and 9,255,465, respectively. The weighted average number of shares outstanding during the nine months ended September 30, 1996 and 1995 was 9,383,055 and 9,259,818, respectively.

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

         Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This SFAS establishes the recognition and measurement criteria for impairment losses on long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This SFAS requires that an impairment loss be recognized when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of this SFAS had no effect on the Company's results of operations or its financial condition for the nine months ended September 30, 1996.

         Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." This SFAS encourages the adoption of a new accounting method for employee stock-based compensation plans and applies to all arrangements whereby an employee receives stock or other equity instruments of an employer based on the price of the employer's stock. These arrangements include restricted stock, stock options and stock appreciation rights. The SFAS also permits the retention of the Company's current method of accounting for these plans under "Accounting Principles Board" Opinion No. 25. The Company will continue its current method of accounting for stock-based compensation and therefore, pro forma disclosures in footnotes will be provided on an annual basis with the Company's Annual Report on Form 10-K.

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (3)     Properties

         On May 22, 1996, the Company completed an acquisition transaction involving a partnership. As a result of this transaction, LCIF acquired the headquarters of Northwest Pipeline Corporation from a partnership, following which the selling partnership was dissolved. In exchange, limited and general partners of the partnership received an aggregate of 1,715,295 special limited partnership units in LCIF. The units become convertible into the Company's common stock on a one-for-one basis on May 22, 1998, the second anniversary of the transaction. The unitholders will receive a quarterly distribution of $0.165 per unit (or $0.66 per unit per annum) through January 1, 1998, increasing to $0.27 per unit per quarter (or $1.08 per unit per annum) thereafter. Additionally, 114,006 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain future management and disposition fees, and 9,000 shares of Lexington common stock were issued to the affiliates in exchange for accrued but unpaid management fees. The holders of the 114,006 units will have the same conversion rights as the limited and general partners of the partnership, and will receive a quarterly distribution of $0.27 per unit (or $1.08 per annum), and the holders of the 9,000 shares of common stock will be entitled to quarterly dividend payments. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statements of operations for the quarter and nine months ended September 30, 1996 include the operating results of the acquired partnership commencing May 22, 1996.

         The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease. The property is subject to two mortgage notes which have a total outstanding principal balance of approximately $36.2 million as of September 30, 1996.

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

         On February 29, 1996, the Company used approximately $2.87 million of the Canton, Ohio Property mortgage proceeds and approximately $630,000 in cash to reduce the amount outstanding under the revolving credit facility on that date by $3.5 million.

         On May 22, 1996, the Company completed an acquisition transaction (see note (3)), in which a property was acquired subject to two mortgage notes. The aggregate outstanding principal balance of the two notes assumed in the transaction totaled approximately $37.4 million. The first note, which had an outstanding principal balance of approximately $13.4 million as of September 30, 1996, bears interest at 7.87% per annum and fully amortizes at maturity on October 1, 2005. The second note, which had an outstanding principal balance of $22.8 million as of September 30, 1996, bears interest at 12.9% per annum and fully amortizes at maturity on October 1, 2005. The second note may be prepaid on October 1, 1997, subject to a 4.75% prepayment penalty.

         On May 31, 1996, the Company borrowed an additional $2.1 million under its revolving credit facility in connection with the acquisition of the Jacksonville, Alabama property.

         Principal paydowns of the mortgage notes payable (including balloon payments) for the succeeding five years are as follows:

                              Year ending
                              December 31,                           Amount
                             1996 (3 months)                       $ 1,208,700
                             1997                                    5,133,797
                             1998                                   28,708,145
                             1999                                   11,388,223
                             2000                                   14,095,441
                             2001                                    6,204,150

         Included in the amount for 1998 is the $13.2 million outstanding as of September 30, 1996 under the revolving credit facility, which, under certain conditions the Company has a right to convert to a five-year fully amortizing term loan at the scheduled maturity date of November 14, 1998. As discussed under "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Financial Resources," the Company has received a commitment letter from the primary lender under this facility to expand and extend this facility.

(6)      Leases

         Minimum future rents receivable under non-cancelable operating leases as of September 30, 1996 are as follows:

                             Year ending
                             December 31,
                             1996 (3 months)                      $  8,238,151
                             1997                                   32,967,564
                             1998                                   31,436,170
                             1999                                   29,692,831
                             2000                                   27,715,418
                             2001                                   26,758,647
                             Thereafter                            136,378,178
                                                                   -----------
                                                                  $293,186,959
                                                                   ===========

(7)      Subsequent Events

         On October 15, 1996, the Company declared a dividend of $.28 per share to stockholders of record on October 30, 1996 to be paid on November 14, 1996.

         The Company has entered into a binding purchase agreement to acquire three manufacturing facilities (the "Johnson Controls Properties") which are located in Alabama, Ohio and Michigan, contain an aggregate of 304,120 square feet and will, upon closing of the acquisitions, be leased to Johnson Controls, Inc. under net leases which expire ten years from the closing. Consideration for the Johnson Controls Properties is expected to consist of $14.17 million in cash. The Johnson Controls Properties, under the terms of their applicable leases, would be expected to generate a total of approximately $1.43 million of rental revenue for the Company in 1997.

         The Company has entered into agreements to acquire eight properties (the "LP Properties") currently owned by five limited partnerships which are affiliated with The LCP Group, L.P.("LCP"). LCP is owned and controlled by E. Robert Roskind, Chairman of the Board of the Company. These properties consist of:

         (i) a 123,293 square foot warehouse facility in Houston, Texas that is leased to Toys "R" Us under a net lease which expires in 2006; (ii) three retail properties located in Tulsa, Oklahoma; Clackamas, Oregon and Lynnwood, Washington that are leased to Toys "R" Us under net leases which expire in 2006; (iii) three retail facilities located in Baltimore, Maryland; Jenkintown, Pennsylvania and Richmond, Virginia containing an aggregate of 220,830 square feet that are leased to Hechinger Company under net leases which expire in 2005 and 2006 and
         (iv) a retail facility located in Honolulu, Hawaii that is leased to Liberty House, Inc. under a net lease which expires in 2009. Consideration for the properties is expected to consist of approximately 804,621 units representing interests in a partnership controlled by the Company and the assumption by such partnership of approximately $34.2 million of mortgage debt which matures between 2003 and 2021. The units to be issued in exchange for the LP Properties will receive quarterly distributions of $95,834 ($383,335 on an annualized basis) and will be convertible into shares of Common Stock on a one-to-one basis beginning in 1999, 2003, and 2006. The properties under the terms of their applicable leases, would be expected to generate approximately $4.6 million of rental revenue for the Company in 1997.

         The Company has been granted an option by LCP, exercisable any time to acquire (i) general partnership interests currently owned by LCP in two limited partnerships, Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), which own net leased office, industrial and retail properties and (ii) a 49% equity interest in an affiliated pension fund advisory company and real estate management company which manages five net leased properties with an aggregate value of approximately $25 million. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Directors, may acquire the general partnership interests in either or both of the Net Partnerships at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, units representing interests in partnerships controlled by the Company or cash (or a combination thereof). The Company has no current plans to exercise the option.

         The Company recently hired three former employees of LCP who previously performed certain management duties for the Net Partnerships and entered into a management agreement with LCP with respect to the Net Partnerships pursuant to which the Net Partnerships will pay to the Company management compensation previously paid by the Net Partnerships to LCP (which aggregated approximately $220,000 in 1995). The cost of the new employees is expected to be offset by such management compensation.

         Ross Stores, Inc., the tenant of the Newark, California Property, has exercised an option to purchase such property for its fair market value as encumbered by a lease that expires on August 31, 2002 and presently provides for annual rental payments of $3,255,492. The purchase price, which would be paid at a closing on or before September 1, 1997, will be determined by arbitration based on estimates of fair market value submitted by the tenant and the Company. As of October 29, 1995, the Company and the tenant had submitted fair market value estimates of $32 million and $23.8 million, respectively. The Company's estimate of fair market value is based on market research and an appraisal prepared by a nationally recognized appraisal firm. The arbitration period extends until January 15, 1997. Ross Stores, Inc., will have no obligation to acquire the Newark, California Property if the arbitrator determines that the estimate of fair market value submitted by the Company more closely approximates the arbitrator's opinion of fair market value. As of September 30, 1996, the book value of the Newark, California Property was $24,323,184.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

As of September 30, 1996, the Company owned controlling interests in thirty real estate properties (the "Properties") triple net leased to corporations and located in nineteen states, and owned minority interests in two additional triple net leased properties. The Properties contain an aggregate of 4,579,202 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which each tenant generally pays all or substantially all of the cost and cost increases for real estate taxes, insurance, ordinary maintenance and structural repairs of the Property.

Liquidity and Capital Resources

The Company paid a dividend of $.27 per share to stockholders for each of the calendar quarters of 1994 and 1995 and the first quarter of 1996, and a dividend of $.28 per share for the second quarter of 1996. On October 15, 1996, the Company declared a dividend for the third quarter of 1996 of $.28 per share to stockholders of record as of October 30, 1996 to be paid on November 14, 1996. The Company's annualized dividend rate is currently $1.12 per share.


The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. As a result, the Company's net income and funds from operations are reduced proportionally based on the amount of the distributions required to be paid by the terms of such partnership interests. The number of shares of Common Stock that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are converted into shares of Common Stock. The table set forth below provides certain information with respect to such partnership interests:


                                                                                         Convertible
                                                                           Current       into Shares
                                                                        Annualized         of Common
                                                      Number of           Per Unit        Stock             Total Annual
Partnership or Class                               Units Issued       Distribution        as of:            Distribution
                                                ----------------  -----------------  ----------------   -----------------
LCIF-Special Limited Partners                           112,229        $1.12           At any time          $   125,696
LCIF II- Special Limited Partners                        56,880        $1.12           At any time          $    63,706
                                                ----------------                                        -----------------
Subtotal: Special Limited Partners                      169,109                                             $  189,402
                                                ----------------                                        -----------------
Barnes Partnerships:
Barngiant Livingston                                     52,335        $0.27                  3/04          $   14,130
Barnhale Modesto                                         23,267        $   -                  2/06                 N/A
Barnes Rockshire                                         36,825        $   -                  3/05                 N/A
Barnvyn Bakersfield                                       7,441        $   -                  1/03                 N/A
Barnhech Montgomery                                      11,766        $0.29                  5/06          $    3,412
Barnward Brownsville                                     35,400        $   -                 11/04                 N/A
                                                ----------------                                        -----------------
Subtotal: Barnes Partnerships                           167,034                                             $   17,542
                                                ----------------                                        -----------------
Red Butte Creek Associates                            1,715,294        $0.66                  5/98          $1,132,094
                                                        114,006        $1.08                  5/98          $  123,126
                                                ----------------                                        -----------------
Subtotal: Red Butte Creek Associates                  1,829,300                                             $1,255,220
                                                ----------------                                        -----------------

                                                                                         Convertible
                                                                           Current       into Shares
                                                                        Annualized         of Common
                                                      Number of           Per Unit        Stock             Total Annual
Partnership or Class                               Units Issued       Distribution        as of:            Distribution
                                                ----------------  -----------------  ----------------   -----------------
Pending Acquisitions:
Abington Center Associates                              185,478        $1.12                  1/99          $  207,735
                                                        224,143        $   -                  1/03                 N/A
                                                ----------------                                        -----------------
                                                        409,621                                             $  207,735
                                                ----------------                                        -----------------
Barnhech Richmond Associates                             30,474        $   -                  1/06                 N/A
                                                          9,526        $1.12                  1/99          $   10,669
                                                ----------------                                        -----------------
                                                         40,000                                             $   10,669
                                                ----------------                                        -----------------
Fort Street Partners                                    207,741        $   -                  1/06                 N/A
                                                         17,259        $1.12                  1/99          $   19,330
                                                ----------------                                        -----------------
                                                        225,000                                             $   19,330
                                                ----------------                                        -----------------
Toy Properties Associates II                             95,000        $1.12                  1/99          $  106,400
Toy Properties Associates V                              35,000        $1.12                  1/99          $   39,200
                                                ----------------                                        -----------------
Subtotal: Pending Acquisitions                          804,621                                             $  383,334
                                                ----------------                                        -----------------
Grand Total                                           2,970,064                                             $1,845,498
                                                ================                                        =================


Holders of the LCIF and LCIF II special limited partner units receive distributions that are equal to distributions on Common Stock. Holders of the Barnes Partnerships units receive distributions as noted until such units become eligible for conversion to Common Stock, upon which date they will receive distributions based on their respective partnership interest ownership percentages. The distribution to the class of Red Butte Creek Associates units consisting of 1,715,294 units will increase to $1.08 per unit annually in January 1998. The holders of the class of Red Butte Creek Associates units consisting of 114,006 units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.08 per unit. Holders of the class of Abington Center Associates units consisting of 185,478 units, the class of Barnhech Richmond Associates units consisting of 9,526 units, the class of Fort Street Partners units consisting of 17,259 units, the Toy Properties Associates II units and the Toy Properties Associates V units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12 per unit. The holders of the class of Abington Center Associates units consisting of 224,143 units, the class of Barnhech Richmond Associates units consisting of 30,474 units and the class of Fort Street Partners units consisting of 207,741 units will receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12, when they become eligible for conversion to Common Stock.

The Company's principal sources of liquidity are revenues generated from the Properties, interest on cash balances and amounts available under its revolving credit facility. For the quarter and nine months ended September 30, 1996, leases on the Properties generated approximately $8,552,000 and $22,805,000 in revenue compared to $6,257,000 and $18,062,000 for the same periods in 1995.

On May 22, 1996, the Company completed an acquisition transaction involving a partnership. As a result of this transaction, LCIF acquired the headquarters of Northwest Pipeline Corporation from a partnership, following which the selling partnership was dissolved. In exchange, limited and general partners of the partnership received an aggregate of 1,715,295 special limited partnership units in LCIF. The units become convertible into the Company's common stock on a one-for-one basis on May 22, 1998, the second anniversary of the transaction. The unitholders will receive a quarterly distribution of $0.165 per unit (or $0.66 per unit per annum) through January 1, 1998, increasing to $0.27 per unit per quarter (or $1.08 per unit per annum) thereafter. Additionally, 114,006 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain future management and disposition fees, and 9,000 shares of Lexington common stock were issued to the affiliates in exchange for accrued but unpaid management fees. The holders of the 114,006 units will have the same conversion rights as the holders of the units issued to the limited and general partners of the partnership, and will receive a quarterly distribution of $0.27 per unit (or $1.08 per annum), and the holders of the 9,000 shares of common stock will be entitled to quarterly dividend payments on the same basis as all holders of the Company's Common Stock. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statements of operations for the quarter and nine months ended September 30, 1996 include the operating results of the acquired partnership commencing May 22, 1996.

The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease. The property is subject to two mortgage notes which have a total outstanding principal balance of approximately $36.2 million as of September 30, 1996.

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

The Company's revolving credit facility, in a maximum committed amount of $25 million, bears interest at 1.5% over LIBOR and matures on November 14, 1998. On such date, under certain conditions, the facility may be converted at the Company's option to a five-year fully-amortizing term loan. On February 26, 1996, first mortgage financing of $2.89 million was obtained, secured by the Canton, Ohio Property. On February 29, 1996, the Company used approximately $2.87 million of the Canton, Ohio mortgage proceeds and approximately $630,000 in cash to reduce the amount outstanding under the Company's revolving credit facility on that date by $3.5 million. On May 31, 1996 an additional draw in the amount of $2.1 million was made in connection with the Jacksonville, Alabama property acquisition. As the revolving credit facility is currently collateralized by four of the Company's Properties, the outstanding principal amount of $13.2 million is included in the balance of mortgage notes payable as of September 30, 1996.

In October 1996, the Company received a commitment letter from its lender under the revolving credit facility, subject to the execution of definitive documentation and the placement of mortgage liens on certain properties, to increase the maximum borrowing available under the credit facility by up to an additional $35 million, subsequent to which the Company's maximum borrowing available thereunder would be up to $60 million. Under the terms of the commitment, the credit facility will be automatically renewed for successive two year periods following its restated maturity date of June 1, 1999, unless the lender notifies the Company of its intention to terminate the credit facility at least twelve months in advance of the scheduled or extended maturity date. The transaction is subject to completion of definitive documentation and other closing conditions, and is expected to close before December 31, 1996, although no assurance can be given that the transaction will be completed.

The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 1996, a total of twenty-nine Properties were subject to outstanding mortgages which had an approximate aggregate amount outstanding of $157,650,000 (including accrued interest in the amount of $330,877). The weighted average interest rate on the Company's debt on that date was 8.8%. Approximate principal amounts of mortgages are due as follows: $1,209,000 in 1996 (3 months); $5,134,000 in 1997;
$15,508,000 in 1998; $11,388,000 in 1999; $14,095,000 in 2000; $6,204,000 in
2001. Included in the amount for 1998 are balloon payments for the Tampa Property - $4,289,775; and the North Tampa Property - $5,717,444. Included in the amount for 1999 is a balloon payment for the Phoenix Property - $5,562,818. Included in the amount for 2000 is a balloon payment for the Marlborough Property - $7,965,712. Balloon payments in the aggregate of $60 million on the notes issued in the REMIC financing, are due in 2005. In addition, any amounts outstanding under the revolving credit facility on November 14, 1998 would be due and owing on such date, except that, under certain conditions, the Company has a right to convert the credit facility to a five-year fully-amortizing loan. As discussed above, the terms of the revolving loan may be amended to extend the maturity date.

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

Because the Company's tenants bear all or substantially all of the cost of property maintenance and structural repairs, the Company does not anticipate significant needs for cash for property maintenance or repairs. The Company generally funds property expansions with additional secured borrowings, the repayment of which are funded out of rental increases under the leases covering the expanded properties.

On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding common stock, depending on market conditions and other factors. As of December 31, 1995, the Company had repurchased 172,100 shares at an average price of approximately $9.80 per share. No additional shares were repurchased during the nine months ended September 30, 1996.



Results of Operations

Quarter and nine months ended September 30, 1996 compared to quarter and nine months ended September 30, 1995

Total Revenues. Total revenues for the quarter and nine months ended September 30, 1996 were $8,654,605 and $23,136,402, representing increases of $2,278,363 and $4,709,692 from the same respective periods in 1995. The increases in revenues were attributable to increases in rental revenue of $2,294,318 and $4,743,707 for the quarter and nine month periods, respectively. Rental revenue increased primarily due to revenues from properties acquired in August and December 1995, and May 1996.

Total Expenses. Total expenses for the quarter and nine months ended September 30, 1996 were $6,840,267 and $17,819,291, representing increases of $1,860,856 and $3,178,456 from the same respective periods in 1995. The increases during both periods were primarily attributable to increases in interest expense and depreciation and additionally for the nine month period, an increase in general and administrative expenses.

Interest expense for the quarter and nine months ended September 30, 1996 increased $1,160,242 and $1,451,008 from the same periods in 1995 primarily due to interest expense incurred on the mortgage notes assumed in the exchange transaction of May 22, 1996. Depreciation expense for the quarter and nine months ended September 30, 1996 increased $648,620 and $1,210,134 from the same periods in 1995 primarily due to properties acquired in August and December 1995, and May 1996. General and administrative expenses for the nine months ended September 30, 1996 increased $292,109 from the same period in 1995 primarily due to an expense of $441,198 incurred in 1996 relating to performance-based stock compensation, compared to a similar expense of $220,781 incurred in 1995. Additionally, professional fees increased during the nine months ended September 30, 1996 compared to the same period in 1995.

The Company has added two senior corporate officers and one additional employee as employees as of October 1. 1996, in connection with the Company entering into management agreements with two partnerships which own 59 single tenant net-leased office, industrial and retail properties. The cost of the additional overhead is expected to be offset by compensation earned by the Company and expenses reimbursed pursuant to the management agreements.

Net Income. Net income for the quarter and nine months ended September 30, 1996 was $1,554,567 and $4,856,510, representing increases of $195,597 and $2,588,631 from the same respective periods in 1995. The increase during the quarter ended September 30, 1996 was primarily attributable to the increase in rental revenue discussed above. The increase during the nine months ended September 30, 1996 was primarily attributable to a non-recurring loss on extinguishment of debt incurred in connection with the REMIC financing in the second quarter of 1995 in the amount of $4,578,346, offset by non-recurring items in 1995 relating to the sale of the Eagan Property on March 31, 1995: a gain on the sale of approximately $1.5 million and proceeds from lease termination of $1.6 million, offset by the related write-off of deferred rent receivable of approximately $678,000. Additionally, the increase in rental revenue discussed above also contributed to the increase in net income.

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

The Company's funds from operations totalled $3,413,481 and $2,827,510 for the quarters ended September 30, 1996 and 1995, and $9,943,188 and $9,631,651 for the nine months ended September 30, 1996 and 1995, respectively. Funds from operations for the nine months ended September 30, 1995 includes the non-recurring effects of the lease termination proceeds of $1.6 million relating to the sale of the Eagan Property on March 31, 1995, offset by the related write-off of deferred rent receivable of approximately $678,000, discussed above. The Company's quarterly dividend of $.28 per share amounted to approximately 77% of the Company's funds from operations for the quarter ended September 30, 1996.

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

           (b) Reports on Form 8-K filed during the quarter ended September 30, 1996 -

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


                                  Lexington Corporate Properties, Inc.




Date: 11/8/96                     By: /s/ E. Robert Roskin
     -------------------             ------------------------------------------
                                     E. Robert Roskind
                                     Chairman and Co-Chief Executive Officer



Date: 11/8/96                     By: /s/ Paul R. Wood
     -------------------             ------------------------------------------
                                     Paul R. Wood
                                     Vice President and Chief Accounting Officer