Form 10-K405
period 1996-12-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-03-31
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [Fee required]
For the fiscal year ended December 31, 1996

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee required]

For the transition period from ______________________ to _______________________

Commission  File Number 1-12386


                      LEXINGTON CORPORATE PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Maryland                                13-3717318
          -------------------------------                 ----------------
          (State or other jurisdiction of                 (I.R.S. Employer
          incorporation or organization)                  dentification No.)

               355 Lexington Avenue
                   New York, NY                                 10017
     ----------------------------------------                ----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (212) 692-7260
                                                          --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
               Title of Each Class                     on which Registered
         ------------------------------              -----------------------
         Common Stock, par value $.0001              New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        Yes  X  No    .
                                                                     ----   ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                          /X/

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was $117,605,477.

Number of shares of common stock outstanding as of February 28, 1997 was 9,439,716. Number of shares of preferred stock outstanding as of February 28, 1997 was 700,000.

Documents incorporated by reference: The Definitive Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders is incorporated herein by reference into Part III.

                                     PART I.

Forward-Looking Statements

When used in this Form 10-K Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS
General

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

As of December 31, 1996, the Company's real property portfolio consisted of thirty-eight properties (or interests therein) (the "Properties") located in twenty-three states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties. The Company's real estate investments contain an aggregate of approximately 5.2 million net rentable square feet of space. All of the Company's Properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance. The Company also has ownership interests of 33.85% and 19% in two partnerships whose real estate assets each consist of a property subject to a triple net lease. These two properties consist of an aggregate of 217,000 square feet of net rentable space. For the years ended December 31, 1996, 1995 and 1994, the Company's Properties generated consolidated rental revenue of approximately $31,244,000, $24,523,000 and $25,894,000, respectively. The Properties are more fully described in Item 2 below.

Of the thirty-eight Properties indirectly or directly owned by the Company only the three following properties accounted for 10% or more of consolidated rental revenues for the years ended December 31:

          Property                       1996           1995           1994
          --------                       ----           ----           ----
         Glendale, Arizona                 8%            13%            13%
         Newark, California               10%            13%            13%
         Salt Lake City, Utah             16%             -              -

Objectives and Strategy

The Company's objective is to generate quarterly dividends for the holders of shares of Common Stock. The Company's strategy is to attempt to increase its operating cash flow available for dividends, both through internal measures and, externally, through the acquisition of new real property investments. The Company expects that its future real property investments will likely be structured as equity or mortgage debt investments in commercial properties subject to triple net leases, although the Company also has authority to make a variety of other real estate or real estate-related investments such as in the securities of other entities that own real estate.

Competition

The real estate business is highly competitive and the Company competes with numerous established companies having significant resources and experience.

Environmental Matters

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company's tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect thereto the Company may be required to satisfy such obligations. In addition, under certain environmental laws, the Company, as the owner of such properties, may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

From time to time, in connection with the conduct of the Company's business, and prior to the acquisition of any property from a third party or as required by the Company's financing sources, the Company authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management's ongoing review of its properties, as of the date of this Report, management was not aware of any environmental condition with respect to any of the Company's properties which management believed would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law,
(iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company's properties will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's funds from operations.

Employees

As of December 31, 1996, the Company had a total of twenty-one employees.

ITEM 2.  PROPERTIES

As of December 31, 1996, the net book value of the Company's real property portfolio totaled approximately $288,068,000. The Company does not believe that historical book value is necessarily indicative of current fair market value. As of December 31, 1996, thirty-seven of the thirty-eight Properties were subject to outstanding mortgages, including accrued and unpaid interest as of such date, of approximately $186,188,000. On January 22, 1997, the outstanding principal balances of mortgages secured by four properties, in an aggregate amount of $7,996,817, were repaid in full.

1996 Property Acquisitions:

During 1996, the Company made the following acquisitions:

o On May 22, 1996, the Company, through LCIF, acquired the headquarters of Northwest Pipeline Corporation in exchange for an aggregate of 1,715,294 special limited partnership units in LCIF. The units become convertible into the Company's common stock on a one-for-one basis on May 22, 1998, the second anniversary of the transaction. The unitholders will receive a quarterly distribution of $0.165 per unit (or $0.66 per unit per annum) through January 1, 1998, increasing to $0.27 per unit per quarter (or $1.08 per unit per annum) thereafter. Additionally, 114,006 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain future management and disposition fees from the selling partnership, and

     9,000 shares of Lexington common stock were issued to such affiliates in exchange for accrued but unpaid management fees. The holders of the 114,006 units will have the same conversion rights as described above, and will receive a quarterly distribution of $0.27 per unit (or $1.08 per annum). The holders of the 9,000 shares of common stock will be entitled to quarterly dividend payments as common stockholders. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statement of income for the year ended December 31, 1996 includes the operating results of the acquired partnership commencing May 22, 1996.

     The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease, and is scheduled to increase on October 1, 1997. The property is subject to two mortgage notes which had a total outstanding principal balance of approximately $35.6 million as of December 31, 1996.

o On May 31, 1996, the Company acquired a 56,132 square foot retail facility in Jacksonville, Alabama for a purchase price of $2,014,000. The purchase price and related acquisition costs were satisfied with funds from a draw on the Company's revolving credit facility (the "Credit Facility"), in the amount of $2.1 million. The property is leased to Wal-Mart Stores, Inc. under a net lease which expires on January 31, 2009, with annual net rent of $146,040.

o On December 23, 1996, the Company acquired three industrial properties for approximately $14.7 million.

     Two of the properties, located in Plymouth, Michigan and Oberlin, Ohio, were acquired for $11.3 million and are net-leased to Johnson Controls, Inc. for a term of ten years. The annual base rent is $1.14 million, or approximately 10.08% of the aggregate purchase price, and will be adjusted annually by three times the percentage increase in the Consumer Price Index, not to exceed 4.5% per annum. The two properties total 245,320 square feet. The aggregate purchase price and related acquisition costs of these two properties were satisfied with funds from a draw on the Company's Credit Facility.

     The third acquired property, totaling 72,868 square feet and located in Franklin, North Carolina, is net-leased to SKF USA for a term of approximately 18 years. The purchase price was approximately $3.4 million. The annual base rent is $322,397, or approximately 9.46% of the purchase price, and will increase every three years by the percentage increase in the Consumer Price Index, not to exceed 3% per annum. The purchase price and related acquisition costs were satisfied by temporary financing in the form of a bridge loan in the amount of approximately $2.8 million, and cash.

o On December 31, 1996, the Company, through LCIF, simultaneously acquired five properties from three partnerships, in exchange for special limited partnership units in LCIF. These units become convertible into the Company's common stock on a one-for-one basis on various dates. The unitholders will receive a quarterly distribution of up to $0.28 per unit (or $1.12 per unit per annum), beginning on various dates, subject to decrease by an amount proportionate to any decrease in distributions on shares of the Company's common stock.

     Additionally, 51,092 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain fees for services rendered in connection with the acquisition of the properties. The affiliated holders of these units will have the same conversion rights as previously described, with the initial date for eligible conversion being January 15, 1999, subsequently convertible annually on each January 15 thereafter. These affiliated unitholders will also receive quarterly distributions as previously described.

     The three partnerships involved in the transaction were Toy Properties Associates II ("Toy II"), Toy Properties Associates V ("Toy V") and Fort Street Partners ("Fort Street"). Details of the acquisitions involving the three respective partnerships follows.

     In the Toy II transaction, the Company acquired three retail stores located in Tulsa, Oklahoma; Clackamas, Oregon; and Lynwood, Washington; (the "Toy II Properties") containing an aggregate of 129,070 square feet and leased to Toys `R' Us, Inc. under triple net leases which expire on May 31, 2006 and which are subject to five, five-year renewal options. The current annual aggregate rent is approximately $1,067,000. As of December 31, 1996, the Toy II Properties were subject to mortgage notes with an outstanding aggregate principal balance of $5,827,758, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance of these notes, in the amount of $5,801,069, plus an aggregate prepayment premium of approximately $377,000, were all paid in full.

     In the consummation of the Toy II transaction, 72,580 LCIF units were transferred to the limited and general partners of Toy II, and 22,420 units were transferred to affiliates of the Company in exchange for their contractual rights to fees from Toy II. The distribution rights on these units began immediately and the initial date for eligible conversion is January 15, 1999, with conversions permissible annually on each January 15 thereafter.

     In the Toy V transaction, the Company acquired a 123,293 square foot distribution center located in Houston, Texas, (the "Toy V Property") leased to Toys `R' Us, Inc. under a triple net lease which expires on August 31, 2006, and which is subject to five, five-year renewal options. The current annual rent is approximately $400,000. As of December 31, 1996, the Toy V Property was subject to a mortgage note with an outstanding principal balance of $2,195,746, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance plus a prepayment premium of approximately $143,000 were paid in full.

     In the consummation of the Toy V transaction, 23,587 LCIF units were transferred to the limited and general partners of Toy V, and 11,413 units were transferred to affiliates of the Company in exchange for their contractual rights to fees from Toy V. The distribution and conversion rights on these units are identical to those in the Toy II transaction, previously described.

     In the Fort Street transaction, the Company acquired an 85,610 square foot retail facility located in Honolulu, Hawaii (the "Fort Street Property"), leased to Liberty House, Inc. under a triple net lease which expires on September 30, 2009, and which is subject to one 115 month renewal option, one two-year renewal option and three five-year renewal options. The current annual rent is approximately $963,000. As of December 31, 1996, the Fort Street Property was subject to a mortgage note with an outstanding principal balance of $6,189,675, bearing interest at 10.25% per annum. Equal monthly payments of interest and principal sufficient to fully amortize the note by September 30, 2010 are required.

     In the consummation of the Fort Street transaction, 207,741 LCIF units were transferred to limited and general partners of Fort Street. The distribution and conversion rights on these units are the same as previously described in the Toy II transaction except that the holders of these units do not begin to receive distributions and do not become eligible to convert their units until January 15, 2006. Additionally, 17,259 units were transferred to affiliates of the Company in exchange for their contractual rights to fees from Fort Street. The distribution and conversion rights (and applicable dates) on these units are identical to those in the Toy II and Toy V transactions, previously described.

Information Regarding Properties Representing in Excess of 10% of Rental
Revenue:

Glendale, Arizona Property

The Glendale, Arizona property (the "Glendale Property") is a 252,300 square foot research and development facility built in 1985 and located on 51.79 acres at 19019 N. 59th Avenue in Glendale, Arizona. The Glendale Property is owned in fee simple title and is pledged as collateral under the Company's Credit Facility. The Glendale Property has been 100% occupied by Honeywell, Inc., for the last five years pursuant to a triple net lease which expires on July 15, 2001, subject to four, five-year renewal options. As of December 31, 1995, the annual net rent from this property was $3,840,000 ($15.22 per square foot) and decreased to $1,892,250 commencing on July 16, 1996 as a result of a lease amendment signed in 1995 pertaining to the renewal periods. The net lease requires the tenant to pay for all property operating expenses, including maintenance, insurance charges and real estate taxes. In the opinion of management, the Glendale Property is adequately covered by insurance.

Additional information regarding the Glendale Property is as follows:

                         1996         1995         1994         1993         1992
                      ----------   ----------   ----------   ----------   ----------

Occupancy                    100%         100%         100%         100%         100%
Number of tenants              1            1            1            1            1
Annual straight-line
    rental revenue    $2,648,801   $3,248,776   $3,248,776   $3,248,776   $3,248,776
Rent per square
    foot              $    10.50   $    12.88   $    12.88   $    12.88   $    12.88
Percentage of con-
    solidated rental
    revenue                    8%          13%          13%          13%          13%

Newark, California Property

The Newark, California property (the "Newark Property") is a 525,056 square foot office/warehouse facility built in 1984-85 and located on 23.16 acres at 8333 and 8311 Central Avenue, in Newark, California. The Newark Property is owned in fee simple title and is pledged as collateral for the debt incurred under the $70 million secured debt offering completed in May 1995 (the "REMIC Financing"). This debt, which is secured by fifteen properties, had an outstanding balance of $68,804,233 at December 31, 1996, of which $15,726,458 is allocated to the Newark Property. The Newark Property has been 100% occupied by Ross Stores, Inc. for the last five years pursuant to a triple net lease which expires on August 31, 2002, subject to six, five-year renewal options. Ross Stores, Inc. has exercised an option to purchase the property for its fair market value. California state court ruled in favor of the tenant's motion to confirm an arbitration decision which would allow the tenant to purchase the property for $24.8 million on or about September 1, 1997. This motion was confirmed and the Company is appealing the decision, the outcome of which cannot be determined. The net book value of the assets related to the Newark Property at December 31, 1996 is $25,690,333, which includes approximately $989,000 of straight-line rent receivable and approximately $559,000 of deferred expenses related to the REMIC Financing allocated to the Property. If the Company does not prevail on its appealing of the decision, the potential loss on the property would be approximately $430,000. As of December 31, 1996, the annual net rent for this property was $3,255,492 ($6.20 per square foot) and is scheduled to increase to $3,442,404 ($6.56 per square foot) commencing September 1, 1997. The net lease requires the tenant to pay for all property operating expenses, including maintenance, insurance charges and real estate taxes. In the opinion of management, the Newark Property is adequately covered by insurance.

Additional information regarding the Newark Property is as follows:

                         1996         1995         1994         1993         1992
                      ----------   ----------   ----------   ----------   ----------

Occupancy                    100%         100%         100%         100%         100%
Number of tenants              1            1            1            1            1
Annual straight-line
    rental revenue    $3,242,364   $3,242,364   $3,242,364   $3,242,364   $3,242,364
Rent per square
    foot              $     6.37   $     6.37   $     6.37   $     6.37   $     6.37
Percentage of con-
    solidated rental
    revenue                   10%          13%          13%          13%          13%

Salt Lake City, Utah Property

The Salt Lake City, Utah property (the "Utah Property") acquired on May 22, 1996 is a 295,000 square foot office facility and 600 car parking garage built in 1982 and located on 19.79 acres at 295 Chipeta Way, Salt Lake City, Utah. The Utah Property was acquired on May 22, 1996 in an exchange transaction involving a partnership, with the limited and general partners of the partnership receiving special limited partnership units in LCIF. In the transaction, the Company assumed the debt on the Property, consisting of two notes, which had an outstanding aggregate balance of approximately $35.6 million at December 31, 1996. The Property has been 100% occupied by Northwest Pipeline Corp., as its corporate headquarters, for the last five years pursuant to a triple net lease which expires on September 30, 2009, subject to one nine-year and one ten-year renewal option. The tenant has an option to purchase the Utah Property for its fair market value, which option may be exercised on September 30, 2009, the end of the primary lease term. As of December 31, 1996, the annual net rent for this property was approximately $8.16 million ($27.68 per square foot) subject to a CPI adjustment commencing October 1, 1997. The net lease requires the tenant to pay for all property operating expenses, including maintenance, insurance charges and real estate taxes. In the opinion of management, the Utah Property is adequately covered by insurance.

Additional information regarding the Utah Property is as follows:

                                   1996
                                   ----
Occupancy                          100%
Number of tenants                    1
Annual straight-line
    rental revenue
(from acquisition date,
May 22,1996 to
December 31, 1996)             $5,102,884
Rent per square
    foot                       $    27.68
Percentage of con-
    solidated rental
    revenue                         16%

Additional information regarding the Glendale Property, the Newark Property and the Salt Lake City Property is set forth in Schedule III to this report on Form 10-K.


Table Regarding Real Estate Holdings:

The table on the following pages sets forth certain information relating to the Company's real property portfolio:

                                                            PROPERTY TYPE/                           NET
                                        TENANT /                YEAR              LAND AREA        RENTABLE
 PROPERTY LOCATION                    (GUARANTOR)            CONSTRUCTED           (ACRES)        SQUARE FEET
--------------------------      ----------------------   --------------------   --------------   -------------

8333 & 8311 Central Ave.        Ross Stores, Inc.          Office/Warehouse        23.16           525,056
Newark, CA                                                   1984 - 1985


3350 Miac Cove Rd.              Federal Express           Office/Industrial        10.92           141,359
Memphis, TN                     Corp.                            1987


3615 North 27th Ave.            Bank One,                       Office             10.26           179,280
Phoenix, AZ                     Arizona, N.A.                1960 & 1979



Tappan Park                     White Consolidated            Warehouse/           26.57           296,720
22 Chambers Rd.                 Industries                   Distribution
Mansfield, OH                                                    1970


55 Fairbanks                    Stratus Computer,          Office/Research/        17.02           202,087
Marlborough, MA                 Inc.                         Development
                                                                 1988

904 Industrial Rd.              Walker Manufacturing      Office/Industrial        20.00           195,640
Marshall, MI                    Company                      1968 & 1972
                                (Tenneco
                                Automotive, Inc.)

1601 Pratt Ave.                 Walker Manufacturing      Office/Industrial         8.26           53,600
Marshall, MI                    Company (Tenneco                 1979
                                Automotive, Inc.)

19019 No. 59th Ave.             Honeywell, Inc.               Research/            51.79           252,300
Glendale, AZ                                                 Development
                                                                 1985

567 South Riverside Dr.         Crown Cork & Seal             Warehouse/            5.80           146,000
Modesto, CA                     Company, Inc.               Manufacturing
                                                             1970 & 1976

10419 North 30th St.            Time, Inc.                      Office             14.38           132,981
Tampa, FL                                                        1986
                                                                                            MINIMUM RENT         STRAIGHT-LINE
                                BASE LEASE TERM AND ANNUAL RENTS             RENEWAL        COLLECTIBLE             RENTAL
 PROPERTY LOCATION              PER NET RENTABLE SQUARE FOOT                 OPTIONS          IN 1997            REVENUE IN 1997
--------------------------      ------------------------------------    -----------------   ------------    ------------------------

8333 & 8311 Central Ave.           11/01/86 - 08/31/02                        (6)  5 year     $2,170,328          $2,170,328
Newark, CA                      09/01/92 - 08/31/97:      $  6.20  *
                                09/01/97 - 08/31/02:      $  6.56

3350 Miac Cove Rd.                 02/01/88 - 01/31/98                        (1)  5 year     $1,284,948          $1,185,780
Memphis, TN                     02/01/93 - 01/31/98:      $  9.09


3615 North 27th Ave.               11/30/88 - 11/30/98                        (2)  5 year     $1,967,059          $1,967,059
Phoenix, AZ                     12/01/93 - 05/31/96:      $ 10.26
                                06/01/96 - 11/30/98:      $ 10.97


Tappan Park                        12/31/86 - 12/31/01              **         (2) 5 year       $593,436            $593,436
22 Chambers Rd.                 01/01/92 - 12/31/96:      $  1.75
Mansfield, OH                   01/01/97 - 12/31/01:      $  2.00


55 Fairbanks                       01/30/90 - 01/31/00                        (2) 10 year     $2,253,776          $2,253,776
Marlborough, MA                 02/01/95 - 01/31/00:      $ 11.15


904 Industrial Rd.                 08/18/87 - 08/17/00                               none       $461,238            $434,148
Marshall, MI                    08/18/94 - 08/17/97:      $  2.28
                                08/18/97 - 08/17/00:      $  2.49  ***


1601 Pratt Ave.                    08/18/87 - 08/17/00                               none       $157,909            $148,631
Marshall, MI                    08/18/94 - 08/17/97:      $  2.85
                                08/18/97 - 08/17/00:      $  3.11  ***

19019 No. 59th Ave.                07/16/86 - 07/15/01                        (4)  5 year     $1,892,250          $1,892,250
Glendale, AZ                    07/16/92 - 07/15/96:      $ 15.22
                                07/16/96 - 07/15/01:      $  7.50

567 South Riverside Dr.            09/26/86 - 09/25/01                         (1) 5 year       $293,460            $293,460
Modesto, CA                     09/26/86 - 09/25/96:      $  2.74
                                09/26/96 - 09/25/01:      $  2.01

10419 North 30th St.                04/1/87 - 03/31/02                         (4) 5 Year     $1,102,412          $1,098,549
Tampa, FL                       01/01/96 - 12/31/96:      $  7.82
                                01/01/97 - 12/31/97:      $  8.29
                                01/01/98 - 12/31/98:      $  8.78
                                01/01/99 - 12/31/99:      $  9.31
                                01/01/00 - 12/31/00:      $  9.87
                                01/01/01 - 12/31/01:      $ 10.46
                                01/01/02 - 03/31/02:      $ 11.09

* The tenant has exercised an option to purchase the Property for its fair market value on or before September 1, 1997. The California state court ruled in favor of the tenant's motion to confirm an arbitration decision which would allow the tenant to purchase the property for $24.8 million on or about that date. The Company is appealing the decision.
** Effective March 1, 1999, the tenant may cancel this lease upon 12 months notice (by March 1, 1998) and pay a cancellation penalty of $197,812, equal to four months rent.
*** Minimum rent due for second renewal. Actual rent will be equal to the greater of the minimum rent or the CPI adjusted rent.

                                                            PROPERTY TYPE/                           NET
                                        TENANT /                YEAR              LAND AREA        RENTABLE
 PROPERTY LOCATION                    (GUARANTOR)            CONSTRUCTED           (ACRES)        SQUARE FEET
--------------------------      ----------------------   --------------------   --------------   -------------

3102 Queen Palm Dr.             Time Customer              Office/Warehouse         15.02            229,605
Tampa, FL                       Service, Inc.                    1986
                                (Time, Inc.)



109 Stevens St.                 Unisource                     Warehouse/             7.00            168,800
Jacksonville, FL                Worldwide, Inc.               Industrial
                                                             1958 & 1969

9580 Livingston Rd.             GFS Realty, Inc.                Retail              10.60            107,337
Oxon Hill, MD                   (Giant Food, Inc.)               1976

Amigoland Shopping Ctr.         Montgomery Ward                 Retail               7.61            115,000
(Mexico St. & Palm Blvd.)       & Co., Inc.                      1973
Brownsville, TX

Rockshire Village Ctr.          GFS Realty, Inc.                Retail               7.32             51,682
West Ritchie Pkway.             (Giant Food, Inc.)               1977
Rockville, MD

200 Southington Exec.           The Hartford Fire               Office              12.40            153,364
Park, Southington, CT           Insurance Company                1983


24100 Laguna Hills Mall         Federated                       Retail              11.00            160,000
Laguna Hills, CA                Department                       1974
                                Stores, Inc.

6910 S. Memorial Hwy.           Toys "R" Us, Inc.               Retail               4.44             43,123
Tulsa, OK                                                        1981



12535 SE 82nd Ave.              Toys "R" Us, Inc.               Retail               5.85             42,842
Clackamas, OR                                                    1981



18601 Alderwood Mall Blvd.      Toys "R" Us, Inc.               Retail               3.64             43,105
Lynnwood, WA                                                     1981



West Wingfoot Rd.               Toys "R" Us, Inc.             Industrial             7.56            123,293
Houston, TX                                                      1981


46600 Port St.                  Johnson Controls,             Industrial            24.00            134,160
Plymouth, MI                     Inc.                            1996




                                                                                            MINIMUM RENT         STRAIGHT-LINE
                                BASE LEASE TERM AND ANNUAL RENTS             RENEWAL        COLLECTIBLE             RENTAL
 PROPERTY LOCATION              PER NET RENTABLE SQUARE FOOT                 OPTIONS          IN 1997            REVENUE IN 1997
--------------------------      ------------------------------------    -----------------   ------------    ----------------------

3102 Queen Palm Dr.                  08/1/87 - 07/31/02                       (1)  5 year       $913,828          $799,537
Tampa, FL                       08/01/94 - 07/31/96:       $    3.87
                                08/01/96 - 07/31/98:       $    3.98
                                08/01/98 - 07/31/01:       $    4.16
                                08/01/01 - 07/31/02:       $    4.39

109 Stevens St.                      10/01/87 - 09/30/02                      none              $354,480          $334,311
Jacksonville, FL                10/01/92 - 09/30/97:       $    2.05
                                10/01/97 - 09/30/02:       $    2.25

9580 Livingston Rd.                  01/03/77 - 02/29/04                      (6) 5 year        $408,360          $407,388
Oxon Hill, MD                   03/01/77 - 02/29/04:       $    3.80

Amigoland Shopping Ctr.              11/01/74 - 10/31/04                      (3) 5 year        $152,760          $152,364
(Mexico St. & Palm Blvd.)       1/01/74 - 10/31/04:        $    1.33
Brownsville, TX

Rockshire Village Ctr.               01/01/78 - 02/28/05                      (1) 12 year       $224,020          $224,020
West Ritchie Pkway.             01/01/78 - 02/28/05:       $    4.33          (2) 10 year
Rockville, MD

200 Southington Exec.                09/01/91 - 12/31/05                      (1) 5 year      $2,165,500        $2,008,540
Park, Southington, CT           01/01/95 - 12/31/05:       $   14.12


24100 Laguna Hills Mall              02/01/76 - 01/31/06                      (1) 8 year        $676,602          $673,464
Laguna Hills, CA                02/01/80 - 01/31/06:       $    4.23          (2) 15 year
                                                                              (1) 6 year

6910 S. Memorial Hwy.                06/01/81 - 05/31/06                      (5) 5 year        $326,925          $356,001
Tulsa, OK                       06/01/86 - 01/31/98:       $    7.58
                                02/01/98 - 05/31/01:       $    8.26
                                06/01/01 - 05/31/06:       $    8.40

12535 SE 82nd Ave.                   06/01/81 - 05/31/06                      (5) 5 year        $382,783          $417,091
Clackamas, OR                   07/01/94 - 01/31/98:       $    8.93
                                02/01/98 - 05/31/01:       $    9.74
                                06/01/01 - 05/31/06:       $    9.91

18601 Alderwood Mall Blvd.           06/01/81 - 05/31/06                      (5) 5 year        $357,331          $389,027
Lynnwood, WA                    06/01/86 - 01/31/98:       $    8.29
                                02/01/98 - 05/31/01:       $    9.03
                                06/01/01 - 05/31/06:       $    9.18

West Wingfoot Rd.                    09/01/81 - 08/31/06                      (5) 5 year        $400,200          $478,450
Houston, TX                     09/01/87 - 04/30/98:       $    3.25
                                05/01/98 - 08/31/06:       $    3.98

46600 Port St.                       12/23/96 - 12/22/06                      (2) 5 year        $648,801          $648,801
Plymouth, MI                    12/23/96 - 12/22/97:       $    4.84
                                12/23/97 - 12/22/06:
                                adjusted by increase in
                                the Consumer Price Index

                                                            PROPERTY TYPE/                           NET
                                        TENANT /                YEAR              LAND AREA        RENTABLE
 PROPERTY LOCATION                    (GUARANTOR)            CONSTRUCTED           (ACRES)        SQUARE FEET
--------------------------      ----------------------   --------------------   --------------   -------------

450 Stern St.                   Johnson Controls,             Industrial            25.2           111,160
Oberlin, OH                      Inc.                            1996



5917 South La Grange Rd.        Bally Total Fitness            Retail/              2.73            25,250
Countryside, IL                 Corp.                        Health Club
                                                                 1987


1160 White Horse Rd.            Physical Fitness               Retail/              2.87            31,750
Voorhees, NJ                    Centers of                   Health Club
                                Philadelphia, Inc.               1987
                                (Bally Total Fitness
                                 Corp.)

5801 Bridge St.                 Bally Total Fitness            Retail/              3.66            24,990
DeWitt, NY                      Corp.                        Health Club
                                                             1977 & 1987


2655 Shasta Way                 Fred Meyer, Inc.                Retail             13.90           178,204
Klamath Falls, OR                                                1986

7272 55th St.                   Circuit City                    Retail              3.93            45,308
Sacramento, CA                  Stores, Inc.                     1988



6405 South Viriginia St         Circuit City                    Retail              2.72            31,400
Reno, NV                        Stores, Inc.                     1988



5055 West Sahara Ave.           Circuit City                    Retail              2.57            36,053
Las Vegas, NV                   Stores, Inc.                     1988



4733 Hills & Dales              Scandinavian                   Retail/              3.32            37,214
Canton, OH                      Health Spa, Inc.             Health Club
                                (Bally Total Fitness             1987
                                Holding Corp.)


Highway 21 South                Wal-Mart Stores,                Retail              5.21            56,132
Jacksonville, AL                 Inc.                            1982

295 Chipeta Way                 Northwest Pipeline              Office             19.79           295,000
Salt Lake City, UT              Corp.                            1982





King St. (Fort Street Mall)     Liberty House, Inc.             Retail              1.22           85,610
Honolulu, HI                                                     1980


                                                                                            MINIMUM RENT         STRAIGHT-LINE
                                BASE LEASE TERM AND ANNUAL RENTS             RENEWAL        COLLECTIBLE             RENTAL
 PROPERTY LOCATION              PER NET RENTABLE SQUARE FOOT                 OPTIONS          IN 1997            REVENUE IN 1997
--------------------------      ------------------------------------    -----------------   ------------    ----------------------

450 Stern St.                      12/23/96 - 12/22/06                      (2) 5 year         $491,042           $491,042
Oberlin, OH                     12/23/96 - 12/22/97:       $    4.42
                                12/23/97 - 12/22/06:
                                adjusted by increase in
                                the Consumer Price Index

5917 South La Grange Rd.           07/13/87 - 07/12/07                      (2)  5 year        $534,037           $541,781
Countryside, IL                 07/13/92 - 07/12/97:        $  19.77
                                07/13/97 - 07/12/02:        $  22.73
                                07/13/02 - 07/12/07:        $  26.14

1160 White Horse Rd.               07/14/87 - 07/13/07                      (2)  5 year        $662,981           $672,857
Voorhees, NJ                    07/14/92 - 07/13/97         $  19.52
                                07/14/97 - 07/13/02:        $  22.45
                                07/14/02 - 07/13/07:        $  25.82


5801 Bridge St.                    08/19/87 - 08/18/07                      (2)  5 year        $407,652           $419,444
DeWitt, NY                      08/19/92 - 08/18/97:        $  15.46
                                08/19/97 - 08/18/02:        $  17.78
                                08/19/02 - 08/18/07:         $  20.45

2655 Shasta Way                    03/10/88 - 03/31/08                      (3)  10 year     $1,009,375         $1,009,375
Klamath Falls, OR               03/10/88 - 03/31/08:        $   5.66

7272 55th St.                      10/28/88-10/27/08                        (3)  10 year       $352,580           $375,798
Sacramento, CA                  10/28/93-10/27/98:          $   7.78
                                10/28/98-10/27/03:          $   8.54
                                10/28/03-10/27/08:          $   9.30

6405 South Viriginia St            12/16/88 - 12/15/08                      (3)  10 year       $304,794           $324,866
Reno, NV                        12/16/93 - 12/15/98:        $   9.71
                                12/16/98 - 12/15/03:        $  10.65
                                12/16/03 - 12/15/08:        $  11.60

5055 West Sahara Ave.              12/16/88 - 12/15/08                      (3)  10 year       $260,560           $277,719
Las Vegas, NV                   12/16/93 - 12/15/98:        $   7.23
                                12/16/98 - 12/15/03:        $   7.93
                                12/16/03 - 12/15/08:        $   8.64

4733 Hills & Dales                 01/01/89 - 12/31/08                      (2)  5 year        $612,692           $685,387
Canton, OH                      01/01/96 - 12/31/96:        $  16.11
                                01/01/97 - 12/31/97:        $  16.46
                                2.2% annual escalations
                                thereafter

Highway 21 South                   08/31/83 - 01/31/09                      (5) 5 year         $146,040           $146,040
Jacksonville, AL                09/01/87 - 01/31/09:        $   2.60

295 Chipeta Way                    10/01/82 - 09/30/09                      (1) 9 year       $8,266,357         $8,266,357
Salt Lake City, UT              10/01/95 - 09/30/97:        $  27.68        (1) 10 year
                                10/01/97 - 09/30/09:        $  29.06

                                subject to a CPI adjustment
                                on a portion of the rent.

King St. (Fort Street Mall)        10/01/80 - 09/30/09                      (1) 9 yrs 7 mos    $962,981           $971,340
Honolulu, HI                    10/01/95 - 09/30/05:        $  11.25        (1) 2 year
                                10/01/05 - 09/30/09:        $  11.56        (3) 5 year

                                                            PROPERTY TYPE/                           NET
                                        TENANT /                YEAR              LAND AREA        RENTABLE
 PROPERTY LOCATION                    (GUARANTOR)            CONSTRUCTED           (ACRES)        SQUARE FEET
--------------------------      ----------------------   --------------------   --------------   -------------

7055 Highway 85 South           Wal-Mart Stores,                Retail               8.61            81,911
Riverdale, GA                    Inc.                            1985


Highway 101                     Fred Meyer, Inc.                Retail               8.81           118,179
Newport, OR                                                      1986


6345 Brackbill Blvd.            Exel Logistics,               Warehouse/            29.01           507,000
Mechanicsburg, PA               Inc. (NFC plc)               Distribution
                                                             1985 & 1991





Industrial Blvd.                SKF USA, Inc.               Manufacturing           21.13            72,868
Franklin, NC                                                     1996

                                                                                -------------    -------------
                                                                                   459.28          5,235,363
                                                                                =============    =============

                                                                                            MINIMUM RENT         STRAIGHT-LINE
                                BASE LEASE TERM AND ANNUAL RENTS             RENEWAL        COLLECTIBLE             RENTAL
 PROPERTY LOCATION              PER NET RENTABLE SQUARE FOOT                 OPTIONS          IN 1997            REVENUE IN 1997
--------------------------      ------------------------------------    -----------------   ------------    ----------------------

7055 Highway 85 South              12/04/85 - 01/31/11                       (5)  5 year       $269,770             $269,770
Riverdale, GA                   12/04/85 - 01/31/11:      $    3.29


Highway 101                        06/01/86 - 05/31/11                       (3)  5 year       $826,086             $826,086
Newport, OR                     06/01/86 - 05/31/11:      $    6.99
                                plus .5% of gross sales in
                                excess of $20,000,000
                                ($55,291 in 1996)

6345 Brackbill Blvd.               10/29/90 - 03/19/12                       (2)  10 year    $1,724,113           $1,933,440
Mechanicsburg, PA               11/20/95 - 03/19/97:      $    3.07
                                03/20/97 - 03/19/02:      $    3.49
                                03/20/02 - 03/19/07:      $    4.02
                                03/20/07 - 03/19/12:
                                greater of $4.62 or fair market
                                rent as specified in the lease

Industrial Blvd.                   12/23/96 - 12/31/14                       (3) 10 year       $322,397             $322,397
Franklin, NC                    12/23/96 - 12/31/99:       $   4.42
                                01/01/00 - 12/31/14:
                                adjusted by increase in the
                                Consumer Price Index
                                                                                            ------------    ----------------------
                                                                                            $36,341,863          $36,460,110
                                                                                            ============    ======================

                 INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

                                                                     PROPERTY TYPE/                           NET
                                                TENANT                   YEAR              LAND AREA        RENTABLE
% OWNED     PROPERTY LOCATION                 (GUARANTOR)             CONSTRUCTED           (ACRES)        SQUARE FEET
--------    --------------------------   ----------------------   --------------------   --------------   -------------

19.00%      4450 California Street         Mervyn's                     Retail               11.00            122,000
            Bakersfield, CA                (Dayton Hudson Corp.)         1976


33.85%      7111 Westlake Terrace          Hechinger & Co.              Retail                7.61             95,000
            Bethesda, MD                                                 1980


                                                                                         -------------    ---------------
                                                                                             18.61            217,000
                                                                                         =============    ===============

                                                                                                 MINIMUM RENT      STRAIGHT-LINE
                                         BASE LEASE TERM AND ANNUAL RENTS           RENEWAL      COLLECTIBLE          RENTAL
% OWNED     PROPERTY LOCATION            PER NET RENTABLE SQUARE FOOT               OPTIONS        IN 1997         REVENUE IN 1997
--------    --------------------------   ------------------------------------    -------------   ------------    -------------------

19.00%      4450 California Street            02/23/77 - 12/31/02                  (5)5 year         $406,948         $397,154
            Bakersfield, CA              01/01/78 - 12/31/02:       $   3.34


33.85%      7111 Westlake Terrace             05/01/81 - 04/30/06                  (1)10 year        $772,382         $647,869
            Bethesda, MD                 05/01/96 - 04/30/96:       $   7.50       (3)5 year
                                         05/01/96 - 04/30/06:       $   8.13

                                                                                                 ------------    -------------------
                                                                                                   $1,179,330        $1,045,023
                                                                                                 ============    ===================

                              MINIMUM FUTURE RENT

Minimum future rents receivable under the leases during the base terms for the properties owned by the Company at December 31, 1996 are as follows:


                                                                             904 Industrial,   1601 Pratt,
          Newark      Memphis      Phoenix       Mansfield     Marlborough      Marshall        Marshall       Glendale
Year     Property     Property     Property      Property       Property        Property        Property       Property
-----   ----------   ----------   ----------   -------------   -----------   ---------------   -----------   -----------
1997     2,170,328*   1,284,948    1,967,059         593,436     2,253,776           461,238       157,909     1,892,250
1998                    107,079    1,803,137         593,436     2,253,776           487,144       166,696     1,892,250
1999                                                  98,906**   2,253,776           487,144       166,696     1,892,250
2000                                                               187,815           307,171       105,111     1,892,250
2001                                                                                                           1,103,812
        ----------   ----------   ----------   -------------   -----------   ---------------   -----------   -----------
Total   $2,170,328   $1,392,027   $3,770,196   $   1,285,778   $ 6,949,143   $     1,742,697   $   596,412   $ 8,672,812
        ==========   ==========   ==========   =============   ===========   ===============   ===========   ===========

         Modesto      N. Tampa      Tampa      Jacksonville,    Oxon Hill      Brownsville     Rockville     Southington
Year    Property      Property     Property    Fla. Property     Property        Property       Property       Property
-----   ----------   ----------   ----------   -------------   -----------   ---------------   -----------   -----------
1997       293,460    1,102,412      913,828         354,480       408,360           152,760       224,020     2,165,500
1998       293,460    1,167,573      931,044         379,800       408,360           152,760       224,020     2,165,500
1999       293,460    1,238,053      955,157         379,800       408,360           152,760       224,020     2,165,500
2000       293,460    1,312,522      955,157         379,800       408,360           152,760       224,020     2,165,500
2001       220,095    1,390,981      977,157         379,800       408,360           152,760       224,020     2,165,500
2002                    368,690      587,980         284,850       408,360           152,760       224,020     2,165,500
2003                                                               408,360           152,760       224,020     2,165,500
2004                                                                68,060           127,300       224,020     2,165,500
2005                                                                                                37,337     2,165,500
        ----------   ----------   ----------   -------------   -----------   ---------------   -----------   -----------
Total   $1,393,935   $6,580,231   $5,320,323   $   2,158,530   $ 2,926,580   $     1,196,620   $ 1,829,497   $19,489,500
        ==========   ==========   ==========   =============   ===========   ===============   ===========   ===========

         * The tenant has exercised an option to purchase the Property for its fair market value on or before September 1, 1997. The California state court ruled in favor of the tenant's motion to confirm an arbitration decision which would allow the tenant to purchase the property for $24.8 million on or about that date. The Company is appealing the decision.

        ** Effective March 1, 1999, the tenant of the Mansfield property may cancel this lease upon twelve months notice and pay a lease cancellation penalty of $197,812, equal to four months rent.

                              MINIMUM FUTURE RENT


        Laguna Hills     Tulsa       Clackamas      Lynwood       Houston          Plymouth       Oberlin        Illinois
Year      Property      Property     Property       Property      Property         Property       Property       Property
-----   ------------   ----------   ----------   -------------   -----------   ---------------   -----------   -----------
1997         676,602      326,925      382,783         357,331       400,200           648,801       491,042       534,037
1998         676,602      353,665      414,335         386,480       460,713           648,801       491,042       573,965
1999         676,602      356,096      417,204         389,130       490,970           648,801       491,042       573,965
2000         676,602      356,096      417,204         389,130       490,970           648,801       491,042       573,965
2001         676,602      359,678      421,431         393,035       490,970           648,801       491,042       573,965
2002         676,602      362,237      424,450         395,825       490,970           648,801       491,042       614,143
2003         676,602      362,237      424,450         395,825       490,970           648,801       491,042       660,060
2004         676,602      362,237      424,450         395,825       490,970           648,801       491,042       660,060
2005         676,602      362,237      424,450         395,825       490,970           648,801       491,042       660,060
2006          56,384      150,932      176,854         164,927       327,313           648,801       491,042       660,060
2007                                                                                                               352,032
        ------------   ----------   ----------   -------------   -----------   ---------------   -----------   -----------
Total   $  6,145,802   $3,352,340   $3,927,611   $   3,663,333   $ 4,625,016   $     6,488,010   $ 4,910,420   $ 6,436,312
        ============   ==========   ==========   =============   ===========   ===============   ===========   ===========


        New Jersey    New York    Klamath Falls    Sacramento        Reno          Las Vegas        Canton         Alabama
Year     Property     Property      Property        Property       Property         Property       Property       Property
-----   ----------   ----------   -------------   -------------   -----------   ---------------   -----------   -----------
1997       662,981      407,652       1,009,375         352,580       304,794           260,560       612,692       146,040
1998       712,828      444,360       1,009,375         357,735       305,753           261,380       626,172       146,040
1999       712,828      444,360       1,009,375         386,978       334,530           285,981       639,948       146,040
2000       712,828      444,360       1,009,375         386,978       334,530           285,981       654,027       146,040
2001       712,828      444,360       1,009,375         386,978       334,530           285,981       668,415       146,040
2002       762,428      468,800       1,009,375         386,978       334,530           285,981       683,120       146,040
2003       819,752      511,014       1,009,375         393,173       335,489           286,801       698,149       146,040
2004       819,752      511,014       1,009,375         421,376       364,266           311,401       713,508       146,040
2005       819,752      511,014       1,009,375         421,376       364,266           311,401       729,206       146,040
2006       819,752      511,014       1,009,375         421,376       364,266           311,401       745,248       146,040
2007       439,478      323,642       1,009,375         421,376       364,266           311,401       761,644       146,040
2008                                    252,345         347,320       353,100           301,356       778,400       146,040
2009                                                                                                                 12,170
        ----------   ----------   -------------   -------------   -----------   ---------------   -----------   -----------
Total   $7,995,207   $5,021,590   $  11,355,470   $   4,684,224   $ 4,094,320   $     3,499,625   $ 8,310,529   $ 1,764,650
        ==========   ==========   =============   =============   ===========   ===============   ===========   ===========

                              MINIMUM FUTURE RENT

             Utah          Honolulu       Riverdale      Newport      Pennsylvania   North Carolina
Year       Property        Property       Property       Property       Property         Property                   Total
-----   --------------   ------------   ------------   ------------   ------------   --------------             ------------
1997         8,266,357        962,981        269,770        826,086      1,724,113          322,397               36,341,863
1998         8,571,292        962,981        269,770        826,086      1,771,260          322,397               33,619,067
1999         8,571,292        962,981        269,770        826,086      1,771,260          322,397               31,443,518
2000         8,571,292        962,981        269,770        826,086      1,771,260          322,397               29,125,641
2001         8,571,292        962,981        269,770        826,086      1,771,260          322,397               27,790,302
2002         8,571,292        962,981        269,770        826,086      1,979,100          322,397               25,305,108
2003         8,571,292        962,981        269,770        826,086      2,036,952          322,397               24,289,898
2004         8,571,292        962,981        269,770        826,086      2,036,952          322,397               24,021,077
2005         7,958,295        969,642        269,770        826,086      2,036,952          322,397               23,048,396
2006         6,119,304        989,625        269,770        826,086      2,036,952          322,397               17,568,919
2007         6,119,304        989,625        269,770        826,086      2,275,966          322,397               14,932,402
2008         6,119,304        989,625        269,770        826,086      2,342,496          322,397               13,048,239
2009         4,589,478        742,219        269,770        826,086      2,342,496          322,397                9,104,616
2010                                         269,770        826,086      2,342,496          322,397                3,760,749
2011                                          22,481        344,202      2,342,496          322,397                3,031,576
2012                                                                       510,060          322,397                  832,457
2013                                                                                        322,397                  322,397
2014                                                                                        322,397                  322,397
        --------------   ------------   ------------   ------------   ------------   --------------             ------------
Total   $   99,171,086   $ 12,384,584   $  3,799,261   $ 11,909,406   $ 31,092,071   $    5,803,146             $317,908,622
        ==============   ============   ============   ============   ============   ==============             ============

ITEM 3.  LEGAL PROCEEDINGS

The Company was sued in the United States District Court for the Northern District of Illinois on May 31, 1995, by United Municipal Leasing Corporation. The complaint filed in this case alleges that the Company breached a letter of intent by failing to execute definitive documentation and close a transaction in which the plaintiff proposed to sell property to the Company. The complaint seeks $800,000 in monetary damages. The Company believes that this suit is without merit, and plans to vigorously defend its position and, in any case, would not expect a material adverse effect on the Company in the event of a negative outcome.

On August 26, 1996, Ross Stores, Inc., the tenant in the Newark Property, exercised an option to purchase such Property for its fair market value. The tenant filed a motion in California state court on February 19, 1997 to confirm an arbitration decision which would allow the tenant to purchase the Property for $24.8 million on or about September 1, 1997. On March 18,1997, the California state court ruled in favor of the tenant's motion. The Company is appealing the decision, the outcome of which cannot be determined.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the last quarter of the calendar year ended December 31, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information relating to the executive officers of the Company:

         NAME                               BUSINESS EXPERIENCE

E. ROBERT ROSKIND                       Mr. Roskind has served as the Chairman of the Board of
Age 52                                  Directors and Co-Chief Executive Officer of the Company since October 1993.  He founded The LCP Group, L.P. ("LCP") in 1973 and has been its Chairman since 1976.
                                        Prior to founding LCP, Mr. Roskind headed the net-leasing financing area of Lehman
                                        Brothers Inc.  He is also currently serving as the Chairman of Net Lease Partners
                                        Realty Advisors, Inc., a pension fund real estate advisory firm.  He is also a general partner for a variety of entities which serve as the general partner of various partnerships that hold net leased real properties or interests therein.  Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp Government Income Trust I and
                                        Krupp Government Income Trust II.  Mr. Roskind received his B.S. in 1966 from the
                                        University of Pennsylvania and is a 1969 Harlan Fiske Stone Graduate of the Columbia
                                        Law School.  He has been a member of the Bar of the State of New York since 1970.

RICHARD J. ROUSE                        Mr. Rouse has served as Co-Chief Executive Officer and a
Age 51                                  director of the Company since October 1993.  He served as the President of the Company from October 1993 to April 1996, and since April 1996 has served as the Vice
                                        Chairman.  Mr. Rouse was also a managing director of LCP.  He had been associated with
                                        LCP since 1979 and had been engaged there in all aspects of net lease finance, acquisition and syndication and corporate financing transactions.  Mr. Rouse graduated from Michigan State University in 1968 and received his M.B.A. in 1970 from the
                                        Wharton School of Finance and Commerce of the University of Pennsylvania.

T. WILSON EGLIN                         Mr. Eglin has served as Chief Operating Officer of the
Age 32                                  Company since October 1993 and a director since May 1994.  He served as Executive Vice
                                        President from October 1993 to April 1,1996, and since April 1996 has served as the
                                        President.


                                        Prior to his current position with the Company, Mr. Eglin had been associated with LCP from 1987 to 1993 and had been its Vice President-Acquisitions from 1990 to 1993.  In connection with his responsibilities with LCP, Mr. Eglin was an officer of affiliated companies that own and manage over 400 net leased real properties and was involved in all aspects of real estate acquisition and finance, principally in net leased transactions.  Mr. Eglin received his B.A. from Connecticut
                                        College in 1986.

ANTONIA G. TRIGIANI                     Ms. Trigiani has served as the Chief Financial Officer
Age 36                                  and Treasurer of the Company since October 1993.  She had been associated with LCP since 1989 and had been its Vice President - Asset Management since 1990 until resigning from her position with LCP in April 1996.  Prior to joining LCP, she was associated with HRE Properties, a REIT listed on the New York Stock Exchange, and
                                        Merrill Lynch, Hubbard Inc., a real estate division of Merrill Lynch & Co., Inc.  In
                                        1982, Ms. Trigiani received her B.A. in business administration from Saint Mary's
                                        College at Notre Dame University.

PAUL R. WOOD                            Mr. Wood has served as the Vice President, Chief
Age 37                                  Accounting Officer and Secretary of the Company since October 1993.  He had been associated with LCP from 1988 to 1993 and from 1990 to 1993 had been responsible for all accounting activities relating to the net leased properties managed by LCP and its affiliates.  Prior to joining LCP, Mr. Wood was, from 1987 to 1988, associated with E.
                                        F. Hutton & Company Inc. as a senior accountant.  Mr. Wood received his B.B.A. from
                                        Adelphi University in 1982 and has been a Certified Public Accountant since 1985.

PETER J. KINNUNEN                       Mr. Kinnunen has served as Senior Vice President of the Company
Age 44                                  since October 1996.  He had previously been associated with LCP from 1977 to 1988.
                                        Prior to joining LCP, Mr. Kinnunen served as Managing Director of Lepercq, de Neuflize
                                        & Co., Inc. an investment banking firm.  Mr. Kinnunen received his B.A. from the
                                        University of Virginia in 1974 and his M.B.A. from the Amos Tuck School at Dartmouth
                                        College in 1977.

STEPHEN C. HAGEN                        Mr. Hagen has served as Senior Vice President of the Company
Age 54                                  since October 1996.  Mr. Hagen had been associated with LCP from 1995 to 1996.  Prior to joining LCP, Mr. Hagen was a principal of Pharus Realty Investments, a money manager focused on real estate stocks, and also served as Chief Operating Officer of
                                        HRE Properties, a New York Stock Exchange listed REIT.  Mr. Hagen received his B.S.
                                        from the University of Kansas in 1965 and his M.B.A. from the Wharton School of
                                        Finance and Commerce in 1968.

JANET M. KAZ                            Ms. Kaz has served as Vice President of the Company since May
Age 33                                  1995 and as Asset Manager since October 1993.  Prior to that, Ms. Kaz was a member of
                                        LCP's property acquisition team from 1986 to 1990 and a member of LCP's asset management team from 1991 to 1993.  Ms. Kaz received her B.A. from Muhlenberg College in 1985.

                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

The Common Stock of the Company is listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the high and low sales prices as reported by the NYSE for the Common Stock of the Company for each of the periods indicated below:

       For the Quarters Ended:                     High            Low           Cash Dividend
       -----------------------                     ----            ---           -------------

       December 31, 1996                    $     15.000       $12.125             $  0.29
       September 30, 1996                         13.375        11.500             $  0.28
       June 30, 1996                              12.375        11.125             $  0.28
       March 31, 1996                             12.125        10.500             $  0.27

       December 31, 1995                          11.250         9.625             $  0.27
       September 30, 1995                         11.375        10.000             $  0.27
       June 30, 1995                              11.000         9.125             $  0.27
       March 31, 1995                              9.500         8.625             $  0.27

The closing price of the shares of the Company's Common Stock was $12.875 on February 28, 1997.

As of February 28, 1997, the Company had 2,449 stockholders of record.

The Company's annualized dividend rate for the years ended December 31, 1996 and 1995 was $1.12 and $1.08 per share respectively. The Company's current annualized dividend rate is $1.16 per share.

On February 14, 1997, the Company paid a dividend of $.29 per share to stockholders of record on January 31, 1997.

Following is a summary of the taxable nature of the Company's dividends for the three years ended December 31:

                                                    1996          1995             1994
                                                    ----          ----             ----

         Total dividends per share                $ 1.10       $ 1.08             $ 1.08
                                                  ======       ======             ======

         Percent taxable as
              ordinary income                      95.46%       41.36%             89.90%
         Percent taxable as
              long-term capital gains               -           24.71%              -
         Percent non-taxable as
              return of capital                     4.54%       33.93%             10.10%
                                                  ------       ------             ------
                                                  100.00%      100.00%            100.00%
                                                  ======       ======             ======

Dividends per share of $1.00 and $0.68 were required for the Company to maintain its REIT status in 1996 and 1995, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1996. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report.

                                  1996            1995               1994                1993                1992
                                  ----            ----               ----                ----                ----
Total revenue             $    31,675,355   $    25,001,762   $     26,037,906    $     25,870,791    $    25,797,248
Gain on sale of
   properties             $            -    $     1,514,400   $            -      $            -      $             -
Proceeds from lease
   termination            $            -    $     1,600,000   $            -      $            -      $             -
Expenses of the
   mergers                $            -    $            -    $            -      $     (2,441,008)   $             -
Transactional expenses    $      (644,047)  $            -    $            -      $            -      $     (1,494,515)
Loss on extinguish-
   ment of debt1          $            -    $    (4,849,226)  $            -      $            -      $             -
Expenses, including
   minority interest      $   (25,565,484)  $   (19,982,936)  $    (20,559,110)   $    (18,902,010)   $    (19,109,367)
                             -------------     ------------       ------------        ------------       --------------
Net income                $     5,465,824   $     3,284,000   $      5,478,796    $      4,527,773    $      5,193,366
                             ============      ============       ============        ============       =============
Net income per share      $          0.58   $          0.35   $           0.59    $           0.48    $           0.56
                             ============      ============       ============        ============       =============
Cash dividends de-
   clared per share       $          1.12   $          1.08   $           1.08    $           0.24    $             -
                             ============      ============       ============        ============       ============
Net cash provided by
   operating activities   $    14,972,348   $     7,216,497   $     12,423,001    $     11,151,273    $     12,001,982
Net cash (used in)
   provided by
   investing activities   $   (16,951,527)  $     7,886,892   $            -      $            -      $     (2,869,478)
Net cash provided by
    (used in)
   financing activities   $     1,858,853   $   (15,610,902)  $    (12,304,039)   $    (12,779,971)   $     (8,254,120)
                             ------------      ------------       ------------        ------------       --------------
Net (decrease) increase
   in cash                $      (120,326)  $      (507,513)  $        118,962    $     (1,628,698)   $        878,384
                             =============     ============       ============        ============       =============

Total assets              $   309,126,114   $   221,216,236   $    216,019,450    $    222,466,930    $    230,386,588
                             ============      ============       ============        ============       =============
Long-term obligations
   (including related
   accrued interest)      $   190,566,884   $   121,690,421   $    110,064,581    $    112,500,673    $    115,221,696
                             ============      ============       ============        ============       =============

Funds from operations(2)  $    13,632,948   $    11,955,349   $     11,387,718    $     12,877,703    $     12,580,306
                             ============      ============       ============        ============       =============
Funds from operations,
   per share(2)           $          1.45   $          1.29   $           1.22    $           1.38    $           1.35
                             ============      ============       ============        ============       =============
Rent received above
   (below) straight line
   rent                   $      (104,610)  $       399,812   $        568,592    $        419,876    $       (771,139)
                             =============     ============       ============        ============       =============

----------
(1) Loss on extinguishment of debt is reported as an extraordinary item on the consolidated statements of income. (2) Funds From Operations, is defined by the National Association of Real Estate Investment Trusts as net income or loss excluding gains or losses from debt restructuring and sales of property plus depreciation and amortization, and after adjustments for minority interest, unconsolidated partnerships and joint ventures (adjustments for minority interests, unconsolidated partnerships and joint ventures are calculated to reflect Funds From Operations on the same basis). Funds From Operations does not represent cash flow from operations as defined by generally accepted accounting principles, should not be considered as an alternative to net income as an indicator of the Company's operating performance, and is not indicative of cash available to fund all cash flow needs. In March 1995, NAREIT issued a clarification of its definition of FFO effective for years beginning after December 31, 1995. The clarification provides that amortization of deferred financing costs and depreciation of non-rental real estate assets are no longer to be added back to net income in arriving at FFO. The Company adopted these changes and the calculations of FFO for the years ended December 31, 1995, 1994, 1993 and 1992 have been revised accordingly. The FFO per share has been calculated without the potential effect of outstanding stock options or the conversion of special limited partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company was organized to combine, continue and expand the business of the Partnerships, which own, operate and manage a diverse portfolio of real properties. The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquired the Partnerships through mergers which were effected as of October 12, 1993. In connection with the mergers, the Company issued 9,303,409 shares of its Common Stock, 169,109 units of special limited partner interest in the Partnerships (which are exchangeable for an equivalent number of shares of common stock) and $1,877,390 in principal amount of 7.75% Subordinated Notes due 2000.

The mergers were accounted for as business combinations of entities under common control using the "as if pooling-of-interest" method of accounting, with the Company as the surviving entity. Under this method, the assets and liabilities of the Partnerships have been recorded by the Company at their carrying values.

As of December 31, 1996, the Company was the indirect or direct owner of thirty-eight real estate properties (or interests therein) (the "Properties") triple net leased to corporations.

Liquidity and Capital Resources

Real Estate Assets. As of December 31, 1996, the Company's real estate assets consisted of the Properties. The Properties are located in twenty-three states and contain an aggregate of 5,235,363 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances and amounts available under its Credit Facility and amounts that may be raised through the sale of preferred shares described below or other private or public offerings. For the year ended December 31, 1996, such leases on the Properties generated approximately $31,244,000 in revenue compared to $24,523,000 in 1995. Minimum annual rent receivable under non-cancelable leases is $36,342,000 for 1997.

Dividends. The Company paid a dividend of $.27 per share to stockholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996, and $.28 per share in respect of the second and third quarters. The dividend paid in respect of the fourth quarter of 1996, in the amount of $.29 per share, was paid on February 14, 1997 to stockholders of record as of January 31, 1997. The Company's annualized dividend rate is currently $1.16 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. As a result, the Company's net income and funds from operations are reduced proportionally based on the amount of the distributions required to be paid by the terms of such partnership interests. The number of shares of Common Stock that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are converted into shares of Common Stock. The table set forth below provides certain information with respect to such partnership interests as of December 31, 1996.

                                                         1997      Convertible
                                          Number of   Annualized    Shares of   Total Annual
                                            Units      Per Unit      Common     Distribution
        Partnership or Class               Issued    Distribution  Stock as of    in 1997
-------------------------------------    ----------  ------------  -----------  ------------
LCIF - Special Limited Partners             112,229  $       1.16  At any time  $    130,185
LCIF II - Special Limited Partners           56,880  $       1.16  At any time  $     65,981
                                         ----------                             ------------
   Subtotal: Special Limited Partners       169,109                             $    196,166
                                         ----------                             ------------
Barnes Partnerships:
Barngiant Livingston                         52,335  $       0.27         3/04  $     14,130
Barnhale Modesto                             23,267  $       --           2/06           N/A
Barnes Rockshire                             36,825  $       --           3/05           N/A
Barnvyn Bakersfield                           7,441  $       --           1/03           N/A
Barnhech Montgomery                          11,766  $       0.29         5/06  $      3,412
Barnward Brownsville                         35,400  $       --          11/04           N/A
                                         ----------                             ------------
   Subtotal: Barnes Partnerships            167,034                             $     17,542
                                         ----------                             ------------
Red Butte Creek Associates                1,715,294  $       0.66         5/98  $  1,132,094
                                            114,006  $       1.08         5/98  $    123,126
                                         ----------                             ------------
   Subtotal: Red Butte Creek Associates   1,829,300                             $  1,255,220
                                         ----------                             ------------
Fort Street Partners                        207,741  $       --           1/06           N/A
                                             17,259  $       1.12         1/99  $     19,330
                                         ----------                             ------------
                                            225,000                             $     19,330
                                         ----------                             ------------
Toy Properties Associates II                 95,000  $       1.12         1/99  $    106,400
Toy Properties Associates V                  35,000  $       1.12         1/99  $     39,200
                                         ----------                             ------------
Grand Total                               2,520,443                             $  1,633,858
                                         ==========                             ============

Holders of the LCIF and LCIF II special limited partner units receive distributions that are equal to distributions on Common Stock. Holders of the Barnes Partnerships units receive distributions as described in the table above until such units become eligible for conversion to Common Stock, upon which date they will receive distributions based on their respective partnership interest ownership percentages. The distribution to the class of Red Butte Creek Associates units consisting of 1,715,294 units will increase to $1.08 per unit annually in January 1998. The holders of the class of Red Butte Creek Associates units consisting of 114,006 units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.08 per unit. Holders of the class of Fort Street Partners units consisting of 17,259 units, the Toy Properties Associates II units and Toy Properties Associates V units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12. The holders of the class of Fort Street Partners units consisting of 207,741 units will receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12, when they become eligible for conversion to Common Stock.

During 1996, the Company made the following acquisitions:

Northwest Pipeline Corporation. On May 22, 1996, the Company, through LCIF, acquired the headquarters of Northwest Pipeline Corporation. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statement of income for the year ended December 31, 1996 includes the operating results of the acquired partnership commencing May 22, 1996.

The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease. The property is subject to two mortgage notes which have a total outstanding principal balance of approximately $35.6 million as of December 31, 1996.

Jacksonville, Alabama Property. On May 31, 1996, the Company acquired a 56,132 square foot retail facility in Jacksonville, Alabama for a purchase price of $2,014,000. The purchase price and related acquisition costs were satisfied with funds from a draw on the Company's Credit Facility, in the amount of $2.1 million. The property is leased to Wal-Mart Stores, Inc. under a net lease which expires on January 31, 2009, with annual net rent of $146,040.

Plymouth, Michigan, Oberlin, Ohio and North Carolina Properties. On December 23, 1996, the Company acquired three industrial properties for approximately $14.7 million. Two of the properties, located in Plymouth, Michigan and Oberlin, Ohio, were acquired for $11.3 million and net-leased to Johnson Controls, Inc. for a term of ten years. The annual base rent is $1.14 million, or approximately 10.08% of the purchase price, and will be adjusted annually by three times the percentage increase in the Consumer Price Index, not to exceed 4.5% per annum. The two properties total 245, 320 square feet. The aggregate purchase price and related acquisition costs of these two properties were satisfied with funds from a draw on the Company's Credit Facility.

The third acquired property, totaling 72,868 square feet and located in Franklin, North Carolina, was net-leased to SKF USA for a term of approximately 18 years. The purchase price was approximately $3.4 million. The annual net rent is equal to approximately 9.46% of the purchase price and will increase every three years by the percentage increase in the Consumer Price Index, not to exceed 3% per annum. The purchase price and related acquisition costs were satisfied by temporary financing in the form of a bridge loan in the amount of approximately $2.8 million, and cash.

Affiliated Partnership Acquisitions. On December 31, 1996, the Company, through LCIF, simultaneously acquired five properties from three partnerships, following which the partnerships were dissolved.

The three partnerships involved in the transaction were Toy Properties Associates II ("Toy II"), Toy Properties Associates V ("Toy V") and Fort Street Partners ("Fort Street"). Details of the acquisitions involving the three respective partnerships follows.

Toys R Us Retail Properties. In the Toy II transaction, the Company acquired three retail stores located in Tulsa, Oklahoma; Clackamas, Oregon; and Lynwood, Washington; (the "Toy II Properties") containing an aggregate of 129,070 square feet and leased to Toys `R' Us, Inc. under triple net leases which expire on May 31, 2006 and which are subject to five, five-year renewal options. The current annual aggregate rent is approximately $1,067,000. As of December 31, 1996, the Toy II Properties were subject to mortgage notes with an outstanding aggregate principal balance of $5,827,758, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance of these notes, in the amount of $5,801,069, plus an aggregate prepayment premium of approximately $377,000, were all paid in full.

Toys R Us Distribution Facility. In the Toy V transaction, the Company acquired a 123,293 square foot distribution center located in Houston, Texas, (the "Toy V Property") leased to Toys `R' Us, Inc. under a triple net lease which expires on August 31, 2006, and which is subject to five, five-year renewal options. The current annual rent is approximately $400,000. As of December 31, 1996, the Toy V Property was subject to a mortgage note with an outstanding balance of $2,195,746, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance plus a prepayment premium of approximately $143,000 was paid in full.

Fort Street Property. In the Fort Street transaction, the Company acquired an 85,610 square foot retail facility located in Honolulu, Hawaii (the "Fort Street Property"), leased to Liberty House, Inc. under a triple net lease which expires on September 30, 2009, and which is subject to one 115 month renewal option, one two-year renewal option and three five-year renewal options. The current annual rent is approximately $963,000. As of December 31, 1996, the Fort Street Property was subject to a mortgage note with an outstanding balance of $6,189,675, bearing interest at 10.25% per annum. Equal monthly payments of interest and principal sufficient to fully amortize the note by September 30, 2010 are required.

Tuscaloosa, Alabama Property. On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Tuscaloosa Property") in Tuscaloosa, Alabama for approximately $2.9 million. The Tuscaloosa Property is leased to Johnson Controls, Inc. for ten years. The annual net rent is $288,608 and escalates annually by three times the percentage change in the Consumer Price Index, not to exceed 4.5%.

Exel Logistics Properties. On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net-leases with Exel Logistics, Inc. ("Exel") which expire on November 30, 2006. The current annual net rent is $2,536,941 and will increase by 9.27% on December 1, 1997 and by 9.27% every three years thereafter. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

Exchangeable Redeemable Secured Notes. In connection with the acquisition of certain properties leased to Exel, LCIF sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes require interest only payments at 8% per annum, payable semi-annually in arrears, and have a seven year term. The Notes are secured by first mortgage liens on the Exel Properties, will be guaranteed by Lexington, and can be exchanged for Lexington common stock at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed at Lexington's option after three years at a price of 103.2% of the principal amount, declining to par after five years. The Notes are subordinated to obligations under Lexington's Credit Facility.

Partnership Merger. In connection with the acquisition of the Exel Properties, an unaffiliated partnership (the "Exel Partnership") merged into LCIF. As a result of the merger, LCIF issued 480,000 partnership units exchangeable for Lexington common stock, which units are entitled to distributions at the same dividend rate as common stock. At the time of the merger, the Exel Partnership's sole assets were approximately $6.0 million of cash from the prior sale of a property and the right to acquire the Excel Properties in a tax-free exchange under Internal Revenue Code Section 1031.

Revolving Credit Facility. The Company's Credit Facility, in a maximum committed amount of $60,000,000, bears interest at 1.5% over LIBOR. The facility matures on June 1, 1999, but will automatically renew for successive two year terms unless the lender notifies the Company at least twelve months in advance of the scheduled or extended maturity date of its intention to terminate the credit facility. As of December 31, 1996, the Company had borrowed $25 million. As the Credit Facility is collateralized by six of the Company's Properties, this amount is included in the balance of mortgage notes payable as of December 31, 1996.

Preferred Stock Sale. On December 31, 1996, the Company entered into an agreement with Five Arrows Realty Securities L.L.C ("Five Arrows") providing for the sale of up to 2,000,000 shares of Senior Cumulative Convertible Preferred Stock ("Preferred Stock"). Under the terms of the agreement, the Company may sell the Preferred Stock to Five Arrows at up to three closings, at Lexington's option, during 1997 for an aggregate price of approximately $25 million. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Preferred Stock, which is convertible into common stock on a one-for-one basis, is entitled to quarterly distributions equal to the greater of $.295 or 105% of the common stock dividend.

On January 21, 1997, the Company sold 700,000 shares of Preferred Stock to Five Arrows and used the proceeds of $8.75 million to repay $7,996,817 of mortgage debt, including prepayment premiums of $520,000. Such mortgage debt had been bearing interest at 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

Debt Service Requirement. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of December 31, 1996, a total of thirty-seven properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $186,188,387. The weighted average interest rate on the Company's debt on such date was approximately 9.04%. Approximate balloon payment amounts for the next five calendar years are due as follows: $2,829,000 in 1997; $10,007,000 in 1998; $30,563,000 in 1999 (including the $25,000,000 Credit Facility which may be extended) and $7,966,000 in 2000. There are no balloon payments due during 2001. The amount due in 1997 consists of the bridge financing obtained in the acquisition of the Franklin, North Carolina Property, in the amount of $2,828,640, which must be refinanced by June 23, 1997 or repaid in full. See Note 6 of the Company's Consolidated Financial Statements. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property or have available amounts under its credit facility sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time. As of December 31, 1996, the Company's total consolidated indebtedness (including origination fees payable and the related accrued interest) was approximately $193 million. See also "Funds From Operations" below.

Lease Obligations. Because the Company's tenants bear all or substantially all of the cost of property maintenance and capital improvements, the Company does not anticipate significant needs for cash for property maintenance or repairs. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties.

Stock Repurchase. On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding Common Stock, depending on market conditions and other factors. As of December 31, 1996, the Company had repurchased 172,100 shares, at an average price of approximately $9.80 per share, all of which have been retired.

Results of Operations

Year ended December 31, 1996 compared to year ended December 31, 1995

Total Revenues. Total revenues for the year ended December 31, 1996 were $31,675,355, an increase of $6,673,593 from the year ended December 31, 1995. The increase in total revenues was attributable to an increase in rental revenue, primarily due to revenues from properties acquired in August and December 1995, and May 1996.

Total Expenses. Total expenses for the year ended December 31, 1996 were $25,519,469 an increase of $5,629,284 from the year ended December 31, 1995. The increase was primarily attributable to increases in interest expense, depreciation and general and administrative expenses, and transactional expenses incurred in 1996.

Interest expense for the year ended December 31, 1996 was $12,817,528, an increase of $2,522,352 from the year ended December 31, 1995, which was primarily due to interest expense incurred on the mortgage notes assumed in the exchange transaction of May 22, 1996 to acquire the Salt Lake City, Utah Property.

Depreciation expense for the year ended December 31, 1996 was $7,627,232, an increase of $1,809,994 from the year ended December 31, 1995, which was primarily due to properties acquired in August and December 1995 and May 1996.

General and administrative expenses for the year ended December 31, 1996 were $3,125,100, a $431,340 increase from the year ended December 31, 1995. This increase is due to an increase in performance-based compensation of $146,702 and an increase in professional fees.

The transactional expenses totaled $644,047 and were comprised of costs of $169,530 associated with a proposed equity offering which was abandoned in favor of the completed private equity placement, and $474,517 of expenses incurred in connection with transactions in progress for which expenses are required to be charged to current operations.

The Company has added two senior corporate officers and one additional employee as employees as of October 1, 1996, in connection with the Company entering into management agreements with two partnerships which own 59 single tenant net-leased office, industrial and retail properties. The cost of the additional overhead is expected to be offset by expenses reimbursed pursuant to the management agreements.

Net income. Net income for the year ended December 31, 1996 was $5,465,824 an increase of $2,181,824 from the year ended December 31, 1995. The increase was primarily attributable to a non-recurring loss on extinguishment of debt incurred in 1995 in the amount of $4,849,226, offset by non-recurring items in 1995 relating to the sale of the Eagan Property on March 31,

1995; a gain on the sale of approximately $1.5 million and proceeds from lease termination of $1.6 million, offset by the related write-off of deferred rent receivable of approximately $678,000. Additionally, the increase in rental revenue discussed above also contributed to the increase in net income.

Year ended December 31, 1995 compared to year ended December 31, 1994

Total Revenues. Total revenues for the year ended December 31, 1995 were $25,001,762, a decrease of $1,036,144 from the year ended December 31, 1994. The decrease in total revenues resulted from a property sale that occurred in March, 1995. The loss of revenue resulting from the property sale was partially offset by an increase in interest income of $334,648 and revenues from new acquisitions.

Total Expenses. Total expenses for the year ended December 31, 1995 were $19,890,185, a decrease of $571,338 from the year ended December 31, 1994. Interest expense for the year ended December 31, 1995 was $10,295,176, a decrease of $687,133 from 1994 as a result of debt refinancing. General and administrative expenses for the year ended December 31, 1995 were $2,693,760, an increase of $277,574 from the year ended December 31, 1994. The increase in general and administrative expense is attributable to an expense of $441,562 relating to performance-based stock compensation. Property operating expenses for the year ended December 31, 1995 were $620,058 a decrease of $188,360, resulting from appraisal and environmental audit work undertaken in 1994.

Net Income. Net income for the year ended December 31, 1995 was $3,284,000, a decrease of $2,194,796 from the year ended December 31, 1994. The decrease in net income in 1995 was primarily attributable to a $4,849,226 loss on extinguishment of debt, of which approximately $4.6 million was incurred by the Company in connection with the REMIC Financing, which was partially offset when the Company recognized a $1,514,400 gain and $1,600,000 of lease termination proceeds resulting from the sale of the Company's property in Eagan, Minnesota.

Funds From Operations

The Company considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures." FFO should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity as defined by generally accepted accounting principles, and is not necessarily indicative of funds available to fund cash needs.

The following table reflects the calculation of the Company's FFO for the year ended December 31, 1996:

Income before minority interests                              $   6,155,886
Add back:
     Depreciation of real estate                                  7,627,232
     Depreciation from unconsolidated
         partnerships                                                59,062
     Transactional expenses                                         644,047
     Cashless performance-based compensation                        588,265
Less:
     Minority interests share of depreciation                      (751,482)
     Minority interests share of income                            (690,062)
                                                              -------------
         Funds from operations                                $  13,632,948
                                                              =============

The Company's dividends paid to stockholders amounted to approximately 76% of the Company's funds from operations for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                         ----
Independent Auditors' Report                                              28

Consolidated Balance Sheets as of December 31, 1996 and 1995              29

Consolidated Statements of Income
    for the years ended December 31, 1996, 1995 and 1994                  30

Consolidated Statements of Changes in Stockholders' Equity
    for the years ended December 31, 1996, 1995 and 1994                  31

Consolidated Statements of Cash Flows
    for the years ended December 31, 1996, 1995 and 1994                  32-33

Notes to Consolidated Financial Statements                                34-49

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation                   50-52

--------------------

All other schedules have been omitted because the required financial information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Stockholders
Lexington Corporate Properties, Inc.:

We have audited the consolidated financial statements of Lexington Corporate Properties, Inc. and consolidated subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties, Inc. and consolidated subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.







                                          KPMG Peat Marwick LLP


New York, New York
January 21, 1997

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1996 and 1995

             Assets                                         1996            1995
                                                            ----            ----

Real estate, at cost (notes 3 and 6):
    Buildings and building improvements                 $287,534,071   $196,431,021
    Land and land estates                                 38,371,974     34,287,129
    Land improvements                                      2,830,339      2,830,339
    Fixtures and equipment                                10,674,288     10,674,288
                                                        ------------   ------------
                                                         339,410,672    244,222,777

    Less:  accumulated depreciation                       51,342,953     43,715,721
                                                        ------------   ------------
                                                         288,067,719    200,507,056

Cash and cash equivalents                                  2,468,189      2,588,515
Restricted cash (note 4)                                   3,750,138      3,464,554
Deferred expenses (net of accumulated
    amortization of $ 2,955,205 in 1996
    and $2,343,262 in 1995)                                3,733,930      3,753,553
Rent receivable (note 2)                                   7,842,568      7,701,420
Investment in partnerships (note 2)                          172,058        170,127
Escrow deposits (note 5)                                     104,400        654,400
Other assets                                               2,987,112      2,376,611
                                                        ------------   ------------
                                                        $309,126,114   $221,216,236
                                                        ============   ============

    Liabilities and Stockholders' Equity

Mortgage notes payable (note 6)                         $185,766,458   $121,249,633
Subordinated notes payable, including accrued
    interest (note 7)                                      1,973,241      1,973,241
Accrued interest payable on mortgage notes (note 6)          421,929        440,788
Origination fees payable, including accumulated
   accretion of $394,512  in 1996 (note 9)                   457,508           --
Accrued interest on origination fees payable (note 9)      3,920,989           --
Accounts payable and other liabilities                     1,394,109        558,617
                                                        ------------   ------------
                                                         193,934,234    124,222,279
                                                        ------------   ------------
Minority interests (note 10)                              22,532,733        475,846
                                                        ------------   ------------
                                                         216,466,967    124,698,125
                                                        ------------   ------------

Commitments and contingencies (note 3)

Stockholders' equity (notes 1 and 12):
    Preferred stock, par value $0.0001 per share;
       authorized 10,000,000 shares, issued none                --             --
    Excess stock, par value $0.0001 per share;
       authorized 40,000,000 shares, issued none                --             --
    Common stock, par value $0.0001 per share,
       authorized 40,000,000 shares, 9,426,900 and
       9,331,982 shares issued and outstanding in
       1996 and 1995, respectively                               943            933
    Additional paid-in-capital                            92,658,204     96,517,178
                                                        ------------   ------------
                  Total stockholders' equity              92,659,147     96,518,111
                                                        ------------   ------------
                                                        $309,126,114   $221,216,236
                                                        ============   ============

See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1996, 1995 and 1994

                                                        1996           1995             1994
                                                        ----           ----             ----
Revenues:
    Rental (note 8)                                 $ 31,244,063   $ 24,522,884    $ 25,893,676
    Interest and other                                   431,292        478,878         144,230
                                                    ------------   ------------    ------------
                                                      31,675,355     25,001,762      26,037,906
                                                    ------------   ------------    ------------
Expenses:
    Interest expense (notes 6 and 7)                  12,817,528     10,295,176      10,982,309
    Depreciation                                       7,627,232      5,817,238       5,908,922
    Amortization of deferred expenses                    619,362        463,953         345,688
    Property operating expenses                          686,200        620,058         808,418
    General and administrative expenses (notes 9,
       11 and 14)                                      3,125,100      2,693,760       2,416,186
    Transactional expenses                               644,047           --              --
                                                    ------------   ------------    ------------
                                                      25,519,469     19,890,185      20,461,523
                                                    ------------   ------------    ------------

Income before minority interests, gain on sale of
    properties, lease termination proceeds, and
    extraordinary item                                 6,155,886      5,111,577       5,576,383

Minority interests (note 10)                             690,062         92,751          97,587
                                                    ------------   ------------    ------------

Income before gain on sale of properties,
    lease termination proceeds and extraordinary
    item                                               5,465,824      5,018,826       5,478,796

Gain on sale of properties                                  --        1,514,400            --
Proceeds from lease termination                             --        1,600,000            --
                                                    ------------   ------------    ------------


Income before extraordinary item                       5,465,824      8,133,226       5,478,796

Extraordinary item - loss on extinguishment
     of debt                                                --        4,849,226            --
                                                    ------------   ------------    ------------
          Net income                                $  5,465,824   $  3,284,000    $  5,478,796
                                                    ============   ============    ============

Income before extraordinary item,
    per share                                       $       0.58   $       0.88    $       0.59
Extraordinary item - loss on extinguishment
    of debt, per share                                      --            (0.53)           --
                                                    ------------   ------------    ------------

Net income per share                                $       0.58   $       0.35    $       0.59
                                                    ============   ============    ============

Weighted average shares outstanding                    9,392,727      9,263,169       9,306,173
                                                    ============   ============    ============

See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994


                                                                              Additional         Total
                                             Number           Common           paid-in       stockholders'
                                            of shares          stock           capital           equity
                                          -------------    -------------    -------------    -------------

Balance at December 31, 1993                  9,303,409    $       9,303    $ 105,642,554    $ 105,651,857

Net income                                         --               --          5,478,796        5,478,796
Dividends paid to stockholders
    ($1.08 per share)                              --               --         (9,771,306)      (9,771,306)
Exchange of shares for subordinated
    notes payable                                (2,224)            --            (22,240)         (22,240)
Change in par value of stock                       --             (8,374)           8,374             --
Common stock issued                              17,275             --            154,019          154,019
Common stock repurchased and retired            (30,100)            --           (271,440)        (271,440)
                                          -------------    -------------    -------------    -------------

Balance at December 31, 1994                  9,288,360              929      101,218,757      101,219,686

Net income                                         --               --          3,284,000        3,284,000
Dividends paid to stockholders
    ($1.08 per share)                              --               --        (10,010,808)     (10,010,808)
Exchange of special limited partnership
    units for partnership interests                --               --          1,503,315        1,503,315
Common stock issued                             185,622               18        1,936,520        1,936,538
Common stock repurchased
    and retired                                (142,000)             (14)      (1,414,606)      (1,414,620)
                                          -------------    -------------    -------------    -------------


Balance at December 31, 1995                  9,331,982              933       96,517,178       96,518,111

Net income                                         --               --          5,465,824        5,465,824
Dividends paid to stockholders
    ($1.10 per share)                              --               --        (10,326,618)     (10,326,618)
Common stock issued                              94,918               10        1,001,820        1,001,830
                                          -------------    -------------    -------------    -------------

Balance at December 31, 1996                  9,426,900    $         943    $  92,658,204    $  92,659,147
                                          =============    =============    =============    =============

See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                                                     1996            1995            1994
                                                                                 ------------    ------------    ------------

Cash flows from operating activities:
    Net income                                                                   $  5,465,824    $  3,284,000    $  5,478,796
                                                                                 ------------    ------------    ------------
    Adjustments to reconcile net
       income to net cash provided by operating activities net of effects from purchase of partnership assets:
          Depreciation and amortization                                             8,246,594       6,281,191       6,254,610
          Net gain from sale of properties                                               --        (1,514,400)           --
          Write-off of deferred rent
              receivable                                                                 --           678,078            --
          Write-off of unamortized deferred
              loan fees                                                                  --           323,168            --
          (Increase) decrease in rent receivable                                     (141,148)        394,301         570,985
          Amortization of discount on
              mortgage notes payable                                                    8,764           5,478            --
          Income from unconsolidated
              partnerships                                                            (12,735)           (355)           --
          Increase (decrease) in accounts
              payable and other liabilities                                           746,342        (364,027)        436,853
          (Decrease) increase in accrued
              interest payable                                                        (18,859)         93,972         (80,748)
`         Accrued interest added to principal
              balance of mortgage notes                                                  --            34,192         124,071
          Minority interests                                                          690,062          92,751          97,587
          Deferred lease costs                                                           --              --          (200,000)
          Increase in other assets                                                    (12,496)     (2,091,852)       (259,153)
                                                                                 ------------    ------------    ------------
                  Total adjustments                                                 9,506,524       3,932,497       6,944,205
                                                                                 ------------    ------------    ------------

                  Net cash provided by
                     operating activities                                          14,972,348       7,216,497      12,423,001
                                                                                 ------------    ------------    ------------

Cash flows from investing activities:
    Net proceeds from sale of properties                                                 --        16,347,058            --
    Acquisitions of real estate properties
       and partnerships, net of cash acquired                                     (16,954,912)     (8,460,166)           --
    Distributions from unconsolidated
       partnerships                                                                     3,385            --              --
                                                                                 ------------    ------------    ------------

                  Net cash (used in) provided by
                     investing activities                                         (16,951,527)      7,886,892            --
                                                                                 ------------    ------------    ------------

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                              1996                 1995                1994
                                                              ----                 ----                ----
Cash flows from financing activities:
    Proceeds of mortgage notes payable               $        19,618,640   $       84,513,344  $              -
    Increase in deferred expenses                               (294,323)          (3,242,138)                -
    Dividends to stockholders                                (10,326,618)         (10,010,808)        (9,771,306)
    Repayments on mortgage notes                              (7,533,655)         (83,196,026)        (2,437,748)
    (Increase) decrease in restricted cash                      (285,584)          (3,464,554)           200,000
    Decrease (increase) in escrow deposits                       550,000             (550,000)                -
    Proceeds from issuance of common stock                     1,001,830            1,936,538            154,019
    Common stock repurchased                                          -            (1,414,620)          (271,440)
    Cash distributions to minority interests                    (871,437)            (182,638)          (177,564)
                                                        -----------------     ---------------     --------------

                  Net cash provided by (used in)
                     financing activities                      1,858,853          (15,610,902)       (12,304,039)
                                                        ----------------      ---------------     --------------

                  (Decrease) increase in cash                   (120,326)            (507,513)           118,962

Cash and cash equivalents at beginning of year                 2,588,515            3,096,028          2,977,066
                                                        ----------------      ---------------     --------------


Cash and cash equivalents at end of year             $         2,468,189   $        2,588,515  $       3,096,028
                                                        ================      ===============     ==============


Supplemental disclosure of cash flow information:
       Cash paid during the year for interest        $        12,827,623   $       10,161,534  $      10,938,986
                                                        ================      ===============     ==============
       Cash paid during the year for taxes           $           155,740   $          181,921  $         137,947
                                                        ================      ===============     ==============

Supplemental disclosure of non-cash investing and financing activities:

On August 1, 1995, the Company acquired ownership interests in six partnerships in exchange for special limited partnership units. The financial position of four of these partnerships is included in the consolidated balance sheets as of December 31, 1996 and 1995. Total assets and total liabilities acquired in the exchange were $10,231,767 and $10,179,310, respectively. The Company's proportionate share of the remaining two partnerships is included in investment in partnerships.

On May 22 and December 31, 1996, the Company completed two separate acquisition transactions involving certain partnerships, whereby six properties were acquired in exchange for special limited partnership units, following which the selling partnerships were dissolved. Total assets acquired and total liabilities assumed in the exchanges were $79,128,985 and $56,890,723, respectively. The difference has been recorded as minority interest.

For the year ended December 31, 1994, the Company exchanged common stock with a value of $22,240 for subordinated notes payable.

See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


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

       The total number of shares of all classes of capital stock that the Company has authority to issue is 90,000,000 shares, consisting of 40,000,000 shares of common stock with a par value of $.0001 per share, 40,000,000 shares of excess stock with a par value of $.0001 per share and 10,000,000 shares of preferred stock with a par value of $.0001 per share.

       The excess stock is not entitled to receive dividends, except upon liquidation of the Company. Such shares vote as a single class with holders of shares of the Company's Common Stock. The excess stock and Common Stock are considered equal for purposes of liquidation of the Company.

       On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding Common Stock, depending on market conditions and other factors. As of December 31, 1996, the Company had repurchased 172,100 shares at an average price of approximately $9.80 per share, all of which have been retired.

(2)    Summary of Significant Accounting Policies

       The Company's consolidated financial statements are prepared on the accrual basis of accounting for financial and Federal income tax reporting purposes. Depreciation for financial reporting purposes is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company depreciates buildings and building improvements over a 40-year period or the remaining useful lives from the dates of acquisition, land improvements over a 20-year period, and fixtures and equipment over a 12-year period. Acquisition fees incurred in connection with properties acquired have been capitalized as a cost of the properties upon acquisition. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System.

       The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including, Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). Partnerships in which the Company has an interest of greater than 50% are accounted for on a consolidated basis and partnership interests of less than 50% are accounted for under the equity method.

       The Company has determined that the leases relating to the properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. The Company's rent receivable primarily represents the amounts of the excess of rental revenues recognized on a straight-line basis over the annual rents collectible under the leases.

       Deferred expenses are composed principally of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the mortgages.

       Origination fees payable obligations have been discounted using an annual rate of 13%.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(2),   Continued

       The Company has qualified as a real estate investment trust under the Code. A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed. No provision for Federal income taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the Code and has distributed all of its taxable income.

       A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                                   1996              1995             1994
                                                   ----              ----             ----

       Total dividends per share                   $1.10            $1.08            $ 1.08
                                                   =====            =====            ======

       Percent taxable as ordinary
             income                                95.46%           41.36%            89.90%
       Percent taxable as long-term
             capital gains                           -              24.71%             -
       Percent non-taxable as
             return of capital                      4.54%           33.93%            10.10%
                                                  ------           ------            ------
                                                  100.00%          100.00%           100.00%
                                                  ======           ======            ======

       The Company and its consolidated subsidiaries are required to file tax returns in various states. States vary with respect to the taxation of REITs. Some states have a tax based on capital within the state; other states, not recognizing the REIT dividends paid deduction, have a tax based on apportioned income as it would any corporation. There are states that tax under both methods as well as states that have no additional taxes other than the minimum state tax requirement. The provision for state taxes is included in general and administrative expenses in the consolidated statements of income. There are no significant temporary differences giving rise to deferred taxes.

       Net income per share is computed on the basis of the weighted average shares of common stock outstanding. The weighted average number of shares outstanding for the years ended December 31, 1996, 1995, and 1994 was 9,392,727, 9,263,169 and 9,306,173, respectively. The assumed exercise of outstanding stock options using the treasury stock method and conversion of special limited partnership units are not considered dilutive.

       Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation.

       The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's cash, mortgage notes payable, subordinated note payable and accounts payable and other liabilities are carried at cost, which approximates fair value.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (2), Continued

       For purposes of the statements of cash flows, the Company considers all highly liquid instruments to be cash equivalents. Cash and cash equivalents on the balance sheet at December 31, 1996 includes $2,177,035 of money market instruments.

       The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have any impact on the Company's financial position, results of operations, or liquidity.

       Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

       Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

 (3)   Investments in Real Estate

       The Company's real property portfolio as of December 31, 1996 consists of thirty-eight properties (or interests therein) (the "Properties") located in twenty-three states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties. All of the Company's properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increase for real estate taxes, insurance and ordinary maintenance.

       The Company's Properties were acquired between 1986 and 1990 and in 1995 and 1996. The purchase prices on the Properties were satisfied with capital contributions of the Partnerships along with proceeds of mortgage financing, issuance of the Company's common stock and the issuance of special limited partnership units in one of the Partnerships.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3),   Continued

       During 1996, the Company made the following acquisitions:

       On May 22, 1996, the Company, through LCIF, acquired the headquarters of Northwest Pipeline Corporation in exchange for an aggregate of 1,715,294 special limited partnership units in LCIF. The units become convertible into the Company's common stock on a one-for-one basis on May 22, 1998, the second anniversary of the transaction. The unitholders will receive a quarterly distribution of $0.165 per unit (or $0.66 per unit per annum) through January 1, 1998, increasing to $0.27 per unit per quarter (or $1.08 per unit per annum) thereafter. Additionally, 114,006 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain future management and disposition fees from the selling partnership, and 9,000 shares of Lexington common stock were issued to the affiliates in exchange for accrued but unpaid management fees. The holders of the 114,006 units will have the same conversion rights as described above, and will receive a quarterly distribution of $0.27 per unit (or $1.08 per annum), and the holders of the 9,000 shares of common stock will be entitled to quarterly dividend payments as common stockholders. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively. The consolidated statement of income for the year ended December 31, 1996 includes the operating results of the acquired partnership commencing May 22, 1996.

       The acquisition consisted of a 295,000 square foot office building and a 600 car parking garage located in Salt Lake City, Utah. The property is 100% occupied by and leased to Northwest Pipeline Corporation under a net lease which expires on September 30, 2009, subject to two renewal options for a total of nineteen years. The property is located on land leased through September 17, 2018, subject to a ten year renewal option. The current annual net rent is approximately $8.16 million, net of payments under the land lease. The property is subject to two mortgage notes which have a total outstanding principal balance of approximately $35.6 million as of December 31, 1996.

       On May 31, 1996, the Company acquired a 56,132 square foot retail facility in Jacksonville, Alabama for a purchase price of $2,014,000. The purchase price and related acquisition costs were satisfied with funds from a draw on the Company's revolving credit facility (the "Credit Facility"), in the amount of $2.1 million. The property is leased to Wal-Mart Stores, Inc. under a net lease which expires on January 31, 2009, with annual net rent of $146,040.

       On December 23, 1996, the Company acquired three industrial properties for approximately $14.7 million. Two of the properties, located in Plymouth, Michigan and Oberlin, Ohio, were acquired for $11.3 million and net-leased to Johnson Controls, Inc. for a term of ten years. The annual base rent is $1.14 million, or approximately 10.08% of the purchase price, and will be adjusted annually by three times the percentage increase in the Consumer Price Index, not to exceed 4.5% per annum. The two properties total 245,320 square feet. The aggregate purchase price and related acquisition costs of these two properties were satisfied with funds from a draw on the Company's Credit Facility.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3),  Continued

       The third acquired property, totaling 72,868 square feet and located in Franklin, North Carolina, was net-leased to SKF USA for a term of approximately eighteen years. The purchase price was approximately $3.4 million. The annual net rent is equal to approximately 9.46% of the purchase price and will increase every three years by the percentage increase in the Consumer Price Index, not to exceed 3% per annum. The purchase price and related acquisition costs were satisfied by temporary financing in the form of a bridge loan in the amount of approximately $2.8 million, and cash.

       On December 31, 1996, the Company, through LCIF, simultaneously acquired five properties from three partnerships, in exchange for special limited partnership units in LCIF. These units become convertible into the Company's common stock on a one-for-one basis on various dates. The unitholders will receive a quarterly distribution of $0.28 per unit (or $1.12 per unit per annum), beginning on various dates, subject to decrease by an amount proportionate to any decrease in distributions on shares of the Company's common stock.

       Additionally, 51,092 special limited partnership units in LCIF were issued to affiliates of the Company in exchange for the affiliates' contribution of their contractual right to receive certain fees for services rendered in connection with the acquisition of the properties. The affiliated holders of these units will have the same conversion rights as previously described, with the initial date for eligible conversion being January 15, 1999, subsequently convertible annually on each January 15 thereafter. These affiliated unitholders will also receive quarterly dividends as previously described.

       The three partnerships involved in the transaction were Toy Properties Associates II ("Toy II"), Toy Properties Associates V ("Toy V") and Fort Street Partners ("Fort Street"). Details of the acquisitions involving the three respective partnerships follows.

       In the Toy II transaction, the Company acquired three retail stores located in Tulsa, Oklahoma; Clackamas, Oregon; and Lynwood, Washington; (the "Toy II Properties") containing an aggregate of 129,070 square feet and leased to Toys `R' Us, Inc. under triple net leases which expire on May 31, 2006 and which are subject to five, five-year renewal options. The current annual aggregate rent is approximately $1,067,000. As of December 31, 1996, the Toy II Properties were subject to mortgage notes with an outstanding aggregate principal balance of $5,827,758, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance of these notes, in the amount of $5,801,069, plus an aggregate prepayment premium of approximately $377,000, were all paid in full.

       In the consummation of the Toy II transaction, 72,580 LCIF units were transferred to the limited and general partners of Toy II, and 22,420 units were transferred to affiliates for their contractual rights to fees from Toy II. The distribution rights on these units began immediately and the initial date for eligible conversion is January 15, 1999, subsequently convertible annually on each January 15 thereafter.

       In the Toy V transaction, the Company acquired a 123,293 square foot distribution center located in Houston, Texas, (the "Toy V Property") leased to Toys `R' Us, Inc. under a triple net lease which expires on August 31, 2006, and which is subject to five, five-year renewal options. The current annual rent is approximately $400,000. As of December 31, 1996, the Toy V Property was subject to a mortgage note with an outstanding balance of $2,195,746, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance plus a prepayment premium of approximately $143,000 were paid in full.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3),  Continued

       In the consummation of the Toy V transaction, 23,587 LCIF units were transferred to the limited and general partners of Toy V, and 11,413 units were transferred to affiliates for their contractual rights to fees from Toy V. The distribution and conversion rights on these units are identical to those in the Toy II transaction, previously described.

       In the Fort Street transaction, the Company acquired an 85,610 square foot retail facility located in Honolulu, Hawaii (the "Fort Street Property"), leased to Liberty House, Inc. under a triple net lease which expires on September 30, 2009, and which is subject to one 115 month renewal option, one two-year renewal option and three five-year renewal options. The current annual rent is approximately $963,000. As of December 31, 1996, the Fort Street Property was subject to a mortgage note with an outstanding balance of $6,189,675, bearing interest at 10.25% per annum. Equal monthly payments of interest and principal sufficient to fully amortize the note by September 30, 2010 are required.

       In the consummation of the Fort Street transaction, 207,741 LCIF units were transferred to limited and general partners of Fort Street. The distribution and conversion rights on these units are the same as previously described except that the holders of these units do not begin to receive distributions and do not become eligible to convert their units until January 15, 2006. Additionally, 17,259 units were transferred to affiliates for their contractual rights to fees from Fort Street. The distribution and conversion rights (and applicable dates) on these units are identical to those in the Toy II and Toy V transactions, previously described.

       The acquisitions made during 1996 have been accounted for using the purchase method of accounting.

       The following unaudited pro forma operating information for the year ended December 31, 1996 has been prepared as if the above acquisitions had been consummated as of January 1, 1996 and does not purport to be indicative of what the operating results would have been had the acquisitions been consummated on that date. Pro forma amounts are as follows:

                                        Unaudited
                                        Pro forma            Historical
                                        December 31, 1996    December 31, 1996
                                        -----------------    -----------------
Revenues                                 $39,022,299         $31,675,355
Net income                               $ 5,471,349         $ 5,465,824
Net income per share                     $      0.56         $      0.58

        The unaudited pro forma net income per share reflects the dilutive effect of certain convertible limited partnership units treated as common stock equivalents as if those units were issued at January 1, 1996.

(4)    Restricted Cash

       On May 19, 1995, the Company, through its wholly owned subsidiary, LXP Funding Corp., completed a $70 million secured debt offering (the "REMIC Financing") by issuing commercial mortgage pass-through certificates. As a condition of the REMIC Financing, the trustee, established as part of the REMIC Financing, maintains a restricted cash account. Rent from the fifteen secured properties is required to be deposited into this account. Additionally, there are certain reserves that are required to be funded and maintained in this account. The monthly debt service payments are made from the account and, after considering reserve requirements, any excess funds are transferred to the Company.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (5)    Escrow Deposits

       On December 7, 1995, the Company, through a wholly owned subsidiary acquired a fitness center in Canton, Ohio. The purchase price was $4,100,000, consisting of 100,000 shares of Common Stock of the Company and $3,012,500 in cash. As a condition relating to the issuance of the Common Stock, the Company was required to register the stock within 90 days of the closing, or it would have been obligated to repurchase all of the Common Stock at $10.875 per share.

       To secure this obligation, the Company was required at the closing to deposit $550,000 into an escrow account. On March 6, 1996, the registration of the Common Stock was effected, and the escrow monies were returned to the Company.

 (6)    Mortgage Notes Payable

       The Company's aggregate consolidated mortgage notes payable as of December 31, 1996 was $185,766,458, which consisted of indebtedness outstanding under the REMIC Financing, borrowings outstanding under the Company's Credit Facility and outstanding mortgage indebtedness related to sixteen Properties.

       As of December 31, 1996, the indebtedness outstanding under the REMIC Financing was $68,804,233, with a weighted average interest rate of approximately 8.10% per annum. The REMIC Financing debt matures on May 25, 2005, with a balloon payment in the amount of $60,001,000 due on that date. An aggregate amount of $6,352,611 in debt service payments will be due in 1997 on the REMIC Financing.

       The REMIC Financing is secured by mortgages on the following fifteen
       Properties: Modesto, California; Mansfield, Ohio; Marshall, Michigan (904 Industrial Road); Marshall, Michigan (1601 Pratt Avenue); Memphis, Tennessee; Mechanicsburg, Pennsylvania; Newark, California; Countryside, Illinois; Voorhees, New Jersey; Dewitt, New York; Newport, Oregon; Sacramento, California; Reno, Nevada; Las Vegas, Nevada; and Klamath Falls, Oregon.

       The Company's Credit Facility, in a maximum committed amount of $60 million, bears interest at 1.5% over LIBOR. The Facility matures on June 1, 1999, but will automatically renew for successive two-year terms unless the lender notifies the Company at least twelve months in advance of the scheduled or extended maturity date of its intention to terminate the Credit Facility. As of December 31, 1996, the Company had borrowed $25 million, with a weighted average interest rate of approximately 7.12% per annum. Based on the weighted average interest rate in effect as of December 31, 1996, debt service payments on the Credit Facility in 1997 would total $1,785,102.

       The Credit Facility is secured by first mortgage liens on the following six Properties: Glendale, Arizona; Southington, Connecticut; Riverdale, Georgia; Jacksonville, Alabama; Plymouth, Michigan; and Oberlin, Ohio. The Credit Facility requires compensating balances of $250,000.

       As of December 31, 1996, a total of sixteen properties (in addition to the Properties securing the REMIC Financing and the Credit Facility) were subject to outstanding mortgages with an aggregate outstanding principal balance of $91,962,225. The following table sets forth certain information regarding outstanding mortgage indebtedness on the sixteen properties as of December 31, 1996:

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6),     Continued

                            Mortgage
                         Balance as of                                     Debt Service
                          December 31,   Interest               Balloon    Payments due
Property Location             1996         Rate     Maturity    Payment       in 1997
----------------------   -------------   --------   --------  -----------  ------------
Phoenix, AZ              $  5,712,523     10.75%    5/1/99   $ 5,562,818  $    692,707
Marlborough, MA            10,344,052     10.18%   9/15/00     7,965,612     1,590,857
Tampa, FL
(10,419 North 30th St.)     6,128,173      8.60%    6/1/98     5,717,444       784,539
Tampa, FL
(3102 Queen Palm Dr.)       4,289,775     9.125%    5/1/98     4,289,775       391,442
Oxon Hill, MD               2,216,834      6.25%    3/1/04          --         381,042
Brownsville, TX               996,894     8.375%   11/1/04       259,894       150,380
Rockville, MD               1,294,393      8.82%    3/1/05          --         221,491
Laguna Hills, CA            4,702,379     8.375%    2/1/06     1,020,332       665,711
Tulsa, OK                   1,912,378       *         --            --            *
Clackamas, OR               2,212,326       *         --            --            *
Lynwood, WA                 2,090,252       *         --            --            *
Houston, TX                 2,342,267       *         --            --            *
Canton, OH                  2,792,015      9.49%   2/26/09          --         387,719

Salt Lake City, UT         13,185,515      7.87%   10/1/05          --       2,098,896
                           22,445,599     12.90%   10/1/05          --       4,316,798
                         ------------                                     ------------
                           35,631,114                                        6,415,694
                         ------------                                     ------------

Honolulu, HI                6,468,210     10.25%   10/1/10          --         841,170
Franklin, NC                2,828,640    7.1875%   6/23/97          --         205,897
                         ------------                                     ------------
                         $ 91,962,225                                     $ 12,728,649
                         ============                                     ============


    * On January 22, 1997, the mortgages on the following four Properties were paid in full: Tulsa, Oklahoma; Clackamas, Oregon; Lynwood, Washington; and Houston, Texas. The aggregate principal amount paid was $7,996,817 and the aggregate prepayment premiums were approximately $520,000. The stated interest rate on these four mortgages was 12.625%.

       The mortgages on the two Tampa, Florida Properties are cross-collateralized.

       The weighted average interest rate on the two mortgage notes on the Salt Lake City, Utah Property at December 31, 1996 was 11.038% per annum.

       The mortgage on the Franklin, NC Property represents temporary bridge financing which, if not refinanced by June 23, 1997, must be repaid in full, including any accrued but unpaid interest. The annual interest rate was 8.25% through January 1, 1997, and was adjusted to 7.1875% as of February 1, 1997.

       All of the Company's mortgages are nonrecourse and are secured by first mortgage liens on the properties and by collateral assignments of the leases.

                      LEXINGTON CORPORATE PROPERTIES, INC.

                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6),     Continued

       Principal paydowns of the mortgage notes payable for the succeeding five years are as follows:

                     Year ending December 31                        Amount
                     -----------------------                        ------

                             1997                         $      8,205,848
                             1998                               15,748,155
                             1999                               36,654,022
                             2000                               14,389,803
                             2001                                6,530,142

       These amounts do not include the repayments of the four mortgages, in the amount of approximately $8 million, on January 22, 1997, as previously discussed. Included in the amount for 1997 is the bridge financing of approximately $2.8 million which must either be refinanced or repaid on June 23, 1997. Included in the amount for 1998 are balloon payments for the Tampa Property - $4,289,775, and the North Tampa Property - $5,717,444. Included in the amount for 1999 is a balloon payment for the Phoenix Property - $5,562,818 and $25 million currently outstanding under the Credit Facility, although it automatically extends for successive two-year periods unless the Company is properly notified by the lender of its intention to terminate the facility, according to the terms of the agreement. Included in the amount for 2000 is a balloon payment for the Marlborough Property - $7,965,712. Balloon payments on the notes issued in the REMIC Financing, in the aggregate of $60 million, are due in 2005.


(7)    Subordinated Notes Payable

       Unitholders of the Partnerships who denied consent to the mergers described in Note 1 and qualified as dissenters received, in lieu of shares of Common Stock, Subordinated Notes of the Company having a principal amount equal to the net asset value of the Units exchanged for such notes. The notes were issued under an indenture between the Company and The Bank of New York, as Trustee. The notes bear interest at 7.75% per annum, payable semi-annually on January 1 and July 1 of each year, and are due on October 12, 2000.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

 (8)   Leases

       Minimum future rents receivable under noncancellable operating leases as of December 31, 1996 are as follows:

                     Year ending December 31                   Amount
                     -----------------------                   ------
                             1997                         $    36,341,863
                             1998                              33,619,067
                             1999                              31,443,518
                             2000                              29,125,641
                             2001                              27,790,302
                             Thereafter                       159,588,231
                                                          ---------------
                                                          $   317,908,622
                                                          ===============

       The leases are triple net leases which generally require the lessee to pay all or substantially all taxes, insurance, maintenance, and all other similar charges and expenses relating to the Properties and their use and occupancy.

       Percentage rent from the Newport Property for the years ended December 31, 1996, 1995 and 1994 amounted to $55,291, $45,172 and $42,538, respectively.

       Each of the following properties accounted for 10% or more of consolidated rental revenues for the years ended December 31:

                  Property                    1996           1995           1994
                  --------                    ----           ----           ----
                  Glendale                      8%            13%            13%
                  Newark                       10%            13%            13%
                  Utah                         16%             -             -

        Ross Stores, Inc., the tenant of the Newark, California Property, has exercised an option to purchase such property for its fair market value as encumbered by a lease that expires on August 31, 2002 and presently provides for annual rental payments of $3,255,492. California state court ruled in favor of the tenant's motion to confirm an arbitration decision which would allow the tenant to purchase the property for $24.8 million on or about September 1, 1997. This motion was confirmed and the Company is appealing the decision, the outcome of which cannot be determined. The net book value of the assets related to the Newark Property at December 31, 1996 is $25,690,333, which includes approximately $989,000 of straight-line rent receivable and approximately $559,000 of deferred expenses related to the REMIC Financing allocated to the Property. If the Company does not prevail on its appealing of the decision, the potential loss on the property would be approximately $430,000.

 (9)   Related Party Transactions

       The Company has been granted an option by the LCP Group, L.P. ("LCP"), exercisable any time to acquire (i) general partnership interests currently owned by LCP in two limited partnerships, Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), which own net leased office, industrial and retail properties and (ii) a 49% equity interest in an affiliated pension fund advisory company and real estate management company which manages six net leased properties with an aggregate value of approximately $39 million. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Directors, may acquire the general partnership interests in either or both of the Net Partnerships at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, units representing interests in partnerships controlled by the Company or cash (or a combination thereof).

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9),   Continued

       On October 1, 1996, the Company hired three former employees of LCP who previously performed certain management duties for the Net Partnerships and entered into a management agreement with LCP with respect to the Net Partnerships pursuant to which the Net Partnerships will pay to the Company management compensation previously paid by the Net Partnerships to LCP (which aggregated approximately $220,000 in 1995). The cost of the new employees is expected to be offset by such management compensation. From the inception of the management agreement (October 1, 1996) to December 31, 1996, such compensation amounted to $48,435.

       In connection with the origination fees payable obligations, the Company is obligated to pay LCP an aggregate principal amount of $1,778,250 for rendering services in connection with the original acquisitions of certain properties. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding. The original principal amounts have been discounted at an annual rate of thirteen percent.

       A member of the Company's Board of Directors is a partner in the firm that serves as general counsel to the Company. The Company intends to continue to retain the services of this firm for general, corporate and other matters.

 (10)   Minority Interests

       In conjunction with several of the Company's acquisitions, sellers were given interests in partnerships controlled by the Company as a form of consideration. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis at various dates through May 2006. The total number of special limited partnership units outstanding as of December 31, 1996 was 2,520,433. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.16 per unit. Minority interests in the accompanying consolidated financial statements relates to interests in such partnerships held by parties other than the Company.

(11)  Employee Benefit Plan

        Effective January 1, 1994, the Company established a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. Approximately $74,501, $59,261 and $41,950 were contributed in 1996, 1995 and 1994, respectively.

(12)  Preferred Stock

       On December 31, 1996, the Company entered into a definitive agreement with Five Arrows Realty Securities L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Senior Cumulative Convertible Preferred Stock ("Preferred Stock"). In connection with this transaction, the Company designated 2,000,000 shares as "Excess Class A Preferred Stock" and reserved for issuance up to 2,000,000 shares of its Common Stock upon the conversion of the Preferred Stock. Under the terms of the agreement, the Company may sell the Preferred Stock to Five Arrows at up to three closings, at Lexington's option, during 1997 for an aggregate price of approximately $25 million. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Preferred Stock, which is convertible into common stock on a one-for-one basis, is entitled to dividends equal to the greater of $.295 or 105% of the common stock dividend.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12),   Continued

        On January 21, 1997, the Company sold 700,000 shares of Preferred Stock to Five Arrows and used the proceeds of $8.75 million to repay $7,996,817 of mortgage debt, including prepayments of $520,000. Such mortgage debt had been bearing interest at a stated rate of 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

 (13)   Legal Proceedings

        The Company was sued in the United States District Court for the Northern District of Illinois on May 31, 1995, by United Municipal Leasing Corporation. The complaint filed in this case alleges that the Company breached a letter of intent by failing to execute definitive documentation and close a transaction in which the plaintiff proposed to sell property to the Company. The complaint seeks $800,000 in monetary damages. The Company believes that this suit is without merit, and plans to vigorously defend its position and, in any case, would not expect a material adverse effect on the Company in the event of a negative outcome.

        The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

 (14)   Stock Option Plan

        On June 17, 1993, the Company's Board of Directors adopted a stock option plan (the "Plan") pursuant to which stock options may be granted to officers and key employees. The Plan authorized grants of options to purchase up to 800,000 shares of authorized but unissued common stock. The Plan was amended on May 23, 1996 to increase by 800,000 the number of shares of Common Stock available for the grant of options thereunder, subject to certain limitations. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options vest immediately and are exercisable over five -year terms.

        Additionally, each independent director of the Company receives options each year to purchase 2,500 shares of common stock at the fair market value as of the date of grant. Such grants automatically occur on each January 1. An initial grant of options for 2,500 shares of common stock was made to each independent director effective as of November 1, 1993. All options granted to the directors are exercisable, after a one-year holding period, for a period not to exceed five years from the date of grant.

        At December 31, 1996, there were 298,272 additional options available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1995 was $2.60 and $1.85 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: risk-free interest rate of 6.5% and an expected life of five years for both of the years and volatility factors of 16.29% and 15.02% for the years 1996 and 1995, respectively. The model was based on actual dividends paid, which, on an annualized basis were $1.10 and $1.08 per share for the years ended
        December 31, 1996 and 1995, respectively.

                      LEXINGTON CORPORATE PROPERTIES, INC.

                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14),  Continued

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts below:

                                                 1996                  1995
                                                 ----                  ----

       Net income     As reported        $  5,465,824          $   3,284,000
                      Pro forma             4,993,924              3,270,125

       Pro forma net income reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

       Stock option activity during the periods indicated is as follows:

                                                       Number of               Weighted-Average
                                                        Shares                  Exercise Price
                                                        ------                  --------------

       Balance at December 31, 1993                    400,000                  $  10.00
                           Granted                       7,500                    10.125
                           Exercised                        (-)                       (-)
                           Forfeited                        (-)                       (-)
                           Expired                          (-)                       (-)
                                                   -----------               -----------

       Balance at December 31, 1994                    407,500                     10.00
                           Granted(1)                  586,300                     10.46
                           Exercised(1)               (392,500)                   (10.00)
                           Forfeited                        (-)                       (-)
                           Expired                          (-)                       (-)
                                                   -----------               -----------

       Balance at December 31, 1995                    601,300                     10.45
                           Granted(1)                  367,800                     11.56
                           Exercised(1)               (191,300)                  (  9.15)
                           Forfeited                    (5,300)                    11.39
                           Expired                          (-)                       (-)
                                                   -----------               -----------

       Balance at December 31, 1996                    772,500                    $10.72
                                                   ===========               ===========


--------

(1) In 1996 and 1995, certain officers and employees exchanged existing options for new options with exercise prices equal to the fair market value of the common stock at that time. These options are reflected in the amounts exercised and granted in the table above. The difference between the exercise prices of the original and the new options, which amounted to $588,000 and $442,000 in 1996 and 1995, respectively, has been reflected in general and administrative expenses in the accompanying financial statements.



       At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $9.00 to $11.875 and 3.75 years, respectively.

       At December 31, 1996 1995 and 1994, the number of options exercisable was 775,300, 405,000 and 397,500, respectively, and the weighted-average
       exercise price of those options was $11.29, $11.09 and   $10.00,
       respectively.

(15)   Subsequent Events (Unaudited)

       On February 14, 1997, the Company paid a dividend of $.29 per share to stockholders of record on January 31, 1997.

       On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Tuscaloosa Property") in Tuscaloosa, Alabama for approximately $2.9 million. The Tuscaloosa Property is leased to Johnson Controls, Inc. for ten years. The annual net rent is $288,608 and escalates annually by three times the percentage change in the Consumer Price Index, not to exceed 4.5%.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(15), Continued

       On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net-leases with Exel Logistics, Inc. ("Exel") which expire on November 30, 2006. The current annual net rent is $2,536,941 and will increase by 9.27% on December 1, 1997 and by 9.27% every three years thereafter. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

       In connection with the acquisition of the Exel Properties, LCIF sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes require interest only payments at 8% per annum, payable semi-annually in arrears, and have a seven year term. The Notes are secured by first mortgage liens on the Exel Properties, will be guaranteed by Lexington, and be exchanged for Lexington common stock at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed after three years at a price of 103.2% of the principal amount, declining to par after five years. The Notes are subordinated to Lexington's revolving credit facility.

       In connection with the acquisition of the Exel Properties, an unaffiliated partnership (the "Exel Partnership") merged into LCIF. As a result of the merger, LCIF issued 480,000 partnership units exchangeable for Lexington common stock, which units are entitled to distributions at the same dividend rate as common stock. At the time of the merger, the Exel Partnership's sole assets were approximately $6.0 million of cash from the prior sale of a property and the right to acquire the Properties in a tax-free exchange under Internal Revenue Code Section 1031.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16)     Quarterly Financial Data (Unaudited)

                                                    Three months ended
                                     -------------------------------------------------
                                             March 31                  June 30,
                                     -----------------------   -----------------------
                                        1996         1995         1996         1995
                                     ----------   ----------   ----------   ----------
Revenues                             $6,799,356    5,862,519    7,682,441    6,187,949
Expenses                              5,072,232    4,967,118    5,906,792    4,694,306
                                     ----------   ----------   ----------   ----------
Income before minority interests,
   gain on sale of properties,
   lease termination proceeds
   and extraordinary item             1,727,124      895,401    1,775,649    1,493,643

Minority Interests                       53,679       70,172      147,151      (53,982)
                                     ----------   ----------   ----------   ----------

Income before gain on sale of
   properties, lease termination
   proceeds and extraordinary item    1,673,445      825,229    1,628,498    1,547,625

Gain on sale of properties                 --      1,514,400         --           --
Proceeds from lease termination            --      1,600,000         --           --
                                     ----------   ----------   ----------   ----------

Income before extraordinary item      1,673,445    3,939,629    1,628,498    1,547,625

Extraordinary item - loss on
   extinguishment of debt                  --           --           --      4,578,346
                                     ----------   ----------   ----------   ----------
Net income (loss)                    $1,673,445    3,939,629    1,628,498   (3,030,721)
                                     ==========   ==========   ==========   ==========

Income before extraordinary
   item, per share                   $     0.18         0.43         0.17         0.16
Extraordinary item - loss on
   extinguishment of debt,
   per share                               --           --           --          (0.49)
                                     ----------   ----------   ----------   ----------
Net income (loss) per share          $     0.18         0.43         0.17        (0.33)
                                     ==========   ==========   ==========   ==========

                                                                     (Continued)

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(16)  Quarterly Financial Data (Unaudited)

                                                  Three months ended
                                   -------------------------------------------------
                                         September 30,             December 31,
                                   -----------------------   -----------------------
                                      1996         1995         1996         1995
                                   ----------   ----------   ----------   ----------
Revenues                           $8,654,605    6,376,242    8,538,953    6,575,052
Expenses                            6,840,267    4,979,411    7,700,178    5,249,350
                                   ----------   ----------   ----------   ----------

Income before minority interests
   and extraordinary item           1,814,338    1,396,831      838,775    1,325,702

Minority interests                    259,771       37,861      229,461       38,700
                                   ----------   ----------   ----------   ----------

Income before extraordinary
   item                             1,554,567    1,358,970      609,314    1,287,002

Extraordinary item - loss on
    extinguishment of debt               --           --           --        270,880
                                   ----------   ----------   ----------   ----------
Net income                         $1,554,567    1,358,970      609,314    1,016,122
                                   ==========   ==========   ==========   ==========

Income before extraordinary
   item, per share                 $     0.17         0.15         0.06         0.14
Extraordinary item - loss on
   extinguishment of debt,
    per share                            --           --           --          (0.03)
                                   ----------   ----------   ----------   ----------
Net income per share               $     0.17         0.15         0.06         0.11
                                   ==========   ==========   ==========   ==========

                     LEXINGTON COPRPORATE PROPERTIES, INC.          SCHEDULE III
                         AND CONSOLIDATED SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
           Initial cost to Company and Partnerships and gross amount
                      at which carried at end of year (A)



                                         Encumbrances   Land & Land    Buildings &                   Accumulated
Description                                   (B)         Estates     Improvements    Total (C)    Depreciation (D)   Date Acquired
---------------------------------------  ------------   -----------   ------------   -----------   ----------------   -------------

Warehousing & manufacturing facility
   Modesto, CA                           $  2,157,556   $   257,088   $  3,809,437   $ 4,066,525      $     980,136      Sept. 1986

Office building
   Southington, CT                          8,615,162     3,240,000     20,367,113    23,607,113          6,278,970       Oct. 1986

Research & development facility
   Glendale, AZ                            10,724,855     4,995,941     24,392,114    29,388,055          8,270,994       Nov. 1986

Health club facilities:
   Countryside, IL                          2,445,230       627,879      3,722,427     4,350,306          1,206,623       Jul. 1987
   Voorhees Township, NJ                    3,092,497       576,565      4,820,082     5,396,647          1,476,501       Jul. 1987
   DeWitt, NY                               1,869,881       444,752      3,043,041     3,487,793            958,698       Aug. 1987

Warehouse & distribution facility
   Mansfield, OH                            3,380,170       120,000      4,597,100     4,717,100          1,233,573       Jul. 1987

Office & industrial facility
   Marshall, MI                             2,265,433        32,909      3,378,023     3,410,932            979,400       Aug. 1987

Office & industrial facility
   Marshall, MI                               863,022        13,591        925,486       939,077            269,360       Aug. 1987

Warehouse & office facilities
   Newark, CA                              15,768,510     5,000,000     25,843,850    30,843,850          6,702,192       Aug. 1987

Retail shopping facility
   Newport, OR                              6,328,830     1,400,000      7,269,591     8,669,591          1,969,244      Sept. 1987

Publishing facility
   Memphis, TN                              6,832,260     1,053,422     10,908,335    11,961,757          2,420,300       Feb. 1988

Office & research development facility
   Marlborough, MA                         10,387,928     3,500,000     17,975,942    21,475,942          3,295,651       Jan. 1990

Warehouse & distribution facility
   Mechanicsburg, PA                       10,428,187     1,439,384     13,986,477    15,425,861          1,861,269       Oct. 1990

Office, warehousing &
   manufacturing facility
   Tampa, FL                                4,322,395     1,388,861      7,563,231     8,952,092          1,866,457       Nov. 1987

Retail department store
   Klamath Falls, OR                        7,191,852       727,072      9,159,425     9,886,497          2,013,129       Mar. 1988

Office building
   North Tampa, FL                          6,172,092     1,900,197      9,715,678    11,615,875          2,051,144       Jul. 1988

                                                              Useful life on which
                                                             depreciation in latest
                                              Date       income statements is computed
Description                               Constructed               computed
---------------------------------------   ------------   -----------------------------

Warehousing & manufacturing facility
   Modesto, CA                             1970 & 1976                   40 & 12 years

Office building
   Southington, CT                                1983                   40 & 12 years

Research & development facility
   Glendale, AZ                                   1985                   40 & 12 years

Health club facilities:
   Countryside, IL                                1987                   40 & 12 years
   Voorhees Township, NJ                          1987                   40 & 12 years
   DeWitt, NY                              1977 & 1987                   40 & 12 years

Warehouse & distribution facility
   Mansfield, OH                                  1970                40, 20 &12 years

Office & industrial facility
   Marshall, MI                            1968 & 1972                40, 20 &12 years

Office & industrial facility
   Marshall, MI                                   1979                40, 20 &12 years

Warehouse & office facilities
   Newark, CA                                1984-1985                   40 & 12 years

Retail shopping facility
   Newport, OR                                    1986                40, 20 &12 years

Publishing facility
   Memphis, TN                                    1987                        40 years

Office & research development facility
   Marlborough, MA                                1988                   40 & 20 years

Warehouse & distribution facility
   Mechanicsburg, PA                       1985 & 1991                        40 years

Office, warehousing &
   manufacturing facility
   Tampa, FL                                      1986                   40 & 20 years

Retail department store
   Klamath Falls, OR                              1986                        40 years

Office building
   North Tampa, FL                                1986                        40 years

                                                                     (Continued)

                     LEXINGTON COPRPORATE PROPERTIES, INC.          SCHEDULE III
                         AND CONSOLIDATED SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
           Initial cost to Company and Partnerships and gross amount
                      at which carried at end of year (A)



                                         Encumbrances   Land & Land    Buildings &                   Accumulated
Description                                   (B)         Estates     Improvements    Total (C)    Depreciation (D)   Date Acquired
---------------------------------------  ------------   -----------   ------------   -----------   ----------------   -------------

Industrial warehouse
   Jacksonville, FL                      $       --     $   156,986   $  3,015,336   $ 3,172,322       $    646,828       Jul. 1988

Retail store
   Sacramento, CA                           2,409,271       885,000      2,705,059     3,590,059            740,300       Oct. 1988

Office complex
   Phoenix, AZ                              5,712,523     2,803,848     13,920,637    16,724,485          2,813,119       Nov. 1988

Retail store
   Reno, NV                                 2,085,637     1,200,000      1,903,958     3,103,958            505,044       Dec. 1988

Retail store
   Las Vegas, NV                            1,869,881       900,000      1,758,830     2,658,830            465,604       Dec. 1988

Retail store
   Rockville, MD                            1,294,393          --        1,726,238     1,726,238            176,649       Aug. 1995

Retail store
   Oxon Hill, MD                            2,216,834       403,000      2,131,243     2,534,243            242,691       Aug. 1995

Retail store
   Brownsville, TX                          1,003,851          --        1,242,005     1,242,005             94,898       Aug. 1995

Retail store
   Laguna Hills, CA                         4,735,198       254,783      4,273,670     4,528,453            300,311       Aug. 1995

Retail store
   Riverdale, GA                              947,330       363,420      2,232,438     2,595,858             55,811       Dec. 1995

Health club facility
   Canton, OH                               2,792,015       602,431      3,807,608     4,410,039             95,190       Dec. 1995

Office building
  Salt Lake City, UT                       35,631,114          --       55,392,063    55,392,063          1,345,316        May 1996

Retail store
  Jacksonville, AL                            747,992       286,367      1,763,267     2,049,634             27,551        May 1996


                                                              Useful life on which
                                                             depreciation in latest
                                              Date       income statements is computed
Description                               Constructed               computed
---------------------------------------   ------------   -----------------------------

Industrial warehouse
   Jacksonville, FL                       1958 & 1969                   40 & 20 years

Retail store
   Sacramento, CA                                1988               40, 20 & 12 years

Office complex
   Phoenix, AZ                            1960 & 1979                        40 years

Retail store
   Reno, NV                                      1988               40, 20 & 12 years

Retail store
   Las Vegas, NV                                 1988               40, 20 & 12 years

Retail store
   Rockville, MD                                 1977                  22.375, 16.583
                                                                       & 15.583 years
Retail store
   Oxon Hill, MD                                 1976                   21.292  years

Retail store
   Brownsville, TX                               1973                   18.542  years

Retail store
   Laguna Hills, CA                              1974                20 & 20.5  years

Retail store
   Riverdale, GA                                 1985                        40 years

Health club facility
   Canton, OH                                    1987                        40 years

Office building
  Salt Lake City, UT                             1982                    25.958 years

Retail store
  Jacksonville, AL                               1982                        40 years

                                                                     (Continued)

                     LEXINGTON COPRPORATE PROPERTIES, INC.          SCHEDULE III
                         AND CONSOLIDATED SUBSIDIARIES
                    Real Estate and Accumulated Depreciation
           Initial cost to Company and Partnerships and gross amount
                      at which carried at end of year (A)



                         Encumbrances   Land & Land    Buildings &                   Accumulated
Description                  (B)          Estates     Improvements    Total (C)     Depreciation (D)   Date Acquired
----------------------   ------------   -----------   ------------   ------------   ----------------   -------------

Manufacturing facility
  Franklin, NC           $  2,834,474    $  385,868   $  3,027,243   $  3,413,111   $           --         Dec. 1996

Industrial facility
  Plymouth, MI              2,297,630     1,460,649      4,835,275      6,295,924               --         Dec. 1996

Industrial facility
  Oberlin, OH               1,738,950       276,231      4,488,809      4,765,040               --         Dec. 1996

Retail stores:
  Tulsa, OK                 1,912,379       446,869      2,231,994      2,678,863               --         Dec. 1996
  Clackamas, OR             2,212,326       523,221      2,611,642      3,134,863               --         Dec. 1996
  Lynwood, WA               2,090,252       488,431      2,439,561      2,927,992               --         Dec. 1996

Industrial facility
  Houston, TX               2,342,267       217,209      3,535,814      3,753,023               --         Dec. 1996

Retail store
  Honolulu, HI              6,468,210          --       10,518,656     10,518,656               --         Dec. 1996
                         ------------   -----------   ------------   ------------   ----------------
                         $186,188,387   $38,371,974   $301,038,698   $339,410,672   $     51,342,953
                         ============   ===========   ============   ============   ================

                                          Original useful life on which
                                             depreciation in latest
                              Date        income statements is computed
Description               Constructed                computed
----------------------   --------------   -----------------------------

Manufacturing facility
  Franklin, NC                     1996                        40 years

Industrial facility
  Plymouth, MI                     1996                        40 years

Industrial facility
  Oberlin, OH                      1996                        40 years

Retail stores:
  Tulsa, OK                        1981           23.583 $ 13.583 years
  Clackamas, OR                    1981           23.583 & 13.583 years
  Lynwood, WA                      1981           23.583 & 13.583 years

Industrial facility
  Houston, TX                      1981               24.5 & 14.5 years

Retail store
  Honolulu, HI                     1980                     24.33 years



          (A) The initial cost includes the purchase price paid by the Company or the Partnerships and acquisition fees and expenses. The total cost basis of the Company's Properties at December 31, 1996 for Federal income tax purposes was $219,295,769.The total costs of the properties acquired may exceed the initial costs due to the Company's or Partnerships' subsequent incurrence of other costs related to the acquisition.

          (B) Balances include accrued interest payable at December 31, 1996 in the amount of $421,929.

          (C)  Reconciliation of real etate owned:

                        Balance at the beginning of the year                  $ 244,222,777      $   243,280,456     $   243,280,456
                        Additions during year                                    95,187,895           18,555,219               -
                        Properties sold during year                                  -               (17,612,898)              -
                                                                            ----------------   -----------------   -----------------
                        Balance at end of year                                $ 339,410,672      $   244,222,777     $   243,280,456
                                                                            ================   =================   =================

          (D)  Reconciliation of real etate owned:

                        Balance at beginning of year                         $   43,715,721     $     40,678,723     $    34,769,801
                        Depreciation expense                                      7,627,232            5,817,238           5,908,922
                        Accumulated depreciation of
                           properties sold during year                               -                (2,780,240)              -
                                                                            ----------------   -----------------   -----------------
                        Balance at end of year                               $   51,342,953     $     43,715,721     $    40,678,723
                                                                            ================   =================   =================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company required to be furnished pursuant to this item is set forth under the caption "Election of Directors" in the Proxy Statement and is incorporated herein by reference. The information regarding executive officers of the Company required to be furnished pursuant to this item is set forth in Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished pursuant to this item is set forth under the captions "Principal Security Holders" and "Stock Ownership of Directors and Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item is set forth under the caption "Election of Directors - Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

Note, the Definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 22, 1997.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                              Page
                                                              ----
(a)(1)      Financial Statements                              28-49
   (2)      Financial Statement Schedules                     50-52
   (3)      Exhibits

Exhibit No.                            Exhibit

2.1   --   Form of Agreement and Plan of Merger by and among Lexington Corporate
           Properties, Inc. (the "Company"), Lepercq Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P. (filed as Appendix C-I to the Company's Registration Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*

2.2   --   Form of Agreement and Plan of Merger by and among the Company,
           Lepercq Corporate Income Fund II L.P. ("LCIF II"), and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*

2.3   --   Form of Agreement and Articles of Merger between the Company and
           Lexington Corporate Properties - Maryland, Inc. (Filed as Exhibit 2.3 to Report on 10-K for year ended December 31, 1993 (the "1993 10-K"))

3.1   --   Amended and Restated Certificate of Incorporation of the Company,
           dated July 22, 1993 (filed as Exhibit 3.1 to the Form S-4)*

3.2   --   Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Form S-4)*

4.1   --   Specimen of Common Stock Certificate of the Company (filed as Exhibit
           4.1 to the Form S-4)*

4.2   --   Form of Indenture between the Company and The Bank of New York, as
           Trustee, including the form of 7.75% Subordinated Note due 2000 (filed as Exhibit 4.2 to the Form S-4)*

10.1  --   Form of Employment Agreement by and between the Company and E. Robert
           Roskind (filed as Exhibit 10.1 to the Form S-4)*

10.2  --   Form of Employment Agreement by and between the Company and Richard
           J. Rouse (filed as Exhibit 10.2 to the Form S-4)*

10.3  --   Form of Employment Agreement by and between the Company and T. Wilson
           Eglin (filed as Exhibit 10.3 to the Form S-4)*

10.4  --   Form of Employment Agreement by and between the Company and Antonia
           G. Trigiani (filed as Exhibit 10.4 to the Form S-4)*

10.5  --   1993 Stock Option Plan of the Company (filed as Exhibit 10.5 to the
           Form S-4)*

10.6  --   Incentive Bonus Plan of the Company (filed as Exhibit 10.6 to the
           Form S-4)*

10.7  --   Incentive Stock Option Agreement by and between the Company and E.
           Robert Roskind (filed as Exhibit 10.7 to the Form S-4)*

10.8  --   Form of 1994 Outside Director Stock Plan of the Company (filed as
           Exhibit 10.8 to 1993 10-K)*

Exhibit No.                            Exhibit

10.9  --   Incentive Stock Option Agreement by and between the Company and
           Richard J. Rouse (filed as Exhibit 10.8 to the Form S-4)*

10.10 -- Incentive Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.9 to the Form S-4)*

10.11 -- Incentive Stock Option Agreement by and between the Company and Antonia G. Trigiani (filed as Exhibit 10.10 to the Form S-4)*

10.12 -- Form of Non-Qualified Stock Option Agreement by and between the Company and E. Robert Roskind (filed as Exhibit 10.11 to the Form S-4)*

10.13 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Richard J. Rouse (filed as Exhibit 10.12 to the Form S-4)*

10.14 -- Form of Non-Qualified Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.13 to the Form S-4)*

10.15 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Antonia G. Trigiani (filed as Exhibit 10.14 to the Form S-4)*

10.16 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and E. Robert Roskind, Director and Co-Chief Executive Officer (filed as Exhibit 10.15 to the Form S-4)*

10.17 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and Richard J. Rouse, Director and Co-Chief Executive Officer (filed as Exhibit 10.16 to the Form S-4)*

10.18 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and T. Wilson Eglin, Executive Officer (filed as Exhibit
           10.17 to the Form S-4)*

10.19 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and Antonia G. Trigiani, Executive Officer (filed as
           Exhibit 10.18 to the Form S-4)*

10.20 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and Paul R. Wood, Executive Officer (filed as Exhibit
           10.19 to the Form S-4)*

10.21 --   Form of Indemnification Agreement by and between the Company and Seth
           M. Zachary, Proposed Director (filed as Exhibit 10.20 to the Form
           S-4)*

10.22 -- Form of Indemnification Agreement by and between the Company and Kenneth L. Zakin, Proposed Director (filed as Exhibit 10.21 to the Form S-4)*

10.23 -- Form of Indemnification Agreement by and between the Company and Harry E. Petersen, Jr., Proposed Director (filed as Exhibit 10.22 to the Form S-4)*

10.24 -- Class A Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000*

10.25 -- Class B Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000*

Exhibit No.                            Exhibit

10.26 -- Class C Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000*

10.27 -- Class R Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $1,000*

10.28 -- Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits to First American Title Insurance Company and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995*

10.29 -- Assignment of Leases, Rents, and Security Deposits to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995*

10.30 -- Cash Collateral Account, Security, Pledge and Assignment Agreement with the Bank of New York, as agent and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995*

10.31 -- Trust and Servicing Agreement with Pacific Mutual Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V. dated May 19, 1995*

10.32 -- Revolving Credit and Term Loan Agreement with Fleet National Bank dated November 14, 1995 in the amount of $25,000,000*

10.33 -- Investment Agreement dated as of December 31, 1996 with Five Arrows Realty Securities L.L.C.*

10.34 -- Operating Agreement dated as of January 21, 1997 with Five Arrows Realty Securities L.L.C.*

10.35 -- Articles Supplementary Classifying 2,000,000 shares of Preferred Stock as Class A Senior Cumulative Convertible Preferred Stock and 2,000,000 shares of Excess Stock as Excess Class A Preferred Stock of the Company*

10.36 -- Amended and Restated Revolving Credit Agreement with Fleet National Bank dated February 20, 1997 in the amount of $60,000,000

12    --   Statement of Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12 to the Form S-4)*

21    --   List of Subsidiaries of the Company (filed as Exhibit 21 to the Form
           S-4)*

23    --   Consent of KPMG Peat Marwick LLP

27    --   Financial Data Schedule
(b)   Reports on Form 8-K

      None

----------------------
* Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON CORPORATE PROPERTIES, INC.


By:         _____________________________
            E. Robert Roskind
            Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

               Signature                               Title

/s/ Robert Roskind
---------------------------
E. Robert Roskind                       Chairman of the Board of Directors
                                        and Co-Chief Executive Officer
/s/ Richard J. Rouse
---------------------------
Richard J. Rouse                        Vice Chairman and Co-Chief
                                        Executive Officer and Director
/s/ T. Wilson Eglin
---------------------------
T. Wilson Eglin                         President and Chief Operating Officer
                                        and Director
/s/ Antonia G. Trigiani
---------------------------
Antonia G. Trigiani                     Chief Financial Officer and Treasurer

/s/ Paul R. Wood
---------------------------
Paul R. Wood                            Vice President, Chief Accounting

/s/ Carl D. Glickman                    Officer and Secretary
---------------------------
Carl D. Glickman                        Director

/s/ Kevin W. Lynch
---------------------------
Kevin W. Lynch                          Director

/s/ John D. Mc Gurk
---------------------------
John D. Mc Gurk                         Director

/s/ Harry E. Petersen, Jr.
---------------------------
Harry E. Petersen, Jr.                  Director

/s/ Seth M. Zachary
---------------------------
Seth M. Zachary                         Director

DATE:  March 31, 1997

                                EXHIBIT INDEX


Exhibit
  No.                         Description


2.1   --   Form of Agreement and Plan of Merger by and among Lexington Corporate
           Properties, Inc. (the "Company"), Lepercq Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P. (filed as Appendix C-I to the Company's Registration Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*

2.2   --   Form of Agreement and Plan of Merger by and among the Company,
           Lepercq Corporate Income Fund II L.P. ("LCIF II"), and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*

2.3   --   Form of Agreement and Articles of Merger between the Company and
           Lexington Corporate Properties - Maryland, Inc. (Filed as Exhibit 2.3 to Report on 10-K for year ended December 31, 1993 (the "1993 10-K"))

3.1   --   Amended and Restated Certificate of Incorporation of the Company,
           dated July 22, 1993 (filed as Exhibit 3.1 to the Form S-4)*

3.2   --   Amended and Restated By-Laws of the Company (filed as Exhibit 3.2 to the Form S-4)*

4.1   --   Specimen of Common Stock Certificate of the Company (filed as Exhibit
           4.1 to the Form S-4)*

4.2   --   Form of Indenture between the Company and The Bank of New York, as
           Trustee, including the form of 7.75% Subordinated Note due 2000 (filed as Exhibit 4.2 to the Form S-4)*

10.1  --   Form of Employment Agreement by and between the Company and E. Robert
           Roskind (filed as Exhibit 10.1 to the Form S-4)*

10.2  --   Form of Employment Agreement by and between the Company and Richard
           J. Rouse (filed as Exhibit 10.2 to the Form S-4)*

10.3  --   Form of Employment Agreement by and between the Company and T. Wilson
           Eglin (filed as Exhibit 10.3 to the Form S-4)*

10.4  --   Form of Employment Agreement by and between the Company and Antonia
           G. Trigiani (filed as Exhibit 10.4 to the Form S-4)*

10.5  --   1993 Stock Option Plan of the Company (filed as Exhibit 10.5 to the
           Form S-4)*

10.6  --   Incentive Bonus Plan of the Company (filed as Exhibit 10.6 to the
           Form S-4)*

10.7  --   Incentive Stock Option Agreement by and between the Company and E.
           Robert Roskind (filed as Exhibit 10.7 to the Form S-4)*

10.8  --   Form of 1994 Outside Director Stock Plan of the Company (filed as
           Exhibit 10.8 to 1993 10-K)*

Exhibit
  No.                            Description


10.9  --   Incentive Stock Option Agreement by and between the Company and
           Richard J. Rouse (filed as Exhibit 10.8 to the Form S-4)*

10.10 -- Incentive Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.9 to the Form S-4)*

10.11 -- Incentive Stock Option Agreement by and between the Company and Antonia G. Trigiani (filed as Exhibit 10.10 to the Form S-4)*

10.12 -- Form of Non-Qualified Stock Option Agreement by and between the Company and E. Robert Roskind (filed as Exhibit 10.11 to the Form S-4)*

10.13 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Richard J. Rouse (filed as Exhibit 10.12 to the Form S-4)*

10.14 -- Form of Non-Qualified Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.13 to the Form S-4)*

10.15 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Antonia G. Trigiani (filed as Exhibit 10.14 to the Form S-4)*

10.16 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and E. Robert Roskind, Director and Co-Chief Executive Officer (filed as Exhibit 10.15 to the Form S-4)*

10.17 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and Richard J. Rouse, Director and Co-Chief Executive Officer (filed as Exhibit 10.16 to the Form S-4)*

10.18 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and T. Wilson Eglin, Executive Officer (filed as Exhibit
           10.17 to the Form S-4)*

10.19 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and Antonia G. Trigiani, Executive Officer (filed as
           Exhibit 10.18 to the Form S-4)*

10.20 -- Indemnification Agreement, dated as of July 19, 1993, by and between the Company and Paul R. Wood, Executive Officer (filed as Exhibit
           10.19 to the Form S-4)*

10.21 --   Form of Indemnification Agreement by and between the Company and Seth
           M. Zachary, Proposed Director (filed as Exhibit 10.20 to the Form
           S-4)*

10.22 -- Form of Indemnification Agreement by and between the Company and Kenneth L. Zakin, Proposed Director (filed as Exhibit 10.21 to the Form S-4)*

10.23 -- Form of Indemnification Agreement by and between the Company and Harry E. Petersen, Jr., Proposed Director (filed as Exhibit 10.22 to the Form S-4)*

10.24 -- Class A Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000*

10.25 -- Class B Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000*

Exhibit
  No.                          Description


10.26 -- Class C Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000*

10.27 -- Class R Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $1,000*

10.28 -- Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits to First American Title Insurance Company and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995*

10.29 -- Assignment of Leases, Rents, and Security Deposits to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995*

10.30 -- Cash Collateral Account, Security, Pledge and Assignment Agreement with the Bank of New York, as agent and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995*

10.31 -- Trust and Servicing Agreement with Pacific Mutual Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V. dated May 19, 1995*

10.32 -- Revolving Credit and Term Loan Agreement with Fleet National Bank dated November 14, 1995 in the amount of $25,000,000*

10.33 -- Investment Agreement dated as of December 31, 1996 with Five Arrows Realty Securities L.L.C.*

10.34 -- Operating Agreement dated as of January 21, 1997 with Five Arrows Realty Securities L.L.C.*

10.35 -- Articles Supplementary Classifying 2,000,000 shares of Preferred Stock as Class A Senior Cumulative Convertible Preferred Stock and 2,000,000 shares of Excess Stock as Excess Class A Preferred Stock of the Company*

10.36 -- Amended and Restated Revolving Credit Agreement with Fleet National Bank dated February 20, 1997 in the amount of $60,000,000

12    --   Statement of Computation of Ratio of Earnings to Fixed Charges (filed as Exhibit 12 to the Form S-4)*

21    --   List of Subsidiaries of the Company (filed as Exhibit 21 to the Form
           S-4)*

23    --   Consent of KPMG Peat Marwick LLP

27    --   Financial Data Schedule
----------------------
* Incorporated by reference.