Form 10-Q
period 1997-03-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-05-15
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Maryland                                              13-3717318
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


          355 Lexington Avenue
              New York, NY                                              10017
---------------------------------------                               ---------
(Address of principal executive offices)                              (Zip code)


                               (212) 692-7260
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes x .   No___.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 9,441,716 shares of common stock, par value $.0001 per share on April 30, 1997.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                March 31, 1997 (Unaudited) and December 31, 1996


                                                                           March 31,         December 31,
               ASSETS                                                         1997               1996
                                                                          ------------       ------------
Real estate, at cost: (notes 3 and 4)                                     $369,740,141       $339,410,672
Less:  accumulated depreciation and amortization                            53,803,498         51,342,953
                                                                          ------------       ------------
                                                                           315,936,643        288,067,719

Cash and cash equivalents                                                    4,129,554          2,468,189
Restricted cash                                                              4,188,642          3,750,138
Deferred expenses (net of accumulated amortization
   of $3,147,571 in 1997 and $2,955,205 in 1996) (note 2)                    4,483,724          3,733,930
Rent receivable (note 2)                                                     8,022,878          7,842,568
Other assets                                                                 3,359,236          3,263,570
                                                                          ------------       ------------
                                                                          $340,120,677       $309,126,114
                                                                          ============       ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable (note 4)                                           $203,292,811       $185,766,458
Subordinated notes payable, including accrued interest                       1,936,435          1,973,241
Accrued interest payable on mortgage notes                                     401,310            421,929
Origination fees payable, including accumulated accretion
    of $409,372 in 1997 and $394,512 in 1996 (note 6)                          472,568            457,508
Accrued interest on origination fees payable (note 6)                        3,961,122          3,920,989
Accounts payable and other liabilities                                       1,676,126          1,394,109
                                                                          ------------       ------------
                                                                           211,740,372        193,934,234
                                                                          ------------       ------------
Minority interests (note 7)                                                 28,428,418         22,532,733
                                                                          ------------       ------------
                                                                           240,168,790        216,466,967
                                                                          ------------       ------------

Stockholders' equity (note 8):
   Preferred stock, par value $0.0001 per share;
     authorized 10,000,000 shares.  Class A Senior Cumulative
   Convertible Preferred, liquidation preference $12.50 per
     share, 700,000 shares issued and outstanding at March 31, 1997                 70                 --
   Excess stock, par value $0.0001 per share;
     authorized 40,000,000 shares, issued none                                      --                 --
   Common stock, par value $0.0001 per share,
     authorized 40,000,000 shares, 9,439,716 and
     9,426,900 shares issued and outstanding
     in 1997 and 1996, respectively                                                944                943
   Additional paid in capital                                               99,950,873         92,658,204
                                                                          ------------       ------------
     Total stockholders' equity                                             99,951,887         92,659,147
                                                                          ------------       ------------
                                                                          $340,120,677       $309,126,114
                                                                          ============       ============

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                     Quarters ended March 31, 1997 and 1996

                                   (Unaudited)


                                                         Quarter Ended     Quarter Ended
                                                          March 31,          March 31,
                                                             1997              1996
                                                         -----------       -----------
Revenues:

      Rental (notes 2, 3 and 5)                          $ 9,698,804       $ 6,657,359
      Interest and other                                     125,403           141,997
                                                         -----------       -----------
                                                           9,824,207         6,799,356
                                                         -----------       -----------

Expenses:

      Interest expense (notes 4 and 6)                     4,240,097         2,558,827
      Depreciation and amortization of real estate         2,460,545         1,565,067
      Amortization of deferred expenses                      194,221           146,596
      General and administrative expenses                    869,763           664,947
      Property operating expenses                            218,403           136,795
      Other expenses                                          68,843                --
                                                         -----------       -----------
                                                           8,051,872         5,072,232
                                                         -----------       -----------

      Income before minority interests                     1,772,335         1,727,124

      Minority interests (note 7)                            261,885            53,679
                                                         -----------       -----------

Net income                                               $ 1,510,450       $ 1,673,445
                                                         ===========       ===========


Net income per common share:
      Primary                                            $      0.14       $      0.18
                                                         ===========       ===========
      Fully diluted (note 2)                             $      0.13       $      0.18
                                                         ===========       ===========

Weighted average common shares outstanding:
      Primary                                              9,931,535         9,362,667
                                                         ===========       ===========
      Fully diluted (note 2)                              11,966,761         9,362,667
                                                         ===========       ===========


     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters ended March 31, 1997 and 1996

                                   (Unaudited)

                                                                                Quarter Ended       Quarter Ended
                                                                                  March 31,           March 31,
                                                                                    1997                1996
                                                                                ------------        ------------
Cash flows from operating activities:
    Net income                                                                  $  1,510,450        $  1,673,445

    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                             2,654,766           1,711,663
         Write-off of unamortized deferred loan fees                                  45,303                  --
         (Increase) decrease in rent receivable                                     (180,310)             44,587
         Increase in accounts payable and other liabilities                          282,017             605,858
         Decrease in accrued interest payable                                        (17,292)           (127,537)
         Accretion on origination fees payable                                        15,060                  --
         Minority interests                                                          261,885              53,679
         Amortization of discount on mortgage notes payable                            2,191               2,191
         Income from unconsolidated partnerships                                      (3,870)             (1,930)
         Increase in other assets                                                    (93,651)           (786,476)
                                                                                ------------        ------------

              Total adjustments                                                    2,966,099           1,502,035
                                                                                ------------        ------------

              Net cash provided by operating activities                            4,476,549           3,175,480
                                                                                ------------        ------------

Cash flows used in investing activities:
    Additions to real estate assets, net of issuance
         of special limited partnership units                                    (24,329,469)            (93,686)
                                                                                ------------        ------------

Cash flows from financing activities:
    Dividends to stockholders                                                     (2,734,452)         (2,528,621)
    Decrease in escrow deposits                                                           --             550,000
    Repayments on mortgage notes                                                 (12,675,838)         (4,020,561)
    Proceeds of mortgage notes payable                                            30,200,000           2,890,000
    Increase in deferred expenses                                                   (987,463)            (20,635)
    Common stock issued                                                              168,786             431,157
    Preferred stock issued, net of syndication costs                               8,347,956                  --
    Increase in restricted cash                                                     (438,504)           (415,151)
    Cash distributions to minority interests                                        (366,200)            (45,660)
                                                                                ------------        ------------

              Net cash provided by (used in) financing activities                 21,514,285          (3,159,471)
                                                                                ------------        ------------

    Increase (decrease) in cash and cash equivalents                               1,661,365             (77,677)
Cash and cash equivalents at beginning of period                                   2,468,189           2,588,515
                                                                                ------------        ------------
Cash and cash equivalents at end of period                                      $  4,129,554        $  2,510,838
                                                                                ============        ============




                                                                     (Continued)

          See accompanying notes to consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                     Quarters ended March 31, 1997 and 1996

                                   (Unaudited)


                                                        Quarter Ended   Quarter Ended
                                                        March 31,        March 31,
                                                           1997             1996
                                                        ----------       ----------
Supplemental disclosure of cash flow information:

    Cash paid during the period for interest            $4,240,138       $2,684,173
                                                        ==========       ==========

    Cash paid during the period for taxes               $   13,725       $    9,064
                                                        ==========       ==========

Supplemental disclosure of non-cash investing and financing activities:

On March 19, 1997, in connection with an acquisition of properties involving a partnership, the Company issued partnership units as partial satisfaction of the purchase price (see notes 3 and 7). The proceeds from the issuance of these partnership units have been recorded as minority interest in the accompanying consolidated financial statements.

          See accompanying notes to consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1997

                                   (Unaudited)

(1)      The Company

         Lexington Corporate Properties, Inc. is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The Company owns controlling interests in 43 Properties and minority interests in two additional properties. The Properties owned by the Company are subject to triple net leases, the majority of which are net leased to investment grade corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships"). References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

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

         The Company and its consolidated subsidiaries are required to file tax returns in various states. States vary with respect to the taxation of REITs. Some states have a tax based on capital within the state; other states, not recognizing the REIT dividends paid deduction, have a tax based on apportioned income as applicable to any corporation. There are states that tax under both methods as well as states that have no additional taxes other than the minimum state tax requirement. The provision for state taxes is included in general and administrative expenses in the consolidated statements of income.

         The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)      Summary of Significant Accounting Policies

         BASIS OF PRESENTATION. The Company's financial statements are prepared on the accrual basis of accounting for financial and Federal income tax reporting purposes. Real estate, which is held for investment, is carried at cost less accumulated depreciation unless declines in values of the Properties are considered other than temporary. Depreciation for financial reporting purposes is determined by the straight-line method over the estimated economic useful lives of the Properties. The Company depreciates buildings and building improvements over a 40-year period or the remaining useful lives from the dates of acquisition, land improvements over a 20-year period, and fixtures and equipment over a 12-year period. Depreciation for tax purposes is determined in accordance with the Modified Accelerated Cost Recovery System. Amortization of the land estates for financial reporting and tax purposes is determined by the straight-line method over the respective remaining useful lives from the dates of acquisition.

                                                                     (Continued)

(2)      Continued

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

         REVENUE. The Company has determined that the leases relating to the Properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. The Company's rent receivable primarily consists of the amounts of the excess of rental revenues recognized on a straight-line basis over the annual rents collectible under the leases.

         DEFERRED FINANCING EXPENSES AND FEES. Deferred expenses are composed principally of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the mortgages.

         Fees incurred in connection with properties acquired have been capitalized as a cost of the properties upon acquisition.

         Origination fees payable obligations have been discounted using an annual rate of 13%.

         EARNINGS PER SHARE. Primary net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common and diluted common equivalent shares outstanding during the period. Reported primary per-share amounts are based on 9,931,535 and 9,362,667 common and common equivalent shares in 1997 and 1996, respectively.

         Fully diluted net income per share amounts are similarly computed but include the effect, when dilutive of the Company's other potentially dilutive securities. Fully diluted net income excludes preferred dividends and is increased by minority interests resulting from the assumed conversion of the limited operating partnership units. The Company's preferred stock and exchangeable redeemable secured notes are excluded from the 1997 computation due to their anti-dilutive effect during that period. The Company's limited operating partnership units are excluded from the 1996 computation due to immateriality. Reported fully diluted per share amounts are based on 11,966,761 and 9,362,667 common and common equivalent shares in 1997 and 1996, respectively.

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

         On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for approximately $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net leases with Exel Logistics, Inc. ("Exel") which expire on November 30, 2006. The current annual net rent is $2,536,941 and will increase by 9.27% on December 1, 1997 and by 9.27% every three years thereafter. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

(4)      Mortgage Notes Payable

         On January 22, 1997, the mortgages secured by four of the Company's Properties were paid in full. The aggregate principal amount was $7,996,817 and the aggregate prepayment premiums were approximately $520,000. The stated interest rate on these four mortgages was 12.625%.

         On February 20, 1997, in connection with the acquisition of the Tuscaloosa Property, the Company borrowed an additional $2.9 million under its revolving credit facility (the "Credit Facility").

         In March 1997, in connection with the acquisition of the Exel Properties, LCIF sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes require interest only payments at 8% per annum, payable semi-annually in arrears, and have a seven-year term. The Notes are secured by first mortgage liens on the Exel Properties, are guaranteed by the Company, and are exchangeable for the Company's Common Stock, par value $.0001 per share ("Common Stock") at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed by the Company after three years at a price of 103.2% of the principal amount, declining to par after five years. The Notes are subordinated in right of payment to the Company's obligations under the Credit Facility.

         On March 31, 1997, the Company repaid in full the bridge financing secured by a mortgage on the Franklin, North Carolina Property, which had a principal amount of $2,828,640. This amount was satisfied with cash and with proceeds from permanent financing obtained on this Property in the amount of $2.3 million. The new mortgage, which has an eighteen-year term, bears interest at 8.5% per annum and requires monthly payments of interest and principal which will be sufficient to fully amortize the principal balance at maturity on April 1, 2015.

          The Company has entered into agreements to refinance $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company expects to borrow approximately $24.25 million, with the excess proceeds used to pay debt restructuring and transaction costs and to fund working capital. The new mortgage debt is expected to bear interest at 7.61% per annum and commencing January 1, 1998, will require annual debt service payments of approximately $2.95 million, sufficient to fully amortize the principal balance at maturity on October 1, 2009. The interest rate on the mortgage is currently 12.9% per annum and the mortgage requires annual interest and principal payments of approximately $4.32 million. The refinancing is expected to close prior to June 1, 1997.

(5)      Leases

         Minimum future rents receivable under non-cancelable operating leases as of March 31, 1997 are as follows:

         Year ending
         December 31

         1997 (9 months)                           $ 29,216,672
         1998                                        36,679,859
         1999                                        34,504,310
         2000                                        32,207,854
         2001                                        31,108,149
         2002                                        28,622,955

         Thereafter                                 148,144,754
                                                   ------------
                                                   $340,484,553
                                                   ============

(6)      Related Party Transactions

         In connection with the origination fees payable, the Company is obligated to pay The LCP Group, L.P. ("LCP"), a related party to the Company, an aggregate principal amount of $1,778,250 for rendering services in connection with the original acquisitions of certain properties. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding. The original principal amounts have been discounted at an annual rate of 13%.

(7)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in partnerships controlled by the Company as a form of consideration. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis at various dates through May 2006. (See Liquidity and Capital Resources - Operating Partnership Structure).

         In connection with the acquisition of the Exel Properties, an unaffiliated partnership (the "Exel Partnership") merged into LCIF. As a result of the merger, LCIF issued 480,028 special partnership units exchangeable for Common Stock, which units are entitled to distributions at the same dividend rate as Common Stock. At the time of the merger, the Exel Partnership's sole assets were approximately $6.0 million of cash (from the prior sale of a property) and the right to acquire the Properties in a tax-free exchange under Internal Revenue Code Section 1031. The proceeds from the issuance of these partnership units were recorded as minority interest in the accompanying consolidated financial statements.

         Following the acquisition of the Exel Properties, the total number of special limited partnership units of LCIF outstanding as of March 31, 1997 was 3,000,443. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.16 per unit. Minority interests in the accompanying consolidated financial statements relate to interests in such partnerships held by parties other than the Company.

(8)      Preferred Stock

         On December 31, 1996, the Company entered into a definitive agreement with Five Arrows Realty Securities L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Class A Senior Cumulative Convertible Preferred Stock ("Preferred Stock"). In connection with this transaction, the Company designated 2,000,000 shares as "Class A Preferred Stock" and reserved for issuance up to 2,000,000 shares of its Common Stock upon the conversion of the Preferred Stock. Under the terms of the agreement, the Company may sell the Preferred Stock to Five Arrows at up to three closings, at the Company's option, during 1997 for an aggregate price of $25 million. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain demand and piggyback registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. Five Arrows designated John McGurk, and Mr. McGurk was appointed to the Board of Directors in January 1997. The Preferred Stock, which is convertible into Common Stock on a one-for-one basis, is entitled to quarterly dividends equal to the greater of $.295 or 105% of the Common Stock dividend.

         On January 21, 1997, the Company sold 700,000 shares of Preferred Stock to Five Arrows and used the proceeds to repay $7,996,817 of mortgage debt, including prepayments of $520,000. The interest rate on such mortgage debt had been 12.625% per annum, interest and principal payments on such debt would have been approximately $1.45 million in 1997.

(9)      Subsequent Events

         On April 21, 1997, the Company declared a dividend of $.29 per share to stockholders of record on April 30, 1997 to be paid on May 14, 1997.

         On April 28, 1997, the Company sold an additional 625,000 shares of Preferred Stock to Five Arrows (the "April Preferred Stock Sale"). Net proceeds to the Company were approximately $7.8 million.

         On May 1, 1997, the Company used the net proceeds of the April Preferred Stock Sale to acquire a property in Rancho Bernardo, California (the "Rancho Bernardo Property") for $7,725,000. The Rancho Bernardo Property contains 65,755 net rentable square feet and is leased to Cymer, Inc. under the terms of a net lease which expires on December 31, 2009. The lease provides for annual rental payments of $736,872, which will increase to $755,294 on June 1, 1997 and by approximately 5% every two years thereafter. The average annual net rent payable during the remaining lease term is $860,419, or approximately 11.1% of the purchase price.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Lexington Corporate Properties, Inc. is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The Company owns controlling interests in 43 Properties and minority interests in two additional properties. The Properties owned by the Company are subject to triple net leases, the majority of which are net leased to investment grade corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships"). References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

The Company was organized to combine, continue and expand the business of Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II") (together, the "Partnerships"), which own, operate and manage a diverse portfolio of real properties. The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquired the Partnerships through mergers which were effected as of October 12, 1993. In connection with the mergers, the Company issued 9,303,409 shares of its Common Stock, 169,109 units of special limited partner interest in the Partnerships (which are exchangeable for an equivalent number of shares of Common Stock) and $1,877,390 in principal amount of 7.75% Subordinated Notes due 2000.

The mergers were accounted for as business combinations of entities under common control using the "as if pooling-of-interest" method of accounting, with the Company as the surviving entity. Under this method, the assets and liabilities of the Partnerships have been recorded by the Company at their carrying values.

As of March 31, 1997, the Company was the indirect or direct owner of forty-two real estate properties (or interests therein) (the "Properties") triple net leased to corporations, and owned minority interests in two additional triple net leased properties.

Liquidity and Capital Resources

LIQUIDITY. The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its Credit Facility described below and proceeds from capital market transactions. For the quarter ended March 31, 1997, leases on the Properties generated approximately $9,699,000 in revenue compared to $6,657,000 for the same period in 1996.

REAL ESTATE ASSETS. As of March 31, 1997, the Company's real estate assets consisted of the Properties and two minority interests. The Properties are located in twenty-three states and contain an aggregate of 6,055,363 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

DEBT SERVICE REQUIREMENTS. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 1997, a total of forty-one properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $203,694,121. The weighted average interest rate on the Company's debt on such date was approximately 8.73% per annum. Approximate balloon payment amounts for the next five calendar years are due as follows: $10,007,000 in 1998; $31,963,000 in 1999 (including $26.4 million currently outstanding under the Credit Facility which may be extended) and $7,966,000 in 2000. There are no balloon payments due during 1997, 2001 or 2002. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property or have available amounts under its Credit Facility sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be influenced by numerous economic factors affecting the real estate industry, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time. As of March 31, 1997, the Company's total consolidated indebtedness (including origination fees payable and the related accrued interest) was approximately $210 million.

MORTGAGE REFINANCING. The Company has entered into agreements to refinance $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company expects to borrow approximately $24.25 million, with the excess proceeds used to pay debt restructuring and transaction costs and to fund working capital. The new mortgage debt is expected to bear interest at 7.61% per annum and commencing January 1, 1998, will require annual debt service payments of approximately $2.95 million, sufficient to fully amortize the principal balance at maturity on October 1, 2009. The interest rate on the mortgage is currently 12.9% per annum and the mortgage requires annual interest and principal payments of approximately $4.32 million.
The refinancing is expected to close prior to June 1, 1997.

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

DIVIDENDS. The Company paid a dividend of $.27 per share to stockholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996, $.28 per share in respect of the second and third quarters of 1996, and $.29 per share in respect of the fourth quarter of 1996. On April 21, 1997, the Company declared a dividend in respect of the first quarter of 1997 of $.29 per share to stockholders of record as of April 30, 1997 to be paid on May 14, 1997. The Company's annualized dividend rate is currently $1.16 per share.

REVOLVING CREDIT FACILITY. The Company's Credit Facility provides for a maximum committed amount of $60,000,000. Borrowings under the Credit Facility bear interest at 1.5% over LIBOR. The facility matures on June 1, 1999, but will automatically renew for successive two year terms unless the lender notifies the Company at least twelve months in advance of the scheduled or extended maturity date of its intention to terminate the Credit Facility. As of March 31, 1997, the Company had borrowed $27.9 million. As the Credit Facility is collateralized by seven of the Company's Properties, this amount is included in the balance of mortgage notes payable as of March 31, 1997. On April 1, 1997, the Company used excess proceeds from the sale of the Notes to reduce the amount outstanding under the Credit Facility by $1.5 million, from $27.9 million to $26.4 million.

PREFERRED STOCK SALE. On December 31, 1996, the Company entered into an agreement with Five Arrows providing for the sale of up to 2,000,000 shares of Class A Senior Cumulative Convertible Preferred Stock ("Preferred Stock"). Under the terms of the agreement, the Company may sell the Preferred Stock to Five Arrows at up to three closings, at the Company's option, during 1997 for an aggregate price of approximately $25 million. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Company elected John McGurk to the Board of Directors as of January 1997. The Preferred Stock, which is convertible into Common Stock on a one-for-one basis, is entitled to quarterly dividends equal to the greater of $.295 or 105% of the Common Stock dividend.

On January 21, 1997, the Company sold 700,000 shares of Preferred Stock to Five Arrows and used the proceeds to repay $7,996,817 of mortgage debt, including prepayment premiums of $520,000. Such mortgage debt had been bearing interest at 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

On April 28, 1997, the Company sold an additional 625,000 shares of Preferred Stock to Five Arrows.

EXCHANGEABLE REDEEMABLE SECURED NOTES. In March 1997, in connection with the acquisition of the Exel Properties, LCIF sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes require interest only payments at 8% per annum, payable semi-annually in arrears, and have a seven-year term. The Notes are secured by first mortgage liens on the Exel Properties, are guaranteed by the Company, and are exchangeable for the Company's Common at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed after three years at a price of 103.2% of the principal amount, declining to par after five years. The Notes are subordinated in right of payment to the Company's obligations under the Credit Facility.

OPERATING PARTNERSHIP STRUCTURE. The Company controls two principal operating partnerships. This operating partnership subsidiary structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. As a result, the Company's net income and funds from operations are reduced proportionally based on the amount of the distributions required to be paid by the terms of such partnership interests. The number of shares of Common Stock that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are converted into shares of Common Stock. The table set forth below provides certain information with respect to such operating partnership interests as of March 31, 1997.

                                                                           1997               CONVERTIBLE TO
                                                                       ANNUALIZED PER           SHARES OF     TOTAL ANNUAL
                                                    NUMBER OF UNITS        UNIT               COMMON STOCK    DISTRIBUTION
           PARTNERSHIP OR CLASS                        ISSUED           DISTRIBUTION              AS OF:         IN 1997
------------------------------------------------  ------------------------------------------------------------------------
         LCIF - Special Limited Partners                  112,229       $        1.16         At any time     $  130,185
         LCIF II - Special Limited Partners                56,880       $        1.16         At any time     $   65,981
                                                    -------------                                             ----------
            Subtotal: Special Limited Partners            169,109                                             $  196,166
                                                    -------------                                             ----------
         Barnes Partnerships:
         Barngiant Livingston                              52,335       $        0.27                3/04     $   14,130
         Barnhale Modesto                                  23,267       $          --                2/06            N/A
         Barnes Rockshire                                  36,825       $          --                3/05            N/A
         Barnvyn Bakersfield                                7,441       $          --                1/03            N/A
         Barnhech Montgomery                               11,766       $        0.29                5/06     $    3,412
         Barnward Brownsville                              35,400       $          --               11/04            N/A
                                                    -------------                                             ----------
            Subtotal: Barnes Partnerships                 167,034                                             $   17,542
                                                    -------------                                             ----------
         Red Butte Creek Associates                     1,715,294       $        0.66                5/98     $1,132,094
                                                          114,006       $        1.08                5/98     $  123,126
                                                    -------------                                             ----------
            Subtotal: Red Butte Creek Associates        1,829,300                                             $1,255,220
                                                    -------------                                             ----------
         Fort Street Partners                             207,741       $          --                1/06            N/A
                                                           17,259       $        1.12                1/99     $   19,330
                                                    -------------                                             ----------
            Subtotal: Fort Street Partners                225,000                                             $   19,330
                                                    -------------                                             ----------
         Toy Properties Associates II                      95,000       $        1.12                1/99     $  106,400
         Toy Properties Associates V                       35,000       $        1.12                1/99     $   39,200
         Exel Partnership                                 480,028       $        1.16                4/99     $  556,832
                                                    -------------                                             ----------
         Grand Total                                    3,000,471                                             $2,190,690
                                                    =============                                             ==========




Holders of the LCIF and LCIF II special limited partner units receive distributions that are equal to distributions on Common Stock. Holders of the Barnes Partnerships units receive distributions as described in the table above until such units become eligible for conversion into Common Stock, upon which date they will receive distributions based on their respective partnership interest ownership percentages. The distribution to the class of Red Butte Creek Associates units consisting of 1,715,294 units will increase to $1.08 per unit annually in January 1998. The holders of the class of Red Butte Creek Associates units consisting of 114,006 units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.08 per unit. Holders of the class of Fort Street Partners units consisting of 17,259 units, the Toy Properties Associates II units and Toy Properties Associates V units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12. The holders of the class of Fort Street Partners units consisting of 207,741 units will receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12, when they become eligible for conversion into Common Stock. The holders of the Exel Partnership units receive distributions that are equal to distributions on Common Stock.

PARTNERSHIP MERGER. In connection with the acquisition of the Exel Properties, an unaffiliated partnership (the "Exel Partnership") merged into LCIF. As a result of the merger, LCIF issued 480,028 partnership units exchangeable for Common Stock, which units are entitled to distributions at the same dividend rate as Common Stock. At the time of the merger, the Exel Partnership's sole assets were approximately $6.0 million of cash (from the prior sale of a property) and the right to acquire the Properties in a tax-free exchange under Internal Revenue Code Section 1031. The proceeds from the issuance of these partnership units were recorded as minority interest in the accompanying consolidated financial statements.

During the quarter ended March 31, 1997, the Company completed the following acquisitions:

TUSCALOOSA, ALABAMA PROPERTY. On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Tuscaloosa Property") in Tuscaloosa, Alabama for approximately $2.9 million. The Tuscaloosa Property is leased to Johnson Controls, Inc. for ten years. The annual net rent is $288,608 and escalates annually by three times the percentage change in the Consumer Price Index, not to exceed 4.5% in any year.

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

RANCHO BERNARDO PROPERTY. On May 1, 1997, the Company used the proceeds of the April Preferred Stock Sale to acquire a property in Rancho Bernardo, California (the "Rancho Bernardo Property") for $7,725,000. The Rancho Bernardo Property contains 65,755 net rentable square feet and is leased to Cymer, Inc. under the terms of a net lease which expires on December 31, 2009. The lease provides for annual rental payments of $736,872, which will increase to $755,294 on June 1, 1997 and by approximately 5% every two years thereafter. The average annual net rent payable during the remaining lease term is $860,419, or approximately 11.1% of the purchase price.

Results of Operations

Quarter ended March 31, 1997 compared to quarter ended March 31, 1996

TOTAL REVENUES. Total revenues for the quarter ended March 31, 1997 were $9,824,207, an increase of $3,024,851 from the same period in 1996. The increase in total revenues was attributable to an increase in rental revenue of $3,041,445, which resulted principally from the acquisition of properties in May and December 1996 and in February and March 1997.

TOTAL EXPENSES. Total expenses for the quarter ended March 31, 1997 were $8,051,872, an increase of $2,979,640 from the same period in 1996. The increase was primarily attributable to increases in interest expense, depreciation and amortization of real estate, and general and administrative expenses, all of which increased principally as a result of property acquisitions and increased portfolio activity.

Interest expense for the quarter ended March 31, 1997, in the amount of $4,240,097, increased $1,681,270 from the same period in 1996 primarily due to interest expense incurred on the mortgage notes assumed in the acquisition of the Salt Lake City, Utah Property in May 1996 and on additional debt obtained or assumed in connection with acquisitions in May and December 1996 and February and March 1997. Depreciation and amortization of real estate for the quarter ended March 31, 1997, in the amount of $2,460,545, increased $895,478 from the same period in 1996 primarily due to properties acquired in May and December 1996 and February and March 1997. General and administrative expenses for the quarter ended March 31, 1997, in the amount of $869,763, increased $204,816 from the same period in 1996 as a result of increases in various operating costs due to the incremental growth of the Company.

NET INCOME. Net income for the quarter ended March 31, 1997 was $1,510,450, a decrease of $162,995 from the same period in 1996. Net income per share was $0.16 and $0.18 per share for the quarters ended March 31, 1997 and 1996, respectively. The decrease was attributable to an increase in income allocated to minority interests ("minority interest expense") in the amount of $208,206, combined with the increase in total expenses discussed above, offset by the increase in total revenues discussed above. The increase in minority interest expense is attributable to additional partnership interests issued to parties other than the Company in connection with properties acquired in May and December 1996 and March 1997.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual period ending after December 15, 1997.

Under SFAS 128, basic and diluted EPS would have been $0.14 and $0.13 per share for the quarter ended March 31, 1997, and for the quarter ended March 31, 1996, basic and diluted EPS would have been $0.18 per share.

Funds from Operations

The Company considers funds from operations ("FFO") to be an appropriate measure of the performance of an equity REIT. FFO is defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating FFO, which also excludes other non-recurring revenue and expense items, may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. FFO should not be considered as an alternative to net income as an indicator of operating performance or to cash flows as a measure of liquidity as defined by generally accepted accounting principles, and is not necessarily indicative of cash available to fund all cash flow needs and liquidity, including the Company's ability to make distributions.

The following table reflects the Company's FFO for the quarter ended March 31, 1997:

Income before minority interests                        $  1,772,335
Add back:
     Depreciation and amortization of real estate          2,460,545
     Transactional expenses                                   68,843
                                                        ------------
        FFO - shares and partnership units                 4,301,723
Less:
     Minority interests share of depreciation               (354,247)
     Minority interests share of income                     (261,885)
                                                        ------------
        FFO per common and preferred shares             $  3,685,591
                                                        ============

        Weighted average common and preferred
          shares outstanding                               9,970,466
        Weighted average OP units outstanding              2,584,443
                                                        ------------
        Total weighted average shares and units           12,554,909
                                                        ============

        FFO per share and partnership unit              $        .34
                                                        ============

        FFO per common and preferred share              $        .37
                                                        ============

The Company has begun reporting funds from operations on a fully diluted basis assuming the conversion of all operating partnership units. This reporting method treats all operating partnership units as common stock equivalents even though many units are not immediately convertible and receive distributions.

The Company's distributions declared to be paid to stockholders (including preferred stockholders) amounted to approximately 80% of the Company's FFO for the quarter ended March 31, 1997.

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

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits -

                           Exhibit No.               Exhibit

                               11           Schedule of Computations of Per
                                            Share Earnings

                               27           Financial Data Schedule

                  (b) Reports on Form 8-K filed during the quarter ended March 31, 1997.

                           Acquisition of five properties from three limited partnerships through three exchange transactions dated December 31, 1996 - filed January 15, 1997.

                           Acquisition of five properties from three limited partnerships through three exchange transactions dated December 31, 1996 - filed January 15, 1997, and Amendment No.1 thereto filed March 14, 1997.

                           Announcement of the Company's intentions regarding legal proceedings with Ross Stores, Inc. dated February 4, 1997 - Item 5 - Other Events - filed February 6, 1997.

                           Sale of 700,000 shares of the Company's Class A Senior Cumulative Convertible Preferred Stock (the "Preferred Stock") pursuant to an Investment Agreement between the Company and Five Arrows Realty Securities L.L.C. for the sale of up to 2,000,000 shares of the Company's Preferred Stock, dated January 21, 1997 - filed February 10, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Lexington Corporate Properties, Inc.









Date:  May 15, 1997            By:
     ---------------------           /s/ E. Robert Roskind
                                   --------------------------------------------
                                     E. Robert Roskind
                                     Chairman and Co-Chief Executive Officer





Date:  May 15, 1997            By:
     ---------------------           /s/ Paul R. Wood
                                  ---------------------------------------------
                                     Paul R. Wood
                                     Vice President and Chief Accounting Officer