Form 10-Q/A
period 1997-03-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-06-12
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A(1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from ____________________ to ______________________

Commission File Number 1-12386

                     LEXINGTON CORPORATE PROPERTIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Maryland                                  13-3717318
    --------------------------------                    -------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

          355 Lexington Avenue
              New York, NY                                   10017
    --------------------------------                    -------------
(Address of principal executive offices)                  (Zip Code)


                                 (212) 692-7260
                    -----------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes_x_. No____.

Indicate the number of shares outstanding of each registrant's classes of common stock, as of the latest practicable date: 9,441,716 shares of common stock, par value $.0001 per share as of April 30, 1997.

--------------------------
1 Notwithstanding such Amendment, information set forth herein speaks as of and for the dates referred to in the Form 10-Q originally filed by the Registrant. Reference is made to annual and current reports filed by the Registrant since March 31, 1997, for information regarding the Registrant.

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

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

                  (a)   Exhibits -

                        Exhibit No.        Exhibit

                                 11        Schedule of Computations of Per
                                           Share Earnings*

                              10.36        Amended and Restated Revolving
                                           Credit Agreement with Fleet
                                           National Bank dated February 20,
                                           1997 in the amount of $60,000,000

                                 27        Financial Data Schedule*

                  (b) Reports on Form 8-K filed during the quarter ended March 31, 1997.

                        Acquisition of five properties from three limited partnerships through three exchange transactions dated December 31, 1996 - filed January 15, 1997.*

                        Acquisition of five properties from three limited partnerships through three exchange transactions dated December 31, 1996 - filed January 15, 1997, and Amendment No.1 thereto filed March 14, 1997.*

                        Announcement of the Company's intentions regarding legal proceedings with Ross Stores, Inc. dated February 4, 1997 - Item 5 - Other Events - filed February 6, 1997.*

                        Sale of 700,000 shares of the Company's Class A Senior Cumulative Convertible Preferred Stock (the "Preferred Stock") pursuant to an Investment Agreement between the Company and Five Arrows Realty Securities L.L.C. for the sale of up to 2,000,000 shares of the Company's Preferred Stock, dated January 21, 1997 - filed February 10, 1997.*


----------------------
* Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Lexington Corporate Properties, Inc.



Date: May 15, 1997                     By:  /s/ E. Robert Roskind
      --------------------                  -----------------------------------
                                             E. Robert Roskind
                                             Chairman and Co-Chief
                                             Executive Officer



Date: May 15, 1997                     By:  /s/ Paul R. Wood
      --------------------                  -----------------------------------
                                              Paul R. Wood
                                              Vice President and Chief
                                              Accounting Officer

                                EXHIBIT INDEX

                        Exhibit No.        Exhibit

                                 11        Schedule of Computations of Per
                                           Share Earnings*

                              10.36        Amended and Restated Revolving
                                           Credit Agreement with Fleet
                                           National Bank dated February 20,
                                           1997 in the amount of $60,000,000

                                 27        Financial Data Schedule*



----------------------
* Incorporated by reference.