Form 10-Q
period 1997-06-30
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-08-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                               Yes |x| . No |_|.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 12,677,808 shares of common stock, par value $.0001 per share on July 31, 1997.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 1997 (Unaudited) and December 31, 1996

                                                                            June 30,      December 31,
               Assets                                                         1997            1996
                                                                              ----            ----
Real estate, at cost: (notes 3 and 4)                                    $ 377,793,287   $ 339,410,672
Less:  accumulated depreciation and amortization                            56,418,348      51,342,953
                                                                         -------------   -------------
                                                                           321,374,939     288,067,719

Cash and cash equivalents                                                   11,866,697       2,468,189
Restricted cash                                                              4,021,682       3,750,138
Deferred expenses (net of accumulated amortization
      of $3,356,155 in 1997 and $2,955,205 in 1996)(note 2)                  4,266,051       3,733,930
Rent receivable (note 2)                                                     8,161,180       7,842,568
Other assets                                                                 3,698,644       3,263,570
                                                                         -------------   -------------
                                                                         $ 353,389,193   $ 309,126,114
                                                                         =============   =============

   Liabilities and Stockholders' Equity

Mortgage notes payable (note 4)                                          $ 175,673,289   $ 185,766,458
Subordinated notes payable, including accrued interest                       1,973,241       1,973,241
Accrued interest payable on mortgage notes                                     894,600         421,929
Origination fees payable, including accumulated accretion
      of $425,128 in 1997 and $394,512 in 1996(note 6)                         488,124         457,508
Accrued interest on origination fees payable (note 6)                        4,001,254       3,920,989
Accounts payable and other liabilities                                       1,602,024       1,394,109
                                                                         -------------   -------------
                                                                           184,632,532     193,934,234
                                                                         -------------   -------------
Minority interests (note 7)                                                 27,927,531      22,532,733
                                                                         -------------   -------------
                                                                           212,560,063     216,466,967
                                                                         -------------   -------------
Stockholders' equity (note 8):
      Preferred stock, par value $0.0001 per share;
        authorized 10,000,000 shares.  Class A Senior Cumulative
      Convertible Preferred, liquidation preference $12.50 per
        share, 1,325,000 shares issued and outstanding at June 30, 1997            133              --
      Excess stock, par value $0.0001 per share;
        authorized 40,000,000 shares, issued none                                   --              --
      Common stock, par value $0.0001 per share,
        authorized 40,000,000 shares, 12,254,037 and
        9,426,900 shares issued and outstanding
        in 1997 and 1996, respectively                                           1,225             943
      Additional paid in capital                                           188,949,846     136,955,941
      Accumulated distributions in excess of net income                    (48,122,074)    (44,297,737)
                                                                         -------------   -------------
        Total stockholders' equity                                         140,829,130      92,659,147
                                                                         -------------   -------------
                                                                         $ 353,389,193   $ 309,126,114
                                                                         =============   =============

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    Quarters ended June 30, 1997 and 1996 and
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                          Six Months        Six Months
                                                       Quarter Ended     Quarter Ended      Ended             Ended
                                                         June 30,          June 30,        June 30,          June 30,
                                                           1997              1996            1997              1996
                                                       ------------      -----------     ------------      -----------
Revenues:

      Rental (notes 2, 3, and 5)                       $ 10,479,454      $ 7,596,523     $ 20,178,258      $14,253,882
      Interest and other                                    158,669           85,918          284,072          227,915
                                                       ------------      -----------     ------------      -----------
                                                         10,638,123        7,682,441       20,462,330       14,481,797
                                                       ------------      -----------     ------------      -----------
Expenses:

      Interest expense (notes 4 and 6)                    4,342,887        3,020,899        8,582,984        5,600,430
      Depreciation and amortization of real estate        2,614,850        1,827,733        5,075,395        3,392,800
      Amortization of deferred expenses                     221,149          150,738          415,370          297,334
      General and administrative expenses                 1,141,070          743,031        2,010,833        1,387,274
      Property operating expenses                           184,520          164,391          402,923          301,186
                                                       ------------      -----------     ------------      -----------
                                                          8,504,476        5,906,792       16,487,505       10,979,024
                                                       ------------      -----------     ------------      -----------
         Income before minority interests and
           extraordinary item                             2,133,647        1,775,649        3,974,825        3,502,773

      Minority interests (note 7)                            42,673          147,151          304,558          200,830
                                                       ------------      -----------     ------------      -----------

      Income before extraordinary item                    2,090,974        1,628,498        3,670,267        3,301,943

      Extraordinary item - loss on extinguishment
         of debt                                          1,787,428               --        1,856,271               --
                                                       ------------      -----------     ------------      -----------

             Net income                                $    303,546      $ 1,628,498     $  1,813,996      $ 3,301,943
                                                       ============      ===========     ============      ===========
      Net income per common share - primary:
      Income before extraordinary item, per share      $       0.17      $      0.17     $       0.31      $      0.35

      Extraordinary item - loss on extinguishment
         of debt, per share                                   (0.17)              --            (0.18)              --
                                                       ------------      -----------     ------------      -----------

      Net income per share                             $       0.00      $      0.17     $       0.13      $      0.35
                                                       ============      ===========     ============      ===========

      Weighted average shares outstanding                10,175,833        9,578,924       10,056,272        9,559,435
                                                       ============      ===========     ============      ===========

                                                                     (Continued)

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                    Quarters ended June 30, 1997 and 1996 and
                     Six Months Ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                                         Six Months          Six Months
                                                Quarter Ended       Quarter Ended          Ended               Ended
                                                  June 30,            June 30,            June 30,            June 30,
                                                    1997                1996                1997                1996
                                                --------------      --------------     --------------      --------------
Net income per common share-
   fully diluted (note 2):
Income before extraordinary item, per share     $         0.14      $         0.17     $         0.27      $         0.34

Extraordinary item - loss on extinguishment
   of debt, per share                                    (0.14)                 --              (0.15)                 --
                                                --------------      --------------     --------------      --------------

Net income per share                            $         0.00      $         0.17     $         0.12      $         0.34
                                                ==============      ==============     ==============      ==============

Weighted average shares outstanding                 12,840,813           9,593,737         12,507,313           9,580,680
                                                ==============      ==============     ==============      ==============

     See accompanying notes to unaudited consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months ended June 30, 1997 and 1996
                                   (Unaudited)

                                                                      Six Months Ended  Six Months Ended
                                                                           June 30,          June 30,
                                                                            1997              1996
                                                                        ------------      -----------
Cash flows from operating activities:
    Net income                                                          $  1,813,996      $ 3,301,943

    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
         Depreciation and amortization                                     5,490,765        3,690,134
         Extraordinary item - prepayment premium on early
          retirement of debt                                               1,697,983               --
         Extraordinary item - write-off of unamortized deferred
          loan fees                                                          158,289               --
         (Increase) decrease in rent receivable                             (318,612)          77,800
         Increase in accounts payable and other liabilities                  207,915          488,064
         Increase (decrease) in accrued interest payable                     552,936          (28,873)
         Accretion on origination fees payable                                30,616               --
         Minority interests                                                  304,558          200,830
         Amortization of discount on mortgage notes payable                    4,382            4,382
         Income from unconsolidated partnerships                             (12,938)          (4,748)
         Increase in other assets                                           (425,845)        (814,083)
                                                                        ------------      -----------

              Total adjustments                                            7,690,049        3,613,506
                                                                        ------------      -----------

              Net cash provided by operating activities                    9,504,045        6,915,449
                                                                        ------------      -----------

Cash flows used in investing activities:
         Acquisitions of real estate properties and partnerships,
           net of issuance of special limited partnership units and
           cash received                                                 (32,382,615)      (2,232,482)
                                                                        ------------      -----------
Cash flows from financing activities:
    Proceeds of mortgage notes payable                                    54,450,000        4,990,000
    Repayments on mortgage notes                                         (64,547,551)      (5,144,680)
    Prepayment premium on early retirement of debt                        (1,697,983)              --
    Common stock issued, net of offering costs                            35,907,967          689,370
    Preferred stock issued, net of offering costs                         16,086,353               --
    Dividends to stockholders                                             (5,638,333)      (5,057,631)
    Increase in deferred expenses                                         (1,102,071)         (58,139)
    Cash distributions to minority interests                                (909,760)         (91,319)
    Increase in restricted cash                                             (271,544)        (718,014)
    Decrease in escrow deposits                                                   --          550,000
                                                                        ------------      -----------

              Net cash provided by (used in) financing activities         32,277,078       (4,840,413)
                                                                        ------------      -----------

    Increase (decrease) in cash and cash equivalents                       9,398,508         (157,446)
Cash and cash equivalents at beginning of period                           2,468,189        2,588,515
                                                                        ------------      -----------
Cash and cash equivalents at end of period                              $ 11,866,697      $ 2,431,069
                                                                        ============      ===========

                                                                     (Continued)

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                     Six Months ended June 30, 1997 and 1996
                                   (Unaudited)

                                             Six Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                                   1997              1996
                                                  ------            -----

Supplemental disclosure of
  cash flow information:

    Cash paid during the period for interest    $ 7,995,050      $ 5,624,921
                                                ===========      ===========

    Cash paid during the period for taxes       $    72,693      $    61,946
                                                ===========      ===========

Supplemental disclosure of non-cash investing activities:

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

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997

                                   (Unaudited)

(1)   The Company

      Lexington Corporate Properties, Inc. is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of June 30, 1997, the Company owned controlling interests in forty-three Properties and minority interests in two additional properties. The Properties owned by the Company are subject to triple net leases, the majority of which (based on annual rental revenue) are net leased to investment grade corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships"). References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

      The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") and any after-tax net income from foreclosure properties which is distributed to its stockholders, provided that at least 95% of such income is distributed. No provision for Federal income taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the Code and has distributed all of its Taxable Income.

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

(2)   Continued

      The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including, Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II").
      The Company is the sole general partner and majority limited partner of LCIF and LCIF II as well as a general partner and majority limited partner in four other partnerships and accordingly accounts for them on a consolidated basis. Entities in which the Company has an interest of less than 50% are accounted for under the equity method and the investments in these partnerships are included in other assets in the accompanying consolidated balance sheets.

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

      Earnings Per Share. Primary net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Reported primary per-share amounts are based on 10,175,833 and 9,578,924 common and common equivalent shares for the quarters ended June 30, 1997 and 1996, and 10,056,272 and 9,559,435 common and common equivalent shares for the six months ended June 30, 1997 and 1996, respectively.

      Fully diluted net income per share amounts are similarly computed but include the effect, when dilutive of the Company's other potentially dilutive securities. Fully diluted net income excludes preferred dividends and is increased by minority interests resulting from the assumed conversion of the limited operating partnership units. The Company's preferred stock and exchangeable redeemable secured notes are excluded from the 1997 computation due to their anti-dilutive effect during that period. Reported fully diluted per share amounts are based on 12,840,813 and 9,593,737 common and common equivalent shares for the quarters ended June 30, 1997 and 1996, and 12,507,313 and 9,580,680 common and common equivalent shares for the six months ended June 30, 1997 and 1996, respectively.

      Certain amounts included in the prior year's financial statements have been reclassified to conform with the current year's presentation.

      Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(3)   Investments in Real Estate

      On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Cottondale Property") in Cottondale, Alabama for approximately $2.9 million. The Cottondale Property is leased to Johnson Controls, Inc. under a net lease which expires in February 2007. The current annualized base rent is $288,608 and increases annually by three times the percentage change in the Consumer Price Index ("CPI"), not to exceed 4.5%.

      On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for approximately $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net leases with Exel Logistics, Inc. ("Exel") which expire in November 2006. The current annualized base rent under the leases is $2,536,941 and will increase by

      9.27% on December 1, 1997 and by 9.27% every three years thereafter. The average annual net rent payable during the remaining terms of the leases is approximately $3.0 million, or approximately $11.1% of the purchase price. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

      On May 1, 1997, the Company used the net proceeds of an additional sale of preferred stock to acquire an office/research and development facility in Rancho Bernardo, California (the "Rancho Bernardo Property") for $7,725,000. The Rancho Bernardo Property contains 65,755 net rentable square feet and is leased to Cymer, Inc. under the terms of a net lease which expires in December 2009. Upon acquisition, the lease provided for annualized base rental payments (including a management fee) of $736,872, which increased to $755,294 on June 1, 1997 and which will increase by approximately 5% every two years thereafter. The average annual net rent payable during the remaining lease term is $860,419, or approximately 11.1% of the purchase price.

(4)   Mortgage Notes Payable

      On January 22, 1997, the mortgages secured by four of the Company's Properties were paid in full. The aggregate principal amount was $7,996,817 and the aggregate prepayment premiums were approximately $520,000. The stated interest rate on these four mortgages was 12.625%. The aggregate payments approximated the fair value assigned to the mortgages when the related properties were acquired in December 1996.

      On February 20, 1997, in connection with the acquisition of the Cottondale Property, the Company borrowed an additional $2.9 million under its revolving credit facility (the "Credit Facility').

      In March 1997, in connection with the acquisition of the Exel Properties, LCIF issued and sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes bear interest at a rate of 8.0% per annum, and mature in March 2004. The Notes are secured by first mortgage liens on the Exel Properties, are fully guaranteed by the Company, and can be exchanged by the holders thereof for shares of the Company's Common Stock, par value $.0001 per share ("Common Stock"), at $13 per share beginning in the year 2000, subject to adjustment. The Notes require interest only payments semi-annually in arrears and may be redeemed at the Company's option after three years at a price of 103.2% of the principal amount thereof, declining to par after five years. In connection with the sale of the Notes, the Company entered into certain related agreements providing for, among other things, certain demand and piggyback registration rights to the initial purchaser of the Notes. The Notes are subordinated in right of payment to the Company's obligations under the Credit Facility.

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

      On May 30, 1997, the Company completed the refinancing of $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company borrowed $24.25 million, with the excess proceeds used to pay a prepayment premium, accrued interest and transaction costs. As a result of the refinancing, the stated rate on the refinanced amount was reduced from 12.9% to 7.61% per annum, and, commencing January 1, 1998, the Company's annual debt service payments will be reduced by approximately $1.35 million. The principal balance on the refinanced amount will fully amortize at maturity on October 1, 2009. This transaction resulted in an extraordinary loss of early retirement of debt of approximately $1.8 million in the accompanying consolidated statements of income.

      In June 1997, the Company completed a public equity offering of 2.8 million shares of Common Stock at $13.75 per share, generating gross proceeds of $38.5 million. On June 24, 1997, the Company used a portion of the proceeds from the offering to pay down the entire amount outstanding under the Credit Facility, which was $26.4 million.

      At June 30, 1997, the Company was in compliance with the covenants of its debt agreements.

(5)   Leases

      Minimum future rents receivable under non-cancelable operating leases as of June 30, 1997 are as follows:

                     Year ending
                     December 31
                     -----------

                     1997 (6 months)             $  19,576,808
                     1998                           37,435,153
                     1999                           35,281,631
                     2000                           33,000,908
                     2001                           31,924,337
                     2002                           29,455,667
                     Thereafter                    154,566,831
                                                 -------------

                                                 $ 341,241,335
                                                 =============

(6)   Related Party Transactions

      In connection with the origination fees payable, the Company is obligated to pay The LCP Group, L.P. ("LCP"), a related party to the Company, an aggregate principal amount of $1,778,250 for rendering services in connection with the original acquisitions of certain properties. Simple interest is payable quarterly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly or quarterly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding. The original principal amounts have been discounted at an annual rate of 13%.

(7)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in partnerships controlled by the Company as a form of consideration. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis at various dates through May 2006. See Liquidity and Capital Resources - Operating Partnership Structure.

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

      Following the acquisition of the Exel Properties, the total number of special limited partnership units of LCIF outstanding as of June 30, 1997 was 3,000,445. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.16 per unit. Minority interests in the accompanying consolidated financial statements relate to interests in such partnerships held by parties other than the Company.

8)    Preferred Stock

      In December 1996, the Company entered into an agreement with Five Arrows Realty Securities, L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Convertible Preferred Stock. In connection with this transaction, the Company designated 2,000,000 shares as "Class A Senior Cumulative Convertible Preferred Stock" and reserved for issuance up to 2,000,000 shares of its Common Stock upon the conversion of the Convertible Preferred Stock. Under the terms of the agreement, the Company may sell the Convertible Preferred Stock to Five Arrows at up to three closings, at the Company's option, during 1997 for an aggregate price of approximately $25 million. The Convertible Preferred Stock, which is convertible into Common Stock on a one-for-one basis at $12.50 per share, subject to adjustment, beginning in 1998, is entitled to quarterly distributions equal to the greater of $.295 or 105% of the quarterly distribution on Common Stock. The Convertible Preferred Stock may be redeemed by the Company after five years at a 6% premium over the liquidation preference of $12.50 per share (plus accrued and unpaid dividends), with such premium declining to zero on or after December 31, 2011. Each share of Convertible Preferred Stock is entitled to one vote per share and holders will be entitled to vote on all matters submitted to a vote of holders of outstanding Common Stock. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain demand and piggyback registration rights with respect to such shares and the right to designate a member or members of the Board of Directors under certain circumstances. John D. McGurk is currently serving as Five Arrows' designee to the Board of Directors of the Company.

      On January 21, 1997, the company sold 700,000 shares of Convertible Preferred Stock to Five Arrows and used the net proceeds of $8.4 million to repay $7,996,817 of mortgage debt, including prepayments of $520,000. Such mortgage debt had been bearing interest at a stated rate of 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

      On April 28, 1997, the Company sold an additional 625,000 shares of Convertible Preferred Stock to Five Arrows. Net proceeds to the Company were approximately $7.8 million. On May 1, 1997, the Company used the net proceeds to acquire the Rancho Bernardo Property for $7,725,000.

      Pursuant to the agreement with Five Arrows, the Company may sell an additional 675,000 shares of Convertible Preferred Stock for a sale price of $8.4 million before December 31, 1997.

(9)   Legal Proceedings

      Ross Stores, Inc., the tenant of the Newark, California Property, has exercised an option to purchase such property for its fair market value as encumbered by a lease that expires on August 31, 2002 and presently provides for annual rental payments of $3,244,492. California state court ruled in favor of the tenant's motion to confirm an arbitration decision which would allow the tenant to purchase the property for $24.8 million on or about September 1, 1997. This motion was confirmed and the Company is appealing the decision, the outcome of which cannot be determined. The net book value of the assets related to the Newark Property at June 30, 1997 was $25,293,883, which included approximately $989,000 of straight-line rent receivable and approximately $526,000 of deferred expenses related to the REMIC Financing allocated to the Property. If the Company does not prevail on its appealing of the decision, the potential loss on the property would be approximately $430,000. Subject to the approval of the trustee under the REMIC trust, the Company is permitted to substitute another property into the REMIC Financing pool in place of the Newark Property. In the event the Company is unable to complete such substitution, the Company would be required to repay approximately $19.6 million of the REMIC Financing and would incur a prepayment premium of approximately $750,000.

(10)  Subsequent Events

      On July 7, 1997, the Company sold an additional 420,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters of the Company's equity offering in June 1997, raising additional gross proceeds of $5,775,000.

      On July 9, 1997, the Company acquired a 137,058 square foot office building leased to Bull HN Information Systems, Inc. (the "Bull Property") in Phoenix, Arizona for approximately $10.9 million. The purchase price was satisfied with approximately $600,000 in a promissory note issued to the seller, the assumption of approximately $5.9 million of mortgage debt which bears interest at 8.12% per annum, a credit received by the Company for the transfer of an existing security deposit of approximately $1.0 million and cash of approximately $3.4 million. The lease on the Bull Property is a net lease which expires in October 2005. The current annualized base rent is $972,118, which will increase by approximately 4.8% on October 10, 2000 and by approximately 2.5% annually thereafter. The average annual rent payable during the remaining lease term is approximately $1.028 million.

      On July 22, 1997, the Company acquired a two-story, 126,000 square foot office/research and development facility on 36.94 acres of land, leased to Lockheed Martin Corporation (the "Lockheed Property") for $15.5 million. The purchase price was satisfied with a drawdown on the Credit Facility in the amount of $5.5 million, and the balance in cash. The lease on the Lockheed Property is a net lease which expires on December 17, 2006. The current annualized base rent is $1,671,292 and will increase on December 18, 2001 by 75% of the cumulative increase in the Consumer Price Index for the preceding sixty months. The obligations of the lessee under the lease are unconditionally guaranteed by Honeywell, Inc. Currently, the entire land parcel is subject to the lease, however the Company has the right to have approximately 24 acres of the almost 37 acres removed from the lease without any reduction in the rent paid by the tenant.

      On July 21, 1997, the Company declared a dividend of $.29 per share to common stockholders of record on July 30, 1997 to be paid on August 14, 1997.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Lexington Corporate Properties, Inc. is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The Company currently owns controlling interests in forty-five properties and minority interests in two additional properties. The Properties owned by the Company are subject to triple net leases, the majority of which are net leased to investment grade corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships"). References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

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

As of June 30, 1997, the Company was the indirect or direct owner of forty-three real estate properties (or interests therein) (the "Properties") triple net leased to corporations, and owned minority interests in two additional triple net leased properties.

Liquidity and Capital Resources

Liquidity. The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its Credit Facility described below and proceeds from capital market transactions.

Real Estate Assets. As of June 30, 1997, the Company's real estate assets consisted of the Properties and two minority interests. The Properties are located in twenty-three states and contain an aggregate of 6,121,118 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

Public Equity Offering. In June 1997, the Company completed a public equity offering of 2.8 million shares of Common Stock at $13.75 per share, generating net proceeds of approximately $35.6 million. On July 7, 1997, the Company sold an additional 420,000 shares in connection with the exercise of an over-allotment option granted to the underwriters of the Company's offering in June 1997, raising additional net proceeds of approximately $5.4 million.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 1997, a total of thirty-seven properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $176,567,889. The weighted average interest rate on the Company's debt on such date was approximately 8.35% per annum. Approximate balloon payment amounts for the next five calendar years are due as follows: $10,007,000 in 1998; $5,563,000 in 1999 and $7,996,000 in 2000. There are no balloon payments due during 1997, 2001 or 2002. The ability of the Company to make such balloon payments will depend upon its ability to refinance the relevant mortgages, sell the mortgaged properties or draw from the Credit Facility sufficient amounts to satisfy such balloon payments. The ability of the Company to accomplish such goals may be affected by economic factors affecting the real estate industry generally, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time. As of June 30, 1997, the Company's total consolidated indebtedness (including origination fees payable and the related accrued interest) was approximately $183 million.

Mortgage Refinancing. On May 30, 1997, the Company completed the refinancing of $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company borrowed $24.25 million, with the excess proceeds used to pay a prepayment premium, accrued interest and transaction costs. As a result of the refinancing, the stated rate on the refinanced amount was reduced from 12.9% to 7.61% per annum, and commencing January 1, 1998, the Company's annual debt service payments will be reduced by approximately $1.35 million. The principal balance on the refinanced amount will fully amortize at maturity on October 1, 2009. This transaction resulted in an extraordinary loss of early retirement of debt of approximately $1.8 million in the accompanying consolidated statements of income.

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

Dividends. The Company paid a dividend of $.27 per share to stockholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996, $.28 per share in respect of the second and third quarters of 1996, and $.29 per share in respect of the fourth quarter of 1996 and the first quarter of 1997. On July 21, 1997, the Company declared a dividend in respect of the second quarter of 1997 of $.29 per share to stockholders of record as of July 30, 1997 to be paid on August 14, 1997. The Company's annualized dividend rate is currently $1.16 per share.

Revolving Credit Facility. The Company's Credit Facility provides for a maximum committed amount of $60,000,000. Borrowings under the Credit Facility bear interest at 1.5% over LIBOR. On June 24, 1997, the Company used a portion of the proceeds from the public equity offering to pay down the entire remaining outstanding $26.4 million balance. On July 22, 1997, in connection with a $15.5 million property acquisition, the Company took a drawdown on the Credit Facility in the amount of $5.5 million. The Credit Facility is collateralized by seven of the Company's Properties.

Preferred Stock Sale. In December 1996, the Company entered into an agreement with Five Arrows Realty Securities, L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Convertible Preferred Stock. In connection with this transaction, the Company designated 2,000,000 shares as "Class A Senior Cumulative Convertible Preferred Stock" and reserved for issuance up to 2,000,000 shares of its Common Stock upon the conversion of the Convertible Preferred Stock. Under the terms of the agreement, the Company may sell the Convertible Preferred Stock to Five Arrows at up to three closings, at the Company's option, during 1997 for an aggregate price of approximately $25 million. The Convertible Preferred Stock, which is convertible into Common Stock on a one-for-one basis at $12.50 per share, subject to adjustment, beginning in 1998, is entitled to quarterly distributions equal to the greater of $.295 or the product of 1.05 and the per share quarterly distribution on Common Stock. The Convertible Preferred Stock may be redeemed by the Company after five years at a 6% premium over the liquidation preference of $12.50 per share (plus accrued and unpaid dividends), with such premium declining to zero on or after December 31, 2011. Each share of Convertible Preferred Stock is entitled to one vote per share and holders will be entitled to vote on all matters submitted to a vote of holders of outstanding Common Stock. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain demand and piggyback registration rights with respect to such shares and the right to designate a member or members of the Board of Directors under certain circumstances. John D. McGurk is currently serving as Five Arrows' designee to the Board of Directors of the Company.

On January 21, 1997, the Company sold 700,000 shares of Convertible Preferred Stock to Five Arrows and used the proceeds to repay $7,996,817 of mortgage debt, including prepayment premiums of $520,000. Such mortgage debt had been bearing interest at 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

On April 28, 1997, the Company sold an additional 625,000 shares of Convertible Preferred Stock to Five Arrows, and on May 1, 1997 used the proceeds in a $7.725 million property acquisition.

Pursuant to the agreement with Five Arrows, the Company may sell an additional 675,000 shares of Convertible Preferred Stock for a sale price of $8.5 million before December 31, 1997.

Exchangeable Redeemable Secured Notes. In March 1997, in connection with the acquisition of the Exel Properties, LCIF issued and sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes bear interest at a rate of 8.0% per annum and mature in March 2004. The Notes are secured by first mortgage liens on the Exel Properties, are fully guaranteed by the Company, and can be exchanged by the holders thereof for shares of the Company's Common stock, par value $.0001 per share ("Common Stock"), at $13 per share beginning in the year 2000, subject to adjustment. The Notes require interest only payments semi-annually in arrears and may be redeemed at the Company's option after three years at a price of 103.2% of the principal amount thereof, declining to par after five years. In connection with the sale of the Notes, the Company entered into certain related agreements providing for, among other things, certain demand and piggyback registration rights to the initial purchaser of the Notes. The Notes are subordinated in right of payment to the Company's obligations under the Credit Facility.

Operating Partnership Structure. The Company controls two principal operating partnerships. This operating partnership structure enables the Company to acquire properties by issuing to a seller, as a form of consideration, operating partnership interests ("OP Units"). All of such OP Units are convertible at certain times into shares of Common Stock on a one-for-one basis and currently, a majority of such interests require the Company to pay certain distributions to the holders of such interests. As a result, the Company's cash available for distribution to holders of Common Stock and Convertible Preferred Stock is reduced by the amount of the distributions required by the terms of such OP Units, and the number of shares of Common Stock that will be outstanding in the future should be expected to increase, from time to time, as such OP Units and shares of Convertible Preferred Stock are converted into shares of Common
Stock. The Company accounts for these OP Units as minority interests. The table set forth below provides certain information with respect to such OP Units as of June 30, 1997.

                                                                    1997          Convertible
                                                                 Annualized        Shares of      Total Annual
                                                 Number of        Per Unit        Common Stock    Distribution
           Partnership or Class                Units Issued     Distribution         as of:         in 1997
--------------------------------------------  -----------------------------------------------------------------
LCIF - Special Limited Partners                      112,229    $       1.16      At any time    $     130,186
LCIF II - Special Limited Partners                    56,880    $       1.16      At any time    $      65,981
                                               -------------                                     -------------
   Subtotal: Special Limited Partners                169,109                                     $     196,167
                                               -------------                                     -------------
Barnes Partnerships:
Barngiant Livingston                                  52,335    $       0.27             3/04    $      14,130
Barnhale Modesto                                      23,267    $                        2/06              N/A
Barnes Rockshire                                      36,825    $         --             3/05              N/A
Barnvyn Bakersfield                                    7,441    $         --             1/03              N/A
Barnhech Montgomery                                   11,766    $       0.29             5/06    $       3,412
Barnward Brownsville                                  35,400    $         --            11/04             N/A
                                               -------------                                              ----
   Subtotal: Barnes Partnerships                     167,034                                     $      17,542
                                               -------------                                     -------------
Red Butte Creek Associates                         1,715,294    $       0.66             5/98    $   1,132,094
                                                     114,006    $       1.08             5/98    $     123,126
                                               -------------                                     -------------
   Subtotal: Red Butte Creek Associates            1,829,300                                     $   1,255,220
                                               -------------                                     -------------
Fort Street Partners                                 207,728    $         --             1/06              N/A
                                                      17,259    $       1.12             1/99    $      19,330
                                               -------------                                     -------------
   Subtotal: Fort Street Partners                    224,987                                     $      19,330
                                               -------------                                     -------------
Toy Properties Associates II                          94,999    $       1.12             1/99    $     106,398
Toy Properties Associates V                           34,988    $       1.12             1/99    $      39,186
Exel Partnership                                     480,028    $       1.16             4/99    $     556,832
                                               -------------                                     -------------
Grand Total                                        3,000,445                                       $ 2,190,675
                                               =============                                     =============

Holders of the LCIF and LCIF II special limited partner units receive distributions that are equal to distributions on Common Stock. Holders of the Barnes Partnerships units receive distributions as described in the table above until such units become eligible for conversion to Common Stock, upon which date they will receive distributions based on their respective partnership interest ownership percentages. The distribution to the class of Red Butte Creek Associates units consisting of 1,715,294 units will increase to $1.08 per unit annually in January 1998. The holders of the class of Red Butte Creek Associates units consisting of 114,006 units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.08 per unit. Holders of the class of Fort Street Partners units consisting of 17,259 units, the Toy Properties Associates II units and Toy Properties Associates V units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12. The holders of the class of Fort Street Partners units consisting of 207,728 units will receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12, when they become eligible for conversion into Common Stock. The holders of the Exel Partnership units receive distributions that are equal to distributions on Common Stock.

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

During the six months ended June 30, 1997, the Company completed the following acquisitions:

Cottondale, Alabama Property. On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Cottondale Property") in Cottondale, Alabama for approximately $2.9 million. The Cottondale Property is leased to Johnson Controls, Inc. under a net lease which expires in February 2007.. The current annualized base rent is $288,608 and increases annually by three times the percentage change in the Consumer Price Index ("CPI"), not to exceed 4.5%.

Exel Logistics Properties. On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net-leases with Exel Logistics, Inc. ("Exel") which expire in November 2006. The current annualized base rent under the leases is $2,536,941 and will increase by 9.27% on December 1, 1997 and by 9.27% every three years thereafter. The average annual net rent payable during the remaining terms of the leases is approximately $3.0 million, or approximately 11.1% of the purchase price. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

Rancho Bernardo Property. On May 1, 1997, the Company used the proceeds of the April Preferred Stock Sale to acquire an office/research and development facility in Rancho Bernardo, California (the "Rancho Bernardo Property") for $7,725,000. The Rancho Bernardo Property contains 65,755 net rentable square feet and is leased to Cymer, Inc. under the terms of a net lease which expires in December 2009. Upon acquisition, the lease provided for annualized base rental payments (including a management fee) of $736,872, which increased to $755,294 on June 1, 1997 and which will increase by approximately 5% every two years thereafter. The average annual net rent payable during the remaining lease term is $860,419, or approximately 11.1% of the purchase price.

During July 1997, the Company completed two additional acquisitions, described as follows:

Bull Property. On July 9, 1997, the Company acquired a 137,058 square foot office building leased to Bull HN Information Systems, Inc. (the "Bull Property") in Phoenix, Arizona for approximately $10.9 million. The purchase price was satisfied with approximately $600,000 in a promissory note issued to the seller, the assumption of approximately $5.9 million of mortgage debt which bears interest at 8.12% per annum, a credit received by the Company for the transfer of an existing security deposit of approximately $1.0 million and cash of approximately $3.4 million. The lease on the Bull Property is a net lease which expires October 10, 2005. The current annualized base rent is $972,118, which will increase by approximately 4.8% on October 10, 2000 and by approximately 2.5% annually thereafter.

Lockheed Property. On July 22, 1997, the Company acquired a two-story, 126,000 square foot office/research and development facility on 36.94 acres of land, leased to Lockheed Martin Corporation (the "Lockheed Property") for $15.5 million. The purchase price was satisfied with a drawdown on the Credit Facility in the amount of $5.5 million, and the balance in cash. The lease on the Lockheed Property is a net lease which expires on December 17, 2006. The current annualized based rent is $1,671,292 and will increase on December 18, 2001 by 75% of the cumulative increase in the Consumer Price Index for the preceding sixty months. The obligations of the lessee under the lease are unconditionally guaranteed by Honeywell, Inc. Currently, the entire land parcel is subject to the lease, however the Company has the right to have approximately 24 acres of the almost 37 acres removed from the lease without any reduction in the rent paid by the tenant.

Results of Operations

Quarter and six months ended June 30, 1997 compared to quarter and six months ended June 30, 1996

Total Revenues. Total revenues for the quarter and six months ended June 30, 1997 were $10,638,123 and $20,462,330, representing increases of $2,955,682 and
$5,980,533 from the same periods in 1996. The increases in revenues were primarily attributable to increases in rental revenue of $2,882,931 and $5,924,376 for the quarter and six month periods, respectively. Rental revenue increased primarily due to revenues from properties acquired in May and December 1996, and in February, March and May 1997. Interest and other revenues for the quarter and six months ended June 30, 1997 increased $72,751 and $56,157 from the same periods in 1996 primarily due to higher interest-bearing cash balances during the six months ended June 30, 1997.

Total Expenses. Total expenses for the quarter and six months ended June 30, 1997 were $8,504,476 and $16,487,505, representing increases of $2,597,684 and
$5,508,481 from the same periods in 1996. The increases were primarily attributable to increases in interest expense, depreciation and amortization of real estate, and amortization of real estate general and administrative expenses and amortization of deferred expenses, all of which increased principally as a result of property acquisitions and increased property portfolio activity.

Interest expense for the quarter and six months ended June 30, 1997 increased $1,321,988 and $2,982,554 from the same periods in 1996 primarily due to interest expense incurred on the additional debt obtained or assumed in connection with acquisitions in May and December 1996 and February and March 1997. Depreciation and amortization of real estate for the quarter and six months ended June 30, 1997 increased $787,117 and $1,682,595 from the same periods in 1996 primarily due to properties acquired in May and December 1996, and February, March and May 1997. General and administrative expenses for the quarter and six months ended June 30, 1997 increased $398,039 and $623,559 from the same periods in 1996 as a result of increases in certain operating costs due to the incremental growth of the Company. Additionally, property arbitration litigation expenses relating to the Newark, California Property of $167,351 were incurred during the quarter ended June 30, 1997. Amortization of deferred expenses for the quarter and six months ended June 30, 1997 increased $70,411 and $118,036 from the same periods in 1996 due to an increase in amortizable deferred loan expenses incurred in connection with debt obtained or assumed in property acquisitions.

Excluding the property arbitration litigation expenses, general and administrative expenses for the quarter and six months ended June 30, 1997 were approximately 9% of rental revenues, compared to approximately 10% for the same respective periods in 1996.

Net Income. Net income for the quarter and six months ended June 30, 1997 was $303,546 and $1,813,996, representing decreases of $1,324,952 and $1,487,947 from the same periods in 1996. The decreases were primarily attributable to an extraordinary loss on extinguishment of debt incurred in connection with the Salt Lake City debt refinancing, in the amount of $1,787,428. Income before extraordinary item for the quarter and six months ended June 30, 1997 increased $462,476 and $368,324 from the same periods in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement will be adopted for both interim and annual periods ending after December 15, 1997.

The following table reflects what the Company's basic and diluted EPS would have been under SFAS 128 for the quarters and six months ended June 30, 1997 and 1996:

                                              Quarters ended                   Six months ended
                                       June 30, 1997  June 30, 1996      June 30, 1997  June 30, 1996
                                       ----------------------------      ----------------------------
Basic:

Income before
     extraordinary item                      $  0.18        $ 0.17           $  0.33        $ 0.35
Extraordinary item -
     loss on extinguishment of debt            (0.18)           --             (0.19)           --
                                             -------        -------          -------        ------

Net income                                   $  0.00        $ 0.17           $  0.14        $ 0.35
                                             =======        =======          =======        ======
Diluted:

Income before
     extraordinary item                      $  0.14        $ 0.17           $  0.27        $ 0.34
Extraordinary item -
     loss on extinguishment of debt            (0.14)           --             (0.15)           --
                                             -------        -------          -------        ------

Net income                                   $  0.00        $ 0.17           $  0.12        $ 0.34
                                             =======        =======          =======        ======

Funds from Operations

The Company believes that funds from operations ("FFO") enhances the understanding of the Company's financial condition, results of operations and cash flows. The Company believes it is an appropriate measure of the performance of an equity REIT because industry analysts have accepted it as a performance measure of equity REIT, and it can be one measure of a REIT's ability to make cash distributions. FFO is defined by the National Association of Real Estate Investment Trusts as "net income (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus depreciation and after adjustments for unconsolidated partnerships and joint ventures." The Company's FFO, which also excludes other non-recurring revenue and expense items, is not comparable to other REITs that do not define FFO exactly as the Company does. FFO should not be construed as an alternative to operating income or net income as determined in accordance with GAAP, as an indicator of the Company's operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity or other consolidated income or cash flow statement data as determined in accordance with GAAP.

The Company reports from operations on a fully diluted basis (total FFO) assuming the conversion of all operating partnership units. This reporting method treats all operating partnership units as common stock equivalents even though many units are not immediately convertible and receive distributions below the level paid in respect of the Company's common stock.

The following table reflects the Company's FFO for the quarter and six months ended June 30, 1997 and 1996:

                                                              Quarter ended                   Six months ended
                                                     June 30, 1997    June 30, 1996    June 30, 1997    June 30, 1996
                                                     -------------    -------------    -------------    -------------
Net income                                           $    303,546      $ 1,628,498     $  1,813,996     $   3,301,943

Add back:
     Depreciation and amortization of real estate       2,614,850        1,827,733        5,075,395         3,392,800
     Minority interests share of income                    42,673          147,151          304,558           200,830
     Losses from debt restructuring                     1,787,428               --        1,856,271                --
     Property arbitration litigation expense              167,351               --          167,351                --
     Non-recurring stock compensation                          --          147,066               --           294,132
                                                     ------------      -----------     ------------     -------------
Total FFO - for shares and partnership units            4,915,848        3,750,448        9,217,571         7,189,705

Less:
     Minority interests share of depreciation            (451,568)        (163,106)        (805,815)         (165,036)
     Minority interests share of income                   (42,673)        (147,151)        (304,558)         (200,830)
                                                     ------------      -----------     ------------     -------------

FFO - for common and preferred shares only           $  4,421,607      $ 3,440,191     $  8,107,198      $  6,823,839
                                                     ============      ===========     ============     =============
Weighted average common and preferred
     shares outstanding                                10,833,374        9,383,641       10,512,972         9,370,584
Weighted average OP units outstanding                   3,000,445        1,140,232        2,796,234           738,187
                                                     ------------      -----------     ------------     -------------

Total weighted average shares and units                13,833,819       10,523,873       13,309,206        10,108,771
                                                     ============      ===========     ============     =============

Below are the cash flows provided by (used in) operating, investing and financing activities for the quarters and six months ended June 30, 1997 and 1996:

                                               Quarters ended                    Six months ended
                                       June 30, 1997  June 30, 1996      June 30, 1997    June 30, 1996
                                       -------------  -------------      -------------    -------------
Cash flows provided by (used in):
Operating activities                    $ 5,027,496     $ 3,739,969     $  9,504,045       $ 6,915,449
Investing activities                     (8,053,146)     (2,138,796)     (32,382,615)       (2,232,482)
Financing activities                     10,762,793      (1,680,942)      32,277,078        (4,840,413)
                                        ===========     ===========     ============       ===========

The number of weighted average shares used by the Company in calculating FFO differs from those used in calculating earnings per share under generally accepted accounting principles.

The Company's dividends declared, on a weighted average basis, to be paid to stockholders (including preferred stockholders) amounted to approximately 71% of the Company's FFO for the quarter ended June 30, 1997. The Company's total declared dividends and partnership distributions, on a weighted average basis, amounted to approximately 75% of the Company's FFO for the quarter ended June 30, 1997.

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings - not applicable.

ITEM 2.     Changes in Securities - not applicable.

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders -

            At the Company's Annual Meeting of Stockholders held on May 20, 1997, the following actions were taken:

            The stockholders elected the seven individuals nominated to serve as directors of the Company until the 1998 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Stockholders and Proxy Statement for the Annual Meeting (together, the "Proxy Statement"). The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                            For            Withheld
                                            ---            --------
                  E. Robert Roskind      7,533,859          235,781
                  Richard J. Rouse       7,537,373          232,267
                  T. Wilson Eglin        7,555,692          213,948
                  Carl D. Glickman       7,534,832          234,808
                  Kevin W. Lynch         7,418,800          350,840
                  John D. McGurk         7,537,373          232.267
                  Seth M. Zachary        7,537,373          232,267

            The stockholders also approved the following two other proposals set forth in the Company's Proxy Statement, with the number of votes for, against and abstaining set forth:

            Proposal 2: To adopt, ratify and approve the issuance and sale by the Company of the Company's Class A Senior Cumulative Preferred Stock pursuant to an Investment Agreement dated as of December 31, 1996 between the Company and Five Arrows Realty Securities, L.L.C.

                             For               Against          Abstained
                             ---               -------          ---------
                          4,719,340            356,422           224,947

            Proposal 3: To consider and approve the adoption of an Agreement and Plan of Merger to effect the reorganization of the Company from a Maryland corporation to a Maryland statutory real estate investment trust.

                             For               Against          Abstained
                             ---               -------          ---------
                          4,388,327            87,410            207,732

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibits -

                  Exhibit No.     Exhibit
                  -----------     -------
                      11          Schedule of Computations of Per Share Earnings
                      27          Financial Data Schedule

            (b) Reports on Form 8-K filed during the quarter ended June 30, 1997.

                  Acquisition of three properties on March 19, 1997, and the sale of 8% Exchangeable Notes on March 19 and March 31, 1997 - filed April 25, 1997.

                  Acquisition of a property on May 1, 1997, and an announcement that the Company entered into a definitive agreement on May 29, 1997 to acquire three properties through a merger with Corporate Realty Income Trust I ("CRIT") - filed June 2, 1997.

                  Preliminary purchase agreement dated June 2, 1997 between the Company and certain underwriters providing for up to 2,300,000 shares of the Company's Common Stock in a public offering, subject to completion - filed June 2, 1997.

                  Announcement of a definitive agreement on May 29, 1997 to a acquire three properties through a merger with CRIT - filed June 2, 1997, and Amendment No. 1 thereto, containing audited financial statements of CRIT for the year ended December 31, 1996, filed June 17, 1997.

                  Purchase agreement dated June 17, 1997 between the Company and certain underwriters providing for up to 3,220,000 shares of the Company's Common Stock in a public offering - filed June 20, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Lexington Corporate Properties, Inc.




Date:  August 14, 1997          By:  /s/ E. Robert Roskind
       ----------------            ---------------------------------------------
                                     E. Robert Roskind
                                     Chairman and Co-Chief Executive Officer



Date: August 14, 1997           By:  /s/ Paul R. Wood
      -----------------            ---------------------------------------------
                                     Paul R. Wood
                                     Vice President and Chief Accounting Officer