Form 10-Q
period 1997-09-30
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-11-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

                                               Yes x   No
                                                  ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 12,713,663 shares of common stock, par value $.0001 per share on October 30, 1997.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 1997 (Unaudited) and December 31, 1996

                (in thousands, except share and per share data)

                                                                     September 30,  December 31,
                                ASSETS                                   1997          1996
                                                                         ----          ----

Real estate, at cost: (notes 4 and 5)                                  $415,433     $339,411
Less:  accumulated depreciation and amortization                         55,632       51,343
                                                                         ------       ------
                                                                        359,801      288,068

Cash and cash equivalents                                                 3,268        2,468
Restricted cash                                                           4,133        3,750
Other assets, net (note 2)                                               16,330       14,840
                                                                         ------       ------
                                                                       $383,532     $309,126
                                                                        =======      =======

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable, including accrued interest (note 5)            $199,550     $186,188
Subordinated notes payable, including accrued interest                    1,936        1,973
Origination fees payable, including accrued interest and
   accumulated accretion (note 7)                                         4,546        4,379
Accounts payable and other liabilities                                    2,801        1,394
                                                                          -----        -----
                                                                        208,833      193,934
                                                                        -------      -------
Minority interests (note 8)                                              28,232       22,533
                                                                         ------       ------
                                                                        237,065      216,467
                                                                        -------      -------

Stockholders' equity (notes 3 and 9):
   Preferred stock, par value $0.0001 per share; authorized
     10,000,000 shares.  Class A Senior Cumulative
     Convertible Preferred, liquidation preference $12.50 per share,
     1,325,000 shares issued and outstanding at September 30, 1997          ---          ---
   Excess stock, par value $0.0001 per share; authorized
     40,000,000 shares, issued none                                         ---          ---
   Common stock, par value $0.0001 per share, authorized
     40,000,000 shares, 12,713,663 and 9,426,900 shares issued
     and outstanding in 1997 and 1996, respectively                           1            1
   Additional paid in capital                                           194,787      136,956
   Accumulated distributions in excess of net income                   (48,321)     (44,298)
                                                                       --------     --------
     Total stockholders' equity                                         146,467       92,659
                                                                        -------       ------
                                                                       $383,532     $309,126
                                                                        =======      =======

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                 Quarters ended September 30, 1997 and 1996 and
                  Nine Months Ended September 30, 1997 and 1996
          (Unaudited and in thousands, except share and per share data)


                                                                               Nine Months     Nine Months
                                              Quarter Ended    Quarter Ended      Ended           Ended
                                              September 30,    September 30,   September 30,   September 30,
                                                   1997           1996           1997             1996
                                                   ----           ----           ----             ----
Revenues:

   Rental (notes 2, 4, and 6)                     $11,242         $8,552       $31,420        $  22,805
   Interest and other                                 163            103           447              331
                                                      ---            ---           ---              ---
                                                   11,405          8,655        31,867           23,136
                                                   ------          -----        ------           ------

Expenses:

   Interest expense (notes 5 and 7)                 4,045          3,613        12,628            9,213
   Depreciation and amortization of real estate     2,844          2,117         7,920            5,510
   Amortization of deferred expenses                  234            153           649              450
   General and administrative expenses                874            760         2,885            2,147
   Other expenses                                     213            197           616              499
                                                    -----          -----         -----            -----
                                                    8,210          6,840        24,698           17,819
                                                    -----          -----        ------           ------

     Income before minority interests, gain on
       sale of property and extraordinary item      3,195          1,815         7,169            5,317

   Minority interests (note 8)                        854            260         1,158              460
                                                      ---            ---         -----              ---

     Income before gain on sale of
       property and extraordinary item              2,341          1,555         6,011            4,857

   Gain on sale of property (note 4)                3,517            ---         3,517              ---
                                                    -----            ---         -----              ---

   Income before extraordinary item                 5,858          1,555         9,528            4,857

   Extraordinary item - loss on extinguishment
     of debt (notes 4 and 5)                        2,033            ---         3,889              ---
                                                    -----            ---         -----              ---

       Net income                                  $3,825         $1,555        $5,639           $4,857
                                                    =====          =====         =====            =====




                                                                     (Continued)

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                 Quarters ended September 30, 1997 and 1996 and
                  Nine Months Ended September 30, 1997 and 1996
          (Unaudited and in thousands, except share and per share data)

                                                                                              Nine Months       Nine Months
                                                             Quarter Ended    Quarter Ended      Ended             Ended
                                                             September 30,    September 30,   September 30,     September 30,
                                                                 1997            1996            1997                1996
                                                                 ----            ----            ----                ----
Net income per common share - primary:
Income before extraordinary item, per share                $      0.41      $      0.17     $      0.77      $       0.52

Extraordinary item - loss on extinguishment
   of debt, per share                                            (0.15)             --            (0.35)               --
                                                                 -----            ----            -----              ----


Net income per share                                       $      0.26      $      0.17     $      0.42      $       0.52
                                                           ===========      ===========     ===========      ============


Weighted average shares outstanding                         13,252,155        9,407,726      11,142,774         9,383,055
                                                            ==========        =========      ==========         =========


Net income per common share fully diluted (note 2):
Income before extraordinary item, per share                $      0.39      $      0.15     $      0.70      $       0.49

Extraordinary item - loss on extinguishment
   of debt, per share                                            (0.13)             --            (0.28)              --
                                                                 -----            ----            -----              ----


Net income per share                                       $      0.26      $      0.15     $      0.42      $       0.49
                                                           ===========      ===========     ===========      ============


Weighted average shares outstanding                         15,921,698       11,671,574      13,736,302        10,698,871
                                                            ==========       ==========      ==========        ==========

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months ended September 30, 1997 and 1996
                          (Unaudited and in thousands)

                                                                                    Nine Months Ended   Nine Months Ended
                                                                                      September 30,      September 30,
                                                                                          1997              1996
                                                                                        --------         --------
Cash flows from operating activities:
   Net income                                                                           $  5,639         $  4,857
   Adjustments to reconcile net income to cash provided by operating activities:
       Depreciation and amortization                                                       8,569            5,960
       Gain on sale of property                                                           (3,517)              --
       Extraordinary item - loss on extinguishment of debt                                 3,889               --
       Increase in accounts payable and other liabilities                                  1,407              727
       Other adjustments, net                                                                209             (371)
                                                                                        --------         --------
         Total adjustments                                                                10,557            6,316
                                                                                        --------         --------
         Net cash provided by operating activities                                        16,196           11,173
                                                                                        --------         --------

Cash flows from investing activities:
       Acquisitions of real estate properties and partnerships, net of issuance of special limited partnership units, cash received
         and liabilities assumed                                                         (85,594)          (2,232)
       Proceeds from sale of property                                                     21,362               --
                                                                                        --------         --------
         Net cash used in investing activities                                           (64,232)          (2,232)
                                                                                        --------         --------
Cash flows from financing activities:
       Proceeds of mortgage notes payable                                                 83,542            4,990
       Repayments on mortgage notes                                                      (76,115)          (6,325)
       Prepayment premium on early retirement of debt                                     (3,560)              --
       Proceeds from common stock issued, net of offering costs                           41,811              870
       Proceeds from preferred stock issued, net of offering costs                        16,021               --
       Dividends to stockholders                                                          (9,662)          (7,690)
       Increase in deferred expenses                                                      (1,358)             (58)
       Cash distributions to minority interests                                           (1,460)            (487)
       Increase in restricted cash                                                          (383)            (516)
       Decrease in escrow deposits                                                            --              550
                                                                                        --------         --------
         Net cash provided by (used in) financing activities                              48,836           (8,666)
                                                                                        --------         --------

       Increase in cash and cash equivalents                                                 800              275
Cash and cash equivalents at beginning of period                                           2,468            2,589
                                                                                        --------         --------
Cash and cash equivalents at end of period                                              $  3,268         $  2,864
                                                                                        ========         ========

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest                                             $ 12,467         $  9,353
                                                                                        ========         ========

   Cash paid during the period for taxes                                                $     89         $    132
                                                                                        ========         ========


                                                                     (Continued)

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                  Nine Months ended September 30, 1997 and 1996
                          (Unaudited and in thousands)

Supplemental disclosure of non-cash investing and financing activities:

On July 9, 1997, in connection with a property acquisition, the Company assumed approximately $5.9 million of first mortgage financing.

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

       LEXINGTON CORPORATE PROPERTIES, INC. AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997

                                   (Unaudited)


(1)      The Company

         Lexington Corporate Properties, Inc. is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of September 30, 1997, the Company owned controlling interests in forty-five properties (the "Properties") and minority interests in two additional properties. The Properties owned by the Company are subject to triple net leases. A majority of the Company's tenants have debt ratings of investment grade (based on annual net effective rate). The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships"). References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

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

         The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including, Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II as well as a general partner and majority limited partner in four other partnerships and, accordingly, accounts for them on a consolidated basis. Entities in which the Company has an interest of less than 50% are accounted for under the equity method and the investments in these partnerships are included in other assets in the accompanying consolidated balance sheets.

         REVENUE. The Company has determined that the leases relating to the Properties are operating leases. Rental revenue is recognized on a straight-line basis over the minimum lease terms. The Company's rent receivable, which is included in other assets in the condensed consolidated balance sheets, primarily consists of the amounts of the excess of rental revenues recognized on a straight-line basis over the annual rents collectible under the leases.

         DEFERRED FINANCING EXPENSES AND FEES. Deferred expenses, which are included in other assets in the condensed consolidated balance sheets, are composed principally of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the mortgages.

         Fees incurred in connection with properties acquired have been capitalized as a cost of the properties upon acquisition.

         Origination fees payable obligations have been discounted using an annual rate of 13%.

         EARNINGS PER SHARE. Primary net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Reported primary per-share amounts are based on 13,252,155 and 9,407,726 common and common equivalent shares for the quarters ended September 30, 1997 and 1996, and 11,142,774 and 9,383,055 common and common equivalent shares for the nine months ended September 30, 1997 and 1996, respectively.

         Fully diluted net income per share amounts are similarly computed but include the effect, when dilutive of the Company's other potentially dilutive securities. Fully diluted net income excludes preferred dividends. The Company's Convertible Preferred Stock, OP Units and Exchangeable Notes are excluded from the 1997 computation due to their anti-dilutive effect during that period. Reported fully diluted per share amounts are based on 15,921,698 and 11,671,574 common and common equivalent shares for the quarters ended September 30, 1997 and 1996, and 13,736,302 and 10,698,871 common and common equivalent shares for the nine months ended September 30, 1997 and 1996, respectively.

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

(3)      Public Equity Offering

         In June 1997, the Company completed a public equity offering of 2.8 million shares of Common Stock at $13.75 per share, generating gross proceeds of $38.5 million. On June 24, 1997, the Company used a portion of the proceeds from the offering to pay down the entire amount outstanding under its revolving credit facility (the "Credit Facility"), which, on that date, was $26.4 million.

         Additionally, on July 7, 1997, the Company sold an additional 420,000 shares of Common Stock in connection with the exercise of an over-allotment option granted to the underwriters of the Company's equity offering in June 1997, raising additional gross proceeds of $5.775 million.

         In the aggregate, the proceeds of the offering, net of underwriting fees and other offering costs, amounted to approximately $40.984 million. The excess proceeds, after the pay down of the Credit Facility, were used to fund property acquisitions and for other general corporate purposes.

 (4)     Investments in Real Estate

         On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Cottondale Property") in Cottondale, Alabama for approximately $2.9 million. The Cottondale Property is leased to Johnson Controls, Inc. under a net lease which expires in February 2007. The current annual net effective rent is $289,000 and increases annually by three times the percentage change in the Consumer Price Index ("CPI"), not to exceed 4.5%.

         On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for approximately $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net leases with Exel Logistics, Inc. ("Exel") which expire in November 2006. The current annual net effective rent under the leases is $2,537,000 and will increase by 9.27% on December 1, 1997 and by 9.27% every three years thereafter. The average annual net effective rent payable during the terms of the leases is approximately $3.0 million, or approximately 11.1% of the purchase price. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

         On May 1, 1997, the Company used the net proceeds of an additional sale of Convertible Preferred Stock to acquire an office/research and development facility in Rancho Bernardo, California (the "Rancho Bernardo Property") for approximately $7.7 million. The Rancho Bernardo Property contains 65,755 net rentable square feet and is leased to Cymer, Inc. under the terms of a net lease which expires in December 2009. Upon acquisition, the lease provided for annual net effective rent (including a management fee) of $737,000, which increased to $755,000 on June 1, 1997 and which will increase by approximately 5% every two years thereafter. The average annual net effective rent payable during the lease term is approximately $860,000, or approximately 11.1% of the purchase price.

         On July 9, 1997, the Company acquired a 137,058 square foot office building leased to Bull HN Information Systems, Inc. (the "Bull Property") in Phoenix, Arizona for approximately $10.9 million. The purchase price was satisfied with approximately $600,000 in a promissory note issued to the seller, the assumption of approximately $5.9 million of mortgage debt which bears interest at 8.12% per annum, a credit received by the Company for the transfer of an existing security deposit of approximately $1.0 million and cash of approximately $3.4 million. The lease on the Bull Property is a net lease which expires in October 2005. The current annual net effective rent is $972,000, which will increase by approximately 4.8% on October 10, 2000 and by approximately 2.5% annually thereafter. The average annual net effective rent payable during the lease term is approximately $1.03 million.

         On July 22, 1997, the Company acquired a two-story, 126,000 square foot office/research and development facility on 36.94 acres of land, leased to Lockheed Martin Corporation (the "Lockheed Property") for $15.5 million. The purchase price was satisfied with a draw-down on the Credit Facility in the amount of $5.5 million and the balance in cash. The lease on the Lockheed Property is a net lease which expires on December 17, 2006. The current annual net effective rent is $1,671,000 and will increase on December 18, 2001 by 75% of the cumulative increase in the CPI for the preceding sixty months. The obligations of the lessee under the lease are unconditionally guaranteed by Honeywell, Inc. Currently, the entire land parcel is subject to the lease; however, the Company has the right to have approximately 24 acres of the almost 37 acres removed from the lease without any reduction in the rent paid by the tenant.

         On September 2, 1997, the Company sold its property leased to Stratus Computer, Inc. in Marlborough, Massachusetts (the "Stratus Property") for approximately $21.36 million, realizing a gain of approximately $3.5 million. In connection with the Status Property sale, the Company realized net cash proceeds of approximately $9.3 million after repaying a first mortgage loan with a balance of approximately $9.97 million and a related prepayment premium of approximately $1.86 million. In addition, the Company incurred a write-off of unamortized loan costs of approximately $171,000.

         On September 4, 1997, the Company acquired in a sale/leaseback transaction the headquarters of FirstPlus Financial Group, Inc. (the "FirstPlus Property") for $32.56 million. The FirstPlus Property consists of a 248,000 square foot eight-story office building located on 8.7 acres in the Stemmons Freeway submarket of Dallas, Texas. At the closing, the Company entered into a net lease with FirstPlus for fifteen years, with four five-year renewal options in favor of FirstPlus at fair market value. The annual net effective rent begins at $3.22 million, or 9.9% of the purchase price, and will increase by 10% every five years. The acquisition was financed with proceeds of approximately $9.5 million from the sale of the Stratus Property and a draw on the Company's revolving line of credit in the amount of $23 million. The average annual net effective rent payable during the lease term is approximately $3.56 million.

         The following unaudited pro forma operating information for the nine months ended September 30, 1997 and 1996 was prepared as if the above acquisitions and dispositions and an acquisition made on October 31, 1997 (see note 11, Subsequent Events) had been consummated as of January 1, 1996. The information provided does not purport to be indicative of what the operating results of the Company would have been had the acquisition and disposition been consummated on the date assumed. The pro forma amounts are as follows (in thousands, except per share data):



                                    Unaudited Pro Forma               Historical
                                     Nine Months ended             Nine Months ended
                                September 30,  September 30,  September 30,  September 30,
                                    1997           1996           1997           1996
                                    ----           ----           ----           ----
Revenues                           $37,485        $36,276        $31,867        $23,136
Income before extraordinary item   $ 8,470        $ 9,189        $ 9,528        $ 4,857
Net income                         $ 8,470        $ 9,189        $ 5,639        $ 4,857
Net income per share:
  Primary                          $  0.57        $  0.98        $  0.42        $  0.52
  Fully diluted                    $  0.57        $  0.94        $  0.42        $  0.49


(5)      Mortgage Notes Payable

         On January 22, 1997, the mortgages secured by four of the Company's Properties were paid in full. The aggregate principal amount was $7,997,000 and the aggregate prepayment premiums were approximately $520,000. The stated interest rate on these four mortgages was 12.625%. The aggregate payments approximated the fair value assigned to the mortgages when the related properties were acquired in December 1996.

         In March 1997, in connection with the acquisition of the Exel Properties, LCIF issued and sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Exchangeable Notes") to an institutional investor in a private placement. The Exchangeable Notes bear interest at a rate of 8.0% per annum and mature in March 2004. The Exchangeable Notes are secured by first mortgage liens on the Exel Properties, are fully guaranteed by the Company, and can be exchanged by the holders thereof for shares of the Company's common stock, par value $.0001 per share (the "Common Stock"), at $13 per share beginning in the year 2000, subject to adjustment. The Exchangeable Notes require interest only payments semi-annually in arrears and may be redeemed at the Company's option after three years at a price of 103.2% of the principal amount thereof, declining to par after five years. In connection with the sale of the Exchangeable Notes, the Company entered into certain related agreements providing for, among other things, certain demand and piggyback registration rights to the initial purchaser of the Exchangeable Notes. The Exchangeable Notes are subordinated in right of payment to the Company's obligations under its revolving Credit Facility.


         On March 31, 1997, the Company repaid in full the bridge financing secured by a mortgage on the Franklin, North Carolina Property, which had a principal amount of $2,829,000. This amount was satisfied with cash and with proceeds from permanent financing obtained on this Property in the amount of $2.3 million. The new mortgage, which has an eighteen-year term, bears interest at 8.5% per annum and requires monthly payments of interest and principal which will be sufficient to fully amortize the principal balance at maturity on April 1, 2015.

         On May 30, 1997, the Company completed the refinancing of $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company borrowed $24.25 million, with the excess proceeds used to pay a prepayment premium in an amount of approximately $1.67 million, plus accrued interest and transaction costs. As a result of the refinancing, the stated rate on the refinanced amount was reduced from 12.9% to 7.61% per annum, and, commencing January 1, 1998, the Company's annual debt service payments will be reduced by approximately $1.35 million. The principal balance on the refinanced amount will fully amortize at maturity on October 1, 2009. This transaction resulted in an extraordinary loss on early retirement of debt of approximately $1.8 million in the accompanying consolidated statements of income.

         On July 9, 1997, in connection with the Bull Property acquisition, the Company assumed approximately $5.9 million of mortgage debt which bears interest at 8.12% per annum and matures in October 2005 with a balloon payment of approximately $4.2 million due at that time. Additionally, the Company issued a promissory note to the seller in an amount of approximately $600,000 which bears interest at 12% per annum and matures on September 30, 2005 with all unpaid accrual interest and principal due on that date.

         On September 2, 1997, the Company sold the Stratus Property for approximately $21.36 million and used a portion of the proceeds to repay a first mortgage loan encumbering the property which had a balance of approximately $9.97 million.

         Since July 1, 1997, in connection with property acquisitions, the Company drew down a total of $28.5 million of borrowings under its Credit Facility which remained outstanding as of September 30, 1997 and was bearing interest at a rate of 7.18% per annum.

         At September 30, 1997, the Company was in compliance with the covenants of its debt agreements.

 (6)     Leases

         Minimum future rents receivable under non-cancelable operating leases as of September 30, 1997 are as follows (in thousands):

                             Year ending
                             December 31
                             -----------
                             1997 (3 months)                           $    10,496
                             1998                                           41,207
                             1999                                           40,795
                             2000                                           40,432
                             2001                                           37,844
                             2002                                           35,509
                             Thereafter                                    200,288
                                                                           -------

                                                                       $   406,571
                                                                       ===========


        Bank One, Arizona, N.A., the tenant which occupies the Company's 178,000 square foot office facility in Phoenix, Arizona, has exercised a five year renewal effective December 1, 1998 at an annual net effective rent of $1.9 million. The tenant may terminate the lease on December 1, 2000 by giving one year notice in advance and paying a lease termination penalty of $2.85 million.

 (7)     Related Party Transactions

         In connection with the origination fees payable, the Company is obligated to pay The LCP Group, L.P. ("LCP"), a related party to the Company, an aggregate principal amount of $1,778,000 for rendering services in connection with the original acquisitions of certain properties. Simple interest is payable quarterly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly or quarterly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding. The original principal amounts have been discounted at an annual rate of 13%. Accumulated accretion on origination fees payable was $441,000 and $395,000 at September 30, 1997 and December 31, 1996, respectively.

 (8)     Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in partnerships controlled by the Company as a form of consideration. All of such interests are convertible at certain times into shares of Common Stock on a one-for-one basis at various dates through May 2006. See "Liquidity and Capital Resources - Operating Partnership Structure."

        In connection with the acquisition of the Exel Properties, an unaffiliated partnership (the "Exel Partnership") merged into LCIF. As a result of the merger, LCIF issued 480,028 OP Units exchangeable for Common Stock, which units are entitled to distributions at the same dividend rate as Common Stock. At the time of the merger, the Exel Partnership's sole assets were approximately $6.0 million of cash (from the prior sale of a property) and the right to acquire the Properties in a tax-free exchange under Internal Revenue Code Section 1031. The proceeds from the issuance of these OP Units were recorded as minority interest in the accompanying consolidated financial statements.

        Following the acquisition of the Exel Properties, the total number of OP Units of LCIF outstanding as of September 30, 1997 was 3,000,445. These OP Units, subject to certain adjustments through the date of conversion, have distributions per OP Unit in varying amounts up to $1.16 per OP Unit.

         Minority interests in the accompanying consolidated financial statements relate to interests in such partnerships held by parties other than the Company.

 (9)     Preferred Stock

         In December 1996, the Company entered into an agreement with Five Arrows Realty Securities, L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Convertible Preferred Stock. In connection with this transaction, the Company designated 2,000,000 shares as "Class A Senior Cumulative Convertible Preferred Stock" and reserved for issuance up to 2,000,000 shares of its Common Stock upon the conversion of the Convertible Preferred Stock. Under the terms of the agreement, the Company may sell the Convertible Preferred Stock to Five Arrows at up to three closings, at the Company's option, during 1997 for an aggregate price of approximately $25 million. The Convertible Preferred Stock, which is convertible into Common Stock on a one-for-one basis at $12.50 per share, subject to adjustment, beginning in 1998, is entitled to quarterly distributions equal to the greater of $.295 or 105% of the quarterly distribution on the Common Stock. The Convertible Preferred Stock may be redeemed by the Company after five years at a 6% premium over the liquidation preference of $12.50 per share (plus accrued and unpaid dividends), with such premium declining to zero on or after December 31, 2011. Each share of Convertible Preferred Stock is entitled to one vote per share and holders will be entitled to vote on all matters submitted to a vote of holders of outstanding Common Stock. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain demand and piggyback registration rights with respect to such shares and the right to designate a member or members of the Board of Directors under certain circumstances. John
         D. McGurk is currently serving as Five Arrows' designee to the Board of Directors of the Company.

         On January 21, 1997, the Company sold 700,000 shares of Convertible Preferred Stock to Five Arrows and used the net proceeds of $8.4 million to repay $7,997,000 of mortgage debt, including prepayments of $520,000. Such mortgage debt had been bearing interest at a stated rate of 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

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

 (10)    Legal Proceedings

        Ross Stores, the tenant of the Company's Ross Stores Newark Property, has exercised an option in the lease to purchase the Ross Stores Newark Property for its fair market value, which was determined by arbitration based on estimates of fair market value submitted by Ross Stores and the Company. Under the terms of the arbitration, the arbitrator was required to select the submission of either the Company or Ross Stores whichever more closely approximated the arbitrator's own opinion of fair market value, and was not permitted any discretion to select another valuation. The opinion of value selected by the arbitrator is deemed the purchase price. The estimate of fair market value of the Ross Stores Newark Property submitted by Ross Stores more closely approximated the arbitrator's opinion of value and, accordingly, was selected by the arbitrator and confirmed by the Superior Court of the State of California (the "Superior Court"). The arbitrator's opinion of value was based on numerous factors, including current and future market rental rates, the length of the Ross Stores Newark Property lease, the creditworthiness of Ross Stores and rates of return required by investors who acquire similar properties. The arbitration decision would have allowed Ross Stores to purchase the Ross Stores Newark Property for $24.8 million on or about September 1, 1997. The Company has appealed the Superior Court decision which has resulted in a stay of Ross Stores' exercise of its purchase right. The outcome of such appeal cannot be determined at this time. If the Company is successful on its appeal, the parties will go back to the arbitration process and await a new opinion of value. On August 26, 1997, the Superior Court ruled in favor of a motion made by Ross Stores to require the Company to post a bond equivalent to one year's rent, in the amount of approximately $3.4 million, securing the Company's potential reimbursement of Ross Stores for rental payments made following September 1, 1997 in the event that the sale was deemed to be consummated as of such date. The Company has posted the bond at a cost of approximately $17,000. The net book value of the Ross Stores Newark Property at September 30, 1997 was $25.0 million, which includes approximately $1.5 million of deferred rent and deferred expenses related to the Company's refinancing of certain properties, which were allocated to the Ross Stores Newark Property. If the Company does not prevail on its appeal of the Superior Court decision, the potential loss on the sale of the Ross Stores Newark Property as of September 1, 1997 would have been approximately $400,000, after a write-off of $515,000 of deferred financing expenses. As of December 31, 1996, the annual net effective rent for the Ross Stores Newark Property was approximately $3.3 million, which increased to approximately $3.4 million commencing September 1, 1997. Revenue derived from the Ross Stores Newark Property accounted for approximately 10.0% and 7.8% of the Company's consolidated rental revenue for 1996 and for the nine months ended September 30, 1997, respectively. Unless offset by other revenue sources, the loss of such annual rental revenue from the Ross Stores Newark Property will adversely affect the Company's results of operations.

 (11)    Subsequent Events

        On October 20, 1997, the Company declared a dividend of $.29 per share of Common Stock to stockholders of record on October 30, 1997 to be paid on November 14, 1997.

         On October 31, 1997, the Company acquired a newly constructed 276,480 square foot, build-to-suit, warehouse/distribution facility in Waterloo, Iowa (the "Ryder Property") for approximately $9.3 million. The Ryder Property is 100% net leased to Ryder Integrated Logistics, a wholly owned subsidiary of Ryder Systems, Inc. under a net lease which expires in 2012. The acquisition was financed by a draw-down from the Credit Facility. The current annual net effective rent is $891,000, or 9.6% of the purchase price, which will escalate at the end of the fifth year of the lease to an annual net effective rent of $998,000 and at the end of the tenth year to an annual net effective rent of $1,117,000. Rent payments for the Ryder Property are guaranteed by the tenant's parent, Ryder Systems, Inc. The average annual net effective rent payable on the Ryder Acquisition during the lease term is $1,002,000.

(12)     Commitments - Pending Acquisitions

        The Company has entered into a definitive agreement to acquire a 179,300 square foot, build-to-suit, office facility in Florence, South Carolina for $15.02 million which will be net leased to Fleet Mortgage Group, Inc. for ten years. On the basis of a project cost of $15.02 million, the annual net effective rent during the first five years of the lease would be $1,520,000, or 10.1% of the estimated purchase price, which would escalate at the end of the fifth lease year by 17% to $1,780,000. The average annual effective net rent payable during the lease term would be approximately $1.65 million, or 10.99% of the purchase price. Construction of the property is scheduled for completion in the third quarter of 1998 with the acquisition by the Company expected to close shortly thereafter, subject to certain contingencies including acceptance of the property by the tenant. The purchase price and rental rates are subject to adjustment based upon the completed project cost. There can be no assurance that the acquisition will be consummated, or if consummated, as to the timing thereof.

         Additionally, the Company has entered into a definitive agreement with Corporate Realty Income Trust I ("CRIT") pursuant to which CRIT will merge with and into the Company (the "CRIT Acquisition"). The Company will acquire three properties, totaling approximately 560,000 net rentable square feet, which are net leased to Circuit City Stores, Inc., Allegiance Healthcare Corporation (guaranteed by Baxter International, Inc.) and Dana Corporation and are located in Richmond, Virginia; Bessemer, Alabama; and Gordonsville, Tennessee, respectively. The weighted average lease term for the properties will be approximately 11 years as of the closing date of the CRIT
         Acquisition, anticipated to occur in December 1997. The Company will assume approximately $15.3 million of mortgage indebtedness (with an average weighted interest rate thereon of 8.97%) and will make a payment of approximately $18.2 million, of which at least $17.2 million will be comprised of the Company's Common Stock, with the balance payable in cash or shares of the Company's Common Stock, at the option of CRIT. The total combined current annual net effective rent on the properties is approximately $3.3 million. The average annual net effective rent payable during the remaining lease terms is approximately $3.6 million. The closing of the CRIT

         Acquisition is subject to the approval of CRIT's stockholders and to the satisfaction of certain other customary closing conditions, and there can be no assurance that the CRIT Acquisition will consummated.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes," expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

Lexington Corporate Properties, Inc. is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The Company currently owns controlling interests in forty-six properties (the "Properties") and minority interests in two additional properties. The Properties owned by the Company are subject to triple net leases. The majority of the Company's tenants have debt ratings of investment grade (based on annual net effective rent). The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships"). References herein to the "Company" shall include references to the Company, the Partnerships and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993 and was merged into the Company on June 27, 1994.

The Company was organized to combine, continue and expand the business of Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II") (together, the "Partnerships"), which own, operate and manage a diverse portfolio of real properties. The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquired the Partnerships through mergers which were effected as of October 12, 1993. In connection with the mergers, the Company issued 9,303,409 shares of its Common Stock, 169,109 units of special limited partner interest in the Partnerships (which are exchangeable for an equivalent number of shares of Common Stock) and $1,877,000 in principal amount of 7.75% Subordinated Notes due 2000.

The mergers were accounted for as business combinations of entities under common control using the "as if pooling-of-interest" method of accounting, with the Company as the surviving entity. Under this method, the assets and liabilities of the Partnerships have been recorded by the Company at their carrying values.

As of September 30, 1997, the Company was the indirect or direct owner of forty-five real estate properties (or interests therein) (the "Properties") triple net leased to corporations, and owned minority interests in two additional triple net leased properties.

Liquidity and Capital Resources

LIQUIDITY. The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its Credit Facility described below and proceeds from capital market transactions.

REAL ESTATE ASSETS. As of September 30, 1997, the Company's real estate assets consisted of the Properties and two minority interests. The Properties are located in twenty-three states and contain an aggregate of 6,430,057 square feet of net rentable space. Each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

PUBLIC EQUITY OFFERING. In June 1997, the Company completed a public equity offering of 2.8 million shares of Common Stock at $13.75 per share, generating net proceeds of approximately $35.6 million. On July 7, 1997, the Company sold an additional 420,000 shares in connection with the exercise of an over-allotment option granted to the underwriters of the Company's offering in June 1997, raising additional net proceeds of approximately $5.4 million. In the aggregate, the proceeds of the offering, net of underwriting fees and other offering costs, amounted to approximately $41.0 million.

DEBT SERVICE REQUIREMENTS. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 1997, a total of thirty-seven properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $199,550,000. The weighted average interest rate on the Company's debt on such date was approximately 8.06% per annum. Approximate balloon payment amounts for the next five calendar years are due as follows: $10 million in 1998 and $5.6 million in 1999. There are no balloon payments due during the fourth quarter of 1997 or 2000, 2001 or 2002. The ability of the Company to make such balloon payments will depend upon its ability to refinance the relevant mortgages, sell the mortgaged properties or draw from the Credit Facility sufficient amounts to satisfy such balloon payments. The ability of the Company to accomplish such goals may be affected by economic factors affecting the real estate industry generally, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time. As of September 30, 1997, the Company's total consolidated indebtedness (including origination fees payable and the related accrued interest) was approximately $206 million.

MORTGAGE REFINANCING. In May, 1997, the Company completed the refinancing of $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company borrowed $24.25 million, with the excess proceeds used to pay a prepayment premium in an amount of approximately $1.67 million, plus accrued interest and transaction costs. As a result of the refinancing, the stated rate on the refinanced amount was reduced from 12.9% to 7.61% per annum, and commencing January 1, 1998, the Company's annual debt service payments will be reduced by approximately $1.35 million. The principal balance on the refinanced amount will fully amortize at maturity on October 1, 2009. This transaction resulted in an extraordinary loss on early retirement of debt of approximately $1.8 million in the accompanying consolidated statements of income.

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

DIVIDENDS. The Company paid a dividend of $.27 per share to stockholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996, $.28 per share in respect of the second and third quarters of 1996, and $.29 per share in respect of the fourth quarter of 1996 and the first and second quarters of 1997. On October 20, 1997, the Company declared a dividend in respect of the third quarter of 1997 of $.29 per share to stockholders of record as of October 30, 1997 to be paid on November 14, 1997. The Company's annualized dividend rate is currently $1.16 per share.

REVOLVING CREDIT FACILITY. The Company's Credit Facility provides for a maximum committed amount of $60 million. Borrowings under the Credit Facility bear interest at 1.5% over LIBOR. On June 24, 1997, the Company used a portion of the proceeds from the public equity offering to pay down the entire remaining outstanding $26.4 million balance. Since July 1, 1997, in connection with property acquisitions, the Company drew down a total of $28.5 million of borrowings under its Credit Facility which remained outstanding as of September 30, 1997. The Credit Facility is collateralized by seven of the Company's Properties.

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

On January 21, 1997, the Company sold 700,000 shares of Convertible Preferred Stock to Five Arrows and used the proceeds to repay $7,997,000 of mortgage debt, including prepayment premiums of $520,000. Such mortgage debt had been bearing interest at 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

On April 28, 1997, the Company sold an additional 625,000 shares of Convertible Preferred Stock to Five Arrows, and on May 1, 1997 used the proceeds in a $7.725 million property acquisition.

Pursuant to the agreement with Five Arrows, the Company may sell an additional 675,000 shares of Convertible Preferred Stock for a sale price of $8.5 million before December 31, 1997.

EXCHANGEABLE REDEEMABLE SECURED NOTES. In March 1997, in connection with the acquisition of the Exel Properties, LCIF issued and sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Exchangeable Notes") to an institutional investor in a private placement. The Exchangeable Notes bear interest at a rate of 8.0% per annum and mature in March 2004. The Exchangeable Notes are secured by first mortgage liens on the Exel Properties, are fully guaranteed by the Company, and can be exchanged by the holders thereof for shares of the Company's Common stock, par value $.0001 per share ("Common Stock"), at $13 per share beginning in the year 2000, subject to adjustment. The Exchangeable Notes require interest only payments semi-annually in arrears and may be redeemed at the Company's option after three years at a price of 103.2% of the principal amount thereof, declining to par after five years. In connection with the sale of the Exchangeable Notes, the Company entered into certain related agreements providing for, among other things, certain demand and piggyback registration rights to the initial purchaser of the Exchangeable Notes. The Exchangeable Notes are subordinated in right of payment to the Company's obligations under the Credit Facility.

OPERATING PARTNERSHIP STRUCTURE. The Company controls two principal operating partnerships. This operating partnership structure enables the Company to acquire properties by issuing to a seller, as a form of consideration, operating partnership interests ("OP Units"). All of such OP Units are convertible at certain times into shares of Common Stock on a one-for-one basis and currently, a majority of such interests require the Company to pay certain distributions to the holders of such interests. As a result, the Company's cash available for distribution to holders of Common Stock and Convertible Preferred Stock is reduced by the amount of the distributions required by the terms of such OP Units, and the number of shares of Common Stock that will be outstanding in the future should be expected to increase, from time to time, as such OP Units and shares of Convertible Preferred Stock are converted into shares of Common Stock. The Company accounts for these OP Units as minority interests. The table set forth below provides certain information with respect to such OP Units as of September 30, 1997.

                                                                                                          Total Annual
                                                            1997                 Convertible             Distribution
                                                          Annualized              Shares of                in 1997
                                           Number of        Per Unit            Common Stock                  (in
  Partnership or Class                  Units Issued      Distribution              as of:                 thousands)
---------------------------------------------------------------------------------------------------------------------------------
LCIF - Special Limited Partners             112,229       $          1.16        At any time                   $    130

LCIF II - Special Limited Partners           56,880       $          1.16        At any time                   $     66
                                            -------                                                            --------
   Subtotal: Special Limited Partners       169,109                                                            $    196
                                            -------                                                            --------
Barnes Partnerships:
Barngiant Livingston                         52,335       $          0.27               3/04                   $     14
Barnhale Modesto                             23,267       $             -               2/06                        N/A

Barnes Rockshire                             36,825       $             -               3/05                        N/A

Barnvyn Bakersfield                           7,441       $             -               1/03                        N/A
                                                                        -
Barnhech Montgomery                          11,766       $          0.29               5/06                   $      4
Barnward Brownsville                         35,400       $             -              11/04                        N/A
                                            -------                                                            --------
   Subtotal: Barnes Partnerships            167,034                                                            $     18
                                            -------                                                            --------
Red Butte Creek Associates                1,715,294       $          0.66               5/98                   $  1,132
                                            114,006       $          1.08               5/98                   $    123
                                            -------                                                            --------
   Subtotal: Red Butte Creek Associates   1,829,300                                                            $  1,255
                                          ---------                                                            --------
Fort Street Partners                        207,728       $             -               1/06                        N/A
                                                                        -
                                             17,259       $          1.12               1/99                   $     19
                                          ---------                                                            --------
   Subtotal: Fort Street Partners           224,987                                                            $     19
                                          ---------                                                            --------
Toy Properties Associates II                 94,999       $          1.12               1/99                   $    107
Toy Properties Associates V                  34,988       $          1.12               1/99                   $     39
Exel Partnership                            480,028       $          1.16               4/99                   $    557
                                          ---------                                                            --------
Grand Total                               3,000,445                                                            $  2,191
                                          =========                                                            ========


Holders of the LCIF and LCIF II OP Units receive distributions that are equal to distributions on Common Stock. Holders of the Barnes Partnerships units receive distributions as described in the table above until such units become eligible for conversion to Common Stock, upon which date they will receive distributions based on their respective partnership interest ownership percentages. The distribution to the class of Red Butte Creek Associates units consisting of 1,715,294 units will increase to $1.08 per unit annually in January 1998. The holders of the class of Red Butte Creek Associates Units consisting of 114,006 units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.08 per unit. Holders of the class of Fort Street Partners units consisting of 17,259 units, the Toy Properties Associates II units and Toy Properties Associates V units receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12. The holders of the class of Fort Street Partners units consisting of 207,728 units will receive distributions that are equal to distributions on Common Stock, with an annual cap of $1.12, when they become eligible for conversion into Common Stock. The holders of the Exel Partnership units receive distributions that are equal to distributions on Common Stock.

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

During the nine months ended September 30, 1997, the Company completed the following acquisitions:

COTTONDALE, ALABAMA PROPERTY. On February 20, 1997, the Company completed the acquisition of a 58,800 square foot industrial property (the "Cottondale Property") in Cottondale, Alabama for approximately $2.9 million. The Cottondale Property is leased to Johnson Controls, Inc. under a net lease which expires in February 2007. The current annual net effective rent is $289,000 and increases annually by three times the percentage change in the Consumer Price Index ("CPI"), not to exceed 4.5%.

EXEL LOGISTICS PROPERTIES. On March 19, 1997, the Company acquired three industrial properties (the "Exel Properties") for $27.0 million. The Exel Properties contain 761,200 square feet on 46.56 acres near Harrisburg, Pennsylvania and are subject to net-leases with Exel Logistics, Inc. ("Exel") which expire in November 2006. The current net effective rent under the leases is $2,537,000 and will increase by 9.27% on December 1, 1997 and by 9.27% every three years thereafter. The average annual net effective rent payable during the terms of the leases is approximately $3.0 million, or approximately 11.1% of the purchase price. The obligations of Exel under the leases are unconditionally guaranteed by its parent company, NFC plc.

RANCHO BERNARDO PROPERTY. On May 1, 1997, the Company used the proceeds of an additional Convertible Preferred Stock sale to acquire an office/research and development facility in Rancho Bernardo, California (the "Rancho Bernardo Property") for approximately $7.7 million. The Rancho Bernardo Property contains 65,755 net rentable square feet and is leased to Cymer, Inc. under the terms of a net lease which expires in December 2009. Upon acquisition, the lease provided for annual net effective rent payments (including a management fee) of $737,000, which increased to $755,000 on June 1, 1997 and which will increase by approximately 5% every two years thereafter. The average annual net effective rent payable during the lease term is approximately $860,000, or approximately 11.1% of the purchase price.

BULL PROPERTY. On July 9, 1997, the Company acquired a 137,058 square foot office building leased to Bull HN Information Systems, Inc. (the "Bull Property") in Phoenix, Arizona for approximately $10.9 million. The purchase price was satisfied with approximately $600,000 in a promissory note issued to the seller, the assumption of approximately $5.9 million of mortgage debt which bears interest at 8.12% per annum and matures in October 2005 with a balloon payment of approximately $4.2 million due at that time, a credit received by the Company for the transfer of an existing security deposit of approximately $1.0 million and cash of approximately $3.4 million. The lease on the Bull Property is a net lease which expires October 10, 2005. The current annual net effective rent is $972,000, which will increase by approximately 4.8% on October 10, 2000 and by approximately 2.5% annually thereafter.

LOCKHEED PROPERTY. On July 22, 1997, the Company acquired a two-story, 126,000 square foot office/research and development facility on 36.94 acres of land, leased to Lockheed Martin Corporation (the "Lockheed Property") for $15.5 million. The purchase price was satisfied with a draw-down on the Credit Facility in the amount of $5.5 million and the balance in cash. The lease on the Lockheed Property is a net lease which expires on December 17, 2006. The current annual net effective rent is $1,671,000 and will increase on December 18, 2001 by 75% of the cumulative increase in the CPI for the preceding sixty months. The obligations of the lessee under the lease are unconditionally guaranteed by Honeywell, Inc. Currently, the entire land parcel is subject to the leases; however, the Company has the right to have approximately 24 acres of the almost 37 acres removed from the lease without any reduction in the rent paid by the tenant.

FIRSTPLUS PROPERTY. On September 4, 1997, the Company acquired in a sale/leaseback transaction the headquarters of FirstPlus Financial Group, Inc. (the "FirstPlus Property") for $32.56 million. The FirstPlus Property consists of a 248,000 square foot eight-story office building located on 8.7 acres in the Stemmons Freeway submarket of Dallas, Texas. At the closing, the Company entered into a net lease with FirstPlus for fifteen years, with four five-year renewal options in favor of FirstPlus at fair market value. The annual net effective rent begins at $3.22 million, or 9.9% of the purchase price, and will increase by 10% every five years. The acquisition was financed with proceeds of approximately $9.5 million from the sale of the Stratus Property and a draw on the Company's Credit Facility in the amount of $23 million. The average annual net effective rent payable during the lease term is approximately $3.56 million.


During October 1997, the Company completed one additional acquisition, described as follows:

RYDER PROPERTY. On October 31, 1997, the Company acquired a newly constructed 276,480 square foot, build-to-suit, warehouse/distribution facility in Waterloo, Iowa (the "Ryder Property") for approximately $9.3 million. The Ryder Property is 100% net leased to Ryder Integrated Logistics, a wholly owned subsidiary of Ryder Systems, Inc. under a net lease which expires in 2012. The acquisition was financed by a draw-down from the Credit Facility. The current annual net effective rent is $891,000, or 9.6% of the purchase price, which will escalate at the end of the fifth year of the lease to an annual net effective rent of $998,000 and at the end of the tenth year to an annual net effective rent of $1,117,000. Rent payments for the Ryder Property are guaranteed by the tenant's parent, Ryder Systems, Inc. The average annual net effective rent payable on the Ryder Acquisition during the lease term is $1,002,000.

PROPERTY SALE. On September 2, 1997, the Company sold its property leased to Stratus Computer, Inc. in Marlborough, Massachusetts for approximately $21.36 million, realizing a gain of approximately $3.5 million. In connection with the Stratus Property sale, the Company realized net cash proceeds of approximately $9.3 million after repaying a first mortgage loan with a balance of $9.97 million and a related prepayment premium of approximately $1.86 million. In addition, the Company incurred a write-off of unamortized loan costs of approximately $171,000.

PENDING ACQUISITIONS. The Company has entered into a definitive agreement to acquire a 179,300 square foot "build-to-suit" office facility in Florence, South Carolina for $15.02 million which will be net-leased to Fleet Mortgage Group, Inc. for ten years. On the basis of a project cost of $15.02 million, the annual net rent during the first five years of the lease would be $1,520,000, or 10.1% of the estimated purchase price, which would escalate at the end of the fifth lease year by 17% to $1,780,000. The average annual net rent payable during the lease term would be approximately $1.65 million, or 10.99% of the purchase price. Construction of the property is scheduled for completion in the third quarter of 1998 with the acquisition by the Company expected to close shortly thereafter, subject to certain contingencies including acceptance of the property by the tenant. The purchase price and rental rates are subject to adjustment based upon the completed project cost. There can be no assurance that the acquisition will be consummated, or if consummated, as to the timing thereof.

Additionally, the Company has entered into a definitive agreement with Corporate Realty Income Trust I ("CRIT") pursuant to which CRIT will merge with and into the Company (the "CRIT Acquisition"). The Company will acquire three properties, totaling approximately 560,000 net rentable square feet, which are net leased to Circuit City Stores, Inc., Allegiance Healthcare Corporation (guaranteed by Baxter International, Inc.) and Dana Corporation and are located in Richmond, Virginia; Bessemer, Alabama; and Gordonsville, Tennessee, respectively. The weighted average lease term for the properties will be approximately 10.8 years as of the closing date of the CRIT Acquisition, anticipated to occur in December 1997. The Company will assume approximately $15.3 million of mortgage indebtedness (with an average weighted interest rate thereon of 8.97%) and will make a payment of approximately $18.2 million, of which at least $17.2 million will be comprised of the Company's Common Stock, with the balance payable in cash or shares of the Company's Common Stock, at the option of CRIT. The total combined current annual net effective rent on the properties is approximately $3.3 million. The average annual net effective rent payable during the remaining lease terms is approximately $3.6 million. The closing of the CRIT Acquisition is subject to the approval of CRIT's stockholders and to the satisfaction of certain other customary closing conditions, and there can be no assurance that the CRIT Acquisition will consummated.

Results of Operations

Quarter and nine months ended September 30, 1997 compared to quarter and nine months ended September 30, 1996

Total Revenues. Total revenues for the quarter and nine months ended September 30, 1997 were $11,405,000 and $31,867,000, representing increases of $2,750,000 and $8,731,000 from the same periods in 1996. The increases in revenues were primarily attributable to increases in rental revenue of $2,690,000 and $8,615,000 for the quarter and nine month periods, respectively. Rental revenue increased primarily due to revenues from properties acquired since May 1996. Interest and other revenues for the quarter and nine months ended September 30, 1997 increased $60,000 and $116,000 from the same periods in 1996 primarily due to higher interest-bearing cash balances during the nine months ended September 30, 1997.

Total Expenses. Total expenses for the quarter and nine months ended September 30, 1997 were $8,210,000 and $24,698,000, representing increases of $1,370,000 and $6,879,000 from the same periods in 1996. The increases were primarily attributable to increases in interest expense, depreciation and amortization of real estate, general and administrative expenses and amortization of deferred expenses, all of which increased principally as a result of property acquisitions and increased property portfolio activity.

Interest expense for the quarter and nine months ended September 30, 1997 increased $432,000 and $3,415,000 from the same periods in 1996 primarily due to interest expense incurred on $131 million of gross additional debt obtained or assumed in connection with the property acquisitions since May 1996. The increase has been offset, particularly in the quarter ended September 30, 1997, by a lower average borrowing rate as a result of refinancings, and the use of proceeds from equity placements to reduce the overall leverage of the Company. Depreciation and amortization of real estate for the quarter and nine months ended September 30, 1997 increased $727,000 and $2,410,000 from the same periods in 1996 primarily due to property acquisitions. General and administrative expenses for the quarter and nine months ended September 30, 1997 increased $114,000 and $738,000 from the same periods in 1996 as a result of increases in certain operating costs due to the incremental growth of the Company. Additionally, property arbitration litigation expenses relating to the Ross Stores Newark Property of $167,000 were incurred during the quarter ended June 30, 1997. Amortization of deferred expenses for the quarter and nine months ended September 30, 1997 increased $81,000 and $199,000 from the same periods in 1996 due to an increase in amortizable deferred loan expenses incurred in connection with debt obtained or assumed in property acquisitions.

Excluding the property arbitration litigation expenses incurred during the quarter ended June 30, 1997, general and administrative expenses for the quarter and nine months ended September 30, 1997 were approximately 7.8% and 8.6% of rental revenues, compared to approximately 8.6% and 9.4% for the same periods in 1996.

Net Income. Net income for the quarter and nine months ended September 30, 1997 was $3,825,000 and $5,639,000, representing increases of $2,270,000 and $782,000 from the same periods in 1996. The increases were primarily attributable to the increases in rental revenues, offset by the increases in interest expense, depreciation and amortization of real estate, general and administrative expenses and amortization of deferred expenses, all described above. Additionally, during the quarter and nine months ended September 30, 1997, a gain on the sale of the Stratus Property in the amount of $3,517,000 was recognized, and extraordinary losses on extinguishment of debt were incurred as follows: $2,033,000 in connection with the Stratus Property mortgage repayment during the quarter ended September 30, 1997 and $1,787,000 in connection with the Salt Lake City debt refinancing during the quarter ended June 30, 1997. Income before gain on sale of property and extraordinary item for the quarter and nine months ended September 30, 1997 increased $786,000 and $1,154,000 from the same periods in 1996.

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

The following table reflects what the Company's basic and diluted EPS would have been under SFAS 128 for the quarters and nine months ended September 30, 1997 and 1996:

                                            Quarter          Quarter         Nine months      Nine months
                                             ended            ended             ended            ended
                                         September 30,    September 30,     September 30,    September 30,
                                             1997              1996             1997              1996

Basic:

Income before extraordinary item             $0.43            $0.17             $0.81            $0.52
Extraordinary item - loss on
   extinguishment of debt                   (0.16)              ---             (0.37)             ---
                                            ------            -----            ------            -----

Net income                                  $0.27             $0.17             $0.44            $0.52
                                             ====             ====              ====             ====

Diluted:

Income before extraordinary item            $0.39            $0.15             $0.70            $0.49
Extraordinary item - loss on
   extinguishment of debt                  (0.13)              ---            (0.28)              ---
                                          ------             -----           ------             -----

Net income                                 $0.26            $0.15             $0.42            $0.49
                                           =====             ====              ====             ====


Funds from Operations

The Company believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that Funds From Operations is an appropriate measure of the performance of an equity REIT, and it can be one measure of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. as "net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to other such REITs. Funds From Operations should not be considered an alternative to net income, as an indicator of the Company's operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles ("GAAP"), or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The Company reports Funds From Operations ("FFO") on a fully diluted basis (Total FFO) assuming the conversion of all operating partnership units. This reporting method treats all operating partnership units as common stock equivalents even though many units are not immediately convertible and receive distributions below the level paid in respect of the Company's common stock.

The following table reflects the Company's FFO for the quarter and nine months ended September 30, 1997 and 1996 (in thousands, except share data):

                                                              Quarter  Ended                   Nine Months Ended
                                                              --------------                   -----------------
                                                       September 30,    September 30,     September 30,    September 30,
                                                                1997             1996              1997             1996
                                                                ----             ----              ----             ----

Net income                                                    $3,825           $1,555            $5,639           $4,857

Add back:
   Depreciation and amortization of real estate                2,844            2,117             7,920            5,510
   Minority interests share of income                            854              260             1,158              460
   Losses from debt restructuring                              2,033              ---             3,889              ---
   Property arbitration litigation expense                       ---              ---               167              ---
Less:
   Gain on sale of property                                   (3,517)             ---            (3,517)             ---
                                                              ------            -----            ------           ------
Total Funds From Operations before item below                  6,039            3,932            15,256           10,827
Non-recurring stock compensation(1)                              ---              147               ---              441
                                                              ------            -----            ------           ------
Total FFO-for shares and partnership units                     6,039            4,079            15,256           11,268
Less:
   Minority interests share of depreciation                    (495)            (258)           (1,301)            (424)
   Minority interests share of income                          (854)            (260)           (1,158)            (460)
                                                             ------             -----           ------            ------

FFO - for common and preferred shares only                    $4,690           $3,561           $12,797          $10,384
                                                              ======           ======           =======          =======

Weighted average common and preferred
   shares outstanding                                     13,984,172        9,407,726        11,692,785        9,383,055
Weighted average OP units outstanding                      3,000,445        2,165,444         2,866,811        1,217,412
                                                           ---------        ---------         ---------        ---------


Total weighted average shares and units                   16,984,617       11,573,170        14,559,596       10,600,467
                                                          ==========       ==========        ==========       ==========


Below are the cash flows provided by (used in) operating, investing and financing activities for the quarters and nine months ended September 30, 1997 and 1996 (in thousands):

                                                        Quarter           Quarter        Nine months       Nine months
                                                         ended             ended            ended             ended
                                                     September 30,     September 30,    September 30,     September 30,
                                                          1997             1996              1997             1996
                                                          ----             ----              ----             ----
Cash flows provided by (used in):
Operating activities                                     $6,692           $4,258           $16,196           $11,173
Investing activities                                    (31,849)            ---            (64,232)          (2,232)
Financing activities                                     16,558           (3,825)           48,836           (8,666)
                                                         ======           =======           ======           =======


The number of weighted average shares used by the Company in calculating FFO differs from those used in calculating earnings per share under generally accepted accounting principles.

The Company's total declared dividends (including preferred dividends) and partnership distributions, on a weighted average basis, amounted to approximately 77% of the Company's Total FFO for the quarter ended September 30, 1997.

--------------------------------------------------------------------------------

(1) For purposes of the calculation of Funds From Operations, the Company has added back to net income amounts for non-recurring stock compensation, which management believes to be an appropriate adjustment based on the non-recurring and unusual nature of such amounts. The Company's method of calculating Funds From Operations may be different from methods used by other REITs. Non-recurring stock compensation represents the expense of a simultaneous exercise and re-granting of options to the Company's management during the period between July 1995 and January 1996, which was intended to increase management's ownership in the Company (a practice which has been discontinued). The Board of Directors has determined that the Company will not engage in such practices in the future.

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

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits -

                           Exhibit No.      Exhibit
                           -----------      -------
                               11           Schedule of Computations of Per
                                            Share Earnings
                               27           Financial Data Schedule

                  (b) Reports on Form 8-K filed during the quarter ended September 30, 1997.

                           Announcement of a definitive agreement on May 29, 1997 to acquire three properties through a merger with CRIT - filed June 2, 1997, Amendment No. 1 thereto, containing audited financial statements of CRIT for the year ended December 31 1996 and pro forma financial statements filed June 17, 1997, and Amendment No. 2 thereto, containing Rule 3-14 financial statements filed August 4, 1997.

                           Acquisition of a property on September 4, 1997, and an announcement of a sale of a property filed September 19, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Lexington Corporate Properties, Inc.




Date: November 14, 1997          By: /s/   E. Robert Roskind
      -----------------              ----------------------
                                     E. Robert Roskind
                                     Chairman and Co-Chief Executive Officer
Officer


Date: November 14, 1997          By: /s/   Paul R. Wood
      -----------------              ----------------------
                                     Paul R. Wood
                                     Vice President and Chief Accounting Officer