Form 10-Q/A
period 1997-03-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-11-17
CIK 910108

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

(1) Notwithstanding such Amendment, information set forth herein speaks as of and for the dates referred to in the Form 10-Q originally filed by the Registrant. Reference is made to annual and current reports filed by the Registrant since March 31, 1997, for information regarding the Registrant.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 2 is amended and restated in its entirety as follows.

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

PREFERRED STOCK SALE. On December 31, 1996, the Company entered into an agreement with Five Arrows providing for the sale of up to 2,000,000 shares of Class A Senior Cumulative Convertible Preferred Stock ("Preferred Stock"). Under the terms of the agreement, the Company may sell the Preferred Stock to Five Arrows at up to three closings, at the Company's option, during 1997 for an aggregate price of approximately $25 million. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Company elected John McGurk to the Board of Directors as of January 1997. The Preferred Stock, which is convertible into Common Stock on a one-for-one basis, is entitled to quarterly dividend equal to the greater of $.295 or 105% of the Common Stock dividend.

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

                                                                     1997          CONVERTIBLE TO
                                                                   ANNUALIZED         SHARES OF         TOTAL ANNUAL
                                                 NUMBER OF          PER UNIT         COMMON STOCK       DISTRIBUTION
           PARTNERSHIP OR CLASS                UNITS ISSUED       DISTRIBUTION          AS OF:             IN 1997
--------------------------------------------  --------------     -------------    -----------------    ----------------
LCIF - Special Limited Partners                   112,229         $      1.16         At any time         $  130,185
LCIF II - Special Limited Partners                 56,880         $      1.16         At any time         $   65,981
                                                ---------         -----------         -----------         ----------
   Subtotal: Special Limited Partners             169,109                                                 $  196,166
                                                ---------                                                 ----------
Barnes Partnerships:
Barngiant Livingston                               52,335         $      0.27                3/04         $   14,130
Barnhale Modesto                                   23,267         $        --                2/06                N/A
Barnes Rockshire                                   36,825         $        --                3/05                N/A
Barnvyn Bakersfield                                 7,441         $        --                1/03                N/A
Barnhech Montgomery                                11,766         $      0.29                5/06         $    3,412
Barnward Brownsville                               35,400         $        --               11/04                N/A
                                                ---------                                                 ----------
   Subtotal: Barnes Partnerships                  167,034                                                 $   17,542
                                                ---------                                                 ----------
Red Butte Creek Associates                      1,715,294         $      0.66                5/98         $1,132,094
                                                  114,006         $      1.08                5/98         $  123,126
                                                ---------                                                 ----------
   Subtotal: Red Butte Creek Associates         1,829,300                                                 $1,255,220
                                                ---------                                                 ----------
Fort Street Partners                              207,741         $        --                1/06                N/A
                                                   17,259         $      1.12                1/99         $   19,330
                                                ---------                                                 ----------
   Subtotal: Fort Street Partners                 225,000                                                 $   19,330
                                                ---------                                                 ----------
Toy Properties Associates II                       95,000         $      1.12                1/99         $  106,400
Toy Properties Associates V                        35,000         $      1.12                1/99         $   39,200
Exel Partnership                                  480,028         $      1.16                4/99         $  556,832
                                                ---------                                                 ----------
Grand Total                                     3,000,471                                                 $2,190,690
                                                =========                                                 ==========




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

Funds from Operations

The Company believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that Funds From Operations is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. as "net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income, as an indicator of the Company's operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles ("GAAP"), or a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The Company reports Funds From Operations ("FFO") on a fully diluted basis (Total FFO) assuming the conversion of all operating partnership units. This reporting method treats all operating partnership units as common stock equivalents even though many units are not immediately convertible and receive distributions below the level paid in respect of the Company's common stock.

The following table reflects the Company's FFO for the quarter ended March 31, 1997 and 1996:

                                                                         Quarter ended
                                                           March 31, 1997          March 31, 1996
                                                           --------------          --------------
Net Income                                                  $   1,510,450           $   1,673,445
Add back:
     Depreciation and amortization of real estate               2,460,545               1,565,067
     Minority interests share of income                           261,885                  53,679
                                                            -------------           -------------
Total FFO - for shares and partnership units before
     items below                                                4,232,880               3,292,191

Adjustments of other non-recurring items (1)
     Non-recurring stock compensation                           --              147,066
                                                      ------------          -----------
Total FFO for shares and partnership units               4,232,880            3,439,257

Less:
     Minority interests share of depreciation             (354,247)              (1,930)
     Minority interests share of income                   (261,885)             (53,679)
                                                      ------------          -----------

FFO per common and preferred shares only              $  3,616,748          $ 3,383,648
                                                      ============          ===========


Weighted average common and preferred
     shares outstanding                                  9,970,466            9,357,527
Weighted average OP units outstanding                    2,584,443              336,144
                                                      ------------          -----------

   Total weighted average shares and units              12,554,909            9,693,671
                                                      ============          ===========


Below are the cash flows provided by (used in) operating, investing and financing activities for the quarter ended March 31, 1997 and 1996:

                                                         Quarter ended
                                             March 31, 1997          March 31, 1996
                                             --------------          --------------
Cash flows provided by (used in):
Operating activities                         $   4,476,549           $   3,175,480
Investing activities                           (24,329,469)                (93,686)
Financing activities                            21,514,285               3,159,471
                                             =============           =============



The number of weighted average shares used by the Company in calculating FFO differs from those used in calculating earnings per share under generally accepted accounting principles.

The Company's dividends declared, on a weighted average basis, to be paid to stockholders (including preferred stockholders) amounted to approximately 80% of the Company's FFO for the quarter ended March 31, 1997. The Company's total declared dividends and partnership distributions, on a weighted average basis, amounted to approximately 78% of the Company's FFO for the quarter ended March 31, 1997.


--------
(1) For purposes of the calculation of Funds From Operations, the Company has added back to net income amounts for transactional expenses and non-recurring stock compensation, which management believes to be appropriate adjustments based on the non-recurring and unusual nature of such amounts. The Company's method of calculating Funds From Operations may be different from methods used by other REITs. Non-recurring stock compensation represents the expense of a simultaneous exercise and re-granting of options to the Company's management during the period between July 1995 and January 1996, which was intended to increase management's ownership in the Company (a practice which has been discontinued). The Board of Directors has determined that the Company will not engage in such practices in the future. As of March 31, 1997 transactional expenses of $68,843 were incurred. Management believes such expenses were of an unusual and significant nature for the Company at the time they were incurred. If such amount was added back to net income, Funds From Operations for the period ending March 31, 1997 would have been $4,301,723.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Lexington Corporate Properties, Inc.



Date: November 14, 1997           By:/s/ E. Robert Roskind
                                     ---------------------------------
                                     E. Robert Roskind
                                     Chairman and Co-Chief Executive Officer


Date: November 14, 1997           By:/s/ Paul R. Wood
                                     ----------------------------------
                                     Paul R. Wood
                                     Vice President and Chief Accounting Officer