Form 10-Q/A
period 1997-06-30
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-11-17
CIK 910108

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

(1) Notwithstanding such Amendment, information set forth herein speaks as of and for the dates referred to in the Form 10-Q originally filed by the Registrant. Reference is made to annual and current reports filed by the Registrant since June 30, 1997, for information regarding the Registrant.

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

                                                                             1997                  CONVERTIBLE
                                                                           ANNUALIZED               SHARES OF          TOTAL ANNUAL
                                                        NUMBER OF           PER UNIT               COMMON STOCK        DISTRIBUTION
           PARTNERSHIP OR CLASS                        UNITS ISSUED        DISTRIBUTION               AS OF:             IN 1997
---------------------------------------------------------------------------------------------------------------------------------

LCIF - Special Limited Partners                           112,229          $        1.16            At any time        $  130,186

LCIF II - Special Limited Partners                         56,880          $        1.16            At any time        $   65,981
                                                        ---------                                                      ----------
   Subtotal: Special Limited Partners                     169,109                                                      $  196,167
                                                        ---------                                                      ----------
Barnes Partnerships:
Barngiant Livingston                                       52,335          $        0.27                   3/04        $   14,130

Barnhale Modesto                                           23,267                     $-                   2/06               N/A


Barnes Rockshire                                           36,825                     $-                   3/05               N/A


Barnvyn Bakersfield                                         7,441                     $-                   1/03               N/A


Barnhech Montgomery                                        11,766          $        0.29                   5/06        $    3,412

Barnward Brownsville                                       35,400                     $-                  11/04               N/A
                                                        ---------                                                      ----------

   Subtotal: Barnes Partnerships                          167,034                                                      $   17,542
                                                        ---------                                                      ----------
Red Butte Creek Associates                              1,715,294          $        0.66                   5/98        $1,132,094

                                                          114,006          $        1.08                   5/98        $  123,126
                                                        ---------                                                      ----------
   Subtotal: Red Butte Creek Associates                 1,829,300                                                      $1,255,220
                                                        ---------                                                      ----------
Fort Street Partners                                      207,728                     $-                   1/06               N/A


                                                           17,259          $        1.12                   1/99        $   19,330
                                                        ---------                                                      ----------
   Subtotal: Fort Street Partners                         224,987                                                      $   19,330
                                                        ---------                                                      ----------
Toy Properties Associates II                               94,999          $        1.12                   1/99        $  106,398

Toy Properties Associates V                                34,988          $        1.12                   1/99        $   39,186

Exel Partnership                                          480,028          $        1.16                   4/99        $  556,832
                                                        ---------                                                      ----------
Grand Total                                             3,000,445                                                      $2,190,675

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

The following table reflects what the Company's basic and diluted EPS would have been under SFAS 128 for the quarters and six months ended June 30, 1997 and 1996:

                                              Quarters ended                   Six months ended
                                       June 30, 1997  June 30, 1996      June 30, 1997  June 30, 1996
                                       -------------  -------------      -------------  -------------
Basic:
Income before
   extraordinary item                   $      0.18    $      0.17       $       0.33   $       0.35

Extraordinary item -
   loss on extinguishment of debt             (0.18)            -               (0.19)            -
                                              ------        -----               -----        ------

Net income                              $      0.00    $      0.17       $       0.14   $       0.35
                                               ====           ====               ====           ====

Diluted:
Income before
   extraordinary item                   $      0.14    $      0.17       $       0.27   $       0.34

Extraordinary item -
   loss on extinguishment of debt             (0.14)            -               (0.15)             -
                                               ----       -------                -----        ------


Net income                              $      0.00    $      0.17       $       0.12   $       0.34
                                               ====           ====               ====           ====

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

The following table reflects the Company's FFO for the quarter and six months ended June 30, 1997 and 1996:

                                                             Quarter ended                   Six months ended
                                                      June 30, 1997   June 30, 1996     June 30, 1997    June 30, 1996
                                                      -------------   -------------     -------------    -------------
Net income                                           $    303,546      $ 1,628,498     $  1,813,996     $  3, 301,943

Add back:
     Depreciation and amortization of real estate       2,614,850        1,827,733        5,075,395         3,392,800
     Minority interests share of income                    42,673          147,151          304,558           200,830
     Losses from debt restructuring                     1,787,428                -        1,856,271                 -
     Property arbitration litigation expense              167,351                -          167,351                 -
                                                        ---------      ---------------    ---------     -------------
Total FFO - for shares and partnership units
     before items below                                 4,915,848        3,750,448        9,217,571         7,189,705

Adjustments of other non-recurring items1
     Non-recurring stock compensation                          --              147,066                   --              294,132
                                                     ------------         ------------         ------------         ------------
Total FFO for shares and partnership units              4,915,848            3,897,514            9,217,571            7,483,837

Less:
     Minority interests share of depreciation            (451,568)            (163,106)            (805,815)            (165,036)
     Minority interests share of income                   (42,673)            (147,151)            (304,558)            (200,830)
                                                     ------------         ------------         ------------         ------------

FFO - for common and preferred shares only           $  4,421,607          $ 3,587,257         $  8,107,198         $  7,117,971
                                                     ============         ============         ============         ============

Weighted average common and preferred
     shares outstanding                                10,833,374            9,383,641           10,512,972            9,370,584
Weighted average OP units outstanding                   3,000,445            1,140,232            2,796,234              738,187
                                                     ------------         ------------         ------------         ------------

Total weighted average shares and units                13,833,819           10,523,873           13,309,206           10,108,771
                                                     ============         ============         ============         ============

Below are the cash flows provided by (used in) operating, investing and financing activities for the quarters and six months ended June 30, 1997 and 1996:

                                                              Quarters ended                    Six months ended
                                                      June 30, 1997  June 30, 1996      June 30, 1997    June 30, 1996
                                                      -------------  -------------      -------------    -------------
Cash flows provided by (used in):
Operating activities                                 $   5,027,496     $ 3,739,969     $  9,504,045     $   6,915,449
Investing activities                                   (8,053,146)     (2,138,796)     (32,382,615)       (2,232,482)
Financing activities                                    10,762,793     (1,680,942)       32,277,078       (4,840,413)
                                                        ==========     ===========       ==========       ===========

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



------------------
1 For purposes of the calculation of Funds From Operations, the Company has added back to net income amounts for non-recurring stock compensation, which management believes to be an appropriate adjustment based on the non-recurring and unusual nature of such amounts. The Company's method of calculating Funds From Operations may be different from methods used by other REITs. Non-recurring stock compensation represents the expense of a simultaneous exercise and re-granting of options to the Company's management during the period between July 1995 and January 1996, which was intended to increase management's ownership in the Company (a practice which has been discontinued). The Board of Directors has determined that the Company will not engage in such practices in the future.

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