Form 10-K/A
period 1996-12-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-11-18
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10-K/A(1)


(Mark One)


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]
For the fiscal year ended December 31, 1996


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



                                                        Name of Each Exchange
         Title of Each Class                             on which Registered
    Common Stock, par value $.0001                     New York Stock Exchange



Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 1997 was $117,605,477.

Number of shares of common stock outstanding as of February 28, 1997 was 9,439,716.
Number of shares of preferred stock outstanding as of February 28, 1997 was 700,000.

Documents incorporated by reference: The Definitive Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders is incorporated herein by reference into Part III.

1 Notwithstanding such Amendment, information set forth herein speaks as of and for the dates referred to in the Form 10-K originally filed by the Registrant. Reference is made to annual and current reports filed by the Registrant since December 31, 1996, for information regarding the Registrant.

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is amended and restated in its entirety as follows.

The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1996. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report.


                                    1996                 1995                 1994                 1993                 1992
                               -------------        -------------        -------------        -------------        -------------

Total revenue                  $  31,675,355        $  25,001,762        $  26,037,906        $  25,870,791        $  25,797,248
Gain on sale of
   properties                  $          --        $   1,514,400        $          --        $          --        $          --
Proceeds from lease
   termination                 $          --        $   1,600,000        $          --        $          --        $          --
Expenses of the
   mergers                     $          --        $          --        $          --        $  (2,441,008)       $          --
Transactional expenses         $    (644,047)       $          --        $          --        $          --        $  (1,494,515)
Loss on extinguish-
   ment of debt(1)             $          --        $  (4,849,226)       $          --        $          --        $          --
Expenses, including
   minority interest           $ (25,565,484)       $ (19,982,936)       $ (20,559,110)       $ (18,902,010)       $ (19,109,367)
                               -------------        -------------        -------------        -------------        -------------
Net income                     $   5,465,824        $   3,284,000        $   5,478,796        $   4,527,773        $   5,193,366
                               =============        =============        =============        =============        =============
Net income per share           $        0.58        $        0.35        $        0.59        $        0.48        $        0.56
                               =============        =============        =============        =============        =============
Cash dividends de-
   clared per share            $        1.12        $        1.08        $        1.08        $        0.24        $          --
                               =============        =============        =============        =============        =============
Net cash provided by
   operating activities        $  14,972,348        $   7,216,497        $  12,423,001        $  11,151,273        $  12,001,982
Net cash (used in)
   provided by
   investing activities        $ (16,951,527)       $   7,886,892        $          --        $          --        $  (2,869,478)
Net cash provided by
    (used in)
   financing activities        $   1,858,853        $ (15,610,902)       $ (12,304,039)       $ (12,779,971)       $  (8,254,120)
                               -------------        -------------        -------------        -------------        -------------
Net (decrease) increase
   in cash                     $    (120,326)       $    (507,513)       $     118,962        $  (1,628,698)       $     878,384
                               =============        =============        =============        =============        =============

Total assets                   $ 309,126,114        $ 221,216,236        $ 216,019,450        $ 222,466,930        $ 230,386,588
                               =============        =============        =============        =============        =============
Long-term obligations
   (including related
   accrued interest)           $ 190,566,884        $ 121,690,421        $ 110,064,581        $ 112,500,673        $ 115,221,696
                               =============        =============        =============        =============        =============

Funds from operations(2)       $  12,988,901        $  11,829,937        $  11,281,948        $  12,877,703        $  12,580,306
                               =============        =============        =============        =============        =============
Rent received above
   (below) straight line
   rent                        $    (104,610)       $     399,812        $     568,592        $     419,876        $    (771,139)
                               =============        =============        =============        =============        =============

--------

(1) Loss on extinguishment of debt is reported as an extraordinary item on the consolidated statements of income.

(2) Management believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results or operations and cash flows and believes it is an appropriate performance measure for an equity REIT which provided an indication of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income as an indicator of operating performance. Funds from Operations has been calculated without the potential effect of outstanding stock options or the conversion of special limited partnership units.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7 is amended and restated in its entirety as follows.

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

                                                                  1997             CONVERTIBLE
                                               NUMBER OF        ANNUALIZED          SHARES OF      TOTAL ANNUAL
                                                 UNITS           PER UNIT             COMMON       DISTRIBUTION
      PARTNERSHIP OR CLASS                       ISSUED        DISTRIBUTION        STOCK AS OF:        IN 1997
---------------------------------------       ----------       -------------       -----------       ----------
LCIF - Special Limited Partners                  112,229       $   1.16            At any time       $  130,185
LCIF II - Special Limited Partners                56,880       $   1.16            At any time       $   65,981
                                               ---------                                             ----------
   Subtotal: Special Limited Partners            169,109                                             $  196,166
                                               ---------                                             ----------
Barnes Partnerships:
Barngiant Livingston                              52,335       $   0.27            3/04              $   14,130
Barnhale Modesto                                  23,267       $    -              2/06                     N/A
Barnes Rockshire                                  36,825       $    -              3/05                     N/A
Barnvyn Bakersfield                                7,441       $    -              1/03                     N/A
Barnhech Montgomery                               11,766       $   0.29            5/06              $    3,412
Barnward Brownsville                              35,400       $    -              11/04                    N/A
                                               ---------                                             ----------
   Subtotal: Barnes Partnerships                 167,034                                             $   17,542
                                               ---------                                             ----------
Red Butte Creek Associates                     1,715,294       $   0.66            5/98              $1,132,094
                                                 114,006       $   1.08            5/98              $  123,126
                                               ---------                                             ----------
   Subtotal: Red Butte Creek Associates        1,829,300                                             $1,255,220
                                               ---------                                             ----------
Fort Street Partners                             207,741       $    -              1/06                     N/A
                                                  17,259       $   1.12            1/99              $   19,330
                                               ---------                                             ----------
                                                 225,000                                             $   19,330
                                               ---------                                             ----------
Toy Properties Associates II                      95,000       $   1.12            1/99              $  106,400
Toy Properties Associates V                       35,000       $   1.12            1/99              $   39,200
                                               ---------                                             ----------
Grand Total                                    2,520,443                                             $1,633,858
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

TOYS R US RETAIL PROPERTIES. In the Toy II transaction, the Company acquired three retail stores located in Tulsa, Oklahoma; Clackamas, Oregon; and Lynwood, Washington; (the "Toy II Properties") containing an aggregate of 129,070 square feet and leased to Toys 'R' Us, Inc. under triple net leases which expire on May 31, 2006 and which are subject to five, five-year renewal options. The current annual aggregate rent is approximately $1,067,000. As of December 31, 1996, the Toy II Properties were subject to mortgage notes with an outstanding aggregate principal balance of $5,827,758, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance of these notes, in the amount of $5,801,069, plus an aggregate prepayment premium of approximately $377,000, were all paid in full.

TOYS R US DISTRIBUTION FACILITY. In the Toy V transaction, the Company acquired a 123,293 square foot distribution center located in Houston, Texas, (the "Toy V Property") leased to Toys 'R' Us, Inc. under a triple net lease which expires on August 31, 2006, and which is subject to five, five-year renewal options. The current annual rent is approximately $400,000. As of December 31, 1996, the Toy V Property was subject to a mortgage note with an outstanding balance of $2,195,746, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance plus a prepayment premium of approximately $143,000 was paid in full.

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

FUNDS FROM OPERATIONS

Management believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows a believes it is an appropriate performance measure for an equity REIT which provided an indication of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income as an indicator of operating performance.

The following table reflects the Company's FFO for the years ended December 31, 1996, 1995 and 1994.



                                                       1996              1995               1994
                                                    -----------       -----------        -----------
Income before minority interests                    $ 6,155,886         3,376,751          5,576,383

Add back:
  Depreciation of real estate                         7,627,232         5,817,238          5,908,922
  Depreciation from unconsolidated
    partnerships                                         59,062            24,609                 --
Loss from debt restructuring                                            4,849,226
Less:
  Gain on sale of properties                                           (1,516,400)
  Write-off of deferred rent receivable
    related to property sale                                              678,278
  Proceeds from lease termination                                      (1,600,000)
  Minority interest's share of depreciation            (751,482)         (150,376)          (105,770)
  Minority interest's share of income                  (690,062)          (92,751)           (97,587)
                                                    ------------      ------------        -----------
    Funds from operations before items below         12,400,636        11,388,375          11,281,948
Adjustments of other non-recurring items(1)
  Non-recurring stock compensation                      588,265           441,562                 --
                                                    -----------       -----------         ----------
    Funds from operations                            12,988,901        11,829,937          11,281,948
                                                    ===========       ===========         ===========

(1) For purposes of the calculation of Funds From Operations ("FFO"), the Company has added back to net income amounts for non-recurring stock compensation which management believes to be appropriate adjustments based on the non-recurring and unusual nature of such amounts. The
Company's method of calculating FFO may be different from methods used by other REITs. Non-recurring stock compensation represents the expense of a simultaneous exercise and re-granting of options to the Company's management during the period between July 1995 and January 1996, which was intended to increase management's ownership in the Company (a practice which has been discontinued). The Board of Directors has determined that the Company will not engage in such practices in the future. In 1996 transactional expenses of $644,047 were incurred. Management believes such expenses were of an unusual and significant nature for the Company at the time they were incurred. If such amount was added back to net income, FFO for 1996 would have been $13,632,948.

The Company's dividends paid to stockholders amounted to approximately 76% of the Company's funds from operations for the year ended December 31, 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Item 8 is amended and restated in its entirety as follows.

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





                                                           KPMG Peat Marwick LLP




New York, New York
January 21, 1997

LEXINGTON CORPORATE PROPERTIES, INC.
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1995



                            ASSETS                              1996               1995
                                                            ------------       ------------
Real estate, at cost (notes 3 and 6):
    Buildings and building improvements                     $287,534,071       $196,431,021
    Land and land estates                                     38,371,974         34,287,129
    Land improvements                                          2,830,339          2,830,339
    Fixtures and equipment                                    10,674,288         10,674,288
                                                            ------------       ------------
                                                             339,410,672        244,222,777

    Less:  accumulated depreciation                           51,342,953         43,715,721
                                                            ------------       ------------
                                                             288,067,719        200,507,056

Cash and cash equivalents                                      2,468,189          2,588,515
Restricted cash (note 4)                                       3,750,138          3,464,554
Deferred expenses (net of accumulated
    amortization of $ 2,955,205 in 1996
    and $2,343,262 in 1995)                                    3,733,930          3,753,553
Rent receivable (note 2)                                       7,842,568          7,701,420
Investment in partnerships (note 2)                              172,058            170,127
Escrow deposits (note 5)                                         104,400            654,400
Other assets                                                   2,987,112          2,376,611
                                                            ------------       ------------
                                                            $309,126,114       $221,216,236
                                                            ============       ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable (note 6)                             $185,766,458       $121,249,633
Subordinated notes payable, including accrued
    interest (note 7)                                          1,973,241          1,973,241
Accrued interest payable on mortgage notes (note 6)              421,929            440,788
Origination fees payable, including accumulated
   accretion of $394,512  in 1996 (note 9)                       457,508                 --
Accrued interest on origination fees payable (note 9)          3,920,989                 --
Accounts payable and other liabilities                         1,394,109            558,617
                                                            ------------       ------------
                                                             193,934,234        124,222,279
                                                            ------------       ------------
Minority interests (note 10)                                  22,532,733            475,846
                                                            ------------       ------------
                                                             216,466,967        124,698,125
                                                            ------------       ------------

Commitments and contingencies (note 3)

Stockholders' equity (notes 1 and 12):
    Preferred stock, par value $0.0001 per share;
       authorized 10,000,000 shares, issued none                      --                 --
    Excess stock, par value $0.0001 per share;
       authorized 40,000,000 shares, issued none                      --                 --
    Common stock, par value $0.0001 per share,
       authorized 40,000,000 shares, 9,426,900 and
       9,331,982 shares issued and outstanding in
       1996 and 1995, respectively                                   943                933
    Additional paid-in-capital                               136,955,941        135,954,121
    Accumulated distributions in excess
       of net income                                         (44,297,737)       (39,436,943)
                                                            ------------       ------------
                  Total stockholders' equity                  92,659,147         96,518,111
                                                            ------------       ------------
                                                            $309,126,114       $221,216,236
                                                            ============       ============

See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                        Consolidated Statements of Income

                  Years ended December 31, 1996, 1995 and 1994

                                                            1996               1995                1994
                                                        ------------       ------------        ------------
Revenues:
    Rental (note 8)                                     $ 31,244,063       $ 24,522,884        $ 25,893,676
    Interest and other                                       431,292            478,878             144,230
                                                        ------------       ------------        ------------
                                                          31,675,355         25,001,762          26,037,906
                                                        ------------       ------------        ------------

Expenses:
    Interest expense (notes 6 and 7)                      12,817,528         10,295,176          10,982,309
    Depreciation                                           7,627,232          5,817,238           5,908,922
    Amortization of deferred expenses                        619,362            463,953             345,688
    Property operating expenses                              686,200            620,058             808,418
    General and administrative expenses
       (notes 9, 11 and 14)                                3,125,100          2,693,760           2,416,186
    Transactional expenses                                   644,047                 --                  --
                                                        ------------       ------------        ------------
                                                          25,519,469         19,890,185          20,461,523
                                                        ------------       ------------        ------------

Income before minority interests, gain on sale of
    properties, lease termination proceeds, and
    extraordinary item                                     6,155,886          5,111,577           5,576,383
Minority interests (note 10)                                 690,062             92,751              97,587
                                                        ------------       ------------        ------------

Income before gain on sale of properties,
    lease termination proceeds and extraordinary
    item                                                   5,465,824          5,018,826           5,478,796
Gain on sale of properties                                        --          1,514,400                  --
Proceeds from lease termination                                   --          1,600,000                  --
                                                        ------------       ------------        ------------

Income before extraordinary item                           5,465,824          8,133,226           5,478,796

Extraordinary item - loss on extinguishment
     of debt                                                      --          4,849,226                  --
                                                        ------------       ------------        ------------
          Net income                                    $  5,465,824       $  3,284,000        $  5,478,796
                                                        ============       ============        ============

Income before extraordinary item,
    per share                                           $       0.58       $       0.88        $       0.59
Extraordinary item - loss on extinguishment
    of debt, per share                                            --              (0.53)                 --
                                                        ------------       ------------        ------------
Net income per share                                    $       0.58       $       0.35        $       0.59
                                                        ============       ============        ============
Weighted average shares outstanding                        9,392,727          9,263,169           9,306,173
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

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Stockholders' Equity

                  Years ended December 31, 1996, 1995 and 1994





                                                                                         Additional               Total
                                                  Number               Common              paid-in            stockholders'
                                                 of shares              stock              capital               equity
                                              -------------        -------------        -------------        -------------
Balance at December 31, 1993                      9,303,409        $       9,303        $ 105,642,554        $ 105,651,857

Net income                                               --                   --            5,478,796            5,478,796
Dividends paid to stockholders
    ($1.08 per share)                                    --                   --           (9,771,306)          (9,771,306)
Exchange of shares for subordinated
    notes payable                                    (2,224)                  --              (22,240)             (22,240)
Change in par value of stock                             --               (8,374)               8,374
                                                                                                             -------------
Common stock issued                                  17,275                   --              154,019              154,019
Common stock repurchased and retired                (30,100)                  --             (271,440)            (271,440)
                                              -------------        -------------        -------------        -------------

Balance at December 31, 1994                      9,288,360                  929          101,218,757
                                                                                                               101,219,686

Net income                                               --                   --            3,284,000            3,284,000
Dividends paid to stockholders
    ($1.08 per share)                                    --                   --          (10,010,808)         (10,010,808)
Exchange of special limited partnership
    units for partnership interests                      --                   --            1,503,315            1,503,315
Common stock issued                                 185,622                   18            1,936,520            1,936,538
Common stock repurchased
    and retired                                    (142,000)                 (14)          (1,414,606)
                                              -------------        -------------        -------------        -------------
                                                                                                                (1,414,620)
Balance at December 31, 1995                      9,331,982                  933           96,517,178
                                                                                                                96,518,111
Net income                                               --                   --            5,465,824            5,465,824
Dividends paid to stockholders
    ($1.10 per share)                                    --                   --          (10,326,618)         (10,326,618)
Common stock issued                                  94,918                   10            1,001,820            1,001,830
                                                  ---------        -------------        -------------        -------------

Balance at December 31, 1996                      9,426,900        $         943        $  92,658,204        $  92,659,147
                                                  =========        =============        =============        =============



See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1996, 1995 and 1994

                                                           1996                1995                1994
                                                       ------------        ------------        ------------
Cash flows from operating activities:
    Net income                                         $  5,465,824        $  3,284,000        $  5,478,796
                                                       ------------        ------------        ------------
    Adjustments to reconcile net
       income to net cash provided
       by operating activities net of effects
       from purchase of partnership assets:
          Depreciation and amortization                   8,246,594           6,281,191           6,254,610
          Net gain from sale of properties                       --          (1,514,400)                 --
          Write-off of deferred rent
              receivable                                         --             678,078                  --
          Write-off of unamortized deferred
              loan fees                                          --             323,168                  --
          (Increase) decrease in rent receivable           (141,148)            394,301             570,985
          Amortization of discount on
              mortgage notes payable                          8,764               5,478                  --
          Income from unconsolidated
              partnerships                                  (12,735)               (355)                 --
          Increase (decrease) in accounts
              payable and other liabilities                 746,342            (364,027)            436,853
          (Decrease) increase in accrued
              interest payable                              (18,859)             93,972             (80,748)
          Accrued interest added to principal
              balance of mortgage notes                          --              34,192             124,071
          Minority interests                                690,062              92,751              97,587
          Deferred lease costs                                   --                  --            (200,000)
          Increase in other assets                          (12,496)         (2,091,852)           (259,153)
                                                       ------------        ------------        ------------
                  Total adjustments                       9,506,524           3,932,497           6,944,205
                                                       ------------        ------------        ------------

                  Net cash provided by
                     operating activities                14,972,348           7,216,497          12,423,001
                                                       ------------        ------------        ------------

Cash flows from investing activities:
    Net proceeds from sale of properties                         --          16,347,058                  --
    Acquisitions of real estate properties
       and partnerships, net of cash acquired           (16,954,912)         (8,460,166)                 --
    Distributions from unconsolidated
       partnerships                                           3,385                  --                  --
                                                       ------------        ------------        ------------
                  Net cash (used in) provided by
                     investing activities               (16,951,527)          7,886,892                  --
                                                       ------------        ------------        ------------

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued

                                                            1996                1995                1994
                                                        ------------        ------------        ------------
Cash flows from financing activities:
   Proceeds of mortgage notes payable                   $ 19,618,640        $ 84,513,344        $         --
   Increase in deferred expenses                            (294,323)         (3,242,138)                 --
   Dividends to stockholders                             (10,326,618)        (10,010,808)         (9,771,306)
   Repayments on mortgage notes                           (7,533,655)        (83,196,026)         (2,437,748)
   (Increase) decrease in restricted cash                   (285,584)         (3,464,554)            200,000
   Decrease (increase) in escrow deposits                    550,000            (550,000)                 --
   Proceeds from issuance of common stock                  1,001,830           1,936,538             154,019
   Common stock repurchased                                       --          (1,414,620)           (271,440)
   Cash distributions to minority interests                 (871,437)           (182,638)           (177,564)
                                                        ------------        ------------        ------------

            Net cash provided by (used in)
               financing activities                        1,858,853         (15,610,902)        (12,304,039)
                                                        ------------        ------------        ------------

            (Decrease) increase in cash                     (120,326)           (507,513)            118,962

Cash and cash equivalents at beginning of year             2,588,515           3,096,028           2,977,066
                                                        ------------        ------------        ------------


Cash and cash equivalents at end of year                $  2,468,189        $  2,588,515        $  3,096,028
                                                        ============        ============        ============


Supplemental disclosure of cash flow information:
     Cash paid during the year for interest             $ 12,827,623        $ 10,161,534        $ 10,938,986
                                                        ============        ============        ============
     Cash paid during the year for taxes                $    155,740        $    181,921        $    137,947
                                                        ============        ============        ============


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

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                        December 31, 1996, 1995 and 1994


       The Notes to Consolidated Financial Statements are amended and restated in their entirety as follows.

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



       The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including, Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II as well as general partner and majority limited partner in four other partnerships and, accordingly, accounts for them on a consolidated basis. Entities in which the Company has an interest of less than 50% are accounted for under the equity method and the investments in these partnerships are included in other assets in the accompanying consolidated balance sheets.



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



       A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:



                                           1996           1995           1994
                                         --------       --------       --------
Total dividends per share                $   1.10       $   1.08       $   1.08
                                         ========       ========       ========
Percent taxable as ordinary
income                                      95.46%         41.36%         89.90%
Percent taxable as long-term
capital gains                                  --          24.71%            --
Percent non-taxable as
return of capital                            4.54%         33.93%         10.10%
                                         --------       --------       --------
                                           100.00%        100.00%        100.00%
                                         ========       ========       ========


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


       The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's cash, mortgage notes payable, subordinated notes payable, and accounts payable and other liabilities are carried at cost, which approximates fair value.

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

       In the Toy II transaction, the Company acquired three retail stores located in Tulsa, Oklahoma; Clackamas, Oregon; and Lynwood, Washington; (the "Toy II Properties") containing an aggregate of 129,070 square feet and leased to Toys 'R' Us, Inc. under triple net leases which expire on May 31, 2006 and which are subject to five, five-year renewal options. The current annual aggregate rent is approximately $1,067,000. As of December 31, 1996, the Toy II Properties were subject to mortgage notes with an outstanding aggregate principal balance of $5,827,758, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance of these notes, in the amount of $5,801,069, plus an aggregate prepayment premium of approximately $377,000, were all paid in full.

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

       In the Toy V transaction, the Company acquired a 123,293 square foot distribution center located in Houston, Texas, (the "Toy V Property") leased to Toys 'R' Us, Inc. under a triple net lease which expires on August 31, 2006, and which is subject to five, five-year renewal options. The current annual rent is approximately $400,000. As of December 31, 1996, the Toy V Property was subject to a mortgage note with an outstanding balance of $2,195,746, bearing interest at a rate of 12.625% per annum. On January 22, 1997, the aggregate principal balance plus a prepayment premium of approximately $143,000 were paid in full.

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



(6) CONTINUED



       [GRAPHIC OMITTED]




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


        Year ending December 31            Amount
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



                     Year ending December 31                          Amount
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



                                                                  $ 317,908,622



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


       Each of the following properties accounted for 10% or more of consolidated rental revenues for the years ended December 31:


                    Property            1996           1995           1994
                    --------            ----           ----           ----
                    Glendale               8%            13%            13%

                    Newark                10%            13%            13%

                    Utah                  16%            --             --


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

(12)  PREFERRED STOCK

       On December 31, 1996, the Company entered into a definitive agreement with Five Arrows Realty Securities L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Senior Cumulative Convertible Preferred Stock (" Preferred Stock"). In connection with this transaction, the Company designated 2,000,000 shares as "Excess Class A Preferred Stock" and reserved for issuance up to 2,000,000 shares of its Common Stock upon the conversion of the Preferred Stock. Under the terms of the agreement, the Company may sell the Preferred Stock to Five Arrows at up to three closings, at Lexington's option, during 1997 for an aggregate price of approximately $25 million. In connection with such sale, the Company has entered into certain related agreements with

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                   Notes to Consolidated Financial Statements


(12), CONTINUED

       Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Preferred Stock, which is convertible into common stock on a one-for-one basis, is entitled to dividends equal to the greater of $.295 or 105% of the common stock dividend. On January 21, 1997, the Company sold 700,000 shares of Preferred Stock to Five Arrows and used the proceeds of $8.75 million to repay $7,996,817 of mortgage debt, including prepayments of $520,000. Such mortgage debt had been bearing interest at a stated rate of 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

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

(14) STOCK OPTION PLAN

       On June 17, 1993, the Company's Board of Directors adopted a stock option plan (the "Plan") pursuant to which stock options may be granted to officers and key employees. The Plan authorized grants of options to purchase up to 800,000 shares of authorized but unissued common stock. The Plan was amended on May 23, 1996 to increase by 800,000 the number of shares of Common Stock available for the grant of options thereunder, subject to certain limitations. Stock options are granted with an exercise price equal to the stock's fair market value at the date of grant. All stock options vest immediately and are exercisable over five-year terms.

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

       Stock option activity during the periods indicated is as follows:

                                                        Number of   Weighted-Average
                                                         Shares      Exercise Price
                                                         ------      --------------
       Balance at December 31, 1993                      400,000        $ 10.00
                           Granted                         7,500         10.125
                           Exercised                         (--)           (--)
                           Forfeited                         (--)           (--)
                           Expired                           (--)           (--)
                                                        --------        -------



       Balance at December 31, 1994                      407,500          10.00
                           Granted(1)                    586,300          10.46
                           Exercised(1)                 (392,500)        (10.00)
                           Forfeited                         (--)           (--)
                           Expired                           (--)           (--)
                                                        --------        -------



       Balance at December 31, 1995                      601,300          10.45
                           Granted(1)                    367,800          11.56
                           Exercised(1)                 (191,300)         (9.15)
                           Forfeited                      (5,300)         11.39
                           Expired                           (--)           (--)
                                                        --------        -------



       Balance at December 31, 1996                      772,500        $ 10.72
                                                        ========        =======



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

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES


                   Notes to Consolidated Financial Statements




(14), CONTINUED

       At December 31, 1996, 1995 and 1994, the number of options exercisable was 775,300, 405,000, and 397,500, respectively, and the weighted-average exercise price of those options was $11.29, $11.09 and $10.00, respectively.

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

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements



(16)     QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                              Three months ended
                                                     March 31                    June 30,
                                                1996          1995          1996          1995
                                             ----------    ----------    ----------    ----------
       Revenues                              $6,799,356     5,862,519     7,682,441     6,187,949
       Expenses                               5,072,232     4,967,118     5,906,792     4,694,306
                                             ----------    ----------    ----------    ----------
       Income before minority interests,
          gain on sale of properties,
          lease termination proceeds
          and extraordinary item              1,727,124       895,401     1,775,649     1,493,643

       Minority Interests                        53,679        70,172       147,151       (53,982)
                                             ----------    ----------    ----------    ----------

       Income before gain on sale of
          properties, lease termination
          proceeds and extraordinary item     1,673,445       825,229     1,628,498     1,547,625

       Gain on sale of properties                    --     1,514,400            --            --
       Proceeds from lease termination               --     1,600,000            --            --
                                             ----------    ----------    ----------    ----------

       Income before extraordinary item       1,673,445     3,939,629     1,628,498     1,547,625

       Extraordinary item - loss on
          extinguishment of debt                     --            --            --     4,578,346
                                             ----------    ----------    ----------    ----------
       Net income (loss)                     $1,673,445     3,939,629     1,628,498    (3,030,721)
                                             ==========    ==========    ==========    ==========

       Income before extraordinary
          item, per share                    $     0.18          0.43          0.17          0.16

       Extraordinary item - loss on
          extinguishment of debt,
          per share                                  --            --            --         (0.49)
                                             ----------    ----------    ----------    ==========
       Net income (loss) per share           $     0.18          0.43          0.17         (0.33)
                                             ==========    ==========    ==========    ==========

                      LEXINGTON CORPORATE PROPERTIES, INC.
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements




(16) QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                           Three months ended
                                                 September 30,               December 31,
                                              1996          1995          1996          1995
                                           ----------    ----------    ----------    ----------
       Revenues                            $8,654,605     6,376,242     8,538,953     6,575,052
       Expenses                             6,840,267     4,979,411     7,700,178     5,249,350
                                           ----------    ----------    ----------    ----------

       Income before minority interests
          and extraordinary item            1,814,338     1,396,831       838,775     1,325,702
       Minority interests                     259,771        37,861       229,461        38,700
                                           ----------    ----------    ----------    ----------
       Income before extraordinary
          item                              1,554,567     1,358,970       609,314     1,287,002
       Extraordinary item - loss on
           extinguishment of debt                  --            --            --       270,880
                                           ----------    ----------    ----------    ----------
       Net income                          $1,554,567     1,358,970       609,314     1,016,122
                                           ==========    ==========    ==========    ==========

       Income before extraordinary
          item, per share                  $     0.17          0.15          0.06          0.14
       Extraordinary item - loss on
          extinguishment of debt,
           per share                               --            --            --         (0.03)
                                           ----------    ----------    ----------    ----------
       Net income per share                $     0.17          0.15          0.06          0.11
                                           ==========    ==========    ==========    ----------

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON CORPORATE PROPERTIES, INC.

By: /s/ E. Robert Roskind
     ____________________

      E. Robert Roskind
      Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


Signature                     Title
_________                     _____

/s/ E. Robert Roskind
______________________
E. Robert Roskind             Chairman of the Board of Directors
                              and Co-Chief Executive Officer

/s/ Richard J. Rouse
______________________
Richard J. Rouse              Vice Chairman and Co-Chief
                              Executive Officer and Director


/s/ T. Wilson Eglin
______________________
T. Wilson Eglin               President and Chief Operating Officer
                              and Director


/s/ Antonia G. Trigiani
______________________
Antonia G. Trigiani           Chief Financial Officer and Treasurer


/s/ Paul R. Wood
______________________
Paul R. Wood                  Vice President, Chief Accounting
                              Officer and Secretary


/s/ Carl D. Glickman
______________________
Carl D. Glickman              Director


/s/ Kevin W. Lynch
______________________
Kevin W. Lynch                Director


/s/ John D. McGurk
______________________
John D. McGurk                Director


/s/ Harry E. Petersen, Jr.
______________________
Harry E. Petersen, Jr.        Director


/s/ Seth M. Zachary
______________________
Seth M. Zachary               Director


DATE: November 14, 1997