Form 10-K/A
period 1996-12-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-11-18
CIK 910108

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

The following table reflects the Company's FFO for the years ended December 31, 1996, 1995 and 1994.

                                                       1996              1995               1994
                                                    -----------       -----------        -----------
Income before minority interests                    $ 6,155,886         3,376,751          5,576,383

Add back:
  Depreciation of real estate                         7,627,232         5,817,238          5,908,922
  Depreciation from unconsolidated
    partnerships                                         59,062            24,609                 --
Loss from debt restructuring                                            4,849,226
Less:
  Gain on sale of properties                                           (1,514,400)
  Write-off of deferred rent receivable
    related to property sale                                              678,078
  Proceeds from lease termination                                      (1,600,000)
  Minority interest's share of depreciation            (751,482)         (150,376)          (105,770)
  Minority interest's share of income                  (690,062)          (92,751)           (97,587)
                                                    ------------      ------------        -----------
    Funds from operations before items below         12,400,636        11,388,375          11,281,948
Adjustments of other non-recurring items(1)
  Non-recurring stock compensation                      588,265           441,562                 --
                                                    -----------       -----------         ----------
    Funds from operations                            12,988,901        11,829,937          11,281,948
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