Form 10-Q/A
period 1997-06-30
LEXINGTON CORPORATE PROPERTIES INC
filed 1997-11-18
CIK 910108

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

The following table reflects the Company's FFO for the quarter and six months ended June 30, 1997 and 1996:

                                                             Quarter ended                   Six months ended
                                                      June 30, 1997   June 30, 1996     June 30, 1997    June 30, 1996
                                                      -------------   -------------     -------------    -------------
Net income                                           $    303,546      $ 1,628,498     $  1,813,996     $  3, 301,943

Add back:
     Depreciation and amortization of real estate       2,614,850        1,827,733        5,075,395         3,392,800
     Minority interests share of income                    42,673          147,151          304,558           200,830
     Losses from debt restructuring                     1,787,428                -        1,856,271                 -
     Property arbitration litigation expense              167,351                -          167,351                 -
                                                        ---------      ---------------    ---------     -------------
Total FFO - for shares and partnership units
     before items below                                 4,915,848        3,603,382        9,217,571         6,895,573

Adjustments of other non-recurring items1
     Non-recurring stock compensation                          --              147,066                   --              294,132
                                                     ------------         ------------         ------------         ------------
Total FFO for shares and partnership units              4,915,848            3,750,448            9,217,571            7,189,705

Less:
     Minority interests share of depreciation            (451,568)            (163,106)            (805,815)            (165,036)
     Minority interests share of income                   (42,673)            (147,151)            (304,558)            (200,830)
                                                     ------------         ------------         ------------         ------------

FFO - for common and preferred shares only           $  4,421,607          $ 3,440,191         $  8,107,198         $  6,823,839
                                                     ============         ============         ============         ============

Weighted average common and preferred
     shares outstanding                                10,833,374            9,383,641           10,512,972            9,370,584
Weighted average OP units outstanding                   3,000,445            1,140,232            2,796,234              738,187
                                                     ------------         ------------         ------------         ------------

Total weighted average shares and units                13,833,819           10,523,873           13,309,206           10,108,771
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