Form 10-K405
period 1997-12-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1998-03-31
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      [Fee required]
For the fiscal year ended December 31, 1997

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee required]

For the transition period from ______________________ to _______________________

Commission  File Number 1-12386


                      LEXINGTON CORPORATE PROPERTIES TRUST
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

                    Maryland                                 13-3717318
          -----------------------------                      ----------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

              355 Lexington Avenue
                  New York, NY                                  10017
       -----------------------------------                    --------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code         (212) 692-7260
                                                           --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
               Title of Each Class                       on which Registered
           ---------------------------                   -------------------
         Common Shares, par value $.0001               New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes [X] No[ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.                                     [X]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of February 27, 1998 was $236,478,000.

Number of common shares outstanding as of February 27, 1998 was 16,520,248. Number of preferred shares outstanding as of February 27, 1998 was 2,000,000.

Documents incorporated by reference: The Definitive Proxy Statement for Registrant's 1998 Annual Meeting of Shareholders is incorporated herein by reference into Part III.

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

ITEM 1. BUSINESS

General

Lexington Corporate Properties Trust (the "Company"), formerly Lexington Corporate Properties, Inc., is a Maryland statutory real estate investment trust that acquires, owns, and manages a diverse portfolio of office, industrial and retail properties. The real properties owned by the Company are, with one exception, subject to triple net leases to corporate tenants. References herein to the "Company" shall include references to the Company, two affiliated partnerships (the "Partnerships") and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993, reincorporated in Maryland in June 1994 and was merged into the Company on December 31, 1997.

As of December 31, 1997, the Company's real property portfolio consisted of fifty properties (or interests therein) (the "Properties") located in twenty-five states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate of approximately 6.95 million net rentable square feet of space. This does not include the Newark, California property held for sale. All of the Company's Properties, with one exception, are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance. The Company also has ownership interests of 33.85% and 19% in two partnerships whose real estate assets each consist of a property subject to a triple net lease. These two properties consist of an aggregate of 217,000 square feet of net rentable space. For the years ended December 31, 1997, 1996 and 1995, the Company's Properties generated consolidated rental revenue of approximately $42.5 million, $31.2 million and $24.5 million, respectively. The Properties are more fully described in Item 2 below.

Of the fifty-one Properties indirectly or directly owned by the Company, the three following properties accounted for 10% or more of consolidated rental revenues for the years ended December 31:

            Property                       1997      1996       1995
            --------                       ----      ----       ----
            Glendale, Arizona                4%        8%        13%
            Newark, California               6%       10%        13%
            Salt Lake City, Utah            20%       16%         -

Objectives and Strategy

The Company's primary objectives are to increase Funds From Operations (as defined in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations) and cash available for distribution to its shareholders. Since 1995, management has principally focused on:

      o effectively managing assets through lease extensions, revenue enhancing property expansions, opportunistic property sales and redeployment of assets, when advisable;

      o acquiring portfolios and individual net lease properties from third parties, completing sale/leaseback transactions, acquiring build-to-suit properties and acquiring properties from affiliated net lease partnerships; and

      o refinancing existing indebtedness at lower average interest rates and increasing the Company's access to capital to finance property acquisitions and expansions.

      Internal Growth; Effectively Managing Assets

      Tenant Relations and Lease Compliance. The Company maintains close contact with its tenants in order to understand their future real estate needs. The Company monitors the financial, property maintenance and other lease obligations of its tenants through a variety of means, including periodic reviews of financial statements and physical inspections of the Properties. The Company performs annual inspections of those Properties where it has an ongoing obligation with respect to the maintenance of the Property and for all Properties during each of the last three years immediately prior to lease expiration. Biannual physical inspections are undertaken for all other Properties.

      Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule. Since February 1994, the Company has entered into lease extensions of three years or more on ten of its Properties.

      Revenue Enhancing Property Expansions. The Company undertakes expansions of its Properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities.

      Property Sales and Redeployment of Assets. The Company may determine to sell a Property, either to the Property's existing tenant or to a third party, if it deems such disposition to be in the Company's best interest. As of December 31, 1997, the Company had sold two Properties. The restrictions applicable to REITs may limit the Company's ability to dispose of a property.

      Acquisition Strategies

      The Company seeks to enhance its net lease property portfolio through acquisitions of general purpose, efficient, well-located buildings in growing markets. Management has diversified the Company's portfolio by geographical location, tenant industry segment, lease term expiration and property type with the intention of providing steady internal growth with low volatility. Management believes that such diversification should help insulate the Company from regional recession, industry specific downturns and price fluctuations by property type. Prior to effecting any acquisitions, management analyzes the (i) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (ii) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (iii) present and anticipated conditions in the local real estate market; and (iv) prospects for selling or releasing the property on favorable terms in the event of a vacancy. Management also evaluates each potential tenant's financial strength, growth prospects, competitive position within its respective industry and a property's strategic location and function within a tenant's operations or distribution systems. Management believes that its comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by the Company.

      Operating Partnership Structure. The operating partnership structure enables the Company to acquire properties by issuing to a seller, as a form of consideration, Operating Partnership Units ("OP Units"). Management believes that this structure facilitates the Company's ability to raise capital and to acquire portfolio and individual properties by enabling the Company to structure transactions which may defer tax gains for a contributor of property while preserving the Company's available cash for other purposes, including the payment of distributions. The Company has used OP Units as a form of consideration in connection with the acquisition of 15 of the 32 Properties or the interests therein acquired by the Company since January 1, 1995 (including the 2 properties in the 2 unconsolidated partnerships).

      Acquisitions of Portfolio and Individual Net Lease Properties. The Company seeks to acquire portfolio and individual properties that are leased to creditworthy tenants under long-term net leases.

Management believes there is significantly less competition for the acquisition of property portfolios containing a number of net leased properties located in more than one geographic region. Management also believes that the Company's geographical diversification, acquisition experience and access to capital will allow it to compete effectively for the acquisition of such net leased properties.

      Sale/Leaseback Transactions. The Company seeks to acquire portfolio and individual net lease properties in sale/leaseback transactions. The Company selectively pursues sale/leaseback transactions with creditworthy sellers/tenants with respect to properties that are integral to the sellers'/tenants' ongoing operations.

      Build-to-suit Properties. The Company may also acquire, after construction has been completed, "build-to-suit" properties that are entirely pre-leased to their intended corporate users before construction. As a result, the Company does not assume the risk associated with the construction phase of a project.

      Acquisitions from Affiliated Net Lease Partnerships. Management believes that net lease partnerships affiliated with the Company provide it with an opportunity to acquire properties with which management is already familiar. As of December 31, 1997, the Company had acquired ten Properties and minority interests in two additional properties from its affiliated limited partnerships. On January 29, 1998, the Company completed the acquisition of partnership interests in two limited partnerships, one of which was an affiliate of an officer of the Company, in exchange for the Company's operating partnership units. The assets of the partnerships acquired included approximately $23.5 million in cash. The units are exchangeable for an equal number of Common Shares and are entitled to receive distributions at the same dividend rate as the common shares.


The LCP Group, L.P. ("LCP"), an affiliate of E. Robert Roskind, Chairman of the Board of Directors and Co-Chief Executive Officer of the Company, has granted the Company an option (the "Option"), exercisable at any time, to acquire general partnership interests ("General Partnership Interests") currently owned by LCP in two limited partnerships, Net 1, L.P. and Net 2, L.P. (together, the Net Partnerships"), which own net leased office, industrial and retail properties. The Net Partnerships own a total of 61 single-tenant properties located in 16 states which contain approximately 1.4 million net rentable square feet. The tenants of such properties include Alco Standard Corporation, Ameritech Services, Honeywell, Inc. and Wal-Mart Stores, Inc. Under the terms of the Option, the Company, subject to review of any such transaction by the independent members of its Board of Directors, may acquire the General Partnership Interests at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, OP Units, cash or a combination thereof. The Company has not yet determined whether to exercise the Option.

      Refinancing Existing Indebtedness and Increasing Access to Capital

      As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 10.00% as of December 31, 1994 to approximately 8.17% as of December 31, 1997. In addition, management is constantly pursuing opportunities to increase the Company's access to public and private capital in order to achieve maximum operating flexibility.

Competition. The real estate business is highly competitive and the Company competes with numerous established companies having significant resources and experience.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company's tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect thereto, the Company may be required to satisfy such obligations. In addition, under certain environmental laws, the Company, as the owner of such properties, may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

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

Employees. As of December 31, 1997, the Company had a total of twenty-three employees.

Industry Segments. The Company operates in one industry segment, investment in net leased real property.

ITEM 2. PROPERTIES

As of December 31, 1997, the net book value of the Company's real property portfolio totaled approximately $415.4 million, not including the Newark, California property held for sale. The Company does not believe that historical book value is necessarily indicative of current fair market value. As of December 31, 1997, forty-one of the fifty-one Properties were subject to outstanding mortgages, including accrued and unpaid interest as of such date, of approximately $220.6 million. This debt includes the amount outstanding under the Company's secured revolving credit facility and the REMIC financing.

1997 Property Acquisitions

During 1997, the Company made the following acquisitions:

                                                                                                     Annualized
                                                                                                      Base Rent
Date of                                                                                    Purchase   12-31-97     Lease      Square
Acquisition                 Tenant                               Location                 Price ($M)  ($000's)    Expires      Feet
-----------                 ------                               --------                 ----------  --------    -------      ----
February 20                 Johnson Controls, Inc.               Cottondale, AL          $     2.910   $   289     02-07      58,800
March 19                    Exel Logistics, Inc.                 Various *                    27.428     2,772     11-06     761,200
May 1                       Cymer, Inc.                          Rancho Bernardo, CA           7.707       755     12-09      65,755
July 9                      Bull HN Info. Systems, Inc.          Phoenix, AZ                  10.990       972     10-05     137,058
July 22                     Lockheed Martin Corporation          Marlborough, MA              15.541     1,671     12-06     126,000
September 4                 FirstPlus Financial Group, Inc.      Dallas, TX                   32.645     3,224     08-12     247,968
October 31                  Ryder Integrated Logistics, Inc.     Waterloo, IA                  9.321       891     07-12     276,480
December 31                 Stevens-Arnold, Inc.                 Milpitas, CA                 22.138     2,006     12-05     100,026
December 31                 Allied Holdings, Inc.                Decatur, GA                  14.633     1,351     12-07     112,248
December 31                 Circuit City Stores, Inc.            Richmond, VA                 27.234     2,478     02-10     288,562
December 31                 Dana Corp.                           Gordonsville, TN              4.902       325     08-07     148,000
December 31                 Allegiance Healthcare                Bessemer, AL                  3.377       473     11-01     123,924
                                                                                               -----       ---               -------
                                                                   TOTAL                  $  178.826   $17,207             2,446,021
                                                                                          ==========   =======             =========

* Consists of three properties; two located in New Kingston, PA, one in Mechanicsburg, PA.

Information Regarding Properties Representing in Excess of 10% of Rental Revenue

                                                     1997      1996       1995
                                                     ----      ----       ----
Glendale, Arizona Property
Occupancy                                             100%      100%      100%
Number of tenants                                       1         1         1
Annual straight-line rental revenue ($000)         $1,892    $2,649    $3,249
Rent per square foot                               $ 7.50    $10.50    $12.88
Percentage of consolidated rental revenue               4%        8%       13%

Newark, California Property
Occupancy                                             100%      100%      100%
Number of tenants                                       1         1         1
Annual straight-line rental revenue ($000)(for the
  period January 1 to September 30, 1997)          $2,432    $3,242    $3,242
Rent per square foot                               $ 6.37    $ 6.37    $ 6.37
Percentage of consolidated rental revenue               6%       10%       13%

Salt Lake City, Utah Property
Occupancy                                             100%      100%      N/A
Number of tenants                                       1         1
Annual straight-line rental revenue ($000)
  (for 1996 from acquisition date,
  May 22, 1996 to December 31, 1996)               $8,469    $5,103
Rent per square foot                               $28.71    $27.68
Percentage of consolidated rental revenue              20%       16%

Additional information regarding the Glendale Property, the Newark Property and the Salt Lake City Property is set forth in the table below and in Schedule III to this report on Form 10-K.

Minimum Future Rent

Minimum future rents receivable under non-cancelable operating leases during the base terms for the Properties owned by the Company at December 31, 1997 are as follows (in $000's):

                   Year ending
                   December 31                           Amount
                   -----------                           ------
                      1998                            $  48,944
                      1999                               49,179
                      2000                               49,301
                      2001                               47,007
                      2002                               43,774
                      2003-2007                         187,725
                      2008-2012                          61,225
                      2013-2014                             645
                                                      ---------
                                                      $ 487,800
                                                      =========

Currently, only one of the Properties, the property located in Memphis, Tennessee is vacant and being marketed for re-leasing. The marketing program has included a national mailing to brokers.

Table Regarding Real Estate Holdings

The table on the following pages sets forth certain information relating to the Company's real property portfolio as of December 31, 1997, not including the Newark, California property held for sale:

===========================================================================================================================

                                                                                                  Land        Net
                                             Tenant                         Property Type/        Area     Rentable
Property Location                         (Guarantor)                      Year Constructed     (acres)   Square Feet
===========================================================================================================================
3350 Miac Cove Road                  Federal Express Corp.                 Office/Industrial     10.92      141,359
Memphis, TN                                                                      1987

904 Industrial Road               Walker Manufacturing Company             Office/Industrial     20.00      195,640
Marshall, MI                       (Tenneco Automotive, Inc.)                 1968 & 1972

1601 Pratt Avenue                 Walker Manufacturing Company             Office/Industrial      8.26      53,600
Marshall, MI                       (Tenneco Automotive, Inc.)                    1979

19019 No. 59th Avenue                   Honeywell, Inc.                        Research/         51.79      252,300
Glendale, AZ                                                                  Development
                                                                                 1985
567 South Riverside Drive         Crown Cork & Seal Co., Inc.                 Warehouse/          5.80      146,000
Modesto, CA                                                                  Manufacturing
                                                                              1970 & 1976

1800 Third Avenue North         Allegiance Healthcare Corp. (1)               Industrial         10.16      123,924
Bessemer, AL                      (Baxter International, Inc.)                   1991

Tappan Park                      White Consolidated Industries                Warehouse/         26.57      296,720
22 Chambers Road                                                             Distribution
Mansfield, OH                                                                    1970

10419 North 30th Street                    Time, Inc.                           Office           14.38      132,981
Tampa, FL                                                                        1986






3102 Queen Palm Drive             Time Customer Service, Inc.              Office/Warehouse      15.02      229,605
Tampa, FL                                 (Time, Inc.)                           1986



109 Stevens Street                 Unisource Worldwide, Inc.                  Warehouse/          7.00      168,800
Jacksonville, FL                                                              Industrial
                                                                              1958 & 1969

3615 North 27th Avenue            Bank One, Arizona, N.A. (2)                   Office           10.26      179,280
Phoenix, AZ                                                                   1960 & 1979


9580 Livingston Road                    GFS Realty, Inc.                        Retail           10.60      107,337
Oxon Hill, MD                          (Giant Food, Inc.)                        1976

==================================================================================================================================
                                      Base Lease Term                                                            1998 (E)
                                     and Annual Rents                                            1998         Straight-Line
                                     per Net Rentable                     Renewal              Minimum            Rental
Property Location                       Square Foot                       Options            Rent ($000)      Revenue ($000)
==================================================================================================================================
3350 Miac Cove Road                         02/01/88 - 01/31/98              *                   $107              $99
Memphis, TN                      02/01/93 - 01/31/98:   $9.09

904 Industrial Road                         08/18/87 - 08/17/00             None                 $487              $487
Marshall, MI                     08/18/97 - 08/17/00:   $2.49

1601 Pratt Avenue                           08/18/87 - 08/17/00             None                 $167              $167
Marshall, MI                     08/18/97 - 08/17/00:   $3.11

19019 No. 59th Avenue                       07/16/86 - 07/15/01          (4) 5 year             $1,892            $1,892
Glendale, AZ                     07/16/96 - 07/15/01:   $7.50

567 South Riverside Drive                   09/26/86 - 09/25/01          (1) 5 year              $293              $293
Modesto, CA                      09/26/96 - 09/25/01:   $2.01


1800 Third Avenue North                     11/01/91 - 11/01/01          (2) 5 year              $473              $473
Bessemer, AL                     11/01/91 - 11/01/01:   $3.81

Tappan Park                                 12/31/86 - 12/31/01          (2) 5 year              $593              $593
22 Chambers Road                 01/01/97 - 12/31/01:   $2.00
Mansfield, OH

10419 North 30th Street                     04/01/87 - 03/31/02          (4) 5 Year             $1,168            $1,099
Tampa, FL                        01/01/97 - 12/31/97:   $8.29
                                 01/01/98 - 12/31/98:   $8.78
                                 01/01/99 - 12/31/99:   $9.31
                                 01/01/00 - 12/31/00:   $9.87
                                 01/01/01 - 12/31/01:  $10.46
                                 01/01/02 - 03/31/02:  $11.09

3102 Queen Palm Drive                       08/01/87 - 07/31/02          (1) 5 year              $931              $957
Tampa, FL                        08/1/96 - 07/31/98:    $3.98
                                 08/1/98 - 07/31/01:    $4.16
                                 08/1/01 - 07/31/02:    $4.39

109 Stevens Street                          10/01/87 - 09/30/02             None                 $380              $380
Jacksonville, FL                 10/01/97 - 09/30/02:   $2.25


3615 North 27th Avenue                      11/30/88 - 11/30/03          (1) 5 year             $1,961            $1,961
Phoenix, AZ                      06/01/96 - 11/30/98   $10.97
                                 12/01/98 - 11/30/03:  $10.60

9580 Livingston Road                        01/03/77 - 02/29/04          (6) 5 year              $408              $407
Oxon Hill, MD                    03/01/77 - 02/29/04:   $3.80

(E) Estimated

* The tenant did not renew its lease and the property is currently vacant. The Company is marketing the property for re-lease.

===========================================================================================================================

                                                                                                  Land        Net
                                             Tenant                         Property Type/        Area     Rentable
Property Location                         (Guarantor)                      Year Constructed     (acres)   Square Feet
===========================================================================================================================
Amigoland Shopping Center       Montgomery Ward & Co., Inc. (1)                 Retail            7.61      115,000
(Mexico St. & Palm Blvd.)                                                        1973
Brownsville, TX

Rockshire Village Center              GFS Realty, Inc. (1)                      Retail            7.32      51,682
West Ritchie Parkway                   (Giant Food, Inc.)                        1977
Rockville, MD

13430 Black Canyon Fwy.      Bull HN Information Systems, Inc. (3)              Office           13.37      137,058
Phoenix, AZ                                                                   1985 & 1994






1301 California Circle                Stevens-Arnold, Inc.                  Office/Research       6.34      100,026
Milpitas, CA                         (BICC Public Ltd. Co.)                  & Development
                                                                                 1985



200 Southington                 The Hartford Fire Insurance Co.                 Office           12.40      153,364
  Executive Park                                                                 1983
Southington, CT

24100 Laguna Hills Mall      Federated Department Stores, Inc. (1)              Retail           11.00      160,000
Laguna Hills, CA                                                                 1974


6910 S. Memorial Highway             Toys "R" Us, Inc. (1)                      Retail            4.44      43,123
Tulsa, OK                                                                        1981



12535 SE 82nd Avenue                 Toys "R" Us, Inc. (1)                      Retail            5.85      42,842
Clackamas, OR                                                                    1981



18601 Alderwood Mall Blvd.           Toys "R" Us, Inc. (1)                      Retail            3.64      43,105
Lynnwood, WA                                                                     1981

==================================================================================================================================
                                      Base Lease Term                                                            1998 (E)
                                     and Annual Rents                                            1998         Straight-Line
                                     per Net Rentable                     Renewal              Minimum            Rental
Property Location                       Square Foot                       Options            Rent ($000)      Revenue ($000)
==================================================================================================================================
Amigoland Shopping Center                11/01/74 - 10/31/04              (3) 5 year              $153              $152
(Mexico St. & Palm Blvd.)     11/01/74 - 10/31/04:    $1.33
Brownsville, TX

Rockshire Village Center                 01/01/78 - 02/28/05             (1) 12 year              $224              $224
West Ritchie Parkway          01/01/78 - 02/28/05:    $4.33              (2) 10 year
Rockville, MD

13430 Black Canyon Fwy.                  10/11/94 - 10/10/05                 None                 $972             $1,028
Phoenix, AZ                   10/11/94 - 10/10/00:    $7.35
                              10/11/00 - 10/10/01:    $7.70
                              10/11/01 - 10/10/02:    $7.90
                              10/11/02 - 10/10/03:    $8.10
                              10/11/03 - 10/10/04:    $8.30
                              10/11/04 - 10/10/05:    $8.50

1301 California Circle                   12/10/85 - 12/09/05              (9) 5 year             $2,158            $2,548
Milpitas, CA                  12/01/95 - 05/31/98:   $20.04
                              06/01/98 - 11/31/00:   $22.68
                              12/01/00 - 05/31/03:   $25.56
                              06/01/03 - 12/09/05:   $28.92

200 Southington                          09/01/91 - 12/31/05              (1) 5 year             $2,166            $2,009
  Executive Park              01/01/95 - 12/31/05:   $14.12
Southington, CT

24100 Laguna Hills Mall                  02/01/76 - 01/31/06              (1) 8 year              $677              $673
Laguna Hills, CA              02/01/80 - 01/31/06:    $4.23               (2) 15 year
                                                                          (1) 6 year

6910 S. Memorial Highway                 06/01/81 - 05/31/06              (5) 5 year              $354              $356
Tulsa, OK                     06/01/86 -01/31/98:     $7.58
                              02/01/98 - 05/31/01:    $8.26
                              06/01/01 - 05/31/06:    $8.40

12535 SE 82nd Avenue                     06/01/81 - 05/31/06              (5) 5 year              $414              $417
Clackamas, OR                 07/01/94 - 01/31/98:    $8.93
                              02/01/98 - 05/31/01:    $9.74
                              06/01/01 - 05/31/06:    $9.91

18601 Alderwood Mall Blvd.               06/01/81 - 05/31/06              (5) 5 year              $387              $389
Lynnwood, WA                  06/01/86 - 01/31/98:    $8.29
                              02/01/98 - 05/31/01:    $9.03
                              06/01/01 - 05/31/06:    $9.18

(E) Estimated

===========================================================================================================================

                                                                                                  Land        Net
                                             Tenant                         Property Type/        Area     Rentable
Property Location                         (Guarantor)                      Year Constructed     (acres)   Square Feet
===========================================================================================================================
West Wingfoot Road                   Toys "R" Us, Inc. (1)                    Industrial          7.56      123,293
Houston, TX                                                                      1981

245 Salem Church Road                 Exel Logistics Inc.                      Warehouse         12.52      252,000
Mechanicsburg, PA                          (NFC plc)                             1985



6 Doughton Road                       Exel Logistics Inc.                      Warehouse         24.38      330,000
New Kingston, PA                           (NFC plc)                             1989



34 East Main Street                   Exel Logistics Inc.                      Warehouse          9.66      179,200
New Kingston, PA                           (NFC plc)                             1981



401 Elm Street                       Lockheed Martin Corp.                  Office/Research      36.94      126,000
Marlborough, MA                           (Honeywell)                        & Development
                                                                              1960 & 1988


46600 Port Street                    Johnson Controls, Inc.                   Industrial         24.00      134,160
Plymouth, MI                                                                     1996

450 Stern Street                     Johnson Controls, Inc.                   Industrial         25.20      111,160
Oberlin, OH                                                                      1996

15911 Progress Drive                 Johnson Controls, Inc.                   Industrial         22.20      58,800
Cottondale, AL                                                                   1996




5917 S. La Grange Road             Bally Total Fitness Corp.              Retail/Health Club      2.73      25,250
Countryside, IL                                                                  1987


1160 White Horse Road             Physical Fitness Centers of             Retail/Health Club      2.87      31,750
Voorhees, NJ                           Philadelphia, Inc.                        1987
                                  (Bally Total Fitness Corp.)

5801 Bridge Street                 Bally Total Fitness Corp.              Retail/Health Club      3.66      24,990
DeWitt, NY                                                                    1977 & 1987


==================================================================================================================================
                                      Base Lease Term                                                            1998 (E)
                                     and Annual Rents                                            1998         Straight-Line
                                     per Net Rentable                     Renewal              Minimum            Rental
Property Location                       Square Foot                       Options            Rent ($000)      Revenue ($000)
==================================================================================================================================
West Wingfoot Road                         09/01/81 - 08/31/06           (5) 5 year              $461              $478
Houston, TX                     09/01/87 - 04/30/98:    $3.25
                                05/01/98 - 08/31/06:    $3.98
245 Salem Church Road                      11/15/91 - 11/30/06           (2) 5 year              $924             $1,000
Mechanicsburg, PA               12/01/97 - 11/30/00:    $3.67
                                12/01/00 - 11/30/03:    $4.01
                                12/01/03 - 11/30/06:    $4.38

6 Doughton Road                            11/15/91 - 11/30/06           (2) 5 year             $1,245            $1,349
New Kingston, PA                12/01/97 - 11/30/00:    $3.77
                                12/01/00 - 11/30/03:    $4.12
                                12/01/03 - 11/30/06:    $4.51

34 East Main Street                        11/15/91 - 11/30/06           (2) 5 year              $603              $654
New Kingston, PA                12/01/97 - 11/30/00:    $3.37
                                12/01/00 - 11/30/03:    $3.68
                                12/01/03 - 11/30/06:    $4.02

401 Elm Street                             07/22/97 - 12/17/06           (6) 5 year             $1,671            $1,671
Marlborough, MA                 07/22/97 - 12/17/01:   $13.26
                                12/18/01 - 12/17/06:
                                75% of cumulative increase in CPI

46600 Port Street                          12/23/96 - 12/22/06           (2) 5 year              $678              $678
Plymouth, MI                    12/23/97 - 12/22/06:            CPI

450 Stern Street                           12/23/96 - 12/22/06           (2) 5 year              $513              $513
Oberlin, OH                     12/23/97 - 12/22/06:            CPI

15911 Progress Drive                       02/19/97 - 02/18/07           (2) 5 year              $300              $300
Cottondale, AL                  02/19/97 - 02/18/98:    $4.91
                                02/19/98 - 02/18/07:
                                3x CPI annual escalations not to
                                   exceed 4.5%

5917 S. La Grange Road                     07/13/87 - 07/12/07           (2) 5 year              $574              $542
Countryside, IL                 07/13/97 - 07/12/02:   $22.73
                                07/13/02 - 07/12/07:   $26.14

1160 White Horse Road                      07/14/87 - 07/13/07           (2) 5 year              $713              $673
Voorhees, NJ                    07/14/97 - 07/13/02:   $22.45
                                07/14/02 - 07/13/07:   $25.82

5801 Bridge Street                         08/19/87 - 08/18/07           (2) 5 year              $444              $419
DeWitt, NY                      08/19/97 - 08/18/02:   $17.78
                                08/19/02 - 08/18/07:   $20.45



(E) Estimated

===========================================================================================================================

                                                                                                  Land        Net
                                             Tenant                         Property Type/        Area     Rentable
Property Location                         (Guarantor)                      Year Constructed     (acres)   Square Feet
===========================================================================================================================
One Spricer Drive                          Dana Corp.                         Industrial         20.95      148,000
Gordonsville, TN                                                              1983 & 1985




160 Clairemont Avenue                Allied Holdings, Inc.                      Office            2.98      112,248
Decatur, GA                                                                      1983



2655 Shasta Way                         Fred Meyer, Inc.                        Retail           13.90      178,204
Klamath Falls, OR                                                                1986

7272 55th Street                   Circuit City Stores, Inc.                    Retail            3.93      45,308
Sacramento, CA                                                                   1988



6405 South Viriginia St            Circuit City Stores, Inc.                    Retail            2.72      31,400
Reno, NV                                                                         1988



5055 West Sahara Avenue            Circuit City Stores, Inc.                    Retail            2.57      36,053
Las Vegas, NV                                                                    1988



4733 Hills & Dales               Scandinavian Health Spa, Inc.            Retail/Health Club      3.32      37,214
Canton, OH                    (Bally Total Fitness Holding Corp.)                1987




Highway 21 South                     Wal-Mart Stores, Inc.                      Retail            5.21      56,132
Jacksonville, AL                                                                 1982

295 Chipeta Way                   Northwest Pipeline Corp. (1)                  Office           19.79      295,000
Salt Lake City, UT                                                               1982



King St. (Fort Street Mall)         Liberty House, Inc. (1)                     Retail            1.22      85,610
Honolulu, HI                                                                     1980


==================================================================================================================================
                                      Base Lease Term                                                            1998 (E)
                                     and Annual Rents                                            1998         Straight-Line
                                     per Net Rentable                     Renewal              Minimum            Rental
Property Location                       Square Foot                       Options            Rent ($000)      Revenue ($000)
==================================================================================================================================
One Spricer Drive                          01/01/84 - 08/31/07             (2) 5 year              $325              $341
Gordonsville, TN                08/01/96 - 07/31/99:    $2.20            (1) 4.11 year
                                08/01/99 - 07/31/02:    $2.26
                                08/01/02 - 07/31/05:    $2.33
                                08/01/05 - 08/31/07:    $2.40

160 Clairemont Avenue                      01/01/98 - 12/31/07             (2) 5 year             $1,351            $1,530
Decatur, GA                     01/01/98 - 12/31/98:   $12.03
                                01/01/98 - 12/31/07:
                                2.75% annual escalations

2655 Shasta Way                            03/10/88 - 03/31/08            (3) 10 year             $1,009            $1,009
Klamath Falls, OR               03/10/88 - 03/31/08:    $5.66

7272 55th Street                            10/28/88-10/27/08             (3) 10 year              $358              $376
Sacramento, CA                  10/28/93-10/27/98:      $7.78
                                10/28/98-10/27/03:      $8.54
                                10/28/03-10/27/08:      $9.30

6405 South Viriginia St                    12/16/88 - 12/15/08            (3) 10 year              $306              $325
Reno, NV                        12/16/93 - 12/15/98:    $9.71
                                12/16/98 - 12/15/03:   $10.65
                                12/16/03 - 12/15/08:   $11.60

5055 West Sahara Avenue                    12/16/88 - 12/15/08            (3) 10 year              $261              $278
Las Vegas, NV                   12/16/93 - 12/15/98:    $7.23
                                12/16/98 - 12/15/03:    $7.93
                                12/16/03 - 12/15/08:    $8.64

4733 Hills & Dales                         01/01/89 - 12/31/08             (2) 5 year              $626              $685
Canton, OH                      01/01/97 - 12/31/97:   $16.46
                                01/01/98 - 12/31/98:   $16.82
                                01/01/99 - 12/31/08:
                                2.2% annual escalations

Highway 21 South                           08/31/83 - 01/31/09             (5) 5 year              $146              $146
Jacksonville, AL                09/01/87 - 01/31/09:    $2.60

295 Chipeta Way                            10/01/82 - 09/30/09             (1) 9 year             $8,571            $8,571
Salt Lake City, UT              10/01/97 - 09/30/09:   $29.06             (1) 10 year
                                subject to a CPI adjustment on a
                                  portion of the rent.

King St. (Fort Street Mall)                10/01/80 - 09/30/09            (1) 9.7 year             $963              $971
Honolulu, HI                    10/01/95 - 09/30/05:   $11.25              (1) 2 year
                                10/01/05 - 09/30/09:   $11.56              (3) 5 year

(E) Estimated

===========================================================================================================================

                                                                                                  Land        Net
                                             Tenant                         Property Type/        Area     Rentable
Property Location                         (Guarantor)                      Year Constructed     (acres)   Square Feet
===========================================================================================================================
16275 Technology Drive                    Cymer, Inc.                       Office/Research       2.73      65,755
Rancho Bernardo, CA                                                          & Development
                                                                                 1989





9950 Mayland Drive               Circuit City Stores, Inc. (1)            Office Headquarters    19.71      288,562
Richmond, VA                                                                     1990


7055 Highway 85 South                Wal-Mart Stores, Inc.                      Retail            8.61      81,911
Riverdale, GA                                                                    1985

Highway 101                             Fred Meyer, Inc.                        Retail            8.81      118,179
Newport, OR                                                                      1986



6345 Brackbill Boulevard              Exel Logistics, Inc.                    Warehouse/         29.01      507,000
Mechanicsburg, PA                          (NFC plc)                         Distribution
                                                                              1985 & 1991




2280 Northeast Drive            Ryder Integrated Logistics, Inc.               Warehouse         25.70      276,480
Waterloo, IA                         (Ryder Systems. Inc.)                    1996 & 1997



1600 Viceroy Drive              FirstPlus Financial Group, Inc.                 Office            8.17      247,968
Dallas, TX                                                                       1986



Industrial Boulevard                     SKF USA, Inc.                       Manufacturing       21.13      72,868
Franklin, NC                                                                     1996




                                                                                                ----------------------
                                                                                                 634.91    6,954,241
                                                                                                ======================

==================================================================================================================================
                                      Base Lease Term                                                            1998 (E)
                                     and Annual Rents                                            1998         Straight-Line
                                     per Net Rentable                     Renewal              Minimum            Rental
Property Location                       Square Foot                       Options            Rent ($000)      Revenue ($000)
==================================================================================================================================
16275 Technology Drive                     06/01/96 - 12/31/09              None                 $755              $860
Rancho Bernardo, CA             06/01/97 - 05/31/99:   $11.26
                                06/01/99 - 05/31/01:   $11.82
                                06/01/01 - 05/31/03:   $12.42
                                06/01/03 - 05/31/05:   $13.04
                                06/01/05 - 05/31/07:   $13.69
                                06/01/07 - 12/31/09:   $14.26

9950 Mayland Drive                         02/28/90 - 02/29/10           4) 10 year             $2,478            $2,791
Richmond, VA                    01/01/98 - 02/29/00:    $8.59            1) 5 year
                                03/01/00 - 02/29/10:    $9.91

7055 Highway 85 South                      12/04/85 - 01/31/11           (5) 5 year              $270              $270
Riverdale, GA                   12/04/85 - 01/31/11:    $3.29

Highway 101                                06/01/86 - 05/31/11           (3) 5 year              $826              $826
Newport, OR                     06/01/86 - 05/31/11:    $6.99
                                plus .5% of gross sales over
                                 $20M ($61,000 in 1997)

6345 Brackbill Boulevard                   10/29/90 - 03/19/12           2) 10 year             $1,771            $1,933
Mechanicsburg, PA               3/20/97 - 03/19/02:     $3.49
                                3/20/02 - 03/19/07:     $4.02
                                3/20/07 - 03/19/12:
                                greater of $4.62 or fair market rent as
                                   specified in lease

2280 Northeast Drive                       08/01/97 - 07/31/12           (3) 5 year              $891             $1,002
Waterloo, IA                    08/01/97 - 07/31/02:    $3.22
                                08/01/02 - 07/31/07:    $3.61
                                08/01/07 - 07/31/12:    $4.04

1600 Viceroy Drive                         09/04/97 - 08/31/12           (4) 5 year             $3,224            $3,557
Dallas, TX                      09/04/97 - 08/31/02:   $13.00
                                09/01/02 - 08/31/07:   $14.30
                                09/01/07 - 08/31/12:   $15.73

Industrial Boulevard                       12/23/96 - 12/31/14           (3) 10 year              $322              $322
Franklin, NC                    12/23/96 - 12/31/99:    $4.42
                                01/01/00 - 12/31/14:    CPI

                                                                                         --------------------------------
                                                                                               $48,944           $50,674
                                                                                         ================================

(E) Estimated
______________
(1) The Company holds leasehold interests in the land on which these buildings are situated. The Company owns in fee simple the land on which all other buildings are situated.
(2) Effective December 1, 2000, tenant may cancel lease upon 12 months notice and payment of a cancellation fee equal to approximately $2.9 million.

(3) Assumes the tenant pays its rent annually in advance, resulting in a prompt payment discount of 3.5% per year.


                   INVESTMENTS IN UNCONSOLIDATED PARTNERSHIPS

===================================================================================================================================
                                                                                                             Base Lease Term
                                                                                            Net             and Annual Rents
    %                                    Tenant           Property Type/      Land        Rentable          per Net Rentable
  Owned     Property Location         (Guarantor)        Year Constructed     Area      Square Feet            Square Foot
                                                                             (acres)
===================================================================================================================================

 19.00%   4450 California Street        Mervyn's              Retail          11.00       122,000          02/23/77 - 12/31/02
             Bakersfield, CA     (Dayton Hudson Corp.)         1976                                   01/01/78 - 12/31/02: $3.34

 33.85%   7111 Westlake Terrace   Hechinger & Co. (1)         Retail          7.61         95,000          05/01/81 - 04/30/06
               Bethesda, MD                                    1980                                   05/01/96 - 04/30/06: $8.13

                                                                            ---------- ---------------
                                                                              18.61       217,000
                                                                            ========== ===============

===============================================================================
                                                                   1998 (E)
                                                   1998          Straight-Line
    %                              Renewal       Minimum            Rental
  Owned     Property Location      Options     Rent ($000)      Revenue ($000)
===============================================================================

 19.00%   4450 California Street (5) 5 year        $407              $397
             Bakersfield, CA

 33.85%   7111 Westlake Terrace  (1) 10 year       $772              $648
               Bethesda, MD      (3) 5 year

                                             ----------------- ----------------
                                                  $1,179            $1,045
                                             ================= ================

(E) Estimated.

----------

(1) The Company holds a leasehold interest in the land on which this building is situated. The Company owns in fee simple the land on which the other building is situated.

ITEM 3. LEGAL PROCEEDINGS

The Company was sued in the United States District Court for the Northern District of Illinois on May 31, 1995, by United Municipal Leasing Corporation. The complaint filed in this case alleged that the Company breached a letter of intent by failing to execute definitive documentation and close a transaction in which the plaintiff proposed to sell property to the Company. The complainant sought $800,000 in monetary damages. During 1997, the Court ruled in favor of the Company. No monetary damages were incurred by the Company in connection with this matter.

On August 26, 1996, Ross Stores, Inc., the tenant in the Newark Property, exercised an option to purchase such Property for its fair market value. In connection with this negotiation the Company was required to post a bond in an amount equivalent to one year's rent. After some deliberation the parties have negotiated to sell the property on or about April 1, 1998 for $24.55 million.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the last quarter of the calendar year ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The following sets forth certain information relating to the executive officers of the Company:

      NAME                                    BUSINESS EXPERIENCE

E. ROBERT ROSKIND          Mr. Roskind has served as the Chairman of the Board
Age 53                     of Directors and Co-Chief Executive Officer of the
                           Company since October 1993. He founded The LCP Group,
                           L.P. ("LCP") in 1973 and has been its Chairman since
                           1976. LCP has acted as general partner in limited partnerships in which the Company has had prior dealings. Prior to founding LCP, Mr. Roskind headed the net-leasing financing area of Lehman Brothers
                           Inc. He is also a general partner for a variety of entities which serve as the general partner of various partnerships that hold net leased real properties or interests therein. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp
                           Government Income Trust I and Krupp Government Income
                           Trust II. Mr. Roskind received his B.S. in 1966 from the University of Pennsylvania and is a 1969 Harlan
                           Fiske Stone Graduate of the Columbia Law School. He has been a member of the Bar of the State of New York since 1970.

RICHARD J. ROUSE           Mr. Rouse has served as Co-Chief Executive Officer
Age 52                     and a director of the Company since October 1993. He
                           served as the President of the Company from October
                           1993 to April 1996, and since April 1996 has served as the Vice Chairman. Mr. Rouse was also a managing director of LCP. He had been associated with LCP since 1979 and had been engaged there in all aspects of net lease finance, acquisition and syndication and corporate financing transactions. Mr. Rouse graduated from Michigan State University in 1968 and received his M.B.A. in 1970 from the Wharton School of Finance and Commerce of the University of Pennsylvania.

T. WILSON EGLIN            Mr. Eglin has served as Chief Operating Officer of
Age 33                     the Company since October 1993 and a director since
                           May 1994. He served as Executive Vice President from
                           October 1993 to April 1, 1996, and since April 1996 has served as the President. Prior to his current position with the Company, Mr. Eglin had been associated with LCP from 1987 to 1993 and had been its Vice President-Acquisitions from 1990 to 1993. In connection with his responsibilities with LCP, Mr.
                           Eglin was an officer of affiliated companies that own and manage over 400 net leased real properties and was involved in all aspects of real estate acquisition and finance, principally in net leased transactions. Mr. Eglin received his B.A.
                           from Connecticut College in 1986.


ANTONIA G. TRIGIANI        Ms. Trigiani has served as the Chief Financial
Age 37                     Officer and Treasurer of the Company since October
                           1993. She had been associated with LCP since 1989 and had been its Vice President - Asset Management since
                           1990 until resigning from her position with LCP in April 1996. Prior to joining LCP, she was associated with HRE Properties, a REIT listed on the New York
                           Shares Exchange, and Merrill Lynch, Hubbard Inc., a real estate division of Merrill Lynch & Co., Inc. In
                           1982, Ms. Trigiani received her B.A. in business administration from Saint Mary's College at Notre
                           Dame University.

PAUL R. WOOD               Mr. Wood has served as the Vice President, Chief
Age 38                     Accounting Officer and Secretary of the Company since
                           October 1993. He had been associated with LCP from 1988 to 1993 and from 1990 to 1993 had been responsible for all accounting activities relating to the net leased properties managed by LCP and its affiliates. Prior to joining LCP, Mr. Wood was, from 1987 to 1988, associated with E. F. Hutton & Company
                           Inc. as a senior accountant. Mr. Wood received his B.B.A. from Adelphi University in 1982 and has been a Certified Public Accountant since 1985.

STEPHEN C. HAGEN           Mr. Hagen has served as Senior Vice President of the
Age 55                     Company since October 1996. Mr. Hagen had been
                           associated with LCP from 1995 to 1996. Prior to joining LCP, Mr. Hagen was a principal of Pharus
                           Realty Investments, a money manager focused on real estate sharess, and also served as Chief Operating
                           Officer of HRE Properties, a New York Shares Exchange listed REIT. Mr. Hagen received his B.S. from the University of Kansas in 1965 and his M.B.A. from the Wharton School of Finance and Commerce in 1968.

PHILIP L. KIANKA           Mr. Kianka joined the Company in 1997 as Vice
Age 41                     President of Asset Management. Prior to joining
                           Lexington, from 1985 through 1997, Mr. Kianka served as a Vice President and Senior Asset Manager at
                           Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co., Inc. Mr. Kianka was involved in real estate acquisitions, development and asset management for a national portfolio of diversified properties. Mr. Kianka received his B.A. from Clemson
                           University in 1978 and his M.A. from Clemson
                           University in 1981.

JANET M. KAZ               Ms. Kaz has served as Vice President of the Company
Age 34                     since May 1995 and as Asset Manager since October
                           1993. Prior to that, Ms. Kaz was a member of LCP's property acquisition team from 1986 to 1990 and a member of LCP's asset management team from 1991 to 1993. Ms. Kaz received her B.A. from Muhlenberg
                           College in 1985.

                                    PART II.


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

The Common Shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the high and low sales prices as reported by the NYSE for the Common Shares of the Company for each of the periods indicated below:

     For the Quarters Ended:            High         Low      Cash Dividend
     -----------------------            ----         ---      -------------
     December 31, 1997               $16.8125    $13.7500       $  0.29
     September 30, 1997               15.7500     13.8125       $  0.29
     June 30, 1997                    14.5000     12.1250       $  0.29
     March 31, 1997                   15.0000     12.1250       $  0.29

     December 31, 1996                15.0000     12.1250       $  0.29
     September 30, 1996               13.3750     11.5000       $  0.28
     June 30, 1996                    12.3750     11.1250       $  0.28
     March 31, 1996                   12.1250     10.5000       $  0.27

The closing price of the shares of the Company's Common Shares was $14.625 on February 27, 1998.

As of February 27, 1998, the Company had 2,549 shareholders of record.

The Company's annualized dividend rate for the years ended December 31, 1997 and 1996 was $1.16 and $1.12 per share respectively. The Company's current annualized dividend rate is $1.16 per share.

On February 13, 1998, the Company paid a dividend of $.29 per share to shareholders of record on January 30, 1998.

Following is a summary of the taxable nature of the Company's dividends for the three years ended December 31:

                                         1997           1996           1995
                                         ----           ----           ----
      Total dividends per share       $  1.16        $  1.10        $  1.08
                                         ====           ====           ====
      Percent taxable as
         ordinary income                68.91%         95.46%         41.36%
      Percent taxable as
         long-term capital gains         -              -             24.71%
      Percent non-taxable as
         return of capital              31.09%          4.54%         33.93%
                                       -------        -------         ------
                                       100.00%        100.00%        100.00%
                                       ======         ======         ======

Dividends per share of $0.73, $1.00 and $0.68 were required for the Company to maintain its REIT status in 1997, 1996 and 1995, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1997. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this report. (All amounts, except per share data, in $000's.)

                                                1997         1996         1995         1994         1993
                                                ----         ----         ----         ----         ----
Total revenue                               $  43,569    $  31,675    $  25,002    $  26,038    $  25,871
Expenses, including minority interest         (35,304)     (25,565)     (19,983)     (20,559)     (18,902)
Gain on sale of properties                      3,517           --        1,514           --           --
Proceeds from lease termination                    --           --        1,600           --           --
Expenses of the mergers                            --           --           --           --       (2,441)
Transactional expenses                             --         (644)          --           --           --
Loss on extinguishment of debt(1)              (3,189)          --       (4,849)          --           --
                                            ---------    ---------    ---------    ---------    ---------
Net income                                      8,593        5,466        3,284        5,479        4,528
                                            =========    =========    =========    =========    =========

Net income per common share - basic              0.33         0.58         0.35         0.59         0.48
                                            =========    =========    =========    =========    =========

Net income per common share - diluted            0.32         0.56         0.35         0.59         0.48
                                            =========    =========    =========    =========    =========

Cash dividends declared per common share         1.16         1.12         1.08         1.08         0.24
                                            =========    =========    =========    =========    =========
Net cash provided by operating activities      23,820       14,972        7,216       12,423       11,151
Net cash (used in)
  provided by investing activities           (110,764)     (16,952)       7,887           --           --
Net cash provided by
   (used in) financing activities              88,116        1,859      (15,610)     (12,304)     (12,780)
                                            ---------    ---------    ---------    ---------    ---------
Net increase (decrease) in cash and
  cash equivalents                              1,172         (121)        (507)         119       (1,629)
                                            =========    =========    =========    =========    =========
Total assets                                  467,115      309,126      221,216      216,019      222,467
                                            =========    =========    =========    =========    =========
Long-term obligations (including related
  accrued interest)                           227,160      192,540      123,664      112,038      114,410
                                            =========    =========    =========    =========    =========

Funds from operations(2)                       21,483       14,371       12,049       11,486       12,959
                                            =========    =========    =========    =========    =========
Rent received above
  (below) straight line rent                     (924)        (105)         400          569          420
                                            =========    =========    =========    =========    =========

----------

(1) Loss on extinguishment of debt is reported as an extraordinary item on the consolidated statements of income.

(2) The Company believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that Funds From Operations is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income, as an indicator of the Company's operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties. The Company has operated as a REIT since October 1993 when it initially issued 9.3 million shares of its Common Shares, approximately 169,000 units of special limited partnership units (which are exchangeable for an equivalent number common shares shares) and approximately $1.877 million in principal amount of 7.75% Subordinated Notes due 2000.

As of December 31, 1997, the Company was the indirect or direct owner of fifty-one triple net leased real estate properties (or interests therein) (including the Newark, California property held for sale).

On December 31, 1997, the Company completed a reorganization, becoming a Maryland statutory real estate investment trust. Immediately prior to the reorganization, the Company had been a Maryland corporation. The reorganization did not result in any material change in the Company's business or operations.

Liquidity and Capital Resources

      Real Estate Assets. As of December 31, 1997, the Company's real estate assets consisted of the Properties. The Properties are located in twenty-five states and contain an aggregate of approximately 7.5 million square feet of net rentable space. With one exception, each Property is subject to a single tenant triple net lease, which is generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

During 1997, the Company acquired fourteen properties in ten states at a cost of approximately $178.8 million. For further information reference is made to the chart on page 5, Item 2.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its Credit Facility and amounts that may be raised through the sale of securities in private or public offerings. For the year ended December 31, 1997, such leases on the Properties generated approximately $42.5 million in revenue compared to $31.2 million in 1996. On the basis of the leases in place as of December 31, 1997, minimum annual rent receivable under non-cancelable leases is $48.9 million for 1998.

      Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1995; a dividend of $.27 per share to shareholders in respect of the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; and $.29 per share in respect of the fourth quarter of 1996 and the first, second and third quarters of 1997. The dividend paid in respect of the fourth quarter of 1997, in the amount of $.29 per share, was paid on February 13, 1998 to shareholders of record as of January 30, 1998. The Company's annualized dividend rate is currently $1.16 per share.

      UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for Common Shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of Common Shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for Common Shares. The table set forth below provides certain information with respect to such partnership interests as of December 31, 1997 (assuming the Company's dividend rate remains at $1.16 per share).

                                                                        Total
                                                       1998            Annual
Redeemable                                          Annualized      Distribution
for Shares of                         Number         Per Unit          in 1998
Common Shares as of:                 of Units      Distribution       ($000's)
--------------------                 --------      ------------       --------
At any time                           169,109       $    1.160       $     196
May 1998                            1,715,294            0.975           1,672
May 1998                              114,006            1.080             123
January 1999                          147,246            1.120             165
April 1999                            480,028            1.160             557
January 2003                            7,441           --                  --
March 2004                             52,335            0.270              14
November 2004                          35,400           --                  --
March 2005                             36,825           --                  --
January 2006                          207,728           --                  --
February 2006                          23,267           --                  --
May 2006                               11,766            0.290               3
                                    ---------                        ---------
     Total                          3,000,445                        $   2,730
                                    =========                        =========

Of the total number of units, 313,435 are owned by affiliates of the Company.

Financing

      Exchangeable Redeemable Secured Notes. In March 1997, in connection with the acquisition of certain properties leased to Exel, LCIF sold $25 million of 8% Exchangeable Redeemable Secured Notes (the "Notes") to an institutional investor in a private placement. The Notes require interest only payments at 8% per annum, payable semi-annually in arrears, and have a seven year term. The Notes are secured by first mortgage liens on the Exel Properties, are guaranteed by Lexington, and can be exchanged by the holders for Lexington common shares at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed at Lexington's option after three years at a price of 103.2% of the principal amount, declining to par after five years. The Notes are subordinated to obligations under Lexington's Credit Facility.

      Partnership Mergers. In connection with the acquisition of the Exel Properties, an unaffiliated partnership (the "Exel Partnership") merged into a subsidiary of the Company, Lepercq Corporate Income Fund L.P., ("LCIF"). As a result of the merger, LCIF issued 480,028 partnership units redeemable for the Company's Common Shares, which units are entitled to distributions at the same dividend rate as Common Shares. At the time of the merger, the Exel Partnership's sole assets were approximately $6.0 million of cash from the prior sale of a property and the right to acquire the Exel Properties in a tax-free exchange under Internal Revenue Code Section 1031.

On January 29, 1998 two affiliated partnerships merged into LCIF. As a result of the merger, LCIF issued 1,454,906 partnership units redeemable for the Company's Common Shares, which units are entitled to distributions at the same dividend rate as common shares. At the time of the merger, the partnerships' sole assets were approximately $23.5 million in cash from prior property sales and the right to acquire properties in tax free exchanges under Internal Revenue Code Section 1031. The Company is currently in the process of completing such tax free exchanges.

      Revolving Credit Facility. In February 1997, the Company's secured revolving credit facility (the "Credit Facility") was amended to extend the maturity date to June 1999 and to increase the maximum borrowing availability to $60.0 million. The Credit Facility bears interest at 1.5% over LIBOR and has an interest rate period of one month, three months, or six months, at the option of the Company. The Credit Facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. Due to these covenants, approximately $30 million was available to the Company at December 31, 1997. The Credit Facility matures on June 1, 1999, but will automatically renew for successive two year terms unless the lender notifies the Company at least twelve months in advance of the scheduled or extended maturity date of its intention to terminate the Credit Facility. As of December

31, 1997, the Company had borrowed $12 million. As the Credit Facility is collateralized by seven of the Company's Properties, this amount is included in the balance of mortgage notes payable as of December 31, 1997.

      Preferred Shares Sale. On December 31, 1996, the Company entered into an agreement with Five Arrows Realty Securities L.L.C ("Five Arrows") providing for the sale of up to 2,000,000 shares of Senior Cumulative Convertible Preferred Shares ("Preferred Shares") for an aggregate price of $25 million. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Preferred Shares, which are convertible at any time at the holder's option into Common Shares on a one-for-one basis, are entitled to quarterly distributions equal to the greater of $.295 per share or 105% of the quarterly common share dividend.

On January 21, 1997, the Company sold 700,000 shares of Preferred Shares to Five Arrows and used the proceeds of $8.75 million to repay approximately $8.0 million of mortgage debt, including prepayment premiums of $520,000. Such mortgage debt had been bearing interest at 12.625% per annum and would have required interest and principal payments of approximately $1.45 million in 1997.

On April 28, 1997, the Company sold an additional 625,000 shares of Convertible Preferred Shares to Five Arrows. Net proceeds to the Company were approximately $7.8 million. On May 1, 1997, the Company used the net proceeds to acquire the Rancho Bernardo Property for $7.7 million.

On December 31, 1997, the Company sold an additional 675,000 shares of Convertible Preferred Shares to Five Arrows. Net proceeds to the Company were approximately $8.4 million. The Company used the net proceeds to satisfy a portion of the purchase price of the Decatur, Georgia Property.

      Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of December 31, 1997, a total of forty-one properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $220.56 million. The weighted average interest rate on the Company's debt on such date was approximately 8.17%. Approximate balloon payment amounts for the next five calendar years are due as follows: $10.01 million in 1998; $17.56 million in 1999 (including the $12 million Credit Facility which may be extended); $13.09 million in 2000; $1.00 million in 2001 and $771,000 in 2002. See Note 5 of the Company's Consolidated Financial Statements. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its credit facility or access to other capital sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time. The Company intends to repay balloon payments due in 1998 with amounts available under the Credit Facility. As of December 31, 1997, the Company's total consolidated indebtedness (including subordinated notes payable and origination fees payable and the respective related accrued interest) was approximately $227 million. See also "Funds From Operations" below.

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

      Shares Repurchase. On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding Common Shares, depending on market conditions and other factors. As of December 31, 1997, the Company had repurchased 172,100 shares, at an average price of approximately $9.80 per share, all of which have been retired. There has been no repurchase of shares since 1995.

Impact of Year 2000

The Company is evaluating its computer and communication systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize a date using "00"as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose operational problems for the Company's computer and communication systems and will not have a material impact on the operations of the Company.

Results of Operations ($000)
----------------------------                                 Increase(Decrease)
Selected Income Statement Data     1997     1996     1995   1997-1996  1996-1995
                                  ------   ------   ------  ---------  ---------
Total revenues                   $43,569   31,675   25,002   $11,894    $ 6,673

Total expenses                   $32,862   25,519   19,890   $ 7,343    $ 5,629
   Interest                       16,644   12,818   10,295     3,826      2,523
   Depreciation & amortization    10,608    7,627    5,817     2,981      1,810
   General & administrative        3,920    3,125    2,694       795        431

Net Income                       $ 8,593    5,466    3,284   $ 3,127    $ 2,182

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. The increase in interest expense due to the growth of the Company's portfolio has been offset in 1997 by a reduction in the weighted average interest rate from 9.04% as of December 31, 1996 to 8.17% as of December 31, 1997, due to debt refinancings and repayments. The Company's general and administrative expenses have decreased as a percentage of rental revenue to 9% in 1997 from 10% in 1996 and 11% in 1995 due to the growth of the Company's portfolio relative to these expenses. Other expenses in 1996 included $644,000 of expenses which were comprised of costs associated with a proposed equity offering which was abandoned in favor of the completed private equity placement, and expenses incurred in connection with transactions in progress for which expenses are required to be charged to current operations.

The increase in net income for the year ended December 31, 1997 was primarily attributable to the gain on sale of the Stratus Property in the amount of $3.517 million offset by extraordinary losses on extinguishment of debt (net of minority interest) including $1.667 million in connection with the Stratus Property mortgage repayment and $1.466 million in connection with the Salt Lake City debt refinancing.

The increase in net income for the year ended December 31, 1996 was primarily atrributable to a loss on extinguishment of debt incurred in 1995 in the amount of approximately $4.849 million offset by items relating to the sale of the Eagan, Minnesota property, a gain on the sale of approximately $1.5 million and proceeds from lease termination of $1.6 million, less the related write-off of deferred rent receivable of approximately $678,000.

Funds From Operations

Management believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows and believes it is an appropriate performance measure for an equity REIT which provides an indication of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real estate Investment Trusts, Inc. (NAREIT) as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The following table reflects the calculation of the Company's FFO and cash flow activities for the years ended December 31, 1997, 1996 and 1995 ($000).

                                                      1997         1996        1995
                                                     ------       ------      ------

Net income                                        $   8,593    $   5,466    $   3,284
Add back:
   Depreciation and amortization of real estate      10,608        7,627        5,817
   Minority interest's share of net income            2,442          690           93
   Loss from debt restructuring                       3,189           --        4,849
   Property arbitration litigation expense              168           --           --
Less:
   Gain on sale of property                          (3,517)          --       (1,514)
   Write off of deferred rent receivable
      related to property sale                           --           --          678
   Proceeds from lease termination                       --           --       (1,600)
                                                  ---------    ---------    ---------
     Funds from operations before items below        21,483       13,783       11,607
Adjustments of other non-recurring items(1)
   Non-recurring shares compensation                     --          588          442
                                                  ---------    ---------    ---------

     Funds From Operations                        $  21,483    $  14,371    $  12,049
                                                  =========    =========    =========

Cash flows from operating activities              $  23,820    $  14,972    $   7,216
Cash flows from investing activities               (110,764)     (16,952)       7,887
Cash flows from financing activities                 88,116        1,859      (15,610)
                                                  =========    =========    =========

The Company's dividends paid to shareholders and distributions paid to unitholders amounted to approximately 73.5%, 77.9% and 84.6% of the Company's Funds From Operations for the years ended December 31, 1997, 1996 and 1995 respectively.

Accounting Standards

In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. These standards will have no impact on the Company's operations.

----------
(1) For purposes of the calculation of Funds From Operations ("FFO"), the Company has added back to net income amounts for non-recurring shares compensation which management believes to be appropriate adjustments based on the non-recurring and unusual nature of such amounts. The Company's method of calculating FFO may be different from methods used by other REITs. Non-recurring shares compensation represents the expense of a simultaneous exercise and re-granting of options to the Company's management during the period between July 1995 and January 1996, which was intended to increase management's ownership in the Company (a practice which has been discontinued). The Board of Directors has determined that the Company will not engage in such practices in the future. In 1996 transactional expenses of $644 were incurred. Management believes such expenses were of an unusual and significant nature for the Company at the time they were incurred. If such amount was added back to net income, FFO for 1996 would have been $15.015 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES
                 (formerly Lexington Corporate Properties, Inc.)
                                      INDEX

                                                                        Page
                                                                        ----
Independent Auditors' Report                                             23

Consolidated Balance Sheets as of December 31, 1997 and 1996             24

Consolidated Statements of Income
   for the years ended December 31, 1997, 1996 and 1995                  25

Consolidated Statements of Changes in Shareholders' Equity
   for the years ended December 31, 1997, 1996 and 1995                  26

Consolidated Statements of Cash Flows
   for the years ended December 31, 1997, 1996 and 1995                 27-28

Notes to Consolidated Financial Statements                              29-44

Financial Statement Schedule

Schedule III - Real Estate and Accumulated Depreciation                 45-47

----------
All other schedules have been omitted because the required financial information is not applicable or the information is shown in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report


The Shareholders
Lexington Corporate Properties Trust:

We have audited the consolidated financial statements of Lexington Corporate Properties Trust, formerly Lexington Corporate Properties, Inc., and consolidated subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and consolidated subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                KPMG Peat Marwick LLP


New York, New York
January 22, 1998

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                           Consolidated Balance Sheets
                    ($000 except share and per share amounts)
                           December 31, 1997 and 1996


                  Assets                                               1997         1996
                                                                       ----         ----
Real estate, at cost (notes 3 and 5):
   Buildings and building improvements                              $ 407,403    $ 287,534
   Land and land estates                                               47,769       38,372
   Land improvements                                                    2,831        2,831
   Fixtures and equipment                                               8,345       10,674
                                                                    ---------    ---------
                                                                      466,348      339,411

   Less:  accumulated depreciation                                     50,993       51,343
                                                                    ---------    ---------
                                                                      415,355      288,068

Property held for sale (note 10)                                       24,501         --
Cash and cash equivalents (note 5)                                      3,640        2,468
Restricted cash (note 4)                                                5,499        3,750
Deferred expenses (net of accumulated amortization
   of $2,543 in 1997 and $2,955 in 1996)                                4,283        3,734
Rent receivable (note 2)                                                7,638        7,843
Escrow deposits                                                         1,249          104
Other assets, net                                                       4,950        3,159
                                                                    ---------    ---------
                                                                    $ 467,115    $ 309,126
                                                                    =========    =========


   Liabilities and Shareholders' Equity

Mortgage notes payable, including accrued interest (note 5)         $ 220,560    $ 186,188
Subordinated notes payable, including accrued interest (note 6)         1,973        1,973
 Origination fees payable, including accrued interest and
   accumulated accretion (note 13)                                      4,627        4,379
 Accounts payable and other liabilities                                 4,880        1,394
                                                                    ---------    ---------
                                                                      232,040      193,934
Minority interests (note 8)                                            28,240       22,533
                                                                    ---------    ---------
                                                                      260,280      216,467
                                                                    ---------    ---------

Commitments and Contingencies (notes 3 and 10)

Preferred shares, par value $0.0001 per share; authorized
   10,000,000 shares.  Class A Senior Cumulative
   Convertible Preferred, liquidation preference $25,000,
   2,000,000 issued and outstanding at December 31, 1997 (note 9)      24,369           --

Shareholders' equity (note 1):
   Excess shares, par value $0.0001 per share; authorized
     40,000,000 shares, issued none                                        --           --
   Common shares, par value $0.0001 per share, authorized
     40,000,000 shares, 16,509,610 and 9,426,900 shares
     issued and outstanding in 1997 and 1996, respectively                  2            1
   Additional paid-in-capital                                         235,469      136,956
   Accumulated distributions in excess of net income                  (53,005)     (44,298)
                                                                    ---------    ---------
            Total shareholders' equity                                182,466       92,659
                                                                    ---------    ---------
                                                                    $ 467,115    $ 309,126
                                                                    =========    =========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                        Consolidated Statements of Income
                    ($000 except share and per share amounts)
                  Years ended December 31, 1997, 1996 and 1995


                                                                1997           1996          1995
                                                                ----           ----          ----
Revenues:
   Rental (note 7)                                        $     42,493    $     31,244   $     24,523
   Interest and other                                            1,076             431            479
                                                          ------------    ------------   ------------
                                                                43,569          31,675         25,002
                                                          ------------    ------------   ------------
Expenses:
   Interest expense (notes 5 and 6)                             16,644          12,818         10,295
   Depreciation and amortization of real estate                 10,608           7,627          5,817
   Amortization of deferred expenses                               876             619            464
   General and administrative expenses
     (notes 7, 11, 12 and 13)                                    3,920           3,125          2,694
   Other expenses                                                  814           1,330            620
                                                          ------------    ------------   ------------
                                                                32,862          25,519         19,890
                                                          ------------    ------------   ------------
Income before gain on sale of properties,
   lease termination proceeds, minority interests
   and extraordinary item                                       10,707           6,156          5,112
Gain on sale of properties (note 3)                              3,517              --          1,514
Proceeds from lease termination (note 3)                            --              --          1,600
                                                          ------------    ------------   ------------
Income before minority interests and extraordinary item         14,224           6,156          8,226
Minority interests (note 8)                                      2,442             690             93
                                                          ------------    ------------   ------------
Income before extraordinary item                                11,782           5,466          8,133
Extraordinary item - loss on extinguishment of
   debt (note 5)                                                 3,189              --          4,849
                                                          ------------    ------------   ------------
         Net income                                       $      8,593    $      5,466   $      3,284
                                                          ============    ============   ============
Net income per common share - basic: (note 2)
Income before extraordinary item, per common share        $       0.61    $       0.58   $       0.88

Extraordinary item - loss on extinguishment
   of debt, per common share                                     (0.28)             --          (0.53)
                                                          ------------    ------------   ------------

Basic net income per common share                         $       0.33    $       0.58   $       0.35
                                                          ============    ============   ============

Weighted average common shares outstanding                  11,444,589       9,392,727      9,263,169
                                                          ============    ============   ============

Net income per common share - diluted (note 2):
Income before extraordinary item, per common share        $       0.59    $       0.56   $       0.86

Extraordinary item - loss on extinguishment
   of debt, per common share                                     (0.27)             --          (0.51)
                                                          ------------    ------------   ------------

Diluted net income per common share                       $       0.32    $       0.56   $       0.35
                                                          ============    ============   ============

Weighted average common shares outstanding                  11,639,683      10,897,011      9,502,355
                                                          ============    ============   ============

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

           Consolidated Statements of Changes in Shareholders' Equity
                    ($000 except share and per share amounts)
                  Years ended December 31, 1997, 1996 and 1995

                                                                                                Distributions
                                                        Number                     Additional      Paid in
                                                          of                        paid-in       Excess of         Total
                                                        shares         Amount       Capital       Net Income       Equity
                                                      -----------   ------------  ------------   ------------   ------------
Balance at December 31, 1994                           9,288,360    $         1   $   133,929    $   (32,710)   $   101,220

Net income                                                    --             --            --          3,284          3,284
Dividends paid to shareholders ($1.08 per share)              --             --            --        (10,011)       (10,011)
Exchange of special limited
    partnership units for partnership interests               --             --         1,503             --          1,503
Common shares issued                                     185,622             --         1,937             --          1,937
Common shares repurchased and retired                   (142,000)            --        (1,415)            --         (1,415)
                                                      -----------   ------------  ------------   ------------   ------------
Balance at December 31, 1995                           9,331,982              1       135,954        (39,437)        96,518

Net income                                                    --             --            --          5,466          5,466
Dividends paid to shareholders ($1.10 per share)              --             --            --        (10,327)       (10,327)
Common shares issued, net of offering costs               94,918             --         1,002             --          1,002
                                                      -----------   ------------  ------------   ------------   ------------
Balance at December 31, 1996                           9,426,900              1       136,956        (44,298)        92,659

Net income                                                    --             --            --          8,593          8,593
Dividends paid to common shareholders
   ($1.16 per share)                                          --             --            --        (12,836)       (12,836)
Dividends paid to preferred shareholders
   ($0.91 per share)                                          --             --            --           (916)          (916)
Deemed dividend related to issuance of
   preferred shares                                           --             --         3,548         (3,548)            --
Common shares issued, net of offering costs            7,082,710              1        94,965             --         94,966
                                                      -----------   ------------  ------------   ------------   ------------
Balance at December 31, 1997                          16,509,610    $         2   $   235,469    $   (53,005)   $   182,466
                                                      ===========   ============  ============   ============   ============

            See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                                     ($000)

                  Years ended December 31, 1997, 1996 and 1995

                                                                1997         1996         1995
                                                                ----         ----         ----

Cash flows from operating activities:
  Net income                                                 $   8,593    $   5,466    $   3,284
  Adjustments to reconcile net income to net cash
    provided by operating activities net of effects
    of acquisitions:
      Depreciation and amortization                             11,484        8,247        6,281
      Minority interests                                         2,442          690           93
      Gain on sale of properties                                (3,517)          --       (1,514)
      Extraordinary item - loss on extinguishment of debt        3,189           --           --
      Increase (decrease) in accounts
         payable and other liabilities                           3,280          746         (364)
      Other adjustments (net)                                   (1,651)        (177)        (564)
                                                             ---------    ---------    ---------
            Total adjustments                                   15,227        9,506        3,932
                                                             ---------    ---------    ---------
            Net cash provided by operating activities           23,820       14,972        7,216
                                                             ---------    ---------    ---------
Cash flows from investing activities:
  Net proceeds from sale of properties                          21,362           --       16,347
  Acquisitions of real estate properties and partnerships,
    net of issuance of limited partnership units and
    common shares, cash received and liabilities assumed      (132,129)     (16,955)      (8,460)
  Distributions from unconsolidated partnerships                     3            3           --
                                                             ---------    ---------    ---------
            Net cash (used in) provided by
            investing activities                              (110,764)     (16,952)       7,887
                                                             ---------    ---------    ---------

Cash flows from financing activities:
  Proceeds of mortgage notes payable                         $ 130,942    $  19,619    $  84,514
  Dividends to common and preferred shareholders               (13,752)     (10,327)     (10,011)
  Repayments on mortgage notes                                (118,401)      (7,534)     (83,196)
  Common shares issued, net of offering costs                   75,133        1,002        1,937
  Preferred shares issued, net of offering costs                24,369           --           --
  Prepayment premium on early retirement of debt                (3,560)          --           --
  Cash distributions to minority interests                      (2,034)        (871)        (183)
  (Increase) decrease in escrow deposits                        (1,145)         550         (550)
  Increase in deferred expenses                                 (1,687)        (294)      (3,242)
  (Increase) decrease in restricted cash                        (1,749)        (286)      (3,464)
  Common shares repurchased                                         --           --       (1,415)
                                                             ---------    ---------    ---------
    Net cash provided by (used in) financing activities         88,116        1,859      (15,610)
                                                             ---------    ---------    ---------

            Increase (decrease) in cash and
              cash equivalents                                   1,172         (121)        (507)
Cash and cash equivalents at beginning of year                   2,468        2,589        3,096
                                                             ---------    ---------    ---------
Cash and cash equivalents at end of year                     $   3,640    $   2,468    $   2,589
                                                             =========    =========    =========
Supplemental disclosure of cash flow information:
    Cash paid during the year for interest                   $  15,801    $  12,828    $  10,161
                                                             =========    =========    =========

    Cash paid during the year for taxes                      $     106    $     156    $     182
                                                             =========    =========    =========

                                                                                       (continued)

            See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

               Consolidated Statements of Cash Flows, Continued


Supplemental disclosure of non-cash investing and financing activities:

On December 31, 1997, the Company issued 1,284,725 common shares in exchange for all the shares of another company. The transaction was valued at $19.8 million and consisted of the acquisition of three properties for $35.1 million less $15.3 million of mortgage indebtedness assumed.

On July 9, 1997, in connection with a property acquisition, the Company assumed approximately $5.9 million of first mortgage financing and issued a $600 note to the seller.

On March 19, 1997, in connection with an acquisition of properties involving a partnership, the Company issued partnership units as partial satisfaction of the aggregate purchase price of $27.4 million. The issuance of these partnership units have been recorded as minority interest in the amount of $6.0 million in the accompanying consolidated financial statements.

On December 31, 1996, the Company completed an acquisition transaction involving a partnership, whereby five properties were acquired in exchange for special limited partnership units, following which the selling partnership was dissolved. Total assets acquired and total liabilities assumed in the exchanges were $22.2 million and $18.4 million, respectively.

On May 22, 1996, the Company completed an acquisition transaction involving a partnership, whereby a property was acquired in exchange for special limited partnership units, following which the selling partnership was dissolved. Total assets acquired and total liabilities assumed in the exchange were approximately $56.9 million and $38.5 million, respectively.

On August 1, 1995, the Company acquired ownership interests in six partnerships in exchange for special limited partnership units. The financial position of four of these partnerships is included in the consolidated balance sheets as of December 31, 1996 and 1995. Total assets and total liabilities acquired in the exchange were $10.2 million and $10.2 million, respectively. The Company's proportionate share of the remaining two partnerships is included in investment in partnerships.

            See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995

(1)   The Company

      Lexington Corporate Properties Trust, formally Lexington Corporate Properties, Inc. (the "Company"), is a Maryland statutory real estate investment trust that acquires, owns, and manages a diverse portfolio of office, industrial and retail properties. The real properties owned by the Company are, with one exception, subject to triple net leases to corporate tenants. References herein to the "Company" shall include references to the Company, two affiliated partnerships (the "Partnerships") and the Company's predecessor, Lexington Corporate Properties, Inc., a Delaware corporation which was organized in October 1993, reincorporated in Maryland in June 1994 and was merged into the Company on December 31, 1997.

      The total number of shares of all classes of capital shares that the Company has authority to issue is 90,000,000 shares, consisting of 40,000,000 shares of common shares with a par value of $.0001 per share, 40,000,000 shares of excess shares with a par value of $.0001 per share and 10,000,000 shares of preferred shares with a par value of $.0001 per share.

      The excess shares are not entitled to receive dividends, except upon liquidation of the Company. Such shares vote as a single class with holders of shares of the Company's Common Shares. The excess shares and Common Shares are considered equal for purposes of liquidation of the Company.

      On November 15, 1994, the Company announced that its Board of Directors had authorized the Company to repurchase, from time to time, up to 1,000,000 shares of its outstanding Common Shares, depending on market conditions and other factors. As of December 31, 1997, the Company had repurchased 172,100 shares at an average price of approximately $9.80 per share, all of which have been retired. There has been no repurchase of shares since 1995.


(2)   Summary of Significant Accounting Policies

      Basis Of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting for financial and Federal income tax reporting purposes. The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including, Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II as well as general partner and majority limited partner in four other partnerships and, accordingly, accounts for them on a consolidated basis. Entities in which the Company has an interest of less than 50% are accounted for under the equity method and the investments in these partnerships are included in other assets in the accompanying consolidated balance sheets.

      Real Estate. The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement in 1996 and its application in 1997 did not have any impact on the Company's financial position or results of operations.

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2),  Continued

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

      Deferred Financing Fees And Expenses. Deferred expenses are composed principally of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the mortgages.

      Origination Fees. Origination fees payable obligations have been discounted using an annual rate of 13%.

      Tax Status. The Company has qualified as a real estate investment trust under the Code. A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its shareholders, provided that at least 95% of Taxable Income is distributed. No provision for Federal income taxes has been made in the consolidated financial statements, as the Company believes it is in compliance with the Code and has distributed all of its taxable income.

      A summary of the taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                                1997        1996          1995
                                                ----        ----          ----
Total dividends per share                    $  1.16      $   1.10      $  1.08

Percent taxable as ordinary income             68.91%        95.46%       41.36%
Percent taxable as long-term capital gains          -             -       24.71%
Percent non-taxable as return of capital       31.09%         4.54%       33.93%
                                              -------       -------       ------
                                              100.00%       100.00%      100.00%
                                              =======       =======      =======

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

      Earnings Per Share. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS No. 128"). SFAS No. 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common shares or potential common shares. SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. This statement was adopted as required for the period ended December 31, 1997; the corresponding 1996 and 1995 per share data has been restated. Basic net income per share is computed by dividing net income reduced by preferred dividends and the "deemed dividends" described in note 9 by the weighted average number of common shares outstanding during the period. Reported basic per share amounts are based on 11,444,589, 9,392,727 and 9,263,169 common shares for the years ended December 31, 1997, 1996 and 1995, respectively.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(2),  Continued

      Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of the Company's other potentially dilutive securities. Diluted net income attributable to common shares is computed after giving effect to preferred dividends. The Company's Convertible Preferred Shares, OP Units and Exchangeable Notes are excluded from the 1997 computation due to their anti- dilutive effect during that period. The Company's Operating Partnership Units are included in the 1996 and 1995 computations due to their dilutive effect. Reported diluted per share amounts are based on 11,639,683, 10,897,011 and 9,502,355 common and common equivalent shares for the years ended December 31, 1997, 1996 and 1995, respectively.

      Fair Value of Financial Instruments. The Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The Company's cash and cash equivalents, mortgage notes payable, subordinated notes payable, and accounts payable and other liabilities are carried at cost, which approximates fair value.

      Cash and Cash Equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid instruments to be cash equivalents. Cash and cash equivalents on the balance sheets at December 31, 1997 and 1996 includes $3.64 million and $2.18 million of money market instruments, respectively.

      Stock Based Compensation. Prior to January 1, 1996, the Company accounted for its shares option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying shares exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all shares-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee shares option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

      Use of Estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      Reclassifications. Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation.

(3)   Investments in Real Estate

      The Company's real property portfolio as of December 31, 1997 consists of fifty-one properties (or interests therein) (the "Properties") located in twenty-five states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties. All of the Company's properties, with one exception, are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increase for real estate taxes, insurance and ordinary maintenance.

      The purchase prices on the Properties were satisfied with existing cash, proceeds of mortgage and equity financings, issuance of the Company's common shares, and the issuance of special limited partnership units of one of the Partnerships.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3),  Continued

      On September 2, 1997, the Company sold its property leased to Stratus Computer, Inc. in Marlborough, Massachusetts for approximately $21.36 million, realizing a gain of approximately $3.5 million. The Company also repaid a first mortgage loan with a balance of approximately $9.97 million and a related prepayment premium of approximately $1.86 million. The Company also incurred a write-off of unamortized loan costs of approximately $171,000.

      On March 31, 1995, the Company sold the Eagan, Minnesota Property for $16.55 million, realizing a gain of approximately $1.5 million. Additionally, the Company received lease termination proceeds of $1.6 million in connection with this transaction. The Company also incurred a write-off of deferred rent receivable in the amount of approximately $678,000 which is recorded as a reduction of rental revenue on the consolidated statements of income.

      During 1997, 1996 and 1995 the Company made the following acquisitions:

                                                                                                Annualized               Net
                                                                                                 Base Rent             Rentable
     Date of                                                                      Acquisition     12-31-97   Lease      Square
     Acquisition       Tenant                              Location                 Cost ($M)     ($000's)  Expires      Feet
     ----------------  --------------------------------    --------------------   ------------  ----------  -------    ---------
     1997
     February 20       Johnson Controls, Inc.              Cottondale, AL         $      2.910  $     289    02-07       58,800
     March 19          Exel Logistics, Inc.                Various *                    27.428      2,772    11-06      761,200
     May 1             Cymer, Inc.                         Rancho Bernardo, CA           7.707        755    12-09       65,755
     July 9            Bull HN Info. Systems, Inc.         Phoenix, AZ                  10.990        972    10-05      137,058
     July 22           Lockheed Martin Corporation         Marlborough, MA              15.541      1,671    12-06      126,000
     September 4       FirstPlus Financial Group, Inc.     Dallas, TX                   32.645      3,224    08-12      247,968
     October 31        Ryder Integrated Logistics, Inc.    Waterloo, IA                  9.321        891    07-12      276,480
     December 31       Stevens-Arnold, Inc.                Milpitas, CA                 22.138      2,006    12-05      100,026
     December 31       Allied Holdings, Inc.               Decatur, GA                  14.633      1,351    12-07      112,248
     December 31       Circuit City Stores, Inc.           Richmond, VA                 27.234      2,478    02-10      288,562
     December 31       Dana Corp.                          Gordonsville, TN              4.902        325    08-07      148,000
     December 31       Allegiance Healthcare               Bessemer, AL                  3.377        473    11-01      123,924
                                                                                  ------------  ----------            ---------
                                                           TOTAL                  $    178.826  $  17,207             2,446,021
                                                                                  ============  ==========            =========
     1996
     May 22            Northwest Pipeline Corp.            Salt Lake City, UT     $     55.396  $   8,571    09-09      295,000
     May 31            Wal-Mart Stores, Inc.               Jacksonville, AL              2.049        146    02-07       56,132
     December 23       Johnson Controls, Inc.              Plymouth, MI                  6.329        678    12-06      134,160
     December 23       Johnson Controls, Inc.              Oberlin, OH                   4.791        513    12-06      111,160
     December 23       SKF USA, Inc.                       Franklin, NC                  3.448        322    12-14       72,868
     December 31       Toys "R" Us, Inc.                   Tulsa, OK                     2.711        327    05-06       43,123
     December 31       Toys "R" Us, Inc.                   Clackamas, OR                 3.173        383    05-06       42,842
     December 31       Toys "R" Us, Inc.                   Lynwood, WA                   2.963        357    05-06       43,105
     December 31       Toys "R" Us, Inc.                   Houston, TX                   3.793        400    08-06      123,293
     December 31       Liberty House, Inc.                 Honolulu, HI                 10.608        963    09-09       85,610
                                                                                  ------------  ----------            ---------
                                                           TOTAL                  $     95.261  $  12,660             1,007,293
                                                                                  ============  ==========            =========
     1995
     August 1          GFS Realty, Inc.                    Rockville, MD          $      1.726  $     224    02-05       51,682
     August 1          GFS Realty, Inc.                    Oxon Hill, MD                 2.534        408    02-04      107,337
     August 1          Montgomery Ward & Co., Inc.         Brownsville, TX               1.242        153    10-04      115,000
     August 1          Federated Dept. Stores, Inc.        Laguna Hills, CA              4.529        677    01-06      160,000
     December 1        Wal-Mart Stores, Inc.               Riverdale, CA                 2.596        270    01-11       81,911
     December 7        Scandinavian Health Spa, Inc.       Canton, OH                    4.421        626    12-08       37,214
                                                                                  ------------  ----------            ---------
                                                           TOTAL                  $     17.048  $   2,358               553,144
                                                                                  ============  ==========            =========

      * Consists of three properties; two located in New Kingston, PA, one in Mechanicsburg, PA.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3),  Continued

      The acquisitions made during 1997, 1996 and 1995 have been accounted for using the purchase method of accounting.

      The following unaudited pro forma operating information for the years ended December 31, 1997 and 1996 has been prepared as if the acquisitions in 1997 and 1996 had been consummated as of January 1, 1996 and were carried forward through December 31, 1997. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions been consummated on that date. Pro forma amounts are as follows:

                                           ($000's, except per share data)
                                          Unaudited                 Unaudited
                                          Pro forma                 Pro forma
                                         Year ended                Year ended
                                      December 31, 1997         December 31, 1996
                                      -----------------         -----------------
      Revenues                           $ 56,947                 $  58,017
      Net income                           12,345                    12,443
      Net income per common share-basic      0.59                      1.17
      Net income per common share-diluted    0.58                      1.15

      The Company is committed to purchase a 103,000 square foot light industrial facility in Auburn Hills, Michigan (the "Auburn Hills Property") for approximately $13.875 million. The Auburn Hills Property will be leased to General Motors Corporation for eight years. The existing building will be renovated and an 81,000 square foot expansion completed in the third quarter of 1998 when the Company will acquire the property. On the basis of a project cost of $13.875 million, the annual net rent during the first four years would be $1.326 million and would escalate at the end of the fourth year by 6%.

      The Company is committed to purchase a 179,300 square foot office facility in Florence, South Carolina (the "Florence Property") for approximately $15.02 million. The Florence Property will be leased to Fleet Mortgage Group, Inc. for ten years. On the basis of a project cost of $15.02 million, the annual net rent during the first five years would be $1,520,464 and would escalate at the end of the fifth year by 17%. Construction of the property is scheduled for completion in the third quarter of 1998. The Company expects to close shortly thereafter subject to certain contingencies including the acceptance of the property by the tenant.

(4)   Restricted Cash

      On May 19, 1995, the Company, through its wholly owned subsidiary, LXP Funding Corp., completed a $70 million secured debt offering (the "REMIC Financing") by issuing commercial mortgage pass-through certificates. As a condition of the REMIC Financing, the trustee, established as part of the REMIC Financing, maintains a restricted cash account. Rent from the fifteen properties securing the debt is required to be deposited into this account. Additionally, there are certain reserves that are required to be funded and maintained in this account. The monthly debt service payments are made from the account and, after considering reserve requirements, any excess funds are transferred to the Company.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5)   Mortgage Notes Payable

      The Company's aggregate consolidated mortgage notes payable and related accrued interest as of December 31, 1997 was $220.56 million which consists of indebtedness outstanding under the REMIC Financing, borrowings outstanding under the Company's Credit Facility, and outstanding mortgage indebtedness related to nineteen of the Properties. Except as noted, all such debt bears interest at fixed rates. All of the Company's mortgages are nonrecourse and are secured by first mortgage liens on the properties and by collateral assignments of the leases.

      The following table sets forth certain information regarding the Company's aggregate mortgage indebtedness (including accrued interest) as of December 31, 1997 and 1996 (in $000's):


                                            Mortgage Indebtedness                                                Scheduled
                                              as of December 31,         Interest                   Balloon     Debt Service
Property Location                           12-31-97      12-31-96         Rate       Maturity      Payment      in 1998 (i)
-----------------                           --------      --------         ----       --------      -------      -----------
REMIC Financing (a)                         $ 68,202      $ 68,988        8.100%     05-25-05      $ 60,001      $  6,353
Credit Facility (b)                           12,044        25,072        8.130%     06-01-99        12,000           976
Individually encumbered properties:
Tampa, FL (Queen Palm Dr) (c)                  4,322         4,322        9.125%     05-01-98         4,290           163
Tampa, FL (North 30th) (c)                     5,902         6,172        8.600%     06-01-98         5,717           392
Phoenix, AZ (Bank One)                         5,630         5,713       10.750%     05-01-99         5,563           693
Richmond, VA                                  13,093            --        8.875%     03-01-00        13,093         1,162
Bessemer, AL                                   1,000            --        9.500%     09-01-01         1,000            95
Gordonsville, TN                               1,248            --        9.500%     10-01-02           771           194
Oxon Hill, MD                                  1,967         2,217        6.250%     03-01-04            --           381
Mechanicsburg, PA (3 Exel props) (d)          25,641            --        8.000%     03-20-04        25,000         2,000
Brownsville, TX                                  934         1,004        8.375%     11-01-04           260           150
Rockville, MD                                  1,183         1,294        8.820%     03-01-05            --           221
Phoenix, AZ (Bull Promissory Note)               610            --        6.380%     09-30-05           592            38
Phoenix, AZ (Bull)                             5,845            --        8.120%     10-01-05         4,245           621
Salt Lake City, UT                            12,092        13,185        7.870%     10-01-05            --         2,099
Laguna Hills, CA                               4,451         4,735        8.375%     02-01-06         1,020           666
Canton, OH                                     2,664         2,792        9.490%     02-28-09            --           388
Salt Lake City, UT (e)                        22,401        22,446        7.610%     10-01-09            --         2,901
Honolulu, HI                                   6,252         6,468       10.250%     10-01-10            --           841
Dallas, TX                                    22,800            --        7.490%     12-31-12        15,961         1,708
Franklin, NC (f)                               2,279         2,835        8.500%     04-01-15            --           222
Tulsa, OK (g)                                     --         1,913           --            --            --            --
Clackamas, OR (g)                                 --         2,212           --            --            --            --
Lynwood, WA (g)                                   --         2,090           --            --            --            --
Houston, TX (g)                                   --         2,342           --            --            --            --
Marlborough, MA (h)                               --        10,388           --            --            --            --
                                            --------       -------                                               --------
  Subtotal                                   140,314        92,128                                                 14,935
                                            --------       -------                                               --------
Total (including accrued interest)          $220,560       186,188                                               $ 22,264
                                            ========       =======                                               ========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(5),  Continued

      (a) The REMIC Financing is secured by mortgages on the following fifteen
      Properties: Modesto, California; Mansfield, Ohio; Marshall, Michigan (904 Industrial Road); Marshall, Michigan (1601 Pratt Avenue); Memphis, Tennessee; Mechanicsburg, Pennsylvania; Newark, California; Countryside, Illinois; Voorhees, New Jersey; Dewitt, New York; Newport, Oregon; Sacramento, California; Reno, Nevada; Las Vegas, Nevada; and Klamath Falls, Oregon. Due to the impending sale of the Newark, California Property (see Note 10), the Company is currently working to substitute that property with another pursuant to the terms of the agreement.

      (b) In February 1997, the Company's secured revolving credit facility (the "Credit Facility") was amended to extend the maturity to June 1, 1999 and to increase the maximum borrowing availibility to $60 million. The Company's Credit Facility bears interest at 1.5% over LIBOR and has an interest rate period of one, three or six months, at the option of the Company. The Credit Facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. Due to these covenants, approximately $30 million was available to the Company at December 31, 1997. The Credit Facility matures on June 1, 1999, but will automatically renew for successive two-year terms unless the lender notifies the Company at least twelve months in advance of the scheduled or extended maturity date of its intention to terminate the Credit Facility. As of December 31, 1997, the amount outstanding under the Credit Facility was $12 million, with a weighted average interest rate of approximately 8.13% per annum. Based on the weighted average interest rate in effect as of December 31, 1997, debt service payments on the Credit Facility in 1998 would total $976,000.


      The Credit Facility is secured by first mortgage liens on the following seven Properties: Glendale, Arizona; Southington, Connecticut; Riverdale, Georgia; Jacksonville, Alabama; Plymouth, Michigan; Oberlin, Ohio; and Cottondale, Alabama. The Credit Facility requires compensating balances of $250,000.


      The Credit Facility contains various leverage, debt service coverage, net worth maintenance, and other customary covenants. The Company is in compliance with such covenants.


      (c) The mortgages on the two Tampa, Florida Properties are cross-collateralized. The Company intends to repay balloon payments due on these properties in 1998 with amounts available under the Credit Facility.

      (d) In March 1997, in connection with the acquisition of these properties, LCIF sold $25 million of Notes to an institutional investor in a private placement. The Notes require interest only payments at 8% per annum, payable semi-annually in arrears, and have a seven year term. The Notes are secured by these properties, are guaranteed by the Company, and can be exchanged by the holders for the Company's common shares at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed at the Company's option after three years at a price of 103.2% of the principal amount, declining to par after five years. The Notes are subordinated to obligation under the Company's Credit Facility.

      (e) As of December 31, 1996, this note on the Salt Lake City, Utah Property was bearing interest at a rate of 12.9% per annum and had a maturity date of October 1, 2005. This note was refinanced on May 30, 1997, with a new note bearing interest at 7.61% per annum and having a maturity date of October 1, 2009.

      (f) As of December 31, 1996, the mortgage on the Franklin, North Carolina Property consisted of temporary bridge financing bearing interest at 8.25% per annum. On March 31, 1997, the bridge financing was repaid in full with proceeds from permanent financing, bearing interest at 8.50% per annum and having a maturity date of April 1, 2015.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5),  Continued

      (g) On January 22, 1997, the mortgages encumbering these four properties were paid in full. The aggregate principal amount paid was $7,997,000 and the aggregate prepayment premiums were approximately $520,000. The stated interest rate on each of the four mortgages was 12.625% per annum. The loans were assumed in December 1996 in connection with an acquisition and assigned a fair value such that the prepayment premiums were included in the carrying value on the balance sheet at acquisition.

      (h) The mortgage was paid off in conjunction with the sale of this property (see Note 3).

      (i) Principal paydowns of the mortgage notes payable for the succeeding fifteen years are as follows (in 000's):

                        Years ending
                         December 31                 Amount
                         -----------                 ------
                            1998                 $    14,924
                            1999                      22,654
                            2000                      18,913
                            2001                       7,302
                            2002                       7,569
                          2003-2007                  120,028
                          2008-2012                   27,446

      On September 2, 1997, the Company sold its property leased to Stratus Computers, Inc. In connection with the sale, the Company, after repaying a first mortgage loan, realized a prepayment premium of approximately $1.86 million and incurred a write-off of unamortized loan costs of approximately $171,000.

      On May 30, 1997, the Company completed the refinancing of $22.1 million of mortgage debt secured by the Salt Lake City, Utah Property. In connection with the refinancing, the Company realized a prepayment premium of approximately $1.67 million and incurred a write-off of unamortized loan costs of approximately $130,000.

      The amounts shown as extraordinary item - loss on extinguishment of debt for the above transactions are recorded net of the minority interests in the consolidated statements of income.

      On May 19, 1995, the Company completed the $70 million REMIC Financing by issuing commercial mortgage pass-through certificates. Of the fifteen properties securing the REMIC Financing, eight properties had been encumbered by mortgage debt of approximately $50.83 million in the aggregate, which had been repaid out of the proceeds from the REMIC Financing. In connection with this repayment, the Company incurred prepayment premiums totaling approximately $4.068 million and the write-off of unamortized deferred expenses and other related costs of approximately $510,000.

      On November 15, 1995, the Company closed on a revolving credit facility with a maximum committed amount of $25 million. Upon the closing of the revolving credit facility, the Company borrowed approximately $8.4 million and repaid an existing mortgage loan secured by its property in Southington, Connecticut. In connection with this repayment, a prepayment premium of approximately $271,000 was incurred.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(6)   Subordinated Notes Payable

      Unitholders of the Partnerships who denied consent to the mergers described in Note 1 and qualified as dissenters received, in lieu of Common Shares, Subordinated Notes of the Company having a principal amount equal to the net asset value of the Units exchanged for such notes. The notes were issued under an indenture between the Company and The Bank of New York, as Trustee. The notes bear interest at 7.75% per annum, payable semi-annually on January 1 and July 1 of each year, and are due on October 12, 2000. The Subordinated Notes are redeemable at the Company's option, in whole or in part at a redemption price equal to 100% of the principal amount plus all accrued and unpaid interest through the date of redemption.

(7)   Leases

      Minimum future rents receivable under noncancellable operating leases as of December 31, 1997 are as follows (in 000's):

                         Year ending
                         December 31                  Amount
                         -----------                  ------
                            1998                   $  48,944
                            1999                      49,179
                            2000                      49,301
                            2001                      47,007
                            2002                      43,774
                          2003-2007                  187,725
                          2008-2012                   61,225
                          2013-2014                      645
                                                   ---------
                                                   $ 487,800
                                                   =========

      The leases are triple net leases which generally require the lessee to pay all or substantially all taxes, insurance, maintenance, and all other similar charges and expenses relating to the Properties and their use and occupancy.

      Each of the following properties accounted for 10% or more of consolidated rental revenues for the years ended December 31:

                    Property          1997    1996   1995
                 ---------------      ----    ----   ----
                  Glendale, AZ          4%      8%    13%
                   Newark, CA           6%     10%    13%
               Salt Lake City, UT      20%     16%     -

      In addition, the Company leases office space under a non-cancelable lease. Minimum future rental payments under this lease as of December 31, 1997 are approximately as follows (in $000's):

                   Year Ending
                   December 31              Amount
                   -----------            --------
                      1998               $     233
                      1999                     233
                      2000                     233
                      2001                     233
                      2002                     233
                   thereafter                  350
                                         ---------
                                         $   1,515
                                         =========

      Rental expense under this lease for the years ended December 31, 1997, 1996 and 1995 was (in $000's) $202, $126, and $114, respectively.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in Partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for Common Shares on a one-for-one basis at various dates through May 2006. The total number of special limited partnership units outstanding as of December 31, 1997 was 3,000,445. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.16 per unit. Minority interests in the accompanying consolidated financial statements relates to interests in the Partnerships held by parties other than the Company.

(9)   Preferred Shares

      On December 31, 1996, the Company entered into a definitive agreement with Five Arrows Realty Securities L.L.C. ("Five Arrows") providing for the sale of up to 2,000,000 shares of Senior Cumulative Convertible Preferred Shares (" Preferred Shares"). In connection with this transaction, the Company designated 2,000,000 shares as "Excess Class A Preferred Shares" and reserved for issuance up to 2,000,000 shares of its Common Shares upon the conversion of the Preferred Shares. In connection with such sale, the Company has entered into certain related agreements with Five Arrows, providing, among other things, for certain registration rights with respect to such shares and the right to designate a member of the Board of Directors under certain circumstances. The Preferred Shares, which is convertible at any time at the holder's option into common shares on a one-for-one basis, is entitled to quarterly dividends equal to the greater of $.295 per share or 105% of the quarterly common shares dividend.

      During 1997, all of the Preferred Shares were sold. Based on the market price of the Company's common shares on the dates of issuance, the Preferred Shares were deemed to have a beneficial conversion feature equal to the difference between the market price per share and $12.50 per share. This difference, which is non-cash and was non-recurring, amounted to approximately $3.5 million for the year ended December 31, 1997 and has been recorded as a dividend, with an offset to additional paid-in capital, in the accompanying statements of changes in shareholders' equity.

      The Preferred Shares may be redeemed by the Company after December 31, 2001 at a premium of 6% over the liquidation preference of $12.50 per share, with such premium declining to zero on or after December 31, 2011. Each share is entitled to one vote.

      In certain instances, including a change of control of the Company (as defined in the agreement), the holder of the Preferred Shares may require the Company to redeem its shares at a price equal to $13.75 per share plus any accrued dividends.

(10)  Legal Proceedings

      The Company was sued in the United States District Court for the Northern District of Illinois on May 31, 1995, by United Municipal Leasing Corporation. The complaint filed in this case alleged that the Company breached a letter of intent by failing to execute definitive documentation and close a transaction in which the plaintiff proposed to sell property to the Company. The complainant sought $800,000 in monetary damages. In 1997, the Court ruled in favor of the Company. No monetary damages were incurred by the Company.

      On August 26, 1996, Ross Stores, Inc., the tenant in the Newark Property, exercised an option to purchase such Property for its fair market value. In connection with this negotiation the Company was required to post a bond in an amount equivalent to one year's rent. After some deliberation the parties have negotiated to sell the property on or about April 1, 1998 for $24.55 million.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(10)  Continued,

      The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11)  Stock Option Plan

      On June 17, 1993, the Company's Board of Directors adopted a stock option plan (the "Plan") pursuant to which stock options may be granted to officers and key employees. The Plan authorized grants of options to purchase up to 800,000 shares of authorized but unissued common shares. The Plan was amended on May 23, 1996 to increase by 800,000 the number of Common Shares available for the grant of options thereunder, subject to certain limitations. Stock options are granted with an exercise price equal to the shares' fair market value at the date of grant.

      All stock options are exercisable over five-year terms and, with the exception of those shown below, vest immediately.

      In 1997, the Compensation Committee granted 221,897 options to key employees. Those options will vest on the fourth anniversary of the grant. Vesting will accelerate upon an executive's retiring (as defined by the Compensation Committee), death or disability. In addition, 25% of the options will vest in any year in which Funds From Operations ("FFO") increases by an amount equal to or greater than 10% over the FFO achieved in the preceding year.

      Additionally, each independent trustee of the Company receives options each year to purchase 2,500 common shares at the fair market value as of the date of grant. Such grants automatically occur on each January 1. All options granted to the directors are exercisable, after a one-year holding period, for a period not to exceed five years from the date of grant.

      At December 31, 1997, there were 560,803 additional options available for grant under the Plan. The per share weighted-average fair value of share options granted at market during 1997, 1996 and 1995 was $3.75, $2.60 and $1.85 on the date of grant using the Black Scholes option-pricing model. The per share weighted average fair value of share options granted with an exercise price less than market during 1997 was $5.83. The following weighted-average assumptions were used: risk-free interest rate of 6.5% and an expected life of five years for all years and volatility factors of 17.09%, 16.29% and 15.02% for the years 1997, 1996 and 1995, respectively.
      The model was based on actual dividends paid, which, on an annualized basis were $1.16, $1.10 and $1.08 per share for the years ended December 31, 1997, 1996 and 1995, respectively.

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its share options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its share options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts below (in $000's):

                                         1997           1996           1995
                                         ----           ----           ----
      Net income   As reported         $ 8,593        $ 5,466        $ 3,284
                   Pro forma             8,276          4,994          3,270

      Pro forma net income per share:

                   Basic               $  0.30        $  0.52        $  0.35
                   Diluted                0.29           0.50           0.35
                                        ======         ======         ======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11)  Continued,

      Pro forma net income reflects only options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for shares options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost for options granted prior to January 1, 1995 is not considered.

      Share option activity during the periods indicated is as follows:

                                          Number of      Weighted-Average
                                           Shares        Exercise Price
                                          ----------     -----------------
      Balance at December 31, 1994          407,500      $    10.00
                   Granted(1)               587,500           10.46
                   Exercised(1)            (392,500)          10.00
                   Forfeited                     (-)              -
                   Expired                       (-)              -
                                          ---------         -------

      Balance at December 31, 1995          602,500           10.45
                   Granted(1)               370,600           11.56
                   Exercised(1)            (192,500)           9.15
                   Forfeited                 (5,300)          11.39
                   Expired                       (-)              -
                                          ---------         -------

      Balance at December 31, 1996          775,300           11.30
                   Granted                  276,397           12.50
                   Exercised                (10,000)          10.09
                   Forfeited                 (2,500)          14.25
                   Expired                       (-)             (-)
                                          ---------         -------

      Balance at December 31, 1997        1,039,197      $    11.62
                                         ==========         =======

      (1) In 1996 and 1995, certain officers and employees exchanged existing options for new options with exercise prices equal to the fair market value of the common shares at that time. These options are reflected in the amounts exercised and granted in the table above. The difference between the exercise prices of the original and the new options, which amounted to $588,000 and $442,000 in 1996 and 1995, respectively, has been reflected in general and administrative expenses in the accompanying financial statements.

      At December 31, 1997, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $9.00 to $14.50 and
      3.18 years, respectively.

      At December 31, 1997, 1996 and 1995, the number of options exercisable was 837,300, 767,800, and 405,000, respectively, and the weighted-average exercise price of those options was $11.45, $11.29 and $11.09, respectively.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12)  Employee Benefit Plan

      Effective January 1, 1994, the Company established a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $80,000, $75,000 and $59,000 were contributed in 1997, 1996 and 1995, respectively.

(13)  Related Party Transactions

      The Company has been granted an option by the LCP Group, L.P. ("LCP"), exercisable any time, to acquire the general partnership interests currently owned by LCP in two limited partnerships, Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), which own net leased office, industrial and retail properties. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interests in either or both of the Net Partnerships at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, units representing interests in partnerships controlled by the Company or cash (or a combination thereof). The Chairman of the Company is a partner in LCP.

      The Company currently provides administrative and acquisition support to the Net Partnerships and is reimbursed for the costs of such services. The reimbursements amounted to $279,000 and $197,000 for the years ended December 31, 1997 and 1996, respectively, and are shown net of the Company's general and administrative expenses in the accompanying statements of income. There were no reimbursements for 1995.

      In connection with the origination fees payable obligations, the Company is obligated to pay LCP an aggregate principal amount of $1,778,000 for rendering services in connection with the original acquisitions of certain properties. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding. The original principal amounts have been discounted at an annual rate of thirteen percent.

      A member of the Company's Board of Trustees is a partner in the firm that serves as general counsel to the Company. The Company intends to continue to retain the services of this firm for general, corporate and other matters.

(14)  Subsequent Events (Unaudited)

      On January 29, 1998, the Company completed the acquisition of partnership interests in two limited partnerships in exchange for the Company's operating partnership units. The assets of the partnerships acquired included approximately $23.5 million in cash. The units are exchangeable for an equal number of Common Shares and are entitled to receive distributions at the same dividend rate as the Company's common shares.


      On February 13, 1998, the Company paid a dividend of $.29 per share to shareholders of record on January 30, 1998.

      On March 27, 1998, the Company completed the acquisition of an 81,744 square foot two-story office facility in Hebron, Kentucky (the "Hebron Property") for approximately $8.045 million. The Hebron Property is leased to Fidelity Corporate Real Estate, LLC under a lease expiring April 2007. The current annual net rent is $776,568 and will increase by 14.5% on May 1, 2002.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(14)  Continued,

      On March 27, 1998, the Company completed the acquisition of a 419,205 office/warehouse facility in Bristol, Pennsylvania (the "Bristol Property") for approximately $12.5 million. The Bristol Property is leased to Jones Apparel Group for 15 years. The annual net rent is $1.15 million and will increase in years 2003 and 2008 by 10%.

      On March 27, 1998, the Company completed the acquisition of two properties in Livonia, Michigan (the "Livonia Properties") for approximately $16.4 million. The Livonia Properties are leased to Kelsey-Hayes Corporation and are subject to net leases which expire in April 2007. The current annual net rents are approximately $1.52 million and escalate at various rates over the term of the lease.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15)  Quarterly Financial Data (Unaudited) ($000 except per share data)

                                                                      Three months ended
                                                          ---------------------------------------
                                                                 March 31             June 30,
                                                          ---------------------------------------
                                                            1997        1996       1997      1996
                                                            ----        ----       ----      ----
Revenues                                                  $ 9,824      6,799    10,638      7,682
Expenses                                                    7,984      5,072     8,504      5,907
                                                          -------    -------   -------    -------
Income before minority interests and extraordinary item     1,840      1,727     2,134      1,775
Minority interests                                            274         54       364        147
                                                          -------    -------   -------    -------
Income before extraordinary item                            1,566      1,673     1,770      1,628
Extraordinary item - loss on extinguishment of debt *          56         --     1,466         --
                                                          -------    -------   -------    -------
Net income                                                $ 1,510      1,673       304      1,628
                                                          =======    =======   =======    =======
Net income per common share - basic:
Income (loss) before extraordinary
  item, per common share                                  $ (0.01)      0.18      0.14       0.17
Extraordinary item - loss on extinguishment
  of debt, per common share                                 (0.01)        --     (0.15)        --
                                                          -------    -------   -------    -------
Basic net income (loss) per common share$                   (0.02)      0.18     (0.01)      0.17
                                                          =======    =======   =======    =======

Net income per common share - diluted:
Income (loss) before extraordinary item,
  per common share                                        $ (0.01)      0.18      0.13       0.17
Extraordinary item - loss on extinguishment
  of debt, per common share                                 (0.01)        --     (0.14)        --
                                                          -------    -------   -------    -------
Diluted net income (loss) per common share                $ (0.02)      0.18     (0.01)      0.17
                                                          =======    =======   =======    =======

* This item has been reclassified from Expenses, as shown in the First Quarter report.

                                                                      Three months ended
                                                          ------------------------------------------
                                                               September 30,          December 31,
                                                          ------------------------------------------
                                                             1997        1996       1997      1996
                                                             ----        ----       ----      ----
Revenues                                                  $ 11,405       8,655     11,702      8,539
Expenses                                                     8,210       6,840      8,164      7,700
                                                          --------    --------   --------   --------
Income before gain on sale of properties,
  minority interests and extraordinary item                  3,195       1,815      3,538        839
Gain on sale of properties                                   3,517          --         --         --
                                                          --------    --------   --------   --------
Income before minority interests and extraordinary item      6,712       1,815      3,538        839
Minority interests                                           1,220         260        584        229
                                                          --------    --------   --------   --------

Income before extraordinary item                             5,492       1,555      2,954        610
Extraordinary item - loss on extinguishment of debt          1,667          --         --         --
                                                          --------    --------   --------   --------
Net income                                                $  3,825       1,555      2,954        610
                                                          ========    ========   ========   ========
Net income per common share - basic:
Income before extraordinary item, per common share        $   0.40        0.17       0.04       0.06
Extraordinary item - loss on extinguishment
  of debt, per common share                                  (0.13)         --         --         --
                                                          --------    --------   --------   --------
Basic net income per common share                         $   0.27        0.17       0.04       0.06
                                                          ========    ========   ========   ========

Net income per common share - diluted:
Income before extraordinary item, per
  common share                                            $   0.37        0.15       0.04       0.06
Extraordinary item - loss on extinguishment
  of debt, per common share                                  (0.10)         --         --         --
                                                          --------    --------   --------   --------
Diluted net income per common share                       $   0.27        0.15       0.04       0.06
                                                          ========    ========   ========   ========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          AND CONSOLIDATED SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(15)  Continued,

      The reported amounts for minority interest and for extraordinary items in the quarters ended March 30, June 30, and September 30, 1997 have been adjusted by offsetting amounts from those reported in the Company's quarterly filings on Form 10-Q. As a result, income before extraordinary items per common share has been restated by $0.00, ($0.03) and ($0.03), respectively. Net income and net income per common share for those periods were not affected by these adjustments.

      In addition, as described in notes 2 and 9, to compute earnings per share, net income attributed to common shareholders was reduced by the deemed dividend relating to the sales of the Preferred Shares. Income per common share data for the quarters ended March 31 and June 30, 1997 has been restated by ($0.16) and ($0.01), respectively , to reflect the deemed dividend of the beneficial conversion feature of the Preferred Shares.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
            Real Estate and Accumulated Depreciated and Amortization
                              Schedule III ($000)

  Initial cost to Company and Gross Amount at which carried at End of Year (A)

---------------------------------------------------------------------------------------------------------------------------
                                                                                   Land
                                                                                    and         Buildings
                                                                                   Land            and
             Description                      Location           Encumbrances     Estates      Improvements       Total
                                                                     (B)                                           (C)
---------------------------------------------------------------------------------------------------------------------------
Warehouse & Manufacturing             Modesto, CA                       $ 2,133       $ 257            $ 3,809      $ 4,066
Office                                Southington, CT                     3,336       3,240             20,415       23,655
Research & Development                Glendale, AZ                        4,378       4,996             24,392       29,388
Health Club                           Countryside, IL                     2,417         628              3,722        4,350
Health Club                           Voorhees Township, NJ               3,057         577              4,820        5,397
Health Club                           DeWitt, NY                          1,849         445              3,043        3,488
Warehouse & Distribution              Mansfield, OH                       3,342         120              4,597        4,717
Office & Industrial                   Marshall, MI                        2,240          33              3,378        3,411
Office & Industrial                   Marshall, MI                          853          14                926          940
Warehouse & Office (1)                Newark, CA                         15,589       5,000             25,844       30,844
Retail                                Newport, OR                         6,257       1,400              7,270        8,670
Publishing                            Memphis, TN                         6,754       1,053             10,908       11,961
Warehouse & Distribution              Mechanicsburg, PA                  10,309       1,439             13,987       15,426
Office, Warehouse &
    Manufacturing                     Tampa, FL                           4,322       1,389              7,563        8,952
Retail                                Klamath Falls, OR                   7,110         727              9,160        9,887
Office                                North Tampa, FL                     5,902       1,900              9,736       11,636
Warehouse                             Jacksonville, FL                        -         157              3,034        3,191
Retail                                Sacramento, CA                      2,382         885              2,705        3,590
Office Complex                        Phoenix, AZ                         5,630       2,804             13,921       16,725
Retail                                Reno, NV                            2,062       1,200              1,904        3,104
Retail                                Las Vegas, NV                       1,849         900              1,759        2,659
Retail                                Rockville, MD                       1,183           -              1,726        1,726
Retail                                Oxon Hill, MD                       1,967         403              2,131        2,534
Retail                                Brownsville, TX                       934           -              1,242        1,242
Retail                                Laguna Hills, CA                    4,451         255              4,274        4,529
Retail                                Riverdale, GA                         567         363              2,233        2,596
Health Club                           Canton, OH                          2,664         602              3,819        4,421
Office                                Salt Lake City, UT                 34,493           -             55,396       55,396


----------------------------------------------------------------------------------------------------------------------
                                       Accumulated                                          Useful life computing
                                       Depreciation                                            depreciation in
                                           and                 Date           Date              latest income
             Description               Amortization          Acquired      Constructed            statements
                                           (D)                                                     (years)
----------------------------------------------------------------------------------------------------------------------
Warehouse & Manufacturing                     $ 1,075       Sept. 1986     1970 & 1976             40 & 12
Office                                          6,896       Oct. 1986         1983                 40 & 12
Research & Development                          9,088       Nov. 1986         1985                 40 & 12
Health Club                                     1,334       Jul. 1987         1987                 40 & 12
Health Club                                     1,633       Jul. 1987         1987                 40 & 12
Health Club                                     1,061       Aug. 1987      1977 & 1987             40 & 12
Warehouse & Distribution                        1,364       Jul. 1987         1970               40, 20 & 12
Office & Industrial                             1,084       Aug. 1987      1968 & 1972           40, 20 & 12
Office & Industrial                               298       Aug. 1987         1979               40, 20 & 12
Warehouse & Office (1)                          7,327       Aug. 1987       1984-1985              40 & 12
Retail                                          2,181       Sept. 1987        1986               40, 20 & 12
Publishing                                      2,693       Feb. 1988         1987                    40
Warehouse & Distribution                        2,211       Oct. 1990      1985 & 1991                40
Office, Warehouse &
    Manufacturing                               2,075       Nov. 1987         1986                 40 & 20
Retail                                          2,242       Mar. 1988         1986                    40
Office                                          2,294       Jul. 1988         1986                    40
Warehouse                                         727       Jul. 1988      1958 & 1969             40 & 20
Retail                                            831       Oct. 1988         1988               40, 20 & 12
Office Complex                                  3,161       Nov. 1988      1960 & 1979                40
Retail                                            568       Dec. 1988         1988               40, 20 & 12
Retail                                            523       Dec. 1988         1988               40, 20 & 12
Retail                                            299       Aug. 1995         1977         22.375, 16.583 & 15.583
Retail                                            338       Aug. 1995         1976                  21.292
Retail                                            162       Aug. 1995         1973                  18.542
Retail                                            512       Aug. 1995         1974                20 & 20.5
Retail                                            112       Dec. 1995         1985                    40
Health Club                                       191       Dec. 1995         1987                    40
Office                                          3,479        May 1996         1982                  25.958

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
            Real Estate and Accumulated Depreciated and Amortization
                              Schedule III ($000)

                                  (continued)

---------------------------------------------------------------------------------------------------------------------------
                                                                                   Land
                                                                                    and         Buildings
                                                                                   Land            and
             Description                      Location           Encumbrances     Estates      Improvements       Total
                                                                     (B)                                           (C)
---------------------------------------------------------------------------------------------------------------------------
Retail                                Jacksonville, FL                      417         286              1,763        2,049
Manufacturing                         Franklin, NC                        2,279         386              3,062        3,448
Industrial                            Plymouth, MI                        1,532       1,461              4,868        6,329
Industrial                            Oberlin, OH                         1,063         276              4,515        4,791
Retail                                Tulsa, OK                               -         447              2,264        2,711
Retail                                Clackamas, OR                           -         523              2,650        3,173
Retail                                Lynwood, WA                             -         488              2,475        2,963
Industrial                            Houston, TX                             -         217              3,576        3,793

Retail                                Honolulu, HI                        6,251           -             10,608       10,608
Warehouse                             New Kingston, PA
Industrial                            Cottondale, AL                        750         720              2,190        2,910
Warehouse                             New Kingston, PA
                                        (Silver Springs)                  5,641         674              5,360        6,034
Warehouse                             New Kingston, PA
                                        (Cumberland)                     11,539       1,380             10,963       12,343
Warehouse                             Mechanicsburg, PA
                                        (Hampden IV)                      8,462       1,012              8,039        9,051
Office/ Research
    & Development                     San Diego, CA                           -         693              7,014        7,707
Office/ Research
    & Development                     Marlborough, MA                         -       1,707             13,834       15,541
Office                                Phoenix, AZ                         6,455       1,872              9,118       10,990
Office                                Dallas, TX                         22,800       3,582             29,063       32,645
Warehouse                             Waterloo, IA                            -       1,025              8,296        9,321
Office/ Research
    & Development                     Milipitas, CA                           -       3,542             18,596       22,138

Industrial                            Gordonsville, TN                    1,248          52              3,325        3,377
Office                                Decatur, GA                             -         975             13,658       14,633


Office                                Richmond, VA                       13,093           -             27,234       27,234
Warehouse & Distribution              Bessemer, AL                        1,000         664              4,238        4,902
                                                               ------------------------------------------------------------

                                              Subtotal                $ 220,560      52,769            444,423      497,192
                                                               =================
(1) Less property held for sale:
      Warehouse & Office              Newark, CA                                     (5,000)           (25,844)     (30,844)
                                                                                -------------------------------------------

                                               Total                               $ 47,769          $ 418,579    $ 466,348
                                                                                ===========================================


----------------------------------------------------------------------------------------------------------------------
                                       Accumulated                                          Useful life computing
                                       Depreciation                                            depreciation in
                                           and                 Date           Date              latest income
             Description               Amortization          Acquired      Constructed            statements
                                           (D)                                                     (years)
----------------------------------------------------------------------------------------------------------------------
Retail                                             72        May 1996         1982                    40
Manufacturing                                      76       Dec. 1996         1996                    40
Industrial                                        122       Dec. 1996         1996                    40
Industrial                                        113       Dec. 1996         1996                    40
Retail                                            129       Dec. 1996         1981             23.583 & 13.583
Retail                                            151       Dec. 1996         1981             23.583 & 13.583
Retail                                            141       Dec. 1996         1981             23.583 & 13.583
Industrial                                        161       Dec. 1996         1981               24.5 & 14.5

Retail                                            440       Dec. 1996         1980                  24.33
Warehouse
Industrial                                         48       Feb. 1997     1996 & 1997                 40
Warehouse
                                                  106       Mar. 1997         1981                    40
Warehouse
                                                  217       Mar. 1997         1989                    40
Warehouse
                                                  159       Mar. 1997         1985                    40
Office/ Research
    & Development                                 110        May 1997         1989                    40
Office/ Research
    & Development                                 158       Jul. 1997     1960 & 1988                 40
Office                                            104       Jul. 1997     1985 & 1994                 40
Office                                            211       Sept. 1997    1986 & 1997                 40
Warehouse                                          43       Oct. 1997     1996 & 1997                 40
Office/ Research
    & Development                                   -       Dec. 1997         1985                    40

Industrial                                          -       Dec. 1997         1983                  34.75
Office                                              -       Dec. 1997         1983                    40


Office                                              -       Dec. 1997         1990                  32.25
Warehouse & Distribution                            -       Dec. 1997         1991                  33.75
                                             ---------

                                               58,320

(1) Less property held for sale:
      Warehouse & Office                       (7,327)
                                             ---------

                                             $ 50,993
                                             =========

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
            Real Estate and Accumulated Depreciated and Amortization
                              Schedule III ($000)
                                  (continued)


(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's Properties at December 31, 1997 for Federal income tax purposes was $337,491 (not including the Newark, CA property held for sale). The total costs of the properties acquired may exceed the initial costs due to the Company's or Partnership's subsequent incurrence of other costs related to the acquisition, however such amounts have not been significant.

(B) Balances include accrued interest payable at December 31, 1997 in the amount of $1,007.

(C)   Reconciliation of real estate owned:

                                                1997         1996        1995
                                             ===================================
      Balance at the beginning of the year   $ 339,411    $ 244,223   $ 243,281
      Additions during year                    179,257       95,188      18,555
      Properties sold during year              (21,476)          --     (17,613)
      Property reclassed to held for sale      (30,844)          --          --
                                             -----------------------------------
      Balance at end of year                 $ 466,348    $ 339,411   $ 244,223
                                             ===================================


(D)   Reconciliation of accumulated depreciation and amortization:

      Balance at beginning of year            $ 51,343     $ 43,716    $ 40,679
      Depreciation and amortization expense     10,608        7,627       5,817
      Accumulated depreciation of
         properties sold during year            (3,631)          --      (2,780)
      Accumulated depreciation of
         property reclassed to held for sale    (7,327)          --          --
                                             -----------------------------------
      Balance at end of year                  $ 50,993     $ 51,343    $ 43,716
                                             ===================================

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

ITEM 10. TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors of the Company required to be furnished pursuant to this item is set forth under the caption "Election of Trustees" in the Proxy Statement and is incorporated herein by reference. The information regarding executive officers of the Company required to be furnished pursuant to this item is set forth in Item 4A of this report.

ITEM 11. EXECUTIVE COMPENSATION

The information required to be furnished pursuant to this item is set forth under the caption "Compensation of Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required to be furnished pursuant to this item is set forth under the captions "Principal Security Holders" and "Share Ownership of Trustees and Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required to be furnished pursuant to this item is set forth under the caption "Election of Trustees - Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

Note, the Definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 17, 1998.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                           Page
                                           ----
(a)(1)  Financial Statements               23-44
   (2)  Financial Statement Schedules      45-47
   (3)  Exhibits

Exhibit No.                           Exhibit
-----------                           -------
2.1   --    Form of Agreement and Plan of Merger by and among Lexington
            Corporate Properties, Inc. (the "Company"), Lepercq Corporate Income
            Fund L.P. ("LCIF I") and Lex M-1, L.P. (filed as Appendix C-I to the
            Company's Registration Statement of Form S-4 (File No. 33-66858)
            (the "Form S-4"))*

2.2   --    Form of Agreement and Plan of Merger by and among the Company,
            Lepercq Corporate Income Fund II L.P. ("LCIF II"), and Lex M-2, L.P.
            (filed as Appendix C-II to the Form S-4)*

2.3   --    Form of Agreement and Articles of Merger between the Company and
            Lexington Corporate Properties - Maryland, Inc. (filed as Exhibit
            2.3 to Report on 10-K for year ended December 31, 1993 (the "1993
            10-K"))*

2.4   --    Agreement and Plan of Merger between the Company and Lexington
            Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed
            1-16-98.)*

3.1   --    Declaration of Trust of the Company, dated December 31, 1997 (filed as Exhibit 3.1 to Form 8K filed 1-16-98)*

3.2   --    By-Laws of the Company

4.1   --    Specimen of Common Shares Certificate of the Trust

4.2   --    Form of Indenture between the Company and The Bank of New York, as
            Trustee, including the form of 7.75% Subordinated Note due 2000
            (filed as Exhibit 4.2 to the Form S-4)*

10.7  --    Form of Incentive Stock Option Agreement by and between the Company and E. Robert Roskind (filed as Exhibit 10.7 to the Form S-4)*

10.8  --    Form of 1994 Outside Director Shares Plan of the Company (filed as
            Exhibit 10.8 to 1993 10-K)*

10.9  --    Form of Incentive Stock Option Agreement by and between the Company and Richard J. Rouse (filed as Exhibit 10.8 to the Form S-4)*

10.10 -- Form of Incentive Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.10 to the Form S-4)*

10.11 --    Form of Incentive Stock Option Agreement by and between the
            Company and Antonia G. Trigiani (filed as Exhibit 10.11 to the Form S-4)*

10.12 -- Form of Non-Qualified Stock Option Agreement by and between the Company and E. Robert Roskind (filed as Exhibit 10.12 to the Form S-4)*

10.13 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Richard J. Rouse (filed as Exhibit 10.13 to the Form S-4)*

10.14 -- Form of Non-Qualified Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the
            Form S-4)*

10.15 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Antonia G. Trigiani (filed as Exhibit 10.15 to the Form S-4)*

Exhibit No.                           Exhibit
-----------                           -------
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

10.21 -- Form of Indemnification Agreement by and between the Company and Seth M. Zachary, Director (filed as Exhibit 10.20 to the Form S-4)*

10.24 -- Class A Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*

10.25 -- Class B Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the 1995 10-K)*

10.26 -- Class C Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the 1995 10-K)*

10.28 -- Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits to First American Title Insurance Company and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 (filed as Exhibit 10.28 to the 1995 10-K)*

10.29 -- Assignment of Leases, Rents, and Security Deposits to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 (filed as Exhibit 10.29 to the 1995 10-K)*

10.30 -- Cash Collateral Account, Security, Pledge and Assignment Agreement with the Bank of New York, as agent and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 (filed as Exhibit 10.30 to the 1995 10-K)*

10.31 -- Trust and Servicing Agreement with Pacific Mutual Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995 10-K)*

10.32 -- Revolving Credit and Term Loan Agreement with Fleet National Bank dated November 14, 1995 in the amount of $25,000,000 (filed as Exhibit 10.32 to the 1995 10-K)*

10.33 -- Investment Agreement dated as of December 31, 1996 with Five Arrows Realty Securities L.L.C.*

10.34 -- Operating Agreement dated as of January 21, 1997 with Five Arrows Realty Securities L.L.C.*

10.35 -- Articles Supplementary Classifying 2,000,000 shares of Preferred Shares as Class A Senior Cumulative Convertible Preferred Shares and 2,000,000 shares of Excess Shares as Excess Class A Preferred Shares of the Company*

Exhibit No.                           Exhibit
-----------                           -------
10.36 -- Amended and Restated Revolving Credit Agreement with Fleet National Bank dated February 20, 1997 in the amount of $60,000,000 (filed as Exhibit 10.36 to Report on 10-K for year ended December 31, 1996)*

11    --    Schedule of Computations of Per Share Earnings

12    --    Statement of Computation of Ratio of Earnings to Fixed Charges
            (filed as Exhibit 12 to the Form S-4)*

21    --    List of Subsidiaries of the Company

23    --    Consent of KPMG Peat Marwick LLP

27.1  --    Financial Data Schedule as of and for the year ended December
            31, 1997

27.2  --    Financial Data Schedule -- restated earnings per share for the year ended December 31, 1996

27.3  --    Financial Data Schedule -- restated earnings per share for the year ended December 31, 1995

(b)   Reports on Form 8-K and Form 8-K/A

      Issuance and sale of up to 2.875 million shares of Common Stock in a public offering - filed November 14, 1997.

      Acquisition of property on May 1, 1997, and announcement of a definitive agreement to acquire three properties through a merger with CRIT - filed June 17, 1997, and Amendment No. 1 thereto, containing pro forma financial statements for the Registrant for the year ended December 31, 1996 - filed November 17, 1997.

      Acquisition of property on September 4, 1997 - filed September 19, 1997, and Amendment No. 1 thereto, containing pro forma financial statements for the Registrant for the year ended December 31, 1996 - filed November 21, 1997.

----------
* Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON CORPORATE PROPERTIES TRUST

By:/s/ E. Robert Roskind
      -------------------
      E. Robert Roskind
      Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

          Signature                             Title
          ---------                             -----

___________________________
E. Robert Roskind             Chairman of the Board of Trustees and Co-Chief
                              Executive Officer

___________________________
Richard J. Rouse              Vice Chairman of the Board of Trustees and
                              Co-Chief Executive Officer

___________________________
T. Wilson Eglin               President and Chief Operating Officer and Trustee

___________________________
Antonia G. Trigiani           Chief Financial Officer and Treasurer

___________________________
Paul R. Wood                  Vice President, Chief Accounting Officer and
                              Secretary

___________________________
Carl D. Glickman              Trustee

___________________________
Kevin W. Lynch                Trustee

___________________________
John D. McGurk                Trustee

___________________________
Seth M. Zachary               Trustee


DATE:    March 31, 1998

                                EXHIBIT INDEX

Exhibit No.                           Exhibit
-----------                           -------
2.1   --    Form of Agreement and Plan of Merger by and among Lexington
            Corporate Properties, Inc. (the "Company"), Lepercq Corporate Income
            Fund L.P. ("LCIF I") and Lex M-1, L.P. (filed as Appendix C-I to the
            Company's Registration Statement of Form S-4 (File No. 33-66858)
            (the "Form S-4"))*

2.2   --    Form of Agreement and Plan of Merger by and among the Company,
            Lepercq Corporate Income Fund II L.P. ("LCIF II"), and Lex M-2, L.P.
            (filed as Appendix C-II to the Form S-4)*

2.3   --    Form of Agreement and Articles of Merger between the Company and
            Lexington Corporate Properties - Maryland, Inc. (filed as Exhibit
            2.3 to Report on 10-K for year ended December 31, 1993 (the "1993
            10-K"))*

2.4   --    Agreement and Plan of Merger between the Company and Lexington
            Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed
            1-12-98.)*

3.1   --    Declaration of Trust of the Company, dated December 31, 1997 (filed as Exhibit 3.1 to Form 8K filed 1-16-98)*

3.2   --    By-Laws of the Company

4.1   --    Specimen of Common Shares Certificate of the Trust

4.2   --    Form of Indenture between the Company and The Bank of New York, as
            Trustee, including the form of 7.75% Subordinated Note due 2000
            (filed as Exhibit 4.2 to the Form S-4)*

10.7  --    Form of Incentive Stock Option Agreement by and between the Company and E. Robert Roskind (filed as Exhibit 10.7 to the Form S-4)*

10.8  --    Form of 1994 Outside Director Shares Plan of the Company (filed as
            Exhibit 10.8 to 1993 10-K)*

10.9  --    Form of Incentive Stock Option Agreement by and between the Company and Richard J. Rouse (filed as Exhibit 10.8 to the Form S-4)*

10.10 -- Form of Incentive Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.10 to the Form S-4)*

10.11 --    Form of Incentive Stock Option Agreement by and between the
            Company and Antonia G. Trigiani (filed as Exhibit 10.11 to the Form S-4)*

10.12 -- Form of Non-Qualified Stock Option Agreement by and between the Company and E. Robert Roskind (filed as Exhibit 10.12 to the Form S-4)*

10.13 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Richard J. Rouse (filed as Exhibit 10.13 to the Form S-4)*

10.14 -- Form of Non-Qualified Stock Option Agreement by and between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the Form S-4)*

10.15 -- Form of Non-Qualified Stock Option Agreement by and between the Company and Antonia G. Trigiani (filed as Exhibit 10.15 to the Form S-4)*

Exhibit No.                           Exhibit
-----------                           -------
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

10.21 -- Form of Indemnification Agreement by and between the Company and Seth M. Zachary, Director (filed as Exhibit 10.20 to the Form S-4)*

10.24 -- Class A Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*

10.25 -- Class B Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the 1995 10-K)*

10.26 -- Class C Mortgage Note to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the 1995 10-K)*

10.28 -- Indenture of Mortgage, Deed of Trust, Security Agreement, Financing Statement, Fixture Filing and Assignment of Leases, Rents and Security Deposits to First American Title Insurance Company and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 (filed as Exhibit 10.28 to the 1995 10-K)*

10.29 -- Assignment of Leases, Rents, and Security Deposits to Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 (filed as Exhibit 10.29 to the 1995 10-K)*

10.30 -- Cash Collateral Account, Security, Pledge and Assignment Agreement with the Bank of New York, as agent and Pacific Mutual Life Insurance Company and Lexington Mortgage Company dated May 19, 1995 (filed as Exhibit 10.30 to the 1995 10-K)*

10.31 -- Trust and Servicing Agreement with Pacific Mutual Life Insurance Company, LaSalle National Bank and ABN AMRO Bank N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995 10-K)*

10.32 -- Revolving Credit and Term Loan Agreement with Fleet National Bank dated November 14, 1995 in the amount of $25,000,000 (filed as Exhibit 10.32 to the 1995 10-K)*

10.33 -- Investment Agreement dated as of December 31, 1996 with Five Arrows Realty Securities L.L.C.*

10.34 -- Operating Agreement dated as of January 21, 1997 with Five Arrows Realty Securities L.L.C.*

10.35 -- Articles Supplementary Classifying 2,000,000 shares of Preferred Shares as Class A Senior Cumulative Convertible Preferred Shares and 2,000,000 shares of Excess Shares as Excess Class A Preferred Shares of the Company*

Exhibit No.                           Exhibit
-----------                           -------
10.36 -- Amended and Restated Revolving Credit Agreement with Fleet National Bank dated February 20, 1997 in the amount of $60,000,000 (filed as Exhibit 10.36 to Report on 10-K for year ended December 31, 1996)*

11    --    Schedule of Computations of Per Share Earnings

12    --    Statement of Computation of Ratio of Earnings to Fixed Charges
            (filed as Exhibit 12 to the Form S-4)*

21    --    List of Subsidiaries of the Company

23    --    Consent of KPMG Peat Marwick LLP

27.1  --    Financial Data Schedule as of and for the year ended December 31,
            1997

27.2  --   Financial Data Schedule -- restated earning per share for the  year ended December 31, 1996

27.3  --   Financial Data Schedule -- restated earnings per sharefor the  year ended December 31, 1995

* Incorporated by reference.