Form 10-Q
period 1998-03-31
LEXINGTON CORPORATE PROPERTIES INC
filed 1998-05-15
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Transition period from                   to

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
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

                                  Yes x. No    .

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 16,521,077 common shares, par value $.0001 per share on April 30, 1998.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 1998 (Unaudited) and December 31, 1997
                 (in thousands, except share and per share data)


                                                                                March 31,    December 31,
               ASSETS                                                             1998          1997
                                                                                ---------     ---------
Real estate, at cost                                                            $ 503,335     $ 466,348
Less:  accumulated depreciation and amortization                                   54,160        50,993
                                                                                ---------     ---------
                                                                                  449,175       415,355

Property held for sale                                                             24,501        24,501
Cash and cash equivalents                                                           4,858         3,640
Restricted cash                                                                     4,739         5,499
Escrow deposits                                                                    13,393         1,249
Other assets, net                                                                  16,646        16,871
                                                                                ---------     ---------
                                                                                $ 513,312     $ 467,115
                                                                                =========     =========

   LIABILITIES AND SHAREHOLDERS' EQUITY

Mortgage notes payable, including accrued interest                              $ 245,930     $ 220,560
Subordinated notes payable, including accrued interest                              1,936         1,973
Origination fees payable, including accrued interest and accumulated
   accretion                                                                        4,629         4,627
Accounts payable and other liabilities                                              3,265         4,880
                                                                                ---------     ---------
                                                                                  255,760       232,040
Minority interests                                                                 51,937        28,240
                                                                                ---------     ---------
                                                                                  307,697       260,280
                                                                                ---------     ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000; 2,000,000 shares issued and outstanding                    24,369        24,369
                                                                                ---------     ---------

Shareholders' equity:
   Excess shares, par value $0.0001 per share; authorized 40,000,000 shares,
    issued none                                                                        --            --
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     16,521,077 and 16,509,610 shares issued and outstanding in 1998 and
     1997, respectively                                                                 2             2
   Additional paid-in-capital                                                     235,381       235,469
   Accumulated distributions in excess of net income                              (54,137)      (53,005)
                                                                                ---------     ---------
       Total shareholders' equity                                                 181,246       182,466
                                                                                ---------     ---------
                                                                                $ 513,312     $ 467,115
                                                                                =========     =========

     See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     Quarters ended March 31, 1998 and 1997

          (Unaudited and in thousands, except share and per share data)


                                                                       Quarter Ended   Quarter Ended
                                                                          March 31,      March 31,
                                                                            1998           1997
                                                                         -----------    -----------
Revenues:

      Rental                                                             $    12,977    $     9,699
      Interest and other                                                       1,003            125
                                                                         -----------    -----------
                                                                              13,980          9,824
                                                                         -----------    -----------

Expenses:

      Interest expense                                                         4,645          4,240
      Depreciation and amortization of real estate                             3,167          2,461
      Amortization of deferred expenses                                          242            194
      General and administrative expenses                                        956            870
      Other expenses                                                             110            219
                                                                         -----------    -----------
                                                                               9,120          7,984
                                                                         -----------    -----------

      Income before minority interests and extraordinary item                  4,860          1,840

      Minority interests                                                         798            274
                                                                         -----------    -----------

      Income before extraordinary item                                         4,062          1,566

      Extraordinary item  - loss on extinguishment of debt                        --             56
                                                                         -----------    -----------

Net income                                                               $     4,062    $     1,510
                                                                         ===========    ===========

Net income (loss) per common share - basic:
Income (loss) before extraordinary item, per common share                $      0.21    $     (0.01)

Extraordinary item - loss on extinguishment of debt, per common share             --          (0.01)
                                                                         -----------    -----------

Basic net income (loss) per common share                                 $      0.21    $     (0.02)
                                                                         ===========    ===========

Weighted average common shares outstanding                                16,514,711      9,433,799
                                                                         ===========    ===========
Net income (loss) per common share - diluted:
Income (loss) before extraordinary item, per common share                $      0.20    $     (0.01)

Extraordinary item - loss on extinguishment of debt, per common share             --          (0.01)
                                                                         -----------    -----------

Diluted net income (loss) per common share                               $      0.20    $     (0.02)
                                                                         ===========    ===========

Weighted average common shares outstanding                                20,874,498      9,433,799
                                                                         ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters ended March 31, 1998 and 1997
                          (Unaudited and in thousands)

                                                                           Quarter Ended  Quarter Ended
                                                                              March 31,      March 31,
                                                                                1998           1997
                                                                              --------       --------
Cash flows from operating activities:
    Net income                                                                $  4,062       $  1,510
                                                                              --------       --------

    Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                           3,409          2,655
         (Decrease) increase in accounts payable and other liabilities          (1,615)           282
         Other adjustments, net                                                    375             30
                                                                              --------       --------

              Total adjustments                                                  2,169          2,967
                                                                              --------       --------

              Net cash provided by operating activities                          6,231          4,477
                                                                              --------       --------

Cash flows used in investing activities:
    Additions to real estate assets, net of issuance
         of special limited partnership units                                  (36,987)       (24,329)
                                                                              --------       --------

Cash flows from financing activities:

    Dividends to common and preferred shareholders                              (5,193)        (2,734)
    Increase in escrow deposits                                                (12,144)            --
    Repayments on mortgage notes                                                (4,029)       (12,676)
    Proceeds of mortgage notes payable                                          29,800         30,200
    Proceeds from issuance of special limited partnership units                 23,449             --
    Cash distributions to minority interests                                      (551)          (366)
    Common shares issued                                                           167            169
    Preferred shares issued, net of offering costs                                  --          8,348
    Other financing activities, net                                                475         (1,427)
                                                                              --------       --------

              Net cash provided by financing activities                         31,974         21,514
                                                                              --------       --------

    Increase in cash and cash equivalents                                        1,218          1,662
Cash and cash equivalents at beginning of period                                 3,640          2,468
                                                                              --------       --------
Cash and cash equivalents at end of period                                    $  4,858       $  4,130
                                                                              ========       ========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                                  $  5,081       $  4,240
                                                                              ========       ========

    Cash paid during the period for taxes                                     $     15       $     14
                                                                              ========       ========
Supplemental disclosure of non-cash investing
    and financing activities:

On March 19, 1997, in connection with an acquisition of properties involving a partnership, the Company issued partnership units as partial satisfaction of the purchase price. The proceeds from the issuance of these partnership units have been recorded as minority interest in the accompanying consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1998

                                   (Unaudited)


(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of March 31, 1998, the Company owned controlling interests in fifty-five properties (the "Properties") and minority interests in two additional properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships").

         The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its stockholders, provided that at least 95% of Taxable Income is distributed. Accordingly, no provision for Federal income taxes has been made.

         The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting for financial and Federal income tax reporting purposes. The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II as well as a general partner and majority limited partner in four other partnerships and, accordingly, accounts for them on a consolidated basis. Entities in which the Company has an interest of less than 50% are accounted for under the equity method and the investments in these partnerships are included in other assets in the accompanying consolidated balance sheets.

         Real Estate. The Company applied the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Real estate held for investment is carried at cost less accumulated depreciation unless declines in values of the Properties are considered other than temporary. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period.

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of the Company's other securities. The Company's preferred shares and exchangeable redeemable secured notes are excluded from the 1998 computation since they are anti-dilutive. The Company's preferred shares, operating partnership units and exchangeable redeemable secured notes are excluded from the 1997 computation since they are anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters ended March 31, 1998 and 1997 (in thousands, except share and per share data).

                                                                     Quarter Ended    Quarter Ended
                                                                     March 31, 1998   March 31, 1997
                                                                      ------------     ------------
                                                           BASIC

         Income before extraordinary item                             $      4,062     $      1,566
         Less:
         Preferred dividends                                                  (609)            (166)
         Deemed additional preferred dividends                                  --           (1,488)
                                                                      ------------     ------------
         Basic income (loss) attributed to common shareholders
             before extraordinary item                                       3,453              (88)
         Extraordinary item - loss on extinguishment of debt                    --              (56)
                                                                      ------------     ------------
         Basic net income (loss) attributed to common
             shareholders                                             $      3,453     $       (144)
                                                                      ============     ============

         Weighted average number of common shares
             outstanding                                                16,514,711        9,433,799
                                                                      ============     ============

         Net income (loss) per common share - basic:
         Income (loss) before extraordinary item                      $       0.21            (0.01)
         Extraordinary item - loss on extinguishment of debt
                                                                                --            (0.01)
                                                                      ------------     ------------

         Basic net income (loss)                                      $       0.21     $      (0.02)
                                                                      ============     ============

                                                                     Quarter Ended    Quarter Ended
                                                                     March 31, 1998   March 31, 1997
                                                                      ------------     ------------
                                                          DILUTED

         Basic Income (loss) attributed to common holders
             before extraordinary item                                $      3,453     $        (88)
         Add: minority interests attributed to limited
             partnership units assuming conversion of such units               759               --
                                                                      ------------     ------------
         Diluted income (loss) attributed to common
             shareholders before extraordinary item                          4,212              (88)
         Extraordinary item - loss on extinguishment of debt                    --              (56)
                                                                      ------------     ------------
         Diluted net income (loss) attributed to common
             shareholders                                             $      4,212     $       (144)
                                                                      ============     ============

         Weighted average number of shares used in calculation
             of basic earnings per share                                16,514,711        9,433,799
         Add incremental shares representing:
         Shares issuable upon exercise of employee stock options           208,752               --
         Shares issuable upon conversion of limited partnership
             units                                                       4,151,035               --
                                                                      ------------     ------------
         Weighted average number of shares used in calculation
             of diluted earnings per common share                       20,874,498        9,433,799
                                                                      ============     ============

         Net income (loss) per common share - diluted:
         Income (loss) before extraordinary item                      $       0.20     $      (0.01)
         Extraordinary item - loss on extinguishment of debt                    --            (0.01)
                                                                      ------------     ------------

         Diluted net income (loss) per common share                   $       0.20     $      (0.02)
                                                                      ============     ============


         To compute earnings per share for the quarter ended March
         31, 1997, net income attributed to common shareholders was reduced by the deemed additional preferred dividend relating to the sale of the preferred shares. Income per common share data for the quarter ended March 31, 1997 has been restated by ($0.16) to reflect the deemed dividend of the beneficial conversion feature of the preferred shares.

         In accordance with the provisions of SFAS 128, Earnings Per Share, the Company has restated its earnings per share for the quarter ended March 31, 1997.

         Use of Estimates. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Recent Accounting Pronouncements. In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Company's consolidated financial position and consolidated operating results as of and for the quarter ended March 31, 1998.

         Reclassifications. Certain amounts included in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

(3)      Investments in Real Estate

         During the quarter ended March 31, 1998, the Company made the following acquisitions:

                                                                                        Annualized                Net
                                                                                         Base Rent    Lease     Rentable
         Date of                                                           Acquisition   @ 3-31-98  Expiration   Square
         Acquisition  Tenant                                Location        Cost ($M)    ($000's)      Date       Feet
         -----------  ------                                --------        ---------    --------      ----       ----
         1998
         ----
         March 27     Jones Apparel Group, Inc.             Bristol, PA      $12.509     $  1,150      03-13     255,019
         March 27     Fidelity Corporate Real Estate, LLC   Hebron, KY         8.056          777      04-07      81,744
         March 27     Kelsey-Hayes Corp.                    Livonia, MI *     16.406        1,523      04-07     180,230
                                                                             -------     --------                -------
                                                              TOTALS         $36.971     $  3,450                516,993
                                                                             =======     ========                =======

         * The Livonia, Michigan acquisition consists of two properties; the office/headquarters of Kelsey-Hayes Corporation and an adjacent research and development building also leased to Kelsey-Hayes.

         The following unaudited pro forma operating information for the quarters ended March 31, 1998 and 1997 has been prepared as if the 1998 and 1997 acquisitions and the 1997 disposition had been consummated as of January 1, 1997. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions or disposition been consummated on that date. Pro forma amounts are as follows:

                                                                     ($000's, except per share data)
                                                                    Unaudited               Unaudited
                                                                    Pro forma               Pro forma
                                                                  Quarter ended           Quarter ended
                                                                 March 31, 1998          March 31, 1997
                                                                 --------------          --------------
         Revenues                                                  $   14,886           $   14,819
         Income before extraordinary item                               4,234                2,747
         Net income                                                     4,234                2,691
         Per common share:
             Income before extraordinary item - basic                    0.22                 0.12
             Income before extraordinary item - diluted                  0.21                 0.11
             Net income - basic                                          0.22                 0.11
             Net income - diluted                                        0.21                 0.11

(4)      Mortgage Notes Payable

         On March 26, 1998, the Company obtained temporary bridge financing in the amount of $15 million. The total principal amount, plus any accrued but unpaid interest shall be due and payable on May 26, 1998. The interest rate in effect at March 31, 1998 was 7.0625% per annum.

         During the quarter ended March 31, 1998, the Company drew down an additional $14.8 million under its line of credit for property acquisitions. As of March 31, 1998, this draw down was bearing interest at 7.1875% per annum. The amount outstanding on the credit facility as of March 31, 1998 was $24 million.

 (5)     Leases

         Minimum future rents receivable under non-cancelable operating leases as of March 31, 1998 are as follows (in 000's):

           Year ending
           December 31
           -----------
         1998 (9 months)                            $  39,280
                   1999                                52,647
                   2000                                52,779
                   2001                                50,484
                   2002                                47,417
                   2003                                47,164
              2004-2008                               180,407
              2009-2013                                39,657
                   2014                                   322
                                                    ---------
                                                    $ 510,157
                                                    =========

(6)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in partnerships controlled by the Company as a form of consideration. All of such interests are convertible at certain times into common shares on a one-for-one basis at various dates through May 2006.

         On January 29, 1998 two affiliated partnerships merged into LCIF. As a result of the merger, LCIF and LCIF II issued 1,670,212 partnership units redeemable for the Company's common shares, and which are entitled to distributions at the same dividend rate as common shares. At the time of the merger, the partnerships' sole assets were approximately $24 million in cash from prior property sales and the right to acquire properties in tax free exchanges under Internal Revenue Code
         Section 1031. The Company completed one of the tax free exchanges upon the acquisition of the Hebron, Kentucky Property. As of March 31, 1998, the Company was in the process of completing the other tax free exchange, with approximately $13.3 million of cash remaining in escrow on that date.

         As of March 31, 1998, the total number of special limited partnership units of LCIF and LCIF II outstanding was 4,670,657. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.16 per unit. Minority interests in the accompanying consolidated financial statements relate to interests in such partnerships held by parties other than the Company.

(7)      Subsequent Events

         On April 22, 1998, the Company declared a dividend of $.29 per share to shareholders of record on April 30, 1998 to be paid on May 15, 1998.

         The Company has received a commitment from Fleet National Bank for a three year $100 million unsecured revolving credit facility to replace its $60 million secured credit facility. The unsecured credit facility will bear interest at a rate of 1.10% to 1.375% over LIBOR, depending on the Company's level of indebtedness. In the event the Company obtains an investment grade credit rating, the credit facility will bear interest at a rate of 0.7% to 1.10% over LIBOR, depending on the applicable debt rating. The Company's present credit facility bears interest at 1.50% over LIBOR. The transaction, which is subject to customary documentation and other closing conditions, is expected to close during the second quarter of 1998, although there can be no assurance that all conditions to funding will be satisfied.

         The Company anticipates that the Newark Property will be sold on or about May 28, 1998 for $24.55 million, the negotiated sales price.

         On May 11, 1998, the Company acquired a 133,791 square foot retail facility in Federal Way, Washington for $13.7 million. In connection with the acquisition, the Company incurred non-recourse mortgage indebtedness of approximately $8.7 million. The mortgage debt bears interest at 7.48% per annum, requires monthly payments of $61,000 and matures on May 11, 2008, when a balloon payment of approximately $7.5 million is due. The Federal Way, Washington Property is subject to a net-lease to Eagle Hardware and Garden which expires on July 31, 2017. The annual net rent is approximately $1.23 million and will increase on August 1, 2002 and every five years thereafter by the cumulative change in the Consumer Price Index for the previous five years, not to exceed 15%. In addition to the base rent, the tenant pays as additional rent an amount equal to 2% of annual gross sales in excess of $38.5 million.

         On May 11, 1998, the Company acquired a 157,525 square foot retail facility in Anchorage, Alaska for approximately $17.6 million, of which $4.0 million consisted of 279,191 operating partnership units. In connection with the acquisition, the Company incurred non-recourse mortgage indebtedness of approximately $11.3 million. The mortgage bears interest at 7.48% per annum, requires monthly payments of $79,000 and matures on May 11, 2008, when a balloon payment of $9.8 million is due. The Anchorage, Alaska Property is subject to a net-lease to Eagle Hardware and Garden which expires on October 31, 2017. The annual net rent is approximately $1.59 million and will increase on November 1, 2002 and every five years thereafter by the cumulative change in the Consumer Price Index for the previous five years, not to exceed 15%. In addition to the base rent, the tenant pays as additional rent an amount equal to 2% of gross sales in excess of $50.0 million.

         The Company has received a proposal from the existing lender to refinance mortgage debt secured by the Company's properties in Tampa, Florida. This debt, in amounts of $4.3 million and $5.7 million, was scheduled to mature on May 1, 1998 and June 1, 1998, respectively. The Company expects to refinance this debt with the existing lender at an interest rate of approximately 145 basis points over 4 year U.S. Treasury Issues.

                   ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties.

As of March 31, 1998, the Company owned fifty-seven real estate properties (or interests therein) (the "Properties") (including the Newark, California Property which is held for sale).

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 1998, the Company's real estate assets were located in twenty-six states and contained an aggregate of approximately 8.2 million square feet of net rentable space (including the Newark, California Property which is held for sale). The Properties are subject to tenant triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property.

During the quarter ended March 31, 1998, the Company made the following acquisitions:

                                                                                 Annualized                  Net
                                                                                  Base Rent     Lease      Rentable
Date of                                                            Acquisition    @ 3-31-98   Expiration    Square
Acquisition  Tenant                                Location         Cost ($M)      ($000's)      Date        Feet
-----------  ---------------------------------     -------------   ----------     ----------  ----------   ----------
1998
----
March 27     Jones Apparel Group, Inc.             Bristol, PA     $   12.509     $    1,150     03-13        255,019
March 27     Fidelity Corporate Real Estate, LLC   Hebron, KY           8.056            777     04-07         81,744
March 27     Kelsey-Hayes Corp.                    Livonia, MI *       16.406          1,523     04-07        180,230
                                                                   ----------     ----------               ----------
                                                       TOTALS      $   36.971     $    3,450                  516,993
                                                                   ==========     ==========               ==========

* The Livonia, Michigan acquisition consists of two properties; the office/headquarters of Kelsey-Hayes Corporation and an adjacent research and development building also leased to Kelsey-Hayes.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its Credit Facility and amounts that may be raised through the sale of securities in private or public offerings. For the quarter ended March 31, 1998, such leases on the Properties generated approximately $13.0 million in revenue compared to $9.7 million during the same period in 1997.

On May 11, 1998, the Company acquired a 133,791 square foot retail facility in Federal Way, Washington for $13.7 million. In connection with the acquisition, the Company incurred non-recourse mortgage indebtedness of approximately $8.7 million. The mortgage debt bears interest at 7.48% per annum, requires monthly payments of

$61,000 and matures on May 11, 2008 when a balloon payment of approximately $7.5 million is due. The Federal Way, Washington Property is subject to a net-lease to Eagle Hardware and Garden which expires on July 31, 2017. The annual net rent is approximately $1.23 million and will increase on August 1, 2002 and every five years thereafter by the cumulative change in the Consumer Price Index for the previous five years, not to exceed 15%. In addition to the base rent, the tenant pays as additional rent an amount equal to 2% of annual gross sales in excess of $38.5 million.

On May 11, 1998, the Company acquired a 157,525 square foot retail facility in Anchorage, Alaska for approximately $17.6 million, of which $4.0 million consisted of 279,191 operating partnership units. In connection with the acquisition, the Company incurred non-recourse mortgage indebtedness of approximately $11.3 million. The mortgage bears interest at 7.48% per annum, requires monthly payments of $79,000 and matures on May 11, 2008, when a balloon payment of $9.8 million is due. The Anchorage, Alaska Property is subject to a net-lease to Eagle Hardware and Garden which expires on October 31, 2017. The annual net rent is approximately $1.59 million and will increase on November 1, 2002 and every five years thereafter by the cumulative change in the Consumer Price Index for the previous five years, not to exceed 15%. In addition to the base rent, the tenant pays as additional rent an amount equal to 2% of gross sales in excess of $50.0 millioncompletion of the expansion, the existing lease will be amended to provide for a new fifteen year term and the annual rental rate will be increased to $465,000.

Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1995; a dividend of $.27 per share to shareholders in respect of the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; and $.29 per share in respect of the fourth quarter of 1996 and each of the calendar quarters of 1997. The Company declared a dividend in respect of the first quarter of 1998, in the amount of $.29 per share to shareholders of record as of April 30, 1998 to be paid on May 15, 1998. The Company's annualized dividend rate is currently $1.16 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 1998.

                                                                      Total
                                                    1998              Annual
Redeemable                                       Annualized        Distribution
for Shares of                  Number             Per Unit           in 1998
Common Shares as of:          of Units          Distribution         ($000's)
-------------------         ------------        ------------       -------------
At any time                      169,109        $      1.160       $         196
May 1998                       1,715,294               0.975               1,672
May 1998                         114,006               1.080                 123
January 1999                     147,246               1.120                 165
January 1999                   1,670,212               1.160               1,937
April 1999                       480,028               1.160                 557
January 2003                       7,441                  --                  --
March 2004                        52,335               0.270                  14
November 2004                     35,400                  --                  --
March 2005                        36,825                  --                  --
January 2006                     207,728                  --                  --
February 2006                     23,267                  --                  --
May 2006                          11,766               0.290                   3
                            ------------                            ------------
       Total                   4,670,657                            $      4,667
                            ============                            ============

Financing

Partnership Mergers. On January 29, 1998, two affiliated partnerships merged into LCIF. As a result of the merger, LCIF and LCIF II issued 1,670,212 partnership units redeemable for the Company's common shares, and which are entitled to distributions at the same dividend rate as common shares. At the time of the merger, the partnerships' sole assets were approximately $24 million in cash from prior property sales and the right to acquire properties in tax free exchanges under Internal Revenue Code Section 1031. The Company completed one of the tax free exchanges upon the acquisition of the Hebron, Kentucky Property. As of March 31, 1998 the Company was in the process of completing the other tax free exchange, with approximately $13.3 million of cash remaining in escrow on that date.

Bridge Financing. On March 26, 1998, the Company obtained temporary bridge financing in the amount of $15 million. The total principal amount, plus any accrued but unpaid interest shall be due and payable on May 26, 1998. The interest rate in effect at March 31, 1998 was 7.0625% per annum.

Revolving Credit Facility. In February 1997, the Company's secured revolving credit facility (the "Credit Facility") was amended to extend the maturity date to June 1999 and to increase the maximum borrowing availability to $60.0 million. The Credit Facility bears interest at 1.5% over LIBOR and has, at the Company's option, an interest rate period of one month, three months, or six months. The Credit Facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. During the quarter ended March 31, 1998, the Company drew down an additional $14.8 million under its line of credit for property acquisitions. As of March 31, 1998, this draw down was bearing interest at 7.1875% per annum. The amount outstanding on the credit facility as of March 31, 1998 was $24 million.

The Company has received a commitment from Fleet National Bank for a three year $100 million unsecured revolving credit facility to replace its $60 million secured credit facility. The unsecured credit facility will bear interest at a rate of 1.10% to 1.375% over LIBOR, depending on the Company's level of indebtedness. In the event the Company obtains an investment grade credit rating, the credit facility will bear interest at a rate of 0.7% to 1.10% over LIBOR, depending on the applicable debt rating. The Company's present credit facility bears interest at 1.50% over LIBOR. The transaction, which is subject to customary documentation and other closing conditions, is expected to close during the second quarter of 1998, although there can be no assurance that all conditions to funding will be satisfied.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 1998, a total of forty-one properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $245.93 million. The weighted average interest rate on the Company's debt on such date was approximately 8.04%. Approximate balloon payment amounts for the next five calendar years are due as follows: $25.01 million in 1998 (including the $15 million bridge financing); $29.56 million in 1999 (including the $24 million on the Credit Facility which may be extended or replaced); $13.09 million in 2000; $1.00 million in 2001 and $771,000 in 2002. There are no balloon payments due in 2003. The Company has received a proposal from the existing lender to refinance mortgage debt secured by the Company's properties in Tampa, Florida. This debt, in amounts of $4.3 million and $5.7 million, was scheduled to mature on May 1, 1998 and June 1, 1998, respectively. The Company expects to refinance this debt with the existing lender at an interest rate of approximately 145 basis points over 4 year U.S. Treasury Issues. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its credit facility or access to other capital sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time.

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

Results of Operations ($000)

                                                           Quarters ended
                                                              March 31,

Selected Income Statement Data                        1998             1997          Increase(Decrease)
                                                   -----------       ---------       ------------------
Total revenues                                     $    13,980       $   9,824           $    4,156
     Rental                                             12,977           9,699                3,278
     Interest and other                                  1,003             125                  878

Total expenses                                     $     9,120           7,984           $    1,136
     Interest                                            4,645           4,240                  405
     Depreciation & amortization of real estate          3,167           2,461                  706
     General & administrative                              956             870                   86

Minority interests                                         798             274                  524

Net Income                                         $     4,062       $   1,510           $    2,552

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The increase in interest income and other revenue was primarily due to income recorded on the Newark, California Property, which is held for sale, and interest income earned on the escrow deposits held in connection with the partnership mergers. The increase in interest expense due to the growth of the Company's portfolio was partially offset by a reduction in the weighted average interest rate from 8.73% as of March 31, 1997 to 8.04% as of March 31, 1998, due to debt refinancings and repayments. The Company's general and administrative expenses decreased as a percentage of rental revenue to 7% for the quarter ended March 31, 1998 from 9% for the quarter ended March 31, 1997 due to the growth of the Company's portfolio relative to these expenses.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters ended March 31, 1998 and 1997 ($000).

                                                             Quarters ended
                                                                March 31,

                                                            1998         1997
                                                          --------     --------
Net income                                                $  4,062     $  1,510
Add back:
     Depreciation and amortization of real estate            3,167        2,461
     Minority interest's share of net income                   798          274
     Loss from debt restructuring                               --           56
                                                          --------     --------

       Funds From Operations                              $  8,027     $  4,301
                                                          ========     ========

Cash flows from operating activities                      $  6,231     $  4,477
Cash flows from investing activities                       (36,987)     (24,329)
Cash flows from financing activities                        31,974       21,514
                                                          ========     ========

The Company's dividends paid to shareholders and distributions paid to unitholders amounted to approximately 79.4% of the Company's Funds From Operations for the quarter ended March 31, 1998.



                    ITEM 3.  QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK
                    _____________________________________


Not applicable.

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

ITEM 3.  Defaults under the Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

              (a) Exhibits -

                  Exhibit No.     Exhibit
                  -----------     -------

                         27.1 Financial Data Schedule as of and for the quarter ended March 31, 1998

                         27.2 Financial Data Schedule - restated earnings per share for the quarter ended March 31, 1997

         (b) Reports on Form 8-K filed during the quarter ended March 31, 1998 -

                  Announcement of the merger of Lexington Corporate Properties, Inc. with and into Lexington Corporate Properties Trust (the "Company") on December 31, 1997, pursuant to an Agreement and Plan of Merger - filed January 16, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Lexington Corporate Properties Trust




Date:_____________________        By:/s/ E. Robert Roskind
                                     ___________________________________________
                                     E. Robert Roskind
                                     Chairman and Co-Chief Executive Officer



Date:_____________________        By:/s/ Paul R. Wood
                                     ___________________________________________
                                     Paul R. Wood
                                     Vice President and Chief Accounting Officer