Form 10-Q
period 1998-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 1998-08-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

                                  Yes [x]  No [ ]

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,191,814 common shares, par value $.0001 per share on July 30, 1998.

                         PART I. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 1998 (Unaudited) and December 31, 1997
                 (in thousands, except share and per share data)


                                                                                  June 30,         December 31,
                  ASSETS:                                                           1998               1997
                                                                                    ----               ----
Real estate, at cost                                                               $ 584,608        $ 466,348
Less:  accumulated depreciation and amortization                                      56,563           50,993
                                                                                   ---------        ---------
                                                                                     528,045          415,355

Property held for sale                                                                 2,937           24,501
Cash and cash equivalents                                                              3,646            3,640
Restricted cash                                                                        4,735            5,499
Escrow deposits                                                                          276            1,249
Other assets, net                                                                     17,789           16,871
                                                                                   ---------        ---------
                                                                                   $ 557,428        $ 467,115
                                                                                   =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgage notes payable                                                             $ 285,040        $ 219,553
Subordinated notes payable, including accrued interest                                 1,973            1,973
Accrued interest payable on mortgage notes                                             1,283            1,007
Origination fees payable                                                               4,639            4,627
Accounts payable and other liabilities                                                 3,160            4,880
                                                                                   ---------        ---------
                                                                                     296,095          232,040
Minority interests                                                                    51,976           28,240
                                                                                   ---------        ---------
                                                                                     348,071          260,280
                                                                                   ---------        ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000; 2,000,000 shares issued and outstanding                       24,369           24,369
                                                                                   ---------        ---------

Shareholders' equity:
   Excess shares, par value $0.0001 per share; authorized 40,000,000 shares,
    issued none                                                                         --               --
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     17,189,773 and 16,509,610 shares issued and outstanding in 1998 and
     1997, respectively                                                                    2                2
   Additional paid-in-capital                                                        243,084          235,469
   Accumulated distributions in excess of net income                                 (56,100)         (53,005)
                                                                                   ---------        ---------
                                                                                     186,986          182,466
   Less:  notes receivable from officer shareholders                                  (1,998)            --
                                                                                   ---------        ---------
       Total shareholders' equity                                                    184,988          182,466
                                                                                   ---------        ---------
                                                                                   $ 557,428        $ 467,115
                                                                                   =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES


                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    Quarters ended June 30, 1998 and 1997 and
                     Six Months Ended June 30, 1998 and 1997
          (Unaudited and in thousands, except share and per share data)


                                                                           Quarter Ended                Six Months Ended
                                                                              June 30,                       June 30,
                                                                        1998            1997           1998            1997
                                                                        ----            ----           ----            ----
Revenues:

     Rental                                                          $14,478       $ 10,479        $27,455        $  20,178
     Interest and other                                                  516            159          1,519              284
                                                                    --------        -------       --------        ---------
                                                                      14,994         10,638         28,974           20,462
                                                                    --------        -------       --------        ---------
Expenses:

     Interest expense                                                  5,371          4,343         10,016            8,583
     Depreciation and amortization of real estate                      3,515          2,614          6,682            5,075
     Amortization of deferred expenses                                   242            221            484              415
     General and administrative expenses                                 952            974          1,908            1,844
     Property arbitration litigation expense                            --              167           --                167
     Other expenses                                                      128            184            238              403
                                                                    --------        -------       --------        ---------
                                                                      10,208          8,503         19,328           16,487
                                                                    --------        -------       --------        ---------

       Income before loss on sale of property, minority
         interests and extraordinary item                              4,786          2,135          9,646            3,975

     Loss on sale of property                                           (388)          --             (388)              --
                                                                    --------        -------       --------        ---------

       Income before minority interests and extraordinary item         4,398          2,135          9,258            3,975

     Minority interests                                                  961            365          1,759              639
                                                                    --------        -------       --------        ---------

       Income before extraordinary item                                3,437          1,770          7,499            3,336

     Extraordinary item - loss on extinguishment of debt                --            1,466           --              1,522
                                                                    --------        -------       --------        ---------

                  Net income                                        $  3,437       $    304        $ 7,499        $   1,814
                                                                    ========       ========       ========        =========


Income (loss) per common share - basic:
     Income before extraordinary item                               $   0.17        $  0.14       $   0.38        $    0.13
     Extraordinary item - loss on extinguishment of debt                --            (0.15)          --              (0.16)
                                                                    --------        -------       --------        ---------

     Net income (loss)                                              $   0.17        $ (0.01)      $   0.38        $   (0.03)
                                                                    ========        =======       ========        =========

Income (loss) per common share - diluted:
     Income before extraordinary item                               $   0.17        $  0.13       $   0.37        $    0.13
     Extraordinary item - loss on extinguishment of debt                --            (0.14)          --              (0.16)
                                                                    --------       --------       --------        ---------

     Net income (loss)                                              $   0.17        $ (0.01)      $   0.37        $   (0.03)
                                                                    ========        =======       ========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six Months ended June 30, 1998 and 1997
                 (Unaudited and in thousands, except share data)

                                                                   Six Months Ended
                                                                       June 30,
                                                                 1998            1997
                                                                 ----            ----
Net cash provided by operating activities                     $  14,285        $  9,504
                                                              ---------        --------

Cash flows from investing activities:
    Additions to real estate assets, net of issuance
         of limited partnership units                          (115,967)        (32,382)
    Net proceeds from sale of property                           24,113            --
                                                              ---------        --------
Net cash used in investing activities                           (91,854)        (32,382)
                                                              ---------        --------

Cash flows from financing activities:
    Dividends to common and preferred shareholders              (10,594)         (5,638)
    Repayments on mortgage notes                                (43,822)        (64,548)
    Prepayment premium on early retirement of debt                 --            (1,698)
    Proceeds of mortgage notes payable                          109,305          54,450
    Proceeds from issuance of limited partnership units          23,449            --
    Cash distributions to minority interests                     (1,606)           (910)
    Proceeds from the issuance of common shares, net                329          35,908
    Proceeds from the issuance of preferred shares, net            --            16,086
    Other financing activities, net                                 514          (1,373)
                                                              ---------        --------

Net cash provided by financing activities                        77,575          32,277
                                                              ---------        --------

    Increase in cash and cash equivalents                             6           9,399
Cash and cash equivalents, at beginning of period                 3,640           2,468
                                                              ---------        --------
Cash and cash equivalents, at end of period                   $   3,646        $ 11,867
                                                              =========        ========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                  $   9,724        $  7,995
                                                              =========        ========
    Cash paid during the period for taxes                     $     114        $     73
                                                              =========        ========

Supplemental disclosure of non-cash investing and financing activities:


In connection with the acquisition of certain properties, the Company issued partnership units as partial satisfaction of the respective purchase prices, in the amount of $5,780 and $6,000, during the six months ended June 30, 1998 and 1997, respectively. The issuance of these partnership units have been recorded as minority interest in the accompanying condensed consolidated balance sheets.

During 1998, holders of an aggregate of 525,433 partnership units redeemed such units to common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of $5,650.

During 1998, the Company issued 131,000 common shares to two officers in exchange for notes aggregating $1,998 which mature on February 14, 2003, bear interest at 7.6% per annum and are secured by the common shares issued.

See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998

                                   (Unaudited)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of 61 net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships (the "Partnerships").

         The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders, provided that at least 95% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

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

(2)      Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II as well as a general partner and majority limited partner in four other partnerships and, accordingly, accounts for these partnerships on a consolidated basis. Entities in which the Company has an interest of less than 50% are accounted for under the equity method and the investments in these partnerships are included in other assets in the accompanying consolidated balance sheets.

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period.

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of the Company's other securities. The Company's preferred shares, operating partnership units and exchangeable redeemable secured notes are excluded from the 1998 and 1997 computations since they are anti-dilutive, except for the quarter ended June 30, 1997, in which the operating partnership units are dilutive and are therefore included in the calculation.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters and six months ended June 30, 1998 and 1997 (in thousands, except share and per share data).


                                                                        Quarter Ended                      Six Months Ended
                                                                           June 30,                             June 30,
                                                                  1998                1997             1998                1997
                                                                  ----                ----             ----                ----
                                                              BASIC
Income before extraordinary item                              $      3,437        $      1,770     $      7,499        $     3,336
Less:
    Preferred dividends                                               (609)               (347)          (1,218)              (513)
    Deemed additional preferred dividends                             --                   (78)            --               (1,566)
                                                              ------------        ------------     ------------        -----------
Income attributed to common shareholders
    before extraordinary item                                        2,828               1,345            6,281              1,257
Extraordinary item - loss on extinguishment of debt                   --                (1,466)            --               (1,522)
                                                              ------------        ------------     ------------        -----------

Net income (loss) attributed to common
    shareholders                                              $      2,828        $       (121)    $      6,281        $      (265)
                                                              ============        ============     ============        ===========

Weighted average number of common shares
    outstanding                                                 16,758,370           9,693,814       16,637,214          9,564,525
                                                              ============        ============     ============        ===========

Income (loss) per common share - basic:
Income before extraordinary item                              $       0.17        $       0.14     $       0.38        $      0.13
Extraordinary item - loss on extinguishment of debt                   --                 (0.15)            --                (0.16)
                                                              ------------        ------------     ------------        -----------

Net income (loss)                                             $       0.17        $      (0.01)    $       0.38        $     (0.03)
                                                              ============        ============     ============        ===========

                                                              DILUTED

Income attributed to common holders
    before extraordinary item                                 $      2,828        $      1,345     $      6,281        $     1,257
Add: minority interests attributed to limited
    partnership units assuming conversion of such units               --                   328             --                 --
                                                              ------------        ------------     ------------        -----------
Income attributed to common
    shareholders before extraordinary item                           2,828               1,673            6,281              1,257
Extraordinary item - loss on extinguishment of debt                   --                (1,787)*           --               (1,522)
                                                              ------------        ------------     ------------        -----------
Net income (loss) attributed to common
    shareholders                                              $      2,828        $       (114)    $      6,281        $      (265)
                                                              ============        ============     ============        ===========

Weighted average number of shares used in calculation
    of basic earnings per share                                 16,758,370           9,693,814       16,637,214          9,564,525
Add incremental shares representing:
    Shares issuable upon exercise of employee
        stock options                                              197,337             113,805          222,180            124,142
    Shares issuable upon conversion of limited
        partnership units                                             --             3,000,445             --                 --
                                                              ------------        ------------     ------------        -----------
Weighted average number of shares used in calculation
    of diluted earnings per common share                        16,955,707          12,808,064       16,859,394          9,688,667
                                                              ============        ============     ============        ===========

Net income (loss) per common share - diluted:
Income before extraordinary item                              $       0.17        $       0.13     $       0.37        $      0.13
Extraordinary item - loss on extinguishment of debt                   --                 (0.14)            --                (0.16)
                                                              ------------        ------------     ------------        -----------

Diluted net income (loss)                                     $       0.17        $      (0.01)    $       0.37        $     (0.03)
                                                              ============        ============     ============        ===========

         *Since the limited partnership units are assumed to be converted to common shares and the corresponding minority interest is added back, the minority interest attributable to the extraordinary item, which had been netted against such item is also added back.

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

(3)      Investments in Real Estate

         During the six months ended June 30, 1998, the Company made the following acquisitions:


                                                                                             Annualized      Lease        Net
                                                                                              Base Rent   Expiration   Rentable
         Date of                                                               Acquisition    @ 6-30-98      Date       Square
         Acquisition  Tenant                                Location            Cost ($M)     ($000's)   (month/year)    Feet
         -----------  ------                                --------            ---------     --------   ------------    ----

         1998
         ----
         March 27    Jones Apparel Group, Inc.              Bristol, PA       $    12.539     $  1,150       03-13      255,019
         March 27    Fidelity Corporate Real Estate, LLC    Hebron, KY              8.077          777       04-07       81,744
         March 27    Kelsey-Hayes Corp.                     Livonia, MI*           16.437        1,523       04-07      180,230
         May 11      Eagle Hardware & Garden. Inc.          Federal Way, WA        13.747        1,233       08-17      133,861
         May 11      Eagle Hardware & Garden. Inc.          Anchorage, AK          17.685        1,587       10-17      157,525
         May 15      Stone Container Corporation            Columbia, SC**          3.178          328       08-12      142,400
         May 18      Wackenhut Corporation ***              Palm Beach
                                                              Gardens, FL          19.799        2,434       02-11      126,355
         June 19     Michaels Stores, Inc.                  Lancaster, CA          15.046        1,398       06-13      431,250
                                                                                ---------       ------                ---------
                                                                  TOTALS      $   106.508     $ 10,430                1,508,384
                                                                                =========       ======                =========

         *The Livonia, Michigan acquisition consists of two properties; the office/headquarters of Kelsey-Hayes Corporation and an adjacent research and development building also leased to Kelsey Hayes.

         **The Columbia, South Carolina Property is currently under construction to add approximately 43,560 square feet of expansion space. Base rent will be increased upon the completion of the expansion.

         ***The Palm Beach Gardens, Florida Property is currently leased to five tenants and one subtenant, with the Wackenhut Corporation as the primary tenant. Lease expiration dates for these other tenants vary from 2001 to 2006.

         On June 3, 1998, the Company completed the sale of the Newark, California Property, realizing net proceeds of $24.1 million and recognizing a loss of $0.4 million.

         The following unaudited pro forma operating information for the six months ended June 30, 1998 and 1997 has been prepared as if the 1998 and 1997 acquisitions and dispositions had been consummated as of January 1, 1997. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions or dispositions been consummated on that date. The unaudited pro forma amounts are as follows:

                                                    ($000's, except per share data)
                                                               Pro forma
                                                           Six Months Ended
                                                                June 30,
                                                         1998              1997
                                                         ----              ----
Revenues                                               $31,715            $31,444
Income before extraordinary item                         8,219              5,536
Net income                                               8,219              4,104
Per common share:
    Income before extraordinary item - basic           $  0.42            $  0.36
    Income before extraordinary item - diluted         $  0.42            $  0.34
    Net income - basic                                 $  0.42            $  0.21
    Net income - diluted                               $  0.42            $  0.21

 (4)     Mortgage Notes Payable

         The Company has obtained temporary bridge financing, which matures August 31, 1998, to fund certain acquisitions. As of June 30, 1998, the total principal amount outstanding on the bridge financing was approximately $37.2 million bearing interest at 7.04% per annum. As of June 30, 1998 the amount outstanding on the Company's credit facility was $9 million bearing interest at 7.2% per annum. As of June 30, 1998, the Company had approximately $5.2 million aggregate available under the bridge financing and the credit facility. The Company expects to satisfy these outstanding balances with the committed $100 million unsecured credit facility.

          The Company has received a commitment from Fleet National Bank for a three year $100 million unsecured revolving credit facility to replace its $60 million secured credit facility. The unsecured credit facility will bear interest at a rate of 1.10% to 1.375% over LIBOR, depending on the Company's level of indebtedness. In the event the Company obtains an investment grade credit rating, the credit facility will bear interest at a rate of 0.7% to 1.10% over LIBOR, depending on the applicable debt rating. The Company's present credit facility bears interest at 1.50% over LIBOR. The transaction, which is subject to customary documentation and other closing conditions, is expected to close during the third quarter of 1998, although there can be no assurance that all conditions to funding will be satisfied.

(5)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of June 30, 1998, the total number of limited partnership units of LCIF and LCIF II outstanding was 4,549,831. These units, subject to certain adjustments through the date of redemption, have distributions per unit in varying amounts up to $1.16 per unit. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(6)      Subsequent Events

         On July 22, 1998, the Company declared a dividend of $.29 per share to its common shareholders of record on July 30, 1998 to be paid on August 14, 1998. The Company also declared a dividend of $.3045 per share to its preferred shareholders of record on July 30, 1998 to be paid on August 14, 1998.

         On July 2, 1998, the Company acquired a 179,300 square foot office building in Florence, South Carolina (the "Florence Property") for approximately $15 million. The Florence Property was the Company's first build-to-suit project and is net leased to Fleet Mortgage Group for 10 years with an average annual net rent of approximately $1.6 million. The funding for this acquisition was made on June 30, 1998 and accordingly has been reflected as real estate and mortgages payable in the accompanying condensed consolidated balance sheet.

         On July 24, 1998, the Company acquired a 184,000 square foot manufacturing and distribution facility in Auburn Hills, Michigan (the "Auburn Hills Property") for approximately $13.8 million. The Auburn Hills Property is another build-to-suit project and is net leased to GM Inland Seat for 8 years with an average annual net rent of approximately $1.4 million.

         The Company funded the purchases of the Florence Property and the Auburn Hills Property through aggregate draws of approximately $29.0 million on its temporary bridge financing. These borrowings bear interest at approximately 7.0% per annum.

         The Company has reached an agreement with the general partners of an affiliated partnership to acquire a 1.7 million square foot distribution facility in Warren, Ohio (the "Proposed Acquisition Property") for approximately $63.9 million including the assumption of $42.2 million in mortgage debt with an ascribed interest rate of 7.0%, the issuance of $18.85 million in Operating Partnership Units and $2.85 million in cash. The mortgage debt matures in October 1, 2007, and provides for semi-annual principal and interest payments of $3,080,000. The Proposed Acquisition Property is leased to K-Mart Corporation under a net lease which expires on September 30, 2007. The average annual net rent under the lease is $8.9 million. Two of the general partners of the partnership are the Co-Chief Executive Officers of the Company and as part of this transaction will receive approximately $6 million in Operating Partnership Units in exchange for their partnership interest, a management contract and beneficial interest in a deferred installment obligation.

         The Company has received a proposal from the existing lender to refinance mortgage debt secured by the Company's properties in Tampa, Florida. This debt, in amounts of $4.3 million and $5.7 million, was scheduled to mature on May 1, 1998 and June 1, 1998, respectively. The Company expects to refinance this debt with the existing lender at an interest rate of approximately 145 basis points over 4 year U.S. Treasury Issues (7.05% as of June 30, 1998).

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

As of June 30, 1998, the Company owned sixty-one real estate properties (or interests therein) (the "Properties).

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 1998, the Company's real estate assets were located in twenty-eight states and contained an aggregate of approximately 8.7 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. Sixty of the sixty-one properties are currently leased.

During the six months ended June 30, 1998, the Company made the following acquisitions:

                                                                                            Annualized      Lease         Net
                                                                                             Base Rent   Expiration    Rentable
Date of                                                                       Acquisition    @ 6-30-98      Date        Square
Acquisition           Tenant                                Location           Cost ($M)     ($000's)   (month/year)     Feet
-----------           ------                                --------           ---------     --------   ------------     ----
1998
----
March 27             Jones Apparel Group, Inc.              Bristol, PA         $ 12.539     $  1,150       03-13       255,019
March 27             Fidelity Corporate Real Estate, LLC    Hebron, KY             8.077          777       04-07        81,744
March 27             Kelsey-Hayes Corp.                     Livonia, MI*          16.437        1,523       04-07       180,230
May 11               Eagle Hardware & Garden. Inc.          Federal Way, WA       13.747        1,233       08-17       133,861
May 11               Eagle Hardware & Garden. Inc.          Anchorage, AK         17.685        1,587       10-17       157,525
May 15               Stone Container Corporation            Columbia, SC**         3.178          328       08-12       142,400
May 18               Wackenhut Corporation ***              Palm Beach
                                                              Gardens, FL         19.799        2,434       02-11       126,355
June 19              Michaels Stores, Inc.                  Lancaster, CA         15.046        1,398       06-13       431,250
                                                                               ---------       ------                 ---------
                                                                  TOTALS       $ 106.508     $ 10,430                 1,508,384
                                                                               =========       ======                 =========

* The Livonia, Michigan acquisition consists of two properties; the office/headquarters of Kelsey-Hayes Corporation and an adjacent research and development building also leased to Kelsey Hayes.

**The Columbia, South Carolina Property is currently under construction to add approximately 43,560 square feet of expansion space. Base rent will be increased upon the completion of the expansion.

***The Palm Beach Gardens, Florida Property is currently leased to five tenants and one subtenant, with the Wackenhut Corporation as the primary tenant. Lease expiration dates for these other tenants vary from 2001 to 2006.

On June 3, 1998, the Company completed the sale of the Newark, California Property, realizing net proceeds of $24.1 million and recognizing a loss of $0.4 million.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the quarter and six months ended June 30, 1998, such leases on the Properties generated approximately $14.5 million and $27.5 million in revenue compared to $10.5 million and $20.2 million during the same periods in 1997.

On July 2, 1998, the Company acquired a 179,300 square foot office building in Florence, South Carolina (the "Florence Property") for approximately $15 million. The Florence Property was the Company's first build-to-suit project and is net leased to Fleet Mortgage Group for 10 years with an average annual net rent of approximately $1.6 million. The funding for this acquisition was made on June 30, 1998 and accordingly has been reflected as real estate and mortgages payable in the accompanying condensed consolidated balance sheet.

On July 24, 1998, the Company acquired a 184,000 square foot manufacturing and distribution facility in Auburn Hills, Michigan (the "Auburn Hills Property") for approximately $13.8 million. The Auburn Hills Property is another build-to-suit project and is net leased to GM Inland Seat for 8 years with an average annual net rent of approximately $1.4 million.

The Company funded the purchases of the Florence Property and the Auburn Hills Property through aggregate draws of approximately $29.0 million on its temporary bridge financing. These borrowings bear interest at approximately 7.0% per annum.

The Company has reached an agreement with the general partners of an affiliated partnership to acquire a 1.7 million square foot distribution facility in Warren, Ohio (the "Proposed Acquisition Property") for approximately $63.9 million including the assumption of $42.2 million in mortgage debt with an ascribed interest rate of 7.0%, the issuance of $18.85 million in Operating Partnership Units and $2.85 million in cash. The mortgage debt matures in October 1, 2007, and provides for semi-annual principal and interest payments of $3,080,000. The Proposed Acquisition Property, is leased to K-Mart Corporation under a net lease which expires on September 30, 2007. The average annual net rent under the lease is $8.9 million. Two of the general partners of the partnership are the Co-Chief Executive Officers of the Company and as part of this transaction will receive approximately $6 million in Operating Partnership Units in exchange for their partnership interest, a management contract and beneficial interest in a deferred installment obligation.

Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1995; a dividend of $.27 per share to shareholders in respect of the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; and $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first quarter of 1998. The Company declared a dividend in respect of the second quarter of 1998, in the amount of $.29 per share to shareholders of record as of July 30, 1998 to be paid on August 14, 1998. The Company's annualized dividend rate is currently $1.16 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of June 30, 1998.


                                                                      Current                     Total
Redeemable                                                          Annualized                 Annualized
for Shares of                               Number                   Per Unit                 Distribution
Common Shares as of:                       of Units                Distribution                 ($000's)
--------------------                       --------                ------------                 --------
At any time                                  169,109                $    1.16                 $        196
At any time                                1,303,867                     1.08                        1,408
January 1999                                 147,246                     1.12                          165
January 1999                               1,670,212                     1.16                        1,937
April 1999                                   480,028                     1.16                          557
May 1999                                     279,191                     1.16                          324
December 1999                                125,416                     1.16                          145
January 2003                                   7,441                       -                           -
March 2004                                    52,335                     0.27                           14
November 2004                                 35,400                       -                           -
March 2005                                    36,825                       -                           -
January 2006                                 207,728                       -                           -
February 2006                                 23,267                       -                           -
May 2006                                      11,766                     0.29                            3
                                        ------------                                            ----------
       Total                               4,549,831                                          $      4,749
                                        ============                                            ==========

Financing

Partnership Mergers. On January 29, 1998, two affiliated partnerships merged into LCIF. As a result of the merger, LCIF and LCIF II issued 1,670,212 partnership units redeemable for the Company's common shares, and which are entitled to distributions at the same dividend rate as common shares. At the time of the merger, the partnerships' sole assets were approximately $24 million in cash from prior property sales and the right to acquire properties in tax free exchanges under Internal Revenue Code Section 1031. As of June 30, 1998, the Company had completed the tax free exchanges.

Bridge Financing. The Company has obtained temporary bridge financing to fund certain acquisitions. As of June 30, 1998, the total principal amount outstanding on the bridge financing was approximately $37.2 million bearing interest at 7.04% per annum.

Revolving Credit Facility. As of June 30, 1998 the amount outstanding on the Company's credit facility was $9 million bearing interest at 7.2% per annum.

The Company has received a commitment from Fleet National Bank for a three year $100 million unsecured revolving credit facility to replace its $60 million secured credit facility. The unsecured credit facility will bear interest at a rate of 1.10% to 1.375% over LIBOR, depending on the Company's level of indebtedness. In the event the Company obtains an investment grade credit rating, the credit facility will bear interest at a rate of 0.7% to 1.10% over LIBOR, depending on the applicable debt rating. The Company's present credit facility bears interest at 1.50% over LIBOR. The transaction, which is subject to customary documentation and other closing conditions, is expected to close during the third quarter of 1998, although there can be no assurance that all conditions to funding will be satisfied.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 1998, a total of forty-seven properties were subject to outstanding mortgages which had an aggregate principal amount, including accrued interest, of $286.3 million. The weighted average interest rate on the Company's debt on such date was approximately 7.91%. Approximate balloon payment amounts for the next five calendar years are due as follows: $0 in 1998 (excluding the $37.2 million bridge financing which is expected to be repaid through the new three year $100 million credit facility and $10 million in mortgage notes currently being refinanced); $15.56 million in 1999 (excluding the $9 million currently outstanding on the credit facility which is expected to be rolled into the new three year $100 million credit facility); $13.09 million in 2000; $1.00 million in 2001 and $10.77 million in 2002. There are no balloon payments due in 2003. The Company has received a proposal from the existing lender to refinance mortgage debt secured by the Company's properties in Tampa, Florida. This debt, in amounts of $4.3 million and $5.7 million, was scheduled to mature on May 1, 1998 and June 1, 1998, respectively. The Company expects to refinance this debt with the existing lender at an interest rate of approximately 145 basis points over 4 year U.S. Treasury Issues. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its credit facility or access to other capital sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time.

Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property maintenance and capital improvements, the Company does not anticipate significant needs for cash for property maintenance or repairs. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties.

Impact  of Year 2000.

The Company is evaluating its computer and communication systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's systems that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that the Year 2000 problem will not pose operational problems for the Company's computer and communication systems and will not have a material impact on the operations of the Company.

Results of Operations ($000)

                                                               Quarter ended                            Six months ended
                                                                  June 30,                                   June 30,
                                                                                Increase                                   Increase
Selected Income Statement Data                        1998          1997       (Decrease)        1998          1997       (Decrease)
                                                      ----          ----       ----------        ----          ----       ----------
Total revenues                                      $14,994       $10,638       $ 4,356        $28,974       $20,462       $ 8,512
     Rental                                          14,478        10,479         3,999         27,455        20,178         7,277
     Interest and other                                 516           159           357          1,519           284         1,235

Total expenses                                      $10,208         8,503       $ 1,705        $19,328       $16,487       $ 2,841
     Interest                                         5,371         4,343         1,028         10,016         8,583         1,433
     Depreciation & amortization of real estate       3,515         2,614           901          6,682         5,075         1,607
     General & administrative                           952         1,141          (189)         1,908         2,011          (103)

Minority interests                                      961           365           596          1,759           639          1120

Extraordinary loss - debt extinguishment               --           1,466        (1,466)          --           1,522        (1,522)

     Net Income                                     $ 3,437       $   304       $ 3,133        $ 7,499       $ 1,814       $ 5,685

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The increase in interest income and other revenue was primarily due to income recorded on the Newark, California Property, which was sold, and interest income earned on the escrow deposits held in connection with the partnership mergers. The increase in interest expense due to the growth of the Company's portfolio was partially offset by a reduction in the weighted average interest rate from 8.35% as of June 30, 1997 to 7.91% as of June 30, 1998, due to debt refinancings and repayments. The Company's general and administrative expenses decreased as a percentage of revenue to 6.3% and 6.6% for the quarter and six months ended June 30, 1998, respectively, from 9.2% and 9.0% for the quarter and six months ended June 30, 1997 due to the growth of the Company's portfolio relative to these expenses.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters and six months ended June 30, 1998 and 1997 ($000).

                                                              Quarter ended                Six months ended
                                                                June 30,                        June 30
                                                          1998            1997            1998            1997
                                                          ----            ----            ----            ----
Net income                                              $  3,437        $    304        $  7,499        $  1,814
Add back:
     Depreciation and amortization of real estate          3,515           2,614           6,682           5,075
     Minority interest's share of net income                 961             365           1,759             639
     Loss on sale of real estate                             388            --               388            --
     Loss from debt restructuring                           --             1,466            --             1,522
     Property arbitration litigation expense                --               167            --               167
                                                        --------        --------        --------        --------

       Funds From Operations                            $  8,301        $  4,916        $ 16,328        $  9,217
                                                        ========        ========        ========        ========

Cash flows from operating activities                    $  8,054        $  5,027        $ 14,285        $  9,504
Cash flows from investing activities                     (54,867)         (8,053)        (91,854)        (32,382)
Cash flows from financing activities                      45,601          10,763          77,575          32,277
                                                        ========        ========        ========        ========

The Company's dividends paid to shareholders and distributions paid to unitholders amounted to approximately 80.5% of the Company's Funds From Operations for the quarter ended June 30, 1998.

Accounting Standards Not Yet Adopted

In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Company.


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


Not applicable.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders -

                  At the Company's Annual Meeting of Shareholders held on May 20, 1998, the following actions were taken:

                  The shareholders elected the seven individuals nominated to serve as trustees of the Company until the 1999 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting (together, the "Proxy Statement"). The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                                              For              Withheld
                                                              ---              --------
                  E. Robert Roskind                        13,470,053          311,631
                  Richard J. Rouse                         13,470,474          311,210
                  T. Wilson Eglin                          13,640,278          141,406
                  Carl D. Glickman                         13,494,455          287,229
                  Kevin W. Lynch                           13,681,453          100,231
                  John D. McGurk                           13,675,752          105,932
                  Seth M. Zachary                          13,470,073          311,611

                  The shareholders also approved the following other proposal set forth in the Company's Proxy Statement, with the number of votes for, against and abstaining set forth:

                  Proposal 2:  To approve the Company's 1998 Share Option Plan.

                  For                    Against            Abstained
                  11,886,198            1,522,674            372,812

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits -

                           Exhibit No.               Exhibit

                               27.1 Financial Data Schedule as of and for the six months ended June 30, 1998

                               27.2 Financial Data Schedule - restated earnings per share for the six months ended June 30, 1997

                           (b) Reports on Form 8-K filed during the quarter ended June 30, 1998 - none.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Lexington Corporate Properties Trust




Date: August 14, 1998              By: /s/ E. Robert Roskind
     --------------------------       -----------------------------------------
                                        E. Robert Roskind
                                        Chairman and Co-Chief Executive Officer



Date:  August 14, 1998             By: /s/ Patrick Carroll
     --------------------------       -----------------------------------------
                                        Patrick Carroll
                                        Chief Financial Officer