Form 10-Q
period 1998-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 1998-11-12
CIK 910108

                                     UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
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

                               Yes x .   No___ .

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,153,278 common shares, par value $.0001 per share on October 30, 1998.

                            PART 1. - FINANCIAL INFORMATION

                              ITEM 1. FINANCIAL STATEMENTS

           LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                  September 30, 1998 (Unaudited) and December 31, 1997
                     (in thousands, except share and per share data)


                                                                                 September 30,    December 31,
                                                                                     1998             1997
                                                                                   ---------        ---------
                 ASSETS:
Real estate, at cost                                                               $ 665,677        $ 467,606
Less:  accumulated depreciation and amortization                                      60,621           50,993
                                                                                   ---------        ---------
                                                                                     605,056          416,613

Property held for sale                                                                 2,937           24,501
Cash and cash equivalents                                                              5,110            3,640
Restricted cash                                                                        2,566            5,499
Escrow deposits                                                                          276            1,249
Other assets, net                                                                     19,850           16,871
                                                                                   ---------        ---------
                                                                                   $ 635,795        $ 468,373
                                                                                   =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgage notes payable                                                             $ 344,346        $ 219,553
Subordinated notes payable, including accrued interest                                 1,936            1,973
Accrued interest payable on mortgage notes                                             1,178            1,007
Origination fees payable                                                               5,856            5,885
Accounts payable and other liabilities                                                 3,411            4,880
                                                                                   ---------        ---------
                                                                                     356,727          233,298
Minority interests                                                                    71,678           28,240
                                                                                   ---------        ---------
                                                                                     428,405          261,538
                                                                                   ---------        ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000; 2,000,000 shares issued and outstanding                       24,369           24,369
                                                                                   ---------        ---------

Shareholders' equity:
   Excess shares, par value $0.0001 per share; authorized 40,000,000 shares,
    issued none                                                                         --               --
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     17,150,520 and 16,509,610 shares issued and outstanding in 1998 and
     1997, respectively                                                                    2                2
   Additional paid-in-capital                                                        242,542          235,469
   Accumulated distributions in excess of net income                                 (57,525)         (53,005)
                                                                                   ---------        ---------
                                                                                     185,019          182,466
   Less:  notes receivable from officer shareholders                                  (1,998)            --
                                                                                   ---------        ---------
       Total shareholders' equity                                                    183,021          182,466
                                                                                   ---------        ---------
                                                                                   $ 635,795        $ 468,373
                                                                                   =========        =========


See accompanying notes to unaudited condensed consolidated financial statements.

           LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     Quarters ended September 30, 1998 and 1997 and Nine Months Ended September 30, 1998 and 1997
                  (Unaudited and in thousands, except per share data)


                                                                            Quarter Ended                Nine Months Ended
                                                                            September 30,                  September 30,
                                                                         1998           1997            1998            1997
                                                                       --------       --------        --------        --------
Revenues:
     Rental                                                            $ 16,869       $ 11,242        $ 44,324        $ 31,420
     Interest and other                                                     286            163           1,805             447
                                                                       --------       --------        --------        --------
                                                                         17,155         11,405          46,129          31,867
                                                                       --------       --------        --------        --------
Expenses:

     Interest                                                             6,271          4,045          16,287          12,628
     Depreciation and amortization of real estate                         4,057          2,844          10,739           7,920
     Amortization of deferred expenses                                      249            234             733             649
     General and administrative                                           1,245            874           3,153           2,718
     Property arbitration litigation                                       --             --              --               167
     Other                                                                  196            213             434             616
                                                                       --------       --------        --------        --------
                                                                         12,018          8,210          31,346          24,698
                                                                       --------       --------        --------        --------

       Income before gain (loss) on sale of properties, minority
         interests and extraordinary item                                 5,137          3,195          14,783           7,169

     Gain (loss) on sale of properties                                     --            3,517            (388)          3,517
                                                                       --------       --------        --------        --------

       Income before minority interests and extraordinary item            5,137          6,712          14,395          10,686

     Minority interests                                                   1,006          1,220           2,765           1,858
                                                                       --------       --------        --------        --------

       Income before extraordinary item                                   4,131          5,492          11,630           8,828

     Extraordinary item - loss on extinguishment of debt                   --           (1,667)           --            (3,189)
                                                                       --------       --------        --------        --------

                  Net income                                           $  4,131       $  3,825        $ 11,630        $  5,639
                                                                       ========       ========        ========        ========


Income per common share - basic:
     Income before extraordinary item                                  $   0.21       $   0.40        $   0.58        $   0.54
     Extraordinary item - loss on extinguishment of debt                   --            (0.13)           --             (0.30)
                                                                       --------       --------        --------        --------

     Net income                                                        $   0.21       $   0.27        $   0.58        $   0.24
                                                                       ========       ========        ========        ========

Income per common share - diluted:
     Income before extraordinary item                                  $   0.20       $   0.37        $   0.58        $   0.53
     Extraordinary item - loss on extinguishment of debt                   --            (0.10)           --             (0.29)
                                                                       --------       --------        --------        --------

     Net income                                                        $   0.20       $   0.27        $   0.58        $   0.24
                                                                       ========       ========        ========        ========


See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine Months ended September 30, 1998 and 1997
                (Unaudited and in thousands, except share data)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       1998             1997
                                                                    ---------        ---------
Net cash provided by operating activities                           $  22,105        $  16,196
                                                                    ---------        ---------

Cash flows from investing activities:
    Additions to real estate assets, net of issuance
         of limited partnership units and liabilities assumed        (133,740)         (85,594)
    Net proceeds from sale of property                                 24,113           21,362
                                                                    ---------        ---------
Net cash used in investing activities                                (109,627)         (64,232)
                                                                    ---------        ---------

Cash flows from financing activities:
    Dividends to common and preferred shareholders                    (16,150)          (9,662)
    Repayments on mortgage notes                                      (66,237)         (76,115)
    Prepayment premium on early retirement of debt                       --             (3,560)
    Proceeds of mortgage notes payable                                148,798           83,542
    Proceeds from issuance of limited partnership units                23,449             --
    Cash distributions to minority interests                           (2,722)          (1,460)
    Proceeds from the issuance of common shares, net                      492           41,811
    Proceeds from the issuance of preferred shares, net                  --             16,021
    Repurchase of common shares                                          (654)            --
    Other financing activities, net                                     2,016           (1,741)
                                                                    ---------        ---------

Net cash provided by financing activities                              88,992           48,836
                                                                    ---------        ---------

    Increase in cash and cash equivalents                               1,470              800
Cash and cash equivalents, at beginning of period                       3,640            2,468
                                                                    ---------        ---------
Cash and cash equivalents, at end of period                         $   5,110        $   3,268
                                                                    =========        =========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                        $  16,176        $  12,467
                                                                    =========        =========

    Cash paid during the period for taxes                           $     183        $      89
                                                                    =========        =========

Supplemental disclosure of non-cash investing and financing activities:



In connection with the acquisition of certain properties, the Company assumed mortgage indebtedness as partial satisfaction of the respective purchase prices, in the amounts of $42,226 and $5,904, during the nine months ended September 30, 1998 and 1997, respectively.

In connection with the acquisition of certain properties, the Company issued partnership units as partial satisfaction of the respective purchase prices, in the amounts of $25,596 and $6,000, during the nine months ended September 30, 1998 and 1997, respectively. The issuance of these partnership units have been recorded as minority interest in the accompanying condensed consolidated balance sheets.

During 1998, holders of an aggregate of 525,433 partnership units redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of $5,650.

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

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998

                                   (Unaudited)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of 64 net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships.

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

         The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its majority-owned subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II.

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period.

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's operating partnership units are included in the 1998 computations since they are dilutive and the preferred shares and exchangeable redeemable secured notes are excluded since they are anti-dilutive. The Company's preferred shares and exchangeable redeemable secured notes are included in the computations for the quarter ended September 30, 1997 since they are dilutive and all exchangeable or convertible securities are excluded from the computations for the nine months ended September 30, 1997 calculations since they are anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters and nine months ended September 30, 1998 and 1997 (dollars in thousands, except per share data).


                                                                             Quarter Ended                  Nine Months Ended
                                                                             September 30,                    September 30,
                                                                        1998             1997             1998             1997
                                                                    ------------     ------------     ------------     ------------
                                      BASIC

 Income before extraordinary item                                   $      4,131     $      5,492     $     11,630     $      8,828
 Less cash and deemed dividends attributable to preferred shares            (630)            (404)          (1,848)          (3,065)
                                                                    ------------     ------------     ------------     ------------
 Income attributed to common shareholders
     before extraordinary item                                             3,501            5,088            9,782            5,763
 Extraordinary item - loss on extinguishment of debt                        --             (1,667)            --             (3,189)
                                                                    ------------     ------------     ------------     ------------

 Net income attributed to common shareholders                       $      3,501     $      3,421     $      9,782     $      2,574
                                                                    ============     ============     ============     ============

 Weighted average number of common shares
     outstanding                                                      17,057,436       12,659,172       16,778,827       10,607,410
                                                                    ============     ============     ============     ============

 Income per common share - basic:
 Income before extraordinary item                                   $       0.21     $       0.40     $       0.58     $       0.54
 Extraordinary item - loss on extinguishment of debt                        --              (0.13)            --              (0.30)
                                                                    ------------     ------------     ------------     ------------

 Net income                                                         $       0.21     $       0.27     $       0.58     $       0.24
                                                                    ============     ============     ============     ============

                                     DILUTED

 Income attributed to common shareholders
     before extraordinary item                                      $      3,501     $      5,088     $      9,782     $      5,763
 Add incremental income attributed to assumed
     conversion of dilutive securities                                       992              904            2,672             --
                                                                    ------------     ------------     ------------     ------------
 Income attributed to common
     shareholders before extraordinary item                                4,493            5,992           12,454            5,763
 Extraordinary item - loss on extinguishment of debt                        --             (1,667)            --             (3,189)
                                                                    ------------     ------------     ------------     ------------
 Net income attributed to common shareholders                       $      4,493     $      4,325     $     12,454     $      2,574
                                                                    ============     ============     ============     ============

 Weighted average number of shares used in calculation
     of basic earnings per share                                      17,057,436       12,659,172       16,778,827       10,607,410
 Add incremental shares representing:
     Shares issuable upon exercise of employee
         stock options                                                    90,336          229,808          181,698          173,023
     Shares issuable upon conversion of dilutive securities            5,133,917        3,248,077        4,639,221             --
                                                                    ------------     ------------     ------------     ------------
 Weighted average number of shares used in calculation
     of diluted earnings per common share                             22,281,689       16,137,057       21,599,746       10,780,433
                                                                    ============     ============     ============     ============

 Income per common share - diluted:
 Income before extraordinary item                                   $       0.20     $       0.37     $       0.58     $       0.53
 Extraordinary item - loss on extinguishment of debt                        --              (0.10)            --              (0.29)
                                                                    ------------     ------------     ------------     ------------

 Net income                                                         $       0.20     $       0.27     $       0.58     $       0.24
                                                                    ============     ============     ============     ============

         Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications. Certain amounts included in the 1997 financial statements have been reclassified to conform with the 1998 presentation.

(3)      Investments in Real Estate

         During the nine months ended September 30, 1998, the Company made the following acquisitions:

                                                                                                           Lease         Net
                                                                                           Annualized    Expiration    Rentable
         Date of                                                              Capitalized   Base Rent       Date       Square
         Acquisition  Tenant                                Location          Cost ($000)    ($000)     (month/year)    Feet
         ------------ ----------------------------------    -------------     -----------  ----------   ------------  ---------
         March 27    Jones Apparel Group, Inc.              Bristol, PA        $  12,539    $   1,208      03-13        255,019
         March 27    Fidelity Corporate Real Estate, LLC    Hebron, KY             8,077          817      04-07         81,744
         March 27    Kelsey-Hayes Corp.                     Livonia, MI           16,437        1,637      04-07        180,230
         May 11      Eagle Hardware & Garden. Inc.          Federal Way, WA       13,751        1,233      08-17        133,861
         May 11      Eagle Hardware & Garden. Inc.          Anchorage, AK         17,689        1,587      10-17        157,525
         May 15      Stone Container Corporation            Columbia, SC           3,178          389      08-12        142,400
         May 18      Wackenhut Corporation*                 Palm Beach
                                                              Gardens, FL         19,815        2,219      02-11        126,355
         June 19     Michaels Stores, Inc.                  Lancaster, CA         15,096        1,430      06-13        431,250
         July 2      Fleet Mortgage Group                   Florence, SC          15,061        1,635      07-08        179,300
         July 24     GM Inland Seat                         Auburn Hills, MI      13,930        1,365      07-06        184,000
         August 27   Kmart Corporation**                    Warren, OH            63,877        8,900      09-07      1,700,000
                                                                               ---------    ---------                 ---------
                                                                  TOTALS       $ 199,450    $  22,420                 3,571,684
                                                                               =========    =========                 =========

         * The property has five additional tenants which represent 27% of net rentable square feet with lease expirations from 2001 through 2006.

         ** The Company's Co-Chief Executive Officers received approximately $6.0 million in operating partnership units relating to their interests in the Warren Ohio Property.

         On June 3, 1998, the Company completed the sale of its Newark, California property, realizing net proceeds of approximately $24.1 million and recognizing a loss of approximately $0.4 million.

         The following unaudited pro forma operating information for the nine months ended September 30, 1998 and 1997 has been prepared as if the 1998 and 1997 acquisitions and dispositions had been consummated as of January 1, 1997. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions or dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                                   ($000, except per share data)
                                                             Pro forma
                                                          Nine Months Ended
                                                             September 30,
                                                        1998             1997
                                                     ----------       ----------
Revenues                                             $   56,253       $   56,141
Income before extraordinary item                     $   13,275       $   10,089
Net income                                           $   13,275       $    7,133
Per common share:
    Income before extraordinary item - basic         $     0.68       $     0.66
    Income before extraordinary item - diluted       $     0.67       $     0.61
    Net income - basic                               $     0.68       $     0.38
    Net income - diluted                             $     0.67       $     0.36

 (4)     Mortgage Notes Payable

         As of September 30, 1998 the amount outstanding on the Company's three year $100 million unsecured credit facility, which expires July 2001, was approximately $53.2 million and bore interest at 7.1% per annum. The credit facility agreement contains various covenant provisions which could limit the amount available for future borrowings. As of September 30, 1998 the Company was in compliance with such covenants.

         During the nine months ended September 30, 1998, exclusive of borrowings under its credit facility, the Company increased its secured indebtedness by $97.2 million which has an average interest rate of 7.1% and an average maturity of 9 years.

(5)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of September 30, 1998, the total number of limited partnership units of LCIF and LCIF II outstanding was 6,033,982. These units, subject to certain adjustments through the date of redemption, have distributions per unit in varying amounts up to $1.20 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(6)      Subsequent Events

         On October 21, 1998, the Company declared a dividend of $.30 per share to its common shareholders of record on October 30, 1998 to be paid on November 16, 1998. The Company also declared a dividend of $.315 per share to its preferred shareholders of record on October 30, 1998 to be paid on November 16, 1998.

         On October 23, 1998, the Company obtained approximately $5.65 million in secured mortgage financing on its property in Hebron, Kentucky. The mortgage has a stated interest rate of 7.0%, matures in October 2008 and provides for annual principal and interest payments of $451,000.

         On October 26, 1998, the Company purchased a 65,000 square foot industrial facility in Baton Rouge, Louisiana for approximately $3.4 million. The property is net leased to Corporate Express Inc. through October 2013 and provides for an annual rent of $368,000.

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

As of September 30, 1998, the Company owned sixty-four real estate properties or interests therein (the "Properties).

Liquidity and Capital Resources

Real Estate Assets. As of September 30, 1998, the Company's real estate assets were located in twenty-eight states and contained an aggregate of approximately
10.7 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. Sixty-three of the sixty-four properties are currently leased.

During the nine months ended September 30, 1998, the Company made acquisitions totaling $199.0 million at an unleveraged average annual yield of 11.1%.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the quarter and nine months ended September 30, 1998, the leases on the Properties generated approximately $16.9 million and $44.3 million in revenue compared to $11.2 million and $31.4 million during the same periods in 1997.

Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; and $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998. The Company declared a dividend in respect of the third quarter of 1998, in the amount of $.30 per share to shareholders of record as of October 30, 1998 to be paid on November 16, 1998. The Company's annualized dividend rate is currently $1.20 per share.

On June 3, 1998, the Company completed the sale of the Newark, California property, realizing net proceeds of approximately $24.1 million and recognized a loss approximately $0.4 million.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of September 30, 1998.


                                                     Current                  Total
Redeemable                                         Annualized              Annualized
for Shares of                  Number               Per Unit              Distribution
Common Shares as of:          of Units            Distribution               ($000)
-------------------        ------------           ------------           --------------
At any time                    169,109               $1.20               $     203
At any time                  1,303,867                1.08                   1,408
January 1999                   147,246                1.12                     165
January 1999                 1,670,212                1.20                   2,004
March 1999                     125,416                1.20                     151
April 1999                     480,028                1.20                     576
May 1999                       279,191                1.20                     335
September 1999               1,450,036                1.20                   1,740
January 2003                     7,441                --                      --
March 2004                      52,335                0.27                      14
March 2004                      27,314                --                      --
November 2004                   35,400                --                      --
March 2005                      38,661                --                      --
January 2006                   207,728                --                      --
February 2006                   28,232                --                      --
May 2006                        11,766                0.29                       3
                             ---------               -----               ---------
       Total                 6,033,982               $1.09               $   6,599
                             =========               =====               =========

Financing

Revolving Credit Facility. As of September 30, 1998 the amount outstanding on the Company's credit facility was approximately $53.2 million and bore interest at 7.1% per annum.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 1998, a total of fifty-one properties were subject to outstanding mortgages which had an aggregate principal amount of $344.3 million. The weighted average interest rate on the Company's debt on such date was approximately 7.71%. Approximate balloon payment amounts for the next five calendar years, including the remainder of 1998, are due as follows: $0 in 1998; $5.6 million in 1999; $13.1 million in 2000; $1.0 million in 2001 and $9.6 million in 2002. There are no balloon payments due in 2003. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its credit facility or access to other capital sufficient to satisfy such balloon payments. The ability of the Company to accomplish such goals will be impacted by numerous economic factors, including the available mortgage rates at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions at the time.

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

Impact  of Year 2000

The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

The Company has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The Company has determined that it will not be necessary to modify, update or replace it's computer hardware and software applications.

The vendor that provides the Company's existing general ledger software has released a compliant version of its product which the Company is currently using. The cost of the general ledger system did not have a material effect on the Company's financial condition or results of operations.

The Company's properties, which have no scheduled lease expirations prior to August 17, 2000, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Company has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The costs associated with the effect to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the properties embedded systems will be Year 2000 compliant by December 31, 1999 and compliance costs, if any, incurred by the Company would not be significant.

The Company is communicating with significant third-party service providers and vendors with which it does business to determine the efforts being made on their part for compliance. The Company is attempting to receive compliance certificates from all third parties that have a material impact on the Company's operations, but no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

Management will closely monitor the Company's entire Year 2000 compliance function and will develop contingency plans if necessary.

Results of Operations ($000)

                                                                 Quarter ended                          Nine months ended
                                                                 September 30,                            September 30,
                                                                                  Increase                                 Increase
Selected Income Statement Data                          1998         1997        (Decrease)       1998         1997       (Decrease)
                                                        ----         ----        ----------       ----         ----       ----------
Total revenues                                        $17,155       $11,405       $ 5,750       $46,129       $31,867       $14,262
     Rental                                            16,869        11,242         5,627        44,324        31,420        12,904
     Interest and other                                   286           163           123         1,805           447         1,358

Total expenses                                        $12,018         8,210       $ 3,808       $31,346       $24,698       $ 6,648
     Interest                                           6,271         4,045         2,226        16,287        12,628         3,659
     Depreciation & amortization of real estate         4,057         2,844         1,213        10,739         7,920         2,819
     General & administrative                           1,245           874           371         3,153         2,718           435

     Net Income                                       $ 4,131       $ 3,825       $   306       $11,630       $ 5,639       $ 5,991

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The increase in interest income and other revenue was primarily due to income recorded on the Newark, California Property, which was sold, and interest income earned on the increased escrow deposits. The increase in interest expense due to the growth of the Company's portfolio was partially offset by a reduction in the weighted average interest rate from 8.06% as of September 30, 1997 to 7.71% as of September 30, 1998, due to debt refinancings and repayments. The Company's general and administrative expenses decreased as a percentage of revenue to 7.3% and 6.8% for the quarter and nine months ended September 30, 1998, respectively, from 7.7% and 8.5% for the quarter and nine months ended September 30, 1997 due to the growth of the Company's portfolio relative to these expenses.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters and nine months ended September 30, 1998 and 1997 ($000).

                                                              Quarter ended                  Nine months ended
                                                              September 30,                      September 30
                                                          1998             1997             1998             1997
                                                        ---------        ---------        ---------        ---------
Net income                                              $   4,131        $   3,825        $  11,630        $   5,639
Add back:
     Depreciation and amortization of real estate           4,057            2,844           10,739            7,920
     Minority interest's share of net income                1,006            1,220            2,765            1,858
     Loss (gain) on sale of real estate                      --             (3,517)             388           (3,517)
     Extraordinary item                                      --              1,667             --              3,189
     Property arbitration litigation expense                 --               --               --                167
                                                        ---------        ---------        ---------        ---------

       Funds From Operations                            $   9,194        $   6,039        $  25,522        $  15,256
                                                        =========        =========        =========        =========


Cash flows from operating activities                    $   7,820        $   6,692        $  22,105        $  16,196
Cash flows from investing activities                      (17,773)         (31,850)        (109,627)         (64,232)
Cash flows from financing activities                       11,417           16,559           88,992           48,836

The Company's dividends paid to shareholders and distributions paid to unitholders amounted to approximately 79.0% of the Company's Funds From Operations for the quarter ended September 30, 1998.

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

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits -

                           Exhibit No.               Exhibit

                           27.1 Financial Data Schedule as of and for the nine months ended September 30, 1998

                           27.2 Financial Data Schedule - restated earnings per share for the nine months ended September 30, 1997

                  (b) Reports on Form 8-K filed during the quarter ended September 30, 1998.

                           There were two Form 8-K's filed during the quarter ended September 30, 1998.

                           (i) Form 8-K dated March 27, 1998, filed July 1, 1998. Provided historical financial information for certain acquired properties and pro forma financial information for the Company.

                           (ii) Form 8-K dated August 27, 1998, filed September 11, 1998. Provided historical financial information for one property acquisition and pro forma financial information for the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Lexington Corporate Properties Trust




Date: November 12, 1998             By: /s/ E. Robert Roskind
                                       -----------------------------
                                        E. Robert Roskind
                                        Chairman and Co-Chief Executive Officer



Date: November 12, 1998             By: /s/ Patrick Carroll
                                       -----------------------------
                                        Patrick Carroll
                                        Chief Financial Officer