Form 10-K405
period 1998-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 1999-03-05
CIK 910108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      13-3717318
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

      355 LEXINGTON AVENUE NEW YORK, NY                            10017
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (212) 692-7260

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------------    ----------------------------------------------
       COMMON SHARES, PAR VALUE $.0001                    NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant as of February 26, 1999 was $196,297,862.

     Number of common shares outstanding as of February 26, 1999 was 17,279,537.

     Number of preferred shares outstanding as of February 26, 1999 was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for Registrant's 1999 Annual Meeting of Shareholders is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K Annual Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults or financial difficulties, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     Lexington Corporate Properties Trust (the "Company"), is a self-managed and self-administered real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties. The Company's predecessor was organized in October 1993 and merged into the Company on December 31, 1997.

     As of December 31, 1998, the Company's real property portfolio consisted of 66 properties (or interests therein) (the "Properties") located in twenty-nine states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 10.9 million net rentable square feet of space. The Company's Properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance.

     The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. As of December 31, 1998 the five largest tenants/guarantors, which occupy 9 Properties, represented 39.3% of annualized revenues:

                                                               % OF
                                                              RENTAL
                      TENANT/GUARANTOR                        REVENUE
                      ----------------                        -------
Kmart Corporation -- 1 property.............................   11.9%
Northwest Pipeline Corp. -- 1 property......................   11.4%
Exel Logistics, Inc. -- 4 properties........................    6.6%
Honeywell, Inc. -- 2 properties.............................    4.7%
FirstPlus Financial Group, Inc. -- 1 property...............    4.7%
                                                               ----
                                                               39.3%
                                                               ====

     As of December 31, 1997 and 1996 the five largest tenants/guarantors represented 48.1% and 45.7% of annualized revenues, respectively. Northwest Pipeline Corp. is the only current tenant that represented greater than 10% of annualized revenues in 1997 and 1996.

OBJECTIVES AND STRATEGY

     The Company's primary objectives are to increase Funds From Operations and cash available for distribution per share to its shareholders. In an effort to obtain these objectives management focuses on:

     - effectively managing assets through lease extensions, revenue enhancing property expansions, opportunistic property sales and redeployment of assets, when advisable;

     - acquiring portfolios and individual net lease properties from third parties, completing sale/lease-back transactions, acquiring build-to-suit properties, acquiring properties from affiliated net lease partnerships and opportunistic use of our operating partnership units;

     - refinancing existing indebtedness at lower average interest rates and increasing the Company's access to capital to finance property acquisitions and expansions;

     - entering into strategic co-investment programs which generate higher equity returns than direct investments due to acquisition and asset management fees and in some cases increased leverage levels; and

     - strategic repurchase of common shares.

  Internal Growth; Effectively Managing Assets

     Tenant Relations and Lease Compliance. The Company maintains close contact with its tenants in order to understand their future real estate needs. The Company monitors the financial, property maintenance and other lease obligations of its tenants through a variety of means, including periodic reviews of financial statements and physical inspections of the Properties. The Company performs annual inspections of those Properties where it has an ongoing obligation with respect to the maintenance of the Property and for all Properties during each of the last three years immediately prior to a scheduled lease expiration. Biannual physical inspections are undertaken for all other Properties.

     Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule. Since February 1994, the Company has entered into lease extensions of three years or more on 12 of its Properties.

     As of December 31, 1998, the scheduled lease maturities for each of the next five years are as follows:

                                         NUMBER                      CURRENT          % OF
                                           OF         SQUARE         ANNUAL        ANNUALIZED
                                         LEASES       FOOTAGE     RENT ($000'S)      RENTS
                                        ---------    ---------    -------------    ----------
1999..................................      0                0       $    0              0
2000..................................      2          249,240          654           0.87%
2001..................................      4          818,944        3,255           4.33%
2002..................................      4          653,386        2,833           3.77%
2003..................................      1          179,280        1,900           2.53%
                                           --        ---------       ------          -----
                                           11        1,900,850       $8,642          11.50%
                                           ==        =========       ======          =====

     Revenue Enhancing Property Expansions. The Company undertakes expansions of its Properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities.

     Property Sales and Redeployment of Assets. The Company may determine to sell a Property, either to the Property's existing tenant or to a third party, if it deems such disposition to be in the Company's best interest. Since 1993, the Company has sold three Properties, generating an aggregate net gain of $4.6 million.

  Acquisition Strategies

     The Company seeks to enhance its net lease property portfolio through acquisitions of general purpose, efficient, well-located properties in growing markets. Management has diversified the Company's portfolio by geographical location, tenant industry segment, lease term expiration and property type with the intention of providing steady internal growth with low volatility. Management believes that such diversification should help insulate the Company from regional recession, industry specific downturns and price fluctuations by property type. Prior to effecting any acquisitions, management analyzes the (i) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (ii) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions;

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

     Operating Partnership Structure. The operating partnership structure enables the Company to acquire properties by issuing to a seller, as a form of consideration, interests in the Company's operating partnerships ("OP Units"). Management believes that this structure facilitates the Company's ability to raise capital and to acquire portfolio and individual properties by enabling the Company to structure transactions which may defer tax gains for a contributor of property while preserving the Company's available cash for other purposes, including the payment of dividends and distributions. The Company has used OP Units as a form of consideration in connection with the acquisition of 22 Properties.

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

     Sale/Leaseback Transactions. The Company seeks to acquire portfolio and individual net lease properties in sale/leaseback transactions. The Company selectively pursues sale/leaseback transactions with creditworthy sellers/tenants with respect to properties that are integral to the sellers/tenants ongoing operations.

     Build-to-suit Properties. The Company may also acquire, after construction has been completed, "build-to-suit" properties that are entirely pre-leased to their intended corporate users before construction. As a result, the Company does not assume the risk associated with the construction phase of a project. During 1998, the Company acquired two "build-to-suit" properties net leased to Fleet Mortgage Group, Inc. and Lear Technologies LLC (General Motors guarantor) for an aggregate cost of $29.0 million and an average unleveraged yield of 10.35%. The Company is also obligated to purchase a third "build-to-suit" property, which will be net leased to Blue Cross/Blue Shield of South Carolina, for $38.7 million with a scheduled delivery date no later than January 2000.

     Acquisitions from Affiliated Net Lease Partnerships. Management believes that net lease partnerships affiliated with the Company provide it with an opportunity to acquire properties with which management is already familiar. As of December 31, 1998, the Company had acquired 14 Properties from affiliated limited partnerships. In addition, on January 29, 1998, the Company completed the acquisition of partnership interests in two limited partnerships, one of which was an affiliate of an officer of the Company, in exchange for the Company's OP Units. The sole assets of the partnerships acquired was approximately $23.5 million in cash.

     The LCP Group, L.P. ("LCP"), an affiliate of E. Robert Roskind, Chairman of the Board of Trustees and Co-Chief Executive Officer of the Company, has granted the Company an option exercisable at any time, to acquire general partnership interests currently owned by LCP in two limited partnerships, Net 1, L.P. and Net 2, L.P. (together, the "Net Partnerships"), which own net leased office, industrial and retail properties. The Net Partnerships own a total of 62 single-tenant properties located in 16 states which contain approximately 1.6 million net rentable square feet. The tenants of such properties include Alco Standard Corporation, Ameritech Services, Honeywell, Inc. and Wal-Mart Stores, Inc. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interests at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, OP Units, cash or a combination thereof.

 Refinancing Existing Indebtedness and Increasing Access to Capital

     As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 10.00% as of December 31, 1994 to approximately 7.65% as of December 31, 1998. In addition, management is constantly pursuing opportunities to increase the Company's access to public and private capital in order to achieve maximum operating flexibility. Scheduled balloon payments, excluding the $52.6 million outstanding on the variable rate unsecured credit facility, over the next five years are as follows:

                                                                               WEIGHTED
                                                                                AVERAGE
                                                           BALLOON AMOUNT    INTEREST RATE
                                                           --------------    -------------
1999.....................................................   $ 5,563,000         10.750%
2000.....................................................    13,093,000          8.875%
2001.....................................................     1,000,000          9.500%
2002.....................................................     9,559,000          7.250%
2003.....................................................            --         --
                                                            -----------         ------
                                                            $29,215,000          8.72 %
                                                            ===========         ======

     The Company's variable rate unsecured credit facility bears interest at
137.5 basis points over the Company's option of 1, 3 or 6 month LIBOR and is scheduled to mature in July 2001. As of December 31, 1998, $51.2 million of the outstanding borrowing under this facility bears interest at 6.6875% fixed through June 1, 1999 with the remaining $1.4 million bearing interest at 6.4375% through March 1, 1999. On March 1, 1999 the $1.4 million borrowing was extended through April 1, 1999 at an interest rate of 6.375%.

     Common Share Repurchase. On September 15, 1998, the Company's Board of Trustees authorized the repurchase of up to 1 million common shares. As of December 31, 1998 the Company has repurchased 129,875 common shares at an average price of $11.92, all of which have been retired.

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

     From time to time, in connection with the conduct of the Company's business, and prior to the acquisition of any property from a third party or as required by the Company's financing sources, the Company authorizes the preparation of Phase I environmental reports with respect to its Properties. Based upon such environmental reports and management's ongoing review of its Properties, as of the date of this Annual Report, management was not aware of any environmental condition with respect to any of the Company's Properties which management believed would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company's Properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations, including funds from operations.

     Employees.  As of December 31, 1998, the Company had twenty-five employees.

     Industry Segments. The Company operates in one industry segment, investment in net leased real property.

ITEM 2.  PROPERTIES

  Real Estate Portfolio

     As of December 31, 1998, the Company's real estate portfolio was comprised of approximately 10.9 million square feet of rentable space in 66 office, industrial and retail properties. The Company's Properties are currently 98.5% leased. The number, and percentage of annualized revenues and square footage mix of the Company's portfolio is as follows:

                                                                                SQUARE
                                                           NUMBER    REVENUE    FOOTAGE
                                                           ------    -------    -------
Office...................................................    17         48%        27%
Industrial...............................................    25         34%        56%
Retail...................................................    24         18%        17%
                                                             --        ---        ---
                                                             66        100%       100%
                                                             ==        ===        ===

     The Company's Properties are subject to triple net leases, however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the Properties. During each of the years in three year period ended December 31, 1998, the Company expended less than $250,000 relating to such leases. The Company's Property in Palm Beach Gardens, Florida is subject to a lease in which the Company is responsible for a portion of the real estate taxes and utilities.

     The Company's tenants represent a variety of industries including banking, computer and software services, health and fitness, general purpose retailing, manufacturing, insurance and warehousing, and have a weighted average credit strength of investment grade quality.

     A substantial portion of the Company's income consists of base rent under long-term leases. As of December 31, 1998, the average remaining term under the Company's leases is approximately 9.5 years. Of the 65 current leases as of December 31, 1998, 35 contain scheduled rent increases and 8 contain increases based upon the Consumer Price Index. In addition four leases contain percentage rent clauses.

     The Company has 12 Properties accounting for $16.1 million of annualized rental revenue that are subject to long term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the land owner are passed on to the Company's tenant. At the end of these long-term ground leases, unless extended, the land together with all improvements thereon revert to the land owner. These ground leases, including renewal options, expire at various dates through 2074.

     The Company has 17 Properties that are subject to lessee purchase options. As of December 31, 1998, only one purchase option can be exercised. In each case the Property can be purchased for no less than its current fair market value.

TABLE REGARDING REAL ESTATE HOLDINGS

     The table on the following pages sets forth certain information relating to the Company's real property portfolio as of December 31, 1998.


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
904 Industrial Road           Walker Manufacturing Company        Industrial          20.00        195,640
Marshall, MI                   (Tenneco Automotive, Inc.)         1968 & 1972

1601 Pratt Avenue             Walker Manufacturing Company        Industrial           8.26         53,600
Marshall, MI                   (Tenneco Automotive, Inc.)            1979

19019 No. 59th Avenue                Honeywell, Inc.               Research/          51.79        252,300
Glendale, AZ                                                      Development
                                                                     1985

6950 Greenwood Parkway            Allegiance Healthcare           Industrial          10.15        123,924
Bessemer, AL                            Corp.(1)                     1990
                              (Baxter International, Inc.)

567 South Riverside Drive      Crown Cork & Seal Co., Inc.        Warehouse/           5.80        146,000
Modesto, CA                                                      Manufacturing
                                                                  1970 & 1976

Tappan Park                        White Consolidated             Warehouse/          26.57        296,720
22 Chambers Road                       Industries,               Distribution
Mansfield, OH                            Inc.(3)                     1970

10419 North 30th Street        Time Customer Service, Inc.          Office            14.38        132,981
Tampa, FL                             (Time, Inc.)                   1986

3102 Queen Palm Drive          Time Customer Service, Inc.     Office/Warehouse       15.02        229,605
Tampa, FL                             (Time, Inc.)                   1986

109 Stevens Street              Unisource Worldwide, Inc.         Warehouse/           6.97        168,800
Jacksonville, FL                                                  Industrial
                                                                  1958 & 1969

4450 California Street                  Mervyn's                    Retail            11.00        122,000
Bakersfield, CA                   (Dayton Hudson Corp.)              1976

3615 North 27th Avenue         Bank One, Arizona, N.A.(2)           Office            10.26        179,280
Phoenix, AZ                                                       1960 & 1979

Amigoland Shopping             Montgomery Ward & Co., Inc.          Retail             7.61        115,000
Center                                     (1)                       1973
Mexico St. & Palm Blvd.
Brownsville, TX

13430 N. Black Canyon         Bull HN Information Systems,          Office            13.37        137,058
Fwy.                                      Inc.                    1985 & 1994
Phoenix, AZ

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
904 Industrial Road                  08/18/87 - 08/17/00               None          $   487        $   487
Marshall, MI                     08/18/97 - 08/17/00: $2.49
1601 Pratt Avenue                    08/18/87 - 08/17/00               None          $   167        $   167
Marshall, MI                     08/18/97 - 08/17/00: $3.11
19019 No. 59th Avenue                07/16/86 - 07/15/01              (3) 5 year     $ 1,892        $ 1,892
Glendale, AZ                     07/16/96 - 07/15/01: $7.50

6950 Greenwood Parkway               09/01/91 - 09/01/01              (2) 5 year     $   472        $   472
Bessemer, AL                     09/01/91 - 09/01/01: $3.81

567 South Riverside Drive            09/26/86 - 09/25/01              (1) 5 year     $   298        $   298
Modesto, CA                      09/26/96 - 09/25/01: $2.04

Tappan Park                          12/31/86 - 12/31/01              (2) 5 year     $   593        $   593
22 Chambers Road                 01/01/97 - 12/31/01: $2.00
Mansfield, OH
10419 North 30th Street              04/01/87 - 03/31/02              (4) 5 Year     $ 1,238        $ 1,099
Tampa, FL                        01/01/99 - 12/31/99: $9.31
                                 01/01/00 - 12/31/00: $9.87
                                 01/01/01 - 12/31/01: 10.46
                                 01/01/02 - 03/31/02: 11.09
3102 Queen Palm Drive                08/01/87 - 07/31/02              (1) 5 year     $   955        $   957
Tampa, FL                        08/01/98 - 07/31/01: $4.16
                                 08/01/01 - 07/31/02: $4.39
109 Stevens Street                   10/01/87 - 09/30/02               None          $   380        $   380
Jacksonville, FL                 10/01/97 - 09/30/02: $2.25

4450 California Street               02/23/77 - 12/31/02              (5) 5 year     $   407        $   397
Bakersfield, CA                  01/01/78 - 12/31/02: $3.34
3615 North 27th Avenue               11/30/88 - 11/30/03              (1) 5 year     $ 1,900        $ 1,900
Phoenix, AZ                      12/01/98 - 11/30/03: 10.60
Amigoland Shopping                   11/01/74 - 10/31/04              (3) 5 year     $   153        $   153
Center                           11/01/74 - 10/31/04: $1.33
Mexico St. & Palm Blvd.
Brownsville, TX
13430 N. Black Canyon                10/11/94 - 10/10/05                    None     $   972        $ 1,032
Fwy.                             10/11/94 - 10/10/00: $7.35
Phoenix, AZ                      10/11/00 - 10/10/01: $7.70
                                 10/11/01 - 10/10/02: $7.90
                                 10/11/02 - 10/10/03: $8.10
                                 10/11/03 - 10/10/04: $8.30
                                 10/11/04 - 10/10/05: $8.50


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
1301 California Circle            Stevens-Arnold, Inc.          Office/Research        6.34        100,026
  Milpitas, CA                   (BICC Public Ltd. Co.)          & Development
                                                                     1985

200 Southington                Hartford Fire Insurance Co.          Office            12.40        153,364
Executive Park                                                       1983
Southington, CT

24100 Laguna Hills Mall       Federated Department Stores,          Retail            11.00        160,000
Laguna Hills, CA                         Inc.(1)                     1974

7111 Westlake Terrace            Hechinger & Company(1)             Retail             7.61         95,000
Bethesda, MD                                                         1980

6910 S. Memorial Highway          Toys "R" Us, Inc.(1)              Retail             4.44         43,123
Tulsa, OK                                                            1981

12535 SE 82nd Avenue              Toys "R" Us, Inc.(1)              Retail             5.85         42,842
Clackamas, OR                                                        1981

18601 Alderwood Mall Blvd.        Toys "R" Us, Inc.(1)              Retail             3.64         43,105
Lynnwood, WA                                                         1981

4425 Purks Road                  Lear Technologies, LLC           Industrial          12.00        183,717
Auburn Hills, MI                   (Lear Corporation)             1989 & 1998
                                 (General Motors Corp.)

West Wingfoot Road                Toys "R" Us, Inc.(1)            Industrial           7.56        123,293
Houston, TX                                                          1981

245 Salem Church Road              Exel Logistics Inc.             Warehouse          12.52        252,000
Mechanicsburg, PA                       (NFC plc)                    1985

6 Doughton Road                    Exel Logistics Inc.             Warehouse          24.38        330,000
New Kingston, PA                        (NFC plc)                    1998

34 East Main Street                Exel Logistics Inc.             Warehouse           9.66        179,200
New Kingston, PA                        (NFC plc)                    1981

401 Elm Street                    Lockheed Martin Corp          Office/Research       36.94        126,000
Marlborough, MA                     (Honeywell, Inc.)            & Development
                                                                  1960 & 1988

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
1301 California Circle               12/10/85 - 12/10/05              (9) 5 year     $ 2,377        $ 2,667
  Milpitas, CA                   06/01/98 - 11/30/00: $23.76
                                 12/01/00 - 05/31/03: $26.88
                                 06/01/03 - 12/10/05: $30.36
200 Southington                      09/01/91 - 12/31/05              (1) 5 year     $ 2,166        $ 2,009
Executive Park                   01/01/95 - 12/31/05: $14.12
Southington, CT
24100 Laguna Hills Mall              02/01/76 - 01/31/06              (1) 8 year     $   677        $   673
Laguna Hills, CA                 02/01/80 - 01/31/06: $4.23          (2) 15 year
                                                                      (1) 6 year
7111 Westlake Terrace                05/01/81 - 04/30/06             (1) 10 year     $   772        $   648
Bethesda, MD                     05/01/96 - 04/30/06: $8.13           (3) 5 year
6910 S. Memorial Highway             06/01/81 - 05/31/06              (5) 5 year     $   356        $   356
Tulsa, OK                        02/01/98 - 05/31/01: $8.26
                                 06/01/01 - 05/31/06: $8.40
12535 SE 82nd Avenue                 06/01/81 - 05/31/06              (5) 5 year     $   417        $   417
Clackamas, OR                    02/01/98 - 05/31/01: $9.74
                                 06/01/01 - 05/31/06: $9.91
18601 Alderwood Mall Blvd.           06/01/81 - 05/31/06              (5) 5 year     $   389        $   389
Lynnwood, WA                     02/01/98 - 05/31/01: $9.03
                                 06/01/01 - 05/31/06: $9.18
4425 Purks Road                      07/23/98 - 07/22/06                    none     $ 1,325        $ 1,365
Auburn Hills, MI                 07/23/98 - 07/22/02: $7.21
                                 07/23/02 - 07/22/06: $7.63
West Wingfoot Road                   09/01/81 - 08/31/06              (5) 5 year     $   491        $   478
Houston, TX                      05/01/98 - 08/31/06: $3.98
245 Salem Church Road                11/15/91 - 11/30/06              (2) 5 year     $   924        $ 1,000
Mechanicsburg, PA                12/01/97 - 11/30/00: $3.67
                                 12/01/00 - 11/30/03: $4.01
                                 12/01/03 - 11/30/06: $4.38
6 Doughton Road                      11/15/91 - 11/30/06              (2) 5 year     $ 1,245        $ 1,349
New Kingston, PA                 12/01/97 - 11/30/00: $3.77
                                 12/01/00 - 11/30/03: $4.12
                                 12/01/03 - 11/30/06: $4.51
34 East Main Street                  11/15/91 - 11/30/06              (2) 5 year     $   603        $   654
New Kingston, PA                 12/01/97 - 11/30/00: $3.37
                                 12/01/00 - 11/30/03: $3.68
                                 12/01/03 - 11/30/06: $4.02
401 Elm Street                       07/22/97 - 12/17/06              (6) 5 year     $ 1,671        $ 1,671
Marlborough, MA                  07/22/97 - 12/17/01: $13.26
                                 12/18/01 - 12/17/06:
                                      75% of cumulative
                                       increase in CPI


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
46600 Port Street                Johnson Controls, Inc.           Industrial          24.00        134,160
Plymouth, MI                                                         1996

450 Stern Street                 Johnson Controls, Inc.           Industrial          20.10        111,160
Oberlin, OH                                                          1996

15911 Progress Drive             Johnson Controls, Inc.           Industrial          22.20         58,800
Cottondale, AL                                                       1996

12000 Tech Center Drive           Kelsey-Hayes (Tech I)             Office             5.72         80,230
Livonia, MI                                                       1987 & 1988

12025 Tech Center Drive          Kelsey-Hayes (Tech II)            Research/           9.18        100,000
Livonia, MI                                                       Development
                                                                  1987 & 1988

2300 Litton Lane                   Fidelity Corporate               Office            24.00         81,744
Hebron, KY                        Real Estate, LLC (4)               1987

5917 S. La Grange Road          Bally Total Fitness Corp.     Retail/Health Club       2.73         25,250
Countryside, IL                                                      1987

1160 White Horse Road          Physical Fitness Centers of    Retail/Health Club       2.87         31,750
Voorhees, NJ                       Philadelphia, Inc.                1987
                               (Bally Total Fitness Corp.)

5801 Bridge Street              Champion Fitness IV, Inc.     Retail/Health Club       3.66         24,990
DeWitt, NY                     (Bally Total Fitness Corp.)        1977 & 1987

One Spricer Drive                      Dana Corp.                 Industrial          20.95        148,000
Gordonsville, TN                                                  1983 & 1985

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
46600 Port Street                12/23/96 - 12/22/06                  (2) 5 year     $   709        $   709
Plymouth, MI                     12/23/98 - 12/22/99: $5.28
                                 12/23/99 - 12/22/06:
                                 Annual increase of 3x CPI,
                                   but not more than 4.5%
450 Stern Street                     12/23/96 - 12/22/06              (2) 5 year     $   536        $   536
Oberlin, OH                      12/23/98 - 12/22/99: $4.82
                                 12/23/99 - 12/22/06:
                                 Annual increase of 3x CPI,
                                   but not more than 4.5%
15911 Progress Drive                 02/19/97 - 02/18/07              (2) 5 year     $   313        $   313
Cottondale, AL                   02/19/98 - 02/18/99: $5.13
                                 02/19/99 - 02/18/00: $5.32
                                 02/19/00 - 02/18/07:
                                 Annual increase of 3x CPI,
                                   but not more than 4.5%
12000 Tech Center Drive              05/01/97 - 04/30/07              (2) 5 year     $   629        $   679
Livonia, MI                      05/01/97 - 04/30/99: $7.70
                                 05/01/99 - 04/30/02: $7.91
                                 05/01/02 - 04/30/05: $8.75
                                 05/01/05 - 04/30/07: $9.25
12025 Tech Center Drive              05/01/97 - 04/30/07              (2) 5 year     $   912        $   958
Livonia, MI                      05/01/97 - 04/30/99: $9.05
                                 05/01/99 - 04/30/02: $9.16
                                 05/01/02 - 04/30/05: $9.75
                                 05/01/05 - 04/30/07: $10.25
2300 Litton Lane                     05/01/97 - 04/30/07              (2) 5 year     $   777        $   817
Hebron, KY                       05/01/97 - 04/30/02:
                                 $9.50 05/01/02-04/30/07: $11.00
5917 S. La Grange Road               07/13/87 - 07/12/07              (2) 5 year     $   574        $   542
Countryside, IL                  07/13/97 - 07/12/02: $22.73
                                 07/13/02 - 07/12/07: $26.14
1160 White Horse Road                07/14/87 - 07/13/07              (2) 5 year     $   713        $   673
Voorhees, NJ                     07/14/97 - 07/13/02: $22.45
                                 07/14/02 - 07/13/07: $25.82
5801 Bridge Street                   08/19/87 - 08/18/07              (2) 5 year     $   444        $   419
DeWitt, NY                       08/19/97 - 08/18/02: $17.78
                                 08/19/02 - 08/18/07: $20.45
One Spricer Drive                    01/01/84 - 08/31/07              (2) 5 year     $   329        $   341
Gordonsville, TN                 08/01/96 - 07/31/99: $2.20          (1) 4 year,
                                 08/01/99 - 07/31/02: $2.26            11 months
                                 08/01/02 - 07/31/05: $2.33
                                 08/01/05 - 08/31/07: $2.40


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
541 Perkins Jones Road                 Kmart Corp.                Warehouse/         103.00      1,700,000
Warren, OH                                                       Distribution
                                                                     1982

160 Clairemont Avenue             Allied Holdings, Inc.             Office             2.98        112,248
Decatur, GA                                                          1983

2655 Shasta Way                     Fred Meyer, Inc.                Retail            13.90        178,204
Klamath Falls, OR                                                    1986

2210 Enterprise Drive          Fleet Mortgage Group, Inc.           Office            16.53        177,747
Florence, SC                                                         1998

7272 55th Street                Circuit City Stores, Inc.           Retail             3.93         45,308
Sacramento, CA                                                       1988

6405 South Virginia St.              Comp USA, Inc.                 Retail             2.72         31,400
Reno, NV                                                             1988

5055 West Sahara Avenue         Circuit City Stores, Inc.           Retail             2.57         36,053
Las Vegas, NV                                                        1988

4733 Hills & Dales Road       Scandinavian Health Spa, Inc.   Retail/Health Club       3.32         37,214
Canton, OH                        (Bally Total Fitness               1987
                                     Holding Corp.)

Highway 21 South                  Wal-Mart Real Estate              Retail             5.21         56,132
Jacksonville, AL                     Business Trust                  1982
                                 (Wal-Mart Stores, Inc.)

6475 Dobbin Road                      Upton's, Inc.                 Retail             2.50         60,000
Columbia, MD                                                         1983

295 Chipeta Way                Northwest Pipeline Corp.(1)          Office            19.79        295,000
Salt Lake City, UT                                                   1982

Fort Street Mall                 Liberty House, Inc.(1)             Retail             1.22         85,610
King St.                                                             1980
Honolulu, HI

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
541 Perkins Jones Road               10/01/82 - 09/30/07             (10) 5 year     $ 8,409        $ 8,932
Warren, OH                       10/01/98 - 09/30/02: $4.95
                                 10/01/02 - 09/30/07: $5.51
160 Clairemont Avenue            01/01/98 - 12/31/07                 (2) 5 year     $ 1,388        $ 1,530
Decatur, GA                      01/01/98 - 12/31/99: $12.36
                                    01/01/00 - 12/31/07:
                                       Rent increases
                                       2.75% annually
2655 Shasta Way                      03/10/88 - 03/31/08             (3) 10 year     $ 1,009        $ 1,009
Klamath Falls, OR                03/10/88 - 03/31/08: $5.66
2210 Enterprise Drive                06/10/98 - 06/30/08              (2) 5 year     $ 1,520        $ 1,635
Florence, SC                     06/10/98 - 06/30/03: $8.55
                                 07/01/03 - 06/30/08: $9.84
7272 55th Street                     10/28/88 - 10/27/08             (3) 10 year     $   387        $   376
Sacramento, CA                   10/28/98 - 10/27/03: $8.54
                                 10/28/03 - 10/27/08: $9.30
6405 South Virginia St.              12/16/88 - 12/15/08             (3) 10 year     $   335        $   325
Reno, NV                         12/16/98 - 12/15/03: $10.65
                                 12/16/03 - 12/15/08: $11.60
5055 West Sahara Avenue              12/16/88 - 12/15/08             (3) 10 year     $   286        $   278
Las Vegas, NV                    12/16/98 - 12/15/03: $7.93
                                 12/16/03 - 12/15/08: $8.64
4733 Hills & Dales Road              01/01/89 - 12/31/08              (2) 5 year     $   640        $   685
Canton, OH                       01/01/99 - 12/31/99: $17.20
                                 01/01/00 - 12/31/08:
                                Rent increases 2.2% annually
Highway 21 South                     08/31/83 - 01/31/09              (5) 5 year     $   146        $   146
Jacksonville, AL                 09/01/87 - 01/31/09: $2.60
                                   plus 1% of gross sales
                                  in excess of $10 million
                                      ($46,000 in 1998)
6475 Dobbin Road                     08/01/83 - 07/30/09              (4) 5 year     $   570        $   549
Columbia, MD                     08/01/98 - 07/30/04: $9.50
                                 08/01/04 - 07/30/09: $8.75
295 Chipeta Way                      10/01/82 - 09/30/09              (1) 9 year     $ 8,571        $ 8,571
Salt Lake City, UT               10/01/97 - 09/30/09: $29.06         (1) 10 year
                              subject to a CPI adjustment on a
                                    portion of the rent.
Fort Street Mall                     10/01/80 - 09/30/09             (1) 9 year,     $   963        $   971
King St.                         10/01/95 - 09/30/05: $11.25            7 months
Honolulu, HI                     10/01/05 - 09/30/09: $11.56          (1) 2 year
                                                                      (3) 5 year


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
16275 Technology Drive                 Cymer, Inc.              Office/Research        2.73         65,755
San Diego, CA                                                 & Development 1989

9950 Mayland Drive            Circuit City Stores, Inc.(1)    Office Headquarters     19.71        288,562
Richmond, VA                                                         1990

7055 Highway 85 South             Wal-Mart Stores, Inc.             Retail             8.61         81,911
Riverdale, GA                                                        1985

4200 RCA Boulevard                 The Wackenhut Corp.              Office             7.70        127,855
Palm Beach Gardens, FL                                               1996

Highway 101                         Fred Meyer, Inc.                Retail             8.81        118,179
Newport, OR                                                          1986

6345 Brackbill Boulevard          Exel Logistics, Inc.            Warehouse/          29.01        507,000
Mechanicsburg, PA                       (NFC plc)                Distribution
                                                                  1985 & 1991

2280 Northeast Drive           Ryder Integrated Logistics,         Warehouse          25.70        276,480
Waterloo, IA                              Inc.                    1996 & 1997
                                  (Ryder Systems, Inc.)

128 Crews Drive                   Stone Container Corp.           Industrial/         10.76        185,960
Columbia, SC                                                       Warehouse
                                                                  1968 & 1998

1600 Viceroy Drive             FirstPlus Financial Group,           Office             8.17        247,968
Dallas, TX                                Inc.                       1986

250 Rittenhouse Circle        Jones Apparel Group, Inc.(5)          Office/           15.63        255,019
Bristol, PA                                                        Warehouse
                                                                     1982

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
16275 Technology Drive               06/01/96 - 12/31/09                    None     $   762        $   860
San Diego, CA                    06/01/97 - 05/31/99: $11.26
                                 06/01/99 - 05/31/01: $11.82
                                 06/01/01 - 05/31/03: $12.42
                                 06/01/03 - 05/31/05: $13.04
                                 06/01/05 - 05/31/07: $13.69
                                 06/01/07 - 12/31/09: $14.26
9950 Mayland Drive                   02/28/90 - 02/28/10             (4) 10 year     $ 2,478        $ 2,791
Richmond, VA                     01/01/98 - 02/29/00: $8.59           (1) 5 year
                                 03/01/00 - 02/28/10: $9.91
7055 Highway 85 South                12/04/85 - 01/31/11              (5) 5 year     $   270        $   270
Riverdale, GA                    12/04/85 - 01/31/11: $3.29
4200 RCA Boulevard                   02/15/96 - 02/28/11              (3) 5 year     $ 2,241        $ 2,241
Palm Beach Gardens, FL           12/01/97 - 02/28/11: $17.53
Highway 101                          06/01/86 - 05/31/11              (3) 5 year     $   826        $   826
Newport, OR                      06/01/86 - 05/31/11: $6.99
                                   plus .5% of gross sales
                                      over $20 million
                                      ($66,000 in 1998)
6345 Brackbill Boulevard             10/29/90 - 03/19/12             (2) 10 year     $ 1,771        $ 1,933
Mechanicsburg, PA                 3/20/97 - 03/19/02: $3.49
                                  3/20/02 - 03/19/07: $4.02
                                     3/20/07 - 03/19/12:
                                  greater of $4.62 or fair
                                  market rent as specified
                                          in lease
2280 Northeast Drive                 08/01/97 - 07/31/12              (3) 5 year     $   891        $ 1,004
Waterloo, IA                     08/01/97 - 07/31/02: $3.22
                                 08/01/02 - 07/31/07: $3.61
                                 08/01/07 - 07/31/12: $4.04
128 Crews Drive                      12/16/82 - 08/31/12                    None     $   465        $   549
Columbia, SC                     09/01/98 - 08/31/00: $2.50
                                 09/01/00 - 08/31/03: $2.71
                                 09/01/03 - 08/31/06: $2.91
                                 09/01/06 - 08/31/08: $3.12
                                 09/01/08 - 08/31/12: $3.32
1600 Viceroy Drive                   09/04/97 - 08/31/12              (4) 5 year     $ 3,224        $ 3,557
Dallas, TX                       09/04/97 - 08/31/02: $13.00
                                 09/01/02 - 08/31/07: $14.30
                                 09/01/07 - 08/31/12: $15.73
250 Rittenhouse Circle               03/26/98 - 03/25/13              (2) 5 year     $ 1,150        $ 1,224
Bristol, PA                      03/26/98 - 03/26/03: $4.51
                                 03/27/03 - 03/26/08: $4.96
                                 03/27/08 - 03/25/13: $5.46


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
3501 West Avenue H                Michaels Stores, Inc.           Warehouse/          37.18        431,250
Lancaster, CA                                                    Distribution
                                                                     1998

7150 Exchequer Drive            Corporate Express Office          Warehouse/           5.23         65,043
Baton Rouge, LA                      Products, Inc.              Distribution
                                  (CEX Holdings, Inc.)               1998

9580 Livingston Road                GFS Realty, Inc.                Retail            10.60        107,337
Oxon Hill, MD                      (Giant Food, Inc.)                1976

324 Industrial Park Road              SKF USA, Inc.              Manufacturing        21.13         72,868
Franklin, NC                                                         1996

Rockshire Village Center           GFS Realty, Inc.(1)              Retail             7.32         51,682
West Ritchie Parkway               (Giant Food, Inc.)                1977
Rockville, MD

35205 16th Avenue South       Eagle Hardware & Garden Inc.          Retail             8.19        133,861
Federal Way, WA                                                      1992

333 East Tudor Road           Eagle Hardware & Garden Inc.          Retail            11.00        157,525
Anchorage, AK                                                        1992

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
3501 West Avenue H                   06/19/98 - 06/18/13              (3) 5 year     $ 1,398        $ 1,430
Lancaster, CA                    06/19/98 - 06/18/03: $3.24
                                 06/19/03 - 06/18/08: $3.31
                                 06/19/08 - 06/18/13: $3.39
7150 Exchequer Drive                 11/01/98 - 10/31/13              (3) 5 year     $   327        $   368
Baton Rouge, LA                  11/01/98 - 10/31/01: $5.02
                                 11/01/01 - 10/31/04: $5.32
                                 11/01/04 - 10/31/07: $5.64
                                 11/01/07 - 10/31/10: $5.98
                                 11/01/10 - 10/31/13: $6.34
9580 Livingston Road                 01/03/77 - 02/28/14              (4) 5 year     $   408        $   274
Oxon Hill, MD                    03/01/77 - 02/29/04: $3.80
                                 03/01/04 - 02/28/14: $1.91
324 Industrial Park Road             12/23/96 - 12/31/14             (3) 10 year     $   322        $   322
Franklin, NC                     12/23/96 - 12/31/99: $4.42
                                 01/01/00 - 12/31/14: CPI
                                        every 3 years
Rockshire Village Center             01/01/78 - 04/30/17             (2) 10 year     $   224        $   152
West Ritchie Parkway             01/01/78 - 02/28/05: $4.33
Rockville, MD                    03/01/05 - 04/30/17: $2.23
35205 16th Avenue South              09/01/92 -08/31/17                     None     $ 1,233        $ 1,233
Federal Way, WA                  09/01/97 - 08/31/02: $9.21
                                 09/01/02 - 08/31/17:
                                 CPI adjusted every 5 years
                                   not to exceed 15%; plus
                                    2% of annual sales in
                                   excess of $38.5 million
                                        ($0 in 1998)
333 East Tudor Road                  11/01/92 - 10/31/17                    None     $ 1,588        $ 1,588
Anchorage, AK                    11/01/97 - 10/31/02: $10.08
                                 11/01/02 - 10/31/17:
                                 CPI adjusted every 5 years
                                   not to exceed 15%; plus
                                    2% of annual sales in
                                    excess of $50 million
                                      ($53,000 in 1998)


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
3350 Miac Cove Road                      Vacant                Office/Industrial      10.92        141,359
Memphis, TN                                                          1987
                                                                                     ------     ----------
                                                                                     917.00     10,911,192
                                                                                     ======     ==========

                                                                                      1999          1999(E)
                                     BASE LEASE TERM AND                             MINIMUM     STRAIGHT-LINE
                                    ANNUAL RENTS PER NET              RENEWAL         CASH           RENTAL
     PROPERTY LOCATION              RENTABLE SQUARE FOOT              OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       -----------------------------------   -------------   -----------   --------------
3350 Miac Cove Road                          N/A                             N/A         N/A            N/A
Memphis, TN
                                                                                     -------        -------
                                                                                     $73,065        $75,119
                                                                                     =======        =======

---------------

(E) Estimated
(1) The Company holds leasehold interest in the land. The leases, including renewal options, expire at various dates through 2074.
(2) Tenant can cancel lease on November 30, 2000 with 12 months notice and a payment of $2.9 million.

(3) Tenant can cancel lease anytime after March 1, 1999 with 12 months notice and a payment of four months rent.

(4) Tenant can cancel lease on April 30, 2004 with 270 days notice and a payment of $899,184.

(5) Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,391,500.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its Properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS AND TRUSTEES OF THE REGISTRANT

     The following sets forth certain information relating to the executive officers and Trustees of the Company:

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
E. ROBERT ROSKIND..............    Mr. Roskind has served as the Chairman of the Board of
  Age 54                           Trustees and Co-Chief Executive Officer of the Company since
                                   October 1993. He founded The LCP Group, L.P. in 1973 and has been its Chairman since 1976. LCP has acted as general
                                   partner in limited partnerships in which the Company has had prior dealings. Prior to founding LCP, Mr. Roskind headed
                                   the net-leasing financing area of Lehman Brothers Inc. He is also a general partner for a variety of entities which serve as the general partner of various partnerships that hold net leased real properties or interests therein. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp
                                   Government Income Trust I and Krupp Government Income Trust
                                   II. Mr. Roskind received his B.S. in 1966 from the
                                   University of Pennsylvania and is a 1969 Harlan Fiske Stone
                                   Graduate of the Columbia Law School. He has been a member of the Bar of the State of New York since 1970.
RICHARD J. ROUSE...............    Mr. Rouse has served as Co-Chief Executive Officer and a
  Age 53                           trustee of the Company since October 1993. He served as the
                                   President of the Company from October 1993 to April 1996,
                                   and since April 1996 has served as the Vice Chairman. Mr.
                                   Rouse was also a managing director of LCP. He had been
                                   associated with LCP since 1979 and had been engaged there in all aspects of net lease finance, acquisition and
                                   syndication and corporate financing transactions. Mr. Rouse graduated from Michigan State University in 1968 and
                                   received his M.B.A. in 1970 from the Wharton School of
                                   Finance and Commerce of the University of Pennsylvania.
T. WILSON EGLIN................    Mr. Eglin has served as Chief Operating Officer of the
  Age 34                           Company since October 1993 and a trustee since May 1994. He served as Executive Vice President from October 1993 to
                                   April 1, 1996, and since April 1996 has served as the
                                   President. Prior to his current position with the Company,
                                   Mr. Eglin had been associated with LCP from 1987 to 1993 and had been its Vice President -- Acquisitions from 1990 to
                                   1993. In connection with his responsibilities with LCP, Mr.
                                   Eglin was an officer of affiliated companies that owned and managed over 400 net leased real estate properties and was involved in all aspects of real estate acquisition and
                                   finance, principally in net leased transactions. Mr. Eglin received his B.A. from Connecticut College in 1986.

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
PATRICK CARROLL................    Mr. Carroll has served as the Chief Financial Officer of the
  Age 35                           Company since May 1998 and Treasurer effective January 1999.
                                   Prior to joining the Company, Mr. Carroll was, from 1993 to
                                   1998, a Senior Manager in the real estate unit of Coopers &
                                   Lybrand L.L.P. serving both publicly and privately held real estate entities with a focus on due diligence and public
                                   equity/debt offerings. Mr. Carroll received his B.B.A. from
                                   Hofstra University in 1986, a M.S. in Taxation from C.W.
                                   Post in 1991 and is a Certified Public Accountant.
PAUL R. WOOD...................    Mr. Wood has served as the Vice President, Chief Accounting
  Age 38                           Officer and Secretary of the Company since October 1993. He had been associated with LCP from 1988 to 1993 and from 1990 to 1993 had been responsible for all accounting activities relating to the net leased properties managed by LCP and its affiliates. Prior to joining LCP, Mr. Wood was, from 1987 to
                                   1988, associated with E. F. Hutton & Company Inc. as a
                                   senior accountant. Mr. Wood received his B.B.A. from Adelphi
                                   University in 1982 and has been a Certified Public
                                   Accountant since 1985.
STEPHEN C. HAGEN...............    Mr. Hagen has served as Senior Vice President of the Company
  Age 56                           since October 1996. Mr. Hagen had been associated with LCP from 1995 to 1996. Prior to joining LCP, Mr. Hagen was a
                                   principal of Pharus Realty Investments, a money manager
                                   focused on real estate shares, and also served as Chief
                                   Operating Officer of HRE Properties, a New York Stock
                                   Exchange listed REIT. Mr. Hagen received his B.S. from the
                                   University of Kansas in 1965 and his M.B.A. from the Wharton
                                   School of Finance and Commerce in 1968.
JANET M. KAZ...................    Ms. Kaz has served as Vice President of the Company since
  Age 35                           May 1995 and as Asset Manager since October 1993. Prior to that, Ms. Kaz was a member of LCP's property acquisition
                                   team from 1986 to 1990 and a member of LCP's asset
                                   management team from 1991 to 1993. Ms. Kaz received her B.A.
                                   from Muhlenberg College in 1985.
PHILIP L. KIANKA...............    Mr. Kianka joined the Company in 1997 as Vice President of
  Age 42                           Asset Management. Prior to joining the Company, from 1985
                                   through 1997, Mr. Kianka served as a Vice President and
                                   Senior Asset Manager at Merrill Lynch Hubbard, Inc., a real estate division of Merrill Lynch & Co., Inc. Mr. Kianka was involved in real estate acquisitions, development and asset management for a national portfolio of diversified
                                   properties. Mr. Kianka received his B.A. from Clemson
                                   University in 1978 and his M.A. from Clemson University in
                                   1981.
CARL D. GLICKMAN...............    Mr. Glickman has served as a trustee and the Chairman of the
  Age 72                           Executive Committee of the Board of Trustees of the Company
                                   since May 1994 and as a member of the Compensation Committee of the Board of Trustees until May 1998. He has been
                                   President of the Glickman Organization since 1953. He is on the Board of Directors of Alliance Tire & Rubber Co., Ltd.,
                                   Bear Stearns Companies, Inc., Kuala Healthcare, Inc., Infu-
                                   Tech, Inc., Jerusalem Economic Corporation Ltd. and
                                   OfficeMax Inc., as well as numerous private companies.

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
KEVIN W. LYNCH.................    Mr. Lynch has served as a trustee of the Company since May
  Age 46                           1996 and is a founder and principal of the Townsend Group, an institutional real estate consulting firm founded in
                                   1983. Prior to forming the Townsend Group, Mr. Lynch was a
                                   Vice President for Stonehenge Capital Corporation. Mr. Lynch
                                   has been involved in the commercial real estate industry
                                   since 1974, and is a director of First Industrial Realty
                                   Trust.
JOHN D. MCGURK.................    Mr. McGurk became a member of the Board in January 1997 as
  Age 55                           the designee of Five Arrows Realty Securities, L.L.C. ("Five
                                   Arrows") to the Board of Trustees. He is the founder and
                                   President of Rothschild Realty, Inc., the advisor to Five
                                   Arrows. Prior to starting Rothschild Realty, Inc. in 1981,
                                   Mr. McGurk served as a Regional Vice President for The
                                   Prudential Insurance Company of America where he oversaw its
                                   New York City real estate loan portfolio, equity holdings, joint ventures and projects under development. Mr. McGurk is a member of the Urban Land Institute, Pension Real Estate
                                   Association, Real Estate Board of New York and the National
                                   Real Estate Association, and is a member of the Trustee
                                   Committee of the Caedmon School.
SETH M. ZACHARY................    Mr. Zachary has served as a trustee and a member of the
  Age 46                           Audit Committee and Compensation Committee of the Board of
                                   Trustees of the Company since November 1993. Since 1987, he has been a partner in the law firm of Paul, Hastings,
                                   Janofsky & Walker LLP, counsel to the Company.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The common shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

             FOR THE QUARTERS ENDED:                 HIGH        LOW       CASH DIVIDEND
             -----------------------               --------    --------    -------------
December 31, 1998................................  $13.2500    $11.0000        $0.30
September 30, 1998...............................   14.6250     10.8125        $0.30
June 30, 1998....................................   15.2500     13.7500        $0.29
March 31, 1998...................................   16.3750     14.2500        $0.29

December 31, 1997................................   16.8125     13.7500        $0.29
September 30, 1997...............................   15.7500     13.8125        $0.29
June 30, 1997....................................   14.5000     12.1250        $0.29
March 31, 1997...................................   15.0000     12.1250        $0.29

     The closing price of the common shares of the Company was $11.75 on February 26, 1999.

     As of February 26, 1999, the Company had 2,326 common shareholders of record.

     Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1994, 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; and $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998; and $.30 per share in respect of the third and fourth quarters of 1998. The Company declared the dividend in respect of the fourth quarter of 1998, in the amount of $.30 per share to shareholders of record as of February 1, 1999 which was paid on February 16, 1999. The Company's annualized dividend rate is currently $1.20 per share.

     Following is a summary of the average taxable nature of the Company's dividends for the three years ended December 31:

                                                         1998       1997       1996
                                                        -------    -------    -------
Total dividends per share.............................  $  1.17    $  1.16    $  1.10
                                                        =======    =======    =======
  Percent taxable as ordinary income..................    88.06%     68.91%     95.46%
  Percent taxable as long-term capital gain...........     2.30%        --         --
  Percent non-taxable as return of capital............     9.64%     31.09%      4.54%
                                                        -------    -------    -------
                                                         100.00%    100.00%    100.00%
                                                        =======    =======    =======

     While the Company intends to continue paying regular quarterly dividends, future dividend declarations will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest and principal payments required under various borrowing agreements, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures.

     In addition to its common and preferred share offerings, the Company has capitalized the growth in its business through the issuance of secured and unsecured fixed and floating-rate debt. Borrowings under the Company's revolving credit facility have also been an interim source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured bank debt impose certain restrictions on the Company with regard to dividends and incurring additional debt obligation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 5 and 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The Company does not believe that the financial covenants contained in its unsecured revolving credit agreement and secured indebtedness will have any adverse impact on the Company's ability to pay dividends in the normal course to its common shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.

     The Company maintains a dividend reinvestment program pursuant to which common shareholders may elect to automatically reinvest their dividends to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either (i) repurchase common shares in the open market, or (ii) issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1998. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. (All amounts, except per share data, in $000's.)

     The Company believes that the book value of its real estate assets, which reflects the historical costs of such real estate assets less accumulated depreciation, is not indicative of the current market value of its Properties. Historical operating results are not necessarily indicative of future operating results.

                                              1998        1997        1996       1995       1994
                                            ---------   ---------   --------   --------   --------
Total revenue.............................  $  65,117   $  43,569   $ 31,675   $ 25,002   $ 26,038
Operating expenses, including minority
  interest................................    (48,433)    (35,304)   (26,209)   (19,983)   (20,559)
Transactional expenses....................       (559)         --         --         --         --
Gain (loss) on sale of properties.........       (388)      3,517         --      1,514         --
Proceeds from lease termination...........         --          --         --      1,600         --
Loss on extinguishment of debt............         --      (3,189)        --     (4,849)        --
                                            ---------   ---------   --------   --------   --------
Net income................................     15,737       8,593      5,466      3,284      5,479
                                            =========   =========   ========   ========   ========
Net income per common share -- basic......       0.79        0.33       0.58       0.35       0.59
                                            =========   =========   ========   ========   ========
Net income per common share -- diluted....       0.78        0.32       0.56       0.35       0.59
                                            =========   =========   ========   ========   ========
Cash dividends declared per common
  share...................................       1.17        1.16       1.12       1.08       1.08
                                            =========   =========   ========   ========   ========
Net cash provided by operating
  activities..............................     32,008      23,823     14,975      7,216     12,423
                                            =========   =========   ========   ========   ========
Net cash (used in) provided by
  investing activities....................   (111,080)   (110,767)   (16,955)     7,887         --
                                            =========   =========   ========   ========   ========
Net cash provided by (used in)
  financing activities....................     86,516      88,116      1,859    (15,610)   (12,304)
                                            =========   =========   ========   ========   ========
Real estate assets, net...................    609,717     416,613    289,326    200,507    202,602
                                            =========   =========   ========   ========   ========
Total assets..............................    647,007     468,373    310,384    221,216    216,019
                                            =========   =========   ========   ========   ========
Long-term obligations.....................    360,722     227,411    193,798    123,664    112,038
                                            =========   =========   ========   ========   ========
Funds from operations(1)..................     35,700      21,483     14,371     12,049     11,486
                                            =========   =========   ========   ========   ========
Rent received above (below) straight line
  rent....................................     (2,411)       (924)      (105)       400        569
                                            =========   =========   ========   ========   ========

---------------
(1) The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that Funds From Operations is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties. The Company has operated as a REIT since October 1993 when it initially issued 9.3 million common shares, approximately 169,000 special limited partnership units (which are exchangeable for an equivalent number common shares) and approximately $1.9 million in 7.75% subordinated notes due in 2000.

     As of December 31, 1998, the Company owned 66 real estate properties. During 1998, the Company purchased fourteen properties for $208.8 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since becoming a public company, the Company's principal source of capital for growth has been the public and private equity markets, selective secured indebtedness, its unsecured credit facility and issuance of OP Units.

     The Company's current $100 million unsecured credit facility, which is scheduled to expire in July 2001, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 1998, $52.6 million was outstanding under this credit facility with a weighted average interest rate of 6.68%.

     Since its formation in 1993, the Company has raised, through the issuance of common shares, preferred shares and OP Units, aggregate capital of approximately $126.3 million for the purposes of retiring indebtedness and acquiring properties. In addition, the Company has purchased $77.6 million in real estate through the direct issuance of its common shares and OP Units.

     Dividends. In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows which are expected to increase due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investments, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion of Properties in its portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Board of Trustees considers appropriate.

     Cash dividends paid to common shareholders increased to $19.6 million in 1998, compared to $12.8 million in 1997 and $10.3 million in 1996. The Company's dividend and distribution FFO payout ratio for 1998, 1997, and 1996 was approximately 73.6%, 73.5%, and 77.9% respectively.

     Although the Company receives most of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $32.0 million for 1998 from $23.8 million for 1997 and $15.0 million for 1996.

     UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller of real estate, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The following table provides certain information with respect to such partnership interests as of December 31, 1998 (assuming the Company's annual dividend rate remains at $1.20 per share).

                                                                              CURRENT      TOTAL CURRENT
                                                      TOTAL                  ANNUALIZED     ANNUALIZED
REDEEMABLE FOR                                       NUMBER     AFFILIATE     PER UNIT     DISTRIBUTION
COMMON SHARES :                                     OF UNITS      UNITS     DISTRIBUTION      ($000)
---------------                                     ---------   ---------   ------------   -------------
At any time.......................................    169,109     130,531      $1.20          $  203
At any time.......................................  1,303,867     120,546       1.08           1,408
January 1999......................................    147,246      52,144       1.12             165
January 1999......................................  1,670,212     606,198       1.20           2,004
March 1999........................................    125,416          --       1.20             151
April 1999........................................    480,028          --       1.20             576
July 1999.........................................    279,191          --       1.20             335
September 1999....................................  1,450,036     475,785       1.20           1,740
December 1999.....................................    214,167     105,245       1.20             257
January 2003......................................      7,441         978         --              --
March 2004........................................     52,335         797       0.27              14
March 2004........................................     27,314          --         --              --
November 2004.....................................     35,400       2,856         --              --
March 2005........................................     38,661       1,933         --              --
January 2006......................................    207,728         416         --              --
February 2006.....................................     34,852       1,743         --              --
May 2006..........................................     11,766         695       0.29               3
                                                    ---------   ---------      -----          ------
          Total...................................  6,254,769   1,499,867      $1.10          $6,856
                                                    =========   =========      =====          ======

     Affiliate units, which are included in total units, represent OP Units held by two executive officers (including their affiliates) of the Company.

FINANCING

     Partnership Mergers. On January 29, 1998 two affiliated partnerships merged into a controlled partnership, Lepercq Corporate Income Fund ("LCIF"). As a result of the merger, LCIF issued 1,454,906 partnership units redeemable for the Company's common shares, which units are entitled to distributions at the same dividend rate as common shares. At the time of the merger, the partnerships' sole assets were approximately $23.5 million in cash from prior property sales and the right to acquire properties in tax free exchanges under Internal Revenue Code Section 1031. During 1998, the Company completed such tax free exchanges.

     Revolving Credit Facility. In July 1998, the Company obtained a three year unsecured credit facility with a maximum borrowing availability of $100 million. This replaced the Company's $60 million, secured credit facility. The credit facility bears interest at 137.5 basis points over LIBOR and has an interest rate period of one, three, or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. Approximately $6.4 million was available to the Company at December 31, 1998. The amount of available borrowings can increase by identifying additional unencumbered properties as eligible for the computation of the borrowing base which supports the credit facility. As of December 31, 1998 approximately $52.6 million was outstanding.

     Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 1998, a total of forty-four properties were subject to outstanding mortgages which had an aggregate principal amount of $300.3 million. The weighted average interest rate on the Company's debt, including line of credit borrowings, on such date was approximately 7.65%. Approximate balloon payment amounts having an weighted average interest rate of 8.72% due the next five calendar years are as follows: $5.56 million in 1999; $13.1 million in 2000; $1.0 million in 2001; $9.6 million in 2002 and $0 in 2003. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

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

     Shares Repurchase. On September 15, 1998, the Company announced that its Board of Trustees had authorized the Company to repurchase, from time to time, up to 1,000,000 common shares depending on market conditions and other factors. As of December 31, 1998, the Company had repurchased and retired 129,875 common shares, at an average price of approximately $11.92 per common share.

IMPACT OF YEAR 2000

     The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

     The Company has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The Company has determined that it will not be necessary to significantly modify, update or replace its computer hardware and software applications.

     The vendor that provides the Company's existing general ledger software has released a Year 2000 compliant version of its product which the Company is currently using. The cost of the general ledger system did not have a material effect on the Company's financial condition or results of operations.

     The Company's Properties, which have no scheduled lease expirations prior to August 17, 2000, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Company has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The costs associated with the effort to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the Properties embedded systems will be Year 2000 compliant by December 31, 1999. However, compliance costs, if any, incurred by the Company would not be significant.

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

     Management will closely monitor the Company's entire Year 2000 compliance function and will develop contingency plans no later than third quarter of 1999, if necessary.

RESULTS OF OPERATIONS ($000)

                                                                                  INCREASE
                                                                           ----------------------
SELECTED INCOME STATEMENT DATA               1998       1997      1996     1998-1997    1997-1996
------------------------------              -------    ------    ------    ---------    ---------
Total revenues............................  $65,117    43,569    31,675     $21,548      $11,894
Total expenses............................   45,059    32,862    25,519      12,197        7,343
  Interest................................   23,055    16,644    12,818       6,411        3,826
  Depreciation & amortization.............   15,083    10,608     7,627       4,475        2,981
  General & administrative................    4,518     3,644     3,050         874          594
  Transactional expenses..................      559        --        --         559           --
Net Income................................  $15,737     8,593     5,466     $ 7,144      $ 3,127

     Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 9.04% as of December 31, 1996 to 8.17% as of December 31, 1997, and 7.65% as of December 31, 1998 due to debt refinancings, repayments and lower variable interest rates negotiated on the credit facility and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have decreased as a percentage of total revenue to 6.9% in 1998 from 8.4% in 1997 and 9.6% in 1996 due to the growth of the Company's portfolio relative to these expenses. Transactional expenses in 1998 relate to costs incurred in an abandoned private equity placement.

     The increase in net income for the year ended December 31, 1998 was primarily attributable to the growth in the Company's real estate portfolio combined with reduced borrowing costs offset by a slight increase in general and administrative expenses.

     The increase in net income for the year ended December 31, 1997 was primarily attributable to the gain on sale of one property in the amount of $3.5 million offset by a $3.2 million extraordinary loss on extinguishment of debt.

FUNDS FROM OPERATIONS

     Management believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows and believes it is an appropriate performance measure for an equity REIT which provides an indication of a REIT's ability to make cash distributions. Funds From Operations is defined by NAREIT as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

     The following table reflects the calculation of the Company's FFO and cash flow activities for each of the years in the three year period ended December 31, 1998 ($000):

                                                             1998         1997         1996
                                                           ---------    ---------    --------
Net income...............................................  $  15,737    $   8,593    $  5,466
  Depreciation and amortization of real estate...........     15,083       10,608       7,627
  Minority interest's share of net income................      3,933        2,442         690
  Loss from debt restructuring...........................         --        3,189          --
  Property arbitration litigation expense................         --          168          --
  Loss (gain) on sale of property........................        388       (3,517)         --
  Transactional expenses.................................        559           --          --
                                                           ---------    ---------    --------
  Funds from operations before items below...............     35,700       21,483      13,783
Adjustments for other items(1)
  Shares compensation....................................         --           --         588
                                                           ---------    ---------    --------
     Funds From Operations...............................  $  35,700    $  21,483    $ 14,371
                                                           =========    =========    ========
Cash flows from operating activities.....................  $  32,008    $  23,823    $ 14,975
Cash flows from investing activities.....................   (111,080)    (110,767)    (16,955)
Cash flows from financing activities.....................     86,516       88,116       1,859

     The Company's dividend and distribution FFO payout ratio was 73.6%, 73.5% and 77.9% for the years ended December 31, 1998, 1997 and 1996 respectively.
---------------
(1) For purposes of the calculation of FFO, the Company has added back to net income amounts for shares compensation which management believes to be appropriate adjustments based on the infrequent and unusual nature of such amounts. The Company's method of calculating FFO may be different from methods used by other REITs. Shares compensation represents the expense of a simultaneous exercise and re-granting of options to the Company's management during the period between July 1995 and January 1996, which was intended to increase management's ownership in the Company (a practice which has been discontinued). The Board of Trustees has determined that the Company will not engage in such practices in the future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of December 31, 1998 the Company's variable rate indebtedness represented 14.6% of total long-term indebtedness. During 1998, this variable rate indebtedness had a weighted average interest rate of 7.50%. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been approximately $350,000 less.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     24
Consolidated Balance Sheets as of December 31, 1998 and
  1997......................................................     25
Consolidated Statements of Income for the years ended
  December 31, 1998, 1997 and 1996..........................     26
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1998, 1997 and 1996......     27
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996..........................     28
Notes to Consolidated Financial Statements..................  29-39
Financial Statement Schedule
Schedule III -- Real Estate and Accumulated Depreciation....  40-41

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
Lexington Corporate Properties Trust:

     We have audited the consolidated financial statements of Lexington Corporate Properties Trust and consolidated subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and consolidated subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

New York, New York
January 25, 1999

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                   ($000 EXCEPT SHARE AND PER SHARE AMOUNTS)
                           DECEMBER 31, 1998 AND 1997

                                                                1998        1997
                                                              --------    --------
                                      ASSETS
Real estate, at cost:
  Buildings and building improvements.......................  $578,836    $408,661
  Land and land estates.....................................    85,781      47,769
  Land improvements.........................................     2,831       2,831
  Fixtures and equipment....................................     8,345       8,345
                                                              --------    --------
                                                               675,793     467,606
  Less: accumulated depreciation............................    66,076      50,993
                                                              --------    --------
                                                               609,717     416,613
Property held for sale......................................        --      24,501
Cash and cash equivalents...................................    11,084       3,640
Restricted cash.............................................     3,545       5,499
Deferred expenses (net of accumulated amortization of $3,515
  in 1998 and $2,543 in 1997)...............................     4,942       4,283
Rent receivable.............................................    12,436       7,638
Escrow deposits.............................................       104       1,249
Other assets, net...........................................     5,179       4,950
                                                              --------    --------
                                                              $647,007    $468,373
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable...........................................  $300,279    $207,553
Credit facility.............................................    52,621      12,000
Subordinated notes payable, including accrued interest......     1,973       1,973
Origination fees payable, including accrued interest........     5,849       5,885
Accounts payable and other liabilities......................     4,588       4,880
Accrued interest payable....................................     2,172       1,007
                                                              --------    --------
                                                               367,482     233,298
Minority interests..........................................    74,381      28,240
                                                              --------    --------
                                                               441,863     261,538
                                                              --------    --------
Commitments and Contingencies (notes 4, 7 and 10)
Preferred shares, par value $0.0001 per share; authorized
  10,000,000 shares. Class A Senior Cumulative Convertible
  Preferred, liquidation preference $25,000, 2,000,000
  issued and outstanding....................................    24,369      24,369
                                                              --------    --------
Shareholders' equity:
  Common shares, par value $0.0001 per share, authorized
     40,000,000 shares, 17,103,532 and 16,509,610 shares
     issued and outstanding in 1998 and 1997,
     respectively...........................................         2           2
  Additional paid-in-capital................................   241,924     235,469
  Accumulated distributions in excess of net income.........   (59,155)    (53,005)
                                                              --------    --------
                                                               182,771     182,466
  Less: notes receivable from officers/shareholders.........    (1,996)         --
                                                              --------    --------
          Total shareholders' equity........................   180,775     182,466
                                                              --------    --------
                                                              $647,007    $468,373
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                   ($000 EXCEPT SHARE AND PER SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          1998           1997           1996
                                                       -----------    -----------    ----------
Revenues:
  Rental.............................................  $    62,846    $    42,493    $   31,244
  Interest and other.................................        2,271          1,076           431
                                                       -----------    -----------    ----------
                                                            65,117         43,569        31,675
                                                       -----------    -----------    ----------
Expenses:
  Interest expense...................................       23,055         16,644        12,818
  Depreciation and amortization of real estate.......       15,083         10,608         7,627
  Amortization of deferred expenses..................          987            876           619
  General and administrative expenses................        4,518          3,644         3,050
  Property operating expenses........................          857            922         1,405
  Transactional expenses.............................          559             --            --
  Property arbitration litigation expense............           --            168            --
                                                       -----------    -----------    ----------
                                                            45,059         32,862        25,519
                                                       -----------    -----------    ----------
Income before gain (loss) on sale of properties,
  minority interests and extraordinary item..........       20,058         10,707         6,156
(Loss) gain on sale of properties....................         (388)         3,517            --
                                                       -----------    -----------    ----------
Income before minority interests and extraordinary
  item...............................................       19,670         14,224         6,156
Minority interests...................................        3,933          2,442           690
                                                       -----------    -----------    ----------
Income before extraordinary item.....................       15,737         11,782         5,466
Extraordinary item...................................           --          3,189            --
                                                       -----------    -----------    ----------
          Net income.................................  $    15,737    $     8,593    $    5,466
                                                       ===========    ===========    ==========
Income per common share -- basic:
Income before extraordinary item.....................  $      0.79    $      0.61    $     0.58
Extraordinary item...................................           --          (0.28)           --
                                                       -----------    -----------    ----------
Net income...........................................  $      0.79    $      0.33    $     0.58
                                                       ===========    ===========    ==========
Weighted average common shares outstanding...........   16,835,414     11,444,589     9,392,727
                                                       ===========    ===========    ==========
Income per common share -- diluted:
Income before extraordinary item.....................  $      0.78    $      0.59    $     0.56
Extraordinary item...................................           --          (0.27)           --
                                                       -----------    -----------    ----------
Net income...........................................  $      0.78    $      0.32    $     0.56
                                                       ===========    ===========    ==========
Weighted average common shares outstanding...........   21,983,876     11,639,683    10,897,011
                                                       ===========    ===========    ==========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                   ($000 EXCEPT SHARE AND PER SHARE AMOUNTS)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                      ACCUMULATED       NOTES
                                                        ADDITIONAL   DISTRIBUTIONS    RECEIVABLE
                                   NUMBER                PAID-IN     IN EXCESS OF     OFFICERS/      TOTAL
                                  OF SHARES    AMOUNT    CAPITAL      NET INCOME     SHAREHOLDERS    EQUITY
                                 -----------   ------   ----------   -------------   ------------   --------
Balance at December 31, 1995...    9,331,982    $ 1      $135,954      $(39,437)       $    --      $ 96,518
Net income.....................           --     --            --         5,466             --         5,466
Dividends paid to shareholders
  ($1.10 per share)............           --     --            --       (10,327)            --       (10,327)
Common shares issued, net of
  offering costs...............       94,918     --         1,002            --             --         1,002
                                 -----------    ---      --------      --------        -------      --------
Balance at December 31, 1996...    9,426,900      1       136,956       (44,298)            --        92,659
Net income.....................           --     --            --         8,593             --         8,593
Dividends paid to common share-
  holders ($1.16 per share)....           --     --            --       (12,836)            --       (12,836)
Dividends paid to preferred
  share-holders ($0.91 per
  share).......................           --     --            --          (916)            --          (916)
Deemed dividend related to
  issuance of preferred
  shares.......................           --     --         3,548        (3,548)            --            --
Common shares issued, net of
  offering costs...............    7,082,710      1        94,965            --             --        94,966
                                 -----------    ---      --------      --------        -------      --------
Balance at December 31, 1997...   16,509,610      2       235,469       (53,005)            --       182,466
Net income.....................           --     --            --        15,737             --        15,737
Dividends paid to common share-
  holders ($1.17 per share)....           --     --            --       (19,633)            --       (19,633)
Dividends paid to preferred
  share-holders ($1.2285 per
  share).......................           --     --            --        (2,254)            --        (2,254)
Common shares issued, net......      723,797     --         8,013            --         (1,996)        6,017
Common shares repurchased and
  retired......................     (129,875)    --        (1,558)           --             --        (1,558)
                                 -----------    ---      --------      --------        -------      --------
Balance at December 31, 1998...   17,103,532    $ 2      $241,924      $(59,155)       $(1,996)     $180,775
                                 ===========    ===      ========      ========        =======      ========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                1998        1997        1996
                                                              ---------   ---------   --------
Cash flows from operating activities:
  Net income................................................  $  15,737   $   8,593   $  5,466
  Adjustments to reconcile net income to net cash provided
     by operating activities net of effects of acquisitions:
     Depreciation and amortization..........................     16,070      11,484      8,246
     Minority interests.....................................      3,933       2,442        690
     Loss (gain) on sale of properties......................        388      (3,517)        --
     Other non cash charges.................................         75          83         67
     Extraordinary item.....................................         --       3,189         --
     Decrease (increase) in accounts payable and other
       liabilities..........................................       (292)      3,280        746
     Other adjustments, net.................................     (3,903)     (1,731)      (240)
                                                              ---------   ---------   --------
          Net cash provided by operating activities.........     32,008      23,823     14,975
                                                              ---------   ---------   --------
Cash flows from investing activities:
  Net proceeds from sale of properties......................     24,113      21,362         --
  Acquisitions of real estate properties and partnerships,
     net of issuance of limited partnership units and common
     shares, cash received and liabilities assumed..........   (135,193)   (132,129)   (16,955)
                                                              ---------   ---------   --------
          Net cash used in investing activities.............   (111,080)   (110,767)   (16,955)
                                                              ---------   ---------   --------
Cash flows from financing activities:
  Proceeds of mortgages and notes payable...................    160,483     130,942     19,619
  Dividends to common and preferred shareholders............    (21,887)    (13,752)   (10,327)
  Principal payments on debt, excluding normal
     amortization...........................................    (64,412)   (112,451)        --
  Principal amortization payments...........................     (6,939)     (5,950)    (7,534)
  Proceeds from the issuance of limited partnership units...     23,449          --         --
  Common shares issued, net of offering costs...............        293      75,133      1,002
  Preferred shares issued, net of offering costs............         --      24,369         --
  Prepayment premium on early retirement of debt............         --      (3,560)        --
  Cash distributions to minority interests..................     (4,381)     (2,034)      (871)
  Decrease (increase) in escrow deposits....................      1,145      (1,145)       550
  Increase in deferred expenses.............................     (1,631)     (1,687)      (294)
  Decrease (increase) in restricted cash....................      1,954      (1,749)      (286)
  Common shares repurchased.................................     (1,558)         --         --
                                                              ---------   ---------   --------
          Net cash provided by financing activities.........     86,516      88,116      1,859
                                                              ---------   ---------   --------
Increase (decrease) in cash and cash equivalents............      7,444       1,172       (121)
Cash and cash equivalents, beginning of year................      3,640       2,468      2,589
                                                              ---------   ---------   --------
Cash and cash equivalents, end of year......................  $  11,084   $   3,640   $  2,468
                                                              =========   =========   ========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $  21,916   $  15,801   $ 12,828
                                                              =========   =========   ========
  Cash paid during the year for taxes.......................  $     261   $     106   $    156
                                                              =========   =========   ========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  THE COMPANY

     Lexington Corporate Properties Trust, (the "Company"), is a Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of December 31, 1998 the Company owned 66 properties in 29 states. The real properties owned by the Company are subject to triple net leases to corporate tenants.

     On September 15, 1998, the Company's Board of Trustees had authorized the Company to repurchase, from time to time, up to 1,000,000 common shares, depending on market conditions and other factors. During 1998, the Company repurchased and retired 129,875 common shares at an average price of approximately $11.92 per common share.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis Of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II.

     Real Estate. Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or change in circumstance that indicates an impairment in the value of a property has occurred, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value. No such impairment loss has occurred.

     Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over a 40-year period, land improvements over a 20-year period, and fixtures and equipment over a 12-year period.

     All direct costs associated with the acquisition of real estate are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

     Revenue. Rental revenue is recognized on a straight-line basis over the minimum lease terms. The Company's rent receivable primarily represents the amounts of the excess of rental revenues recognized on a straight-line basis over the annual rents collectible under the leases.

     Deferred Expenses. Deferred expenses are composed principally of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments.

     Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust under the Internal Revenue Code. A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders, provided that at least 95% of taxable income is distributed. As distributions have exceeded taxable income, no provision for Federal income taxes has been made. State income taxes are not significant.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A summary of the average taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                                         1998       1997       1996
                                                        -------    -------    -------
Total dividends per share.............................  $  1.17    $  1.16    $  1.10
                                                        =======    =======    =======
Percent taxable as ordinary income....................    88.06%     68.91%     95.46%
Percent taxable as long-term capital gains............     2.30%        --         --
Percent non-taxable as return of capital..............     9.64%     31.09%      4.54%
                                                        -------    -------    -------
                                                         100.00%    100.00%    100.00%
                                                        =======    =======    =======

     Earnings Per Share. Basic net income per share is computed by dividing net income reduced by all preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include operating partnership units, exchangeable notes and convertible preferred shares. In 1998, the exchangeable notes and preferred shares were not dilutive; in 1997 all the securities were not dilutive; and in 1996 the exchangeable notes were not dilutive.

     Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     Restricted Cash. Includes tenants security deposits and amounts for certain debt obligations including funding requirements.

     Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform with the current year presentation.

     New Accounting Pronouncements. In June 1997, SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997. The adoption of these standards had no impact on the Company's consolidated financial position and consolidated operating results as of and for the year ended December 31, 1998.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(3)  EARNINGS PER SHARE

     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 1998 ($000's except per share data):

                                                 1998           1997           1996
                                              -----------    -----------    -----------
                   BASIC
Income before extraordinary item............  $    15,737    $    11,782    $     5,466
Less cash and deemed dividends attributable
  to preferred shares.......................       (2,478)        (4,871)            --
                                              -----------    -----------    -----------
Income attributed to common shareholders
  before extraordinary item.................       13,259          6,911          5,466
Extraordinary item..........................           --         (3,189)            --
                                              -----------    -----------    -----------
Net income attributed to common
  shareholders..............................  $    13,259    $     3,722    $     5,466
                                              ===========    ===========    ===========
Weighted average number of common shares
  outstanding...............................   16,835,414     11,444,589      9,392,727
                                              ===========    ===========    ===========
Income per common share -- basic:
Income before extraordinary item............  $      0.79    $      0.61    $      0.58
Extraordinary item..........................           --          (0.28)            --
                                              -----------    -----------    -----------
Net income..................................  $      0.79    $      0.33    $      0.58
                                              ===========    ===========    ===========
                  DILUTED
Income attributed to common shareholders
  before extraordinary item.................  $    13,259    $     6,911    $     5,466
Add incremental income attributed to assumed
  conversion of dilutive securities.........        3,831             --            588
                                              -----------    -----------    -----------
Income attributed to common shareholders
  before extraordinary item.................       17,090          6,911          6,054
Extraordinary item..........................           --         (3,189)            --
                                              -----------    -----------    -----------
Net income attributed to common
  shareholders..............................  $    17,090    $     3,722    $     6,054
                                              ===========    ===========    ===========
Weighted average number of shares used in
  calculation of basic earnings per share...   16,835,414     11,444,589      9,392,727
Add incremental shares representing:
  Shares issuable upon exercise of employee
     stock options..........................      156,391        195,094         50,513
  Shares issuable upon conversion of
     dilutive securities....................    4,992,071             --      1,453,771
                                              -----------    -----------    -----------
Weighted average number of shares used in
  calculation of diluted earnings per common
  share.....................................   21,983,876     11,639,683     10,897,011
                                              ===========    ===========    ===========
Income per common share -- diluted:
Income before extraordinary item............  $      0.78    $      0.59    $      0.56
Extraordinary item..........................           --          (0.27)   $        --
                                              -----------    -----------    -----------
Net income..................................  $      0.78    $      0.32    $      0.56
                                              ===========    ===========    ===========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(4)  INVESTMENTS IN REAL ESTATE

     During 1998, 1997 and 1996 the Company made the following acquisitions:

                                                                                            ANNUALIZED
                                                                                            BASE RENT                 NET
                                                                              ACQUISITION    DECEMBER              RENTABLE
DATE OF                                                                          COST          31,        LEASE     SQUARE
ACQUISITION                  TENANT                          LOCATION          ($000'S)      ($000'S)    EXPIRES     FEET
-----------  ---------------------------------------  ----------------------  -----------   ----------   -------   ---------
1998
----
March 27     Jones Apparel Group, Inc.                Bristol, PA              $ 12,539      $ 1,224      03-13      255,019
March 27     Fidelity Corporate Real Estate, LLC      Hebron, KY                  8,077          817      04-07       81,744
March 27     Kelsey-Hayes (Tech I & II)               Livonia, MI                16,442        1,637      04-07      180,230
May 11       Eagle Hardware & Garden. Inc             Federal Way, WA            13,751        1,233      08-17      133,861
May 11       Eagle Hardware & Garden. Inc.            Anchorage, AK              17,690        1,588      10-17      157,525
May 15       Stone Container Corporation              Columbia, SC                4,230          549      08-12      185,960
May 18       The Wackenhut Corporation                Palm Beach Gardens, FL     19,817        2,241      02-11      127,855
June 19      Michaels Stores, Inc.                    Lancaster, CA              15,102        1,430      06-13      431,250
July 2       Fleet Mortgage Group, Inc.               Florence, SC               15,061        1,635      06-08      177,747
July 24      Lear Technologies LLC                    Auburn Hills, MI           13,939        1,365      07-06      183,717
August 27    Kmart Corporation                        Warren, OH                 63,877        8,932      09-07    1,700,000
October 26   Corporate Express Office Products, Inc.  Baton Rouge, LA             3,425          368      10-13       65,043
December 31  Upton's, Inc.                            Columbia, MD                4,880          549      07-09       60,000
                                                                               --------      -------               ---------
                                                      TOTAL                    $208,830      $23,568               3,739,951
                                                                               ========      =======               =========
1997
----
February 20  Johnson Controls, Inc.                   Cottondale, AL           $  2,910      $   313      02-07       58,800
March 19     Exel Logistics Inc.                      Various *                  27,428        3,003      11-06      761,200
May 1        Cymer, Inc.                              San Diego, CA               7,707          860      12-09       65,755
July 9       Bull HN Info. Systems, Inc.              Phoenix, AZ                10,990        1,032      10-05      137,058
July 22      Lockheed Martin Corporation              Marlborough, MA            15,541        1,671      12-06      126,000
September 4  FirstPlus Financial Group, Inc.          Dallas, TX                 32,645        3,557      08-12      247,968
October 31   Ryder Integrated Logistics, Inc.         Waterloo, IA                9,321        1,002      07-12      276,480
December 31  Stevens-Arnold, Inc.                     Milpitas, CA               22,138        2,667      12-05      100,026
December 31  Allied Holdings, Inc.                    Decatur, GA                14,633        1,530      12-07      112,248
December 31  Circuit City Stores, Inc.                Richmond, VA               27,234        2,791      02-10      288,562
December 31  Dana Corp.                               Gordonsville, TN            3,377          341      08-07      148,000
December 31  Allegiance Healthcare Corp.              Bessemer, AL                4,902          472      09-01      123,924
                                                                               --------      -------               ---------
                                                      TOTAL                    $178,826      $19,239               2,446,021
                                                                               ========      =======               =========
1996
----
May 22       Northwest Pipeline Corp.                 Salt Lake City, UT       $ 55,396      $ 8,571      09-09      295,000
May 31       Wal-Mart Stores, Inc.                    Jacksonville, AL            2,049          146      01-09       56,132
December 23  Johnson Controls, Inc                    Plymouth, MI                6,329          709      12-06      134,160
December 23  Johnson Controls, Inc.                   Oberlin, OH                 4,791          536      12-06      111,160
December 23  SKF USA, Inc.                            Franklin, NC                3,448          322      12-14       72,868
December 31  Toys "R" Us, Inc.                        Tulsa, OK                   2,711          356      05-06       43,123
December 31  Toys "R" Us, Inc.                        Clackamas, OR               3,173          417      05-06       42,842
December 31  Toys "R" Us, Inc.                        Lynwood, WA                 2,963          389      05-06       43,105
December 31  Toys "R" Us, Inc.                        Houston, TX                 3,793          478      08-06      123,293
December 31  Liberty House, Inc.                      Honolulu, HI               10,608          971      09-09       85,610
                                                                               --------      -------               ---------
                                                      TOTAL                    $ 95,261      $12,895               1,007,293
                                                                               ========      =======               =========

---------------
* Consists of three properties; two located in New Kingston, PA, one in Mechanicsburg, PA.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company sold a property in each of 1998 and 1997 for cash proceeds of $24,113,000 and $21,362,000, respectively, which resulted in a 1998 loss of $388,000 and a 1997 gain of $3,517,000.

     In addition the Company is obligated to purchase a property for $38.7 million which is currently being developed and expected to be delivered no later than January 2000.

     The following unaudited pro forma operating information for the years ended December 31, 1998 and 1997 has been prepared as if the acquisitions and dispositions in 1998 and 1997 had been consummated as of January 1, 1997. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions been consummated on that date. Pro forma amounts are as follows:

                                                        ($000'S, EXCEPT PER SHARE DATA)
                                                     --------------------------------------
                                                         UNAUDITED            UNAUDITED
                                                         PRO FORMA            PRO FORMA
                                                        YEAR ENDED           YEAR ENDED
                                                     DECEMBER 31, 1998    DECEMBER 31, 1997
                                                     -----------------    -----------------
Revenues...........................................       $76,242              $76,328
Net income.........................................        18,683               12,450
Per common share:
  Income before extraordinary item -- basic........          0.96                 0.92
  Income before extraordinary item -- diluted......          0.89                 0.84
  Net income -- basic..............................          0.96                 0.66
  Net income -- diluted............................          0.89                 0.60

(5)  MORTGAGES AND NOTES PAYABLE

     The following table sets forth certain information regarding the Company's aggregate indebtedness as of December 31, 1998 and 1997 (in $000's):

                                                                  INTEREST              BALLOON
PROPERTY LOCATION                             1998       1997       RATE     MATURITY   PAYMENT
-----------------                           --------   --------   --------   --------   --------
REMIC Financing (a).......................  $ 67,173   $ 68,020    8.100%    05-25-05   $ 60,001
Credit Facility (b).......................    52,621     12,000    6.680%    07-24-01     52,621
Individually encumbered properties:
Phoenix, AZ (Bank One)....................     5,538      5,630   10.750%    05-01-99      5,563
Richmond, VA..............................    13,093     13,093    8.875%    03-01-00     13,093
Bessemer, AL..............................     1,000      1,000    9.500%    09-01-01      1,000
Tampa, FL (Queen Palm Dr.) (c)............     4,290      4,290    7.050%    08-15-02      4,020
Tampa, FL (North 30th) (c)................     5,697      5,860    7.050%    08-15-02      4,768
Gordonsville, TN..........................     1,158      1,238    9.500%    10-01-02        771
Columbia, MD..............................     1,980         --   10.750%    07-20-03         --
Oxon Hill, MD.............................     1,702      1,967    6.250%    03-01-04         --
Mechanicsburg, PA (3 Exel properties)
  (d).....................................    25,000     25,000    8.000%    03-20-04     25,000
Brownsville, TX...........................       852        927    8.375%    11-01-04        260
Rockville, MD.............................     1,061      1,183    8.820%    03-01-05         --
Phoenix, AZ (Bull Promissory Note)........       592        592    6.380%    09-30-05        592
Phoenix, AZ (Bull)........................     5,692      5,844    8.120%    10-01-05      4,245
Salt Lake City, UT........................    10,911     12,092    7.870%    10-01-05         --
Laguna Hills, CA..........................     4,113      4,420    8.375%    02-01-06      1,020
Warren, OH................................    40,624         --    7.000%    10-01-07         --
Federal Way, WA...........................     8,635         --    7.480%    05-11-08      7,655
Anchorage, AK.............................    11,267         --    7.480%    05-11-08      9,988
Palm Beach Gardens, FL....................    13,756         --    7.010%    06-15-08     11,866
Hebron, KY................................     5,642         --    7.000%    10-23-08      4,935
Canton, OH................................     2,523      2,664    9.490%    02-28-09         --
Salt Lake City, UT........................    21,170     22,401    7.610%    10-01-09         --
Honolulu, HI..............................     5,901      6,253   10.250%    10-01-10         --
San Diego, CA.............................     4,635         --    7.500%    01-01-11      3,420
Dallas, TX................................    22,800     22,800    7.490%    12-31-12     15,961
Lancaster, CA.............................    11,224         --    7.020%    09-01-13      8,614
Franklin, NC..............................     2,250      2,279    8.500%    04-01-15         --
                                            --------   --------   -------               --------
Total.....................................  $352,900   $219,553    7.650%               $235,393
                                            ========   ========   =======               ========

---------------
(a)  The REMIC Financing is secured by mortgages on 17 Properties.

(b) The Company's $100 million unsecured revolving credit facility, which replaced the Company's $60 million secured credit facility, bears interest at 137.5 basis points over LIBOR and has an interest rate period of one, three or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company is in compliance. Due to these covenants, approximately $6.4 million was available to the Company at December 31, 1998. In addition, the Company has issued a letter of credit totaling $2.8 million. The amount of available borrowings can increase by identifying additional encumbered properties as eligible for the computation of the borrowing base which supports the credit facility.

(c) The mortgages on the two Tampa, Florida Properties are cross-collateralized.

(d) The Notes can be exchanged by the holders for the Company's common shares at $13 per share beginning in the year 2000, subject to adjustment. The Notes may be redeemed at the Company's option beginning March 2000 at a price of 103.2% of the principal amount, declining to par after March 2002. The Notes are subordinated to obligations under the Company's credit facility.

     Scheduled principal paydowns of the mortgage notes payable, excluding borrowings under the credit facility, for the next five years and thereafter are as follows (in $000's):

YEARS ENDING                                         SCHEDULED
DECEMBER 31,                                        AMORTIZATION    BALLOON      TOTAL
------------                                        ------------    --------    --------
1999..............................................    $  9,608      $  5,563    $ 15,171
2000..............................................      10,669        13,093      23,762
2001..............................................      11,524         1,000      12,524
2002..............................................      12,303         9,559      21,862
2003..............................................      12,948            --      12,948
Thereafter........................................      60,455       153,557     214,012
                                                      --------      --------    --------
                                                      $117,507      $182,772    $300,279
                                                      ========      ========    ========

(6)  SUBORDINATED NOTES PAYABLE

     The notes bear interest at 7.75% per annum, payable semi-annually on January 1 and July 1 of each year, and are due on October 12, 2000. The Subordinated Notes are redeemable at the Company's option, in whole or in part at a redemption price equal to 100% of the principal amount plus all accrued and unpaid interest through the date of redemption.

(7)  LEASES

     Minimum future rental receipts under noncancellable tenant leases assuming no new or negotiated leases for the next five years and thereafter are as follows (in $000's):

YEAR ENDING
DECEMBER 31,                                                   AMOUNT
------------                                                  --------
1999........................................................  $ 73,070
2000........................................................    72,720
2001........................................................    70,174
2002........................................................    67,826
2003........................................................    68,077
Thereafter..................................................   347,203
                                                              --------
                                                              $699,070
                                                              ========

The Company leases its corporate headquarters for approximately $233,000 per annum through June 30, 2004.

(8)  MINORITY INTERESTS

     In conjunction with several of the Company's acquisitions, sellers were given interests in Partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis. As of December 31, 1998, there were 6,254,769 OP Units outstanding. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.20 per unit.

(9)  PREFERRED SHARES

     The preferred shares are cumulative and convertible at any time at the holder's option into common shares on a one-for-one basis and are entitled to quarterly dividends equal to the greater of $.295 per share or 105% of the quarterly common shares dividend. Currently the dividend is $.315 per share.

     During 1997, the Company sold 2,000,000 preferred shares to a single entity. Based on the market price of the Company's common shares on the dates of issuance, the Preferred Shares were deemed to have a beneficial conversion feature equal to the difference between the market price per share and $12.50 per share. This difference, which is non-cash and non-recurring, amounted to approximately $3.5 million for the year ended December 31, 1997 and has been recorded as a dividend, with an offset to additional paid-in capital, in the accompanying statements of changes in shareholders' equity.

     The preferred shares may be redeemed by the Company after December 31, 2001 at a premium of 6% over the liquidation preference of $12.50 per share, with such premium declining to zero on or after December 31, 2011. Each share is entitled to one vote. In certain instances, including a change of control of the Company (as defined in the agreement), the holder of the Preferred Shares may require the Company to redeem its shares at a price equal to $12.75 per share plus any accrued dividends.

(10)  LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(11)  BENEFIT PLANS

     The Company maintains a common share option plan pursuant to which qualified and non-qualified options may be issued. In 1998 the number of options that can be issued under the plan were increased by 800,000. Options granted under the plan generally vest over a period of one to four years, expire five years from date of grant and are exercisable at the market price of the date of grant.

     Share option activity during the periods indicated is as follows:

                                                                         WEIGHTED-AVERAGE
                                                           NUMBER OF    EXERCISE PRICE PER
                                                            SHARES            SHARE
                                                           ---------    ------------------
Balance at December 31, 1995.............................    602,500          $10.45
  Granted(1).............................................    370,600           11.56
  Exercised(1)...........................................   (192,500)           9.15
  Forfeited..............................................     (5,300)          11.39
                                                           ---------          ------
Balance at December 31, 1996.............................    775,300           11.30
  Granted................................................    276,397           12.50
  Exercised..............................................    (10,000)          10.09
  Forfeited..............................................     (2,500)          14.25
                                                           ---------          ------
Balance at December 31, 1997.............................  1,039,197           11.62
  Granted................................................    386,600           15.11
  Exercised..............................................     (8,230)          10.28
  Forfeited..............................................     (7,370)          14.51
                                                           ---------          ------
Balance at December 31, 1998.............................  1,410,197          $12.58
                                                           =========          ======

---------------
(1) In 1996, certain officers and employees exchanged existing options for new options with exercise prices equal to the fair market value of the common shares at that time. These options are reflected in the amounts exercised and granted in the table above. The difference between the exercise prices of the original and the new options, which amounted to $588,000 has been reflected in general and administrative expenses in the accompanying financial statements.

     At December 31, 1998, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $9.00 to $15.25 and 2.74 years, respectively. In addition, 989,803 options are still available for grant.

     At December 31, 1998, 1997 and 1996, the number of options exercisable was 1,107,697, 837,300, and 767,800, respectively, and the weighted-average exercise price of those options was $11.88, $11.45 and $11.29, respectively.

     The per share weighted average fair value of options granted during 1998, 1997 and 1996 were estimated to be $3.46, $3.75 and $2.60, respectively, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 5% in 1998 and 6.5% in 1997 and 1996; (ii) an expected life of five years; (iii) volatility factors of 18.47%, 17.09% and 16.29%, for 1998, 1997 and 1996 respectively; (iv) and actual dividends paid.

     The Company has elected to adopt the disclosure only provisions of SFAS No.
123. Accordingly no compensation cost has been recognized with regard to options granted in the accompanying consolidated statements of income. If stock based compensation cost had been recognized based upon the fair value at the date of grant for options awarded in 1998, 1997 and 1996 the Company's pro forma net income and pro forma net income per share would have been:

                                                           1998       1997      1996
                                                          -------    ------    ------
Pro forma net income....................................  $14,737    $8,276    $4,994
Pro forma net income per share..........................
  Basic.................................................  $  0.73    $ 0.30    $ 0.52
  Diluted...............................................  $  0.73    $ 0.29    $ 0.50

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $77,000, $80,000 and $75,000 were contributed in 1998, 1997 and 1996, respectively.

(12)  RELATED PARTY TRANSACTIONS

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

     The Company currently provides administrative and acquisition support to the Net Partnerships and is reimbursed for the costs of such services. The reimbursements amounted to $393,000, $279,000 and $197,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and are shown net of the Company's general and administrative expenses in the accompanying statements of income.

     The Company also received brokerage commissions, relating to the purchase and sale of properties, from the Net Partnerships totaling $376,000 in 1998, which is included in other income in the accompanying statement of income.

     In connection with the acquisition of certain properties, the Company assumed an obligation to pay LCP an aggregate principal amount of $1,778,000 for rendering services in connection with the original acquisition of the properties in 1980 and 1981. These properties were acquired by the Company in 1996. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding.

     During 1998, the Company issued 1,187,228 OP Units to the Co-Chief Executive Officers and an affiliate of one of the Co-Chief Executive Officers in exchange for their interests in certain partnerships and related contractual obligations.

     During 1998, the Company issued 131,000 common shares to two officers in exchange for notes aggregating $1,998,000 which mature on February 14, 2003, bear interest at 7.6% per annum and are secured by the common shares issued.

(13)  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

  Cash Equivalents and Restricted Cash

     The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

  Mortgages, Notes and Subordinated Notes Payables

     The Company determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments approximates carrying values.

(14)  CONCENTRATION OF RISK

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its Properties, avoiding dependency on a single property and the creditworthiness of its tenants.

     For each of the years in the three year period ended December 31, 1998 the following tenants represented 10% or greater of rental revenue:

                                                              1998    1997    1996
                                                              ----    ----    ----
Northwest Pipeline Corp.....................................    14%     20%     16%
Ross Stores, Inc............................................    --      --      10%

     The Ross Store, Inc. property was sold to the tenant in 1998.

(15)  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 1998, in connection with the acquisition of certain properties, the Company assumed $44.2 million in mortgage indebtedness as partial satisfaction of the purchase price.

     During 1998, in connection with the acquisition of certain properties, the Company issued $28.8 million in OP Units as partial satisfaction of the purchase price. The issuance of these OP Units have been recorded as minority interest in the accompanying consolidated balance sheets.

     During 1998, holders of an aggregate of 525,433 partnership units redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of $5.65 million.

     During 1998, the Company issued 131,000 common shares, at the current market price, to two officers in exchange for notes aggregating $1,998,000 which mature on February 14, 2003, bear interest at 7.6% per annum and are secured by the common shares issued.

     During 1997, the Company issued 1,284,725 common shares in exchange for all the shares of another company. The Company acquired three properties valued at $35.1 million less the $15.3 million of mortgage indebtedness assumed.

     During 1997, in connection with a property acquisition, the Company assumed approximately $5.9 million of first mortgage financing and issued a $600,000 note to the seller.

     During 1997, in connection with an acquisition of properties involving a partnership, the Company issued $6 million in OP Units as partial satisfaction of the purchase price. The issuance of these OP Units have been recorded as minority interest in the accompanying consolidated financial statements.

     During 1996, the Company completed acquisitions whereby six properties were acquired in exchange for OP Units. Total assets acquired and total liabilities assumed in the exchanges were $79.1 million and $56.9 million, respectively.

(16)  UNAUDITED QUARTERLY FINANCIAL DATA (IN $000'S, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED
                                                 -------------------------------------
                                                     MARCH 31,            JUNE 30,
                                                 -----------------    ----------------
                                                  1998       1997      1998      1997
                                                 -------    ------    ------    ------
Revenues.......................................  $13,980     9,824    14,994    10,638
Income before extraordinary item...............  $ 4,062     1,566     3,437     1,770
Net income.....................................  $ 4,062     1,510     3,437       304
Income (loss) per common share:
  Before extraordinary item
     Basic.....................................  $  0.21     (0.01)     0.17      0.14
     Diluted...................................  $  0.20     (0.01)     0.17      0.13
  Net income (loss)
     Basic.....................................  $  0.21     (0.02)     0.17     (0.01)
     Diluted...................................  $  0.20     (0.02)     0.17     (0.01)

                                                          THREE MONTHS ENDED
                                                 -------------------------------------
                                                   SEPTEMBER 30,        DECEMBER 31,
                                                 -----------------    ----------------
                                                  1998       1997      1998      1997
                                                 -------    ------    ------    ------
Revenues.......................................  $17,155    11,405    18,988    11,702
Income before extraordinary item...............  $ 4,131     5,492     4,107     2,954
Net income.....................................  $ 4,131     3,825     4,107     2,954
Income (loss) per common share:
  Before extraordinary item
     Basic.....................................  $  0.21      0.40      0.21      0.04
     Diluted...................................  $  0.20      0.37      0.20      0.04
  Net income
     Basic.....................................  $  0.21      0.27      0.21      0.04
     Diluted...................................  $  0.20      0.27      0.20      0.04

     The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(17)  SUBSEQUENT EVENTS (UNAUDITED)

     The Company borrowed an additional $3 million on its unsecured line of credit at an interest rate of 6.3125%.

     The Company purchased a property in Henderson, North Carolina leased to Corporate Express Office Products, Inc. for $7.3 million. The lease, which expires January 31, 2014, provides for annual revenues of $765,000.

     The Company obtained a $2.18 million mortgage on its property in Baton Rouge, Louisiana. The mortgage which bears interest at 7.375% provides for annual debt service payments of approximately $202,000 through February 16, 2009 when a balloon payment of approximately $1.5 million is due.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                              SCHEDULE III ($000)

  INITIAL COST TO COMPANY AND GROSS AMOUNT AT WHICH CARRIED AT END OF YEAR(A)

                                                                            LAND                                ACCUMULATED
                                                                             AND      BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                     LOCATION          ENCUMBRANCES   ESTATES   IMPROVEMENTS    TOTAL     AMORTIZATION
          -----------             ------------------------  ------------   -------   ------------   --------   -------------
Warehouse & Manufacturing.......  Modesto, CA                 $  2,101     $   257     $  3,809     $  4,066     $  1,171
Office..........................  Southington, CT                8,650       3,240       20,440       23,680        7,481
Research & Development..........  Glendale, AZ                      --       4,996       24,392       29,388        9,868
Retail/Health Club..............  Countryside, IL                2,381         628        3,722        4,350        1,462
Retail/Health Club..............  Voorhees NJ                    3,011         577        4,820        5,397        1,789
Retail/Health Club..............  DeWitt, NY                     1,821         445        3,043        3,488        1,112
Warehouse & Distribution........  Mansfield, OH                  3,291         120        4,597        4,717        1,494
Industrial......................  Marshall, MI                   2,206          33        3,378        3,411        1,189
Industrial......................  Marshall, MI                     840          14          926          940          327
Retail..........................  Newport, OR                    6,162       1,400        7,270        8,670        2,392
Office & Warehouse..............  Memphis, TN                    6,652       1,053       10,908       11,961        2,966
Warehouse & Distribution........  Mechanicsburg, PA             10,154       1,439       13,987       15,426        2,561
Office & Warehouse..............  Tampa, FL                      4,290       1,389        7,629        9,018        2,284
Retail..........................  Klamath Falls, OR              7,003         727        9,160        9,887        2,471
Office..........................  Tampa, FL                      5,697       1,900        9,736       11,636        2,538
Warehouse & Industrial..........  Jacksonville, FL                  --         157        3,034        3,191          808
Retail..........................  Sacramento, CA                 2,346         885        2,705        3,590          922
Office..........................  Phoenix, AZ                    5,538       2,804       13,921       16,725        3,509
Retail..........................  Reno, NV                       2,031       1,200        1,904        3,104          631
Retail..........................  Las Vegas, NV                  1,821         900        1,759        2,659          581
Retail..........................  Rockville, MD                  1,061          --        1,784        1,784          372
Retail..........................  Oxon Hill, MD                  1,702         403        2,765        3,168          450
Retail..........................  Brownsville, TX                  852          --        1,242        1,242          229
Retail..........................  Laguna Hills, CA               4,113         255        5,028        5,283          735
Retail..........................  Riverdale, GA                     --         363        2,233        2,596          167
Retail/Health Club..............  Canton, OH                     2,523         602        3,819        4,421          286
Office..........................  Salt Lake City, UT            32,081          --       55,404       55,404        5,613
Retail..........................  Jacksonville, AL                  --         286        1,763        2,049          115
Manufacturing...................  Franklin, NC                   2,250         386        3,062        3,448          153
Industrial......................  Plymouth, MI                      --       1,461        4,868        6,329          243
Industrial......................  Oberlin, OH                    2,235         276        4,515        4,791          226
Retail..........................  Tulsa, OK                         --         447        2,432        2,879          265
Retail..........................  Clackamas, OR                     --         523        2,847        3,370          311
Retail..........................  Lynwood, WA                       --         488        2,658        3,146          290
Industrial......................  Houston, TX                       --         217        3,745        3,962          329
Retail..........................  Honolulu, HI                   5,901          --       11,147       11,147          903
Industrial......................  Cottondale, AL                    --         720        2,190        2,910          103
Warehouse.......................  New Kingston, PA
                                  (Silver Springs)               5,498         674        5,360        6,034          240
Warehouse.......................  New Kingston, PA
                                  (Cumberland)                  11,250       1,380       10,963       12,343          491
Warehouse.......................  Mechanicsburg, PA
                                  (Hampden IV)                   8,252       1,012        8,039        9,051          360

                                                                   USEFUL LIFE
                                                                    COMPUTING
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                                     DATE         DATE             STATEMENTS
          DESCRIPTION              ACQUIRED    CONSTRUCTED           (YEARS)
          -----------             ----------   -----------   -----------------------
Warehouse & Manufacturing.......  Sept. 1986   1970 & 1976           40 & 12
Office..........................  Oct. 1986       1983               40 & 12
Research & Development..........  Nov. 1986       1985               40 & 12
Retail/Health Club..............  Jul. 1987       1987               40 & 12
Retail/Health Club..............  Jul. 1987       1987               40 & 12
Retail/Health Club..............  Aug. 1987    1977 & 1987           40 & 12
Warehouse & Distribution........  Jul. 1987       1970             40, 20 & 12
Industrial......................  Aug. 1987    1968 & 1972         40, 20 & 12
Industrial......................  Aug. 1987       1979             40, 20 & 12
Retail..........................  Sept. 1987      1986             40, 20 & 12
Office & Warehouse..............  Feb. 1988       1987                 40
Warehouse & Distribution........  Oct. 1990    1985 & 1991             40
Office & Warehouse..............  Nov. 1987       1986               40 & 20
Retail..........................  Mar. 1988       1986                 40
Office..........................  Jul. 1988       1986                 40
Warehouse & Industrial..........  Jul. 1988    1958 & 1969           40 & 20
Retail..........................  Oct. 1988       1988             40, 20 & 12
Office..........................  Nov. 1988    1960 & 1979             40
Retail..........................  Dec. 1988       1988             40, 20 & 12
Retail..........................  Dec. 1988       1988             40, 20 & 12
Retail..........................  Aug. 1995       1977       22.375, 16.583 & 15.583
Retail..........................  Aug. 1995       1976               21.292
Retail..........................  Aug. 1995       1973               18.542
Retail..........................  Aug. 1995       1974              20 & 20.5
Retail..........................  Dec. 1995       1985                 40
Retail/Health Club..............  Dec. 1995       1987                 40
Office..........................   May 1996       1982               25.958
Retail..........................   May 1996       1982                 40
Manufacturing...................  Dec. 1996       1996                 40
Industrial......................  Dec. 1996       1996                 40
Industrial......................  Dec. 1996       1996                 40
Retail..........................  Dec. 1996       1981           23.583 & 13.583
Retail..........................  Dec. 1996       1981           23.583 & 13.583
Retail..........................  Dec. 1996       1981           23.583 & 13.583
Industrial......................  Dec. 1996       1981             24.5 & 14.5
Retail..........................  Dec. 1996       1980                24.33
Industrial......................  Feb. 1997       1996                 40
Warehouse.......................
                                  Mar. 1997       1981                 40
Warehouse.......................
                                  Mar. 1997       1989                 40
Warehouse.......................
                                  Mar. 1997       1985                 40

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                                            LAND                                ACCUMULATED
                                                                             AND      BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                     LOCATION          ENCUMBRANCES   ESTATES   IMPROVEMENTS    TOTAL     AMORTIZATION
          -----------             ------------------------  ------------   -------   ------------   --------   -------------
Office/Research & Development...  San Diego, CA                  4,635         693        7,014        7,707          285
Office/Research & Development...  Marlborough, MA                   --       1,707       13,834       15,541          504
Office..........................  Phoenix, AZ                    6,284       1,872        9,118       10,990          332
Office..........................  Dallas, TX                    22,800       3,582       29,063       32,645          938
Warehouse.......................  Waterloo, IA                   4,468       1,025        8,296        9,321          251
Office/Research & Development...  Milipitas, CA                     --       3,542       18,603       22,145          465
Industrial......................  Gordonsville, TN               1,158          52        3,325        3,377           96
Office..........................  Decatur, GA                       --         975       13,677       14,652          342
Office..........................  Richmond, VA                  13,093          --       27,282       27,282          846
Industrial......................  Bessemer, AL                   1,000         664        4,238        4,902          126
Office/Warehouse................  Bristol, PA                       --       2,508       10,031       12,539          188
Office..........................  Hebron, KY                     5,642       1,615        6,462        8,077          121
Office..........................  Livonia, MI                       --       1,554        6,219        7,773          117
Research & Development..........  Livonia, MI                       --       1,733        6,936        8,669          130
Retail..........................  Federal Way, WA                8,635       2,749       11,015       13,764          176
Retail..........................  Anchorage, AK                 11,267       3,537       14,169       17,706          226
Industrial/Warehouse............  Columbia, SC                      --         636        3,608        4,244           44
Office..........................  Palm Beach Gardens, FL        13,756       3,960       15,870       19,830          249
Warehouse/Distribution..........  Lancaster, CA                 11,224       2,028       13,117       15,145          174
Office..........................  Florence, SC                      --       3,012       12,067       15,079          151
Industrial......................  Auburn Hills, MI                  --       2,788       11,169       13,957          122
Warehouse/Distribution..........  Warren, OH                    40,624      10,231       51,239       61,470          742
Warehouse/Distribution..........  Baton Rouge, LA                   --         685        2,746        3,431           14
Retail..........................  Columbia, MD                   1,980         976        3,910        4,886           --
                                                              --------     -------     --------     --------     --------

   Total                                                      $300,279     $85,781     $590,012     $675,793     $ 66,076
                                                              ========     =======     ========     ========     ========

                                                                   USEFUL LIFE
                                                                    COMPUTING
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                                     DATE         DATE             STATEMENTS
          DESCRIPTION              ACQUIRED    CONSTRUCTED           (YEARS)
          -----------             ----------   -----------   -----------------------
Office/Research & Development...   May 1997       1989                 40
Office/Research & Development...  Jul. 1997    1960 & 1988             40
Office..........................  Jul. 1997    1985 & 1994             40
Office..........................  Sept. 1997      1986                 40
Warehouse.......................  Oct. 1997    1996 & 1997             40
Office/Research & Development...  Dec. 1997       1985                 40
Industrial......................  Dec. 1997    1983 & 1985            34.75
Office..........................  Dec. 1997       1983                 40
Office..........................  Dec. 1997       1990                32.25
Industrial......................  Dec. 1997       1990                33.75
Office/Warehouse................  Mar. 1998       1982                 40
Office..........................  Mar. 1998       1987                 40
Office..........................  Mar. 1998    1987 & 1988             40
Research & Development..........  Mar. 1998    1987 & 1988             40
Retail..........................   May 1998       1992                 40
Retail..........................   May 1998       1992                 40
Industrial/Warehouse............   May 1998    1968 & 1998             40
Office..........................   May 1998       1996                 40
Warehouse/Distribution..........  Jun. 1998       1998                 40
Office..........................  Jul. 1998       1998                 40
Industrial......................  Jul. 1998    1989 & 1998             40
Warehouse/Distribution..........  Aug. 1998       1982                 40
Warehouse/Distribution..........  Oct. 1998       1998                 40
Retail..........................  Dec. 1998       1983                 40
   Total

---------------
(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's Properties at December 31, 1998 for Federal income tax purposes was $458 million.

Reconciliation of real estate owned

                                                              1998        1997        1996
                                                            --------    --------    --------
  Balance at the beginning of the year....................  $467,606    $340,669    $244,223
  Additions during year...................................   208,187     179,257      96,446
  Properties sold during year.............................        --     (21,476)         --
  Property reclassed to held for sale.....................        --     (30,844)         --
                                                            --------    --------    --------
  Balance at end of year..................................  $675,793    $467,606     340,669
                                                            ========    ========    ========

Reconciliation of accumulated depreciation and amortization:

  Balance at beginning of year............................  $ 50,993    $ 51,343    $ 43,716
  Depreciation and amortization expense...................    15,083      10,608       7,627
  Accumulated depreciation of properties sold during
     year.................................................        --      (3,631)         --
  Accumulated depreciation of property reclassed to held
     for sale.............................................        --      (7,327)         --
                                                            --------    --------    --------
  Balance at end of year..................................  $ 66,076    $ 50,993    $ 51,343
                                                            ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding trustees and executive officers of the Company required to be furnished pursuant to this item is set forth in Item 4A of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required to be furnished pursuant to this item will be set forth under the caption "Compensation of Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required to be furnished pursuant to this item will be set forth under the captions "Principal Security Holders" and "Share Ownership of Trustees and Executive Officers" in the Proxy Statement, and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required to be furnished pursuant to this item will be set forth under the caption "Election of Trustees -- Certain Relationships and Related Transactions" in the Proxy Statement, and is incorporated herein by reference.

     Note, the Definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 16, 1999.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements........................................  25-39
   (2)  Financial Statement Schedule................................  40-41
   (3)  Exhibits

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    2.1       --   Form of Agreement and Plan of Merger by and among Lexington
                   Corporate Properties, Inc. (the "Company"), Lepercq
                   Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P.
                   (filed as Appendix C-I to the Company's Registration
                   Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*
    2.2       --   Form of Agreement and Plan of Merger by and among the
                   Company, Lepercq Corporate Income Fund II L.P. ("LCIF II"),
                   and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*
    2.3       --   Form of Agreement and Articles of Merger between the Company and Lexington Corporate Properties -- Maryland, Inc. (filed as Exhibit 2.3 to Report on 10-K for year ended December 31,
                   1993 (the "1993 10-K"))*
    2.4       --   Agreement and Plan of Merger between the Company and
                   Lexington Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed 1-16-98.)*
    3.1       --   Declaration of Trust of the Company, dated December 31, 1997
                   (filed as Exhibit 3.1 to Form 8K filed 1-16-98)*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    3.2       --   By-Laws of the Company (filed as Exhibit 3.2 to Form 10-K
                   filed 3-31-98)*
    4.1       --   Specimen of Common Shares Certificate of the Trust (filed as
                   Exhibit 3.2 to Form 10-K filed 3-31-98)*
    4.2       --   Form of Indenture between the Company and The Bank of New
                   York, as Trustee, including the form of 7.75% Subordinated
                   Note due 2000 (filed as Exhibit 4.2 to the Form S-4)*
   10.8       --   Form of 1994 Outside Director Shares Plan of the Company
                   (filed as Exhibit 10.8 to 1993 10-K)*
   10.24      --   Class A Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*
   10.25      --   Class B Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the
                   1995 10-K)*
   10.26      --   Class C Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the
                   1995 10-K)*
   10.28      --   Indenture of Mortgage, Deed of Trust, Security Agreement,
                   Financing Statement, Fixture Filing and Assignment of
                   Leases, Rents and Security Deposits to First American Title
                   Insurance Company and Pacific Mutual Life Insurance Company
                   and Lexington Mortgage Company dated May 19, 1995 (filed as
                   Exhibit 10.28 to the 1995 10-K)*
   10.29      --   Assignment of Leases, Rents, and Security Deposits to
                   Pacific Mutual Life Insurance Company and Lexington Mortgage
                   Company dated May 19, 1995 (filed as Exhibit 10.29 to the
                   1995 10-K)*
   10.30      --   Cash Collateral Account, Security, Pledge and Assignment
                   Agreement with the Bank of New York, as agent and Pacific
                   Mutual Life Insurance Company and Lexington Mortgage Company
                   dated May 19, 1995 (filed as Exhibit 10.30 to the 1995
                   10-K)*
   10.31      --   Trust and Servicing Agreement with Pacific Mutual Life
                   Insurance Company, LaSalle National Bank and ABN AMRO Bank
                   N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995
                   10-K)*
   10.33      --   Investment Agreement dated as of December 31, 1996 with Five
                   Arrows Realty Securities L.L.C. *
   10.34      --   Operating Agreement dated as of January 21, 1997 with Five
                   Arrows Realty Securities L.L.C.*
   10.35      --   Articles Supplementary Classifying 2,000,000 shares of
                   Preferred Shares as Class A Senior Cumulative Convertible
                   Preferred Shares and 2,000,000 shares of Excess Shares as
                   Excess Class A Preferred Shares of the Company*
   10.37      --   Unsecured Revolving Credit Agreement with Fleet National
                   Bank as administrative agent for itself and lenders dated
                   July 22, 1998 in the amount of $100,000,000.
   12         --   Statement of Computation of Ratio of Earnings to Fixed
                   Charges (filed as Exhibit 12 to the Form S-4)*
   21         --   List of Subsidiaries of the Company (filed as Exhibit 21 to
                   Form 10-K filed 3-31-98)*
   23         --   Consent of KPMG LLP
   27         --   Financial Data Schedule as of and for the year ended
                   December 31, 1998

---------------
* Incorporated by reference.

     (b) Reports on Form 8-K and Form 8-K/A

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXINGTON CORPORATE PROPERTIES TRUST

                                          BY:     /s/ E. ROBERT ROSKIND
                                            ------------------------------------
                                                     E. Robert Roskind
                                                          Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                     SIGNATURE                                              TITLE
                     ---------                                              -----

               /s/ E. ROBERT ROSKIND                   Chairman of the Board of Trustees and Co-Chief
---------------------------------------------------      Executive Officer
                 E. Robert Roskind

               /s/ RICHARD J. ROUSE                    Vice Chairman of the Board of Trustees and
---------------------------------------------------      Co-Chief Executive Officer
                 Richard J. Rouse

                /s/ T. WILSON EGLIN                    President and Chief Operating Officer and
---------------------------------------------------      Trustee
                  T. Wilson Eglin

                /s/ PATRICK CARROLL                    Chief Financial Officer and Treasurer
---------------------------------------------------
                  Patrick Carroll

                 /s/ PAUL R. WOOD                      Vice President, Chief Accounting Officer and
---------------------------------------------------      Secretary
                   Paul R. Wood

               /s/ CARL D. GLICKMAN                    Trustee
---------------------------------------------------
                 Carl D. Glickman

                /s/ KEVIN W. LYNCH                     Trustee
---------------------------------------------------
                  Kevin W. Lynch

                /s/ JOHN D. MCGURK                     Trustee
---------------------------------------------------
                  John D. McGurk

                /s/ SETH M. ZACHARY                    Trustee
---------------------------------------------------
                  Seth M. Zachary

DATE:  March 5, 1999