Form 10-Q
period 1999-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 1999-05-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,181,442 common shares, par value $.0001 per share on May 12, 1999.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 1999 (Unaudited) and December 31, 1998
                 (in thousands, except share and per share data)


                                                                                   March 31,       December 31,
                  ASSETS:                                                            1999              1998
                                                                                   ---------       ------------
Real estate, at cost                                                               $ 688,494        $ 675,793
Less:  accumulated depreciation and amortization                                      71,356           66,076
                                                                                   ---------        ---------
                                                                                     617,138          609,717

Cash and cash equivalents                                                              7,026           11,084
Restricted cash                                                                        3,292            3,545
Other assets, net                                                                     21,355           22,661
                                                                                   ---------        ---------
                                                                                   $ 648,811        $ 647,007
                                                                                   =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages payable                                                                  $ 304,845        $ 300,279
Credit facility                                                                       55,621           52,621
Subordinated notes payable, including accrued interest                                 1,936            1,973
Origination fees payable, including accrued interest                                   6,837            5,849
Accounts payable and other liabilities                                                 3,422            6,760
                                                                                   ---------        ---------
                                                                                     372,661          367,482
Minority interests                                                                    71,548           74,381
                                                                                   ---------        ---------
                                                                                     444,209          441,863
                                                                                  ----------        ---------

Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000; 2,000,000 shares issued and outstanding                       24,369           24,369
                                                                                  ----------        ---------

Shareholders' equity:
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     17,237,537 and 17,103,532 shares issued and outstanding in 1999 and
     1998, respectively                                                                    2                2
   Additional paid-in-capital                                                        243,632          241,924
   Deferred compensation                                                                (844)            --
   Accumulated distributions in excess of net income                                 (60,562)         (59,155)
                                                                                   ---------        ---------
                                                                                     182,228          182,771
   Less:  Notes receivable from officers/shareholders                                 (1,995)          (1,996)
                                                                                   ---------        ---------
       Total shareholders' equity                                                    180,233          180,775
                                                                                   ---------        ---------
                                                                                   $ 648,811        $ 647,007
                                                                                   =========        =========

           See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     Quarters ended March 31, 1999 and 1998
               (Unaudited and in thousands, except per share data)


                                                              Quarter Ended
                                                                March 31,
                                                            1999           1998
                                                           -------       -------
Revenues:

     Rental                                                $18,862       $12,977
     Interest and other                                        299         1,003
                                                           -------       -------
                                                            19,161        13,980
                                                           -------       -------
Expenses:

     Interest                                                7,141         4,645
     Depreciation and amortization of real estate            4,439         3,167
     Amortization of deferred expenses                         243           242
     General and administrative                              1,010           901
     Property operating                                        463           165
                                                           -------       -------
                                                            13,296         9,120
                                                           -------       -------

     Income before minority interests                        5,865         4,860

     Minority interests                                      1,502           798
                                                           -------       -------

           Net income                                      $ 4,363       $ 4,062
                                                           =======       =======


Net income per common share:
     Basic                                                 $  0.22       $  0.21
     Diluted                                               $  0.22       $  0.20


           See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters ended March 31, 1999 and 1998
                 (Unaudited and in thousands, except share data)

                                                                   Quarter Ended
                                                                     March 31,
                                                                1999            1998
                                                              --------        --------
Net cash provided by operating activities                     $  9,223        $  6,231
                                                              --------        --------

Cash flows from investing activities:
    Additions to real estate assets                             (7,520)        (36,987)
                                                              --------        --------
Cash flows from financing activities:
    Dividends to common and preferred shareholders              (5,770)         (5,193)
    Increase in escrow deposits                                   --           (12,144)
    Repayments on mortgage notes                                (3,274)         (4,029)
    Proceeds of mortgages and notes payable                      5,175          29,800
    Proceeds from issuance of limited partnership units           --            23,449
    Cash distributions to minority interests                    (1,621)           (551)
    Proceeds from the issuance of common shares, net               190             167
    Repurchase of common shares                                   (461)           --
    Other financing activities, net                               --               475
                                                              --------        --------

Net cash provided by financing activities                       (5,761)         31,974
                                                              --------        --------
    Change in cash and cash equivalents                         (4,058)          1,218
Cash and cash equivalents, at beginning of period               11,084           3,640
                                                              --------        --------
Cash and cash equivalents, at end of period                   $  7,026        $  4,858
                                                              ========        ========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                  $  8,333        $  5,081
    Cash paid during the period for taxes                     $     45        $     15

Supplemental disclosure of non-cash investing and financing activities:

    During 1999, holders of an aggregate of 84,790 partnership units redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of $1,080.

    During 1999, the Company issued 69,850 common shares to certain employees and trustees resulting in $877 of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

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

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 1999

                                   (Unaudited)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of sixty-seven net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships.

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

         The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's preferred shares, exchangeable redeemable secured notes and operating partnership units are excluded in the 1999 computations since they are anti-dilutive. The Company's preferred shares and exchangeable redeemable secured notes are excluded in the 1998 computations since they are anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters ended March 31, 1999 and 1998 (in thousands, except share and per share data).


                                                                     1999                 1998
                                                                     ----                 ----
                                      BASIC

Net income                                                        $      4,363        $      4,062
Less preferred dividends                                                  (630)               (609)
                                                                  ------------        ------------
Net income attributed to common shareholders                      $      3,733        $      3,453
                                                                  ============        ============

Weighted average number of common shares outstanding                17,043,056          16,514,711
                                                                  ============        ============

Net income per common share - basic:                              $       0.22        $       0.21
                                                                  ============        ============

                                     DILUTED


Net income attributed to common shareholders                      $      3,733        $      3,453
Add incremental income attributed to assumed
    conversion of dilutive securities                                     --                   759
                                                                  ------------        ------------
Net income attributed to common shareholders                      $      3,733        $      4,212
                                                                  ============        ============

Weighted average number of shares used in calculation
    of basic earnings per share                                     17,043,056          16,514,711
Add incremental shares representing:
    Shares issuable upon exercise of employee stock options             22,858             208,752
    Shares issuable upon conversion of dilutive securities                --             4,151,035
                                                                  ------------        ------------
Weighted average number of shares used in calculation
    of diluted earnings per common share                            17,065,914          20,874,498
                                                                  ============        ============

Net income per common share - diluted:                            $       0.22        $       0.20
                                                                  ============        ============

         Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         Reclassifications. Certain amounts included in the 1998 financial statements have been reclassified to conform with the 1999 presentation.

(3)      Investments in Real Estate

         The Company purchased a property in Henderson, North Carolina leased to Corporate Express Office Products, Inc. for $7.3 million. The lease, which expires January 31, 2014, provides for annual revenues of $791,000.

         The following unaudited pro forma operating information for the three months ended March 31, 1999 and 1998 has been prepared as if the 1999 and 1998 acquisitions and dispositions had been consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                                  ($000, except per share data)
                                                            Pro forma
                                                       Three Months Ended
                                                            March 31,
                                                    1999                 1998
                                                    ----                 ----
Revenues                                         $   19,202           $   19,353
Net income                                       $    4,374           $    4,761
Net income per common share:
    Basic                                        $     0.22           $     0.25
    Diluted                                      $     0.22           $     0.25

(4)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of March 31, 1999, the total number of limited partnership units of LCIF and LCIF II outstanding was 6,176,871. These units, subject to certain adjustments through the date of redemption, have distributions per unit in varying amounts up to $1.20 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(5)      Subsequent Events

         The Company obtained a $11.48 million mortgage bearing interest at 7.8% secured by its Livonia, Michigan Properties. The mortgage, which matures April 2009, provides for annual principal and interest payments of approximately $992,000 and a balloon payment at maturity of $10 million.

         The Company satisfied its $5.5 million balloon mortgage payment due on its Phoenix, Arizona Property. The mortgage had an interest rate of 10.75% per annum.

         The Company repaid $9.4 million of its outstanding line of credit borrowings.

         The Company declared a dividend of $.30 per share to its common shareholders of record on April 30, 1999 to be paid on May 17, 1999. The Company also declared a dividend of $.315 per share to its preferred shareholders of record on April 30, 1999 to be paid on May 17, 1999.

         The Company obtained a $4.7 million mortgage bearing interest at 7.39% secured by its Henderson, North Carolina Property. The mortgage, which matures May 2009, provides for annual principal and interest payments of approximately $417,000 and a balloon payment at maturity of $3.8 million.

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

As of March 31, 1999, the Company owned sixty-seven real estate properties or interests therein (the "Properties).

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 1999, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately 11.1 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. Sixty-six of the sixty-seven properties are currently leased.

During the three months ended March 31, 1999, the Company made acquisitions totaling $7.3 million at an unleveraged average annual yield of 10.84%.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the quarter ended March 31, 1999, the leases on the Properties generated approximately $18.9 million in revenue compared to $13.0 million during the same period in 1998.

Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998 and $0.30 per share in respect of the third and fourth quarters of 1998. The Company declared a dividend in respect of the first quarter of 1999, in the amount of $.30 per share to shareholders of record as of April 30, 1999 to be paid on May 17, 1999. The Company's annualized dividend rate is currently $1.20 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 1999.

                                                        Current          Total
Redeemable                                            Annualized      Annualized
for Shares of                         Number           Per Unit      Distribution
Common Shares as of:                 of Units        Distribution       ($000)
-------------------                  ---------       ------------    -------------
At any time                          1,923,582          $1.20          $   2,308
At any time                          1,273,368           1.08              1,375
At any time                            134,110           1.12                150
April 1999                             480,028           1.20                576
September 1999                       1,729,227           1.20              2,075
December 1999                          214,802           1.20                258
January 2003                            13,698           --                 --
March 2004                              52,335           0.27                 14
March 2004                              27,314           --                 --
November 2004                           35,400           --                 --
March 2005                              38,661           --                 --
January 2006                           207,728           --                 --
February 2006                           34,852           --                 --
May 2006                                11,766           0.29                  3
                                     ---------          -----          ---------
       Total                         6,176,871          $1.09          $   6,759
                                     =========          =====          =========

Financing

Revolving Credit Facility. As of March 31, 1999, the amount outstanding on the Company's credit facility was approximately $55.6 million, bore interest at 6.66% per annum and had $3.6 million available for additional borrowings.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 1999, a total of forty-seven properties were subject to outstanding mortgages which had an aggregate principal amount of $304.8 million. The weighted average interest rate on the Company's debt including line of credit borrowings, on such date was approximately 7.67%.

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

Results of Operations ($000)

                                                                 Quarter ended
                                                                   March 31,
                                                                                  Increase
Selected Income Statement Data                          1999          1998       (Decrease)
                                                      -------       -------      ----------
Total revenues                                        $19,161       $13,980       $ 5,181
     Rental                                            18,862        12,977         5,885
     Interest and other                                   299         1,003          (704)

Total expenses                                         13,296         9,120         4,176
     Interest                                           7,141         4,645         2,496
     Depreciation & amortization of real estate         4,439         3,167         1,272
     General & administrative                           1,010           901           109

     Net Income                                         4,363         4,062           301

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The decrease in interest income and other revenue was primarily due to income recorded on the Newark, California Property, which was sold during the second quarter of 1998, and interest income earned on the increased escrow deposits. The increase in interest expense due to the growth of the Company's portfolio was partially offset by a reduction in the weighted average interest rate to 7.67% as of March 31, 1999 from 8.04% as of March 31, 1998, due to debt refinancings and repayments. The Company's general and administrative expenses decreased as a percentage of revenue to 5.3% for the quarter ended March 31, 1999, from 6.5% for the quarter ended March 31, 1998 due to the growth of the Company's portfolio relative to these expenses.

The tenant in the Company's Dallas, Texas Property has been experiencing liquidity problems. The Company has entered into an agreement with the tenant to defer $100,000 of its $268,000 monthly rent for the period March 1, 1999 to June 30, 1999.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters ended March 31, 1999 and 1998 ($000).

                                                             Quarter ended
                                                               March 31,
                                                          1999            1998
                                                        --------        --------
Net income                                              $  4,363        $  4,062
Add back:
     Depreciation and amortization of real estate          4,439           3,167
     Minority interest's share of net income               1,446             798
                                                        --------        --------
       Funds From Operations                            $ 10,248        $  8,027
                                                        ========        ========

Cash flows from operating activities                    $  9,223        $  6,231
Cash flows from investing activities                      (7,520)        (36,987)
Cash flows from financing activities                      (5,761)         31,974

The Company's dividends paid to shareholders and distributions paid to unitholders amounted to approximately 73.2% of the Company's Funds From Operations for the quarter ended March 31, 1999.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of March 31, 1999 the Company's variable rate indebtedness represented 15.1% of total long-term indebtedness. During the quarter ended March 31, 1999 this variable rate indebtedness had a weighted average interest rate of 6.66%. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been approximately $140,000 less.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - not applicable.

ITEM 2. Changes in Securities - not applicable.

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5. Other Information - not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

          (a) Exhibits -

              Exhibit No.     Exhibit

               27 Financial Data Schedule as of and for the three months ended March 31, 1999

          (b) Reports on Form 8-K filed during the quarter ended March 31, 1999.

              None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Lexington Corporate Properties Trust




Date: May 13, 1999                By: /s/ E. Robert Roskind
                                      ---------------------------------------
                                      E. Robert Roskind
                                      Chairman and Co-Chief Executive Officer



Date: May 13, 1999                By: /s/ Patrick Carroll
                                      ---------------------------------------
                                      Patrick Carroll
                                      Chief Financial Officer