Form 10-Q
period 1999-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 1999-08-13
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

                                     Yes x . No .

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,146,952 common shares, par value $.0001 per share on August 13, 1999.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 1999 (Unaudited) and December 31, 1998
                 (in thousands, except share and per share data)


                                                                                    June 30,          December 31,
                  ASSETS:                                                             1999               1998
                                                                                      ----               ----
Real estate, at cost                                                                $ 683,653         $ 675,793
Less:  accumulated depreciation and amortization                                       75,558            66,076
                                                                                    ---------         ---------
                                                                                      608,095           609,717

Cash and cash equivalents                                                               8,315            11,084
Restricted cash                                                                         3,470             3,545
Other assets, net                                                                      23,674            22,661
                                                                                    ---------         ---------
                                                                                    $ 643,554         $ 647,007
                                                                                    =========         =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages payable                                                                   $ 313,931         $ 300,279
Credit facility                                                                        42,822            52,621
Subordinated notes payable, including accrued interest                                  1,973             1,973
Origination fees payable, including accrued interest                                    6,812             5,849
Accounts payable and other liabilities                                                  4,688             6,760
                                                                                    ---------         ---------
                                                                                      370,226           367,482
Minority interests                                                                     70,848            74,381
                                                                                    ---------         ---------
                                                                                      441,074           441,863
                                                                                    ---------         ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference $25,000; 2,000,000 shares issued and outstanding                         24,369            24,369
                                                                                    ---------         ---------

Shareholders' equity:
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     17,112,703 and 17,103,532 shares issued and outstanding in 1999 and
     1998, respectively                                                                     2                 2
   Additional paid-in-capital                                                         242,336           241,924
   Deferred compensation, net                                                            (796)               --
   Accumulated distributions in excess of net income                                  (61,437)          (59,155)
                                                                                    ---------         ---------
                                                                                      180,105           182,771
   Less:  notes receivable from officers/shareholders                                  (1,994)           (1,996)
                                                                                    ---------         ---------
       Total shareholders' equity                                                     178,111           180,775
                                                                                    ---------         ---------
                                                                                    $ 643,554         $ 647,007
                                                                                    =========         =========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three and six months ended June 30, 1999 and 1998
               (Unaudited and in thousands, except per share data)


                                                            Three months ended                Six months ended
                                                                 June 30,                        June 30,
                                                           1999            1998             1999            1998
                                                           ----            ----             ----            ----
Revenues:

     Rental                                              $ 18,673        $ 14,478         $ 37,535        $ 27,455
     Interest and other                                       277             516              576           1,519
                                                         --------        --------         --------        --------
                                                           18,950          14,994           38,111          28,974
                                                         --------        --------         --------        --------
Expenses:

     Interest                                               6,991           5,371           14,132          10,016
     Depreciation and amortization of real estate           4,461           3,515            8,900           6,682
     Amortization of deferred expenses                        242             242              485             484
     General and administrative                             1,186             900            2,196           1,801
     Property operating                                       452             180              915             345
                                                         --------        --------         --------        --------
                                                           13,332          10,208           26,628          19,328
                                                         --------        --------         --------        --------

Income before gain (loss) on sale of properties
     and minority interests                                 5,618           4,786           11,483           9,646
Gain (loss) on sale of properties                             698            (388)             698            (388)
                                                         --------        --------         --------        --------

Income before minority interests                            6,316           4,398           12,181           9,258

Minority interests                                          1,447             961            2,949           1,759
                                                         --------        --------         --------        --------

           Net income                                    $  4,869        $  3,437         $  9,232        $  7,499
                                                         ========        ========         ========        ========



Net income per common share:
     Basic                                               $   0.25        $   0.17         $   0.47        $   0.38
     Diluted                                             $   0.24        $   0.17         $   0.47        $   0.37

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 1999 and 1998
                 (Unaudited and in thousands, except share data)


                                                                        1999              1998
                                                                        ----              ----
Net cash provided by operating activities                            $  18,525         $  14,285
                                                                     ---------         ---------

Cash flows from investing activities:
    Acquisitions of real estate, net                                    (7,638)         (115,967)
    Proceeds from sale of real estate, net                               5,398            24,113
                                                                     ---------         ---------
Net cash used in investing activities                                   (2,240)          (91,854)
                                                                     ---------         ---------

Cash flows from financing activities:
    Proceeds of mortgages and notes payable                             18,400            33,816
    Dividends to common and preferred shareholders                     (11,514)          (10,594)
    Principal payments on debt, excluding normal amortization           (5,513)               --
    Principal amortization payments                                     (4,902)           (2,493)
    Change in credit facility borrowing, net                            (9,799)           34,160
    Proceeds from issuance of limited partnership units                     --            23,449
    Cash distributions to minority partners                             (3,298)           (1,606)
    Proceeds from the issuance of common shares, net                       427               329
    Repurchase of common shares                                         (2,483)               --
    Other financing activities, net                                       (372)              514
                                                                     ---------         ---------

Net cash (used in) provided by financing activities                    (19,054)           77,575
                                                                     ---------         ---------

    Change in cash and cash equivalents                                 (2,769)                6
Cash and cash equivalents, at beginning of period                       11,084             3,640
                                                                     ---------         ---------
Cash and cash equivalents, at end of period                          $   8,315         $   3,646
                                                                     =========         =========

Supplemental disclosure of cash flow information:

    Cash paid during the period for interest                         $  14,162         $   9,724
                                                                     =========         =========
    Cash paid during the period for taxes                            $      66         $     114
                                                                     =========         =========

Supplemental disclosure of non-cash investing and financing activities:

    During 1999 and 1998, holders of an aggregate of 117,876 and 525,433 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $1,554 and $5,650, respectively.

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

    During 1998, the Company issued $5,780 in limited partnership units as partial satisfaction of the purchase price of real estate. The issuance of these units has been recorded as minority interests in the accompanying unaudited condensed consolidated balance sheets.

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999

          (Unaudited and in thousands, except share and per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of sixty-five net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships.

         The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income, which is distributed to its shareholders, provided that at least 95% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

         The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II.

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period.

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's preferred shares and exchangeable redeemable secured notes are excluded in the 1999 and 1998 computations since they are anti-dilutive. In addition the Company's operating partnership units are also excluded in the 1998 computations since they are anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 1999 and 1998.


                                                                        Three months ended              Six months ended
                                                                            June 30,                        June 30,
                                                                      1999            1998            1999            1998
                                                                      ----            ----            ----            ----
                                      BASIC

         Net income                                                $     4,869     $     3,437     $     9,232     $     7,499
         Less preferred dividends                                         (630)           (609)         (1,260)         (1,218)
                                                                   -----------     -----------     -----------     -----------
         Net income attributed to common shareholders              $     4,239     $     2,828     $     7,972     $     6,281
                                                                   ===========     ===========     ===========     ===========


         Weighted average number of common shares outstanding       16,965,118      16,758,370      17,003,654      16,637,214
                                                                   ===========     ===========     ===========     ===========

         Net income per common share - basic:                      $      0.25     $      0.17     $      0.47     $      0.38
                                                                   ===========     ===========     ===========     ===========


                                     DILUTED

         Net income attributed to common shareholders              $     4,239     $     2,828     $     7,972     $     6,281
         Add incremental income attributed to assumed
             conversion of dilutive securities                           1,397              --           2,843              --
                                                                   -----------     -----------     -----------     -----------
         Net income attributed to common shareholders              $     5,636     $     2,828     $    10,815     $     6,281
                                                                   ===========     ===========     ===========     ===========



         Weighted average number of shares used in calculation
             of basic earnings per share                            16,965,118      16,758,370      17,003,654      16,637,214
         Add incremental shares representing:
             Shares issuable upon exercise of employee stock
               options                                                  14,280         197,337          18,602         222,180
             Shares issuable upon conversion of dilutive
               securities                                            6,148,875              --       6,169,354              --
                                                                   -----------     -----------     -----------     -----------
         Weighted average number of shares used in calculation
             of diluted earnings per common share                   23,128,273      16,955,707      23,191,610      16,859,394
                                                                   ===========     ===========     ===========     ===========

         Net income per common share - diluted:                    $      0.24     $      0.17     $      0.47     $      0.37
                                                                   ===========     ===========     ===========     ===========

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

(3)      Investments in Real Estate

         The Company purchased a property in Henderson, North Carolina leased to Corporate Express Office Products, Inc. for $7,300. The lease, which expires January 31, 2014, provides for annual revenues of $791.

         The Company sold two properties which are located in Cottondale, Alabama (leased to Johnson Controls, Inc.) and Jacksonville, Alabama (leased to Wal-Mart Stores, Inc.) for net proceeds of approximately $5,398 resulting in a gain of approximately $698. The Jacksonville, Alabama property was sold to an affiliate of a Co-Chief Executive Officer of the Company.

         The following unaudited pro forma operating information for the six months ended June 30, 1999 and 1998 has been prepared as if the 1999 and 1998 acquisitions and dispositions had been consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                                                         Pro forma
                                                                     Six months ended
                                                                          June 30,
                                                                    1999            1998
                                                                    ----            ----
         Revenues                                                  $37,927        $38,351
         Net income                                                $ 8,361        $ 9,229
         Net income per common share:
             Basic                                                 $ 0.42         $  0.48
             Diluted                                               $ 0.42         $  0.48

(4)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of June 30, 1999, the total number of limited partnership units of LCIF and LCIF II outstanding was 6,143,785. These units, subject to certain adjustments through the date of redemption, require distributions per unit in varying amounts up to $1.20 per annum and have a current average distribution of $1.09 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(5)      Mortgages Payable

         During the six months ended June 30, 1999 the Company:

         (i) Obtained a $11,480 mortgage-bearing interest at 7.80% secured by its Livonia, Michigan Properties. The mortgage, which matures April 2009, provides for annual principal and interest payments of approximately $992 and a balloon payment at maturity of $10,000.

         (ii) Obtained a $4,700 mortgage-bearing interest at 7.39% secured by its Henderson, North Carolina Property. The mortgage, which matures May 2009, provides for annual principal and interest payments of approximately $417 and a balloon payment at maturity of $3,800.

         (iii) Obtained a $2,180 mortgage-bearing interest at 7.375% secured by its Baton Rouge, Louisiana Property. The mortgage, which matures February 2009, provides for annual principal and interest payments of approximately $208 and a balloon payment at maturity of $1,500.

         (iv) Satisfied its $5,500 balloon mortgage payment due on its Phoenix, Arizona Property. The mortgage had an interest rate of 10.75% per annum.

(6)      Subsequent Events

         The Company entered into a joint venture agreement with the New York State Common Retirement Fund ("NYSCRF") to purchase office and industrial properties net leased to single tenant users. The Company and NYSCRF will make equity contributions of up to $50 million and $100 million, respectively, to the joint venture, which will then borrow up to $278 million in secured debt to purchase properties. In addition to its one-third economic interest, the Company's affiliate, Lexington Realty Advisors, Inc., will earn annual asset management fees of 2% of cash rents and acquisition fees of 0.75% of aggregate purchase price.

         The Company declared a $0.30 and $0.315 dividend on its common and preferred shares, respectively, for shareholders of record on July 30, 1999, payable August 16, 1999.

         The Company purchased a 108,000 square foot office building located in Herndon, Virginia net leased to NEC America, Inc. for approximately $19,000. The lease, which expires August 15, 2009 and contains two 5 year renewal options, provides for annual rental revenues of approximately $2,000. The purchase was partially financed through a $12,375 mortgage note. The mortgage note, which bears interest at 7.6% and matures in August 2009, provides for annual principal and interest payments of $1,107 and a balloon payment of $9,891 at maturity.

         The Company increased its net borrowing on its line of credit by $4,800.

         The Company sold a property in Columbia, South Carolina (leased to Stone Container Corp.) for net proceeds of approximately $4,735 resulting in a gain of approximately $530. The property was sold to an affiliate of a Co-Chief Executive Officer of the Company.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially failure to continue to qualify as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, change in interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties.

As of June 30, 1999, the Company owned sixty-five real estate properties or interests therein (the "Properties).

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 1999, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately 11.0 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. Sixty-four of the sixty- five properties are currently leased.

During the six months ended June 30, 1999, the Company acquired a property for $7.3 million at an unleveraged average annual yield of 10.84% and sold two properties for $5.5 million resulting in a gain of approximately $698,000.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 1999, the leases on the Properties generated approximately $37.5 million in revenue compared to $27.5 million during the same period in 1998.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company paid a dividend of $.27 per share to common shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998; $0.30 per share in respect of the third and fourth quarters of 1998 and the first quarter of 1999. The Company declared a dividend in respect of the second quarter of 1999, in the amount of $.30 per share to shareholders of record as of July 30, 1999 to be paid on August 16, 1999. The Company's annualized dividend rate is currently $1.20 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares of the Company on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of June 30, 1999.

                                                                      Current                     Total
Redeemable                                                          Annualized                 Annualized
for Shares of                               Number                   Per Unit                 Distribution
Common Shares as of:                       of Units                Distribution                  ($000)
-------------------                     ------------               ------------              --------------
At any time                                2,370,524              $    1.20                   $      2,845
At any time                                1,273,368                   1.08                          1,375
At any time                                  134,110                   1.12                            150
September 1999                             1,729,227                   1.20                          2,075
December 1999                                214,802                   1.20                            258
January 2003                                  13,698                    -                              -
March 2004                                    52,335                   0.27                             14
March 2004                                    27,314                    -                              -
November 2004                                 35,400                    -                              -
March 2005                                    38,661                    -                              -
January 2006                                 207,728                    -                              -
February 2006                                 34,852                    -                              -
May 2006                                      11,766                   0.29                              3
                                        ------------                   ----                     ----------
       Total                               6,143,785              $    1.09                   $      6,720
                                        ============                   ====                     ==========

Financing

Revolving Credit Facility. As of June 30, 1999, the amount outstanding on the Company's credit facility was approximately $42.8 million, bore interest at 6.305% per annum and had $14.0 million available for additional borrowings.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 1999, a total of forty-nine properties were subject to outstanding mortgages, which had an aggregate principal amount of $313.9 million. The weighted average interest rate on the Company's mortgages and notes payable, including line of credit borrowings, on such date was approximately 7.65%.

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

The Company has been taking the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The Company has determined that it will not be necessary to modify, update or replace its computer hardware and software applications.

The vendor that provides the Company's existing general ledger software has released a Year 2000 compliant version of its product, which the Company is currently using. The cost of the general ledger system did not have a material effect on the Company's financial condition or results of operations.

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

Results of Operations ($000)

                                                              Three months ended                      Six months ended
                                                                   June 30,                               June 30,
                                                                            Increase                                 Increase
Selected Income Statement Data                       1999        1998      (Decrease)        1999         1998      (Decrease)
                                                     ----        ----      ----------        ----         ----      ----------
Total revenues                                      $18,950      $14,994      $3,956       $38,111       $28,974      $ 9,137
     Rental                                          18,673       14,478       4,195        37,535        27,455       10,080
     Interest and other                                 277          516        (239)          576         1,519         (943)

Total expenses                                       13,332       10,208       3,124        26,628        19,328        7,300
     Interest                                         6,991        5,371       1,620        14,132        10,016        4,116
     Depreciation & amortization of real estate       4,461        3,515         946         8,900         6,682        2,218
     General & administrative                         1,186          900         286         2,196         1,801          395
     Property operating                                 452          180         272           915           345          570

     Net Income                                       4,869        3,437       1,432         9,232         7,499        1,733

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The decrease in interest and other revenue was primarily due to income recorded on the Newark, California Property, which was sold during the second quarter of 1998, and interest income earned on the increased escrow deposits. The increase in interest expense due to the growth of the Company's portfolio was partially offset by a reduction in the weighted average interest rate to 7.61% as of June 30, 1999 from 7.91% as of June 30, 1998, due to debt refinancings and repayments. The Company's general and administrative expenses decreased as a percentage of revenue to 5.76% for the six months ended June 30, 1999, from 6.21% for the six months ended June 30, 1998 due to the growth of the Company's portfolio relative to these expenses. The increase in property operating expenses relates to the vacancy of the Memphis property and certain landlord operating expense responsibilities for the Palm Beach Gardens, Florida property.

The tenant in the Company's Dallas, Texas Property has been experiencing liquidity problems. The Company entered into an agreement with the tenant which deferred $100,000 of its $268,000 monthly rent for the period March 1, 1999 to June 30, 1999 and will defer $126,000 of its monthly rent from July 1, 1999 to September 30, 1999.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the three and six months ended June 30, 1999 and 1998 ($000).

                                                                 Three months ended          Six months ended
                                                                       June 30,                   June 30,
                                                                 1999          1998          1999           1998
                                                                 ----          ----          ----           ----
Net income                                                     $  4,869      $  3,437      $  9,232      $  7,499
Adjustments:
     Depreciation and amortization of real estate                 4,461         3,515         8,900         6,682
     (Gain) loss on sale of properties                             (698)          388          (698)          388
     Minority interest's share of net income                      1,397           961         2,843         1,759
                                                               --------      --------      --------      --------
       Funds From Operations                                   $ 10,029      $  8,301      $ 20,277      $ 16,328
                                                               ========      ========      ========      ========

Cash flows from operating activities                           $  9,302      $  8,054      $ 18,525      $ 14,285
Cash flows from investing activities                              5,280       (54,867)       (2,240)      (91,854)
Cash flows from financing activities                            (13,293)       45,601       (19,054)       77,575

The Company's aggregate dividends paid to shareholders and distributions paid to unit holders amounted to approximately 73.0% of the Company's Funds From Operations for the six months ended June 30, 1999.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of June 30, 1999 the Company's variable rate indebtedness represented 11.7% of total long-term indebtedness. During the three and six months ended June 30, 1999 this variable rate indebtedness had a weighted average interest rate of 6.62% and 6.33%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been approximately $124,000 and $242,000 less for the three and six months ended June 30, 1999, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders -

                  At the Company's Annual Meeting of Shareholders held on May 19, 1999, the following action was taken:

                  The shareholders elected the seven individuals nominated to serve as trustees of the Company until the 2000 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                                                    For                       Withheld
                                                                    ---                       --------
                  E. Robert Roskind                              16,783,311                   240,279
                  Richard J. Rouse                               16,785,731                   237,859
                  T. Wilson Eglin                                16,786,581                   237,009
                  Carl D. Glickman                               16,818,800                   204,790
                  Kevin W. Lynch                                 16,826,153                   197,437
                  John D. McGurk                                 16,826,053                   197,537
                  Seth M. Zachary                                16,779,504                   244,086

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits -

                           Exhibit No.      Exhibit

                               27 Financial Data Schedule as of and for the six months ended June 30, 1999

                  (b) Reports on Form 8-K filed during the quarter ended June 30, 1999.

                           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  Lexington Corporate Properties Trust




Date:   August 13, 1999           By: /s/       E. ROBERT ROSKIND
     -------------------             ------------------------------------------
                                       E. Robert Roskind
                                       Chairman and Co-Chief Executive Officer



Date:   August 13, 1999           By: /s/ PATRICK CARROLL
     -------------------             ------------------------------------------
                                       Patrick Carroll
                                       Chief Financial Officer and Treasurer