Form 10-Q
period 1999-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 1999-11-12
CIK 910108

                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,218,560 common shares, par value $.0001 per share on November 10, 1999.

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
            September 30, 1999 (Unaudited) and December 31, 1998
                (in thousands, except share and per share data)


                                                      September 30,    December 31,
            ASSETS:                                       1999             1998
                                                        --------         ------
Real estate, at cost                                    $ 679,826        $ 675,793
Less:  accumulated depreciation and amortization           78,979           66,076
                                                        ---------        ---------
                                                          600,847          609,717

Cash and cash equivalents                                   6,201           11,084
Restricted cash                                             2,512            3,545
Investment in unconsolidated entities                       4,223               --
Other assets, net                                          41,734           22,661
                                                        ---------        ---------
                                                        $ 655,517        $ 647,007
                                                        =========        =========

            LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages payable                                       $ 311,752        $ 300,279
Credit facility borrowings                                 58,921           52,621
Subordinated notes payable, including accrued
  interest                                                  1,936            1,973
Origination fees payable, including accrued
  interest                                                  6,827            5,849
Accounts payable and other liabilities                      5,139            6,760
                                                        ---------        ---------
                                                          384,575          367,482
Minority interests                                         69,008           74,381
                                                        ---------        ---------
                                                          453,583          441,863
                                                        ---------        ---------


Preferred shares, par value $0.0001 per share;
  authorized 10,000,000 shares. Class A Senior
  Cumulative Convertible Preferred, liquidation
  preference $25,000; 2,000,000 shares issued
  and outstanding                                          24,369           24,369
                                                        ---------        ---------

Shareholders' equity:
  Common shares, par value $0.0001 per share,
    authorized 40,000,000 shares, 16,997,285 and
    17,103,532 shares issued and outstanding in
    1999 and 1998, respectively                                 2                2

  Additional paid-in-capital                              241,126          241,924
  Deferred compensation, net                                 (749)              --
  Accumulated distributions in excess
    of net income                                         (60,822)         (59,155)
                                                        ---------        ---------
                                                          179,557          182,771
  Less:  notes receivable from
    officers/shareholders                                  (1,992)          (1,996)
                                                        ---------        ---------
                                                          177,565          180,775
                                                        ---------        ---------
                                                        $ 655,517        $ 647,007
                                                        =========        =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             Three and nine months ended September 30, 1999 and 1998
               (Unaudited and in thousands, except per share data)


                                                Three months ended            Nine months ended
                                                  September 30,                 September 30,
                                                1999           1998          1999            1998
                                              --------       --------      --------         ------
Revenues:

   Rental                                     $ 18,796       $ 16,869       $ 56,331       $ 44,324
   Interest and other                              412            286            988          1,805
                                              --------       --------       --------       --------
                                                19,208         17,155         57,319         46,129
                                              --------       --------       --------       --------

   Interest                                      7,188          6,271         21,320         16,287
   Depreciation and amortization
     of real estate                              4,425          4,057         13,325         10,739
   Amortization of deferred expenses               241            249            726            733
   General and administrative                    1,188          1,184          3,384          2,985
   Property operating                              436            257          1,351            602
                                              --------       --------       --------       --------
                                                13,478         12,018         40,106         31,346
                                              --------       --------       --------       --------

Income before gain (loss) on sale
   of properties and minority interests          5,730          5,137         17,213         14,783
Gain (loss) on sale of properties                2,351             --          3,049           (388)
                                              --------       --------       --------       --------

Income before minority interests                 8,081          5,137         20,262         14,395

Minority interests                               1,731          1,006          4,680          2,765
                                              --------       --------       --------       --------

        Net income                            $  6,350       $  4,131       $  15,582      $ 11,630
                                              ========       ========       ========       ========


Net income per common share:
   Basic                                      $   0.34       $   0.21       $   0.81       $   0.58
   Diluted                                    $   0.32       $   0.20       $   0.79       $   0.58



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1999 and 1998
                      (Unaudited and dollars in thousands)


                                                             1999           1998
                                                           -------        ------
Net cash provided by operating activities                 $  30,107        $  22,105
                                                          ---------        ---------

Cash flows from investing activities:
   Acquisitions of real estate, net                         (26,741)        (133,740)
   Proceeds from sale of real estate, net                    19,465           24,113
   Joint venture investment                                  (4,223)              --
   Real estate deposits                                     (17,481)              --
                                                          ---------        ---------
Net cash used in investing activities                       (28,980)        (109,627)
                                                          ---------        ---------

Cash flows from financing activities:
   Proceeds of mortgages and notes payable                   30,775           55,148
   Dividends to common and preferred shareholders           (17,249)         (16,150)
   Principal payments on debt, excluding normal
     amortization                                            (5,513)          (9,982)
   Principal amortization payments                           (8,709)          (3,826)
   Change in credit facility borrowing, net                   6,300           41,221
   Proceeds from issuance of limited partnership
     units                                                       --           23,449
   Cash distributions to minority partners                   (4,937)          (2,722)
   Proceeds from the issuance of common shares, net             615              492
   Repurchase of common shares                               (5,830)            (654)
   Other financing activities, net                           (1,462)           2,016
                                                          ---------        ---------
Net cash (used in) provided by financing activities          (6,010)          88,992
                                                          ---------        ---------

   Change in cash and cash equivalents                       (4,883)           1,470
Cash and cash equivalents, at beginning of period            11,084            3,640
                                                          ---------        ---------
Cash and cash equivalents, at end of period               $   6,201        $   5,110
                                                          =========        =========

Supplemental disclosure of cash flow information:

   Cash paid during the period for interest               $  22,654        $  16,176
                                                          =========        =========
   Cash paid during the period for taxes                  $      81        $     183
                                                          =========        =========

Supplemental disclosure of non-cash investing and financing activities:

   During 1999 and 1998, holders of an aggregate of 254,964 and 525,433 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $3,486 and $5,650, respectively.

   During 1999, the Company issued 69,850 common shares to certain employees and trustees resulting in $877 of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

   During 1999, the purchaser of two of the Company's real estate properties assumed mortgage debt of approximately $10,156.

   During 1998, the Company issued 131,000 common shares to two officers in exchange for notes aggregating $1,998 which mature on February 14, 2003, bear interest at 7.6% per annum and are secured by the common shares issued.

   During 1998, the Company issued $25,596 in limited partnership units as partial satisfaction of the purchase price of real estate. The issuance of these units has been recorded as minority interests in the accompanying unaudited condensed consolidated balance sheets.

   During 1998, the Company assumed indebtedness of $42,226 as partial satisfaction of the purchase price of real estate.


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

            LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999

              (Unaudited and in thousands, except share and per share data)

(1)   The Company

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of sixty-four net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships.

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

(2)   Summary of Significant Accounting Policies

      Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF") and Lepercq Corporate Income Fund II L.P. ("LCIF II"). The Company is the sole general partner and majority limited partner of LCIF and LCIF II. The Company accounts for its investments in non-controlled entities under the equity method of accounting.

      Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period.

      Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities, which can include operating partnership units, preferred shares and exchangeable redeemable secured notes. The Company's preferred shares are excluded from the nine months of 1999 and 1998 calculations and the three months of 1998 calculation and the exchangeable redeemable secured notes are excluded from the 1998 calculations since they are anti-dilutive.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 1999 and 1998.

                                                            Three months ended                            Nine months ended
                                                              September 30,                                 September 30,
                                                       1999                   1998                 1999                    1998
                                                       ----                   ----                 ----                    ----
                                      BASIC

      Net income                                     $      6,350          $      4,131          $     15,582          $     11,630
      Less preferred dividends                               (630)                 (630)               (1,890)               (1,848)
                                                     ------------          ------------          ------------          ------------
      Net income attributed to
        common shareholders                          $      5,720          $      3,501          $     13,692          $      9,782
                                                     ============          ============          ============          ============


      Weighted average number of common
        shares outstanding                             16,923,101            17,057,436            16,976,508            16,778,827
                                                     ============          ============          ============          ============


      Net income per common share - basic:           $       0.34          $       0.21          $       0.81          $       0.58
                                                     ============          ============          ============          ============

                                     DILUTED

      Net income attributed to common
        shareholders                                 $      5,720          $      3,501          $     13,692          $      9,782
      Add incremental income attributed
        to assumed conversion of dilutive
        securities                                          2,809                   992                 6,022                 2,672
                                                     ------------          ------------          ------------          ------------
      Net income attributed to common
        shareholders                                 $      8,529          $      4,493          $     19,714          $     12,454
                                                     ============          ============          ============          ============


      Weighted average number of shares used
         in calculation of basic earnings
         per share                                     16,923,101            17,057,436            16,976,508            16,778,827
      Add incremental shares representing:
         Shares issuable upon exercise of
         employee stock options                            20,829                90,336                19,346               181,698
         Shares issuable upon conversion
         of dilutive securities                         9,940,208             5,133,917             8,041,086             4,639,221
                                                     ------------          ------------          ------------          ------------
      Weighted average number of shares
         used in calculation of diluted
         earnings per common share                     26,884,138            22,281,689            25,036,940            21,599,746
                                                     ============          ============          ============          ============

      Net income per common share - diluted:         $       0.32          $       0.20          $       0.79          $       0.58
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

(3)   Investments in Real Estate

      During 1999, the Company purchased a property for $7,300 in Henderson, North Carolina leased to Corporate Express Office Products, Inc., whose lease expires January 31, 2014, and provides for annual revenue of $791. The Company also purchased a property for $19,100 in Herndon, Virginia leased to NEC America, Inc., whose lease expires August 12, 2009, and provides for annual revenue of $2,006.

      The Company sold five properties which are located in Cottondale, Alabama (leased to Johnson Controls, Inc.); Jacksonville, Alabama (leased to Wal-Mart Stores, Inc.); Columbia, South Carolina (leased to Stone Container Corp.); San Diego, California (leased to Cymer, Inc.) and Phoenix, Arizona (leased to Bull HN Information Systems, Inc.) for an aggregate sales price of approximately $30,200 resulting in a gain of approximately $3,100. All the properties, except Cottondale, Alabama, were sold to an affiliate of a Co-Chief Executive Officer of the Company.

      The following unaudited pro forma operating information for the nine months ended September 30, 1999 and 1998 has been prepared as if the 1999 and 1998 acquisitions and dispositions had been consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                                         Pro forma
                                                     Nine months ended
                                                       September 30,
                                                1999                   1998
                                                ----                   ----
      Revenues                                $56,559                $57,437
      Net income                              $12,317                $13,729
      Net income per common share:
         Basic                                $  0.61                $  0.71
         Diluted                              $  0.61                $  0.70

      The Company entered into a 10-year lease for its Memphis, Tennessee property effective November 1, 1999. The annual net revenue under the lease is $686.

(4)   Joint Venture Investments

      The Company has an investment in a real estate joint venture. The business of the joint venture is to acquire, finance, hold for investment and sell single tenant net leased real estate.

      The real estate investment, which was made on September 15, 1999, is a 341,000 square foot office property located in Houston, Texas net leased to Vastar Resources, Inc. for annual rental payments of $3,437 through September 2009. The purchase price of $34,800 was partially funded through a 10-year, $22,750 non-recourse mortgage note bearing interest at 7.58% which provides for annual principal and interest payments of $2,032 with a balloon payment of $18,229 at maturity. The remaining funding was provided by a 12-year, $11,008 participating loan from Lexington Acquiport LLC, a joint venture between the Company and New York State Common Retirement Fund, with the balance of the purchase price funded by the Company. The participating note has a current annual interest rate of 6.9% and a 50% participation in operating cash flows of the property, as defined. The note is convertible, at the holder's option, into an equity position in the underlying property.

      Summarized financial information for the underlying real estate investment as of and for the period ended September 30, 1999 is as follows:

                                               1999
                                               ----
      Real estate, net                      $  35,269
      Other assets                                885
                                              -------
                                            $  36,154
                                              =======

      Mortgage payable                      $  22,750
      Note payable                             11,008
      Other liabilities                           633
      Equity                                    1,763
                                              -------
                                            $  36,154
                                              =======

                                               1999
                                               ----
      Rental revenue                        $     134
      Interest expense                           (111)
      Depreciation of real estate                 (29)
      Other                                        (7)
                                              -------
         Net loss                           $     (13)
                                              =======

      Included in interest and other income in the accompanying statement of income is approximately $40 representing the Company's equity in the loss of the unconsolidated entities.

(5)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

      As of September 30, 1999, the total number of limited partnership units of LCIF and LCIF II outstanding was 6,006,697. These units, subject to certain adjustments through the date of redemption, require distributions per unit in varying amounts up to $1.20 per annum and have a current average distribution of $1.09 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(6)   Mortgages Payable

      During the nine months ended September 30, 1999 the Company:

      (i) Obtained a $11,480 mortgage, bearing interest at 7.80% secured by its Livonia, Michigan Properties. The mortgage, which matures April 2009, provides for annual principal and interest payments of approximately $992 and a balloon payment at maturity of $10,000.

      (ii) Obtained a $4,700 mortgage, bearing interest at 7.39% secured by its Henderson, North Carolina Property. The mortgage, which matures May 2009, provides for annual principal and interest payments of approximately $417 and a balloon payment at maturity of $3,800.

      (iii) Obtained a $2,180 mortgage, bearing interest at 7.375% secured by its Baton Rouge, Louisiana Property. The mortgage, which matures February 2009, provides for annual principal and interest payments of approximately $208 and a balloon payment at maturity of $1,500.

      (iv) Satisfied its $5,500 balloon mortgage payment due on its Phoenix, Arizona Property. The mortgage had an interest rate of 10.75% per annum.

      (v) Obtained a $12,375 mortgage, bearing interest at 7.60% secured by its Herndon, Virginia Property. The mortgage, which matures September 2010, provides for annual principal and interest payments of approximately $1,107 and a balloon payment at maturity of $9,740.

      (vi) As partial consideration for the sale of two properties, the purchaser assumed $10,156 in mortgage debt at a weighted average interest rate of 7.84%.

(7)   Subsequent Events

      The Company declared a $0.30 and $0.315 dividend on its common and preferred shares, respectively, for shareholders of record on November 1, 1999, payable November 15, 1999.

      The Company purchased a 348,410 square foot office building located in Columbia, South Carolina net leased to Blue Cross Blue Shield of South Carolina for approximately $42,500. The lease, which expires September 30, 2009 and contains two 5-year renewal options, provides for annual rental revenues of approximately $4,907. The purchase was partially financed through a $25,300 mortgage note. The mortgage note, which bears interest at 7.85%, matures in September 2009, provides for annual principal and interest payments of $2,196 and a balloon payment of $22,551 at maturity.

      The Company has repurchased 317,311 common shares/units at an average price of $9.64 per share/unit.

      The Company issued 287,888 common shares in connection with a merger of a private corporation. The assets of the corporation consisted of $3,900 and the right to complete a tax-free exchange by acquiring two properties for $13,400.

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

As of September 30, 1999, the Company owned sixty-four real estate properties or interests therein (the "Properties).

Liquidity and Capital Resources

Real Estate Assets. As of September 30, 1999, the Company's real estate assets, including joint venture investments, were located in twenty-nine states and contained an aggregate of approximately 11.0 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. All of the sixty- four properties are currently leased.

During the nine months ended September 30, 1999, the Company acquired two properties for $26.4 million at an unleveraged average annual yield of 10.59% and sold five properties for an aggregate price of $30.2 million resulting in a gain of approximately $3.0 million.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 1999, the leases on the Properties generated approximately $56.3 million in revenue compared to $44.3 million during the same period in 1998.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company paid a dividend of $.27 per share to common shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998; $0.30 per share in respect of the third and fourth quarters of 1998 and the first and second quarters of 1999. The Company declared a dividend in respect of the third quarter of 1999, in the amount of $.30 per share to shareholders of record as of November 1, 1999 to be paid on November 15, 1999. The Company's annualized dividend rate is currently $1.20 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares of the Company on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of September 30, 1999.

                                               Current             Total
Redeemable                                   Annualized         Annualized
for Shares of                Number           Per Unit         Distribution
Common Shares as of:        of Units         Distribution         ($000)
-------------------        ----------        -------------     ------------
At any time                3,962,663           $1.20           $   4,755
At any time                1,273,368            1.08               1,375
At any time                  134,110            1.12                 150
December 1999                214,802            1.20                 258
January 2003                  13,698               -                   -
March 2004                    52,335            0.27                  14
March 2004                    27,314               -                   -
November 2004                 35,400               -                   -
March 2005                    38,661               -                   -
January 2006                 207,728               -                   -
February 2006                 34,852               -                   -
May 2006                      11,766            0.29                   3
                           ---------           -----           ---------
     Total                 6,006,697           $1.09           $   6,555
                           =========           =====           =========

Subsequent to September 30, 1999, the Company purchased 161,218 of these Units at an average price of $9.32 per Unit. An additional 72,252 Units were redeemed for common shares.

Financing

Revolving Credit Facility. As of September 30, 1999, the amount outstanding on the Company's credit facility was approximately $58.9 million, bore interest at 6.8125% per annum and had $8.4 million available for additional borrowings. Subsequent to September 30, 1999 a letter of credit issued by the Company was cancelled, increasing the amount available for borrowing under the credit facility to $11.3 million.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 1999, a total of forty-eight properties were subject to outstanding mortgages, which had an aggregate principal amount of $311.8 million. The weighted average interest rate on the Company's mortgages and notes payable, including line of credit borrowings, on such date was approximately 7.38%.

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

The Company's properties, which have no scheduled lease expirations prior to August 17, 2000, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Company has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The costs associated with the effect to make the embedded systems Year 2000 compliant are the tenants' responsibility. However, no assurances can be given that the Properties embedded systems will be Year 2000 compliant by December 31, 1999 and compliance costs, if any, incurred by the Company would not be significant.

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

Management has closely monitored the Company's entire Year 2000 compliance function. At this time, the Company has not developed and does not anticipate developing any contingency plans with respect to Year 2000 issues.

Results of Operations ($000)

                                                     Three months ended                              Nine months ended
                                                       September 30,                                   September 30,
                                                                                                                        Increase
Selected Income Statement Data              1999             1998           Increase         1999          1998         (Decrease)
                                           ------           ------          --------        ------        ------        ----------
Total revenues                            $ 19,208         $ 17,155         $  2,053       $ 57,319       $ 46,129       $ 11,190
   Rental                                   18,796           16,869            1,927         56,331         44,324         12,007
   Interest and other                          412              286              126            988          1,805           (817)

Total expenses                              13,478           12,018            1,460         40,106         31,346          8,760
   Interest                                  7,188            6,271              917         21,320         16,287          5,033
   Depreciation & amortization of
     real estate                             4,425            4,057              368         13,325         10,739          2,586
   General & administrative                  1,188            1,184                4          3,384          2,985            399
   Property operating                          436              257              179          1,351            602            749

   Net Income                                6,350            4,131            2,219         15,582         11,630          3,952

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The decrease in interest and other income for the nine month period was primarily due to income recorded on the Newark, California Property, which was sold during the second quarter of 1998, and interest income earned on the increased escrow deposits. The increase in interest expense due to the growth of the Company's portfolio was partially offset by a reduction in the weighted average interest rate to 7.38% as of September 30, 1999 from 7.71% as of September 30, 1998, due to debt refinancings and repayments. The Company's general and administrative expenses decreased as a percentage of revenue to 6.18% and 5.90% for the three and nine months ended September 30, 1999, respectively, from 6.90% and 6.47% for the three and nine months ended September 30, 1998 due to the growth of the Company's portfolio relative to these expenses. The increase in property operating expenses relates to the previous vacancy of the Memphis property and certain landlord operating expense responsibilities for the Palm Beach Gardens, Florida property.

The tenant in the Company's Dallas, Texas Property has been experiencing liquidity problems. The Company entered into an agreement with the tenant who deferred $100,000 of its $268,000 monthly rent for the period March 1, 1999 to June 30, 1999 and $126,000 of its monthly rent from July 1, 1999 to November 30, 1999.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the three and nine months ended September 30, 1999 and 1998 ($000).

                                                        Three months ended                      Nine months ended
                                                          September 30,                           September 30,
                                                       1999             1998                1999               1998
                                                       ----             ----                ----               ----
Net income                                         $   6,350          $   4,131          $  15,582          $  11,630
Adjustments:
   Depreciation and amortization of
     real estate                                       4,425              4,057             13,325             10,739
   (Gain) loss on sale of properties                  (2,351)                --             (3,049)               388
   Minority interest's share of net income             1,679              1,006              4,522              2,765
   Joint venture adjustment                               29                 --                 29                 --
                                                   ---------          ---------          ---------          ---------
     Funds From Operations                         $  10,132          $   9,194          $  30,409          $  25,522
                                                   =========          =========          =========          =========

Cash flows from operating activities               $  11,582          $   7,820          $  30,107          $  22,105
Cash flows from investing activities                 (26,740)           (17,773)           (28,980)          (109,627)
Cash flows from financing activities                  13,044             11,417             (6,010)            88,992

The Company's aggregate dividends paid to shareholders and distributions paid to unit holders amounted to approximately 73.2% of the Company's Funds From Operations for the nine months ended September 30, 1999.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of September 30, 1999 the Company's variable rate indebtedness represented 15.5% of total long-term indebtedness. During the three and nine months ended September 30, 1999 this variable rate indebtedness had a weighted average interest rate of 6.61%. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been approximately $124 and $390 less for the three and nine months ended September 30, 1999, respectively.

                            PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5            Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                  (a)   Exhibits -

                  Exhibit No.       Exhibit
                  -----------       -------
                     27            Financial Data Schedule as of and for the
                                   nine months ended September 30, 1999

                  (b) Reports on Form 8-K filed during the quarter ended
                      September 30, 1999.

                      There was one 8-K filed during the quarter ended September 30, 1999.

                      (i) Form 8-K dated July 14, 1999, filed August 3, 1999.
                          Announced that the Company entered into a joint venture agreement.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Lexington Corporate Properties Trust

Date:   November 12, 1999                By: /s/ E. ROBERT ROSKIND
                                            ----------------------------------
                                             E. Robert Roskind
                                             Chairman and Co-Chief Executive
                                             Officer

Date:   November 12, 1999                By: /s/ PATRICK CARROLL
                                            ----------------------------------
                                             Patrick Carroll
                                             Chief Financial Officer and
                                             Treasurer