Form 10-K405
period 1999-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2000-03-16
CIK 910108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             TITLE OF EACH CLASS
----------------------------------------------   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                               ----------------------------------------------
       COMMON SHARES, PAR VALUE $.0001                    NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant as of February 29, 1999 was $170,753,732.

     Number of common shares outstanding as of February 29, 2000 was 17,160,321.

     Number of preferred shares outstanding as of February 29, 2000 was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for Registrant's 2000 Annual Meeting of Shareholders is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K Annual Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are continued qualification as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults or financial difficulties, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1.  BUSINESS

GENERAL

     Lexington Corporate Properties Trust (the "Company"), is a self-managed and self-administered real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties. The Company's predecessor was organized in October 1993 and merged into the Company on December 31, 1997.

     As of December 31, 1999, the Company's real property portfolio consisted of 66 properties (or interests therein) (the "Properties") located in twenty-eight states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 11.4 million net rentable square feet of space. The Company's Properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance.

     The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. As of December 31, 1999 the five largest tenants/guarantors, which occupy twelve Properties, represented 38.1% of annualized revenues:

                                                          % OF
                                                         RENTAL
                   TENANT/GUARANTOR                      REVENUE      PROPERTY TYPES
                   ----------------                      -------   ---------------------
Kmart Corporation -- 1 property........................   11.4%    Industrial
Northwest Pipeline Corp. -- 1 property.................   10.9%    Office
Exel Logistics, Inc. -- 4 properties...................    6.3%    Industrial
Honeywell, Inc. -- 3 properties........................    5.1%    Office
Circuit City Stores, Inc. -- 3 properties..............    4.4%    Office (1) Retail (2)
                                                          ----
                                                          38.1%
                                                          ====

     As of December 31, 1998 and 1997 the five largest tenants/guarantors represented 39.3% and 48.1% of annualized revenues, respectively. Northwest Pipeline Corp. and Kmart Corporation are the only current tenants that represented greater than 10% of annualized revenues in 1998 and Northwest Pipeline Corp. was the only current tenant that represented greater than 10% of annualized revenue in 1997.

OBJECTIVES AND STRATEGY

     The Company's primary objectives are to increase Funds From Operations, cash available for distribution per share to its shareholders, and net asset value per share. In an effort to obtain these objectives management focuses on:

     - effectively managing assets through lease extensions, revenue enhancing property expansions, opportunistic property sales and redeployment of assets, when advisable;

     - acquiring portfolios and individual net lease properties from third parties, completing sale/leaseback transactions, acquiring build-to-suit properties and opportunistic use of our operating partnership units;

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

     Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule. Since February 1994, the Company has entered into lease extensions of three years or more on 13 of its Properties.

     As of December 31, 1999, the scheduled lease maturities for each of the next five years are as follows:

                                         NUMBER                      CURRENT          % OF
                                           OF         SQUARE         ANNUAL        ANNUALIZED
                                         LEASES       FOOTAGE     RENT ($000'S)      RENTS
                                        ---------    ---------    -------------    ----------
2000..................................      2          249,240       $  654           0.83%
2001..................................      3          522,224        2,663           3.40%
2002..................................      4          653,386        2,833           3.62%
2003..................................      1          179,280        1,900           2.43%
2004..................................      2          175,000          789           0.99%
                                           --        ---------       ------          -----
                                           12        1,779,130       $8,839          11.27%
                                           ==        =========       ======          =====

     Revenue Enhancing Property Expansions. The Company undertakes expansions of its Properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities.

     Property Sales and Redeployment of Assets. The Company may determine to sell a Property if it deems such disposition to be in the Company's best interest. During 1999, the Company sold seven Properties for $63.9 million, at an average capitalization rate of 8.6% on current rental income, resulting in $5.1 million in gains.

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

     Joint Venture Co-Investments. The Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("NYSCRF"). The joint venture entity, Lexington Acquiport Company, LLC ("LAC"), will acquire high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and NYSCRF will make equity contributions to LAC of up to $50 million and $100 million, respectively. Property acquisitions will be additionally funded through the use of up to $278 million in non-recourse mortgages. During 1999, LAC made one investment, an $11 million participating note, which was used to partially fund the purchase of a 327,325 square foot office property in Texas for $34.8 million. Subsequent to year-end, LAC purchased a 221,215 square foot office property in Ohio for $26.9 million. The purchase was partially financed through a 10 year, $17.8 million first mortgage note which bears interest at 8.17%.

     The Company's affiliate, Lexington Realty Advisors, Inc. ("LRA"), has entered into a management agreement with LAC whereby LRA will perform certain services for a fee relating to the acquisition (75 basis points of cost) and management (2% of rent collected annually) of the LAC investments.

     The Company also formed a joint venture to own a property net leased to Blue Cross/Blue Shield of South Carolina (see Build-to-suit Properties). The Company has a 40% interest in the joint venture and LRA entered into a management agreement with similar terms as the management agreement with LAC.

     Sale/Leaseback Transactions. The Company seeks to acquire portfolio and individual net lease properties in sale/leaseback transactions. The Company selectively pursues sale/leaseback transactions with creditworthy sellers/tenants with respect to properties that are integral to the sellers'/tenants' ongoing operations.

     Build-to-suit Properties. The Company may also acquire, after construction has been completed, "build-to-suit" properties that are entirely pre-leased to their intended corporate users before construction. As a result, the Company does not assume the risk associated with the construction phase of a project. During 1999, the Company acquired a "build-to-suit" property, net leased to Blue Cross/Blue Shield of South Carolina, for $42.5 million at an average unleveraged yield of 11.5%. The purchase was partially funded with a 10 year, $25.3 million mortgage note which bears interest at 7.85%. On December 30, 1999, the Company sold a 60% joint venture interest in the subsidiary which owns the property for $10.8 million.

     The LCP Group, L.P. ("LCP"), an affiliate of E. Robert Roskind, Chairman of the Board of Trustees and Co-Chief Executive Officer of the Company, has granted the Company an option exercisable at any time, to acquire general partnership interests currently owned by LCP in two limited partnerships, Net 1, L.P. and Net 2, L.P. (together, the "Net Partnerships"), which own net leased office, industrial and retail properties. The Net Partnerships own a total of 22 single-tenant properties located in 14 states which contain approximately 2.2 million net rentable square feet. The tenants of such properties include Hollywood Video, Ameritech Services and Wal-Mart Stores, Inc. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interests at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in equity and/or debt securities of the Company, OP Units, cash or a combination thereof.

 Refinancing Existing Indebtedness and Increasing Access to Capital

     As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 8.17% as of December 31, 1997 to approximately 7.79% as of December 31, 1999. In addition, management is constantly pursuing opportunities to increase the Company's access to public and private capital in order to achieve maximum operating flexibility. Scheduled balloon payments, excluding the $70.9 million outstanding on the variable rate unsecured credit facility, over the next five years are as follows ($000's):

                                                                               WEIGHTED
                                                                                AVERAGE
                                                           BALLOON AMOUNT    INTEREST RATE
                                                           --------------    -------------
2000.....................................................     $15,066            8.73%
2001.....................................................       1,000            9.50%
2002.....................................................      10,623            7.46%
2003.....................................................          --              --
2004.....................................................      25,260            8.00%
                                                              -------            ----
                                                              $51,949            8.13%
                                                              =======            ====

     Subsequent to year end the Company refinanced a $13.1 million, 8.875% balloon payment due in 2000 with a $17 million, 8.1% mortgage that requires monthly principal and interest payments of $126,000 with a balloon payment of $15.2 million due in February, 2010.

     The Company's variable rate unsecured credit facility bears interest at
137.5 basis points over the Company's option of 1, 3 or 6 month LIBOR and is scheduled to mature in July 2001. As of December 31, 1999, the outstanding borrowings under this facility bore interest at a weighted average rate of 7.52%.

     Common Share Repurchase. The Company's Board of Trustees authorized the repurchase of up to 2 million common shares. As of December 31, 1999, the Company has repurchased 1,008,239 common shares at an average price of $10.71, all of which have been retired. Through February 29, 2000, the Company has repurchased 1,200,897 common shares at a weighted average price of $10.61.

     Competition. The real estate business is highly competitive and the Company competes with numerous established companies having significant resources and experience.

     Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential 60 costs relating to hazardous or toxic substances (including government fines and penalties and damages for injuries to persons and adjacent property). Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company's tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect thereto, the Company may be required to satisfy such obligations. In addition, under certain environmental laws, the Company, as the owner of such properties, may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

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

     Employees. As of December 31, 1999, the Company had twenty-seven employees.

     Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real property.

ITEM 2.  PROPERTIES

  Real Estate Portfolio

     As of December 31, 1999, the Company owned or had interests in approximately 11.4 million square feet of rentable space in 66 office, industrial and retail properties. The Company's Properties are currently 100% leased. The number, and percentage of annualized revenues and square footage mix of the Company's portfolio is as follows:

                                                                                SQUARE
                                                           NUMBER    REVENUE    FOOTAGE
                                                           ------    -------    -------
Office...................................................    21         53%        33%
Industrial...............................................    24         34%        54%
Retail...................................................    21         13%        13%
                                                             --        ---        ---
                                                             66        100%       100%
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

     A substantial portion of the Company's income consists of base rent under long-term leases. As of December 31, 1999, the average remaining term under the Company's leases is approximately 8.5 years. Of the 66 current leases as of December 31, 1999, 41 contain scheduled rent increases and 5 contain an increase based upon the Consumer Price Index. In addition, one lease contains a percentage rent clause.

     The Company has 12 Properties accounting for $16.1 million of annualized rental revenue that are subject to long term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the landowner are passed on to the Company's tenant. At the end of these long-term ground leases, unless extended, the land together with all improvements thereon revert to the landowner. These ground leases, including renewal options, expire at various dates through 2074.

     The Company has 17 Properties that are subject to lessee purchase options. As of December 31, 1999, only one purchase option can be exercised. In each case the Property can be purchased for no less than its current fair market value.

TABLE REGARDING REAL ESTATE HOLDINGS

     The table on the following pages sets forth certain information relating to the Company's real property portfolio as of December 31, 1999 ($000 except per share data).


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
904 Industrial Road           Walker Manufacturing Company        Industrial          20.00        195,640
Marshall, MI                   (Tenneco Automotive, Inc.)         1968 & 1972

1601 Pratt Avenue             Walker Manufacturing Company        Industrial           8.26         53,600
Marshall, MI                   (Tenneco Automotive, Inc.)            1979

19019 No. 59th Avenue                Honeywell, Inc.               Research/          51.79        252,300
Glendale, AZ                                                      Development
                                                                     1985

6950 Greenwood Parkway         Allegiance Healthcare Corp.        Industrial          10.15        123,924
Bessemer, AL                               (1)                       1990
                              (Baxter International, Inc.)

567 South Riverside Drive      Crown Cork & Seal Co., Inc.        Warehouse/           5.80        146,000
Modesto, CA                                                      Manufacturing
                                                                  1970 & 1976

10419 North 30th Street        Time Customer Service, Inc.          Office            14.38        132,981
Tampa, FL                             (Time, Inc.)                   1986

3102 Queen Palm Drive          Time Customer Service, Inc.     Office/Warehouse       15.02        229,605
Tampa, FL                             (Time, Inc.)                   1986

109 Stevens Street              Unisource Worldwide, Inc.         Warehouse/           6.97        168,800
Jacksonville, FL                                                  Industrial
                                                                  1958 & 1969

4450 California Street                  Mervyn's                    Retail            11.00        122,000
Bakersfield, CA                   (Dayton Hudson Corp.)              1976

3615 North 27th Avenue           Bank One, Arizona, N.A.            Office            10.26        179,280
Phoenix, AZ                                                       1960 & 1979

6475 Dobbin Road               Hechinger Property Company           Retail             2.50         60,000
Columbia, MD                                                         1983

Amigoland Shopping Center      Montgomery Ward & Co., Inc.          Retail             7.61        115,000
Mexico St. & Palm Blvd.                    (1)                       1973
Brownsville, TX

222 Tappan Drive North        The Gerstenslager Company (2)       Warehouse/          26.57        296,720
Mansfield, OH                   (Worthington Industries)         Distribution
                                                                     1970

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
904 Industrial Road              08/18/87 - 08/17/00            None          $   487        $   487
Marshall, MI                  08/18/97 - 08/17/00: $2.49
1601 Pratt Avenue                08/18/87 - 08/17/00            None          $   167        $   167
Marshall, MI                  08/18/97 - 08/17/00: $3.11
19019 No. 59th Avenue            07/16/86 - 07/15/01           (3) 5 year     $ 1,892        $ 1,892
Glendale, AZ                  07/16/96 - 07/15/01: $7.50
6950 Greenwood Parkway           09/01/91 - 09/01/01           (2) 5 year     $   472        $   472
Bessemer, AL                  09/01/91 - 09/01/01: $3.81
567 South Riverside Drive        09/26/86 - 09/25/01           (1) 5 year     $   298        $   298
Modesto, CA                   09/26/96 - 09/25/01: $2.04
10419 North 30th Street          04/01/87 - 03/31/02           (4) 5 Year     $ 1,313        $ 1,099
Tampa, FL                     01/01/00 - 12/31/00: $9.87
                             01/01/01 - 12/31/01: $10.46
                             01/01/02 - 03/31/02: $11.09
3102 Queen Palm Drive            08/01/87 - 07/31/02           (1) 5 year     $   955        $   957
Tampa, FL                     08/01/98 - 07/31/01: $4.16
                              08/01/01 - 07/31/02: $4.39
109 Stevens Street               10/01/87 - 09/30/02            None          $   380        $   380
Jacksonville, FL              10/01/97 - 09/30/02: $2.25
4450 California Street           02/23/77 - 12/31/02           (5) 5 year     $   407        $   397
Bakersfield, CA               01/01/78 - 12/31/02: $3.34
3615 North 27th Avenue           11/30/88 - 11/30/03           (1) 5 year     $ 1,900        $ 1,900
Phoenix, AZ                  12/01/98 - 11/30/03: $10.60
6475 Dobbin Road                 08/01/83 - 08/01/04           (5) 5 year     $   620        $   637
Columbia, MD                 01/20/99 - 01/19/00: $10.21
                             01/20/00 - 01/19/01: $10.34
                             01/20/01 - 01/19/02: $10.48
                             01/20/02 - 01/19/03: $10.79
                             01/20/03 - 01/19/04: $11.08
                              01/20/04 - 08/01/04: $8.53
Amigoland Shopping Center        11/01/74 - 10/31/04           (3) 5 year     $   153        $   153
Mexico St. & Palm Blvd.       11/01/74 - 10/31/04: $1.33
Brownsville, TX
222 Tappan Drive North           10/01/99 - 05/31/05           (3) 5 year     $   674        $   667
Mansfield, OH                 10/01/99 - 05/31/05: $2.27


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
1301 California Circle            Stevens-Arnold, Inc.          Office/Research        6.34        100,026
Milpitas, CA                     (BICC Public Ltd. Co.)          & Development
                                                                     1985

200 Southington                Hartford Fire Insurance Co.          Office            12.40        153,364
Executive Park                                                       1983
Southington, CT

24100 Laguna Hills Mall       Federated Department Stores,          Retail            11.00        160,000
Laguna Hills, CA                        Inc. (1)                     1974

7111 Westlake Terrace         The Home Depot USA, Inc. (1)          Retail             7.61         95,000
Bethesda, MD                                                         1980

6910 S. Memorial Highway          Toys "R" Us, Inc. (1)             Retail             4.44         43,123
Tulsa, OK                                                            1981

12535 SE 82nd Avenue              Toys "R" Us, Inc. (1)             Retail             5.85         42,842
Clackamas, OR                                                        1981

18601 Alderwood Mall Blvd.        Toys "R" Us, Inc. (1)             Retail             3.64         43,105
Lynnwood, WA                                                         1981

4425 Purks Road                  Lear Technologies, LLC           Industrial          12.00        183,717
Auburn Hills, MI                   (Lear Corporation)             1989 & 1998
                                 (General Motors Corp.)

West Wingfoot Road                Toys "R" Us, Inc. (1)           Industrial           7.56        123,293
Houston, TX                                                          1981

245 Salem Church Road              Exel Logistics Inc.             Warehouse          12.52        252,000
Mechanicsburg, PA                       (NFC plc)                    1985

6 Doughton Road                    Exel Logistics Inc.             Warehouse          24.38        330,000
New Kingston, PA                        (NFC plc)                    1989

34 East Main Street                Exel Logistics Inc.             Warehouse           9.66        179,200
New Kingston, PA                        (NFC plc)                    1981

401 Elm Street                    Lockheed Martin Corp.         Office/Research       36.94        126,000
Marlborough, MA                     (Honeywell, Inc.)            & Development
                                                                  1960 & 1988

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
1301 California Circle           12/10/85 - 12/10/05           (9) 5 year     $ 2,291        $ 2,548
Milpitas, CA                 06/01/98 - 11/30/00: $22.68
                             12/01/00 - 05/31/03: $25.56
                             06/01/03 - 12/10/05: $28.92
200 Southington                  09/01/91 - 12/31/05           (1) 5 year     $ 2,166        $ 2,158
Executive Park               01/01/95 - 12/31/05: $14.12
Southington, CT
24100 Laguna Hills Mall          02/01/76 - 01/31/06           (1) 8 year     $   677        $   673
Laguna Hills, CA              02/01/80 - 01/31/06: $4.23      (2) 15 year
                                                               (1) 6 year
7111 Westlake Terrace            05/01/81 - 04/30/06          (1) 10 year     $   772        $   648
Bethesda, MD                  05/01/96 - 04/30/06: $8.13       (3) 5 year
6910 S. Memorial Highway         06/01/81 - 05/31/06           (5) 5 year     $   356        $   356
Tulsa, OK                     02/01/98 - 05/31/01: $8.26
                              06/01/01 - 05/31/06: $8.40
12535 SE 82nd Avenue             06/01/81 - 05/31/06           (5) 5 year     $   417        $   417
Clackamas, OR                 02/01/98 - 05/31/01: $9.74
                              06/01/01 - 05/31/06: $9.91
18601 Alderwood Mall Blvd.       06/01/81 - 05/31/06           (5) 5 year     $   389        $   389
Lynnwood, WA                  02/01/98 - 05/31/01: $9.03
                              06/01/01 - 05/31/06: $9.18
4425 Purks Road                  07/23/98 - 07/22/06            none          $ 1,325        $ 1,365
Auburn Hills, MI              07/23/98 - 07/22/02: $7.21
                              07/23/02 - 07/22/06: $7.63
West Wingfoot Road               09/01/81 - 08/31/06           (5) 5 year     $   491        $   478
Houston, TX                   05/01/98 - 08/31/06: $3.98
245 Salem Church Road            11/15/91 - 11/30/06           (2) 5 year     $   932        $ 1,000
Mechanicsburg, PA             12/01/97 - 11/30/00: $3.67
                              12/01/00 - 11/30/03: $4.01
                              12/01/03 - 11/30/06: $4.38
6 Doughton Road                  11/15/91 - 11/30/06           (2) 5 year     $ 1,254        $ 1,349
New Kingston, PA              12/01/97 - 11/30/00: $3.77
                              12/01/00 - 11/30/03: $4.12
                              12/01/03 - 11/30/06: $4.51
34 East Main Street              11/15/91 - 11/30/06           (2) 5 year     $   609        $   654
New Kingston, PA              12/01/97 - 11/30/00: $3.37
                              12/01/00 - 11/30/03: $3.68
                              12/01/03 - 11/30/06: $4.02
401 Elm Street                   07/22/97 - 12/17/06           (6) 5 year     $ 1,671        $ 1,671
Marlborough, MA              07/22/97 - 12/17/01: $13.26
                                 12/18/01 - 12/17/06:
                              75% of cumulative increase
                                        in CPI


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
46600 Port Street Plymouth,      Johnson Controls, Inc.           Industrial          24.00        134,160
MI                                                                   1996

450 Stern Street                 Johnson Controls, Inc.           Industrial          20.10        111,160
Oberlin, OH                                                          1996

12000 Tech Center Drive           Kelsey-Hayes (Tech I)             Office             5.72         80,230
Livonia, MI                                                       1987 & 1988

12025 Tech Center Drive          Kelsey-Hayes (Tech II)            Research/           9.18        100,000
Livonia, MI                                                       Development
                                                                  1987 & 1988

2300 Litton Lane                   Fidelity Corporate               Office            24.00         81,744
Hebron, KY                        Real Estate, LLC (3)               1987

5917 S. La Grange Road          Bally Total Fitness Corp.     Retail/Health Club       2.73         25,250
Countryside, IL                                                      1987

1160 White Horse Road          Physical Fitness Centers of    Retail/Health Club       2.87         31,750
Voorhees, NJ                       Philadelphia, Inc.                1987
                               (Bally Total Fitness Corp.)

5801 Bridge Street              Champion Fitness IV, Inc.     Retail/Health Club       3.66         24,990
DeWitt, NY                     (Bally Total Fitness Corp.)        1977 & 1987

One Spricer Drive                      Dana Corp.                 Industrial          20.95        148,000
Gordonsville, TN                                                  1983 & 1985

541 Perkins Jones Road                 Kmart Corp.                Warehouse/         103.00      1,700,000
Warren, OH                                                       Distribution
                                                                     1982

160 Clairemont Avenue             Allied Holdings, Inc.             Office             2.98        112,248
Decatur, GA                                                          1983

2655 Shasta Way                     Fred Meyer, Inc.                Retail            13.90        178,204
Klamath Falls, OR                                                    1986

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
46600 Port Street Plymouth,      12/23/96 - 12/22/06           (2) 5 year     $   741        $   741
MI                            12/23/99 - 12/22/00: $5.52
                                 12/23/00 - 12/22/06:
                              Annual increase of 3x CPI,
                                but not more than 4.5%
450 Stern Street                 12/23/96 - 12/22/06           (2) 5 year     $   560        $   560
Oberlin, OH                   12/23/99 - 12/22/00: $5.04
                                 12/23/00 - 12/22/06:
                              Annual increase of 3x CPI,
                                but not more than 4.5%
12000 Tech Center Drive          05/01/97 - 04/30/07           (2) 5 year     $   635        $   679
Livonia, MI                   05/01/99 - 04/30/02: $7.91
                              05/01/02 - 04/30/05: $8.75
                              05/01/05 - 04/30/07: $9.25
12025 Tech Center Drive          05/01/97 - 04/30/07           (2) 5 year     $   916        $   958
Livonia, MI                   05/01/99 - 04/30/02: $9.16
                              05/01/02 - 04/30/05: $9.75
                             05/01/05 - 04/30/07: $10.25
2300 Litton Lane                 05/01/97 - 04/30/07           (2) 5 year     $   777        $   817
Hebron, KY                    05/01/97 - 04/30/02: $9.50
                             05/01/02 - 04/30/07: $11.00
5917 S. La Grange Road           07/13/87 - 07/12/07           (2) 5 year     $   574        $   542
Countryside, IL              07/13/97 - 07/12/02: $22.73
                             07/13/02 - 07/12/07: $26.14
1160 White Horse Road            07/14/87 - 07/13/07           (2) 5 year     $   713        $   673
Voorhees, NJ                 07/14/97 - 07/13/02: $22.45
                             07/14/02 - 07/13/07: $25.82
5801 Bridge Street               08/19/87 - 08/18/07           (2) 5 year     $   444        $   419
DeWitt, NY                   08/19/97 - 08/18/02: $17.78
                             08/19/02 - 08/18/07: $20.45
One Spricer Drive                01/01/84 - 08/31/07           (2) 5 year     $   334        $   341
Gordonsville, TN              08/01/99 - 07/31/02: $2.26      (1) 4 year,
                              08/01/02 - 07/31/05: $2.33        11 months
                              08/01/05 - 08/31/07: $2.40
541 Perkins Jones Road           10/01/82 - 09/30/07          (10) 5 year     $ 8,409        $ 8,932
Warren, OH                    10/01/98 - 09/30/02: $4.95
                              10/01/02 - 09/30/07: $5.51
160 Clairemont Avenue            01/01/98 - 12/31/07           (2) 5 year     $ 1,425        $ 1,530
Decatur, GA                  01/01/00 - 12/31/07: $12.70
                                 Rent increases 2.75%
                                       annually
2655 Shasta Way                  03/10/88 - 03/31/08          (3) 10 year     $ 1,009        $ 1,009
Klamath Falls, OR             03/10/88 - 03/31/08: $5.66


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
13651 McLearen Road               Boeing Services Corp.             Office            10.39        159,664
Herndon, VA                                                          1987

2210 Enterprise Drive          Fleet Mortgage Group, Inc.           Office            16.53        177,747
Florence, SC                                                         1998

7272 55th Street                Circuit City Stores, Inc.           Retail             3.93         45,308
Sacramento, CA                                                       1988

6405 South Viriginia St.             Comp USA, Inc.                 Retail             2.72         31,400
Reno, NV                                                             1988

5055 West Sahara Avenue         Circuit City Stores, Inc.           Retail             2.57         36,053
Las Vegas, NV                                                        1988

4733 Hills & Dales Road       Scandinavian Health Spa, Inc.   Retail/Health Club       3.32         37,214
Canton, OH                    (Bally Total Fitness Holding           1987
                                         Corp.)

14040 Park Center Road              NEC America, Inc.               Office            13.30        108,000
Herndon, VA                                                          1987

295 Chipeta Way               Northwest Pipeline Corp. (1)          Office            19.79        295,000
Salt Lake City, UT                                                   1982

Fort Street Mall                 Liberty House, Inc. (1)            Retail             1.22         85,610
King St.                                                             1980
Honolulu, HI

3350 Miac Cove Road                Mimeo.com, Inc. (4)         Office/Industrial      10.92        141,359
Memphis, TN                                                          1987

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
13651 McLearen Road              05/31/99 - 05/30/08           (2) 5 year     $ 2,171        $ 2,585
Herndon, VA                  05/31/99 - 05/30/00: $13.40
                             05/31/00 - 05/30/01: $13.74
                             05/31/01 - 05/30/02: $15.50
                             05/31/02 - 05/30/03: $15.89
                             05/31/03 - 05/30/04: $16.28
                             05/31/04 - 05/30/05: $16.69
                             05/31/05 - 05/30/06: $17.11
                             05/31/06 - 05/30/07: $17.54
                             05/31/07 - 05/30/08: $17.98
2210 Enterprise Drive            06/10/98 - 06/30/08           (2) 5 year     $ 1,520        $ 1,635
Florence, SC                  06/10/98 - 06/30/03: $8.55
                              07/01/03 - 06/30/08: $9.84
7272 55th Street                 10/28/88 - 10/27/08          (3) 10 year     $   387        $   376
Sacramento, CA                10/28/98 - 10/27/03: $8.54
                              10/28/03 - 10/27/08: $9.30
6405 South Viriginia St.         12/16/88 - 12/15/08          (3) 10 year     $   334        $   325
Reno, NV                     12/16/98 - 12/15/03: $10.65
                             12/16/03 - 12/15/08: $11.60
5055 West Sahara Avenue          12/16/88 - 12/15/08          (3) 10 year     $   286        $   278
Las Vegas, NV                 12/16/98 - 12/15/03: $7.93
                              12/16/03 - 12/15/08: $8.64
4733 Hills & Dales Road          01/01/89 - 12/31/08           (2) 5 year     $   654        $   685
Canton, OH                   01/01/00 - 12/31/00: $17.58
                                 01/01/01 - 12/31/08:
                             Rent increases 2.2% annually
14040 Park Center Road           08/01/99 - 07/31/09           (2) 5 year     $ 1,728        $ 2,006
Herndon, VA                  08/01/99 - 07/31/00: $16.00
                                 08/01/00 - 07/31/09:
                             Rent increases 2.0% annually
                               and by $216 in year six
295 Chipeta Way                  10/01/82 - 09/30/09           (1) 9 year     $ 8,571        $ 8,571
Salt Lake City, UT           10/01/97 - 09/30/09: $29.06      (1) 10 year
                             subject to a CPI adjustment
                              on a portion of the rent.
Fort Street Mall                 10/01/80 - 09/30/09        (1) 9 year, 7     $   963        $   971
King St.                     10/01/95 - 09/30/05: $11.25     months (1) 2
Honolulu, HI                 10/01/05 - 09/30/09: $11.56       year (3) 5
                                                                     year
3350 Miac Cove Road              11/01/99 - 10/31/09                 None     $   537        $   686
Memphis, TN                   11/01/99 - 10/31/02: $5.00
                              11/01/02 - 10/31/04: $5.00
                              11/01/04 - 10/31/09: $5.50


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
9950 Mayland Drive            Circuit City Stores, Inc. (1)   Office Headquarters     19.71        288,562
Richmond, VA                                                         1990

7055 Highway 85 South             Wal-Mart Stores, Inc.             Retail             8.61         81,911
Riverdale, GA                                                        1985

4200 RCA Boulevard                 The Wackenhut Corp.              Office             7.70        127,855
Palm Beach Gardens, FL                                               1996

Highway 101                         Fred Meyer, Inc.                Retail             8.81        118,179
Newport, OR                                                          1986

6345 Brackbill Boulevard          Exel Logistics, Inc.            Warehouse/          29.01        507,000
Mechanicsburg, PA                       (NFC plc)                Distribution
                                                                  1985 & 1991

2280 Northeast Drive           Ryder Integrated Logistics,         Warehouse          25.70        276,480
Waterloo, IA                              Inc.                    1996 & 1997
                                  (Ryder Systems, Inc.)

1600 Viceroy Drive             FirstPlus Financial Group,           Office             8.17        247,968
Dallas, TX                              Inc. (5)                     1986

250 Rittenhouse Circle        Jones Apparel Group, Inc. (6)         Office/           15.63        255,019
Bristol, PA                                                        Warehouse
                                                                     1982

3501 West Avenue H                Michaels Stores, Inc.           Warehouse/          37.18        431,250
Lancaster, CA                                                    Distribution
                                                                     1998

180 Rittenhouse Circle          Jones Apparel Group, Inc.           Office             4.73         96,000
Bristol, PA                                                          1998

7150 Exchequer Drive            Corporate Express Office          Warehouse/           5.23         65,043
Baton Rouge, LA                      Products, Inc.              Distribution
                                  (CEX Holdings, Inc.)               1998

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
9950 Mayland Drive               02/28/90 - 02/28/10          (4) 10 year     $ 2,796        $ 2,791
Richmond, VA                  01/01/98 - 02/29/00: $8.59       (1) 5 year
                              03/01/00 - 02/28/10: $9.91
7055 Highway 85 South            12/04/85 - 01/31/11           (5) 5 year     $   270        $   270
Riverdale, GA                 12/04/85 - 01/31/11: $3.29
4200 RCA Boulevard               02/15/96 - 02/28/11           (3) 5 year     $ 2,260        $ 2,259
Palm Beach Gardens, FL       12/01/97 - 02/28/11: $17.67
Highway 101                      06/01/86 - 05/31/11           (3) 5 year     $   826        $   826
Newport, OR                   06/01/86 - 05/31/11: $6.99
                             plus .5% of gross sales over
                              $20 million ($72 in 1999)
6345 Brackbill Boulevard         10/29/90 - 03/19/12          (2) 10 year     $ 1,771        $ 1,852
Mechanicsburg, PA             3/20/97 - 03/19/02: $3.49
                              3/20/02 - 03/19/07: $4.02
                                 3/20/07 - 03/19/12:
                               greater of $4.62 or fair
                             market rent as specified in
                                        lease
2280 Northeast Drive             08/01/97 - 07/31/12           (3) 5 year     $   891        $ 1,004
Waterloo, IA                  08/01/97 - 07/31/02: $3.22
                              08/01/02 - 07/31/07: $3.61
                              08/01/07 - 07/31/12: $4.04
1600 Viceroy Drive               09/04/97 - 08/31/12           (4) 5 year     $ 3,224        $ 3,224
Dallas, TX                   09/04/97 - 08/31/02: $13.00
                             09/01/02 - 08/31/07: $14.30
                             09/01/07 - 08/31/12: $15.73
250 Rittenhouse Circle           03/26/98 - 03/25/13           (2) 5 year     $ 1,150        $ 1,208
Bristol, PA                   03/26/98 - 03/26/03: $4.51
                              03/27/03 - 03/26/08: $4.96
                              03/27/08 - 03/25/13: $5.46
3501 West Avenue H               06/19/98 - 06/18/13           (3) 5 year     $ 1,398        $ 1,430
Lancaster, CA                 06/19/98 - 06/18/03: $3.24
                              06/19/03 - 06/18/08: $3.31
                              06/19/08 - 06/18/13: $3.39
180 Rittenhouse Circle           08/01/98 - 07/31/13           (4) 5 year     $   801        $   970
Bristol, PA                   08/01/99 - 07/31/00: $8.24
                              08/01/00 - 07/31/01: $8.49
                                 08/01/01 - 07/31/13:
                              Rent increases 3% per year
7150 Exchequer Drive             11/01/98 - 10/31/13           (3) 5 year     $   327        $   368
Baton Rouge, LA               11/01/98 - 10/31/01: $5.02
                              11/01/01 - 10/31/04: $5.32
                              11/01/04 - 10/31/07: $5.64
                              11/01/07 - 10/31/10: $5.98
                              11/01/10 - 10/31/13: $6.34


                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
1133 Poplar Creek Road          Corporate Express Office          Warehouse/          19.09        196,946
Henderson, NC                         Product, Inc.                 Office
                                  (CEX Holdings, Inc.)               1998

9580 Livingston Road                GFS Realty, Inc.                Retail            10.60        107,337
Oxon Hill, MD                      (Giant Food, Inc.)                1976

324 Industrial Park Road              SKF USA, Inc.              Manufacturing        21.13         72,868
Franklin, NC                                                         1996

250 Turnpike Road              Honeywell Consumer Products          Office             9.83         57,698
Southborough, MA                                                     1984

Rockshire Village Center          GFS Realty, Inc. (1)              Retail             7.32         51,682
West Ritchie Parkway               (Giant Food, Inc.)                1977
Rockville, MD
                                                                                     ------     ----------

                                                                                     125.40     10,680,809
                                                                                     ======     ==========

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
1133 Poplar Creek Road           01/20/99 - 01/19/14           (3) 5 year     $   712        $   761
Henderson, NC                 01/20/99 - 01/19/02: $3.61
                              01/20/02 - 01/19/05: $3.83
                              01/20/05 - 01/19/08: $4.01
                              01/20/08 - 01/19/11: $4.19
                              01/20/11 - 01/19/14: $4.46
9580 Livingston Road             01/03/77 - 02/28/14           (4) 5 year     $   408        $   274
Oxon Hill, MD                 03/01/77 - 02/29/04: $3.80
                              03/01/04 - 02/28/14: $1.91
324 Industrial Park Road         12/23/96 - 12/31/14          (3) 10 year     $   340        $   340
Franklin, NC                  01/01/00 - 12/31/02: $4.67
                                 01/01/03 - 12/31/14:
                                  CPI every 3 years
250 Turnpike Road                10/01/95 - 09/30/15           (4) 5 Year     $   417        $   458
Southborough, MA              10/01/95 - 09/30/00: $7.14
                              10/01/00 - 09/30/05: $7.49
                              10/01/05 - 09/30/10: $7.94
                              10/01/10 - 09/30/15: $8.50
Rockshire Village Center         01/01/78 - 04/30/17          (2) 10 year     $   224        $   152
West Ritchie Parkway          01/01/78 - 02/28/05: $4.33
Rockville, MD                 03/01/05 - 04/30/17: $2.23
                                                                              -------        -------
                                                                              $74,571        $76,718
                                                                              =======        =======

---------------

(E) Estimated

(1) The Company holds leasehold interest in the land. The leases, including renewal options, expire at various dates through 2074.

(2) The tenant occupied 200,000 square feet through November 30, 1999 and fully occupied the property thereafter.

(3) Tenant can cancel lease on April 30, 2004 with 270 days notice and a payment of $899.

(4) The tenant occupies 107,399 square feet through October 31, 2002 and will fully occupy the property commencing November 1, 2002.

(5) In January 2000 the property was leased to VarTec Inc. through September 2015. Average annual net rent is $3,485.

(6) Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,392.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          JOINT VENTURE PROPERTY CHART

                                                                   PROPERTY                         NET
                                         TENANT                    TYPE/YEAR        LAND AREA    RENTABLE
     PROPERTY LOCATION                 (GUARANTOR)                CONSTRUCTED        (ACRES)    SQUARE FEET
     -----------------        -----------------------------   -------------------   ---------   -----------
15375 Memorial Drive            Vastar Resources, Inc.(1)           Office            21.77        327,325
Houston, TX                                                          1985

17 Technology Circle             Blue Cross/Blue Shield             Office            42.46        348,410
Columbia, SC                      of South Carolina(2)               1999
                                                                                     ------     ----------
                                                                                      64.23        675,735
                                                                                     ======     ==========

                                                                               2000          2000(E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
15375 Memorial Drive             09/16/99 - 09/16/09                 None     $ 3,273        $ 3,437
Houston, TX                  09/16/99 - 09/15/02: $10.00
                             09/16/02 - 09/15/06: $10.50
                             09/16/06 - 09/16/09: $11.00
17 Technology Circle             10/01/09 - 09/30/09                 None     $ 4,564        $ 4,906
Columbia, SC                 10/01/99 - 09/30/04: $13.10
                             10/01/04 - 09/30/09: $15.07
                                                                              -------        -------
                                                                              $ 7,837        $ 8,343
                                                                              =======        =======

---------------

(1) The Company has a 33% ownership interest in this property.

(2) The Company has a 40% ownership interest in this property.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not presently involved in any litigation nor to its knowledge is any litigation threatened against the Company or its subsidiaries that, in management's opinion, would result in any material adverse effect on the Company's ownership, financial condition, management or operation of its Properties.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS AND TRUSTEES OF THE REGISTRANT

     The following sets forth certain information relating to the executive officers and Trustees of the Company:

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
E. ROBERT ROSKIND..............    Mr. Roskind has served as the Chairman of the Board of
  Age 55                           Trustees and Co-Chief Executive Officer of the Company since
                                   October 1993. He founded The LCP Group, L.P. in 1973 and has been its Chairman since 1976. LCP has acted as general
                                   partner in limited partnerships in which the Company has had prior dealings. Prior to founding LCP, Mr. Roskind headed
                                   the net-leasing financing area of Lehman Brothers Inc. He is also a general partner for a variety of entities which serve as the general partner of various partnerships that hold net leased real properties or interests therein. Mr. Roskind is a director of Berkshire Realty Company, Inc., Krupp
                                   Government Income Trust I and Krupp Government Income Trust
                                   II. Mr. Roskind received his B.S. in 1966 from the
                                   University of Pennsylvania and is a 1969 Harlan Fiske Stone
                                   Graduate of the Columbia Law School. He has been a member of the Bar of the State of New York since 1970.
RICHARD J. ROUSE...............    Mr. Rouse has served as Co-Chief Executive Officer and a
  Age 54                           trustee of the Company since October 1993. He served as the
                                   President of the Company from October 1993 to April 1996,
                                   and since April 1996 has served as the Vice Chairman. Mr.
                                   Rouse was also a managing director of LCP. He had been
                                   associated with LCP since 1979 and had been engaged there in all aspects of net lease finance, acquisition and
                                   syndication and corporate financing transactions. Mr. Rouse graduated from Michigan State University in 1968 and
                                   received his M.B.A. in 1970 from the Wharton School of
                                   Finance and Commerce of the University of Pennsylvania.
T. WILSON EGLIN................    Mr. Eglin has served as Chief Operating Officer of the
  Age 35                           Company since October 1993 and a trustee since May 1994. He served as Executive Vice President from October 1993 to
                                   April 1, 1996, and since April 1996 has served as the
                                   President. Prior to his current position with the Company,
                                   Mr. Eglin had been associated with LCP from 1987 to 1993 and had been its Vice President -- Acquisitions from 1990 to
                                   1993. In connection with his responsibilities with LCP, Mr.
                                   Eglin was an officer of affiliated companies that owned and managed over 400 net leased real estate properties and was involved in all aspects of real estate acquisition and
                                   finance, principally in net leased transactions. Mr. Eglin received his B.A. from Connecticut College in 1986.

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
PATRICK CARROLL................    Mr. Carroll has served as the Chief Financial Officer of the
  Age 36                           Company since May 1998 and Treasurer since January 1999.
                                   Prior to joining the Company, Mr. Carroll was, from 1993 to
                                   1998, a Senior Manager in the real estate unit of Coopers &
                                   Lybrand L.L.P. serving both publicly and privately held real estate entities with a focus on due diligence and public
                                   equity/debt offerings. Mr. Carroll received his B.B.A. from
                                   Hofstra University in 1986, a M.S. in Taxation from C.W.
                                   Post in 1991 and is a Certified Public Accountant.
PAUL R. WOOD...................    Mr. Wood has served as the Vice President, Chief Accounting
  Age 39                           Officer and Secretary of the Company since October 1993. He had been associated with LCP from 1988 to 1993 and from 1990 to 1993 had been responsible for all accounting activities relating to the net leased properties managed by LCP and its affiliates. Prior to joining LCP, Mr. Wood was, from 1987 to
                                   1988, associated with E. F. Hutton & Company Inc. as a
                                   senior accountant. Mr. Wood received his B.B.A. from Adelphi
                                   University in 1982 and is a Certified Public Accountant.
STEPHEN C. HAGEN...............    Mr. Hagen has served as Senior Vice President of the Company
  Age 57                           since October 1996. Mr. Hagen had been associated with LCP from 1995 to 1996. Prior to joining LCP, Mr. Hagen was a
                                   principal of Pharus Realty Investments, a money manager
                                   focused on real estate stocks, and also served as Chief
                                   Operating Officer of HRE Properties, a New York Stock
                                   Exchange listed REIT. Mr. Hagen received his B.S. from the
                                   University of Kansas in 1965 and his M.B.A. in 1968 from the
                                   Wharton School of Finance and Commerce of the University of
                                   Pennsylvania.
JANET M. KAZ...................    Ms. Kaz has served as Vice President of the Company since
  Age 36                           May 1995 and as Asset Manager since October 1993. Prior to that, Ms. Kaz was a member of LCP's property acquisition
                                   team from 1986 to 1990 and a member of LCP's asset
                                   management team from 1991 to 1993. Ms. Kaz received her B.A.
                                   from Muhlenberg College in 1985.
PHILIP L. KIANKA...............    Mr. Kianka has served as Vice President of Asset Management
  Age 43                           of the Company since 1997. Prior to joining the Company,
                                   from 1985 through 1997, Mr. Kianka served as a Vice
                                   President and Senior Asset Manager at Merrill Lynch Hubbard,
                                   Inc., a real estate division of Merrill Lynch & Co., Inc.
                                   Mr. Kianka was involved in real estate acquisitions,
                                   development and asset management for a national portfolio of diversified properties. Mr. Kianka received his B.A. from
                                   Clemson University in 1978 and his M.A. from Clemson
                                   University in 1981.
NATASHA ROBERTS................    Ms. Roberts has served as Vice President of Acquisitions of
  Age 33                           the Company since 1997. Prior to joining the Company Ms.
                                   Roberts worked for Net Lease Partners Realty Advisors (an
                                   affiliate of Mr. Roskind) from January 1995 to January 1997 and as a licensed real estate broker from February 1992 to
                                   January 1995.
BRENDAN MULLINIX...............    Mr. Mullinix has served as a Vice President of the Company
  Age 25                           since February 2000 and as a member of the acquisitions
                                   department since October 1996. He received his B.A. from
                                   Columbia University in 1996.

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
CARL D. GLICKMAN...............    Mr. Glickman has served as a trustee and a member of the
  Age 73                           Audit Committee and the Chairman of the Executive Committee
                                   of the Board of Trustees of the Company since May 1994 and as a member of the Compensation Committee of the Board of
                                   Trustees until May 1998. He has been President of The
                                   Glickman Organization since 1953. He is on the Board of
                                   Directors of Alliance Tire & Rubber Co., Ltd., Bear Stearns
                                   Companies, Inc., Jerusalem Economic Corporation Ltd. and
                                   OfficeMax Inc., as well as numerous private companies.
KEVIN W. LYNCH.................    Mr. Lynch has served as a trustee of the Company and a
  Age 47                           member of the Audit Committee since May 1996 and is a
                                   founder and principal of The Townsend Group, an
                                   institutional real estate consulting firm founded in 1983.
                                   Prior to forming The Townsend Group, Mr. Lynch was a Vice
                                   President for Stonehenge Capital Corporation. Mr. Lynch has
                                   been involved in the commercial real estate industry since
                                   1974, and is a director of First Industrial Realty Trust.
JOHN D. MCGURK.................    Mr. McGurk became a member of the Board in January 1997 as
  Age 56                           the designee of Five Arrows Realty Securities, L.L.C. ("Five
                                   Arrows") to the Board of Trustees. He is the founder and
                                   President of Rothschild Realty, Inc., the advisor to Five
                                   Arrows. Prior to starting Rothschild Realty, Inc. in 1981,
                                   Mr. McGurk served as a Regional Vice President for The
                                   Prudential Insurance Company of America where he oversaw its
                                   New York City real estate loan portfolio, equity holdings, joint ventures and projects under development. Mr. McGurk is a member of the Urban Land Institute, Pension Real Estate
                                   Association, Real Estate Board of New York and the National
                                   Real Estate Association, and is a member of the Trustee
                                   Committee of the Caedmon School.
SETH M. ZACHARY................    Mr. Zachary has served as a trustee and a member of the
  Age 47                           Compensation Committee of the Board of Trustees of the
                                   Company since November 1993 and as a member of the Audit
                                   Committee until February 1999. Since 1987, he has been a
                                   partner in the law firm of Paul, Hastings, Janofsky & Walker
                                   LLP, counsel to the Company.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The common shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

             FOR THE QUARTERS ENDED:                 HIGH        LOW       CASH DIVIDEND
             -----------------------               --------    --------    -------------
December 31, 1999................................  $11.2500    $ 8.8125        $0.30
September 30, 1999...............................   12.8750     10.8750        $0.30
June 30, 1999....................................   12.0000     10.5000        $0.30
March 31, 1999...................................   12.8750      9.8750        $0.30

December 31, 1998................................  $13.2500    $11.0000        $0.30
September 30, 1998...............................   14.6250     10.8125        $0.30
June 30, 1998....................................   15.2500     13.7500        $0.29
March 31, 1998...................................   16.3750     14.2500        $0.29

     The closing price of the common shares of the Company was $10.375 on February 29, 2000.

     As of February 29, 2000, the Company had 2,197 common shareholders of record.

     Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1994, 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; and $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998; and $.30 per share in respect of the third and fourth quarters of 1998 and each of the calendar quarters of 1999. The Company declared the dividend in respect of the fourth quarter of 1999, in the amount of $.30 per share to shareholders of record as of January 31, 2000 which was paid on February 14, 2000. The Company's annualized dividend rate is currently $1.20 per share.

     Following is a summary of the average taxable nature of the Company's dividends for the three years ended December 31:

                                                            1999      1998      1997
                                                           ------    ------    ------
Total dividends per share................................  $ 1.20    $ 1.17    $ 1.16
                                                           ======    ======    ======
  Ordinary income........................................   83.73%    88.06%    68.91%
  20% rate gain..........................................   10.21%       --        --
  25% rate gain..........................................    6.06%     2.30%       --
  Percent non-taxable as return of capital...............      --      9.64%    31.09%
                                                           ------    ------    ------
                                                           100.00%   100.00%   100.00%
                                                           ======    ======    ======

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

     In addition to its common and preferred share offerings, the Company has capitalized the growth in its business through the issuance of secured and unsecured fixed and floating-rate debt. Borrowings under the Company's unsecured revolving credit facility have been a source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured bank debt impose certain restrictions on the Company with regard to dividends and incurring additional debt obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Notes 6 and 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The Company does not believe that the financial covenants contained in its unsecured revolving credit agreement and secured indebtedness will have any adverse impact on the Company's ability to pay dividends in the normal course to its common shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.

     The Company maintains a dividend reinvestment program pursuant to which common shareholders may elect to automatically reinvest their dividends to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 1999. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000's, except per share data)

                                            1999       1998        1997        1996       1995
                                          --------   ---------   ---------   --------   --------
Total revenue...........................  $ 77,300   $  65,117   $  43,569   $ 31,675   $ 25,002
Operating expenses, including minority
  interest..............................   (61,080)    (48,433)    (35,304)   (26,209)   (19,983)
Transactional expenses..................        --        (559)         --         --         --
Gain (loss) on sale of properties.......     5,127        (388)      3,517         --      1,514
Proceeds from lease termination.........        --          --          --         --      1,600
Loss on extinguishment of debt..........        --          --      (3,189)        --     (4,849)
                                          --------   ---------   ---------   --------   --------
Net income..............................    21,347      15,737       8,593      5,466      3,284
                                          ========   =========   =========   ========   ========
Net income per common share -- basic....      1.11        0.79        0.33       0.58       0.35
                                          ========   =========   =========   ========   ========
Net income per common share --diluted...      1.08        0.78        0.32       0.56       0.35
                                          ========   =========   =========   ========   ========
Cash dividends declared per common
  share.................................      1.20        1.17        1.16       1.10       1.08
                                          ========   =========   =========   ========   ========
Net cash provided by operating
  activities............................    40,119      32,008      23,823     14,975      7,216
                                          ========   =========   =========   ========   ========
Net cash (used in) provided by investing
  activities............................   (64,942)   (111,080)   (110,767)   (16,955)     7,887
                                          ========   =========   =========   ========   ========
Net cash provided by (used in) financing
  activities............................    22,576      86,516      88,116      1,859    (15,610)
                                          ========   =========   =========   ========   ========
Real estate assets, net.................   606,592     609,717     416,613    289,326    200,507
                                          ========   =========   =========   ========   ========
Total assets............................   656,481     647,007     468,373    310,384    221,216
                                          ========   =========   =========   ========   ========
Mortgages and notes payable.............   372,254     354,281     220,934    187,740    123,223
                                          ========   =========   =========   ========   ========
Funds from operations(1)................    40,652      35,141      21,315     13,783     13,207
                                          ========   =========   =========   ========   ========
Rent received above (below) straight
  line rent.............................    (2,054)     (2,411)       (924)      (105)       400
                                          ========   =========   =========   ========   ========

---------------
(1) The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company elected to early adopt the clarification contained in the White Paper and has restated all prior years FFO. The impact of such early adoption was to reduce FFO in 1998, 1997, 1996 and 1995 by $559, $168, $588 and $442, respectively. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties. The Company has operated as a REIT since October 1993 when it initially issued 9.3 million common shares, approximately 169,000 special limited partnership units (which are exchangeable for an equivalent number common shares) and approximately $1.9 million in 7.75% subordinated notes due in October 2000.

     As of December 31, 1999, the Company owned (or had interests in) 66 real estate properties. During 1999, the Company purchased seven properties, including joint venture investments, for $142.7 million.

     During 1999, the Company sold four properties to the Net Partnerships for $26.9 million, which resulted in a gain of approximately $2.5 million. Also, the Company purchased two properties from the Net Partnerships for $13.5 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since becoming a public company, the Company's principal source of capital for growth has been the public and private equity markets, selective secured indebtedness, its unsecured credit facility and issuance of OP Units.

     The Company's current $100 million unsecured credit facility, which is scheduled to expire in July 2001, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 1999, the weighted average interest rate on outstanding borrowing was 7.52%.

     Since its formation in 1993, the Company has raised, through the issuance of common shares, preferred shares and OP Units, aggregate capital of approximately $130.2 million for the purposes of retiring indebtedness and acquiring properties. In addition, the Company has purchased $77.6 million in real estate through the direct issuance of its common shares and OP Units.

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

     Cash dividends paid to common shareholders increased to $20.5 million in 1999, compared to $19.6 million in 1998 and $12.8 million in 1997. The Company's dividend and distribution FFO payout ratio for 1999, 1998, and 1997 was approximately 72.6%, 74.8%, and 74.1% respectively.

     Although the Company receives most of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other debt and equity alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $40.1 million for 1999 from $32.0 million for 1998 and $23.8 million for 1997.

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

     The following table provides certain information with respect to such partnership interests as of December 31, 1999 (assuming the Company's annual dividend rate remains at $1.20 per share).

                                                                                               TOTAL
                                                                               CURRENT        CURRENT
                                                       TOTAL                  ANNUALIZED     ANNUALIZED
REDEEMABLE FOR                                        NUMBER     AFFILIATE     PER UNIT     DISTRIBUTION
COMMON SHARES :                                      OF UNITS      UNITS     DISTRIBUTION      ($000)
---------------                                      ---------   ---------   ------------   ------------
At any time........................................  3,975,395   1,317,759       $1.20         $4,770
At any time........................................  1,273,196     120,374        1.08          1,375
At any time........................................    133,332      52,144        1.12            149
January 2003.......................................     17,901          --          --             --
March 2004.........................................     43,734          --        0.27             12
March 2004.........................................     27,314          --          --             --
November 2004......................................     29,976       2,856          --             --
March 2005.........................................     29,384          --          --             --
January 2006.......................................    187,163         416          --             --
February 2006......................................     33,197       1,743          --             --
May 2006...........................................      9,368          --        0.29              3
                                                     ---------   ---------       -----         ------
          Total....................................  5,759,960   1,495,292       $1.10         $6,309
                                                     =========   =========       =====         ======

     Affiliate units, which are included in total units, represent OP Units held by two executive officers (including their affiliates) of the Company.

FINANCING

     Revolving Credit Facility. The Company's $100 million unsecured credit facility bears interest at 137.5 basis points over LIBOR and has an interest rate period of one, three, or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. Approximately $11.5 million was available to the Company at December 31, 1999. The amount of available borrowings can increase by identifying additional unencumbered properties as eligible for the computation of the borrowing base which supports the credit facility. As of December 31, 1999 approximately $70.9 million was outstanding.

     Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 1999, a total of forty-eight properties were subject to outstanding mortgages which had an aggregate principal amount of $299.4 million. The weighted average interest rate on the Company's debt, including line of credit borrowings, on such date was approximately 7.79%. Approximate balloon payment amounts, including subordinated notes and excluding line of credit borrowings, having a weighted average interest rate of 8.13% due the next five calendar years are as follows: $15.1 million in 2000; $1.0 million in 2001; $10.6 million in 2002; $0 in 2003 and $25.3 million in 2004. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions. Subsequent to year end the Company refinanced a $13.1 million, 8.875% balloon payment due in 2000 with a $17 million, 8.1% mortgage that requires monthly principal and interest payments of $126,000 with a balloon payment of $15.2 million due in February, 2010.

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

     Shares Repurchase. The Company's Board of Trustees has authorized the Company to repurchase, from time to time, up to 2,000,000 common shares depending on market conditions and other factors. As of December 31, 1999, the Company had repurchased and retired 1,008,239 common shares, at an average price of approximately $10.71 per common share. Through February 29, 2000, the Company has repurchased 1,200,897 common shares at a weighted average price of $10.61.

IMPACT OF YEAR 2000

     The Year 2000 compliance issue concerns the inability of computer systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The Year 2000 issue affects virtually all companies and organizations.

     The Company took the necessary steps to understand the nature and extent of the work required to make its core information computer systems and non-information embedded systems Year 2000 compliant. The Company determined that it will not be necessary to significantly modify, update or replace its computer hardware and software applications.

     The vendor that provides the Company's existing general ledger software has released a Year 2000 compliant version of its product which the Company is currently using. The cost of the general ledger system did not have a material effect on the Company's financial condition or results of operations.

     The Company's Properties, which have no scheduled lease expirations prior to August 17, 2000, are subject to net leases and accordingly the Year 2000 compliance of embedded systems (e.g., security, HVAC, fire and elevator systems) are the responsibility of the tenants. The Company has contacted each of its tenants asking them to identify and evaluate the changes and modifications necessary to make these systems compliant for Year 2000 processing. The costs associated with the effort to make the embedded systems Year 2000 compliant are the tenant's responsibility. However, no assurances can be given that the Properties embedded systems would be Year 2000 compliant and compliance costs, if any, incurred by the Company would not be significant.

     The Company contacted significant third-party service providers and vendors with which it does business to determine the efforts being made on their part for compliance. The Company attempted to receive compliance certificates from all third parties that have a material impact on the Company's operations, but no assurance can be given with respect to the cost or timing of such efforts or the potential effects of any failure to comply.

     To date there have been no situations, that the Company is aware of, where the Year 2000 issues caused a computer system that affects the Company or any of the Properties to function improperly.

     Management will continue to monitor the Company's entire Year 2000 compliance function.

RESULTS OF OPERATIONS ($000)

                                                                                  INCREASE
                                                                                 (DECREASE)
                                                                           ----------------------
      SELECTED INCOME STATEMENT DATA         1999       1998      1997     1999-1998    1998-1997
      ------------------------------        -------    ------    ------    ---------    ---------
Total revenues............................  $77,300    65,117    43,569     $12,183      $21,548
Total expenses............................   54,642    45,059    32,862       9,583       12,197
  Interest................................   29,099    23,055    16,644       6,044        6,411
  Depreciation & amortization.............   18,000    15,083    10,608       2,917        4,475
  General & administrative................    4,687     4,518     3,644         169          874
  Property operating......................    1,865       857       922       1,008          (65)
  Transactional expenses..................       --       559        --        (559)         559
Net Income................................  $21,347    15,737     8,593     $ 5,610      $ 7,144

     Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 8.17% as of December 31, 1997 to 7.79% at December 31, 1999 due to debt refinancings, repayments, lower variable interest rates negotiated on the credit facility and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have decreased as a percentage of total revenue to 6.1% in 1999 from 6.9% in 1998 and 8.4% in 1997 due to the growth of the Company's portfolio relative to these expenses. The increase in property operating expense in 1999 relates to costs incurred relating to a property that was vacant through October 1999 and a second property in which the Company has a level of operating expense responsibility. Transactional expenses in 1998 relate to costs incurred in an abandoned private equity placement. Net income increased in 1999 due to the impact of items discussed above plus $5,127 in gains on sales of real estate. The increase in 1998 net income relates to the impact of items discussed above.

FUNDS FROM OPERATIONS

     The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company elected to early adopt the clarification contained in the White Paper and has restated all prior years FFO. The impact of such early adoption was to reduce FFO in 1998 and 1997 by $559 and $168, respectively. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

     The following table reflects the calculation of the Company's FFO and cash flow activities for each of the years in the three year period ended December 31, 1999 ($000):

                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Net income..............................................  $  21,347    $  15,737    $   8,593
  Depreciation and amortization of real estate..........     18,000       15,083       10,608
  Minority interest's share of net income...............      6,226        3,933        2,442
  Loss from debt restructuring..........................         --           --        3,189
  (Gain) loss on sale of property.......................     (5,127)         388       (3,517)
  Joint venture adjustment..............................        206           --           --
                                                          ---------    ---------    ---------
     Funds From Operations..............................  $  40,652    $  35,141    $  21,315
                                                          =========    =========    =========
Cash flows from operating activities....................  $  40,119    $  32,008    $  23,823
Cash flows from investing activities....................    (64,942)    (111,080)    (110,767)
Cash flows from financing activities....................     22,576       86,516       88,116

     The Company's dividend and distribution FFO payout ratio was 72.6%, 74.8% and 74.1% for the years ended December 31, 1999, 1998 and 1997 respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of December 31, 1999 and 1998 the Company's variable rate indebtedness represented 19.1% and 14.9% of total long-term indebtedness, respectively. During 1999 and 1998, this variable rate indebtedness had a weighted average interest rate of 7.52% and 7.50%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $514,000 and $350,000 in 1999 and 1998, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     25
Consolidated Balance Sheets as of December 31, 1999 and
  1998......................................................     26
Consolidated Statements of Income for the years ended
  December 31, 1999, 1998 and 1997..........................     27
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1999, 1998 and 1997......     28
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 1997..........................     29
Notes to Consolidated Financial Statements..................  30-43
Financial Statement Schedule
Schedule III -- Real Estate and Accumulated Depreciation....  44-45

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and consolidated subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
January 21, 2000

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        ($000 EXCEPT PER SHARE AMOUNTS)
                                  DECEMBER 31,

                                                                1999        1998
                                                              --------    --------
                                      ASSETS
Real estate, at cost:
  Buildings and building improvements.......................  $588,866    $578,836
  Land and land estates.....................................    88,561      85,781
  Land improvements.........................................     3,154       2,831
  Fixtures and equipment....................................     8,345       8,345
                                                              --------    --------
                                                               688,926     675,793
  Less: accumulated depreciation............................    82,334      66,076
                                                              --------    --------
                                                               606,592     609,717
Cash and cash equivalents...................................     8,837      11,084
Restricted cash.............................................     2,470       3,545
Deferred expenses (net of accumulated amortization of $4,513
  in 1999 and $3,515 in 1998)...............................     5,508       4,942
Rent receivable.............................................    14,108      12,436
Escrow deposits.............................................        --         104
Investment in joint ventures................................    11,523          --
Other assets, net...........................................     7,443       5,179
                                                              --------    --------
                                                              $656,481    $647,007
                                                              ========    ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable...........................................  $299,360    $299,687
Credit facility borrowings..................................    70,921      52,621
Subordinated notes payable, including accrued interest......     1,973       1,973
Origination fees payable, including accrued interest........     6,781       5,849
Accounts payable and other liabilities......................     3,917       5,180
Accrued interest payable....................................     2,251       2,172
                                                              --------    --------
                                                               385,203     367,482
Minority interests..........................................    66,303      74,381
                                                              --------    --------
                                                               451,506     441,863
                                                              --------    --------
Commitments and Contingencies (note 8)
Preferred shares, par value $0.0001 per share; authorized
  10,000,000 shares. Class A Senior Cumulative Convertible
  Preferred, liquidation preference $25,000, 2,000,000
  shares issued and outstanding.............................    24,369      24,369
                                                              --------    --------
Common shares, par value $0.0001 per share; 287,888 shares
  issued and outstanding, liquidation preference $3,886.....     3,809          --
                                                              --------    --------
Shareholders' equity:
  Common shares, par value $0.0001 per share, authorized
    40,000,000 shares, 16,905,285 and 17,103,532 shares
    issued and outstanding in 1999 and 1998, respectively...         2           2
  Additional paid-in-capital................................   240,339     241,924
  Deferred compensation, net................................      (701)         --
  Accumulated distributions in excess of net income.........   (60,852)    (59,155)
                                                              --------    --------
                                                               178,788     182,771
  Less: notes receivable from officers/shareholders.........    (1,991)     (1,996)
                                                              --------    --------
         Total shareholders' equity.........................   176,797     180,775
                                                              --------    --------
                                                              $656,481    $647,007
                                                              ========    ========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Revenues:
  Rental...............................................  $   75,760    $   62,846    $   42,493
  Interest and other...................................       1,540         2,271         1,076
                                                         ----------    ----------    ----------
                                                             77,300        65,117        43,569
                                                         ----------    ----------    ----------
Expenses:
  Interest expense.....................................      29,099        23,055        16,644
  Depreciation and amortization of real estate.........      18,000        15,083        10,608
  Amortization of deferred expenses....................         991           987           876
  General and administrative expenses..................       4,687         4,518         3,644
  Property operating expenses..........................       1,865           857           922
  Transactional expenses...............................          --           559            --
  Property arbitration litigation expense..............          --            --           168
                                                         ----------    ----------    ----------
                                                             54,642        45,059        32,862
                                                         ----------    ----------    ----------
Income before gain (loss) on sale of properties,
  minority interests and extraordinary item............      22,658        20,058        10,707
Gain (loss) on sale of properties......................       5,127          (388)        3,517
                                                         ----------    ----------    ----------
Income before minority interests and extraordinary
  item.................................................      27,785        19,670        14,224
Minority interests.....................................       6,438         3,933         2,442
                                                         ----------    ----------    ----------
Income before extraordinary item.......................      21,347        15,737        11,782
Extraordinary item.....................................          --            --         3,189
                                                         ----------    ----------    ----------
          Net income...................................  $   21,347    $   15,737    $    8,593
                                                         ==========    ==========    ==========
Income per common share -- basic:
Income before extraordinary item.......................  $     1.11    $     0.79    $     0.61
Extraordinary item.....................................          --            --         (0.28)
                                                         ----------    ----------    ----------
Net income.............................................  $     1.11    $     0.79    $     0.33
                                                         ==========    ==========    ==========
Weighted average common shares outstanding.............  16,979,925    16,835,414    11,444,589
                                                         ==========    ==========    ==========
Income per common share -- diluted:
Income before extraordinary item.......................  $     1.08    $     0.78    $     0.59
Extraordinary item.....................................          --            --         (0.27)
                                                         ----------    ----------    ----------
Net income.............................................  $     1.08    $     0.78    $     0.32
                                                         ==========    ==========    ==========
Weighted average common shares outstanding.............  24,945,267    21,983,876    11,639,683
                                                         ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                                                      ACCUMULATED       NOTES
                                                        ADDITIONAL     DEFERRED      DISTRIBUTIONS    RECEIVABLE
                                    NUMBER               PAID-IN     COMPENSATION,   IN EXCESS OF     OFFICERS/      TOTAL
                                  OF SHARES    AMOUNT    CAPITAL          NET         NET INCOME     SHAREHOLDERS    EQUITY
                                  ----------   ------   ----------   -------------   -------------   ------------   --------
Balance at December 31, 1996....   9,426,900     $1      $136,956      $     --        $(44,298)       $    --      $ 92,659
Net income......................          --     --                          --           8,593             --         8,593
Dividends paid to common share-
  holders ($1.16 per share).....          --     --            --            --         (12,836)            --       (12,836)
Dividends paid to preferred
  share-holders ($0.91 per
  share)........................          --     --            --            --            (916)            --          (916)
Deemed dividend related to
  issuance of preferred
  shares........................          --     --         3,548            --          (3,548)            --            --
Common shares issued, net.......   7,082,710      1        94,965            --              --             --        94,966
                                  ----------     --      --------      --------        --------        -------      --------
Balance at December 31, 1997....  16,509,610      2       235,469            --         (53,005)            --       182,466
Net income......................          --     --            --                        15,737                       15,737
Dividends paid to common share-
  holders ($1.17 per share).....          --     --            --            --         (19,633)            --       (19,633)
Dividends paid to preferred
  share-holders ($1.2285 per
  share)........................          --     --            --            --          (2,254)            --        (2,254)
Common shares issued, net.......     723,797     --         8,013            --              --         (1,996)        6,017
Common shares repurchased and
  retired.......................    (129,875)    --        (1,558)           --              --             --        (1,558)
                                  ----------     --      --------      --------        --------        -------      --------
Balance at December 31, 1998....  17,103,532      2       241,924            --         (59,155)        (1,996)      180,775
Net income......................          --     --                          --          21,347             --        21,347
Dividends paid to common share-
  holders ($1.20 per share).....          --     --                          --         (20,524)            --       (20,524)
Dividends paid to preferred
  share-holders ($1.26 per
  share)........................          --     --                          --          (2,520)            --        (2,520)
Common shares issued, net.......     673,262     --         8,343          (701)             --                        7,642
Common shares repurchased and
  retired.......................    (871,509)    --        (9,928)           --              --             --        (9,928)
Repayments on notes.............          --     --            --            --              --              5             5
                                  ----------     --      --------      --------        --------        -------      --------
Balance at December 31, 1999....  16,905,285     $2      $240,339      $   (701)       $(60,852)       $(1,991)     $176,797
                                  ==========     ==      ========      ========        ========        =======      ========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    ($000'S)
                            YEARS ENDED DECEMBER 31,

                                                                1999        1998        1997
                                                              ---------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $  21,347   $  15,737   $   8,593
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................     18,991      16,070      11,484
     Minority interests.....................................      6,438       3,933       2,442
     Loss (gain) on sale of properties......................     (5,127)        388      (3,517)
     Other non-cash charges.................................        244          75          83
     Extraordinary item.....................................         --          --       3,189
     Equity in earnings of joint ventures...................        (25)         --          --
     Increase (decrease) in accounts payable and other
       liabilities..........................................       (305)       (292)      3,280
     Other adjustments, net.................................     (1,444)     (3,903)     (1,731)
                                                              ---------   ---------   ---------
          Net cash provided by operating activities.........     40,119      32,008      23,823
                                                              ---------   ---------   ---------
Cash flows from investing activities:
  Net proceeds from sale of properties......................     31,548      24,113      21,362
  Proceeds from sale of joint venture interest..............     10,781          --          --
  Investment in real estate.................................   (102,987)   (135,193)   (132,129)
  Investments in joint ventures.............................     (4,284)         --          --
                                                              ---------   ---------   ---------
          Net cash used in investing activities.............    (64,942)   (111,080)   (110,767)
                                                              ---------   ---------   ---------
Cash flows from financing activities:
  Proceeds of mortgages and notes payable...................     74,375     160,483     130,942
  Dividends to common and preferred shareholders............    (23,044)    (21,887)    (13,752)
  Principal payments on debt, excluding normal
     amortization...........................................     (5,513)    (64,412)   (112,451)
  Principal amortization payments...........................    (10,468)     (6,939)     (5,950)
  Proceeds from the issuance of limited partnership units...         --      23,449          --
  Common shares issued, net of offering costs...............      4,676         293      75,133
  Preferred shares issued, net of offering costs............         --          --      24,369
  Prepayment premium on early retirement of debt............         --          --      (3,560)
  Cash distributions to minority interests..................     (6,533)     (4,381)     (2,034)
  Decrease (increase) in escrow deposits....................        104       1,145      (1,145)
  Increase in deferred expenses.............................     (1,718)     (1,631)     (1,687)
  Decrease (increase) in restricted cash....................        745       1,954      (1,749)
  Common shares repurchased.................................     (9,928)     (1,558)         --
  Other.....................................................       (120)         --          --
                                                              ---------   ---------   ---------
          Net cash provided by financing activities.........     22,576      86,516      88,116
                                                              ---------   ---------   ---------
Change in cash and cash equivalents.........................     (2,247)      7,444       1,172
Cash and cash equivalents, beginning of year................     11,084       3,640       2,468
                                                              ---------   ---------   ---------
Cash and cash equivalents, end of year......................  $   8,837   $  11,084   $   3,640
                                                              =========   =========   =========
Supplemental disclosure of cash flow information:
  Cash paid during the year for interest....................  $  29,157   $  21,916   $  15,801
                                                              =========   =========   =========
  Cash paid during the year for taxes.......................  $     115   $     261   $     106
                                                              =========   =========   =========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         ($000'S EXCEPT PER SHARE DATA)

(1)  THE COMPANY

     Lexington Corporate Properties Trust, (the "Company"), is a Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of December 31, 1999 the Company owned or had interests in 66 properties in 28 states. The real properties owned by the Company are subject to triple net leases to corporate tenants.

     The Company's Board of Trustees had authorized the Company to repurchase, from time to time, up to 2,000,000 common shares, depending on market conditions and other factors. As of December 31, 1999, the Company repurchased and retired 1,008,239 common shares at an average price of approximately $10.71 per common share.

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

     Investments in joint ventures. The Company accounts for its investments in non-controlled entities under the equity method.

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

have exceeded taxable income, no provision for Federal income taxes has been made. State income taxes are not significant.

     A summary of the average taxable nature of the Company's dividends for the three years ended December 31 is as follows:

                                                            1999      1998      1997
                                                           ------    ------    ------
Total dividends per share................................  $ 1.20    $ 1.17    $ 1.16
                                                           ======    ======    ======
Ordinary income..........................................   83.73%    88.06%    68.91%
20% rate gain............................................   10.21%       --        --
25% rate gain............................................    6.06%     2.30%       --
Percent non-taxable as return of capital.................      --      9.64%    31.09%
                                                           ------    ------    ------
                                                           100.00%   100.00%   100.00%
                                                           ======    ======    ======

     Earnings Per Share. Basic net income per share is computed by dividing net income reduced by all preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include operating partnership units, exchangeable notes and convertible preferred shares. In 1999 preferred shares were not dilutive; in 1998 the exchangeable notes and preferred shares were not dilutive; and in 1997 all the securities were not dilutive.

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(3)  EARNINGS PER SHARE

     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 1999:

                                                 1999           1998           1997
                                              -----------    -----------    -----------
                   BASIC
Income before extraordinary item............  $    21,347    $    15,737    $    11,782
Less cash and deemed dividends attributable
  to preferred shares.......................       (2,520)        (2,478)        (4,871)
                                              -----------    -----------    -----------
Income attributed to common shareholders
  before extraordinary item.................       18,827         13,259          6,911
Extraordinary item..........................           --             --         (3,189)
                                              -----------    -----------    -----------
Net income attributed to common
  shareholders..............................  $    18,827    $    13,259    $     3,722
                                              ===========    ===========    ===========
Weighted average number of common shares
  outstanding...............................   16,979,925     16,835,414     11,444,589
                                              ===========    ===========    ===========
Income per common share -- basic:
Income before extraordinary item............  $      1.11    $      0.79    $      0.61
Extraordinary item..........................           --             --          (0.28)
                                              -----------    -----------    -----------
Net income..................................  $      1.11    $      0.79    $      0.33
                                              ===========    ===========    ===========
                  DILUTED
Income attributed to common shareholders
  before extraordinary item.................  $    18,827    $    13,259    $     6,911
Add incremental income attributed to assumed
  conversion of dilutive securities.........        8,225          3,831             --
                                              -----------    -----------    -----------
Income attributed to common shareholders
  before extraordinary item.................       27,052         17,090          6,911
Extraordinary item..........................           --             --         (3,189)
                                              -----------    -----------    -----------
Net income attributed to common
  shareholders..............................  $    27,052    $    17,090    $     3,722
                                              ===========    ===========    ===========
Weighted average number of shares used in
  calculation of basic earnings per share...   16,979,925     16,835,414     11,444,589
Add incremental shares representing:
  Shares issuable upon exercise of employee
     stock options..........................        4,194        156,391        195,094
  Shares issuable upon conversion of
     dilutive securities....................    7,961,148      4,992,071             --
                                              -----------    -----------    -----------
Weighted average number of shares used in
  calculation of diluted earnings per common
  share.....................................   24,945,267     21,983,876     11,639,683
                                              ===========    ===========    ===========
Income per common share -- diluted:
Income before extraordinary item............  $      1.08    $      0.78    $      0.59
Extraordinary item..........................           --             --          (0.27)
                                              -----------    -----------    -----------
Net income..................................  $      1.08    $      0.78    $      0.32
                                              ===========    ===========    ===========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(4)  INVESTMENTS IN REAL ESTATE

     During 1999, 1998 and 1997 the Company made the following acquisitions, including joint venture acquisitions:

                                                                                                                         NET
                                                                                              ANNUALIZED              RENTABLE
DATE OF                                                                        ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION                   TENANT                          LOCATION            COST       DECEMBER 31,   EXPIRES     FEET
-----------   ---------------------------------------  ----------------------  -----------   ------------   -------   ---------
1999
January 20    Corporate Express Office Products, Inc.  Henderson, NC            $  7,416       $   791       01-14      196,946
August 13     NEC America, Inc.                        Herndon, VA                19,000         2,006       08-09      108,000
September 15  Vastar Resources, Inc.                   Houston, TX(1)             34,770         3,436       09-09      327,325
October 1     Blue Cross/Blue Shield of South          Columbia, SC(1)
              Carolina                                                            42,500         4,900       09-09      348,410
December 22   Jones Apparel Group, Inc.                Bristol, PA                 8,782           970       07-13       96,000
December 28   Boeing Services Corp.                    Herndon, VA                25,636         2,585       05-08      159,664
December 29   Honeywell Consumer Products              Southborough, MA            4,747           412       09-15       57,698
                                                                                --------       -------                ---------
                                                                                $142,851       $15,100                1,294,043
                                                                                ========       =======                =========
1998
March 27      Jones Apparel Group, Inc.                Bristol, PA              $ 12,539       $ 1,224       03-13      255,019
March 27      Fidelity Corporate Real Estate, LLC      Hebron, KY                  8,077           817       04-07       81,744
March 27      Kelsey-Hayes (Tech I & II)               Livonia, MI                16,442         1,637       04-07      180,230
May 11        Eagle Hardware & Garden, Inc.            Federal Way, WA            13,751         1,233       08-17      133,861
May 11        Eagle Hardware & Garden, Inc.            Anchorage, AK              17,690         1,588       10-17      157,525
May 15        Stone Container Corporation              Columbia, SC                4,230           549       08-12      185,960
May 18        The Wackenhut Corporation                Palm Beach Gardens, FL     19,817         2,241       02-11      127,855
June 19       Michaels Stores, Inc.                    Lancaster, CA              15,102         1,430       06-13      431,250
July 2        Fleet Mortgage Group, Inc.               Florence, SC               15,061         1,635       06-08      177,747
July 24       Lear Technologies LLC                    Auburn Hills, MI           13,939         1,365       07-06      183,717
August 27     Kmart Corporation                        Warren, OH                 63,877         8,932       09-07    1,700,000
October 26    Corporate Express Office Products, Inc.  Baton Rouge, LA             3,425           368       10-13       65,043
December 31   Upton's, Inc.                            Columbia, MD                4,880           549       07-09       60,000
                                                                                --------       -------                ---------
                                                       TOTAL                    $208,830       $23,568                3,739,951
                                                                                ========       =======                =========
1997
February 20   Johnson Controls, Inc.                   Cottondale, AL           $  2,910       $   313       02-07       58,800
March 19      Exel Logistics Inc.                      Various(2)                 27,428         3,003       11-06      761,200
May 1         Cymer, Inc.                              San Diego, CA               7,707           860       12-09       65,755
July 9        Bull HN Info. Systems, Inc.              Phoenix, AZ                10,990         1,032       10-05      137,058
July 22       Lockheed Martin Corporation              Marlborough, MA            15,541         1,671       12-06      126,000
September 4   FirstPlus Financial Group, Inc.          Dallas, TX                 32,645         3,557       08-12      247,968
October 31    Ryder Integrated Logistics, Inc.         Waterloo, IA                9,321         1,002       07-12      276,480
December 31   Stevens-Arnold, Inc.                     Milpitas, CA               22,138         2,667       12-05      100,026
December 31   Allied Holdings, Inc.                    Decatur, GA                14,633         1,530       12-07      112,248
December 31   Circuit City Stores, Inc.                Richmond, VA               27,234         2,791       02-10      288,562
December 31   Dana Corp.                               Gordonsville, TN            3,377           341       08-07      148,000
December 31   Allegiance Healthcare Corp.              Bessemer, AL                4,902           472       09-01      123,924
                                                                                --------       -------                ---------
                                                       TOTAL                    $178,826       $19,239                2,446,021
                                                                                ========       =======                =========

---------------
(1) Joint venture acquisitions

(2) Consists of three properties; two located in New Kingston, PA, one in Mechanicsburg, PA.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The Company sold seven properties in 1999 and one property in each of 1998 and 1997 for an aggregate net selling price of $63,900, $24,100 and $21,400, respectively, which resulted in a gain in 1999 of $5,127, a 1998 loss of $388 and a gain in 1997 of $3,517.

     The following unaudited pro forma operating information for the years ended December 31, 1999 and 1998 has been prepared as if the acquisitions and dispositions in 1999 and 1998 had been consummated as of January 1, 1998. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 1998. Unaudited pro forma amounts are as follows:

                                                       DECEMBER 31, 1999   DECEMBER 31, 1998
                                                       -----------------   -----------------
Revenues.............................................       $78,355             $79,217
Net income...........................................       $17,510             $18,904
Net income per common share:
  Basic..............................................       $  0.88             $  0.98
  Diluted............................................       $  0.88             $  0.96

(5)  INVESTMENT IN JOINT VENTURES

     The Company has investments in two real estate joint ventures. The business of each joint venture is to acquire, finance, hold for investment and sell single tenant net leased real estate.

  Lexington Acquiport Company, LLC

     The Company's first joint venture, Lexington Acquiport Company, LLC ("LAC"), is with the Comptroller of the State of New York as Trustee for the Common Retirement Fund ("CRF"). The Company and CRF will contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. The Company's affiliate, Lexington Realty Advisors, Inc. ("LRA") will earn annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of purchase price of each property investment.

     LAC's first investment was a 12-year, $11,009 participating note to partially fund the purchase of a real estate property. The participating note has a current annual interest rate of 6.9% and a 50% participation in operating cash flows of the property, as defined. The note is convertible, at LAC's option, into an equity position in the underlying property. The underlying property, which was purchased on September 15, 1999, is a 327,325 square foot office property located in Houston, Texas net leased to Vastar Resources, Inc. for annual rental payments of $3,400 through September 2009. The purchase price of $34,800 was funded through the participating note and a 10-year, $22,800 non-recourse mortgage note bearing interest at 7.58% which provides for annual principal and interest payments of $2,000 with a balloon payment of $18,200 at maturity.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized financial information for the underlying property investment as of and for the period ended December 31, 1999 is as follows:

                                                                1999
                                                              --------
Real estate, net............................................  $35,113
Other assets................................................      479
                                                              -------
                                                              $35,592
                                                              =======
Mortgage payable............................................  $22,699
Convertible note payable -- affiliate.......................   11,009
Other liabilities...........................................      147
Equity......................................................    1,737
                                                              -------
                                                              $35,592
                                                              =======
Rental revenue..............................................  $   993
Interest expense............................................     (774)
Depreciation of real estate.................................     (206)
Other.......................................................      (53)
                                                              -------
     Net loss...............................................  $   (40)
                                                              =======

  Lexington Columbia LLC

     The Company's second joint venture formed on December 30, 1999, Lexington Columbia LLC ("Columbia"), is with a private investor and its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross/Blue Shield of South Carolina. The purchase price of the property was approximately $42,500 and partially funded through a 10-year $25,300 mortgage note bearing interest at 7.85%. The note provides for annual principal and interest payments of $2,196 with a balloon payment of $22,100 at maturity. The lease, which expires September 2009, provides for annual rental payment of $4,906. In accordance with the partnership agreement, net cash flows, as defined, will be allocated 40% to the Company and 60% to the partner until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and to 40% to the partner. LRA will earn annual asset management fees of 2% of rents collected.

     Summarized balanced sheet information for the underlying property investment as of December 31, 1999 is as follows:

                                                                1999
                                                              --------
Real estate, net............................................  $42,667
Other assets................................................      650
                                                              -------
                                                              $43,317
                                                              =======
Mortgage payable............................................  $25,258
Equity......................................................   18,059
                                                              -------
                                                              $43,317
                                                              =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

  Lexington Realty Advisors, Inc.

     The Company also has a 99% non-voting ownership interest in LRA, which provides management services to the above mentioned joint ventures. During 1999, LRA generated management and acquisition fees of approximately $575 and reimbursed the Company $543 for payroll costs.

(6) MORTGAGES AND NOTES PAYABLE

     The following table sets forth-certain information regarding the Company's mortgage and notes payable as of December 31, 1999 and 1998:

                                                                              2000
                                                    INTEREST                 ANNUAL      BALLOON
     PROPERTY LOCATION          1999       1998       RATE     MATURITY   DEBT SERVICE   PAYMENT
     -----------------        --------   --------   --------   --------   ------------   --------
Richmond, VA................  $ 13,093   $ 13,093    8.875%    03-01-00     $13,384      $ 13,093
Credit Facility (a).........    70,921     52,621    7.520%    07-24-01       5,333        70,921
Bessemer, AL................     1,000      1,000    9.500%    09-01-01          95         1,000
Tampa, FL (Queen Palm
  Dr.)(c)...................     4,223      4,290    7.050%    08-15-02         367         4,020
Tampa, FL (North 30th) (c)..     5,467      5,697    7.050%    08-15-02         624         4,768
Gordonsville, TN............     1,070      1,158    9.500%    10-01-02         194           771
Bakersfield, CA.............     1,862         --    9.350%    12-01-02         405         1,064
Columbia, MD................     1,680      1,980   10.750%    07-20-03         521            --
Oxon Hill, MD...............     1,419      1,702    6.250%    03-01-04         381            --
Mechanicsburg, PA (3 Exel
  properties) (d)...........    25,000     25,000    8.000%    03-20-04       2,000        25,000
Brownsville, TX.............       770        852    8.375%    11-01-04         150           260
Rockville, MD...............       927      1,061    8.820%    03-01-05         221            --
REMIC Financing (b).........    66,258     67,173    8.100%    05-25-05       6,353        60,001
Salt Lake City, UT..........     9,633     10,911    7.870%    10-01-05       2,099            --
Laguna Hills, CA............     3,779      4,113    8.375%    02-01-06         666         1,020
Bethesda, MD................     3,230         --    9.250%    05-01-06         669            --
Warren, OH..................    37,250     40,624    7.000%    10-01-07       6,160            --
Palm Beach Gardens, FL......    13,611     13,756    7.010%    06-15-08       1,105        11,866
Hebron, KY..................     5,589      5,642    7.000%    10-23-08         451         4,935
Canton, OH..................     2,368      2,523    9.490%    02-28-09         388            --
Baton Rouge, LA.............     2,134         --    7.375%    03-01-09         208         1,470
Bristol, PA.................     6,518         --    7.250%    04-01-09         571         5,228
Livonia, MI.................    11,427         --    7.800%    04-01-09         992        10,236
Henderson, NC...............     4,710         --    7.390%    05-01-09         417         3,854
Salt Lake City, UT..........    19,843     21,170    7.610%    10-01-09       2,901            --
Herndon, VA.................    12,324         --    7.600%    09-01-10       1,107         9,740
Honolulu, HI................     5,536      5,901   10.250%    10-01-10         841            --
Dallas, TX..................    22,774     22,800    7.490%    12-31-12       2,020        15,961
Lancaster, CA...............    11,112     11,224    7.020%    09-01-13         900         8,614
Franklin, NC................     2,218      2,250    8.500%    04-01-15         236            --
Southborough, MA............     2,535         --    7.500%    09-01-15         275            --
Phoenix, AZ (Bank One) (e)..        --      5,538   10.750%                      --            --

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                              2000
                                                    INTEREST                 ANNUAL      BALLOON
     PROPERTY LOCATION          1999       1998       RATE     MATURITY   DEBT SERVICE   PAYMENT
     -----------------        --------   --------   --------   --------   ------------   --------
San Diego, CA (f)...........        --      4,635    7.500%    01-01-11          --            --
Anchorage, AK (f)...........        --     11,267    7.480%    05-11-08          --            --
Federal Way, WA (f).........        --      8,635    7.480%    05-11-08          --            --
Phoenix, AZ (Bull) (f)......        --      5,692    8.120%    10-01-05          --            --
                              --------   --------   -------                 -------      --------
Total.......................  $370,281   $352,308    7.789%                 $52,034      $253,822
                              ========   ========   =======                 =======      ========

---------------
(a) The Company's $100,000 unsecured revolving credit facility, bears interest at 137.5 basis points over LIBOR and has an interest rate period of one, three or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company is in compliance. Due to these covenants, approximately $11,486 was available to the Company at December 31, 1999. The amount of available borrowings can increase by identifying additional encumbered properties as eligible for the computation of the borrowing base which supports the credit facility.

(b)  The REMIC Financing is secured by mortgages on 17 Properties.

(c) The mortgages on the two Tampa, Florida Properties are cross-collateralized.

(d) The Notes can be exchanged by the holders for the Company's common shares at $13 per share beginning on April 1, 2000, subject to adjustment. The Notes may be redeemed at the Company's option beginning March 2000 at a price of 103.2% of the principal amount, declining to par after March 2002. The Notes are subordinated to obligations under the Company's credit facility.

(e)  Mortgage satisfied in 1999.

(f)  Mortgage satisfied on sale of property in 1999.

     Scheduled principal paydowns of the mortgage notes payable, excluding borrowings under the credit facility, for the next five years and thereafter are as follows:

YEARS ENDING                                         SCHEDULED
DECEMBER 31,                                        AMORTIZATION    BALLOON      TOTAL
------------                                        ------------    --------    --------
2000..............................................    $ 11,416      $ 13,093    $ 24,509
2001..............................................      12,341         1,000      13,341
2002..............................................      13,205        10,623      23,828
2003..............................................      13,609            --      13,609
2004..............................................      13,812        25,260      39,072
Thereafter........................................      52,076       132,925     185,001
                                                      --------      --------    --------
                                                      $116,459      $182,901    $299,360
                                                      ========      ========    ========

(7)  SUBORDINATED NOTES PAYABLE

     The notes bear interest at 7.75% per annum, payable semi-annually on January 1 and July 1 of each year, and are due on October 12, 2000. The notes are redeemable at the Company's option, in whole or in part at a redemption price equal to 100% of the principal amount plus all accrued and unpaid interest through the date of redemption.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(8)  LEASES

     Minimum future rental receipts under noncancellable tenant leases assuming no new or negotiated leases for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,                                                   AMOUNT
------------                                                  --------
2000........................................................  $ 74,007
2001........................................................    73,754
2002........................................................    71,571
2003........................................................    71,910
2004........................................................    69,954
Thereafter..................................................   284,659
                                                              --------
                                                              $645,855
                                                              ========

The Company entered into a 15-year lease with VarTec, Inc. for its Dallas, Texas Property. The VarTec lease provides for average annual net rent of $3,485 and expires September 2015.

     The Company leases its corporate headquarters for approximately $263 per annum through June 30, 2004.

(9)  MINORITY INTERESTS

     In conjunction with several of the Company's acquisitions, sellers were given interests in Partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis. As of December 31, 1999, there were 5,759,960 OP Units outstanding of which 5,381,923 are currently redeemable for common shares. These units, subject to certain adjustments through the date of conversion, have distributions per unit in varying amounts up to $1.20 per unit with a weighted average distribution of $1.10 per unit.

(10)  PREFERRED AND COMMON SHARES

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     During 1999, the Company issued 287,888 common shares in a transaction which raised approximately $3,886. The holders of the common shares have agreed not to sell more than 20% of the common shares each year for a five year period. On the fifth anniversary of the transaction, the holders of the common shares have the right to put to the Company their shares, up to 287,888, at $13.50 per share.

(11)  LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12)  BENEFIT PLANS

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

     Share option activity during the periods indicated is as follows:

                                                                         WEIGHTED-AVERAGE
                                                           NUMBER OF    EXERCISE PRICE PER
                                                            SHARES            SHARE
                                                           ---------    ------------------
Balance at December 31, 1996.............................    775,300          $11.30
  Granted................................................    276,397           12.50
  Exercised..............................................    (10,000)          10.09
  Forfeited..............................................     (2,500)          14.25
                                                           ---------          ------
Balance at December 31, 1997.............................  1,039,197           11.62
  Granted................................................    386,600           15.11
  Exercised..............................................     (8,230)          10.28
  Forfeited..............................................     (7,370)          14.51
                                                           ---------          ------
Balance at December 31, 1998.............................  1,410,197           12.58
  Granted................................................    286,625           12.06
  Exercised..............................................     (5,000)           9.00
  Forfeited..............................................   (188,174)          12.13
                                                           ---------          ------
Balance at December 31, 1999.............................  1,503,648          $12.54
                                                           =========          ======

     At December 31, 1999, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $11.125 to $15.25 and 2.2 years, respectively. In addition, 941,122 options are still available for grant.

     At December 31, 1999, 1998 and 1997, the number of options exercisable was 1,066,917, 1,107,697 and 837,300, respectively, and the weighted-average exercise price of those options was $11.80, $11.88 and $11.45, respectively.

     The per share weighted average fair value of options granted during 1999, 1998 and 1997 were estimated to be $2.41, $3.46, and $3.75, respectively, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 5% in 1999

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

and 1998 and 6.5% in 1997; (ii) an expected life of five years; (iii) volatility factors of 16.94%, 18.47% and 17.09% for 1999, 1998 and 1997, respectively; (iv)
and actual dividends paid.

     The Company has elected to adopt the disclosure only provisions of SFAS No.
123. Accordingly no compensation cost has been recognized with regard to options granted in the accompanying consolidated statements of income. If stock based compensation cost had been recognized based upon the fair value at the date of grant for options awarded in 1999, 1998 and 1997 the Company's pro forma net income and pro forma net income per share would have been:

                                                           1999       1998      1997
                                                          -------    ------    ------
Pro forma net income....................................  $20,384    $14,737   $8,276
Pro forma net income per share
  Basic.................................................  $  1.05    $ 0.73    $ 0.30
  Diluted...............................................  $  1.04    $ 0.73    $ 0.29

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $98, $77 and $80 were contributed in 1999, 1998 and 1997, respectively.

(13)  RELATED PARTY TRANSACTIONS

     The Company has been granted an option by the LCP Group, L.P. ("LCP"), exercisable any time, to acquire the general partnership interests currently owned by LCP in two limited partnerships, Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships'), which own net leased office, industrial and retail properties. Under the terms of the option, the Company, subject to review of any such transaction by the independent members of its Board of Trustees, may acquire the general partnership interests in either or both of the Net Partnerships at their fair market value based upon a formula relating to partnership cash flows, with the Company retaining the option of paying such fair market value in securities of the Company, units representing interests in partnerships controlled by the Company or cash (or a combination thereof). The Chairman of the Company is a partner in LCP.

     The Company currently provides administrative and acquisition support to the Net Partnerships and is reimbursed for the costs of such services. The reimbursements amounted to $435, $393 and $279 for the years ended December 31, 1999, 1998 and 1997, respectively, and are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

     The Company sold four properties to the Net Partnerships which are located in Jacksonville, Alabama (leased to Wal-Mart Stores, Inc.); Columbia, South Carolina (leased to Stone Container Corp.); San Diego, California (leased to Cymer, Inc.) and Phoenix, Arizona (leased to Bull HN Information Systems, Inc.) for an aggregate sales price, which included a $1,200, 8% interest only accruing 5 year note, of approximately $26,900 resulting in a gain of approximately $2,544. The Company purchased two properties for approximately $13,500 from the Net Partnerships. These purchases and sales were approved by the independent members of the Board of Trustees.

     The Company also received brokerage commissions relating to other purchase and sale of properties by the Net Partnerships totaling $175 and $376 in 1999 and 1998, which is included in interest and other income in the accompanying consolidated statements of income.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     In connection with the acquisition of certain properties in 1996, the Company assumed an obligation to pay LCP an aggregate principal amount of $1,778 for rendering services in connection with the original acquisition of the properties in 1980 and 1981. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding.

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

(14)  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

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

(15)  CONCENTRATION OF RISK

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its Properties, avoiding dependency on a single property and the creditworthiness of its tenants.

     For each of the years in the three year period ended December 31, 1999 the following tenants represented 10% or greater of rental revenue:

                                                              1999    1998    1997
                                                              ----    ----    ----
Northwest Pipeline Corp.....................................    11%     14%     20%
Kmart Corporation...........................................    11%     --      --

(16)  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

     During 1999 and 1998, holders of an aggregate of 506,882 and 525,433 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $6,532 and $5,650, respectively.

     During 1999, the Company issued 69,850 common shares to certain employees and trustees resulting in $877 of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     During 1999, the Net Partnerships purchased two of the Company's real estate properties assuming mortgage debt of approximately $10,156 and issuing a note payable to the Company for $1,200.

     During 1998, in connection with the acquisition of certain properties, the Company assumed $44,200 in mortgage indebtedness as partial satisfaction of the purchase price.

     During 1998, in connection with the acquisition of certain properties, the Company issued $28,800 in OP Units as partial satisfaction of the purchase price. The issuance of these OP Units have been recorded as minority interest in the accompanying consolidated balance sheets.

     During 1998, the Company issued 131,000 common shares, at the current market price, to two officers in exchange for notes aggregating $1,998 which mature on February 14, 2003, bear interest at 7.6% per annum and are secured by the common shares issued.

     During 1997, the Company issued 1,284,725 common shares in exchange for all the shares of another company. The Company acquired three properties valued at $35,100 less the $15,300 of mortgage indebtedness assumed.

     During 1997, in connection with a property acquisition, the Company assumed approximately $5,900 of first mortgage financing and issued a $600 note to the seller.

     During 1997, in connection with an acquisition of properties involving a partnership, the Company issued $6,000 in OP Units as partial satisfaction of the purchase price. The issuance of these OP Units have been recorded as minority interest in the accompanying consolidated financial statements.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

                                                          THREE MONTHS ENDED
                                                 -------------------------------------
                                                     MARCH 31,            JUNE 30,
                                                 -----------------    ----------------
                                                  1999       1998      1999      1998
                                                 -------    ------    ------    ------
Revenues.......................................  $19,161    13,980    18,950    14,994
Net income.....................................  $ 4,363     4,062     4,869     3,437
Net income per common share:
     Basic.....................................  $  0.22      0.21      0.25      0.17
     Diluted...................................  $  0.22      0.20      0.24      0.17

                                                          THREE MONTHS ENDED
                                                 -------------------------------------
                                                   SEPTEMBER 30,        DECEMBER 31,
                                                 -----------------    ----------------
                                                  1999       1998      1999      1998
                                                 -------    ------    ------    ------
Revenues.......................................  $19,208    17,155    19,981    18,988
Net income.....................................  $ 6,350     4,131     5,765     4,107
Net income per common share:
     Basic.....................................  $  0.34      0.21      0.30      0.21
     Diluted...................................  $  0.32      0.20      0.30      0.20

     The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(18)  SUBSEQUENT EVENTS (UNAUDITED)

     Lexington Acquiport Company, LLC purchased for $26,900 a 221,215 square foot office property in Ohio net leased to Structural Dynamics Research Corporation at a current annual net rent of $2,791 through April 30, 2011. The purchase price was partially funded with a $17,800 mortgage note bearing interest at 8.17%. The note requires an average monthly principal and interest payment of $145 with a balloon payment of $12,686 due in January 2012.

     The Company refinanced a $13,100, 8.875% balloon payment due in 2000 with a $17,000, 8.1% mortgage that requires monthly principal and interest payments of $126 with a balloon payment of $15,200 due in February, 2010.

     The Company repaid $2,000 on its unsecured credit facility.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                              SCHEDULE III ($000)

  INITIAL COST TO COMPANY AND GROSS AMOUNT AT WHICH CARRIED AT END OF YEAR(A)

                                                                            LAND                                ACCUMULATED
                                                                             AND      BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                     LOCATION          ENCUMBRANCES   ESTATES   IMPROVEMENTS    TOTAL     AMORTIZATION
          -----------             ------------------------  ------------   -------   ------------   --------   -------------
Warehouse & Manufacturing.......  Modesto, CA                 $  2,072     $   257     $  3,809     $  4,066      $ 1,266
Office..........................  Southington, CT                8,532       3,240       20,440       23,680        7,948
Research & Development..........  Glendale, AZ                      --       4,996       24,392       29,388       10,389
Retail/Health Club..............  Countryside, IL                2,349         628        3,722        4,350        1,567
Retail/Health Club..............  Voorhees NJ                    2,970         577        4,820        5,397        1,921
Retail/Health Club..............  DeWitt, NY                     1,796         445        3,043        3,488        1,214
Warehouse & Distribution........  Mansfield, OH                  3,246         120        5,464        5,584        1,616
Industrial......................  Marshall, MI                   2,176          33        3,378        3,411        1,284
Industrial......................  Marshall, MI                     829          14          926          940          353
Retail..........................  Newport, OR                    6,078       1,400        7,270        8,670        2,603
Office & Warehouse..............  Memphis, TN                    6,562       1,053       11,168       12,221        3,238
Warehouse & Distribution........  Mechanicsburg, PA             10,016       1,439       13,987       15,426        2,910
Office & Warehouse..............  Tampa, FL                      4,223       1,389        7,629        9,018        2,495
Retail..........................  Klamath Falls, OR              6,907         727        9,160        9,887        2,700
Office..........................  Tampa, FL                      5,467       1,900        9,755       11,655        2,782
Warehouse & Industrial..........  Jacksonville, FL                  --         157        3,034        3,191          890
Retail..........................  Sacramento, CA                 2,314         885        2,705        3,590        1,013
Office..........................  Phoenix, AZ                       --       2,804       13,921       16,725        3,857
Retail..........................  Reno, NV                       2,003       1,200        1,904        3,104          693
Retail..........................  Las Vegas, NV                  1,796         900        1,759        2,659          639
Retail..........................  Rockville, MD                    927          --        1,784        1,784          446
Retail..........................  Oxon Hill, MD                  1,419         403        2,765        3,168          580
Retail..........................  Brownsville, TX                  770          --        1,242        1,242          296
Retail..........................  Laguna Hills, CA               3,779         255        5,035        5,290          992
Retail..........................  Riverdale, GA                     --         333        2,233        2,566          223
Retail/Health Club..............  Canton, OH                     2,368         602        3,819        4,421          382
Office..........................  Salt Lake City, UT            29,476          --       55,404       55,404        7,747
Manufacturing...................  Franklin, NC                   2,218         386        3,062        3,448          230
Industrial......................  Plymouth, MI                      --       1,461        4,868        6,329          365
Industrial......................  Oberlin, OH                    2,205         276        4,515        4,791          339
Retail..........................  Tulsa, OK                         --         447        2,432        2,879          402
Retail..........................  Clackamas, OR                     --         523        2,847        3,370          470
Retail..........................  Lynwood, WA                       --         488        2,658        3,146          439
Industrial......................  Houston, TX                       --         217        3,745        3,962          497
Retail..........................  Honolulu, HI                   5,536          --       11,147       11,147        1,366
Warehouse.......................  New Kingston, PA
                                  (Silver Springs)               5,498         674        5,360        6,034          374
Warehouse.......................  New Kingston, PA
                                  (Cumberland)                  11,250       1,380       10,963       12,343          765
Warehouse.......................  Mechanicsburg, PA
                                  (Hampden IV)                   8,252       1,012        8,039        9,051          561
Office/Research & Development...  Marlborough, MA                   --       1,707       13,834       15,541          850
Office..........................  Dallas, TX                    22,774       3,582       29,063       32,645        1,664
Warehouse.......................  Waterloo, IA                   4,407       1,025        8,296        9,321          458
Office/Research & Development...  Milipitas, CA                     --       3,542       18,603       22,145          930
Industrial......................  Gordonsville, TN               1,070          52        3,325        3,377          191
Office..........................  Decatur, GA                       --         975       13,677       14,652          684
Office..........................  Richmond, VA                  13,093          --       27,282       27,282        1,692
Industrial......................  Bessemer, AL                   1,000         664        4,238        4,902          251
Office/Warehouse................  Bristol, PA                       --       2,508       10,031       12,539          439
Office..........................  Hebron, KY                     5,589       1,615        6,462        8,077          283
Office..........................  Livonia, MI                    5,402       1,554        6,219        7,773          272
Research & Development..........  Livonia, MI                    6,025       1,733        6,936        8,669          303

                                                                   USEFUL LIFE
                                                                    COMPUTING
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                                     DATE         DATE             STATEMENTS
          DESCRIPTION              ACQUIRED    CONSTRUCTED           (YEARS)
          -----------             ----------   -----------   -----------------------
Warehouse & Manufacturing.......  Sept. 1986   1970 & 1976           40 & 12
Office..........................  Oct. 1986           1983           40 & 12
Research & Development..........  Nov. 1986           1985           40 & 12
Retail/Health Club..............  Jul. 1987           1987           40 & 12
Retail/Health Club..............  Jul. 1987           1987           40 & 12
Retail/Health Club..............  Aug. 1987    1977 & 1987           40 & 12
Warehouse & Distribution........  Jul. 1987           1970         40, 20 & 12
Industrial......................  Aug. 1987    1968 & 1972         40, 20 & 12
Industrial......................  Aug. 1987           1979         40, 20 & 12
Retail..........................  Sept. 1987          1986         40, 20 & 12
Office & Warehouse..............  Feb. 1988           1987             40
Warehouse & Distribution........  Oct. 1990    1985 & 1991             40
Office & Warehouse..............  Nov. 1987           1986           40 & 20
Retail..........................  Mar. 1988           1986             40
Office..........................  Jul. 1988           1986             40
Warehouse & Industrial..........  Jul. 1988    1958 & 1969           40 & 20
Retail..........................  Oct. 1988           1988         40, 20 & 12
Office..........................  Nov. 1988    1960 & 1979             40
Retail..........................  Dec. 1988           1988         40, 20 & 12
Retail..........................  Dec. 1988           1988         40, 20 & 12
Retail..........................  Aug. 1995           1977   22.375, 16.583 & 15.583
Retail..........................  Aug. 1995           1976           21.292
Retail..........................  Aug. 1995           1973           18.542
Retail..........................  Aug. 1995           1974          20 & 20.5
Retail..........................  Dec. 1995           1985             40
Retail/Health Club..............  Dec. 1995           1987             40
Office..........................   May 1996           1982           25.958
Manufacturing...................  Dec. 1996           1996             40
Industrial......................  Dec. 1996           1996             40
Industrial......................  Dec. 1996           1996             40
Retail..........................  Dec. 1996           1981       23.583 & 13.583
Retail..........................  Dec. 1996           1981       23.583 & 13.583
Retail..........................  Dec. 1996           1981       23.583 & 13.583
Industrial......................  Dec. 1996           1981         24.5 & 14.5
Retail..........................  Dec. 1996           1980            24.33
Warehouse.......................
                                  Mar. 1997           1981             40
Warehouse.......................
                                  Mar. 1997           1989             40
Warehouse.......................
                                  Mar. 1997           1985             40
Office/Research & Development...  Jul. 1997    1960 & 1988             40
Office..........................  Sept. 1997          1986             40
Warehouse.......................  Oct. 1997    1996 & 1997             40
Office/Research & Development...  Dec. 1997           1985             40
Industrial......................  Dec. 1997    1983 & 1985            34.75
Office..........................  Dec. 1997           1983             40
Office..........................  Dec. 1997           1990            32.25
Industrial......................  Dec. 1997           1990            33.75
Office/Warehouse................  Mar. 1998           1982             40
Office..........................  Mar. 1998           1987             40
Office..........................  Mar. 1998    1987 & 1988             40
Research & Development..........  Mar. 1998    1987 & 1988             40

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                                            LAND                                ACCUMULATED
                                                                             AND      BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                     LOCATION          ENCUMBRANCES   ESTATES   IMPROVEMENTS    TOTAL     AMORTIZATION
          -----------             ------------------------  ------------   -------   ------------   --------   -------------
Office..........................  Palm Beach Gardens,           13,611       3,960       15,923       19,883          647
Warehouse/Distribution..........  Lancaster, CA                 11,112       2,028       13,117       15,145          501
Office..........................  Florence, SC                      --       3,012       12,067       15,079          452
Industrial......................  Auburn Hills, MI                  --       2,788       11,169       13,957          400
Warehouse/Distribution..........  Warren, OH                    37,250      10,231       51,280       61,511        2,885
Warehouse/Distribution..........  Baton Rouge, LA                2,134         685        2,748        3,433           82
Retail..........................  Columbia, MD                   1,680       1,002        4,016        5,018          100
Retail..........................  Bakersfield, CA                1,862         400        1,619        2,019          362
Retail..........................  Bethesda, MD                   3,230         926        2,415        3,341          732
Office..........................  Herndon, VA                   12,324       3,820       15,355       19,175          144
Office..........................  Bristol, PA                    6,518       1,073        7,709        8,782            8
Office..........................  Southborough, MA               2,535         456        4,291        4,747            4
Warehouse.......................  Henderson, NC                  4,710       1,475        5,961        7,436          142
Office..........................  Herndon, VA                       --       5,127       20,525       25,652            6
                                                              --------     -------     --------     --------      -------

   Total                                                      $299,360     $88,561     $600,365     $688,926      $82,334
                                                              ========     =======     ========     ========      =======

                                                                   USEFUL LIFE
                                                                    COMPUTING
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                                     DATE         DATE             STATEMENTS
          DESCRIPTION              ACQUIRED    CONSTRUCTED           (YEARS)
          -----------             ----------   -----------   -----------------------
Office..........................   May 1998           1996             40
Warehouse/Distribution..........  Jun. 1998           1998             40
Office..........................  Jul. 1998           1998             40
Industrial......................  Jul. 1998    1989 & 1998             40
Warehouse/Distribution..........  Aug. 1998           1982             40
Warehouse/Distribution..........  Oct. 1998           1998             40
Retail..........................  Dec. 1998           1983             40
Retail..........................  Feb. 1977           1976             40
Retail..........................  Feb. 1980           1980             40
Office..........................  Aug. 1999           1987             40
Office..........................  Dec. 1999           1998             40
Office..........................  Dec. 1999           1984             40
Warehouse.......................  Jan. 1999           1998             40
Office..........................  Dec. 1999           1987             40
   Total

---------------
(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's Properties at December 31, 1999 for Federal income tax purposes was $458 million.

     Reconciliation of real estate owned:

                                                             1999         1998        1997
                                                           ---------    --------    --------
  Balance at the beginning of the year...................  $ 675,793    $467,606    $340,669
  Additions during year..................................    115,006     208,187     179,257
  Properties sold during year............................   (101,873)         --     (21,476)
  Property reclassed to held for sale....................         --          --     (30,844)
                                                           ---------    --------    --------
  Balance at end of year.................................  $ 688,926    $675,793    $467,606
                                                           =========    ========    ========

(D) Reconciliation of accumulated depreciation and amortization:

  Balance at beginning of year............................  $ 66,076    $ 50,993    $ 51,343
  Depreciation and amortization expense...................    18,000      15,083      10,608
  Accumulated depreciation of properties sold during
     year.................................................    (1,742)         --      (3,631)
  Accumulated depreciation of property reclassed to held
     for sale.............................................        --          --      (7,327)
                                                            --------    --------    --------
  Balance at end of year..................................  $ 82,334    $ 66,076    $ 50,993
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

     Note, the Definitive Proxy Statement will be filed with the Securities and Exchange Commission on or about April 14, 2000.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements........................................  27-44
   (2)  Financial Statement Schedule................................  45-46
   (3)  Exhibits

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    2.1       --   Form of Agreement and Plan of Merger by and among Lexington
                   Corporate Properties, Inc. (the "Company"), Lepercq
                   Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P.
                   (filed as Appendix C-I to the Company's Registration
                   Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*
    2.2       --   Form of Agreement and Plan of Merger by and among the
                   Company, Lepercq Corporate Income Fund II L.P. ("LCIF II"),
                   and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*
    2.3       --   Form of Agreement and Articles of Merger between the Company and Lexington Corporate Properties -- Maryland, Inc. (filed as Exhibit 2.3 to Report on 10-K for year ended December 31,
                   1993 (the "1993 10-K"))*
    2.4       --   Agreement and Plan of Merger between the Company and
                   Lexington Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed 1-16-98.)*
    3.1       --   Declaration of Trust of the Company, dated December 31, 1997
                   (filed as Exhibit 3.1 to Form 8K filed 1-16-98)*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    3.2       --   By-Laws of the Company (filed as Exhibit 3.2 to Form 10-K
                   filed 3-31-98)*
    4.1       --   Specimen of Common Shares Certificate of the Trust (filed as
                   Exhibit 3.2 to Form 10-K filed 3-31-98)*
    4.2       --   Form of Indenture between the Company and The Bank of New
                   York, as Trustee, including the form of 7.75% Subordinated
                   Note due 2000 (filed as Exhibit 4.2 to the Form S-4)*
   10.8       --   Form of 1994 Outside Director Shares Plan of the Company
                   (filed as Exhibit 10.8 to 1993 10-K)*
   10.24      --   Class A Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*
   10.25      --   Class B Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the
                   1995 10-K)*
   10.26      --   Class C Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the
                   1995 10-K)*
   10.28      --   Indenture of Mortgage, Deed of Trust, Security Agreement,
                   Financing Statement, Fixture Filing and Assignment of
                   Leases, Rents and Security Deposits to First American Title
                   Insurance Company and Pacific Mutual Life Insurance Company
                   and Lexington Mortgage Company dated May 19, 1995 (filed as
                   Exhibit 10.28 to the 1995 10-K)*
   10.29      --   Assignment of Leases, Rents, and Security Deposits to
                   Pacific Mutual Life Insurance Company and Lexington Mortgage
                   Company dated May 19, 1995 (filed as Exhibit 10.29 to the
                   1995 10-K)*
   10.30      --   Cash Collateral Account, Security, Pledge and Assignment
                   Agreement with the Bank of New York, as agent and Pacific
                   Mutual Life Insurance Company and Lexington Mortgage Company
                   dated May 19, 1995 (filed as Exhibit 10.30 to the 1995
                   10-K)*
   10.31      --   Trust and Servicing Agreement with Pacific Mutual Life
                   Insurance Company, LaSalle National Bank and ABN AMRO Bank
                   N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995
                   10-K)*
   10.33      --   Investment Agreement dated as of December 31, 1996 with Five
                   Arrows Realty Securities L.L.C. *
   10.34      --   Operating Agreement dated as of January 21, 1997 with Five
                   Arrows Realty Securities L.L.C. *
   10.35      --   Articles Supplementary Classifying 2,000,000 shares of
                   Preferred Shares as Class A Senior Cumulative Convertible
                   Preferred Shares and 2,000,000 shares of Excess Shares as
                   Excess Class A Preferred Shares of the Company*
   10.37      --   Unsecured Revolving Credit Agreement with Fleet National
                   Bank as administrative agent for itself and lenders dated
                   July 22, 1998 in the amount of $100,000,000 (filed as
                   Exhibit 10.37 to the 1998 10-K)*
   10.38      --   Operating Agreement and Management Agreement between the
                   Company and Lexington Acquiport Company, LLC (filed as
                   Exhibit 2 to Form 8-K filed August 31, 1999.)*
   10.39      --   Form of Employment Agreement between the Company and E.
                   Robert Roskind dated September 20, 1999
   12         --   Statement of Computation of Ratio of Earnings to Fixed
                   Charges (filed as Exhibit 12 to the Form S-4)*
   21         --   List of Subsidiaries of the Company (filed as Exhibit 21 to
                   Form 10-K filed 3-31-98)*
   23         --   Consent of KPMG LLP
   27         --   Financial Data Schedule as of and for the year ended
                   December 31, 1999

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

DATE:  March 15, 2000