Form 10-Q
period 2000-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2000-05-12
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                 Maryland                                       13-3717318
      (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                        Identification No.)

           355 Lexington Avenue                                   10017
               New York, NY                                    (Zip code)
 (Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,120,582 common shares, par value $.0001 per share on May 3, 2000.

                         PART I. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                   March 31, 2000 (Unaudited) and December 31,
              1999 (in thousands, except share and per share data)

                                                                                   March 31,        December 31,
                  ASSETS:                                                            2000             1999
                  -------                                                            ----             ----
Real estate, at cost                                                               $ 695,980        $ 688,926
Less:  accumulated depreciation and amortization                                      86,760           82,334
                                                                                   ---------        ---------
                                                                                     609,220          606,592

Cash and cash equivalents                                                                651            8,837
Restricted cash                                                                        2,214            2,470
Investment in and advances to joint ventures                                          18,184           11,523
Other assets, net                                                                     29,287           27,059
                                                                                   ---------        ---------
                                                                                   $ 659,556        $ 656,481
                                                                                   =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages payable                                                                  $ 306,045        $ 299,360
Credit facility                                                                       70,921           70,921
Subordinated notes payable, including accrued interest                                 1,936            1,973
Origination fees payable, including accrued interest                                   6,797            6,781
Accounts payable and other liabilities                                                 6,291            6,168
                                                                                   ---------        ---------
                                                                                     391,990          385,203
Minority interests                                                                    65,419           66,303
                                                                                   ---------        ---------
                                                                                     457,409          451,506
                                                                                   ---------        ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000; 2,000,000 shares issued and outstanding                       24,369           24,369
                                                                                   ---------        ---------

Common shares, par value $0.0001 per share; 287,888 shares issued
   and outstanding, liquidation preference $3,886                                      3,809            3,809
                                                                                   ---------        ---------

Shareholders' equity:
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     16,815,715 and 16,905,285 shares issued and outstanding in 2000 and
     1999, respectively                                                                    2                2
   Additional paid-in-capital                                                        239,376          240,339
   Deferred compensation                                                              (1,281)            (701)
   Accumulated distributions in excess of net income                                 (62,138)         (60,852)
                                                                                   ---------        ---------
                                                                                     175,959          178,788
   Less:  Notes receivable from officers/shareholders                                 (1,990)          (1,991)
                                                                                   ---------        ---------
       Total shareholders' equity                                                    173,969          176,797
                                                                                   ---------        ---------
                                                                                   $ 659,556        $ 656,481
                                                                                   =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                     Quarters ended March 31, 2000 and 1999
               (Unaudited and in thousands, except per share data)

                                                         2000           1999
                                                         ----           ----
Revenues:
     Rental                                             $19,020       $18,862
     Equity in earnings of joint ventures                   402            --
     Interest and other                                     188           299
                                                        -------       -------
                                                         19,610        19,161
                                                        -------       -------
Expenses:

     Interest                                             7,434         7,141
     Depreciation and amortization of real estate         4,426         4,439
     Amortization of deferred expenses                      293           243
     General and administrative                           1,286         1,010
     Property operating                                     369           463
                                                        -------       -------
                                                         13,808        13,296
                                                        -------       -------

     Income before minority interests                     5,802         5,865

     Minority interests                                   1,331         1,502
                                                        -------       -------

           Net income                                   $ 4,471       $ 4,363
                                                        =======       =======


Net income per common share:
     Basic                                              $  0.23       $  0.22
     Diluted                                            $  0.23       $  0.22


See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Quarters ended March 31, 2000 and 1999
                 (Unaudited and in thousands, except share data)

                                                                      2000            1999
                                                                      ----            ----
Net cash provided by operating activities                           $  8,880        $  9,223
                                                                    --------        --------

Cash flows from investing activities:
    Additions to real estate assets                                   (7,054)         (7,520)
    Investment in and advances to joint ventures                      (5,920)             --
    Real estate deposits                                              (1,161)             --
                                                                    --------        --------

Net cash used in investing activities                                (14,135)         (7,520)
                                                                    --------        --------

Cash flows from financing activities:
    Dividends to common and preferred shareholders                    (5,757)         (5,770)
    Principal payments on debt, excluding normal amortization        (13,093)             --
    Principal amortization payments                                   (1,822)         (3,274)
    Proceeds of mortgages and notes payable                           21,600           5,175
    Cash distributions to minority interests                          (1,559)         (1,621)
    Proceeds from the issuance of common shares, net                     275             190
    Repurchase of common shares                                       (2,522)           (461)
    Other financing activities, net                                      (53)             --
                                                                    --------        --------

Net cash used in financing activities                                 (2,931)         (5,761)
                                                                    --------        --------

    Change in cash and cash equivalents                               (8,186)         (4,058)
Cash and cash equivalents, at beginning of period                      8,837          11,084
                                                                    --------        --------
Cash and cash equivalents, at end of period                         $    651        $  7,026
                                                                    ========        ========


Supplemental Disclosure of Non-Cash Investing and Financing Activities:

    During 2000 and 1999, holders of an aggregate of 52,531 and 84,790 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of $601 and $1,084, respectively.

    During 2000 and 1999, the Company issued 73,800 and 69,850 common shares, respectively, to certain employees and trustees resulting in $664 and $877 of deferred compensation, respectively. These common shares vest ratably primarily over a 5 year period.

See accompanying notes to unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

           (Unaudited and dollars in thousands, except per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of sixty-nine net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships.

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

         The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the condition and results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's preferred shares and exchangeable redeemable secured notes are excluded from the 2000 and 1999 computations since they are anti-dilutive. In addition, the operating partnership units are also excluded from the 1999 computation.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters ended March 31, 2000 and 1999 (in thousands, except share and per share data).

                                                                                       2000                  1999
                                                                                       ----                  ----

                                      BASIC

Net income                                                                     $       4,471           $     4,363
Less preferred dividends                                                                (630)                 (630)
                                                                               -------------           -----------
Net income attributed to common shareholders                                   $       3,841           $     3,733
                                                                               =============           ===========

Weighted average number of common shares outstanding                              16,923,635            17,043,056
                                                                               =============           ===========
Net income per common share - basic:                                           $        0.23           $      0.22
                                                                               =============           ===========

                                     DILUTED


Net income attributed to common shareholders                                   $       3,841           $     3,733
Add incremental income attributed to assumed
    conversion of dilutive securities                                                  1,286                    --
                                                                               -------------           -----------
Net income attributed to common shareholders                                   $       5,127           $     3,733
                                                                               =============           ===========

Weighted average number of shares used in calculation
    of basic earnings per share                                                   16,923,635
                                                                                                        17,043,056
Add incremental shares representing:
    Shares issuable upon exercise of employee share options                           64,743                22,858
    Shares issuable upon conversion of dilutive securities                         5,720,161                    --
                                                                               -------------           -----------
Weighted average number of shares used in calculation
    of diluted earnings per common share                                          22,708,539            17,065,914
                                                                               =============           ===========
Net income per common share - diluted:                                         $        0.23           $      0.22
                                                                               =============           ===========

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

         Reclassifications. Certain amounts included in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

(3)      Investments in Real Estate

         The Company purchased a property in Hampton, Virginia leased to Nextel of the Mid-Atlantic Inc. for $6,700. The lease, which expires January 2010, provides for annual revenues of $719. The purchase price was partially funded through a $4,600 mortgage, which bears interest at 8.26%, matures April 2010 and provides for annual debt service payments of $415.

         The following unaudited pro forma operating information for the three months ended March 31, 2000 and 1999 has been prepared as if the 2000 and 1999 acquisitions and dispositions had been consummated as of January 1, 1999. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                                Pro forma
                                             Three Months Ended
                                                 March 31,
                                           2000             1999
                                           ----             ----
Revenues                           $      19,785       $   19,931
Net income                         $       4,519       $    4,654
Net income per common share:
    Basic                          $        0.23       $     0.24
    Diluted                        $        0.23       $     0.23

(4)      Investments in Joint Ventures

         The Company's joint venture with an institutional investor purchased two properties in 2000 for $51,400, of which $33,725 was funded through non recourse mortgages which mature in 2010 ($15,925) and 2012 ($17,800) and have a weighted average interest rate of 8.18%. The leases, which expire in October 2009 and April 2011, provide for annual rental revenue of approximately $6,077.

(5)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of March 31, 2000, the total number of limited partnership units of LCIF and LCIF II outstanding was 5,707,429. These units, subject to certain adjustments through the date of redemption, have distributions per unit in varying amounts up to $1.20 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(6)      Subsequent Events

         The Company declared a dividend of $0.30 and $0.315 per share, respectively, to its common and preferred shareholders of record on May 1, 2000 to be paid on May 15, 2000.

         The Company contributed its property located in Herndon, Virginia net leased to NEC America, Inc. to its joint venture with an institutional partner. The Company realized approximately $4,600 in proceeds from the contribution.

         The Company sold its leasehold property in Houston, Texas net leased to Toys R Us for $4,000 and will use such proceeds to complete a tax-free exchange.

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

As of March 31, 2000, the Company had ownership interests in sixty-nine real estate properties.

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 2000, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately 11.9 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. All of the sixty-nine Properties are currently leased.

During the three months ended March 31, 2000, the Company made acquisitions totaling $58,100 including two made for its institutional joint venture.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the quarter ended March 31, 2000, the leases on the Properties generated $19,020 in revenue compared to $18,862 during the same period in 1999.

Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company paid a dividend of $.27 per share to shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998 and $0.30 per share in respect of the third and fourth quarters of 1998 and all of the quarters of 1999. The Company declared a dividend in respect of the first quarter of 2000, in the amount of $.30 per share to shareholders of record as of May 1, 2000 to be paid on May 15, 2000. The Company's annualized dividend rate is currently $1.20 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 2000.

Mortgage Financing. The Company refinanced a $13,100, 8.875% balloon payment due in March 2000 with a $17,000, 8.1% mortgage that requires monthly principal and interest payments of $126 with a balloon payment of $15,200 due in February, 2010.

                                                                      Current                     Total
Redeemable                                                          Annualized                 Annualized
for Shares of                               Number                   Per Unit                 Distribution
Common Shares as of:                       of Units                Distribution                  ($000)
-------------------                     ------------               ------------              --------------
At any time                                3,928,580              $    1.20                   $      4,714
At any time                                1,271,073                   1.08                          1,373
At any time                                  133,050                   1.12                            149
January 2003                                  17,901                    -                               -
March 2004                                    43,734                   0.27                             12
March 2004                                    27,314                    -                               -
November 2004                                 29,976                    -                               -
March 2005                                    29,384                    -                               -
January 2006                                 187,163                    -                               -
February 2006                                 29,886                    -                               -
May 2006                                       9,368                   0.29                              3
                                        ------------                   ----                     ----------
       Total                               5,707,429              $    1.10                   $      6,251
                                        ============                   ====                     ==========

Financing

Revolving Credit Facility. As of March 31, 2000, the amount outstanding on the Company's credit facility was $70,921, bore interest at 7.52% per annum and had $11,487 available for additional borrowings.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 2000, a total of forty-nine properties were subject to outstanding mortgages, which had an aggregate principal amount of $306,045. The weighted average interest rate on the Company's debt, including line of credit borrowings, on such date was approximately 7.72%.

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

Results of Operations

                                                                 Quarter ended
                                                                   March 31,
                                                                                Increase
Selected Income Statement Data                         2000           1999      (Decrease)
                                                       ----           ----      ----------
Total revenues                                    $   19,610       $  19,161  $     449
     Rental                                           19,020          18,862        158
     Equity in earnings of joint ventures                402               -        402
     Interest and other                                  188             299       (111)

Total expenses                                        13,808          13,296        512
     Interest                                          7,434           7,141        293
     Depreciation & amortization of real estate        4,426           4,439        (13)
     General & administrative                          1,286           1,010        276
     Property operating                                  369             463        (94)

     Net income                                        4,471           4,363        108

Changes in the results of operations for the Company were primarily due to the growth of its portfolio and costs associated with such growth. The Company formed two joint ventures during the latter part of 1999 resulting in the recognition of income from joint ventures in 2000. The increase in interest expense is due to the growth of the Company's portfolio and an increase in the weighted average borrowing rate. The increase in general and administrative expense relates primarily to the amortization of deferred compensation. The reduction in property operating expenses results from the portfolio being fully occupied in 2000 and having one vacant property in 1999.

Funds From Operations

Management believes that Funds From Operations enhances an investor's understanding of the Company's financial condition, results of operations and cash flows and believes it is an appropriate performance measure for an equity REIT which provides an indication of a REIT's ability to make cash distributions. Funds From Operations is defined by the National Association of Real Estate Investment Trusts, Inc. (NAREIT) as "net income (or loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company's method of calculating Funds From Operations excludes other non-recurring revenue and expense items and may be different from methods used by other REITs and, accordingly, is not comparable to such other REITs. Funds From Operations should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters ended March 31, 2000 and 1999.

                                                             Quarter ended
                                                                March 31 ,
                                                           2000          1999
                                                           ----          ----
Net income                                              $  4,471        $  4,363
Add back:
     Depreciation and amortization of real estate          4,426           4,439
     Minority interest's share of net income               1,286           1,446
     Amortization of leasing commissions                      33              --
     Deemed conversion of notes payable                       82              --
     Joint venture adjustment                                397              --
                                                        --------        --------
       Funds From Operations                            $ 10,695        $ 10,248
                                                        ========        ========

Cash flows from operating activities                    $  8,880        $  9,223
Cash flows from investing activities                     (14,135)         (7,520)
Cash flows from financing activities                      (2,931)         (5,761)

For the quarters ended March 31, 2000 and 1999, the Company's dividends paid to shareholders and distributions paid to unitholders amounted to approximately 69.8% and 73.2% of the Company's Funds From Operations, respectively.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of March 31, 2000 and 1999, the Company's variable rate indebtedness represented 18.7% and 15.1% of total long-term indebtedness, respectively. During the quarters ended March 31, 2000 and 1999, this variable rate indebtedness had a weighted average interest rate of 7.52% and 6.66%, respectively, and had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately
$177 and $140, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                (a) Exhibits -

                Exhibit No.    Exhibit
                -----------    -------
                   27          Financial Data Schedule as of and for the three
                               months ended March 31, 2000

                (b) Reports on Form 8-K filed during the quarter ended
                    March 31, 2000.

                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Lexington Corporate Properties Trust




Date: May 12, 2000                    By: /s/ E. Robert Roskind
     ----------------------           ----------------------------------------
                                        E. Robert Roskind
                                        Chairman and Co-Chief Executive Officer



Date: May 12, 2000                    By: /s/ Patrick Carroll
     ----------------------           ----------------------------------------
                                        Patrick Carroll
                                        Chief Financial Officer and Treasurer