Form 10-Q
period 2000-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2000-08-14
CIK 910108

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,136,766 common shares, par value $.0001 per share on August 11, 2000.

                       PART 1. - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

               June 30, 2000 (Unaudited) and December 31, 1999
               (in thousands, except share and per share data)

                                                                 June 30,       December 31,
            ASSETS:                                                2000             1999
                                                                 --------         --------

Real estate, at cost                                            $682,589         $688,926
Less:  accumulated depreciation and amortization                  89,709           82,334
                                                                --------          -------
                                                                 592,880          606,592

Cash and cash equivalents                                          3,128            8,837
Restricted cash                                                    2,231            2,470
Investment in and advances to joint ventures                      20,210           11,523
Other assets, net                                                 36,828           27,059
                                                                --------          -------
                                                                $655,277         $656,481
                                                                 =======          =======

            LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                     $304,131         $299,360
Credit facility                                                   66,421           70,921
Subordinated notes payable, including accrued interest             1,973            1,973
Origination fees payable, including accrued interest               6,701            6,781
Accounts payable and other liabilities                             6,475            6,168
                                                                --------          -------
                                                                 385,701          385,203
Minority interests                                                65,890           66,303
                                                                --------          -------
                                                                 451,591          451,506
                                                                --------          -------


Preferred shares, par value $0.0001 per share;
  authorized 10,000,000 shares.  Class A
  Senior Cumulative Convertible Preferred,
  liquidation preference $25,000; 2,000,000
  shares issued and outstanding                                  24,369            24,369
                                                                --------          -------
Common shares, par value $0.0001 per share;
  287,888 shares issued and outstanding,
  liquidation preference $3,886                                   3,809             3,809
                                                                --------          -------

Shareholders' equity:
  Common shares, par value $0.0001 per
   share, authorized 40,000,000 shares,
   16,793,155 and 16,905,285 shares issued
   and outstanding in 2000 and 1999,
   respectively                                                        2                2
Additional paid-in-capital                                       239,198          240,339
Deferred compensation, net                                        (1,197)            (701)
Accumulated distributions in excess of net
  income                                                         (60,506)         (60,852)
                                                                --------          -------
                                                                 177,497          178,788
Less:  notes receivable from officers/
  shareholders                                                    (1,989)          (1,991)
                                                                --------          -------
     Total shareholders' equity                                  175,508          176,797
                                                                --------          -------
                                                                $655,277         $656,481
                                                                 =======          =======

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

              Three and six months ended June 30, 2000 and 1999
             (Unaudited and in thousands, except per share data)


                                              Three months ended         Six months ended
                                                    June 30,                 June 30,
                                             2000           1999         2000        1999
                                           ---------      ---------    ---------    --------

Revenues:

   Rental                                  $  19,298      $  18,673    $  38,318    $ 37,535
   Equity in earnings of joint ventures          231             --          633          --
   Interest and other                            504            277          692         576
                                           ---------      ---------    ---------    --------
                                              20,033         18,950       39,643      38,111
                                           ---------      ---------    ---------    --------
Expenses:

   Interest                                    7,221          6,991       14,655      14,132
   Depreciation and amortization of real
      estate                                   4,367          4,461        8,793       8,900
   Amortization of deferred expenses             380            242          673         485
   General and administrative                  1,312          1,186        2,598       2,196
   Property operating                            399            452          768         915
                                           ---------      ---------    ---------    --------
                                              13,679         13,332       27,487      26,628
                                           ---------      ---------    ---------    --------

Income before gain on sale of properties
   and minority interests                      6,354          5,618       12,156      11,483
Gain on sale of properties                     2,662            698        2,662         698
                                           ---------      ---------    ---------    --------

Income before minority interests               9,016          6,316       14,818      12,181

Minority interests                             1,670          1,447        3,001       2,949
                                           ---------      ---------    ---------    --------

        Net income                         $   7,346      $   4,869    $  11,817    $  9,232
                                           =========      =========    =========    ========


Net income per common share:
   Basic                                   $    0.40      $    0.25    $    0.63    $   0.47
   Diluted                                 $    0.36      $    0.24    $    0.59    $   0.47


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Six months ended June 30, 2000 and 1999
               (Unaudited and in thousands, except share data)


                                                                  2000                      1999
                                                                --------                  --------

Net cash provided by operating activities                       $ 19,869                  $ 18,525
                                                                --------                  --------

Cash flows from investing activities:
   Acquisitions of real estate, net                              (27,077)                   (7,638)
   Investment in and advances to joint ventures                   (6,005)                        -
   Real estate deposits                                           (5,547)                        -
   Proceeds from sale of real estate, net                         16,335                     5,398
                                                                --------                  --------
Net cash used in investing activities                            (22,294)                   (2,240)
                                                                --------                  --------

Cash flows from financing activities:
   Proceeds of mortgages and notes payable                        36,800                    18,400
   Dividends to common and preferred shareholders                (11,471)                  (11,514)
   Principal payments on debt, excluding normal
     amortization                                                (13,093)                   (5,513)
   Principal amortization payments                                (5,476)                   (4,902)
   Change in credit facility borrowing, net                       (4,500)                   (9,799)
   Cash distributions to minority partners                        (3,113)                   (3,298)
   Proceeds from the issuance of common shares, net                  539                       427
   Repurchase of common shares                                    (3,211)                   (2,483)
   Other financing activities, net                                   241                      (372)
                                                                --------                  --------

Net cash used in financing activities                             (3,284)                  (19,054)
                                                                --------                  --------

   Change in cash and cash equivalents                            (5,709)                   (2,769)
Cash and cash equivalents, at beginning of period                  8,837                    11,084
                                                                --------                  --------
Cash and cash equivalents, at end of period                     $  3,128                  $  8,315
                                                                ========                  ========

Supplemental disclosure of non-cash investing and financing activities:

   During 2000 and 1999, the Company issued 73,800 and 69,850 common shares, respectively, to certain employees and trustees resulting in $664 and $877, respectively, of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

   During 2000 and 1999, holders of an aggregate of 68,759 and 117,876 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $830 and $1,554, respectively.

   During 2000, 83,400 partnership units were issued to acquire two real estate asset management contracts valued at $585.

   During 2000, the Company sold a property and received a $3,067 note which bears interest at 10%. The note subsequently was repaid.

   During 2000, the Company purchased a property and issued a $3,488 promissory note to the seller.


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 2000

        (Unaudited and in thousands, except share and per share data)

(1)   The Company

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships. As of June 30, 2000 the Company had ownership interests in sixty-seven properties and managed an additional twenty-five properties.

      The Company has qualified as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income, which is distributed to its shareholders, provided that at least 95% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

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

      Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's preferred shares are excluded from the six months ended June 30, 2000 computations since they are anti-dilutive. The preferred shares and exchangeable redeemable secured notes are excluded from all 1999 computations since they are anti-dilutive.

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2000 and 1999.


                                                                        Three months ended                  Six months ended
                                                                              June 30,                           June 30,
                                                                       2000              1999              2000              1999
                                                                   -----------       -----------       -----------       -----------

                                                                 BASIC

Net income                                                         $     7,346       $     4,869       $    11,817       $     9,232
Less preferred dividends                                                   630               630             1,260             1,260
                                                                   -----------       -----------       -----------       -----------
Net income attributed to common shareholders                       $     6,716       $     4,239       $    10,557       $     7,972
                                                                   ===========       ===========       ===========       ===========

Weighted average number of common shares outstanding                16,838,967        16,965,118        16,881,301        17,003,654
                                                                   ===========       ===========       ===========       ===========

Net income per common share - basic:                               $      0.40       $      0.25       $      0.63       $      0.47
                                                                   ===========       ===========       ===========       ===========

                                                                DILUTED

Net income attributed to common shareholders                       $     6,716       $     4,239       $    10,557       $     7,972
Add incremental income attributed to assumed
    conversion of dilutive securities                                    2,752             1,397             3,908             2,843
                                                                   -----------       -----------       -----------       -----------
Net income attributed to common shareholders                       $     9,468       $     5,636       $    14,465       $    10,815
                                                                   ===========       ===========       ===========       ===========


Weighted average number of common shares used in
    calculation of basic earnings per share                         16,838,967        16,965,118        16,881,301        17,003,654
Add incremental shares representing:
    Shares issuable upon exercise of employee stock options             79,998            14,280            72,604            18,602
    Shares issuable upon conversion of dilutive securities           9,680,911         6,148,875         7,651,085         6,169,354
                                                                   -----------       -----------       -----------       -----------
Weighted average number of shares used in calculation
    of diluted earnings per common share                            26,599,876        23,128,273        24,604,990        23,191,610
                                                                   ===========       ===========       ===========       ===========

Net income per common share - diluted:                             $      0.36       $      0.24       $      0.59       $      0.47
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

      Reclassifications. Certain amounts included in the 1999 financial statements have been reclassified to conform with the 2000 presentation.

(3)   Investments in Real Estate

      During the six months ended June 30, 2000:

            (i) The Company purchased a property in Hampton, Virginia leased to Nextel Communications of the Mid-Atlantic, Inc. for $6,700. The lease, which expires January 2010, provides for annual revenues of $719.

            (ii) The Company purchased a property in Phoenix, Arizona leased to Avnet, Inc. for $23,250. The lease, which expires October 2007, provides for annual revenues of $2,470.

      The Company sold three properties which are located in Houston, Texas (leased to Toys R Us), Plymouth, Michigan (leased to Johnson Controls, Inc.) and Henderson, North Carolina (leased to Corporate Express Office Products, Inc.) for an aggregate selling price of $19,600. In addition, the Company contributed its property in Herndon, Virginia (leased to NEC America, Inc.) to its joint venture with an institutional partner. The Company realized $4,600 in proceeds for the contribution. The Plymouth and Henderson properties were sold to an affiliate of a Co-Chief Executive Officer of the Company. The Company received a $3,067, 10% note in connection with the Henderson sale. In July 2000, the note was repaid in full.

      The following unaudited pro forma operating information for the six months ended June 30, 2000 and 1999 has been prepared as if the 2000 and 1999 acquisitions and dispositions had been consummated as of January 1, 1999. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                                         Pro forma
                                                     Six months ended
                                                         June 30,
                                                2000                   1999
                                                ----                   ----
      Revenues                                $39,995                $37,948
      Net income                              $ 9,145                $ 8,150
      Net income per common share:
         Basic                                $  0.47                $  0.41
         Diluted                              $  0.47                $  0.40

(4)   Investments in Joint Ventures

      The Company's joint venture with an institutional partner has acquired three properties in 2000, including one purchased from the Company, for $70,910, of which $46,021 was funded through non-recourse mortgages which mature in 2010 ($28,221) and 2012 ($17,800) and have a weighted average interest rate of 8.03%. The leases, which expire in August 2009, October 2009 and April 2011, provide for annual rental revenues of approximately $8,083.

(5)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006. During 2000, LCIF issued 83,400 partnership units to an affiliate of a Co-Chief Executive Officer of the Company to acquire two property management contracts. This resulted in an increase to minority interest of $585.

      The total number of limited partnership units of LCIF and LCIF II outstanding is 5,774,601. These units, subject to certain adjustments through the date of redemption, require distributions per unit in varying amounts up to $1.24 per annum and have a current average distribution of $1.12 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(6)   Mortgages and Notes Payable

      During the six months ended June 30, 2000 the Company obtained the following non-recourse mortgages:

            (i) $17,000 mortgage bearing interest at 8.10% secured by its Richmond, Virginia property. The mortgage, which matures February 2010, provides for annual principal and interest payments of approximately $1,510 and a balloon payment at maturity of $15,237.

            (ii) $4,600 mortgage bearing interest at 8.26% secured by its Hampton, Virginia property. The mortgage, which matures April 2010, provides for annual principal and interest payments of approximately $415 and a balloon payment at maturity of $4,139.

            (iii) $15,200 mortgage bearing interest at 7.89% secured by its
                  Phoenix, Arizona property. The mortgage, which matures June 2008, provides for annual principal and interest payments of approximately $1,434 and a balloon payment at maturity of $12,713.

      In addition, the Company obtained seller financing of $3,488 relating to the purchase of the Phoenix, Arizona property. This financing, which matures May 2010, provides for interest only payments of 7.5% through May 2003 and 8% thereafter.

(7)   Acquisition of Management Contracts

      During 2000, LCIF acquired through the issuance of 83,400 partnership units, two property management contracts valued at $585. The contracts provide for annual property management fees equal to 1% (estimated to be $150) of rental revenue of two publicly registered partnerships which own single tenant, net lease office, industrial and retail properties. The contracts were acquired from an affiliate of a Co-Chief Executive Officer of the Company. Also an affiliate of the Co-Chief Executive Officer is the general partner of the publicly registered partnerships. The independent members of the Board of Trustees approved this transaction.

(8)   Subsequent Events

      The Company declared a $0.31 and $0.3255 dividend on its common and preferred shares, respectively, for shareholders of record on July 31, 2000, payable August 14, 2000.

      The Company repaid $9,500 of its outstanding credit line borrowings.

      The Company obtained a $8,500 non-recourse mortgage bearing interest at 190 basis points over 90 day LIBOR (currently at 8.65%) secured by its Marlborough property, which matures August 2005.

      The Company's note receivable of $3,067 relating to the sale of the Henderson property was repaid in full.

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               (dollars in thousand, except per share amounts)

Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes," "expects," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are failure to continue to qualify as a real estate investment trust, general business and economic conditions, competition, increases in real estate construction costs, change in interest rates, accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties.

As of June 30, 2000, the Company owned sixty-seven real estate properties or interests therein (the "Properties) and managed an additional twenty-five properties.

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 2000, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately 11.6 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. All of the Company's Properties are currently leased.

During the six months ended June 30, 2000, the Company acquired two properties for $29,950 at an unleveraged average annual yield of 10.65% and sold three properties for $19,600.

The Company's principal sources of liquidity are revenue generated from the Properties, asset and acquisition fees generated from joint venture investments and third party management contracts, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2000, the leases on the Properties generated approximately $38,318 in revenue compared to $37,535 during the same period in 1999.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company paid a dividend of $.27 per share to common shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998; $0.30 per share in respect of the third and fourth quarters of 1998, each of the calendar quarters of 1999 and the first quarter of 2000. The Company declared a dividend in respect of the second quarter of 2000, in the amount of $.31 per share to shareholders of record as of July 31, 2000 to be paid on August 14, 2000. The Company's annualized dividend rate is currently $1.24 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares of the Company on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of June 30, 2000:

                                               Current           Total
Redeemable                                   Annualized        Annualized
for Shares of                Number           Per Unit        Distribution
Common Shares as of:        of Units        Distribution         ($000)
--------------------      -----------       ------------      ------------
At any time                3,912,352         $  1.24            $  4,851
At any time                1,271,073            1.08               1,373
At any time                  133,050            1.12                 149
June 2002                     83,400            1.24                 103
January 2003                  17,901             -                     -
March 2004                    43,734            0.27                  12
March 2004                    27,314             -                     -
November 2004                 29,976             -                     -
March 2005                    29,384             -                     -
January 2006                 187,163             -                     -
February 2006                 29,886             -                     -
May 2006                       9,368            0.29                   3
                           ---------            ----              ------
     Total                 5,774,601         $  1.12            $  6,491
                           =========            ====              ======

Financing

Revolving Credit Facility. As of June 30, 2000, the amount outstanding on the Company's credit facility was $66,421, bore interest at 7.67% per annum and had $9,131 available for additional borrowings.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 2000, a total of forty-eight properties were subject to outstanding mortgages, which had an aggregate principal amount of $304,131. The weighted average interest rate on the Company's mortgages and notes payable, including line of credit borrowings, on such date was approximately 7.76%.

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

Results of Operations ($000)

                                                                   Three months ended                   Six months ended
                                                                        June 30,                            June 30,
                                                                               Increase                                   Increase
Selected Income Statement Data                       2000          1999       (Decrease)        2000          1999       (Decrease)
                                                    -------       -------     ----------       -------       -------     ----------

Total revenues                                      $20,033       $18,950       $ 1,083        $39,643       $38,111       $ 1,532
   Rental                                            19,298        18,673           625         38,318        37,535           783
   Equity in earnings from joint ventures               231            --           231            633            --           633
   Interest and other                                   504           277           227            692           576           116

Total expenses                                       13,679        13,332           347         27,487        26,628           859
   Interest                                           7,221         6,991           230         14,655        14,132           523
   Depreciation & amortization of real estate         4,367         4,461           (94)         8,793         8,900          (107)
   General & administrative                           1,312         1,186           126          2,598         2,196           402
   Property operating                                   399           452           (53)           768           915          (147)

   Net Income                                         7,346         4,869         2,477         11,817         9,232         2,585

The increase in rental revenues were primarily due to the growth of the portfolio. The formation of real estate joint ventures in the third and fourth quarter of 1999 is responsible for the increase in the equity in earnings from joint ventures. The increase in interest and other income relates primarily to interest income earned on notes receivable from two property sales coupled with increase rates on overnight investments of available cash. The increase in interest expense is due to the growth of the Company's portfolio which is partially funded through increased leverage along with an increase in the average borrowing rate. The increase in general and administrative expenses is primarily due to the addition of personnel in the second half of 1999 to support the growth of the Company's advisory business, coupled with the commencement of the amortization of the Company's accounting software systems and increased professional fees. The reduction in property operating expense is the result of the portfolio being 100% occupied in 2000 compared with one vacancy in 1999.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the three and six months ended June 30, 2000 and 1999 ($000).

                                                               Three months ended                        Six months ended
                                                                    June 30,                                 June 30,
                                                              2000               1999                   2000              1999
                                                              ----               ----                   ----              ----

Net income                                            $       7,346        $      4,869           $      11,817     $       9,232
Adjustments:
      Depreciation and amortization of real estate            4,367               4,461                   8,793             8,900
      Gain on sale of properties                             (2,662)               (698)                 (2,662)             (698)
      Minority interest's share of net income                 1,622               1,397                   2,908             2,843
      Amortization of lease costs                               134                  --                     167                --
      Deemed conversion of notes payable                        500                  --                     582                --
      Joint venture adjustment                                  448                  --                     845                --
                                                       ------------         -----------            ------------      ------------
        Funds From Operations                         $      11,755        $     10,029           $      22,450     $      20,277
                                                       ============         ===========            ============      ============

Cash flows from operating activities                  $      10,989        $      9,302           $      19,869     $      18,525
Cash flows from investing activities                         (8,159)              5,280                 (22,294)           (2,240)
Cash flows from financing activities                           (353)            (13,293)                 (3,284)          (19,054)

The Company's aggregate dividends paid to shareholders and distributions paid to unit holders amounted to 70.1% and 74.1% of the Company's Funds From Operations for the six months ended June 30, 2000 and 1999, respectively.

                    ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of June 30, 2000 and 1999, the Company's variable rate indebtedness represented 17.8% and 11.7%, respectively, of total long-term indebtedness. During the three and six months ended June 30, 2000 and 1999, this variable rate indebtedness had a weighted average interest rate of 7.68% and 7.60% and 6.62% and 6.33%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $175 and $352 and $124 and $242 for the three and six months ended June 30, 2000 and 1999, respectively.

                         PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings - not applicable.

ITEM 2.     Changes in Securities - not applicable.

ITEM 3.     Defaults under the Senior Securities - not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders -

            At the Company's Annual Meeting of Shareholders held on May 24, 2000, the following action was taken:

            The shareholders elected the seven individuals nominated to serve as trustees of the Company until the 2001 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                            For              Withheld
                                            ---              --------
            E. Robert Roskind            15,634,324           657,799
            Richard J. Rouse             15,636,523           655,600
            T. Wilson Eglin              15,788,084           504,039
            Carl D. Glickman             15,868,066           424,057
            Kevin W. Lynch               16,034,743           257,380
            John D. McGurk               15,888,593           403,530
            Seth M. Zachary              15,852,648           439,475

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits and Reports on Form 8-K.

                  (a)     Exhibits -

                     Exhibit No.          Exhibit
                     -----------          -------

                          27              Financial Data Schedule as of and for the six months ended
                                          June 30, 2000

                  (b) Reports on Form 8-K filed during the quarter ended June 30, 2000.

                          None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Lexington Corporate Properties Trust




Date:   August 14, 2000                  By:/S/E.Robert Roskind
     -------------------------              -----------------------------------
                                             E. Robert Roskind
                                             Chairman and Co-Chief Executive
                                             Officer



Date:   August 14, 2000                  By:/S/Patrick Carroll
     -------------------------              -----------------------------------
                                             Patrick Carroll
                                             Chief Financial Officer and
                                             Treasurer