Form 10-Q
period 2000-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2000-11-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,169,422 common shares, par value $.0001 per share on November 14, 2000.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS


              September 30, 2000(Unaudited) and December 31, 1999
                 (in thousands, except share and per share data)


                                                                                 September 30,     December 31,
                  ASSETS:                                                             2000             1999
                                                                                   ---------        ---------
Real estate, at cost                                                               $ 682,627        $ 688,926
Less: accumulated depreciation and amortization                                       94,071           82,334
                                                                                   ---------        ---------
                                                                                     588,556          606,592

Cash and cash equivalents                                                              1,024            8,837
Restricted cash                                                                        1,920            2,470
Investment in and advances to joint ventures                                          30,622           11,523
Other assets, net                                                                     37,053           27,059
                                                                                   ---------        ---------
                                                                                   $ 659,175        $ 656,481
                                                                                   =========        =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                        $ 310,290        $ 299,360
Credit facility                                                                       64,421           70,921
Subordinated notes payable, including accrued interest                                 1,936            1,973
Origination fees payable, including accrued interest                                   6,715            6,781
Accounts payable and other liabilities                                                 6,731            6,168
                                                                                   ---------        ---------
                                                                                     390,093          385,203
Minority interests                                                                    65,026           66,303
                                                                                   ---------        ---------
                                                                                     455,119          451,506
                                                                                   ---------        ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares. Class A Senior Cumulative Convertible Preferred, liquidation
   preference $25,000; 2,000,000 shares issued and outstanding                        24,369           24,369
                                                                                   ---------        ---------

Common shares, par value $0.0001 per share; 287,888 shares issued
   and outstanding, liquidation preference $3,886                                      3,809            3,809
                                                                                   ---------        ---------

Shareholders' equity:
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     16,875,032 and 16,905,285 shares issued and outstanding in 2000 and
     1999, respectively                                                                    2                2
   Additional paid-in-capital                                                        240,274          240,339
   Deferred compensation, net                                                         (1,103)            (701)
   Accumulated distributions in excess of net income                                 (61,309)         (60,852)
                                                                                   ---------        ---------
                                                                                     177,864          178,788
   Less:  notes receivable from officers/shareholders                                 (1,986)          (1,991)
                                                                                   ---------        ---------
       Total shareholders' equity                                                    175,878          176,797
                                                                                   ---------        ---------
                                                                                   $ 659,175        $ 656,481
                                                                                   =========        =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


            Three and nine months ended September 30, 2000 and 1999
              (Unaudited and in thousands, except per share data)


                                                         Three months ended          Nine months ended
                                                            September 30,               September 30,
                                                         2000          1999          2000          1999
                                                        -------       -------       -------       -------
Revenues:

     Rental                                             $19,247       $18,796       $57,565       $56,331
     Equity in earnings of joint ventures                   475          --           1,108          --
     Interest and other                                     365           412         1,057           988
                                                        -------       -------       -------       -------
                                                         20,087        19,208        59,730        57,319
                                                        -------       -------       -------       -------
Expenses:

     Interest                                             7,401         7,188        22,056        21,320
     Depreciation and amortization of real estate         4,362         4,425        13,155        13,325
     Amortization of deferred expenses                      415           241         1,088           726
     General and administrative                           1,240         1,188         3,838         3,384
     Property operating                                     338           436         1,106         1,351
                                                        -------       -------       -------       -------
                                                         13,756        13,478        41,243        40,106
                                                        -------       -------       -------       -------

Income before gain on sale of properties
     and minority interests                               6,331         5,730        18,487        17,213
Gain on sale of properties                                  297         2,351         2,959         3,049
                                                        -------       -------       -------       -------

Income before minority interests                          6,628         8,081        21,446        20,262

Minority interests                                        1,508         1,731         4,509         4,680
                                                        -------       -------       -------       -------

           Net income                                   $ 5,120       $ 6,350       $16,937       $15,582
                                                        =======       =======       =======       =======


Net income per common share:
     Basic                                              $  0.26       $  0.34       $  0.89       $  0.81
     Diluted                                            $  0.26       $  0.32       $  0.85       $  0.79


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                 Nine months ended September 30, 2000 and 1999
                (Unaudited and in thousands, except share data)


                                                                      2000            1999
                                                                    --------        --------

Net cash provided by operating activities                           $ 27,587        $ 30,107
                                                                    --------        --------

Cash flows from investing activities:
    Acquisitions of real estate, net                                 (27,116)        (26,741)
    Investment in and advances to joint ventures                     (16,182)         (4,223)
    Real estate deposits                                              (4,633)        (17,481)
    Proceeds from sale of real estate, net                            19,402          19,465
                                                                    --------        --------
Net cash used in investing activities                                (28,529)        (28,980)
                                                                    --------        --------

Cash flows from financing activities:
    Proceeds of mortgages and notes payable                           45,300          30,775
    Dividends to common and preferred shareholders                   (17,394)        (17,249)
    Principal payments on debt, excluding normal amortization        (13,093)         (5,513)
    Principal amortization payments                                   (7,819)         (8,709)
    Change in credit facility borrowing, net                          (6,500)          6,300
    Cash distributions to minority partners                           (4,702)         (4,937)
    Proceeds from the issuance of common shares, net                     818             615
    Repurchase of common shares                                       (3,211)         (5,830)
    Other financing activities, net                                     (270)         (1,462)
                                                                    --------        --------

Net cash used in financing activities                                 (6,871)         (6,010)
                                                                    --------        --------

    Change in cash and cash equivalents                               (7,813)         (4,883)
Cash and cash equivalents, at beginning of period                      8,837          11,084
                                                                    --------        --------
Cash and cash equivalents, at end of period                         $  1,024        $  6,201
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

During 2000 and 1999, holders of an aggregate of 124,023 and 254,964 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $1,668 and $3,486, respectively.

During 2000, 83,400 partnership units were issued to acquire two real estate asset management contracts valued at $585 from an affiliate of a Co-Chief Executive Officer of the Company.

During 2000, the Company purchased a property and issued a $3,488 promissory note to the seller.

During 1999, the purchaser of two of the Company's properties assumed mortgage debt of $10,156.


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

          (Unaudited and in thousands, except share and per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships. As of September 30, 2000 the Company had ownership interests in sixty-nine properties and managed an additional twenty-five properties.

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

         Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's preferred shares are excluded from the three and nine months ended September 30, 2000 and the nine months ended September 30, 1999 computations since they are anti-dilutive. The exchangeable redeemable secured notes are excluded from the three months ended September 30, 2000 computation since they are anti-dilutive.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2000 and 1999:

                                                                            Three months ended              Nine months ended
                                                                               September 30,                   September 30,
                                                                           2000            1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
                                      BASIC

         Net income                                                    $      5,120    $      6,350    $     16,937    $     15,582
         Less preferred dividends                                              (651)           (630)         (1,911)         (1,890)
                                                                       ------------    ------------    ------------    ------------
         Net income attributed to common shareholders                  $      4,469    $      5,720    $     15,026    $     13,692
                                                                       ============    ============    ============    ============

         Weighted average number of common shares outstanding            16,906,036      16,923,101      16,889,606      16,976,508
                                                                       ============    ============    ============    ============

         Net income per common share - basic:                          $       0.26    $       0.34    $       0.89    $       0.81
                                                                       ============    ============    ============    ============

                                     DILUTED

         Net income attributed to common shareholders                  $      4,469    $      5,720    $     15,026    $     13,692
         Add incremental income attributed to assumed
             conversion of dilutive securities                                1,419           2,809           5,827           6,022
                                                                       ------------    ------------    ------------    ------------
         Net income attributed to common shareholders                  $      5,888    $      8,529    $     20,853    $     19,714
                                                                       ============    ============    ============    ============


         Weighted average number of common shares used in
             calculation of basic earnings per share                     16,906,036      16,923,101      16,889,606      16,976,508
         Add incremental shares representing:
             Shares issuable upon exercise of employee share options        131,716          20,829          87,035          19,346
             Shares issuable upon conversion of dilutive securities       5,727,747       9,940,208       7,650,998       8,041,086
                                                                       ------------    ------------    ------------    ------------
         Weighted average number of shares used in calculation
             of diluted earnings per common share                        22,765,499      26,884,138      24,627,639      25,036,940
                                                                       ============    ============    ============    ============

         Net income per common share - diluted:                        $       0.26    $       0.32    $       0.85    $       0.79
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

(3)      Investments in Real Estate

         During the nine months ended September 30, 2000:

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

         The following unaudited pro forma operating information for the nine months ended September 30, 2000 and 1999 has been prepared as if the 2000 and 1999 acquisitions and dispositions had been consummated as of January 1, 1999. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on that date or to be indicative of operating results which can be expected for future periods. The unaudited pro forma amounts are as follows:

                                              Pro forma
                                           Nine months ended
                                             September 30,
                                           2000         1999
                                        ----------   ----------
         Revenues                       $   60,082   $   57,160
         Net income                     $   13,969   $   12,256
         Net income per common share:
             Basic                      $     0.71   $     0.61
             Diluted                    $     0.71   $     0.61

(4)      Investments in Joint Ventures

         The Company's joint venture with an institutional partner has acquired five properties in 2000, including one purchased from the Company, for $154,460, of which $100,326 was funded through non-recourse mortgages which mature in 2010 ($82,526) and 2012 ($17,800) and have a weighted average interest rate of 8.02%. The leases, which expire at various dates ranging from 2009 to 2011, provide for annual rental revenues of approximately $16,786.

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

         The total number of limited partnership units of LCIF and LCIF II outstanding is 5,719,337. These units, subject to certain adjustments through the date of redemption, require distributions per unit in varying amounts up to $1.24 per annum and have a current average distribution of $1.12 per annum. Minority interests in the accompanying consolidated financial statements include the interests in such partnerships held by parties other than the Company.

(6)      Mortgages and Notes Payable

         During the nine months ended September 30, 2000 the Company obtained the following non-recourse mortgages:

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

           (iv) $8,500 mortgage bearing interest at 190 basis points over 90 day LIBOR (currently 8.65%) secured by its Marlborough, Massachusetts property. The mortgage, which matures August 2005, currently provides for annual principal and interest payments of approximately $832 and a balloon payment at maturity of $7,912.

         In addition, the Company obtained seller financing of $3,488 relating to the purchase of the Phoenix, Arizona property. This financing, which matures May 2010, provides for interest only payments of 7.5% through May 2003 and 8% thereafter.

         Additionally, the Company is a guarantor of Lexington Realty Advisors, Inc.'s construction note payable in the amount of $5.7 million.

(7)      Subsequent Events

         The Company declared a $0.31 and $0.3255 dividend on its common and preferred shares, respectively, for shareholders of record on October 31, 2000, payable November 14, 2000.

         The Company borrowed $6,500 on its outstanding credit line.

         The Company repaid $1,936 in outstanding subordinated notes.

         On November 14, 2000 the Company and Net 1 L.P. and Net 2 L.P. announced that they entered into a merger agreement whereby Net 1 L.P. and Net 2 L.P. would merge into a subsidiary of the Company. The transaction is subject to customary closing conditions including the approval of the Company's shareholders and the limited partners of Net 1 L.P. and Net 2 L.P. The Co-Chief Executive Officer of the Company is the controlling shareholder of the general partners of Net 1 L.P. and Net 2 L.P.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                (dollars in thousands, except per share amounts)


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

As of September 30, 2000, the Company owned sixty-nine real estate properties or interests therein (the "Properties") and managed an additional twenty-five properties.

Liquidity and Capital Resources

Real Estate Assets. As of September 30, 2000, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately
12.1 million square feet of net rentable space. The Properties are subject to tenant triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. All of the Company's Properties are currently leased.

During the nine months ended September 30, 2000, the Company acquired two properties for $29,950 at an unleveraged average annual yield of 10.65% and sold three properties for $19,600.

The Company's principal sources of liquidity are revenue generated from the Properties, asset and acquisition fees generated from joint venture investments and third party management contracts, interest on cash balances, amounts available under its credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2000, the leases on the Properties generated approximately $57,565 in revenue compared to $56,331 during the same period in 1999.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company paid a dividend of $.27 per share to common shareholders in respect of each of the calendar quarters of 1995 and the first quarter of 1996; $.28 per share in respect of the second and third quarters of 1996; $.29 per share in respect of the fourth quarter of 1996, each of the calendar quarters of 1997 and the first and second quarters of 1998; $0.30 per share in respect of the third and fourth quarters of 1998, each of the calendar quarters of 1999 and the first quarter of 2000; $0.31 per share in respect of the second quarter of 2000. The Company declared a dividend in respect of the third quarter of 2000, in the amount of $.31 per share to shareholders of record as of October 31, 2000 to be paid on November 14, 2000. The Company's annualized dividend rate is currently $1.24 per share.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares of the Company on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of September 30, 2000:

                                             Current           Total
Redeemable                                  Annualized       Annualized
for Shares of                 Number         Per Unit       Distribution
Common Shares as of:         of Units      Distribution        ($000)
-------------------          ---------     ------------     ------------
At any time                  3,857,088       $   1.24        $   4,783
At any time                  1,271,073           1.08            1,373
At any time                    133,050           1.12              149
June 2002                       83,400           1.24              103
January 2003                    17,901            --               --
March 2004                      43,734           0.27               12
March 2004                      27,314            --               --
November 2004                   29,976            --               --
March 2005                      29,384            --               --
January 2006                   187,163            --               --
February 2006                   29,886            --               --
May 2006                         9,368           0.29                3
                             ---------       --------        ---------
       Total                 5,719,337       $   1.12        $   6,423
                             =========       ========        =========

Financing

Revolving Credit Facility. As of September 30, 2000, the amount outstanding on the Company's credit facility was $64,421, bore interest at 8.03% per annum and had $11,282 available for additional borrowings.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 2000, a total of forty-nine properties were subject to outstanding mortgages, which had an aggregate principal amount of $310,290. The weighted average interest rate on the Company's mortgages and notes payable, including line of credit borrowings, on such date was approximately 7.84%.

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

Results of Operations ($000)

                                                              Three months ended                       Nine months ended
                                                                 September 30,                            September 30,
                                                                                 Increase                                  Increase
Selected Income Statement Data                         2000         1999        (Decrease)       2000         1999        (Decrease)
                                                      -------      -------      ----------      -------      -------      ----------

Total revenues                                        $20,087      $19,208       $   879        $59,730      $57,319       $ 2,411
     Rental                                            19,247       18,796           451         57,565       56,331         1,234
     Equity in earnings from joint ventures               475         --             475          1,108         --           1,108
     Interest and other                                   365          412           (47)         1,057          988            69

Total expenses                                         13,756       13,478           278         41,243       40,106         1,137
     Interest                                           7,401        7,188           213         22,056       21,320           736
     Depreciation & amortization of real estate         4,362        4,425           (63)        13,155       13,325          (170)
     General & administrative                           1,240        1,188            52          3,838        3,384           454
     Property operating                                   338          436           (98)         1,106        1,351          (245)

     Net Income                                         5,120        6,350        (1,230)        16,937       15,582         1,355

The increase in rental revenues were primarily due to the growth of the portfolio. The formation of real estate joint ventures in the third and fourth quarter of 1999 is responsible for the increase in the equity in earnings from joint ventures. The increase in interest and other income for the nine months ended September 30, 2000 relates primarily to interest income earned on notes receivable from two property sales coupled with increased rates on overnight investments of available cash. The increase in interest expense is due to the growth of the Company's portfolio which is partially funded through increased leverage along with an increase in the average borrowing rate. The increase in general and administrative expenses is primarily due to the addition of personnel in the second half of 1999 to support the growth of the Company's advisory business, coupled with the commencement of the amortization of the Company's accounting software systems and increased professional fees. The reduction in property operating expense is the result of the portfolio being 100% occupied in 2000 compared with one vacancy in 1999.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the three and nine months ended September 30, 2000 and 1999 ($000).

                                                           Three months ended              Nine months ended
                                                              September 30,                   September 30,
                                                          2000            1999            2000            1999
                                                        --------        --------        --------        --------

Net income                                              $  5,120        $  6,350        $ 16,937        $ 15,582
Adjustments:
     Depreciation and amortization of real estate          4,362           4,425          13,155          13,325
     Gain on sale of properties                             (297)         (2,351)         (2,959)         (3,049)
     Minority interest's share of net income               1,419           1,679           4,327           4,522
     Amortization of lease costs                             165            --               332            --
     Deemed conversion of notes payable                      500            --             1,082            --
     Joint venture adjustment                                477              29           1,322              29
                                                        --------        --------        --------        --------
       Funds From Operations                            $ 11,746        $ 10,132        $ 34,196        $ 30,409
                                                        ========        ========        ========        ========

Cash flows from operating activities                    $  7,718        $ 11,582        $ 27,587        $ 30,107
Cash flows from investing activities                      (6,235)        (26,740)        (28,529)        (28,980)
Cash flows from financing activities                      (3,587)         13,044          (6,871)         (6,010)

The Company's aggregate dividends paid to shareholders and distributions paid to unit holders amounted to 70.2% and 74.4% of the Company's Funds From Operations for the nine months ended September 30, 2000 and 1999, respectively.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk relates to its variable rate indebtedness. As of September 30, 2000 and 1999, the Company's variable rate indebtedness represented 17.2% and 15.5%, respectively, of total long-term indebtedness. During the three and nine months ended September 30, 2000 and 1999, this variable rate indebtedness had a weighted average interest rate of 7.94% and 7.74% and 6.61% and 6.61%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $153 and $501 and $124 and $390 for the three and nine months ended September 30, 2000 and 1999, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.    Legal Proceedings - not applicable.

ITEM 2.    Changes in Securities - not applicable.

ITEM 3.    Defaults under the Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits and Reports on Form 8-K.

           (a) Exhibits -

               Exhibit No.   Exhibit
               -----------   -------

                  27 Financial Data Schedule as of and for the nine months ended September 30, 2000

            (b) Reports on Form 8-K filed during the quarter ended September 30,
                2000.

                None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lexington Corporate Properties Trust




Date:  November 14, 2000             By:/s/ E. Robert Roskind
     ---------------------              ----------------------------------------
                                         E. Robert Roskind
                                         Chairman and Co-Chief Executive Officer



Date:  November 14, 2000             By:/s/ Patrick Carroll
     ---------------------              ----------------------------------------
                                         Patrick Carroll
                                         Chief Financial Officer and Treasurer