Form 10-K405
period 2000-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2001-04-02
CIK 910108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
----------------------------------------------- ---------------------------------------------
                                                          NEW YORK STOCK EXCHANGE
       COMMON SHARES, PAR VALUE $.0001

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant as of March 15, 2001 was $215,973,314.

     Number of common shares outstanding as of March 15, 2001 was 17,564,622.

     Number of preferred shares outstanding as of March 15, 2001 was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for Registrant's 2001 Annual Meeting of Shareholders is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

GENERAL

     Lexington Corporate Properties Trust (the "Company"), is a self-managed and self-administered real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties. Lexington Realty Advisors, Inc. ("LRA"), an affiliate of the Company, provides investment advisory and asset management services to institutional investors in the net lease area. The Company's predecessor was organized in October 1993 and merged into the Company on December 31, 1997.

     As of December 31, 2000, the Company's real property portfolio consisted of 71 properties (or interests therein) (the "Properties") located in twenty-nine states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 12.6 million net rentable square feet of space. The Company's Properties are generally subject to triple net leases, which are characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance.

     The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. As of December 31, 2000 the five largest tenants/guarantors, which occupy ten Properties, represented 33.3% of annualized rental revenue:

                                                                 % OF
                                                              ANNUALIZED
                                                                RENTAL
                      TENANT/GUARANTOR                         REVENUE     PROPERTY TYPES
                      ----------------                        ----------   --------------
Kmart Corporation -- 1 property.............................      9.9%     Industrial
Northwest Pipeline Corp. -- 1 property......................      9.5%     Office
Exel Logistics, Inc. -- 4 properties........................      5.4%     Industrial
Honeywell, Inc. -- 3 properties.............................      4.6%     Office
Vartec Telecom, Inc. -- 1 property..........................      3.9%     Office
                                                                 ----
                                                                 33.3%
                                                                 ====

     As of December 31, 1999 and 1998 the five largest tenants/guarantors represented 38.1% and 39.3% of annualized revenues, respectively. Northwest Pipeline Corp. and Kmart Corporation are the only current tenants that represented greater than 10% of annualized revenues in 1999 and 1998.

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

     - entering into third party advisory contracts to generate advisory fee revenue;

     - acquiring portfolios and individual net lease properties from third parties, completing sale/leaseback transactions, acquiring build-to-suit properties and opportunistically using operating partnership units to effect acquisitions;

     - refinancing existing indebtedness at lower average interest rates and increasing the Company's access to capital to finance property acquisitions and expansions; and

     - repurchasing common shares when they trade at a discount to net asset value.

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

     Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. Since February 1994, the Company has entered into lease extensions of three years or more on 18 of its Properties. During 2000, the Company entered into 5 lease extensions for Properties with leases scheduled to expire in 2000 through 2002 for an average of 7.5 years and a 13.9% increase over the then current average rental revenue.

     As of December 31, 2000, the scheduled lease maturities for each of the next five years are as follows:

                                         NUMBER                      CURRENT          % OF
                                           OF         SQUARE         ANNUAL        ANNUALIZED
                                         LEASES       FOOTAGE     RENT ($000'S)      RENTS
                                        ---------    ---------    -------------    ----------
2001..................................      2          269,924       $   770          0.86%
2002..................................      2          290,800           777          0.86%
2003..................................      1          179,280         1,900          2.11%
2004..................................      2          175,000           789          0.88%
2005..................................      5          799,350         6,119          6.80%
                                           --        ---------       -------         -----
                                           12        1,714,354       $10,355         11.51%
                                           ==        =========       =======         =====

     Revenue Enhancing Property Expansions. The Company undertakes expansions of its Properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities. As of December 31, 2000, the Company has not committed to undertake any expansion of an existing Property.

     Property Sales and Redeployment of Assets. The Company may determine to sell a Property if it deems such disposition to be in the Company's best interest. During 2000, the Company sold three Properties for $19.6 million, 10.7% above original cost, resulting in $3.0 million in gains.

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

     Joint Venture Co-Investments. In 1999, the Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("NYSCRF"). The joint venture entity, Lexington Acquiport Company, LLC ("LAC"), acquires high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and NYSCRF have committed to make equity contributions to LAC of up to $50 million and $100 million, respectively, of which $97.1 million has been funded as of December 31, 2000. Property acquisitions will be additionally funded through the use of up to $278 million in non-recourse mortgages. During 2000, LAC made six acquisitions, including one from the Company, for $235 million, of which $100.3 million was funded through non-recourse mortgages which mature in 2010 ($82.5 million) and 2012 ($17.8 million) and have a weighted average interest rate of 8.02%. An additional $53 million was funded with a three month bridge loan with interest at 175 basis points over LIBOR (8.20% at December 31, 2000). Subsequent to year end, LAC refinanced the bridge loan with permanent non-recourse mortgage financing of $42 million at an interest rate of 7.35% and $11 million in member contributions. The Property leases, which expire at various dates ranging from 2009 to 2011, provide for annual net rental revenues of approximately $26.6 million. During 1999, LAC made one investment, an $11 million participating note, which was used to partially fund the purchase of a 327,325 square foot office property in Texas for $34.8 million. As of December 31, 2000, LAC has made investments totaling $270 million.

     LRA has entered into a management agreement with LAC whereby LRA will perform certain services for a fee relating to the acquisition (75 basis points of cost) and management (2% of rent collected annually) of the LAC investments. During 2000, LRA earned fees of $2.0 million relating to this management agreement.

     In 1999, the Company also formed a joint venture to own a property net leased to Blue Cross/Blue Shield of South Carolina. The Company has a 40% interest in the joint venture and LRA entered into a management agreement with similar terms as the management agreement with LAC. During 2000, LRA earned fees of $91,000 relating to this management contract.

     Advisory Contracts. In 2000 LRA entered into an advisory and asset management agreement to invest and manage $50 million of equity on behalf of a private investment fund. The investment program could, depending on leverage utilized, acquire up to $150 million in single tenant, net-leased office, industrial and retail properties in the United States. LRA will earn acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the private investment fund.

     Sale/Leaseback Transactions. The Company seeks to acquire portfolio and individual net lease properties in sale/leaseback transactions. The Company selectively pursues sale/leaseback transactions with creditworthy sellers/tenants with respect to properties that are integral to the sellers'/tenants' ongoing operations.

     Build-to-Suit Properties. The Company may also acquire, after construction has been completed, "build-to-suit" properties that are entirely pre-leased to their intended corporate users before construction. As a result, the Company does not assume the risk associated with the construction phase of a project. During 2000, LRA acquired a "build-to-suit" property, net leased to Sygma Network, Inc. (guaranteed by Sysco Corporation) for $8.9 million at an average unleveraged yield of 10.50%. The purchase was partially funded with a 15 year, $6.9 million mortgage note which bears interest at 9.0% and requires annual principal and interest payments of $692,000.

     Partnership Acquisitions. On November 14, 2000, the Company entered into an agreement to acquire Net 1 L.P. and Net 2 L.P. (together the "Net Partnerships") in a merger transaction. The general partner of each of the Net Partnerships are affiliates of E. Robert Roskind, Chairman of the Board of Trustees and Co-Chief Executive Officer of the Company.

     The Net Partnerships own 25 properties in fifteen states, which generate $15.1 million of net rental revenue. The properties have a remaining weighted average lease term of 9.2 years and are net leased to 18 tenants.

     As currently proposed, the Company will issue $65 million of securities to the sellers and assume approximately $78 million of mortgage financing with a weighted average interest rate of 8%. The limited partners of the Net Partnerships will receive at least 50% of their merger consideration in the Company's 8.5% convertible subordinated debentures due 2009 with up to 50% of their merger consideration in the Company's common shares at a price not less than $11.00 per share and no greater than $13.00 per share. The limited partners can elect to receive more of their consideration in the convertible subordinated debentures. The convertible subordinated debentures are exchangeable by the holder into the Company's common shares at $14.00 per share after four years and redeemable after five years with cash or common shares in the event the common share price exceeds $14.00.

     The transaction is subject to customary closing conditions, including approval by the Company's shareholders and the Net Partnerships' limited partners.

  Refinancing Existing Indebtedness and Increasing Access to Capital

     As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 8.17% as of December 31, 1997 to approximately 7.83% as of December 31, 2000. Scheduled balloon payments, excluding the $41.8 million outstanding on the variable rate unsecured credit facility, over the next five years are as follows ($000's):

                                                                               WEIGHTED
                                                                                AVERAGE
                                                           BALLOON AMOUNT    INTEREST RATE
                                                           --------------    -------------
2001.....................................................     $  1,000          9.50%
2002.....................................................       10,624          7.46%
2003.....................................................           --             --
2004.....................................................       25,260          8.00%
2005.....................................................       67,914          8.16%
                                                              --------           ----
                                                              $104,798          8.06%
                                                              ========           ====

     During 2000, the Company obtained $87.8 million in non-recourse mortgage financing on Properties at a weighted average interest rate of 7.97% and a maturity of 8.75 years. The proceeds of the financing were used to (i) repay borrowings under the line of credit, (ii) satisfy maturing mortgages and (iii) fund joint venture investments.

     The Company's variable rate unsecured credit facility bears interest at
137.5 basis points over the Company's option of 1, 3 or 6 month LIBOR and is scheduled to mature in July 2001. As of December 31, 2000, the $41.8 million outstanding under this facility bore interest at a weighted average rate of 8.03%. As of March 15, 2001, the interest rate on outstanding borrowings on the line of credit was 6.78%. The Company is currently in discussions with lending institutions to provide three year loan facilities to satisfy the outstanding borrowings on the current line at maturity.

     Common Share Repurchase. The Company's Board of Trustees authorized the repurchase of up to 2 million common shares and/or operating partnership units. As of December 31, 2000, the Company has repurchased approximately 1.4 million common shares/units at an average price of $10.62.

     Competition. Through our predecessor entities the Company has been in the net lease business for 27 years and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. In addition, management is associated with and/or actively participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources, that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties. Due to our focus on net-lease properties located throughout the United States, the Company does not encounter the same competitors in each region of the United States since most competitors are locally and/or regionally focused. The Company's competitors include other REITs, pension funds, private companies and individuals.

     Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company's tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

     From time to time, in connection with the conduct of the Company's business, and prior to the acquisition of any property from a third party or as required by the Company's financing sources, the Company authorizes the preparation of Phase I environmental reports with respect to its Properties. Based upon such environmental reports and management's ongoing review of its Properties, as of the date of this Annual Report, management is not aware of any environmental condition with respect to any of the Company's Properties which management believes would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company's Properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on Properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations, including funds from operations.

     Employees. As of December 31, 2000, the Company had twenty-eight employees.

     Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real property located throughout the United States.

ITEM 2.  PROPERTIES

  Real Estate Portfolio

     As of December 31, 2000, the Company owned or had interests in approximately 12.6 million square feet of rentable space in 71 office, industrial and retail properties. The Company's Properties are currently 100% leased. The number, and percentage of annualized revenues and square footage mix of the Company's portfolio is as follows:

                                                                                 SQUARE
                                                              NUMBER   REVENUE   FOOTAGE
                                                              ------   -------   -------
Office......................................................    28        60%       41%
Industrial..................................................    22        28%       47%
Retail......................................................    21        12%       12%
                                                                --       ---       ---
                                                                71       100%      100%
                                                                ==       ===       ===

     The Company's Properties are subject to triple net leases, however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the Properties. Two of the Company's Properties in Florida (Palm Beach Gardens and Lake Mary) and one in Fishers, Indiana are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance.

     The Company's tenants represent a variety of industries including banking, computer and software services, health and fitness, general purpose retailing, manufacturing, insurance and warehousing, and have a weighted average credit strength of investment grade quality.

     A substantial portion of the Company's income consists of base rent under long-term leases. As of December 31, 2000, the average remaining term under the Company's leases is approximately 8 years. Of the 71 current leases, 49 contain scheduled rent increases and 5 contain an increase based upon the Consumer Price Index. In addition, one retail lease that contains no scheduled base rental increases does contain a percentage rent clause.

     The Company has 11 Properties accounting for $15.6 million of annualized rental revenue that are subject to long term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the landowner are passed on to the Company's tenant. At the end of these long-term ground leases, unless extended, the land together with all improvements thereon revert to the landowner. These ground leases, including renewal options, expire at various dates through 2074.

TABLE REGARDING REAL ESTATE HOLDINGS

     The table on the following pages sets forth certain information relating to the Company's real property portfolio, including joint venture properties, as of December 31, 2000. All the Properties listed have been fully leased by tenants for the last five years, or since the date of purchase by the Company or its joint venture entities if less than five years, with the exception of the Memphis, Tennessee Property. During the last five years this Property was not leased from February 1998 to October 1999. All other Properties owned by the Company or its joint venture entities have been leased in the past five years. In addition, the Company has no current plan to renovate, improve or develop any existing Property ($000's except per square foot data).


                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
OFFICE
3615 North 27th Avenue               Bank One, Arizona, N.A          1960 & 1979      10.26        179,280
Phoenix, AZ

1301 California Circle                Stevens-Arnold, Inc               1985           6.34        100,026
Milpitas, CA                         (BICC Public Ltd. Co.)

200 Executive Boulevard            Hartford Fire Insurance Co           1983          12.40        153,364
South
Southington, CT

19019 No. 59th Avenue                    Honeywell, Inc                 1985          51.79        252,300
Glendale, AZ

401 Elm Street                    Lockheed Martin Corporation        1960 & 1988      36.94        126,000
Marlborough, MA                        (Honeywell, Inc.)

12000 Tech Center Drive          Kelsey-Hayes Company (Tech I)       1987 & 1988       5.72         80,230
Livonia, MI

2300 Litton Lane                       Fidelity Corporate               1987          24.00         81,744
Hebron, KY                            Real Estate, LLC (2)

2211 South 47th Street                     Avnet, Inc                   1997          11.33        176,402
Phoenix, AZ

160 Clairemont Avenue                 Allied Holdings, Inc              1983           2.98        112,248
Decatur, GA

13651 McLearen Road           Boeing North American Services, Inc       1987          10.39        159,664
Herndon, VA

2210 Enterprise Drive              Fleet Mortgage Group, Inc            1998          16.53        177,747
Florence, SC

                                                                               2001          2001 (E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
OFFICE
3615 North 27th Avenue           11/30/88 - 11/30/03           (1) 5 year     $ 1,900        $ 1,900
Phoenix, AZ                  12/01/98 - 11/30/03: $10.60
1301 California Circle           12/10/85 - 12/10/05           (9) 5 year     $ 2,562        $ 2,548
Milpitas, CA                 12/01/00 - 05/31/03: $25.56
                             06/01/03 - 12/10/05: $28.92
200 Executive Boulevard          09/01/91 - 12/31/05           (1) 5 year     $ 2,165        $ 2,158
South                        01/01/95 - 12/31/05: $14.12
Southington, CT
19019 No. 59th Avenue            07/16/86 - 07/15/06           (2) 5 year     $ 1,950        $ 1,997
Glendale, AZ                  07/16/96 - 07/15/01: $7.50
                              07/16/01 - 07/15/06: $8.00
401 Elm Street                   07/22/97 - 12/17/06           (6) 5 year     $ 1,671        $ 1,671
Marlborough, MA              07/22/97 - 12/17/01: $13.26
                                 12/18/01 - 12/17/06:
                                  75% of cumulative
                                   increase in CPI
12000 Tech Center Drive          05/01/97 - 04/30/07           (2) 5 year     $   635        $   679
Livonia, MI                   05/01/99 - 04/30/02: $7.91
                              05/01/02 - 04/30/05: $8.75
                              05/01/05 - 04/30/07: $9.25
2300 Litton Lane                 05/01/97 - 04/30/07           (2) 5 year     $   777        $   965
Hebron, KY                    05/01/97 - 04/30/02: $9.50
                             05/01/02 - 04/30/07: $11.00
2211 South 47th Street           05/11/00 - 11/14/07           (2) 5 year     $ 2,335        $ 2,468
Phoenix, AZ                  05/11/00 - 10/31/00: $12.11
                             11/01/00 - 10/31/03: $13.24
                             11/01/03 - 10/31/06: $14.47
                             11/01/06 - 11/14/07: $15.81
160 Clairemont Avenue            01/01/98 - 12/31/07           (2) 5 year     $ 1,464        $ 1,530
Decatur, GA                  01/01/01 - 12/31/07: $13.05
                                 Rent increases 2.75%
                                       annually
13651 McLearen Road              05/31/99 - 05/30/08           (2) 5 year     $ 2,358        $ 2,585
Herndon, VA                  05/31/00 - 05/30/01: $13.74
                             05/31/01 - 05/30/02: $15.50
                             05/31/02 - 05/30/03: $15.89
                             05/31/03 - 05/30/04: $16.28
                             05/31/04 - 05/30/05: $16.69
                             05/31/05 - 05/30/06: $17.11
                             05/31/06 - 05/30/07: $17.54
                             05/31/07 - 05/30/08: $17.98
2210 Enterprise Drive            06/10/98 - 06/30/08           (2) 5 year     $ 1,520        $ 1,635
Florence, SC                  06/10/98 - 06/30/03: $8.55
                              07/01/03 - 06/30/08: $9.84


                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
295 Chipeta Way                   Northwest Pipeline Corp. (1)          1982          19.79        295,000
Salt Lake City, UT

421 Butler Farm Road           Nextel Communications of the Mid-        2000           7.81         56,515
Hampton, VA                              Atlantic, Inc

9950 Mayland Drive               Circuit City Stores, Inc. (1)          1990          19.71        288,562
Richmond, VA

10419 North 30th Street            Time Customer Service, Inc           1986          14.38        132,981
Tampa, FL                                 (Time, Inc.)

4200 RCA Boulevard                  The Wackenhut Corp. (5)             1996           7.70        127,855
Palm Beach Gardens, FL

250 Rittenhouse Circle           Jones Apparel Group, Inc. (4)          1982          15.63        255,019
Bristol, PA

180 Rittenhouse Circle              Jones Apparel Group, Inc            1998           4.73         96,000
Bristol, PA

250 Turnpike Road                 Honeywell Consumer Products           1984           9.83         57,698
Southborough, MA

                                                                               2001          2001 (E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
295 Chipeta Way                  10/01/82 - 09/30/09           (1) 9 year     $ 8,571        $ 8,571
Salt Lake City, UT           10/01/97 - 09/30/09: $29.06      (1) 10 year
                             subject to a CPI adjustment
                              on a portion of the rent.
421 Butler Farm Road             01/15/00 - 01/14/10           (2) 5 year     $   668        $   719
Hampton, VA                  01/15/00 - 01/14/01: $11.60
                             01/15/01 - 01/14/02: $11.83
                             01/15/02 - 01/14/03: $12.07
                             01/15/03 - 01/14/04: $12.31
                             01/15/04 - 01/14/05: $12.56
                             01/15/05 - 01/14/06: $12.81
                             01/15/06 - 01/14/07: $13.07
                             01/15/07 - 01/14/08: $13.33
                             01/15/08 - 01/14/09: $13.60
                             01/15/09 - 01/14/10: $13.87
9950 Mayland Drive               02/28/90 - 02/28/10          (4) 10 year     $ 2,859        $ 2,791
Richmond, VA                  03/01/00 - 02/28/10: $9.91       (1) 5 year
10419 North 30th Street          04/01/87 - 07/31/10           (2) 5 Year     $ 1,301        $ 1,457
Tampa, FL                    08/01/00 - 07/31/01:  $9.67
                             08/01/01 - 07/31/02:  $9.94
                             08/01/02 - 07/31/03: $10.21
                             08/01/03 - 07/31/04: $10.49
                             08/01/04 - 07/31/05: $10.78
                             08/01/05 - 07/31/06: $11.07
                             08/01/06 - 07/31/07: $11.38
                             08/01/07 - 07/31/08: $11.69
                             08/01/08 - 07/31/09: $12.01
                             08/01/09 - 07/31/10: $12.34
4200 RCA Boulevard               02/15/96 - 02/28/11           (3) 5 year     $ 2,276        $ 2,280
Palm Beach Gardens, FL       12/01/97 - 02/28/11: $17.80
250 Rittenhouse Circle           03/26/98 - 03/25/13           (2) 5 year     $ 1,150        $ 1,347
Bristol, PA                   03/26/98 - 03/26/03: $4.51
                              03/27/03 - 03/26/08: $4.96
                              03/27/08 - 03/25/13: $5.46
180 Rittenhouse Circle           08/01/98 - 07/31/13                 None     $   825        $   970
Bristol, PA                   08/01/00 - 07/31/01: $8.49
                                 08/01/01 - 07/31/13:
                              Rent increases 3% per year
250 Turnpike Road                10/01/95 - 09/30/15           (4) 5 Year     $   432        $   432
Southborough, MA              10/01/00 - 09/30/05: $7.49
                               Increase based upon CPI
                                    every 5 years


                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
1600 Viceroy Drive                    VarTec Telecom, Inc               1986           8.17        249,452
Dallas, TX
                                                                                     ------     ----------
                                        Office Subtotal                              296.43      3,158,087
                                                                                     ------     ----------

INDUSTRIAL
6950 Greenwood Parkway          Allegiance Healthcare Corp. (1)         1990          10.15        123,924
Bessemer, AL                      (Baxter International, Inc.)

567 South Riverside Drive          Crown Cork & Seal Co., Inc        1970 & 1976       5.80        146,000
Modesto, CA

109 Stevens Street                  Unisource Worldwide, Inc         1958 & 1969       6.97        168,800
Jacksonville, FL

222 Tappan Drive North             The Gerstenslager Company            1970          26.57        296,720
Mansfield, OH                       (Worthington Industries)

904 Industrial Road                    Tenneco Automotive            1968 & 1972      20.00        195,640
Marshall, MI                         Operating Company, Inc

1601 Pratt Avenue                      Tenneco Automotive               1979           8.26         53,600
Marshall, MI                         Operating Company, Inc

4425 Purks Road                      Lear Technologies, LLC          1989 & 1998      12.00        183,717
Auburn Hills, MI                       (Lear Corporation)
                                     (General Motors Corp.)

245 Salem Church Road                  Exel Logistics Inc               1985          12.52        252,000
Mechanicsburg, PA                          (NFC plc)

6 Doughton Road                        Exel Logistics Inc               1989          24.38        330,000
New Kingstown, PA                          (NFC plc)

34 East Main Street                    Exel Logistics Inc               1981           9.66        179,200
New Kingstown, PA                          (NFC plc)

450 Stern Street                     Johnson Controls, Inc              1996          20.10        111,160
Oberlin, OH

12025 Tech Center Drive          Kelsey-Hayes Company (Tech II)      1987 & 1988       9.18        100,000
Livonia, MI

                                                                               2001          2001 (E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
1600 Viceroy Drive               09/04/97 - 09/30/15           (2) 5 year     $ 3,195        $ 3,486
Dallas, TX                   09/01/00 - 08/31/03: $12.81
                             09/01/03 - 08/31/07: $13.81
                             09/01/07 - 09/30/15: $14.81
                                                                              -------        -------
                                                                              $40,614        $42,189
                                                                              -------        -------
INDUSTRIAL
6950 Greenwood Parkway           09/01/91 - 09/01/01           (2) 5 year     $   314        $   314
Bessemer, AL                  09/01/91 - 09/01/01: $3.81
567 South Riverside Drive        09/26/86 - 09/25/01           (1) 5 year     $   224        $   224
Modesto, CA                   09/26/96 - 09/25/01: $2.04
109 Stevens Street               10/01/87 - 09/30/02                 None     $   380        $   380
Jacksonville, FL              10/01/97 - 09/30/02: $2.25
222 Tappan Drive North           10/01/99 - 05/31/05           (3) 5 year     $   674        $   667
Mansfield, OH                 10/01/99 - 05/31/05: $2.27
904 Industrial Road              08/18/87 - 08/17/05                 None     $   587        $   583
Marshall, MI                  08/18/00 - 08/17/03: $3.00
                              08/18/03 - 08/17/05: $3.10
1601 Pratt Avenue                08/18/87 - 08/17/05                 None     $   161        $   163
Marshall, MI                  08/18/00 - 08/17/03: $3.00
                              08/18/03 - 08/17/05: $3.10
4425 Purks Road                  07/23/98 - 07/22/06                 None     $ 1,325        $ 1,365
Auburn Hills, MI              07/23/98 - 07/22/02: $7.21
                              07/23/02 - 07/22/06: $7.63
245 Salem Church Road            11/15/91 - 11/30/06           (2) 5 year     $ 1,009        $ 1,000
Mechanicsburg, PA             12/01/00 - 11/30/03: $4.01
                              12/01/03 - 11/30/06: $4.38
6 Doughton Road                  11/15/91 - 11/30/06           (2) 5 year     $ 1,361        $ 1,349
New Kingstown, PA             12/01/00 - 11/30/03: $4.12
                              12/01/03 - 11/30/06: $4.51
34 East Main Street              11/15/91 - 11/30/06           (2) 5 year     $   659        $   654
New Kingstown, PA             12/01/00 - 11/30/03: $3.68
                              12/01/03 - 11/30/06: $4.02
450 Stern Street                 12/23/96 - 12/22/06           (2) 5 year     $   586        $   586
Oberlin, OH                   12/23/00 - 12/22/01: $5.27
                              Annual increase of 3x CPI,
                                but not more than 4.5%
12025 Tech Center Drive          05/01/97 - 04/30/07           (2) 5 year     $   916        $   958
Livonia, MI                   05/01/99 - 04/30/02: $9.16
                              05/01/02 - 04/30/05: $9.75
                             05/01/05 - 04/30/07: $10.25


                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
One Spicer Drive                        Dana Corporation             1983 & 1985      20.95        148,000
Gordonsville, TN

541 Perkins Jones Road                     Kmart Corp                   1982         103.00      1,700,000
Warren, OH

3350 Miac Cove Road                   Mimeo.com, Inc. (3)               1987          10.92        141,359
Memphis, TN

3102 Queen Palm Drive              Time Customer Service, Inc           1986          15.02        229,605
Tampa, FL                                 (Time, Inc.)

6345 Brackbill Boulevard              Exel Logistics, Inc            1985 & 1991      29.01        507,000
Mechanicsburg, PA                          (NFC plc)

2280 Northeast Drive            Ryder Integrated Logistics, Inc      1996 & 1997      25.70        276,480
Waterloo, IA                         (Ryder Systems, Inc.)

3501 West Avenue H                    Michaels Stores, Inc              1998          37.18        431,250
Lancaster, CA

7150 Exchequer Drive                Corporate Express Office            1998           5.23         65,043
Baton Rouge, LA                          Products, Inc
                                      (CEX Holdings, Inc.)

                                                                               2001          2001 (E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
One Spicer Drive                 01/01/84 - 08/31/07           (2) 5 year     $   335        $   341
Gordonsville, TN              08/01/99 - 07/31/02: $2.26      (1) 4 year,
                              08/01/02 - 07/31/05: $2.33        11 months
                              08/01/05 - 08/31/07: $2.40
541 Perkins Jones Road           10/01/82 - 09/30/07          (10) 5 year     $ 8,409        $ 8,932
Warren, OH                    10/01/98 - 09/30/02: $4.95
                              10/01/02 - 09/30/07: $5.51
3350 Miac Cove Road              11/01/99 - 10/31/09                 None     $   537        $   537
Memphis, TN                   11/01/99 - 10/31/02: $5.00
                              11/01/02 - 10/31/04: $5.00
                              11/01/04 - 10/31/09: $5.50
3102 Queen Palm Drive            08/01/87 - 07/31/10           (2) 5 year     $   906        $ 1,015
Tampa, FL                     08/01/00 - 07/31/01: $3.90
                              08/01/01 - 07/31/02: $4.01
                              08/01/02 - 07/31/03: $4.12
                              08/01/03 - 07/31/04: $4.23
                              08/01/04 - 07/31/05: $4.35
                              08/01/05 - 07/31/06: $4.47
                              08/01/06 - 07/31/07: $4.59
                              08/01/07 - 07/31/08: $4.72
                              08/01/08 - 07/31/09: $4.85
                              08/01/09 - 07/31/10: $4.98
6345 Brackbill Boulevard         10/29/90 - 03/19/12          (2) 10 year     $ 1,771        $ 1,852
Mechanicsburg, PA             03/20/97 - 03/19/02: $3.49
                              03/20/02 - 03/19/07: $4.02
                                 03/20/07 - 03/19/12:
                               greater of $4.62 or fair
                               market rent as specified
                                       in lease
2280 Northeast Drive             08/01/97 - 07/31/12           (3) 5 year     $   891        $ 1,004
Waterloo, IA                  08/01/97 - 07/31/02: $3.22
                              08/01/02 - 07/31/07: $3.61
                              08/01/07 - 07/31/12: $4.04
3501 West Avenue H               06/19/98 - 06/18/13           (3) 5 year     $ 1,398        $ 1,430
Lancaster, CA                 06/19/98 - 06/18/03: $3.24
                              06/19/03 - 06/18/08: $3.31
                              06/19/08 - 06/18/13: $3.39
7150 Exchequer Drive             11/01/98 - 10/31/13           (3) 5 year     $   330        $   368
Baton Rouge, LA               11/01/98 - 10/31/01: $5.02
                              11/01/01 - 10/31/04: $5.32
                              11/01/04 - 10/31/07: $5.64
                              11/01/07 - 10/31/10: $5.98
                              11/01/10 - 10/31/13: $6.34


                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
324 Industrial Park Road                  SKF USA, Inc                  1996          21.13         72,868
Franklin, NC
                                                                                     ------     ----------
                                      Industrial Subtotal                            433.73      5,712,366
                                                                                     ------     ----------

RETAIL
4450 California Street                      Mervyn's                    1976          11.00        122,000
Bakersfield, CA                      (Dayton Hudson Corp.)

6475 Dobbin Road                         MOR Dobbin LLC                 1983           2.50         60,000
Columbia, MD

Amigoland Shopping Center       Montgomery Ward & Co., Inc. (1)         1973           7.61        115,000
Mexico St. & Palm Blvd
Brownsville, TX

24100 Laguna Hills Mall        Federated Department Stores, Inc.        1974          11.00        160,000
Laguna Hills, CA                              (1)

7111 Westlake Terrace             The Home Depot USA, Inc. (1)          1980           7.61         95,000
Bethesda, MD

6910 S. Memorial Highway             Toys "R" Us, Inc. (1)              1981           4.44         43,123
Tulsa, OK

12535 SE 82nd Avenue                 Toys "R" Us, Inc. (1)              1981           5.85         42,842
Clackamas, OR

18601 Alderwood Mall Blvd            Toys "R" Us, Inc. (1)              1981           3.64         43,105
Lynnwood, WA

5917 S. La Grange Road              Bally Total Fitness Corp            1987           2.73         25,250
Countryside, IL

1160 White Horse Road             Physical Fitness Centers of           1987           2.87         31,750
Voorhees, NJ                           Philadelphia, Inc
                                  (Bally Total Fitness Corp.)

5801 Bridge Street                  Champion Fitness IV, Inc         1977 & 1987       3.66         24,990
DeWitt, NY                        (Bally Total Fitness Corp.)

                                                                               2001          2001 (E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
324 Industrial Park Road         12/23/96 - 12/31/14          (3) 10 year     $   340        $   340
Franklin, NC                  01/01/00 - 12/31/02: $4.67
                                 01/01/03 - 12/31/14:
                                  CPI every 3 years
                                                                              -------        -------
                                                                              $23,113        $24,062
                                                                              -------        -------
RETAIL
4450 California Street           02/23/77 - 12/31/02           (5) 5 year     $   407        $   397
Bakersfield, CA               01/01/78 - 12/31/02: $3.34
6475 Dobbin Road                 08/01/83 - 08/01/04           (5) 5 year     $   628        $   637
Columbia, MD                 01/20/00 - 01/19/01: $10.34
                             01/20/01 - 01/19/02: $10.48
                             01/20/02 - 01/19/03: $10.79
                             01/20/03 - 01/19/04: $11.08
                              01/20/04 - 08/01/04: $8.53
Amigoland Shopping Center        11/01/74 - 10/31/04           (3) 5 year     $   153        $   153
Mexico St. & Palm Blvd        11/01/74 - 10/31/04: $1.33
Brownsville, TX
24100 Laguna Hills Mall          02/01/76 - 01/31/06           (1) 8 year     $   677        $   673
Laguna Hills, CA              02/01/80 - 01/31/06: $4.23      (2) 15 year
                                                               (1) 6 year
7111 Westlake Terrace            05/01/81 - 04/30/06          (1) 10 year     $   772        $   648
Bethesda, MD                  05/01/96 - 04/30/06: $8.13       (3) 5 year
6910 S. Memorial Highway         06/01/81 - 05/31/06           (5) 5 year     $   361        $   356
Tulsa, OK                     02/01/98 - 05/31/01: $8.26
                              06/01/01 - 05/31/06: $8.40
12535 SE 82nd Avenue             06/01/81 - 05/31/06           (5) 5 year     $   424        $   417
Clackamas, OR                 02/01/98 - 05/31/01: $9.74
                              06/01/01 - 05/31/06: $9.91
18601 Alderwood Mall Blvd        06/01/81 - 05/31/06           (5) 5 year     $   395        $   389
Lynnwood, WA                  02/01/98 - 05/31/01: $9.03
                              06/01/01 - 05/31/06: $9.18
5917 S. La Grange Road           07/13/87 - 07/12/07           (2) 5 year     $   574        $   542
Countryside, IL              07/13/97 - 07/12/02: $22.73
                             07/13/02 - 07/12/07: $26.14
1160 White Horse Road            07/14/87 - 07/13/07           (2) 5 year     $   713        $   673
Voorhees, NJ                 07/14/97 - 07/13/02: $22.45
                             07/14/02 - 07/13/07: $25.82
5801 Bridge Street               08/19/87 - 08/18/07           (2) 5 year     $   444        $   419
DeWitt, NY                   08/19/97 - 08/18/02: $17.78
                             08/19/02 - 08/18/07: $20.45


                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
2655 Shasta Way                         Fred Meyer, Inc                 1986          13.90        178,204
Klamath Falls, OR

7272 55th Street                    Circuit City Stores, Inc            1988           3.90         45,308
Sacramento, CA

6405 South Virginia St                   Comp USA, Inc                  1988           2.72         31,400
Reno, NV

5055 West Sahara Avenue             Circuit City Stores, Inc            1988           2.57         36,053
Las Vegas, NV

4733 Hills & Dales Road           Scandinavian Health Spa, Inc          1987           3.32         37,214
Canton, OH                    (Bally Total Fitness Holding Corp.)

Fort Street Mall                    Liberty House, Inc. (1)             1980           1.22         85,610
King St
Honolulu, HI

7055 Highway 85 South                 Wal-Mart Stores, Inc              1985           8.61         81,911
Riverdale, GA

150 NE 20th Street                      Fred Meyer, Inc                 1986           8.81        118,179
Newport, OR

9580 Livingston Road                    GFS Realty, Inc                 1976          10.60        107,337
Oxon Hill, MD                          (Giant Food, Inc.)

Rockshire Village Center              GFS Realty, Inc. (1)              1977           7.32         51,682
West Ritchie Parkway                   (Giant Food, Inc.)

Rockville, MD
                                                                                     ------     ----------
                                        Retail Subtotal                              125.91      1,535,958
                                                                                     ------     ----------
                                                                                     856.07     10,406,411
                                                                                     ======     ==========

                                                                               2001          2001 (E)
                                 BASE LEASE TERM AND                          MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET          RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT          OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------   -------------   -----------   --------------
2655 Shasta Way                  03/10/88 - 03/31/08          (3) 10 year     $ 1,009        $ 1,009
Klamath Falls, OR             03/10/88 - 03/31/08: $5.66
7272 55th Street                 10/28/88 - 10/27/08          (3) 10 year     $   387        $   376
Sacramento, CA                10/28/98 - 10/27/03: $8.54
                              10/28/03 - 10/27/08: $9.30
6405 South Virginia St           12/16/88 - 12/15/08          (3) 10 year     $   335        $   325
Reno, NV                     12/16/98 - 12/15/03: $10.65
                             12/16/03 - 12/15/08: $11.60
5055 West Sahara Avenue          12/16/88 - 12/15/08          (3) 10 year     $   286        $   278
Las Vegas, NV                 12/16/98 - 12/15/03: $7.93
                              12/16/03 - 12/15/08: $8.64
4733 Hills & Dales Road          01/01/89 - 12/31/08           (2) 5 year     $   668        $   685
Canton, OH                   01/01/01 - 12/31/01: $17.97
                                 01/01/02 - 12/31/08:
                             Rent increases 2.2% annually
Fort Street Mall                 10/01/80 - 09/30/09          (1) 9 year,     $   963        $   971
                                                                 7 months
King St                      10/01/95 - 09/30/05: $11.25       (1) 2 year
Honolulu, HI                 10/01/05 - 09/30/09: $11.56       (3) 5 year
7055 Highway 85 South            12/04/85 - 01/31/11           (5) 5 year     $   270        $   270
Riverdale, GA                 12/04/85 - 01/31/11: $3.29
150 NE 20th Street               06/01/86 - 05/31/11           (3) 5 year     $   826        $   826
Newport, OR                   06/01/86 - 05/31/11: $6.99
                             plus .5% of gross sales over
                               $20 million ($70,000 in
                                        2000)
9580 Livingston Road             01/03/77 - 02/28/14           (4) 5 year     $   408        $   274
Oxon Hill, MD                 03/01/77 - 02/29/04: $3.80
                              03/01/04 - 02/28/14: $1.91
Rockshire Village Center         01/01/78 - 04/30/17          (2) 10 year     $   224        $   152
West Ritchie Parkway          01/01/78 - 02/28/05: $4.33
Rockville, MD                 03/01/05 - 04/30/17: $2.23
                                                                              -------        -------
                                                                              $10,924        $10,470
                                                                              -------        -------
                                                                              $74,651        $76,721
                                                                              =======        =======

---------------

(E) Estimated

(1) The Company holds leasehold interest in the land. The leases, including renewal options, expire at various dates through 2074.

(2) Tenant can cancel lease on April 30, 2004 with 270 days notice and a payment of $899.

(3) The tenant occupies 107,399 square feet through October 31, 2002 and will fully occupy the property commencing November 1, 2002.

(4) Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,392.

(5) The Property contains three buildings with four additional tenants that occupy 31,737 square feet out of the total of 127,855.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          JOINT VENTURE PROPERTY CHART

                                                                                                            BASE LEASE TERM
                                                                 YEAR         LAND          NET             AND ANNUAL RENTS
                                        TENANT               CONSTRUCTED/     AREA       RENTABLE           PER NET RENTABLE
    PROPERTY LOCATION                 (GUARANTOR)            REDEVELOPED     (ACRES)    SQUARE FEET           SQUARE FOOT
    -----------------        -----------------------------   ------------   ---------   -----------   ----------------------------
OFFICE
14040 Park Center Road           NEC America, Inc. (1)         1987           13.30        108,000        08/01/99 - 07/31/09
Herndon, VA                                                                                           08/01/00 - 07/31/01: $16.32
                                                                                                          08/01/01 - 07/31/09:
                                                                                                      Rent increases 2.0% annually
                                                                                                        and by $216 in year six

15375 Memorial Drive          Vastar Resources, Inc. (1)       1985           21.77        327,325        09/16/99 - 09/15/09
Houston, TX                                                                                           09/16/99 - 09/15/02: $10.00
                                                                                                      09/16/02 - 09/15/06: $10.50
                                                                                                      09/16/06 - 09/15/09: $11.00

550 International Parkway        First USA Management          1999           12.80        125,920         10/1/99 - 09/30/09
Lake Mary, FL                  Services, Inc. (1)(4)(6)                                               10/01/00 - 09/30/01: $20.60
                                                                                                      10/01/01 - 09/30/02: $21.05
                                                                                                      10/01/02 - 09/30/03: $21.50
                                                                                                      10/01/03 - 09/30/04: $21.95
                                                                                                      10/01/04 - 09/30/05: $22.40
                                                                                                      10/01/05 - 09/30/06: $22.85
                                                                                                      10/01/06 - 09/30/07: $23.30
                                                                                                      10/01/07 - 09/30/08: $23.75
                                                                                                      10/01/08 - 09/30/09: $24.20

600 International Parkway        First USA Management          1997           13.30        125,155         10/1/99 - 09/30/09
Lake Mary, FL                  Services, Inc. (1)(4)(6)                                               10/01/00 - 09/30/01: $21.55
                                                                                                      10/01/01 - 09/30/02: $22.00
                                                                                                      10/01/02 - 09/30/03: $22.45
                                                                                                      10/01/03 - 09/30/04: $22.90
                                                                                                      10/01/04 - 09/30/05: $23.35
                                                                                                      10/01/05 - 09/30/06: $23.80
                                                                                                      10/01/06 - 09/30/07: $24.25
                                                                                                      10/01/07 - 09/30/08: $24.70
                                                                                                      10/01/08 - 09/30/09: $25.15

17 Technology Circle           Blue Cross Blue Shield of       1999           42.46        348,410        10/01/99 - 09/30/09
Columbia, SC                      South Carolina (2)                                                  10/01/99 - 09/30/04: $13.10
                                                                                                      10/01/04 - 09/30/09: $15.07

10300 Kincaid Drive          Bank One Indiana, N.A. (1)(5)     1999           13.30        193,000        03/29/00 - 10/31/09
Fishers, IN                                                                                           03/29/00 - 10/31/04: $16.50
                                                                                                      11/01/04 - 10/31/09: $17.52

6555 Sierra Drive             True North Communications,       1999            9.98        247,254        02/01/00 - 01/31/10
Irving, TX                             Inc. (1)                                                       02/01/00 - 01/31/05: $16.21
                                                                                                      02/01/05 - 01/31/10: $18.05
389-399 Interpace Highway    Aventis Pharmaceuticals, Inc      2000           14.00        340,240        06/01/00 - 01/31/10
Morris Corporate Center IV    (Pharma Holdings GmbH) (1)                                              06/01/00 - 01/31/05: $23.06
Parsippany, NJ                                                                                        02/01/05 - 01/31/10: $26.49

                                           2001          2001 (E)
                                          MINIMUM     STRAIGHT-LINE
                             RENEWAL       CASH           RENTAL
    PROPERTY LOCATION        OPTIONS    RENT ($000)   REVENUE ($000)
    -----------------       ----------  -----------   --------------
OFFICE
14040 Park Center Road      (2) 5 year    $ 1,773        $ 2,025
Herndon, VA
15375 Memorial Drive        (4) 5 year    $ 3,273        $ 3,437
Houston, TX
550 International Parkway   (2) 5 year    $ 2,608        $ 2,820
Lake Mary, FL
600 International Parkway   (2) 5 year    $ 2,711        $ 2,921
Lake Mary, FL
17 Technology Circle        (2) 5 year    $ 4,564        $ 4,906
Columbia, SC
10300 Kincaid Drive         (2) 5 year    $ 3,185        $ 3,287
Fishers, IN
6555 Sierra Drive           (2) 5 year    $ 4,009        $ 4,250
Irving, TX
389-399 Interpace Highway   (2) 5 year    $ 7,844        $ 8,487
Morris Corporate Center IV
Parsippany, NJ

                                                                                                            BASE LEASE TERM
                                                                 YEAR         LAND          NET             AND ANNUAL RENTS
                                        TENANT               CONSTRUCTED/     AREA       RENTABLE           PER NET RENTABLE
    PROPERTY LOCATION                 (GUARANTOR)            REDEVELOPED     (ACRES)    SQUARE FEET           SQUARE FOOT
    -----------------        -----------------------------   ------------   ---------   -----------   ----------------------------
2000 Eastman Drive            Structural Dynamic Research      1991           12.36        212,836        05/01/91 - 04/30/11
Milford, OH                            Corp. (1)                                                      05/01/00 - 04/30/01: $11.80
                                                                                                      05/01/01 - 04/30/02: $12.05
                                                                                                      05/01/02 - 04/30/03: $12.31
                                                                                                      05/01/03 - 04/30/04: $12.57
                                                                                                      05/01/04 - 04/30/05: $12.84
                                                                                                      05/01/05 - 04/30/06: $13.11
                                                                                                      05/01/06 - 04/30/07: $13.39
                                                                                                      05/01/07 - 04/30/08: $13.73
                                                                                                      05/01/08 - 04/30/09: $13.97
                                                                                                      05/01/09 - 04/30/10: $14.27
                                                                                                      05/01/10 - 04/30/11: $14.57
                                                                             ------      ---------
                                    Office Subtotal                          153.27      2,028,140
                                                                             ------      ---------
INDUSTRIAL
3600 Southgate Drive            Sygma Network, Inc. (3)        2000           19.00        149,500        10/15/00 - 10/31/15
Danville, IL                      (Sysco Corporation)                                                  10/15/00 - 10/31/15: $6.24
                                                                             ------      ---------
                                  Industrial Subtotal                         19.00        149,500
                                                                             ------      ---------
                                                                             172.27      2,177,640
                                                                             ======      =========

                                           2001          2001 (E)
                                          MINIMUM     STRAIGHT-LINE
                             RENEWAL       CASH           RENTAL
    PROPERTY LOCATION        OPTIONS    RENT ($000)   REVENUE ($000)
    -----------------       ----------  -----------   --------------
2000 Eastman Drive          (3) 5 year    $ 2,547        $ 2,790
Milford, OH
                                          -------        -------
                                          $32,514        $34,923
                                          -------        -------
INDUSTRIAL
3600 Southgate Drive        (2) 5 year    $   933        $   933
Danville, IL
                                          -------        -------
                                          $   933        $   933
                                          -------        -------
                                          $33,447        $35,856
                                          =======        =======

---------------
(E) Estimated

(1) The Company has a 33% ownership interest in the entity which owns this Property.

(2) The Company has a 40% ownership interest in the entity which owns this Property.

(3) The Company has a 99% ownership interest in the entity which owns this Property.

(4) The joint venture has operating expense stops on this Property of $1,264.

(5) The joint venture has operating expense stops on this Property of $768.

(6) The joint venture operates these investments as a single Property.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 4A.  EXECUTIVE OFFICERS AND TRUSTEES OF THE REGISTRANT

     The following sets forth certain information relating to the executive officers and trustees of the Company:

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
E. ROBERT ROSKIND..............    Mr. Roskind has served as the Chairman of the Board of
  Age 56                           Trustees and Co-Chief Executive Officer of the Company since
                                   October 1993. He founded the LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976.
                                   The LCP Group, L.P. has been the general partner of various limited partnerships with which the Company has had prior
                                   dealings. He is also the general partner of a variety of
                                   entities that are general partners of various partnerships that hold net leased real properties or interests in real
                                   property. Mr. Roskind received his B.S. in 1966 from the
                                   University of Pennsylvania and is a 1969 Harlan Fiske Stone
                                   Graduate of the Columbia Law School. He has been a member of the Bar of the State of New York since 1970. He is on the
                                   Board of Directors of Clarion CMBS Value Fund, Inc.
RICHARD J. ROUSE...............    Mr. Rouse has served as Co-Chief Executive Officer and as a
  AGE 55                           trustee of the Company since October 1993. He served as
                                   President of the Company from October 1993 to April 1996,
                                   and since April 1996 has served as Vice Chairman of the
                                   Board of Trustees. Mr. Rouse graduated from Michigan State
                                   University in 1968 and received his M.B.A. in 1970 from the
                                   Wharton School of Finance and Commerce of the University of
                                   Pennsylvania.
T. WILSON EGLIN................    Mr. Eglin has served as Chief Operating Officer of the
  Age 36                           Company since October 1993 and as a trustee since May 1994.
                                   He served as Executive Vice President from October 1993 to
                                   April 1996, and since April 1996 has served as the
                                   President. Mr. Eglin received his B.A. from Connecticut
                                   College in 1986.
PATRICK CARROLL................    Mr. Carroll has served as Chief Financial Officer of the
  Age 37                           Company since May 1998 and Treasurer since January 1999.
                                   Prior to joining the Company, Mr. Carroll was, from 1993 to
                                   1998, a Senior Manager in the real estate practice of
                                   Coopers & Lybrand L.L.P., a public accounting firm. Mr.
                                   Carroll received his B.B.A. from Hofstra University in 1986, his M.S. in Taxation from C.W. Post in 1991, and is a
                                   Certified Public Accountant.
STEPHEN C. HAGEN...............    Mr. Hagen has served as Senior Vice President of the Company
  Age 58                           since October 1996. Mr. Hagen had been associated with the
                                   LCP Group, L.P. from 1995 to 1996. Mr. Hagen received his
                                   B.S. from the University of Kansas in 1965 and his M.B.A. in
                                   1968 from the Wharton School of Finance and Commerce of the
                                   University of Pennsylvania.
PAUL WOOD......................    Mr. Wood has served as Vice President, Chief Accounting
  Age 41                           Officer and Secretary of the Company since October 1993. Mr.
                                   Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.

             NAME                                      BUSINESS EXPERIENCE
             ----                                      -------------------
JANET M. KAZ...................    Ms. Kaz has served as Vice President of the Company since
  Age 37                           May 1995 and as Asset Manager since October 1993. Ms. Kaz
                                   received her B.A. from Muhlenberg College in 1985.
GEORGE WILSON..................    Mr. Wilson has served as Vice President of the Company since
  Age 40                           December 2000 and as an Asset Manager since May 1999. Prior to joining the Company, Mr. Wilson was the Asset Manager for
                                   American Real Estate Partners, L.P., a publicly traded net lease real estate partnership from 1994 to 1999. He received his B.A. from Columbia College in 1983 and a M.S. in Real
                                   Estate Development from Columbia University in 1986.
PHILIP KIANKA..................    Mr. Kianka has served as Vice President of the Company since
  Age 44                           1997. Prior to joining the Company, from 1985 through 1997,
                                   Mr. Kianka served as a Vice President and Senior Asset
                                   Manager at Merrill Lynch Hubbard, Inc., a real estate
                                   division of Merrill Lynch & Co., Inc. Mr. Kianka received
                                   his B.A. from Clemson University in 1978 and his M.A. from
                                   Clemson University in 1981.
NATASHA ROBERTS................    Ms. Roberts has served as Vice President and as a member of
  Age 34                           the acquisition department of the Company since 1997. Prior to joining the Company, Ms. Roberts worked for Net Lease
                                   Partners Realty Advisors, a real estate advisory firm and an affiliate of Mr. Roskind from January 1995 to January 1997 and as a licensed real estate broker from February 1992 to
                                   January 1995.
BRENDAN P. MULLINIX............    Mr. Mullinix has served as a Vice President of the Company
  Age 26                           since February 2000 and as a member of the acquisitions
                                   department since October 1996. He received his B.A. from
                                   Columbia University in 1996.
GEOFFREY DOHRMANN..............    Mr. Dohrmann has served as a trustee since August 2000. Mr.
  Age 49                           Dohrmann co- founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987
                                   and is currently its Chairman and Chief Executive Officer.
                                   Mr. Dohrmann also belongs to the advisory boards for the
                                   National Real Estate Index, The Journal of Real Estate
                                   Portfolio Management and Center for Real Estate Enterprise
                                   Management. He is also a fellow of the Homer Hoyt Institute and holds the Certified Financial Planner (CFP) and
                                   Counselors of Real Estate (CRE) designations.
CARL D. GLICKMAN...............    Mr. Glickman has served as a trustee since May 1994. He has
  Age 74                           been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the
                                   Board of Directors of Alliance Tire & Rubber Co., Ltd., Bear
                                   Stearns Companies, Inc., Jerusalem Economic Corporation Ltd.
                                   and OfficeMax Inc., as well as numerous private companies.
JOHN D. MCGURK.................    Mr. McGurk has served as a trustee since January 1997, as
  Age 57                           the designee of Five Arrows Realty Securities, L.L.C. He is the founder and President of Rothschild Realty, Inc., the
                                   advisor to Five Arrows. Prior to starting Rothschild Realty,
                                   Inc. in 1981, Mr. McGurk served as a Regional Vice President for The Prudential Insurance Company of America where he
                                   oversaw its New York City real estate loan portfolio, equity holdings, joint ventures and projects under development. Mr.
                                   McGurk is a member of the Urban Land Institute, Pension Real
                                   Estate Association, Real Estate Board of New York and the
                                   National Real Estate Association, and is a member of the
                                   Trustee Committee of the Caedmon School.
SETH M. ZACHARY................    Mr. Zachary has served as a trustee since November 1993.
  Age 48                           Since 1987, he has been a partner, and is currently the
                                   Chairman, of the law firm Paul, Hastings, Janofsky & Walker
                                   LLP, counsel to the Company.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The common shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

                 FOR THE QUARTERS ENDED:                      HIGH        LOW       CASH DIVIDEND
                 -----------------------                    --------    --------    -------------
December 31, 2000.........................................  $11.9375    $10.6875        $0.31
September 30, 2000........................................   12.2500     11.0625        $0.31
June 30, 2000.............................................   11.3125      9.9375        $0.30
March 31, 2000............................................   11.6250      9.0000        $0.30

December 31, 1999.........................................  $11.2500    $ 8.8125        $0.30
September 30, 1999........................................   12.8750     10.8750        $0.30
June 30, 1999.............................................   12.0000     10.5000        $0.30
March 31, 1999............................................   12.8750      9.8750        $0.30

     The closing price of the common shares of the Company was $12.95 on March 15, 2001.

     As of March 15, 2001, the Company had 2,073 common shareholders of record.

     Dividends. The Company has made quarterly distributions since October 1986 without interruption.

     The dividends paid in each quarter for the last five years are as follows:

                  FOR THE QUARTERS ENDED                     2000    1999    1998    1997    1996
                  ----------------------                     -----   -----   -----   -----   -----
March 31,     .............................................  $0.30   $0.30   $0.29   $0.29   $0.27
June 30,     ..............................................  $0.30   $0.30   $0.29   $0.29   $0.27
September 30,     .........................................  $0.31   $0.30   $0.29   $0.29   $0.28
December 31,     ..........................................  $0.31   $0.30   $0.30   $0.29   $0.28

     The Company's annualized dividend rate is currently $1.24 per share.

     Following is a summary of the average taxable nature of the Company's dividends for the three years ended December 31:

                                                               2000     1999     1998
                                                              ------   ------   ------
Total dividends per share...................................  $ 1.22   $ 1.20   $ 1.17
                                                              ======   ======   ======
  Ordinary income...........................................   87.78%   83.73%   88.06%
  20% rate gain.............................................    8.48%   10.21%      --
  25% rate gain.............................................    3.74%    6.06%    2.30%
  Percent non-taxable as return of capital..................      --       --     9.64%
                                                              ------   ------   ------
                                                              100.00%  100.00%  100.00%
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

     In addition to its common and preferred share offerings, the Company has capitalized the growth in its business through the issuance of secured and unsecured fixed and floating-rate debt. Borrowings under the Company's unsecured revolving credit facility have been a source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured bank debt impose certain restrictions on the Company with regard to dividends and incurring additional debt obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The Company does not believe that the financial covenants contained in its unsecured revolving credit agreement and secured indebtedness will have any adverse impact on the Company's ability to pay dividends in the normal course of business to its common and preferred shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.

     The Company maintains a dividend reinvestment program pursuant to which common shareholders may elect to automatically reinvest their dividends to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program. Under this program none of the common shares issued through December 31, 2000 were purchased on the open market.

ITEM 6.  ELECTED FINANCIAL DATA

     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2000. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000's, except per share data)

                                                      2000       1999       1998        1997        1996
                                                    --------   --------   ---------   ---------   --------
Total revenues....................................  $ 80,005   $ 77,300   $  65,117   $  43,569   $ 31,675
Operating expenses, including minority interest...   (61,012)   (61,080)    (48,433)    (35,304)   (26,209)
Transactional expenses............................        --         --        (559)         --         --
Gain (loss) on sale of properties.................     2,959      5,127        (388)      3,517         --
Loss on extinguishment of debt....................        --         --          --      (3,189)        --
                                                    --------   --------   ---------   ---------   --------
Net income........................................    21,952     21,347      15,737       8,593      5,466
                                                    ========   ========   =========   =========   ========
Net income per common share -- basic..............      1.15       1.11        0.79        0.33       0.58
                                                    ========   ========   =========   =========   ========
Net income per common share -- diluted............      1.10       1.08        0.78        0.32       0.56
                                                    ========   ========   =========   =========   ========
Cash dividends paid per common share..............      1.22       1.20        1.17        1.16       1.10
                                                    ========   ========   =========   =========   ========
Net cash provided by operating activities.........    40,803     39,411      32,008      23,823     14,975
                                                    ========   ========   =========   =========   ========
Net cash used in investing activities.............   (38,549)   (64,942)   (111,080)   (110,767)   (16,955)
                                                    ========   ========   =========   =========   ========
Net cash provided by (used in) financing
  activities......................................    (6,299)    23,284      86,516      88,116      1,859
                                                    ========   ========   =========   =========   ========
Real estate assets, net...........................   584,198    606,592     609,717     416,613    289,326
                                                    ========   ========   =========   =========   ========
Total assets......................................   668,377    656,481     647,007     468,373    310,384
                                                    ========   ========   =========   =========   ========
Mortgages and notes payable.......................   387,326    372,254     354,281     220,934    187,740
                                                    ========   ========   =========   =========   ========
Funds from operations(1)..........................    46,316     40,652      35,141      21,315     13,783
                                                    ========   ========   =========   =========   ========
Rent received below straight line rent............     3,004      2,054       2,411         924        105
                                                    ========   ========   =========   =========   ========

---------------
(1) The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company includes in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

     The Company believes that the book value of its real estate assets, which reflects the historical cost of such real estate assets less accumulated depreciation, is not indicative of the current market value of its Properties. Historical operating results are not necessarily indicative of future operating results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net-leased commercial properties. The Company has operated as a REIT since October 1993.

     As of December 31, 2000, the Company owned (or had interests in) 71 real estate properties. During 2000, the Company purchased nine properties, including joint venture investments, for $273.8 million.

     During 2000, the Company sold two properties to the Net Partnerships for $15.6 million, which resulted in a gain of approximately $2.3 million, and one property to the tenant for $4.0 million, which resulted in aggregate gains of $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since becoming a public company, the Company's principal source of capital for growth has been the public and private equity markets, selective secured indebtedness, its unsecured credit facility and issuance of OP Units.

     The Company's current $60 million unsecured credit facility, which is scheduled to expire in July 2001, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 2000, the weighted average interest rate on outstanding borrowings was 8.03%. As of March 15, 2001 the weighted average interest rate was 6.78%.

     Since its formation in 1993, the Company has raised, through the issuance of common shares, preferred shares and OP Units, aggregate capital of approximately $131 million for the purposes of making acquisitions and retiring indebtedness. In addition, the Company has purchased $77.6 million in real estate through the direct issuance of its common shares and OP Units.

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

     Cash dividends paid to common shareholders increased to $20.8 million in 2000, compared to $20.5 million in 1999 and $19.6 million in 1998. The Company's dividend and distribution FFO payout ratio, on a per share basis, for 2000, 1999, and 1998 was 69.3%, 74.1%, and 79.6% respectively.

     Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $40.8 million for 2000 from $39.4 million for 1999 and $32.0 million for 1998.

     Net cash used in investing activities totaled $38.5 million in 2000, $64.9 million in 1999 and $111.1 million in 1998. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

     Net cash (used in) provided by financing activities totaled $(6.3) million in 2000, $23.3 million in 1999 and $86.5 million in 1998. Cash (used in) provided by financing activities during each year was primarily attributable to proceeds from non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments, debt service payments and the repurchase of the Company's common shares/operating partnership units.

     UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller of real estate, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease as such partnership interests are redeemed for common shares.

     The following table provides certain information with respect to such partnership interests as of December 31, 2000 (assuming the Company's annual dividend rate remains at $1.24 per share).

                                                                                                       TOTAL
                                                                                       CURRENT        CURRENT
                                                               TOTAL                  ANNUALIZED     ANNUALIZED
                      REDEEMABLE FOR                          NUMBER     AFFILIATE     PER UNIT     DISTRIBUTION
                      COMMON SHARES:                         OF UNITS      UNITS     DISTRIBUTION      ($000)
                      --------------                         ---------   ---------   ------------   ------------
At any time................................................  3,849,204   1,317,759      $1.24          $4,773
At any time................................................  1,271,073     120,374       1.08           1,373
At any time................................................    133,050      52,144       1.12             149
June 2002..................................................     83,400      83,400       1.24             103
January 2003...............................................     17,901          --         --              --
March 2004.................................................     43,734          --       0.27              12
March 2004.................................................     27,314          --         --              --
November 2004..............................................     29,976       2,856         --              --
March 2005.................................................     29,384          --         --              --
January 2006...............................................    187,163         416         --              --
February 2006..............................................     29,886       1,743         --              --
May 2006...................................................      9,368          --       0.29               3
                                                             ---------   ---------      -----          ------
                                                             5,711,453   1,578,692      $1.12          $6,413
                                                             =========   =========      =====          ======

     Affiliate units, which are included in total units, represent OP Units held by two executive officers (including their affiliates) of the Company.

FINANCING

     Revolving Credit Facility. The Company's $60 million unsecured credit facility bears interest at 137.5 basis points over LIBOR and has an interest rate period of one, three, or six months, at the option of the Company. During 2000, the Company exercised its option to reduce the credit facility to $60 million from $100 million to reduce unused facility costs. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. Approximately $2.8 million was available to the Company at December 31, 2000. The amount of available borrowings can increase by identifying additional unencumbered properties as eligible for the computation of the borrowing base which supports the credit facility. As of December 31, 2000 approximately $41.8 million was outstanding. The Company is currently in discussions with lending institutions to provide three year loan facilities to satisfy the outstanding borrowings on the current line at its maturity in July 2001.

     Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2000, a total of fifty-two of the Company's consolidated Properties were subject to outstanding mortgages which had an aggregate principal amount of $345.5 million. The weighted average interest rate on the Company's debt, including line of credit borrowings, on such date was approximately 7.83%. Approximate balloon payment amounts, excluding line of credit borrowings, having a weighted average interest rate of 8.06%, due the next five calendar years are as follows: $1.0 million in 2001; $10.6 million in 2002; $0 in 2003; $25.3 million in 2004 and $67.9 million in 2005. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

     Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property maintenance and repairs, the Company does not anticipate significant needs for cash for property maintenance or repairs. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties.

     Shares Repurchase. The Company's Board of Trustees has authorized the Company to repurchase, from time to time, up to 2,000,000 common shares and operating partnership units depending on market conditions and other factors. As of December 31, 2000, the Company had repurchased approximately 1.4 million common shares and operating partnership units, at an average price of approximately $10.62 per common share/unit.

RESULTS OF OPERATIONS ($000)

                                                                                            INCREASE
                                                                                           (DECREASE)
                                                                                     ----------------------
          SELECTED INCOME STATEMENT DATA             2000       1999       1998      2000-1999    1999-1998
          ------------------------------            -------    -------    -------    ---------    ---------
Total revenues....................................  $80,005    $77,300    $65,117     $2,705       $12,183
Total expenses....................................   54,997     54,642     45,059        355         9,583
  Interest........................................   29,581     29,099     23,055        482         6,044
  Depreciation....................................   17,513     18,000     15,083       (487)        2,917
  General & administrative........................    4,902      4,687      4,518        215           169
  Property operating..............................    1,504      1,865        857       (361)        1,008
  Transactional expenses..........................       --         --        559         --          (559)
Net income........................................  $21,952    $21,347    $15,737     $  605       $ 5,610

     Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2000, $1,826 is attributable to increased earnings from co-investment programs established in the third and fourth quarter of 1999. The remaining revenue growth in 2000 was primarily attributable to increase rental revenues from Properties purchased in 1999 and owned for the entire year in 2000. The increase in total revenues in 1999 relates to rental revenues from Properties purchased in 1998 and owned for the entire year in 1999 coupled with rental revenues from 1999 acquisitions. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 8.17% as of December 31, 1997 to 7.83% at December 31, 2000 due to debt refinancings, repayments, lower variable interest rates negotiated on the credit facility and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have remained the same and/or decreased as a percentage of total revenue to 6.1% in 2000, 6.1% in 1999 and 6.9% in 1998 due to the growth of the Company's portfolio relative to these expenses. The increase in property operating expense in 1999 relates to costs incurred relating to a Property that was vacant through October 1999, which resulted in the Company incurring property level operating expenses which normally are the responsibility of the tenant, and a second Property in which the Company has a level of operating expense responsibility. Transactional expenses in 1998 relate to costs incurred in an abandoned private equity placement. Net income increased in 2000 due to the impact of the items discussed above offset by the reduction in gains on sale of real estate of approximately $2,168. Net income increased in 1999 due to the impact of items discussed above plus a net change of $5,515 in gains on sales of real estate.

FUNDS FROM OPERATIONS

     The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company includes in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

     The following table reflects the calculation of the Company's FFO and cash flow activities for each of the years in the three year period ended December 31, 2000 ($000):

                                                                2000       1999        1998
                                                              --------   --------    ---------
Net income..................................................  $ 21,952   $ 21,347    $  15,737
  Depreciation and amortization of real estate..............    17,513     18,000       15,083
  Minority interest's share of net income...................     5,772      6,226        3,933
  (Gain) loss on sale of property...........................    (2,959)    (5,127)         388
  Amortization of leasing commissions.......................       503         --           --
  Deemed conversion of notes payable........................     1,582         --           --
  Joint venture adjustment..................................     1,953        206           --
                                                              --------   --------    ---------
     Funds From Operations..................................  $ 46,316   $ 40,652    $  35,141
                                                              ========   ========    =========
Cash flows from operating activities........................  $ 40,803   $ 39,411    $  32,008
Cash flows used in investing activities.....................   (38,549)   (64,942)    (111,080)
Cash flows (used in) from financing activities..............    (6,299)    23,284       86,516

     The Company's dividend and distribution FFO payout ratio, on a per share basis, was 69.3%, 74.1% and 79.6% for the years ended December 31, 2000, 1999 and 1998 respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS. The Company has considered the effect of adopting SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position or results of operations since the Company currently does not have any embedded or freestanding derivatives.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to its variable rate debt. As of December 31, 2000 and 1999 the Company's variable rate indebtedness represented 13.0% and 19.1% of total mortgages and notes payable, respectively. During 2000 and 1999, this variable rate indebtedness had a weighted average interest rate of 7.86% and 7.52%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $699,000 and $514,000 in 2000 and 1999, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     28
Consolidated Balance Sheets as of December 31, 2000 and
  1999......................................................     29
Consolidated Statements of Income for the years ended
  December 31, 2000, 1999 and 1998..........................     30
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2000, 1999 and 1998......     31
Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998..........................     32
Notes to Consolidated Financial Statements..................  33-48
Financial Statement Schedule
Schedule III -- Real Estate and Accumulated Depreciation....  49-50

                          INDEPENDENT AUDITORS' REPORT

The Shareholders
Lexington Corporate Properties Trust:

     We have audited the consolidated financial statements of Lexington Corporate Properties Trust and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

New York, New York
January 23, 2001

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        ($000 EXCEPT PER SHARE AMOUNTS)
                                  DECEMBER 31,

                                                                2000       1999
                                                              --------   --------
ASSETS
Real estate, at cost:
  Buildings and building improvements.......................  $583,522   $588,866
  Land and land estates.....................................    87,606     88,561
  Land improvements.........................................     3,154      3,154
  Fixtures and equipment....................................     8,345      8,345
                                                              --------   --------
                                                               682,627    688,926
  Less: accumulated depreciation............................    98,429     82,334
                                                              --------   --------
                                                               584,198    606,592
Cash and cash equivalents...................................     4,792      8,837
Restricted cash.............................................     1,598      2,470
Deferred expenses (net of accumulated amortization of $5,222
  in 2000 and $4,513 in 1999)...............................     7,958      5,508
Rent receivable.............................................    16,583     14,108
Investment in non-consolidated entities.....................    40,836     11,523
Other assets, net...........................................    12,412      7,443
                                                              --------   --------
                                                              $668,377   $656,481
                                                              ========   ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable...........................................  $345,505   $299,360
Credit facility borrowings..................................    41,821     70,921
Subordinated notes payable, including accrued interest......        --      1,973
Origination fees payable, including accrued interest........     6,703      6,781
Accounts payable and other liabilities......................     4,312      3,917
Accrued interest payable....................................     2,161      2,251
                                                              --------   --------
                                                               400,502    385,203
Minority interests..........................................    64,812     66,303
                                                              --------   --------
                                                               465,314    451,506
                                                              --------   --------
Commitments and contingencies (note 7)
Preferred shares, par value $0.0001 per share; authorized
  10,000,000 shares. Class A Senior Cumulative Convertible
  Preferred, liquidation preference $25,000, 2,000,000
  shares issued and outstanding.............................    24,369     24,369
                                                              --------   --------
Common shares, par value $0.0001 per share; 287,888 shares
  issued and outstanding, liquidation preference $3,886.....     3,809      3,809
                                                              --------   --------
Shareholders' equity:
  Common shares, par value $0.0001 per share, authorized
     40,000,000 shares, 16,863,394 and 16,905,285 shares
     issued and outstanding in 2000 and 1999,
     respectively...........................................         2          2
  Additional paid-in-capital................................   240,112    240,339
  Deferred compensation, net................................    (1,019)      (701)
  Accumulated distributions in excess of net income.........   (62,227)   (60,852)
                                                              --------   --------
                                                               176,868    178,788
  Less: notes receivable from officers/shareholders.........    (1,983)    (1,991)
                                                              --------   --------
          Total shareholders' equity........................   174,885    176,797
                                                              --------   --------
                                                              $668,377   $656,481
                                                              ========   ========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                                 2000         1999         1998
                                                              ----------   ----------   ----------
Revenues:
  Rental....................................................  $   76,824   $   75,760   $   62,846
  Equity in earnings of non-consolidated entities...........       1,851           25           --
  Interest and other........................................       1,330        1,515        2,271
                                                              ----------   ----------   ----------
                                                                  80,005       77,300       65,117
                                                              ----------   ----------   ----------
Expenses:
  Interest expense..........................................      29,581       29,099       23,055
  Depreciation and amortization of real estate..............      17,513       18,000       15,083
  Amortization of deferred expenses.........................       1,497          991          987
  General and administrative expenses.......................       4,902        4,687        4,518
  Property operating expenses...............................       1,504        1,865          857
  Transactional expenses....................................          --           --          559
                                                              ----------   ----------   ----------
                                                                  54,997       54,642       45,059
                                                              ----------   ----------   ----------
Income before gain (loss) on sale of properties and minority
  interests.................................................      25,008       22,658       20,058
Gain (loss) on sale of properties...........................       2,959        5,127         (388)
                                                              ----------   ----------   ----------
Income before minority interests............................      27,967       27,785       19,670
Minority interests..........................................       6,015        6,438        3,933
                                                              ----------   ----------   ----------
     Net income.............................................  $   21,952   $   21,347   $   15,737
                                                              ==========   ==========   ==========
Net income per common share -- basic........................  $     1.15   $     1.11   $     0.79
                                                              ==========   ==========   ==========
Weighted average common shares outstanding..................  16,900,039   16,979,925   16,835,414
                                                              ==========   ==========   ==========
Net income per common share -- diluted......................  $     1.10   $     1.08   $     0.78
                                                              ==========   ==========   ==========
Weighted average common shares outstanding..................  24,714,219   24,945,267   21,983,876
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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                                                       ACCUMULATED       NOTES
                                                         ADDITIONAL     DEFERRED      DISTRIBUTIONS    RECEIVABLE
                                   NUMBER OF              PAID-IN     COMPENSATION,   IN EXCESS OF     OFFICERS/
                                     SHARES     AMOUNT    CAPITAL          NET         NET INCOME     SHAREHOLDERS   TOTAL EQUITY
                                   ----------   ------   ----------   -------------   -------------   ------------   ------------
Balance at December 31, 1997.....  16,509,610     $2      $235,469       $    --        $(53,005)       $    --        $182,466
Net income.......................          --     --            --            --          15,737             --          15,737
Dividends paid to common
  shareholders ($1.17 per
  share).........................          --     --            --            --         (19,633)            --         (19,633)
Dividends paid to preferred
  shareholders ($1.2285 per
  share).........................          --     --            --            --          (2,254)            --          (2,254)
Common shares issued, net........     723,797     --         8,013            --              --         (1,996)          6,017
Common shares repurchased and
  retired........................    (129,875)    --        (1,558)           --              --             --          (1,558)
                                   ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 1998.....  17,103,532      2       241,924            --         (59,155)        (1,996)        180,775
Net income.......................          --     --            --            --          21,347             --          21,347
Dividends paid to common
  shareholders ($1.20 per
  share).........................          --     --            --            --         (20,524)            --         (20,524)
Dividends paid to preferred
  shareholders ($1.26 per
  share).........................          --     --            --            --          (2,520)            --          (2,520)
Common shares issued, net........     673,262     --         7,635          (701)             --             --           6,934
Common shares repurchased and
  retired........................    (871,509)    --        (9,220)           --              --             --          (9,220)
Repayments on notes..............          --     --            --            --              --              5               5
                                   ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 1999.....  16,905,285      2       240,339          (701)        (60,852)        (1,991)        176,797
Net income.......................          --     --            --            --          21,952             --          21,952
Dividends paid to common
  shareholders ($1.22 per
  share).........................          --     --            --            --         (20,765)            --         (20,765)
Dividends paid to preferred
  shareholders ($1.281 per
  share).........................          --     --            --            --          (2,562)            --          (2,562)
Common shares issued, net........     353,494     --         3,866          (664)             --             --           3,202
Amortization of deferred
  compensation...................          --     --            --           346              --             --             346
Common shares repurchased and
  retired........................    (395,385)    --        (4,093)           --              --             --          (4,093)
Repayments on notes..............          --     --            --            --              --              8               8
                                   ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 2000.....  16,863,394     $2      $240,112       $(1,019)       $(62,227)       $(1,983)       $174,885
                                   ==========     ==      ========       =======        ========        =======        ========

          See accompanying notes to consolidated financial statements

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)
                            YEARS ENDED DECEMBER 31,

                                                                2000       1999        1998
                                                              --------   ---------   ---------
Cash flows from operating activities:
  Net income................................................  $ 21,952   $  21,347   $  15,737
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    19,010      18,991      16,070
     Minority interests.....................................     6,015       6,438       3,933
     Loss (gain) on sale of properties......................    (2,959)     (5,127)        388
     Other non-cash charges.................................       714         244          75
     Equity in earnings of non-consolidated entities........    (1,851)        (25)         --
     Distributions from non-consolidated entities...........     1,092          --          --
     Increase (decrease) in accounts payable and other
      liabilities...........................................       310      (1,013)       (292)
     Other adjustments, net.................................    (3,480)     (1,444)     (3,903)
                                                              --------   ---------   ---------
          Net cash provided by operating activities.........    40,803      39,411      32,008
                                                              --------   ---------   ---------
Cash flows from investing activities:
  Net proceeds from sale of properties......................    19,402      31,548      24,113
  Proceeds from sale of joint venture interest..............        --      10,781          --
  Investment in real estate.................................   (27,116)   (102,987)   (135,193)
  Investments in non-consolidated entities..................   (26,247)     (4,284)         --
  Advances to non-consolidated entities.....................    (4,588)         --          --
                                                              --------   ---------   ---------
          Net cash used in investing activities.............   (38,549)    (64,942)   (111,080)
                                                              --------   ---------   ---------
Cash flows from financing activities:
  Proceeds of mortgages and notes payable...................    84,340      56,075     119,862
  Change in credit facility borrowing, net..................   (29,100)     18,300      40,621
  Dividends to common and preferred shareholders............   (23,327)    (23,044)    (21,887)
  Principal payments on debt, excluding normal
     amortization...........................................   (15,066)     (5,513)    (64,412)
  Principal amortization payments...........................   (11,646)    (10,468)     (6,939)
  Proceeds from the issuance of limited partnership units...        --          --      23,449
  Common shares issued, net of offering costs...............     1,402       4,676         293
  Cash distributions to minority interests..................    (6,323)     (6,533)     (4,381)
  Decrease in escrow deposits...............................       724         104       1,145
  Increase in deferred expenses.............................    (4,090)     (1,718)     (1,631)
  Decrease in restricted cash...............................       872         745       1,954
  Common shares/partnership units repurchased...............    (4,093)     (9,220)     (1,558)
  Other.....................................................         8        (120)         --
                                                              --------   ---------   ---------
          Net cash (used in) provided by financing
            activities......................................    (6,299)     23,284      86,516
                                                              --------   ---------   ---------
Change in cash and cash equivalents.........................    (4,045)     (2,247)      7,444
Cash and cash equivalents, beginning of year................     8,837      11,084       3,640
                                                              --------   ---------   ---------
Cash and cash equivalents, end of year......................  $  4,792   $   8,837   $  11,084
                                                              ========   =========   =========

          See accompanying notes to consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         ($000'S EXCEPT PER SHARE DATA)

(1)  THE COMPANY

     Lexington Corporate Properties Trust, (the "Company"), is a self-managed and self-administered Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties. Lexington Realty Advisors, Inc. ("LRA"), an affiliate of the Company, provides investment advisory and asset management services to institutional investors in the net-lease area. As of December 31, 2000 the Company owned or had interests in 71 properties in 29 states. The real properties owned by the Company are subject to triple net leases to corporate tenants, although for three investments the leases provide a level of operating expenses which are landlord responsibilities.

     The Company's Board of Trustees authorized the Company to repurchase, from time to time, up to 2,000,000 common shares and/or operating partnership units, depending on market conditions and other factors. As of December 31, 2000, the Company repurchased approximately 1.4 million common shares/partnership units at an average price of approximately $10.62 per common share/partnership unit.

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

     Only costs incurred to third parties in acquiring properties are capitalized. No internal costs (rents, salaries, overhead) are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

     Investments in non-consolidated entities. The Company accounts for its investments in non-consolidated entities under the equity method.

     Revenue. Rental revenue is recognized on a straight-line basis over the minimum lease terms. The Company's rent receivable primarily represents the amount of the excess of rental revenues recognized on a straight-line basis over the annual rents collectible under the leases. The Company recognizes percentage rent revenue when the cash is received from the tenant.

     Deferred Expenses. Deferred expenses consist primarily of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments.

     Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust under the Internal Revenue Code. A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders, provided that at least 95% of taxable income is distributed. As distributions have equaled or exceeded taxable income, no

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

provision for Federal income taxes has been made. State and local income taxes, which are not significant, have been provided for those states and localities in which the Company operates and is subject to an income tax.

     A summary of the average taxable nature of the Company's dividends for each of the years in the three year period ended December 31, 2000 is as follows:

                                                               2000      1999      1998
                                                              ------    ------    ------
Total dividends per share...................................  $ 1.22    $ 1.20    $ 1.17
                                                              ======    ======    ======
Ordinary income.............................................   87.78%    83.73%    88.06%
20% rate gain...............................................    8.48%    10.21%       --
25% rate gain...............................................    3.74%     6.06%     2.30%
Percent non-taxable as return of capital....................      --        --      9.64%
                                                              ------    ------    ------
                                                              100.00%   100.00%   100.00%
                                                              ======    ======    ======

     Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include operating partnership units, exchangeable notes and convertible preferred shares. In 2000 and 1999 the preferred shares were not dilutive and in 1998 preferred shares and exchangeable notes were not dilutive.

     Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     Restricted Cash. Restricted cash includes tenant security deposits and amounts for certain debt obligations including funding requirements.

     Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

     Recently Issued Accounting Standards. The Company has considered the effect of adopting SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". The adoption of this pronouncement is not expected to have an impact on the Company's consolidated financial position or results of operations since the Company currently does not have any embedded or freestanding derivatives.

     Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform with the current year presentation.

(3)  EARNINGS PER SHARE

     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2000:

                                                             2000          1999          1998
                                                          -----------   -----------   -----------
                         BASIC
Net income..............................................  $    21,952   $    21,347   $    15,737
Less dividends attributable to preferred shares.........       (2,562)       (2,520)       (2,478)
                                                          -----------   -----------   -----------
Net income attributed to common shareholders............  $    19,390   $    18,827   $    13,259
                                                          ===========   ===========   ===========
Weighted average number of common shares outstanding....   16,900,039    16,979,925    16,835,414
                                                          ===========   ===========   ===========
Net income per common share -- basic....................  $      1.15   $      1.11   $      0.79
                                                          ===========   ===========   ===========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                             2000          1999          1998
                                                          -----------   -----------   -----------
                        DILUTED
Net income attributed to common shareholders............  $    19,390   $    18,827   $    13,259
Add incremental income attributed to assumed conversion
  of dilutive securities................................        7,772         8,225         3,831
                                                          -----------   -----------   -----------
Net income attributed to common shareholders............  $    27,162   $    27,052   $    17,090
                                                          ===========   ===========   ===========
Weighted average number of shares used in calculation of
  basic earnings per share..............................   16,900,039    16,979,925    16,835,414
Add incremental shares representing:
  Shares issuable upon exercise of employee stock
     options............................................      166,806         4,194       156,391
  Shares issuable upon conversion of dilutive
     securities.........................................    7,647,374     7,961,148     4,992,071
                                                          -----------   -----------   -----------
Weighted average number of shares used in calculation of
  diluted earnings per common share.....................   24,714,219    24,945,267    21,983,876
                                                          ===========   ===========   ===========
Net Income per common share -- diluted..................  $      1.10   $      1.08   $      0.78
                                                          ===========   ===========   ===========

(4)  INVESTMENTS IN REAL ESTATE

     During 2000, 1999 and 1998 the Company made the following acquisitions, excluding acquisitions made by joint venture entities:

                                                                                                                         NET
                                                                                              ANNUALIZED              RENTABLE
  DATE OF                                                                      ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION                   TENANT                          LOCATION            COST       DECEMBER 31,   EXPIRES     FEET
-----------   ---------------------------------------  ----------------------  -----------   ------------   -------   ---------
2000
March 20      Nextel Communications of the Mid-        Hampton, VA
              Atlantic, Inc.                                                    $  6,715       $   719       01-10       56,515
May 11        Avnet, Inc.                              Phoenix, AZ                23,250         2,468       10-07      176,402
                                                                                --------       -------                ---------
                                                                                $ 29,965       $ 3,187                  232,917
                                                                                ========       =======                =========
1999
January 20    Corporate Express Office Products, Inc.  Henderson, NC            $  7,416       $   791       01-14      196,946
August 13     NEC America, Inc.                        Herndon, VA                19,000         2,006       07-09      108,000
December 22   Jones Apparel Group, Inc.                Bristol, PA                 8,782           970       07-13       96,000
December 28   Boeing Services Corp.                    Herndon, VA                25,636         2,585       05-08      159,664
December 29   Honeywell Consumer Products              Southborough, MA            4,747           412       09-15       57,698
                                                                                --------       -------                ---------
                                                                                $ 65,581       $ 6,764                  618,308
                                                                                ========       =======                =========
1998
March 27      Jones Apparel Group, Inc.                Bristol, PA              $ 12,539       $ 1,224       03-13      255,019
March 27      Fidelity Corporate Real Estate, LLC      Hebron, KY                  8,077           817       04-07       81,744
March 27      Kelsey-Hayes (Tech I & II)               Livonia, MI                16,442         1,637       04-07      180,230
May 11        Eagle Hardware & Garden, Inc.            Federal Way, WA            13,751         1,233       08-17      133,861
May 11        Eagle Hardware & Garden, Inc.            Anchorage, AK              17,690         1,588       10-17      157,525
May 15        Stone Container Corporation              Columbia, SC                4,230           549       08-12      185,960
May 18        The Wackenhut Corporation                Palm Beach Gardens, FL     19,817         2,241       02-11      127,855
June 19       Michaels Stores, Inc.                    Lancaster, CA              15,102         1,430       06-13      431,250
July 2        Fleet Mortgage Group, Inc.               Florence, SC               15,061         1,635       06-08      177,747
July 24       Lear Technologies LLC                    Auburn Hills, MI           13,939         1,365       07-06      183,717
August 27     Kmart Corporation                        Warren, OH                 63,877         8,932       09-07    1,700,000
October 26    Corporate Express Office Products, Inc.  Baton Rouge, LA             3,425           368       10-13       65,043
December 31   Hechinger Property Company               Columbia, MD                4,880           549       08-04       60,000
                                                                                --------       -------                ---------
                                                       TOTAL                    $208,830       $23,568                3,739,951
                                                                                ========       =======                =========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The Company sold three properties in 2000, seven properties in 1999 and one property in 1998 for an aggregate selling price of $19,600, $63,900 and $24,100, respectively, which resulted in gains in 2000 and 1999 of $2,959 and $5,127, respectively, and a loss of $388 in 1998. In addition, in 2000 the Company contributed its Herndon, Virginia Property (along with a non-recourse mortgage note) which was purchased in 1999 to a joint venture entity for a capital contribution of $2,393.

     The following unaudited pro forma operating information for the years ended December 31, 2000, and 1999 has been prepared as if all Company acquisitions and dispositions in 2000 and 1999 had been consummated as of January 1, 1999. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 1999. Unaudited pro forma amounts are as follows:

                                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                                              -----------------   -----------------
Revenues....................................................       $80,357             $76,035
Net income..................................................       $18,984             $15,238
Net income per common share:
  Basic.....................................................       $  0.97             $  0.75
  Diluted...................................................       $  0.96             $  0.75

(5)  INVESTMENT IN NON-CONSOLIDATED ENTITIES

     The Company has investments in various real estate joint ventures. The business of each joint venture is to acquire, finance, hold for investment and sell single tenant net leased real estate.

  Lexington Acquiport Company, LLC

     Lexington Acquiport Company, LLC ("LAC"), is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund ("CRF"). The Company and CRF have committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. Through December 31, 2000 total contributions are $97,095. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of purchase price of each property investment. All allocations of profit, loss and cash flows are made one-third to the Company and two-thirds to CRF.

     During 2000 and 1999, LAC made the following investments:

                                                                                                           NET
                                                                                ANNUALIZED              RENTABLE
  DATE OF                                                        ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION                TENANT                  LOCATION         COST       DECEMBER 31,   EXPIRES     FEET
-----------    ------------------------------   --------------   -----------   ------------   -------   ---------
2000
January 20     Structural Dynamics Research     Milford, OH       $ 26,900       $ 2,790       04-11      212,836
               Corporation
March 29       Bank One Indiana, N.A.           Fishers, IN         24,500         3,287       10-09      193,000
April 17       NEC America, Inc.                Herndon, VA         19,087         2,025       07-09      108,000
September 6    True North Communications Inc.   Irving, TX          41,850         4,250       01-10      247,254
September 28   First USA Management Services,   Lake Mary, FL       41,700         5,741       09-09      251,075
               Inc.
December 27    Aventis Pharmaceuticals, Inc.    Parsippany, NJ      81,000         8,487       01-10      340,240
                                                                  --------       -------                ---------
                                                                  $235,037       $26,580                1,352,405
                                                                  ========       =======                =========
1999
September 15   Vastar Resources, Inc.           Houston, TX       $ 34,770       $ 3,436       09-09      327,325
                                                                  ========       =======                =========

     In 1999, LAC made an $11,009 investment in a participating note receivable, which has a stated interest rate of 6.9% and a 50% interest in the property cash flows from the entity that owns the Houston, Texas Property.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized financial information for LAC as of December 31, 2000, and 1999 is as follows:

                                                                2000      1999
                                                              --------   -------
Real estate, net............................................  $236,076   $    --
Note receivable.............................................    11,009    11,009
Cash and cash equivalents...................................     3,459         2
Other assets................................................     3,262       496
                                                              --------   -------
                                                              $253,806   $11,507
                                                              ========   =======
Mortgage payable............................................  $152,874   $    --
Accounts payable............................................       218       297
Other liabilities...........................................       840        18
Equity......................................................    99,874    11,192
                                                              --------   -------
                                                              $253,806   $11,507
                                                              ========   =======
Revenues....................................................  $ 10,525   $   267
Interest expense............................................    (4,327)       --
Depreciation of real estate.................................    (1,765)       --
Other.......................................................    (1,222)      (85)
                                                              --------   -------
     Net income.............................................  $  3,211   $   182
                                                              ========   =======

     As of December 31, 2000, the LAC properties are 100% leased, have scheduled lease expiration dates ranging from 2009 to 2011 and provide for annual net rental revenue of $26,600.

     The mortgages payable bear interest at rates ranging from 7.60% to 8.20% and mature at various dates ranging from 2001 to 2012. Subsequent to year end, LAC satisfied a $53,000 bridge loan, bearing interest at 8.20% and scheduled to mature March 2001, encumbering one property with a $42,000 non-recourse mortgage note bearing interest at 7.35% with a scheduled maturity of March 2011, and a capital contribution of $11,000 from the members. After this refinancing the non-recourse mortgage notes bear interest at rates ranging from 7.35% to 8.19% and mature at various dates ranging from 2010 to 2012.

  Lexington Columbia LLC

     Lexington Columbia LLC ("Columbia") is a joint venture established December 30, 1999 with a private investor. Its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross/Blue Shield of South Carolina. The purchase price of the property was approximately $42,500 and partially funded through a 10 year, $25,300 mortgage note bearing interest at 7.85%. The note provides for annual principal and interest payments of $2,196 with a balloon payment of $22,100 at maturity. The lease, which expires September 2009, provides for an annual rental payment of $4,906. In accordance with the partnership agreement, net cash flows, as defined, will be allocated 40% to the Company and 60% to the partner until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and 40% to the partner. LRA earns annual asset management fees of 2% of rents collected.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized financial information for the underlying property investment as of December 31, 2000 and 1999 is as follows:

                                                               2000      1999
                                                              -------   -------
Real estate, net............................................  $41,043   $42,667
Other assets................................................      992       650
                                                              -------   -------
                                                              $42,035   $43,317
                                                              =======   =======
Mortgage payable............................................  $25,071   $25,258
Equity......................................................   16,964    18,059
                                                              -------   -------
                                                              $42,035   $43,317
                                                              =======   =======
Rental income...............................................  $ 4,906        --
Interest expense............................................   (2,009)       --
Depreciation................................................   (1,624)       --
Other.......................................................     (143)       --
                                                              -------   -------
     Net income.............................................  $ 1,130        --
                                                              =======   =======

  Lexington Realty Advisors, Inc.

     The Company also has a 99% non-voting ownership interest in LRA, which provides management services to institutional investors and invests directly in real estate projects.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized financial information for LRA as of December 31, 2000 and 1999 is as follows:

                                                               2000     1999
                                                              -------   ----
Real estate, net............................................  $ 8,983   $ --
Development costs...........................................   13,190     --
Cash........................................................      261    441
Other assets................................................      304     20
                                                              -------   ----
                                                              $22,738   $461
                                                              =======   ====
Mortgages payable...........................................  $ 6,875   $ --
Construction loan payable...................................    8,759     --
Advances from affiliates....................................    5,814    329
Other.......................................................      857    129
Equity......................................................      433      3
                                                              -------   ----
                                                              $22,738   $461
                                                              =======   ====
Advisory fees...............................................  $ 1,619   $576
Other income................................................       70     --
                                                              -------   ----
                                                                1,689    576
                                                              -------   ----
Operating expenses..........................................    1,104    573
Interest expense............................................       19     --
Other.......................................................      136     --
                                                              -------   ----
                                                                1,259    573
                                                              -------   ----
     Net income.............................................  $   430   $  3
                                                              =======   ====

     The operating expenses incurred by LRA relate primarily to personnel costs reimbursed to the Company.

     Development costs relate to the built-to-suit project LRA is developing in Chester, South Carolina which is net leased to Owens Corning, Inc. for annual rental payments of $1,505 through January 2021. The project was completed in January 2001 and Owens Corning, Inc. commenced rental payments at that time.

     In December 2000 LRA purchased a Property in Danville, Illinois for $8,900 net leased to Sygma Network, Inc. under a net lease which provides current rental payments of $933 through October 2015. The acquisition was partially funded through a $6,875 non-recourse mortgage note which bears interest at 9.00% and matures in January 2016.

(6) MORTGAGES AND NOTES PAYABLE

     The following table sets forth certain information regarding the Company's mortgage and notes payable as of December 31, 2000 and 1999:

                                                                                 2001
                                                                              ESTIMATED
                                                       INTEREST                 ANNUAL      BALLOON
      PROPERTY LEVEL DEBT          2000       1999       RATE     MATURITY   DEBT SERVICE   PAYMENT
      -------------------        --------   --------   --------   --------   ------------   --------
Bessemer, AL...................  $  1,000   $  1,000    9.500%    09-01-01     $    71      $  1,000
Tampa, FL (Queen Palm
  Dr.)(c)......................     4,151      4,223    7.050%    08-15-02         367         4,020
Tampa, FL (North 30th) (c).....     5,220      5,467    7.050%    08-15-02         624         4,768
Gordonsville, TN...............       974      1,070    9.500%    10-01-02         194           771
Bakersfield, CA................     1,623      1,862    9.350%    12-01-02         405         1,065

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                                 2001
                                                                              ESTIMATED
                                                       INTEREST                 ANNUAL      BALLOON
      PROPERTY LEVEL DEBT          2000       1999       RATE     MATURITY   DEBT SERVICE   PAYMENT
      -------------------        --------   --------   --------   --------   ------------   --------
Columbia, MD...................     1,340      1,680   10.750%    07-20-03         529            --
Oxon Hill, MD..................     1,118      1,419    6.250%    03-01-04         381            --
Mechanicsburg, PA
  (3 Exel properties) (d)......    25,000     25,000    8.000%    03-20-04       2,000        25,000
Brownsville, TX................       680        770    8.375%    11-01-04         150           260
Rockville, MD..................       782        927    8.820%    03-01-05         221            --
Marlborough, MA (e)............     8,459         --    8.660%    08-01-05         832         7,913
REMIC Financing (b)............    65,271     66,258    8.100%    05-25-05       6,353        60,001
Salt Lake City, UT.............     8,252      9,633    7.870%    10-01-05       2,099            --
Laguna Hills, CA...............     3,416      3,779    8.375%    02-01-06         666         1,020
Bethesda, MD...................     2,844      3,230    9.250%    05-01-06         669            --
Warren, OH.....................    33,635     37,250    7.000%    10-01-07       6,160            --
Bristol, PA....................     9,994         --    7.400%    02-01-08         831         9,262
Phoenix, AZ....................     3,488         --    7.500%    05-11-10         262         3,488
Phoenix, AZ....................    15,060         --    7.890%    06-05-08       1,434        12,591
Palm Beach Gardens, FL.........    13,455     13,611    7.010%    06-15-08       1,105        11,866
Hebron, KY.....................     5,534      5,589    7.000%    10-23-08         451         4,935
Florence, SC...................     9,800         --    7.500%    02-01-09         869         8,443
Canton, OH.....................     2,198      2,368    9.490%    02-28-09         388            --
Baton Rouge, LA................     2,081      2,134    7.375%    03-01-09         208         1,470
Bristol, PA....................     6,408      6,518    7.250%    04-01-09         571         5,228
Livonia, MI (2 Properties).....    11,338     11,427    7.800%    04-01-09         992        10,236
Salt Lake City, UT.............    18,411     19,843    7.610%    10-01-09       2,901            --
Richmond, VA...................    16,892     13,093    8.100%    02-01-10       1,511        15,237
Hampton, VA....................     4,580         --    8.260%    04-01-10         415         4,139
Honolulu, HI...................     5,173      5,536   10.250%    10-01-10         841            --
Herndon, VA....................    19,240         --    8.180%    12-05-10       1,723        17,276
Dallas, TX.....................    22,477     22,774    7.490%    12-31-12       2,020        15,961
Lancaster, CA..................    11,002     11,112    7.020%    09-01-13         900         8,614
Franklin, NC...................     2,169      2,218    8.500%    04-01-15         240            --
Southborough, MA...............     2,440      2,535    7.500%    09-01-15         275            --
Henderson, NC (f)..............        --      4,710    7.390%    05-01-09          --            --
Herndon, VA (g)................        --     12,324    7.600%    09-01-10          --            --
                                 --------   --------   -------                 -------      --------
                                  345,505    299,360    7.801%                  39,658       234,564
                                 --------   --------   -------                 -------      --------

                                                                                 2001
                                                                              ESTIMATED
                                                       INTEREST                 ANNUAL      BALLOON
     CORPORATE LEVEL DEBT          2000       1999       RATE     MATURITY   DEBT SERVICE   PAYMENT
     --------------------        --------   --------   --------   --------   ------------   --------
Credit Facility (a)............    41,821     70,921    8.030%    07-24-01      45,179        41,821
                                 --------   --------   -------                 -------      --------
Total..........................  $387,326   $370,281    7.826%                 $84,837      $276,385
                                 ========   ========   =======                 =======      ========

---------------
(a) The Company's $60,000 unsecured revolving credit facility, bears interest at 137.5 basis points over LIBOR and has an interest rate period of one, three or six months, at the option of the Company, which at December 31, 2000 was 8.03%. During 2000, the Company exercised its option to reduce the credit facility to $60,000 from $100,000 to reduce unused facility costs. The facility is provided by a consortium of five banks, with Fleet Bank, NA, as agent.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants all of which the Company is in compliance. Due to these covenants, approximately $2,829 was available to the Company at December 31, 2000. The amount of available borrowings can increase by identifying additional unencumbered properties as eligible for the computation of the borrowing base which supports the credit facility. The Company is currently negotiating with lending institutions to provide three year credit facilities to replace the current credit facility upon maturity.

(b)  The REMIC Financing is secured by mortgages on 17 Properties.

(c) The mortgages on the two Tampa, Florida Properties are cross-collateralized.

(d) The Notes can be exchanged by the holders for the Company's common shares at $13.00 per share subject to adjustment. The Notes may be redeemed at the Company's option at a price of 103.2% of the principal amount, declining to par after March 2002. The Notes are subordinated to obligations under the Company's credit facility.

(e) The note bears interest at 190 basis points over 90 day LIBOR (8.66% at December 31, 2000).

(f)  Mortgage satisfied on sale of Property in 2000.

(g)  Property contributed to joint venture in 2000.

     Scheduled principal paydowns of the mortgages and notes payable, excluding borrowings under the credit facility, for the next five years and thereafter are as follows:

                       YEARS ENDING                           SCHEDULED
                       DECEMBER 31,                          AMORTIZATION    BALLOON      TOTAL
                       ------------                          ------------    --------    --------
2001.......................................................    $ 12,952      $  1,000    $ 13,952
2002.......................................................      13,874        10,624      24,498
2003.......................................................      14,335            --      14,335
2004.......................................................      14,589        25,260      39,849
2005.......................................................      13,801        67,914      81,715
Thereafter.................................................      41,390       129,766     171,156
                                                               --------      --------    --------
                                                               $110,941      $234,564    $345,505
                                                               ========      ========    ========

(7)  LEASES

     Minimum future rental receipts under noncancellable tenant leases assuming no new or negotiated leases for the next five years and thereafter are as follows:

                        YEAR ENDING
                        DECEMBER 31,
                        ------------
2001........................................................  $ 74,651
2002........................................................    75,219
2003........................................................    76,285
2004........................................................    75,083
2005........................................................    73,448
Thereafter..................................................   229,911
                                                              --------
                                                              $604,597
                                                              ========

     The Company leases its corporate headquarters, but no other corporate facility, for approximately $263 per annum through June 30, 2004.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(8)  MINORITY INTERESTS

     In conjunction with several of the Company's acquisitions, sellers were given interests in Partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis. As of December 31, 2000, there were 5,711,453 operating partnership units outstanding of which 5,253,327 are currently redeemable for common shares. These units, subject to certain adjustments through the date of conversion, currently have annual distributions per unit in varying amounts from $0 to $1.24 per unit with a weighted average distribution of $1.12 per unit.

(9)  PREFERRED AND COMMON SHARES

     The preferred shares are cumulative and convertible at any time at the holder's option into common shares on a one-for-one basis and are entitled to quarterly dividends equal to the greater of $.295 per share or 105% of the quarterly common shares dividend. Currently the quarterly dividend is $.3255 per share.

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

(10)  BENEFIT PLANS

     The Company maintains a common share option plan pursuant to which qualified and non-qualified options may be issued. In 1998 the number of options that can be issued under the plan were increased by 800,000. Options granted under the plan generally vest over a period of one to four years, expire five years from date of grant and are exercisable at the market price of the date of grant.

     Share option activity during the years indicated is as follows:

                                                                            WEIGHTED-AVERAGE
                                                              NUMBER OF    EXERCISE PRICE PER
                                                               SHARES            SHARE
                                                              ---------    ------------------
Balance at December 31, 1997................................  1,039,197          $11.62
  Granted...................................................    386,600           15.11
  Exercised.................................................     (8,230)          10.28
  Forfeited.................................................     (7,370)          14.51
                                                              ---------          ------
Balance at December 31, 1998................................  1,410,197           12.58
  Granted...................................................    286,625           12.06
  Exercised.................................................     (5,000)           9.00
  Forfeited.................................................   (188,174)          12.13
                                                              ---------          ------
Balance at December 31, 1999................................  1,503,648           12.54
  Granted...................................................    831,625            9.85
  Forfeited.................................................    (26,000)          13.12
  Expired...................................................   (331,250)          11.13
                                                              ---------          ------
Balance at December 31, 2000................................  1,978,023          $11.63
                                                              =========          ======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The following is additional disclosures for common share options outstanding at December 31, 2000:

                                                    EXERCISABLE OPTIONS
     RANGE OF                       REMAINING   ----------------------------
     EXERCISE         OUTSTANDING     LIFE                  AVERAGE EXERCISE
      PRICES            OPTIONS      (YEARS)     NUMBER          PRICE
-------------------   -----------   ---------   ---------   ----------------
$ 9.00   - $ 10.875      524,375      3.96        141,094        $ 9.18
$11.125  - $12.5625    1,099,048      2.36      1,037,642        $11.71
$13.1875 - $  15.25      354,600      2.03         46,250        $15.03

     There are 466,747 options available for grant.

     The per share weighted average fair value of options granted during 2000, 1999 and 1998 were estimated to be $2.02, $2.41 and $3.46, respectively, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 5%; (ii) an expected life of five years; (iii) volatility factors of 19.20%, 16.94% and 18.47% for 2000, 1999 and 1998, respectively; (iv)
and actual dividends paid.

     The Company has elected to adopt the disclosure only provisions of SFAS No.
123. Accordingly no compensation cost has been recognized with regard to options granted in the accompanying consolidated statements of income. If stock based compensation cost had been recognized based upon the fair value at the date of grant for options awarded in 2000, 1999 and 1998 the Company's pro forma net income and pro forma net income per share would have been:

                                                               2000      1999      1998
                                                              -------   -------   -------
Pro forma net income........................................  $20,001   $20,384   $14,737
Pro forma net income per share
  Basic.....................................................  $  1.03   $  1.05   $  0.73
  Diluted...................................................  $  1.02   $  1.04   $  0.73

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $107, $98 and $77 were contributed in 2000, 1999 and 1998, respectively.

     The Company sponsors a deferred compensation plan for certain officers in which restricted common shares, which vest over five years, granted for the benefit of the officers are held in trust. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2000 and 1999, there were 139,847 and 63,792 common shares, respectively, in the trust.

(11)  LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(12)  RELATED PARTY TRANSACTIONS

     During 2000, the Company announced that it has agreed to acquire Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $143,000.

     The Net Partnerships own twenty-five properties in fifteen states, which generate approximately $15,100 of net rental revenue. The properties have a remaining weighted average lease term of approximately 9.2 years and are net-leased to eighteen tenants.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     As currently proposed, the Company will issue approximately $65,000 of securities to the sellers and assume approximately $78,000 of mortgage financing with a weighted interest rate of approximately 8%. The limited partners will receive at least 50% of their merger consideration in the Company's 8.5% convertible subordinated debentures due 2009 with up to 50% of the merger consideration payable in the Company's common shares issued at a price not less than $11.00 per share and no greater than $13.00 per share. The convertible subordinated debentures are exchangeable by the holder after four years into the Company's common shares at $14.00 per share and may be redeemed by the Company after five years with cash or with common shares in the event the Company's share price exceeds $14.00.

     The Company's Chairman and Co-Chief Executive Officer, is the controlling shareholder of the general partners of the Net Partnerships. The general partners will receive merger consideration valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships payable in operating partnership units. The units, which will have economic rights comparable to the economic rights of the limited partner's merger consideration, will be convertible into the Company's common shares on a one-for-one basis at certain points in the future.

     Definitive terms of the transaction will be set forth in a joint consent and proxy solicitation statement and prospectus being prepared by the Company and the Net Partnerships for regulatory review. The transaction has been approved by the independent members of the Board of Trustees. The transaction is subject to customary closing conditions, including the approval of the Company's shareholders and the limited partners of the Net Partnerships.

     During 2000, the Company sold two properties to the Net Partnerships which are located in Henderson, North Carolina (leased to Corporate Express Office Products, Inc.) and Plymouth, Michigan (leased to Johnson Controls, Inc). for $15,600 resulting in gains of $2,300. The sales were approved by the independent members of the Board of Trustees.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire the property management contract for the Net Partnerships. This acquisition was made from an affiliate of the Chairman of the Company and increased other assets and minority interest by $585. The transaction has been approved by the independent members of the Board of Trustees. The fees earned during 2000, under this contract, were $91 and the reimbursement of costs for services provided by the Company on behalf of the Net Partnerships were $359, $435 and $393 for the years ended December 31, 2000, 1999 and 1998, respectively. The reimbursements are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

     The Company an/or LRA also received brokerage commissions relating to the purchase and sale of properties by the Net Partnerships, with unaffiliated parties, totaling $120 and $175 in 2000 and 1999, respectively, which are included in interest and other income in the accompanying consolidated statements of income.

     During 1999, the Company sold four properties to the Net Partnerships which are located in Jacksonville, Alabama (leased to Wal-Mart Stores, Inc.); Columbia, South Carolina (leased to Stone Container Corp.); San Diego, California (leased to Cymer, Inc.) and Phoenix, Arizona (leased to Bull HN Information Systems, Inc.) for an aggregate sales price, which included a $1,200, 8% interest only accruing 5 year note, of $26,900 resulting in a gain of $2,544. The Company purchased two properties for $13,500 from the Net Partnerships. These purchases and sales were approved by the independent members of the Board of Trustees.

     In connection with the acquisition of certain properties in 1996, the Company assumed an obligation to pay The LCP Group, L.P., an affiliate of the Company's Chairman, an aggregate principal amount of $1,778 for rendering services in connection with the original acquisition of the properties in 1980 and 1981. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.25% to 19%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding.

     During 1998, the Company issued 1,187,228 operating partnership units to the Co-Chief Executive Officers and an affiliate of one of the Co-Chief Executive Officers in exchange for their interests in certain partnerships and related contractual obligations.

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

(13)  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable

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

     For each of the years in the three year period ended December 31, 2000 the following tenants represented 10% or greater of revenues:

                                                              2000   1999   1998
                                                              ----   ----   ----
Northwest Pipeline Corporation..............................  11%    11%    14%
Kmart Corporation...........................................  11%    11%     --

     The following is a summary of the most recent quarterly and annual financial data for all tenants that represent greater than 10% of the Company's consolidated revenues:

                                                              FOR THE NINE MONTHS
                                                                     ENDED
                                                                   10/25/00         YEAR ENDED
                     KMART CORPORATION                            (UNAUDITED)         1/31/99
                     -----------------                        -------------------   -----------
Sales.......................................................      $25,392,000       $35,925,000
Cost of sales...............................................       20,530,000        28,102,000
Net income (loss)...........................................         (493,000)          403,000
Assets......................................................       16,141,000        15,104,000
Liabilities.................................................       10,321,000         8,800,000
Shareholders' equity........................................        5,820,000         6,304,000

                                                              FOR THE NINE MONTHS
                                                                     ENDED
                                                                    9/30/00         YEAR ENDED
               NORTHWEST PIPELINE CORPORATION                     (UNAUDITED)        12/31/99
               ------------------------------                 -------------------   -----------
Operating revenues..........................................      $   222,693       $   287,793
Operating expenses..........................................          108,074           144,446
Net income..................................................           62,542            73,013
Assets......................................................        1,087,066         1,074,233
Liabilities.................................................          614,885           604,594
Shareholder equity..........................................          472,181           469,639

(15)  SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOW INFORMATION

     During 2000, 1999 and 1998, the Company paid $29,758, $29,157 and $21,916, respectively, for interest and $126, $115 and $261, respectively, for taxes.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     In 2000, the Company contributed a property (along with a non-recourse mortgage note) which was purchased in 1999 to a joint venture entity for a capital contribution of $2,393.

     During 2000, 1999 and 1998, holders of an aggregate of 131,907, 506,882 and 525,433 operating partnership units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders' equity and corresponding decreases in minority interests of $1,768, $5,824 and $5,650, respectively.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire a property management contract. This acquisition was made from an affiliate of the Chairman of the Company and increased other assets and minority interest by $585.

     During 2000, the Company purchased a property and issued a note payable to the seller of $3,488 as partial satisfaction of the purchase price.

     During 2000 and 1999, the Company issued 73,800 and 69,850 common shares to certain employees and trustees resulting in $664 and $877 of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

     During 1999, the Net Partnerships purchased two of the Company's real estate properties assuming mortgage debt of approximately $10,156 and issuing a note payable to the Company for $1,200.

     During 1998, in connection with the acquisition of certain properties, the Company assumed $44,200 in mortgage indebtedness as partial satisfaction of the purchase price.

     During 1998, in connection with the acquisition of certain properties, the Company issued $28,800 in operating partnership units as partial satisfaction of the purchase price. The issuance of these operating partnership units have been recorded as minority interest in the accompanying consolidated balance sheets.

     During 1998, the Company issued 131,000 common shares, at the current market price, to two officers in exchange for notes aggregating $1,998 which mature on February 14, 2003, bear interest at 7.6% per annum and are secured by the common shares issued.

(16)  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                                 MARCH 31,          JUNE 30,
                                                              ----------------   ---------------
                                                               2000      1999     2000     1999
                                                              -------   ------   ------   ------
Revenues....................................................  $19,610   19,161   20,033   18,950
Net income..................................................  $ 4,471    4,363    7,346    4,869
Net income per common share:
  Basic.....................................................  $  0.23     0.22     0.40     0.25
  Diluted...................................................  $  0.23     0.22     0.36     0.24

                                                                      THREE MONTHS ENDED
                                                              ----------------------------------
                                                               SEPTEMBER 30,      DECEMBER 31,
                                                              ----------------   ---------------
                                                               2000      1999     2000     1999
                                                              -------   ------   ------   ------
Revenues....................................................  $20,087   19,208   20,275   19,981
Net income..................................................  $ 5,120    6,350    5,015    5,765
Net income per common share:
  Basic.....................................................  $  0.26     0.34     0.26     0.30
  Diluted...................................................  $  0.26     0.32     0.25     0.30

     The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                              SCHEDULE III ($000)

  INITIAL COST TO COMPANY AND GROSS AMOUNT AT WHICH CARRIED AT END OF YEAR(A)

                                                                            LAND                                ACCUMULATED
                                                                             AND      BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                     LOCATION          ENCUMBRANCES   ESTATES   IMPROVEMENTS    TOTAL     AMORTIZATION
--------------------------------  ------------------------  ------------   -------   ------------   --------   -------------
Warehouse & Manufacturing.......  Modesto, CA                 $  2,041     $   257     $  3,809     $  4,066      $ 1,361
Office..........................  Southington, CT                8,405       3,240       20,440       23,680        8,413
Research & Development..........  Glendale, AZ                      --       4,996       24,392       29,388       10,910
Retail/Health Club..............  Countryside, IL                2,314         628        3,722        4,350        1,645
Retail/Health Club..............  Voorhees NJ                    2,927         577        4,820        5,397        2,027
Retail/Health Club..............  DeWitt, NY                     1,769         445        3,043        3,488        1,284
Warehouse & Distribution........  Mansfield, OH                  3,198         120        5,869        5,989        1,779
Industrial......................  Marshall, MI                   2,143          33        3,378        3,411        1,363
Industrial......................  Marshall, MI                     817          14          926          940          374
Retail..........................  Newport, OR                    5,988       1,400        7,270        8,670        2,824
Office & Warehouse..............  Memphis, TN                    6,464       1,053       11,174       12,227        3,516
Warehouse & Distribution........  Mechanicsburg, PA              9,866       1,439       13,987       15,426        3,260
Office & Warehouse..............  Tampa, FL                      4,151       1,389        7,629        9,018        2,706
Retail..........................  Klamath Falls, OR              6,804         727        9,160        9,887        2,929
Office..........................  Tampa, FL                      5,220       1,900        9,755       11,655        3,026
Warehouse & Industrial..........  Jacksonville, FL                  --         157        3,034        3,191          971
Retail..........................  Sacramento, CA                 2,279         885        2,705        3,590        1,100
Office..........................  Phoenix, AZ                       --       2,804       13,921       16,725        4,205
Retail..........................  Reno, NV                       1,973       1,200        1,904        3,104          756
Retail..........................  Las Vegas, NV                  1,769         900        1,759        2,659          697
Retail..........................  Rockville, MD                    782          --        1,784        1,784          521
Retail..........................  Oxon Hill, MD                  1,118         403        2,765        3,168          709
Retail..........................  Brownsville, TX                  680          --        1,242        1,242          363
Retail..........................  Laguna Hills, CA               3,416         255        5,035        5,290        1,250
Retail..........................  Riverdale, GA                     --         333        2,233        2,566          279
Retail/Health Club..............  Canton, OH                     2,198         602        3,819        4,421          477
Office..........................  Salt Lake City, UT            26,663          --       55,404       55,404        9,881
Manufacturing...................  Franklin, NC                   2,169         386        3,062        3,448          306
Industrial......................  Oberlin, OH                    2,172         276        4,515        4,791          452
Retail..........................  Tulsa, OK                         --         447        2,432        2,879          538
Retail..........................  Clackamas, OR                     --         523        2,847        3,370          630
Retail..........................  Lynwood, WA                       --         488        2,658        3,146          588
Retail..........................  Honolulu, HI                   5,173          --       11,147       11,147        1,829
Warehouse.......................  New Kingston, PA
                                  (Silver Springs)               5,500         674        5,360        6,034          508
Warehouse.......................  New Kingston, PA
                                  (Cumberland)                  11,250       1,380       10,963       12,343        1,039
Warehouse.......................  Mechanicsburg, PA
                                  (Hampden IV)                   8,250       1,012        8,039        9,051          762
Office/Research & Development...  Marlborough, MA                8,459       1,707       13,834       15,541        1,196
Office..........................  Dallas, TX                    22,477       3,582       29,063       32,645        2,391
Warehouse.......................  Waterloo, IA                   4,342       1,025        8,296        9,321          665
Office/Research & Development...  Milipitas, CA                     --       3,542       18,603       22,145        1,395
Industrial......................  Gordonsville, TN                 974          52        3,325        3,377          287
Office..........................  Decatur, GA                       --         975       13,677       14,652        1,026
Office..........................  Richmond, VA                  16,892          --       27,282       27,282        2,538
Industrial......................  Bessemer, AL                   1,000         664        4,238        4,902          377
Office/Warehouse................  Bristol, PA                    9,994       2,508       10,031       12,539          690
Office..........................  Hebron, KY                     5,534       1,615        6,462        8,077          444
Office..........................  Livonia, MI                    5,360       1,554        6,219        7,773          428
Research & Development..........  Livonia, MI                    5,978       1,733        6,936        8,669          477
Office..........................  Palm Beach Gardens, FL        13,455       3,960       15,924       19,884        1,044
Warehouse/Distribution..........  Lancaster, CA                 11,002       2,028       13,117       15,145          828
Office..........................  Florence, SC                   9,800       3,012       12,067       15,079          753
Industrial......................  Auburn Hills, MI                  --       2,788       11,169       13,957          679

                                                                   USEFUL LIFE
                                                                    COMPUTING
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                                     DATE         DATE             STATEMENTS
          DESCRIPTION              ACQUIRED    CONSTRUCTED           (YEARS)
--------------------------------  ----------   -----------   -----------------------
Warehouse & Manufacturing.......  Sept. 1986   1970 & 1976           40 & 12
Office..........................   Oct. 1986          1983           40 & 12
Research & Development..........   Nov. 1986          1985           40 & 12
Retail/Health Club..............   Jul. 1987          1987           40 & 12
Retail/Health Club..............   Jul. 1987          1987           40 & 12
Retail/Health Club..............   Aug. 1987   1977 & 1987           40 & 12
Warehouse & Distribution........   Jul. 1987          1970         40, 20 & 12
Industrial......................   Aug. 1987   1968 & 1972         40, 20 & 12
Industrial......................   Aug. 1987          1979         40, 20 & 12
Retail..........................  Sept. 1987          1986         40, 20 & 12
Office & Warehouse..............   Feb. 1988          1987             40
Warehouse & Distribution........   Oct. 1990   1985 & 1991             40
Office & Warehouse..............   Nov. 1987          1986           40 & 20
Retail..........................   Mar. 1988          1986             40
Office..........................   Jul. 1988          1986             40
Warehouse & Industrial..........   Jul. 1988   1958 & 1969           40 & 20
Retail..........................   Oct. 1988          1988         40, 20 & 12
Office..........................   Nov. 1988   1960 & 1979             40
Retail..........................   Dec. 1988          1988         40, 20 & 12
Retail..........................   Dec. 1988          1988         40, 20 & 12
Retail..........................   Aug. 1995          1977   22.375, 16.583 & 15.583
Retail..........................   Aug. 1995          1976           21.292
Retail..........................   Aug. 1995          1973           18.542
Retail..........................   Aug. 1995          1974          20 & 20.5
Retail..........................   Dec. 1995          1985             40
Retail/Health Club..............   Dec. 1995          1987             40
Office..........................   May 1996           1982           25.958
Manufacturing...................   Dec. 1996          1996             40
Industrial......................   Dec. 1996          1996             40
Retail..........................   Dec. 1996          1981       23.583 & 13.583
Retail..........................   Dec. 1996          1981       23.583 & 13.583
Retail..........................   Dec. 1996          1981       23.583 & 13.583
Retail..........................   Dec. 1996          1980            24.33
Warehouse.......................
                                   Mar. 1997          1981             40
Warehouse.......................
                                   Mar. 1997          1989             40
Warehouse.......................
                                   Mar. 1997          1985             40
Office/Research & Development...   Jul. 1997   1960 & 1988             40
Office..........................  Sept. 1997          1986             40
Warehouse.......................   Oct. 1997   1996 & 1997             40
Office/Research & Development...   Dec. 1997          1985             40
Industrial......................   Dec. 1997   1983 & 1985            34.75
Office..........................   Dec. 1997          1983             40
Office..........................   Dec. 1997          1990            32.25
Industrial......................   Dec. 1997          1990            33.75
Office/Warehouse................   Mar. 1998          1982             40
Office..........................   Mar. 1998          1987             40
Office..........................   Mar. 1998   1987 & 1988             40
Research & Development..........   Mar. 1998   1987 & 1988             40
Office..........................   May 1998           1996             40
Warehouse/Distribution..........   Jun. 1998          1998             40
Office..........................   Jul. 1998          1998             40
Industrial......................   Jul. 1998   1989 & 1998             40

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                                            LAND                                ACCUMULATED
                                                                             AND      BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                     LOCATION          ENCUMBRANCES   ESTATES   IMPROVEMENTS    TOTAL     AMORTIZATION
--------------------------------  ------------------------  ------------   -------   ------------   --------   -------------
Warehouse/Distribution..........  Warren, OH                    33,635      10,231       51,280       61,511        5,023
Warehouse/Distribution..........  Baton Rouge, LA                2,081         685        2,748        3,433          150
Retail..........................  Columbia, MD                   1,340       1,002        4,016        5,018          200
Retail..........................  Bakersfield, CA                1,623         400        1,619        2,019          435
Retail..........................  Bethesda, MD                   2,844         926        2,415        3,341          893
Office..........................  Bristol, PA                    6,408       1,073        7,709        8,782          201
Office..........................  Southborough, MA               2,440         456        4,291        4,747          112
Office..........................  Herndon, VA                   19,240       5,127       20,570       25,697          519
Office..........................  Hampton, VA                    4,580       1,353        5,446        6,799          108
Office..........................  Phoenix, AZ                   18,548       4,665       18,682       23,347          292
                                                              --------     -------     --------     --------      -------
     Total......................                              $345,505     $87,606     $595,021     $682,627      $98,429
                                                              ========     =======     ========     ========      =======

                                                                   USEFUL LIFE
                                                                    COMPUTING
                                                                 DEPRECIATION IN
                                                                  LATEST INCOME
                                     DATE         DATE             STATEMENTS
          DESCRIPTION              ACQUIRED    CONSTRUCTED           (YEARS)
--------------------------------  ----------   -----------   -----------------------
Warehouse/Distribution..........   Aug. 1998          1982             40
Warehouse/Distribution..........   Oct. 1998          1998             40
Retail..........................   Dec. 1998          1983             40
Retail..........................   Aug. 1995          1976             40
Retail..........................   Aug. 1995          1980             40
Office..........................   Dec. 1999          1998             40
Office..........................   Dec. 1999          1984             40
Office..........................   Dec. 1999          1987             40
Office..........................   Mar. 2000          2000             40
Office..........................    May 2000          1997             40
     Total......................

---------------
(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's Properties at December 31, 2000 for Federal income tax purposes was approximately $444 million.

     Reconciliation of real estate owned:

                                                              2000        1999        1998
                                                            --------    --------    --------
  Balance at the beginning of the year....................  $688,926    $675,793    $467,606
  Additions during year...................................    30,603     115,006     208,187
  Properties sold during year.............................   (17,727)   (101,873)         --
  Property contributed to joint venture during year.......   (19,175)         --          --
                                                            --------    --------    --------
  Balance at end of year..................................  $682,627    $688,926    $675,793
                                                            ========    ========    ========

     Reconciliation of accumulated depreciation and amortization:

  Balance at beginning of year............................  $ 82,334    $ 66,076    $ 50,993
  Depreciation and amortization expense...................    17,513      18,000      15,083
  Accumulated depreciation and amortization of properties
     sold during year.....................................    (1,162)     (1,742)         --
  Accumulated depreciation of property contributed to
     joint venture during year............................      (256)         --          --
                                                            --------    --------    --------
  Balance at end of year..................................  $ 98,429    $ 82,334    $ 66,076
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

     During 2000, the Company announced that it has agreed to acquire Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $143 million.

     The Net Partnerships own twenty-five properties in fifteen states, which generate approximately $15.1 million of net rental revenue. The properties have a remaining weighted average lease term of approximately 9.2 years and are net-leased to eighteen tenants.

     As currently proposed, the Company will issue approximately $65 million of securities to the sellers and assume approximately $78 million of mortgage financing with a weighted interest rate of approximately 8%. The limited partners will receive at least 50% of their merger consideration in Lexington's 8.5% convertible subordinated debentures due 2009 with up to 50% of the merger consideration payable in the Company's common shares issued at a price not less than $11.00 per share and no greater than $13.00 per share. The convertible subordinated debentures are exchangeable by the holder after four years into the Company's common shares at $14.00 per share and may be redeemed by the Company after five years with cash or with common shares in the event the Company's share price exceeds $14.00.

     The Company's Chairman and Co-Chief Executive Officer is the controlling shareholder of the general partners of the Net Partnerships. The general partners will receive merger consideration valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships payable in operating partnership units. The units, which will have economic rights comparable to the economic rights of the limited partner's merger consideration, will be convertible into Lexington's common shares on a one-for-one basis at certain points in the future.

     Definitive terms of the transaction will be set forth in a joint consent and proxy solicitation statement and prospectus being prepared by the Company and the Net Partnerships for regulatory review. The transaction is subject to customary closing conditions, including the approval of the Company's shareholders and the limited partners of the Net Partnerships.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire the property management contract for the Net Partnerships. This acquisition was made from an affiliate of the Chairman of the Company and increased other assets and minority interest by $585,000. The fees earned during 2000, under this contract, were $91,000 and the reimbursement of costs for services provided by the Company on behalf of the Net Partnerships were $359,000, $435,000 and $393,000 for the years ended December 31, 2000, 1999 and
1998, respectively. The reimbursements are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

     The Company and LRA also received brokerage commissions relating to the purchase and sale of properties by the Net Partnerships, with unaffiliated parties, totaling $120,000 and $175,000 in 2000 and 1999, respectively, which is included in interest and other income in the accompanying consolidated statements of income.

     During 2000, the Company sold two properties to the Net Partnerships for $15.6 million which resulted in gains of $2.3 million.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements........................................  29-48
   (2)  Financial Statement Schedule................................  49-50
   (3)  Exhibits....................................................  52-53

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    2.1       --   Form of Agreement and Plan of Merger by and among Lexington
                   Corporate Properties, Inc. (the "Company"), Lepercq
                   Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P.
                   (filed as Appendix C-I to the Company's Registration
                   Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*
    2.2       --   Form of Agreement and Plan of Merger by and among the
                   Company, Lepercq Corporate Income Fund II L.P. ("LCIF II"),
                   and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*
    2.3       --   Form of Agreement and Articles of Merger between the Company and Lexington Corporate Properties -- Maryland, Inc. (filed as Exhibit 2.3 to Report on 10-K for year ended December 31,
                   1993 (the "1993 10-K"))*
    2.4       --   Agreement and Plan of Merger between the Company and
                   Lexington Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed 1-16-98.)*
    3.1       --   Declaration of Trust of the Company, dated December 31, 1997
                   (filed as Exhibit 3.1 to Form 8K filed 1-16-98)*
    3.2       --   By-Laws of the Company (filed as Exhibit 3.2 to Form 10-K
                   filed 3-31-98)*
    4.1       --   Specimen of Common Shares Certificate of the Trust (filed as
                   Exhibit 3.2 to Form 10-K filed 3-31-98)*
   10.8       --   Form of 1994 Outside Director Shares Plan of the Company
                   (filed as Exhibit 10.8 to 1993 10-K)*
   10.24      --   Class A Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*
   10.25      --   Class B Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the
                   1995 10-K)*
   10.26      --   Class C Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the
                   1995 10-K)*
   10.28      --   Indenture of Mortgage, Deed of Trust, Security Agreement,
                   Financing Statement, Fixture Filing and Assignment of
                   Leases, Rents and Security Deposits to First American Title
                   Insurance Company and Pacific Mutual Life Insurance Company
                   and Lexington Mortgage Company dated May 19, 1995 (filed as
                   Exhibit 10.28 to the 1995 10-K)*
   10.29      --   Assignment of Leases, Rents, and Security Deposits to
                   Pacific Mutual Life Insurance Company and Lexington Mortgage
                   Company dated May 19, 1995 (filed as Exhibit 10.29 to the
                   1995 10-K)*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
   10.30      --   Cash Collateral Account, Security, Pledge and Assignment
                   Agreement with the Bank of New York, as agent and Pacific
                   Mutual Life Insurance Company and Lexington Mortgage Company
                   dated May 19, 1995 (filed as Exhibit 10.30 to the 1995
                   10-K)*
   10.31      --   Trust and Servicing Agreement with Pacific Mutual Life
                   Insurance Company, LaSalle National Bank and ABN AMRO Bank
                   N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995
                   10-K)*
   10.33      --   Investment Agreement dated as of December 31, 1996 with Five
                   Arrows Realty Securities L.L.C. *
   10.34      --   Operating Agreement dated as of January 21, 1997 with Five
                   Arrows Realty Securities L.L.C. *
   10.35      --   Articles Supplementary Classifying 2,000,000 shares of
                   Preferred Shares as Class A Senior Cumulative Convertible
                   Preferred Shares and 2,000,000 shares of Excess Shares as
                   Excess Class A Preferred Shares of the Company*
   10.37      --   Unsecured Revolving Credit Agreement with Fleet National
                   Bank as administrative agent for itself and lenders dated
                   July 22, 1998 in the amount of $60,000,000 (filed as Exhibit
                   10.37 to the 1998 10-K)*
   10.38      --   Operating Agreement and Management Agreement between the
                   Company and Lexington Acquiport Company, LLC (filed as
                   Exhibit 2 to Form 8-K filed August 31, 1999)*
   10.39      --   Form of Employment Agreement between the Company and E.
                   Robert Roskind dated September 20, 1999 (filed as Exhibit
                   10.39 to Form 10-K filed March 15, 2000)*
   10.40      --   Investment Advisory and Asset Management Agreement by and
                   between AGAR International Holdings Ltd. and Lexington
                   Realty Advisors, Inc.
   12         --   Statement of Computation of Ratio of Earnings to Fixed
                   Charges
   21         --   List of Subsidiaries of the Company
   23         --   Consent of KPMG LLP
   27         --   Financial Data Schedule as of and for the year ended
                   December 31, 2000

---------------
  * Incorporated by reference.

(b) Reports on Form 8-K and Form 8-K/A

    Current Report on Form 8-K dated November 14, 2000

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      LEXINGTON CORPORATE PROPERTIES TRUST

                                      BY:       /s/ E. ROBERT ROSKIND
                                        ----------------------------------------
                                                   E. Robert Roskind
                                                        Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                     SIGNATURE                                                  TITLE
                     ---------                                                  -----

               /s/ E. ROBERT ROSKIND                   Chairman of the Board of Trustees and Co-Chief Executive
---------------------------------------------------      Officer
                 E. Robert Roskind

               /s/ RICHARD J. ROUSE                    Vice Chairman of the Board of Trustees and Co-Chief
---------------------------------------------------      Executive Officer
                 Richard J. Rouse

                /s/ T. WILSON EGLIN                    President and Chief Operating Officer and Trustee
---------------------------------------------------
                  T. Wilson Eglin

                /s/ PATRICK CARROLL                    Chief Financial Officer and Treasurer
---------------------------------------------------
                  Patrick Carroll

                 /s/ PAUL R. WOOD                      Vice President, Chief Accounting Officer and Secretary
---------------------------------------------------
                   Paul R. Wood

               /s/ GEOFFREY DOHRMANN                   Trustee
---------------------------------------------------
                 Geoffrey Dohrmann

               /s/ CARL D. GLICKMAN                    Trustee
---------------------------------------------------
                 Carl D. Glickman

                /s/ JOHN D. MCGURK                     Trustee
---------------------------------------------------
                  John D. McGurk

                /s/ SETH M. ZACHARY                    Trustee
---------------------------------------------------
                  Seth M. Zachary

DATE:  March 28, 2001