Form 10-Q
period 2001-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2001-05-09
CIK 910108

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                     LEXINGTON CORPORATE PROPERTIES TRUST
               ------------------------------------------------
            (Exact name of registrant as specified in its charter)



                Maryland                                   13-3717318

     ------------------------------                     ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)

          355 Lexington Avenue
              New York, NY                                     10017

---------------------------------------                     -----------
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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 17,565,353 common shares, par value $.0001 per share on April 30, 2001.

                       PART 1. - FINANCIAL INFORMATION

                         ITEM 1. FINANCIAL STATEMENTS

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                    CONDENSED CONSOLIDATED BALANCE SHEETS

               March 31, 2001 (Unaudited) and December 31, 2000
               (in thousands, except share and per share data)

                                                                                 March 31,               December 31,
                  ASSETS:                                                           2001                     2000
                                                                                -----------               ---------

Real estate, at cost                                                          $   683,884               $   682,627
Less:  accumulated depreciation and amortization                                  102,786                    98,429
                                                                                ---------                 ---------
                                                                                  581,098                   584,198

Cash and cash equivalents                                                           1,637                     4,792
Restricted cash                                                                     1,718                     1,598
Investment in non-consolidated entities                                            47,428                    40,836
Other assets, net                                                                  40,711                    36,953
                                                                                ---------                 ---------
                                                                              $   672,592               $   668,377
                                                                                =========                 =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                   $   371,034               $   345,505
Credit facility borrowings                                                         22,821                    41,821
Origination fees payable, including accrued interest                                6,673                     6,703
Accounts payable and other liabilities                                              4,999                     6,473
                                                                                ---------                 ---------
                                                                                  405,527                   400,502
Minority interests                                                                 62,031                    64,812
                                                                                ---------                 ---------
                                                                                  467,558                   465,314
                                                                                ---------                 ---------


Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000: 2,000,000 shares issued and outstanding                    24,369                    24,369
                                                                                ---------                 ---------

Common shares, par value $0.0001 per share; 287,888 shares issued
   and outstanding, liquidation preference $3,886                                   3,809                     3,809
                                                                                ---------                 ---------

Shareholders' equity:
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     17,277,382 and 16,863,394 shares issued and outstanding in 2001 and
     2000, respectively                                                                 2                         2
   Additional paid-in-capital                                                     244,537                   240,112
   Deferred compensation                                                           (2,061)                   (1,019)
   Accumulated distributions in excess of net income                              (63,641)                  (62,227)
                                                                                ---------                 ---------
                                                                                  178,837                   176,868
   Less:  Notes receivable from officers/shareholders                              (1,981)                   (1,983)
                                                                                ---------                 ---------
       Total shareholders' equity                                                 176,856                   174,885
                                                                                ---------                 ---------
                                                                              $   672,592               $   668,377
                                                                                =========                 =========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                  Three months ended March 31, 2001 and 2000
        (Unaudited and in thousands, except share and per share data)



                                                                              2001                            2000
                                                                          -----------                     -----------
Revenues:

     Rental                                                             $      19,363                  $       19,020
     Equity in earnings of non-consolidated entities                              610                             402
     Interest and other                                                           260                             188
                                                                          -----------                     -----------
                                                                               20,233                          19,610
                                                                          -----------                     -----------
Expenses:

     Interest                                                                   7,632                           7,434
     Depreciation and amortization of real estate                               4,357                           4,426
     Amortization of deferred expenses                                            348                             293
     General and administrative                                                 1,242                           1,286
     Property operating                                                           371                             369
                                                                          -----------                     -----------
                                                                               13,950                          13,808
                                                                          -----------                     -----------
     Income before minority interest and extraordinary item                     6,283                           5,802
     Minority interests                                                         1,435                           1,331
                                                                          -----------                     -----------
     Income  before extraordinary  item                                         4,848                           4,471
     Extraordinary item                                                           270                              --
                                                                          -----------                     -----------
              Net income                                                $       4,578                 $         4,471
                                                                          ===========                     ===========

Income per common share-basic:
Income before extraordinary item                                        $        0.24                 $          0.23
Extraordinary item                                                              (0.01)                             --
                                                                          -----------                     -----------
Net income                                                              $        0.23                 $          0.23
                                                                          ===========                     ===========

Weighted average common shares outstanding                                 17,086,939                      16,923,635
                                                                          ===========                     ===========

Income per common share-diluted:
Income before extraordinary item                                        $        0.24                 $          0.23
Extraordinary item                                                              (0.01)                             --
                                                                          -----------                     -----------
Net income                                                              $        0.23                 $          0.23
                                                                          ===========                     ===========

Weighted average common shares outstanding                                 22,961,096                      22,708,539
                                                                          ===========                     ===========









   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three months ended March 31, 2001 and 2000
          (Unaudited and in thousands, except share and share data)

                                                                               2001                    2000
                                                                            ----------             ----------

Net cash provided by operating activities                                 $      7,931           $      8,880
                                                                            ----------             ----------

Cash flows from investing activities:
     Additions to real estate assets                                            (1,257)                (7,054)
     Investment in non-consolidated entities                                    (7,294)                (5,920)
     Real estate deposits                                                         (697)                (1,161)
                                                                            ----------             ----------
Net cash used investing activities                                              (9,248)               (14,135)
                                                                            ----------             ----------

Cash flows from financing activities:
     Dividends to common and preferred shareholders                             (5,992)                (5,757)
     Change in credit facility borrowings                                      (19,000)                    --
     Principal payments on debt, excluding normal amortization                      --                (13,093)
     Principal amortization payments                                            (2,117)                (1,822)
     Proceeds of mortgages and notes payable                                    27,644                 21,600
     Increase in deferred costs                                                 (1,327)                    --
     Cash distributions to minority interests                                   (1,613)                (1,559)
     Proceeds from the issuance of common shares, net                              684                    275
     Repurchase of common shares                                                    --                 (2,522)
     Other financing activities, net                                              (117)                   (53)
                                                                            ----------             ----------

Net cash used in financing activities                                           (1,838)                (2,931)
                                                                            ----------             ----------
     Change in cash and cash equivalents                                        (3,155)                (8,186)
Cash and cash equivalents, at beginning of period                                4,792                  8,837
                                                                            ----------             ----------
Cash and cash equivalents, at end of period                               $      1,637           $        651
                                                                            ==========             ==========

Supplemental Disclosure of Non Cash Investing and Financing Activities:

During 2001 and 2000, holders of an aggregate of 197,885 and 52,531 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $2,603 and $601, respectively.

During 2001 and 2000, the Company issued 100,000 and 73,800 common shares, respectively, to certain employees and trustees resulting in $1,181 and $664 of deferred compensation, respectively. These common shares vest ratably primarily over a 5 year period.

During 2001, the Company purchased a property in Winchester, Virginia for $14,400 of which $10,800 was financed by the seller through a purchase money note.






   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                March 31, 2001

         (Unaudited and dollars in thousands, except per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. As of March 31, 2001 the Company had an ownership interest in 73 properties and managed an additional 25 properties.

         The Company has qualified as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

         The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the condition and results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities. The Company's preferred shares and exchangeable redeemable secured notes are excluded from the 2001 and 2000 computations since they are anti-dilutive.

         Recently Issued Accounting Standards. The Company's adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" had no impact of the Company's consolidated financial position or results of operations since the Company currently does not have any embedded or freestanding derivative instruments.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters ended March 31, 2001 and 2000.



                                                                       2001                          2000
                                                                   -----------                   -----------
                             BASIC
Income before extraordinary item                                $        4,848                 $       4,471
Less preferred dividends                                                  (672)                         (630)
                                                                   -----------                   -----------
Income attributed to common shareholders
     before extraordinary item                                           4,176                         3,841
Extraordinary item                                                        (270)                           --
                                                                   -----------                   -----------
Net income attributed to common shareholders                    $        3,906                 $       3,841
                                                                   ===========                   ===========

Weighted average number of common shares outstanding                17,086,939                    16,923,635
                                                                   ===========                   ===========

Income per common share-basic:
Income before extraordinary item                                $         0.24                 $        0.23
Extraordinary item                                                       (0.01)                           --
                                                                   -----------                   -----------
Net income                                                      $         0.23                 $        0.23
                                                                   ===========                   ===========

                            DILUTED

Income attributed to common shareholders before
     extraordinary item                                         $        4,176                 $       3,841
Add incremental income attributed to assumed
     conversion of dilutive securities                                   1,346                         1,286
                                                                   -----------                   -----------
Income attributed to common shareholders before
     extraordinary item                                                  5,522                         5,127
Extraordinary item                                                        (270)                           --
                                                                   -----------                   -----------
Net income attributed to common shareholders                    $        5,252                 $       5,127
                                                                   ===========                   ===========

Weighted average number of shares used in calculation
     of  basic earnings per share                                   17,086,939                    16,923,635
Add incremental shares representing:
     Shares issuable upon exercise of employee share options           241,864                        64,743
     Shares issuable upon conversion of dilutive securities          5,632,293                     5,720,161
                                                                   -----------                   -----------
Weighted average number of shares used in calculation
     of diluted earnings per common share                           22,961,096                    22,708,539
                                                                   ===========                   ===========

Income per common share-diluted:
Income before extraordinary item                                $         0.24                 $        0.23
Extraordinary item                                                       (0.01)                           --
                                                                   -----------                   -----------
Net income                                                      $         0.23                 $        0.23
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

(3)      Investments in Real Estate

         In March 2001, the Company purchased a property in Winchester, Virginia leased to Kraft Foods North America, Inc. for $14,400. The lease, which expires in 2011, provides for annual rental revenues of $1,514. The purchase price was partially funded through a $10,800 purchase money note issued by the seller which bears interest at 7.50% and matures May 2001.

         The Company is currently negotiating with a lender to provide permanent financing to satisfy the purchase money note. The Company provided its joint venture with an institutional investor the right to purchase the property at cost and on May 3, 2001 the property was sold to the joint venture.

(4)      Concentration of Risk

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

         For the three months ended March 31, 2001 and 2000 the following tenants represented 10% or greater of revenues:

                                                          2001            2000
                                                          ----            ----
              Northwest Pipeline Corporation               11%             11%
              Kmart Corporation                            11%             11%

         Both of these tenants are publicly registered companies subject to the 1934 Securities and Exchange Act and accordingly file financial information with the Securities and Exchange Commission.

         The following is a summary of the most recent audited financial data for all tenants that represent greater than 10% of the Company's revenues:

                        Northwest Pipeline Corporation (year ended 12/31/00)
                        ---------------------------------------------------

              Operating revenues                                         $          296,361
              Operating expenses                                                    146,499
              Net income                                                             79,742

              Current assets                                             $          121,799
              Non current assets                                                    982,280
              Current liabilities                                                   110,039
              Non current liabilities                                               524,659
              Shareholder's equity                                                  469,381


                               Kmart Corporation (year ended 1/31/01)
                               -------------------------------------

              Sales                                                      $       37,028,000
              Cost of Sales                                                      29,658,000
              Net loss                                                              244,000

              Current assets                                             $        7,624,000
              Non current assets                                                  7,006,000
              Current liabilities                                                 3,799,000
              Non current liabilities                                             3,861,000
              Redeemable preferred securities                                       887,000
              Shareholder's equity                                                6,083,000


(5)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of March 31, 2001, the total number of limited partnership units of LCIF and LCIF II outstanding was 5,513,568. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.28 per unit with a weighted average distribution of $1.15 per unit.

(6)      Mortgages and Notes Payable

         During the three months ending March 31, 2001 the Company completed the following financing transactions:

               - Obtained a $12,500 variable rate second mortgage on its Warren, Ohio property. The mortgage note provides for quarterly interest payments, matures in October 2007 when the entire $12,500 is due and currently bears interest at 8.83%.

               - Obtained a $15,144 non-recourse mortgage on its Glendale, Arizona property. The mortgage note bears interest at 7.40%, provides for annual debt service payments of $1,258 and matures in April 2011 when a balloon payment of $13,115 is due.

               - Obtained a three year $35,000 unsecured credit facility with Fleet Bank to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of March 31, 2001 the Company is in compliance with all covenants and total borrowings outstanding on the facility were $22,821 bearing interest at 6.46%. Unamortized capitalized costs of $270 incurred in obtaining the $60,000 credit facility were written off when the Company replaced the facility in 2001.

(7)      Related Party Transactions

         In 2001, the Company earned $35 in asset management fees from two partnerships controlled by the Company's Chairman. In 2001 and 2000, the Company incurred reimbursable expenses relating to these partnerships of $177 and $106, respectively.

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

As of March 31, 2001, the Company had ownership interests in 73 real estate properties and managed 25 additional properties.

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 2001, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately
13.1 million square feet of net rentable space. The Properties are generally subject to triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. All of the 73 Properties are currently leased.

During the three months ended March 31, 2001, the Company made an acquisition for $14,400.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2001, the leases on the Properties generated $19,363 in revenue compared to $19,020 during the same period in 2000.

Dividends. The Company has made quarterly distributions since October, 1986 without interruption. The Company declared a dividend in respect of the first quarter of 2001, in the amount of $.32 per share to shareholders of record as of April 30, 2001 to be paid on May 15, 2001. The Company's annualized dividend rate is currently $1.28 per share.

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

Cash dividends paid to common shareholders increased to $5.3 million in 2001 compared to $5.1 million in 2000. The Company's dividend and distribution FFO payout ratio on a per share basis for 2001 and 2000, was 71.1% and 69.8%, respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations was to $7.93 million for the three months ended March 31, 2001 and $8.88 million for the three months ended March 31, 2000.

Net cash used in investing activities totaled $9.25 million and $14.14 million for the three months ended March 31, 2001 and 2000, respectively. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments.

Net cash used in financing activities totaled $1.84 million and $2.93 million for the three months ended March 31, 2001 and 2000, respectively. Cash used in financing activities during each period was primarily attributable to proceeds from non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments, debt service payments and the repurchase of the Company's common shares/operating partnership units.



UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 2001, based on the current $1.28 annual dividend.


                                                                      Current                     Total
Redeemable                                                          Annualized                 Annualized
for Shares of                               Number                   Per Unit                 Distribution
Common Shares as of:                       of Units                Distribution                  ($000)
-------------------                     ------------               ------------              --------------
At any time                                3,651,319              $    1.28                   $      4,674
At any time                                1,271,073                   1.08                          1,373
At any time                                  133,050                   1.12                            149
June 2002                                     83,400                   1.28                            107
January 2003                                  17,901                    -                               -
March 2004                                    43,734                   0.27                             12
March 2004                                    27,314                    -                               -
November 2004                                 29,976                    -                               -
March 2005                                    29,384                    -                               -
January 2006                                 187,163                    -                               -
February 2006                                 29,886                    -                               -
May 2006                                       9,368                   0.29                              3
                                        ------------               --------                      ---------
                                           5,513,568              $    1.15                     $    6,318
                                        ============               ========                      =========

Financing

Revolving Credit Facility. The Company obtained a three year $35,000 unsecured credit facility to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of March 31, 2001 the Company is in compliance with all covenants and the total borrowings outstanding on the facility was $22,821 bearing interest at 6.46%.

Financing Transactions. During the three months ending March 31, 2001 the Company completed the following financing transactions:

               - Obtained a $12,500 variable rate second mortgage on its Warren, Ohio property. The mortgage note provides for quarterly interest payments, matures in October 2007 when the entire $12,500 is due and currently bears interest at 8.83%.

               - Obtained a $15,144 non-recourse mortgage on its Glendale, Arizona property. The mortgage note bears interest at 7.40%, provides for annual debt service payments of $1,258 and matures in April 2011 when a balloon payment of $13,115 is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 2001, a total of 53 properties were subject to outstanding mortgages, which had an aggregate principal amount of $371,034. The weighted average interest rate on the Company's debt, including line of credit borrowings, on such date was approximately 7.72%.

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

Results of Operations

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues of $623 for the three months ended March 31, 2001, $208 is attributable to increased earnings from co-investment programs established in 1999. Of the remaining revenue growth for the three months ended March 31, 2001, $343 was primarily attributable to increased rental revenues from investments made 2000 and an increase in base rents for leases with consumer price index adjustments. The increase in interest expense of $198 due to the growth of the Company's portfolio has been offset by principal amortization payments on existing debt, lower variable interest rates on the credit facility and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have decreased as a percentage of total revenue to 6.1% in 2001 from 6.6% in 2000 due to the growth of the Company's portfolio relative to these expenses. The extraordinary item of $270 relates to capitalized costs of the $60,000 credit facility written off in 2001. Net income increased for the three months ended March 31, 2001 compared to 2000 due to the impact of the items discussed above.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters ended March 31, 2001 and 2000.

                                                                  2001         2000
                                                                  ----         ----
Net income                                                   $    4,578     $   4,471
Add back:
     Depreciation and amortization of real estate                 4,357         4,426
     Extraordinary item                                             270            --
     Minority interest's share of net income                      1,346         1,286
     Amortization of leasing commissions                            191            33
     Deemed conversion of notes payable                             500            82
     Joint venture adjustment                                       881           397
                                                             ----------     ---------
       Funds From Operations                                 $   12,123     $  10,695
                                                             ==========     =========

Cash flows from operating activities                         $    7,931     $   8,880
Cash flows from investing activities                             (9,248)      (14,135)
Cash flows from financing activities                             (1,838)       (2,931)

For the quarters ended March 31, 2001 and 2000, the Company's dividends and distribution FFO payout ratio, on a per share basis, was 71.1% and 69.8% of the Company's Funds From Operations, respectively.



                     ITEM 3. QUANTITATIVE AND QUALITATIVE
                        DISCLOSURES ABOUT MARKET RISK


The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of March 31, 2001 and 2000, the Company's variable rate indebtedness represented 11.1% and 18.7% of total long-term indebtedness, respectively. During the quarters ended March 31, 2001 and 2000, this variable rate indebtedness had a weighted average interest rate of 7.45% and 7.52%, respectively, and had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $130 and $177, respectively.

                         PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                       (a) Exhibits -


                           Exhibit No.               Exhibit
                           -----------               -------
                                27                   None.


                       (b) Reports on Form 8-K filed during the quarter ended March 31, 2001.

                           None.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Lexington Corporate Properties Trust




Date: May 8, 2001                            By:      /s/ E. Robert Roskind
      ------------------                        -----------------------------------------------
                                                  E. Robert Roskind
                                                  Chairman and Co-Chief Executive Officer



Date: May 8, 2001                            By:      /s/ Patrick Carroll
      ------------------                        -----------------------------------------------
                                                  Patrick Carroll
                                                  Chief Financial Officer and Treasurer