Form 10-Q
period 2001-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2001-08-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Maryland                                   13-3717318
   ------------------------------                    ----------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

          355 Lexington Avenue
               New York, NY                                10017
   --------------------------------------                -----------
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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 21,856,541 common shares, par value $.0001 per share on August 10, 2001.

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 2001 (Unaudited) and December 31, 2000
                (in thousands, except share and per share data)

                                                                                            June 30,       December 31,
                                                                                             2001             2000
                                                                                             -----            -----
                          ASSETS:
Real estate, at cost                                                                       $ 684,187       $ 682,627
Less: accumulated depreciation and amortization                                              107,147          98,429
                                                                                           ---------       ---------
                                                                                             577,040         584,198
Cash and cash equivalents                                                                     10,935           4,792
Restricted cash                                                                                1,819           1,598
Investment in and advances to non-consolidated entities                                       46,193          40,836
Other assets, net                                                                             40,581          36,953
                                                                                           ---------       ---------
                                                                                           $ 676,568       $ 668,377
                                                                                           =========       =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                                $ 398,569       $ 345,505
Credit facility                                                                                   --          41,821
Origination fees payable, including accrued interest                                           6,671           6,703
Accounts payable and other liabilities                                                         5,041           6,473
                                                                                           ---------       ---------
                                                                                             410,281         400,502
Minority interests                                                                            58,834          64,812
                                                                                           ---------       ---------
                                                                                             469,115         465,314
                                                                                           ---------       ---------
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A
Senior Cumulative Convertible Preferred, liquidation preference $25,000;
2,000,000 shares issued and outstanding                                                       24,369          24,369
                                                                                           ---------       ---------

Common shares, par value $0.0001 per share; 287,888 shares issued and outstanding,
liquidation preference $3,886                                                                  3,809           3,809
                                                                                           ---------       ---------

Shareholders' equity:
     Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
17,520,896 and
16,863,394 shares issued and outstanding in 2001 and 2000,
respectively                                                                                       2               2
     Additional paid-in-capital                                                              247,968         240,112
     Deferred compensation, net                                                               (1,917)         (1,019)
     Accumulated distributions in excess of net income                                       (64,801)        (62,227)
                                                                                           ---------       ---------
                                                                                             181,252         176,868
Less:  notes receivable from officers/shareholders                                            (1,977)         (1,983)
                                                                                           ---------       ---------
         Total shareholders' equity                                                          179,275         174,885
                                                                                           ---------       ---------
                                                                                           $ 676,568       $ 668,377
                                                                                           =========       =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2001 and 2000
              (Unaudited and in thousands, except per share data)

                                                                Three months ended                   Six months ended
                                                                     June 30,                             June 30,
                                                              2001              2000              2001                2000
                                                          ------------      ------------      ------------       ------------
Revenues:

     Rental                                               $     19,371      $     19,298      $     38,734       $     38,318
     Equity in earnings of non-consolidated entities               806               231             1,416                633
     Interest and other                                            271               504               531                692
                                                          ------------      ------------      ------------       ------------
                                                                20,448            20,033            40,681             39,643
                                                          ------------      ------------      ------------       ------------
Expenses:

     Interest                                                    7,712             7,221            15,344             14,655
     Depreciation and amortization of real estate                4,361             4,367             8,718              8,793
     Amortization of deferred expenses                             408               380               756                673
     General and administrative                                  1,215             1,312             2,457              2,598
     Property operating                                            343               399               714                768
                                                          ------------      ------------      ------------       ------------
                                                                14,039            13,679            27,989             27,487
                                                          ------------      ------------      ------------       ------------
Income before gain on sale of properties, minority
   interests and extraordinary item                              6,409             6,354            12,692             12,156
Gain on sale of properties                                          --             2,662                --              2,662
                                                          ------------      ------------      ------------       ------------
Income before minority interests and extraordinary
   item                                                          6,409             9,016            12,692             14,818
Minority interests                                               1,319             1,670             2,754              3,001
                                                          ------------      ------------      ------------       ------------
Income before extraordinary item                                 5,090             7,346             9,938             11,817
Extraordinary item                                                  --                --              (270)                --
                                                          ------------      ------------      ------------       ------------
           Net income                                     $      5,090      $      7,346      $      9,668       $     11,817
                                                          ============      ============      ============       ============

Income per common share-basic:
Income before extraordinary item                          $       0.25      $       0.40      $       0.50       $       0.63
Extraordinary item                                                  --                --             (0.02)                --
                                                          ------------      ------------      ------------       ------------
Net income                                                $       0.25      $       0.40      $       0.48       $       0.63
                                                          ============      ============      ============       ============

Weighted average common shares outstanding                  17,351,400        16,838,967        17,219,900         16,881,301
                                                          ============      ============      ============       ============

Income per common share-diluted:
Income before extraordinary item                          $       0.25      $       0.36      $       0.48       $       0.59
Extraordinary item                                                  --                --             (0.01)                --
                                                          ------------      ------------      ------------       ------------


Net income                                                $       0.25      $       0.36      $       0.47       $       0.59
                                                          ============      ============      ============       ============

Weighted average common shares outstanding                  23,109,844        26,599,876        23,039,062         24,604,990
                                                          ============      ============      ============       ============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000
                 (Unaudited and in thousands, except share data)

                                                                      2001           2000
                                                                    --------       --------
Net cash provided by operating activities                           $ 21,172       $ 19,869
                                                                    --------       --------

Cash flows from investing activities:

     Acquisitions of real estate and tenant improvements              (1,560)       (27,077)
     Investment in and advances to non-consolidated entities          (6,517)        (6,005)
     Real estate deposits                                               (359)        (5,547)
     Investment in partnerships                                       (1,122)            --
     Proceeds from sale of real estate, net                               --         16,335
                                                                    --------       --------
Net cash used in investing activities                                 (9,558)       (22,294)
                                                                    --------       --------

Cash flows from financing activities:

     Proceeds of mortgages and notes payable                          59,244         36,800
     Dividends to common and preferred shareholders                  (12,242)       (11,471)
     Principal payments on debt, excluding normal amortization            --        (13,093)
     Principal amortization payments                                  (6,184)        (5,476)
     Change in credit facility borrowings, net                       (41,821)        (4,500)
     Cash distributions to minority partners                          (3,201)        (3,113)
     Proceeds from the issuance of common shares, net                  1,368            539
     Repurchase of common shares/units                                  (192)        (3,211)
     Increase in escrow deposits                                        (246)            --
     Other financing activities, net                                  (2,197)           241
                                                                    --------       --------
Net cash used in financing activities                                 (5,471)        (3,284)
                                                                    --------       --------

     Change in cash and cash equivalents                               6,143         (5,709)
Cash and cash equivalents, at beginning of period                      4,792          8,837
                                                                    --------       --------
Cash and cash equivalents, at end of period                         $ 10,935       $  3,128
                                                                    ========       ========

Supplemental Disclosure of Non Cash Investing and Financing Activities:

During 2001 and 2000, the Company issued 100,000 and 73,800 common shares, respectively, to certain employees and trustees resulting in $1,181 and $664, respectively, of deferred compensation. These common shares vest ratably primarily over a 5 year period.

During 2001 and 2000, holders of an aggregate of 388,732 and 68,759 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $5,330 and $830, respectively.

During 2001, the Company purchased a property in Winchester, Virginia for $14,400 of which $10,800 was financed by the seller through a purchase money note. The property was subsequently contributed to the Company's joint venture with an institutional partner at cost.

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

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

      (Unaudited and dollars in thousands, except share and per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships. As of June 30, 2001 the Company had ownership interests in seventy-three properties and managed an additional twenty-five properties.

         The Company has qualified as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income, which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

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

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include operating partnership units, preferred shares and exchangeable redeemable secured notes. The preferred shares and exchangeable redeemable secured notes are excluded from all 2001 computations since they are anti-dilutive. The Company's preferred shares are excluded from the six months ended June 30, 2000 computations since they are anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2001 and 2000.

                                                                       Three months ended                   Six months ended
                                                                            June 30,                            June 30,
                                                                     2001              2000              2001               2000
                                                                 ------------      ------------      ------------       ------------
BASIC

Income before extraordinary item                                 $      5,090      $      7,346      $      9,938       $     11,817
Less preferred dividends                                                  672               630             1,344              1,260
                                                                 ------------      ------------      ------------       ------------
Income attributed to common shareholders before
 extraordinary item                                                     4,418             6,716             8,594             10,557
Extraordinary item                                                         --                --              (270)                --
                                                                 ------------      ------------      ------------       ------------
Net income attributed to common shareholders                     $      4,418      $      6,716      $      8,324       $     10,557
                                                                 ============      ============      ============       ============

Weighted average number of common shares outstanding               17,351,400        16,838,967        17,219,900         16,881,301
                                                                 ============      ============      ============       ============

Income per common share - basic:

Income before extraordinary item                                 $       0.25      $       0.40      $       0.50       $       0.63
Extraordinary item                                                         --                --             (0.02)                --
                                                                 ------------      ------------      ------------       ------------
Net income                                                       $       0.25      $       0.40      $       0.48       $       0.63
                                                                 ============      ============      ============       ============

DILUTED

Income attributed to common shareholders before
extraordinary item - basic                                       $      4,418      $      6,716      $      8,594       $     10,557
Add incremental income attributed to assumed conversion                    --
 of dilutive securities                                                 1,267             2,752             2,613              3,908
                                                                 ------------      ------------      ------------       ------------
Income attributed to common shareholders before
 extraordinary item - diluted                                           5,685             9,468            11,207             14,465
Extraordinary item                                                         --                --              (270)                --
                                                                 ------------      ------------      ------------       ------------
Net income attributed to common shareholders - diluted           $      5,685      $      9,468      $     10,937       $     14,465
                                                                 ============      ============      ============       ============

Weighted average number of common shares used in
 calculation of basic earnings per share                           17,351,400        16,838,967        17,219,900         16,881,301
Add incremental shares representing:
     Shares issuable upon exercise of employee stock
options                                                               325,777            79,998           287,234             72,604
     Shares issuable upon conversion of dilutive securities         5,432,667         9,680,911         5,531,928          7,651,085
                                                                 ------------      ------------      ------------       ------------
Weighted average number of shares used in calculation of
diluted earnings per common share                                  23,109,844        26,599,876        23,039,062         24,604,990
                                                                 ============      ============      ============       ============

Income per common share-diluted:
Income before extraordinary item                                 $       0.25      $       0.36      $       0.48       $       0.59
Extraordinary item                                                         --                --             (0.01)                --
                                                                 ------------      ------------      ------------       ------------
Net income                                                       $       0.25      $       0.36      $       0.47       $       0.59
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

Reclassifications. Certain amounts included in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

(3)      Investments in Joint Ventures

         The Company's joint venture with an institutional partner has acquired one property in 2001, for $14,400, of which $10,800 was funded through a purchase money note. The lease, which expires in 2011, provides for annual rental revenues of approximately $1,514. This property was purchased, at cost, from the Company.

         The Company's joint venture with a private investor has agreed to develop a 107,894 square foot expansion of its 348,410 square foot office building in Columbia, South Carolina. The property, net leased to Blue Cross Blue Shield of South Carolina, was purchased in 1999 for $42,500. The expansion, which is estimated to be completed by October 2001, is estimated to cost $10,500. The tenant will lease the expansion for eight years at a weighted average rental rate of 18.5% of construction costs. The Company is obligated to fund 40% of the costs and will receive 40% of all cash flows.

 (4)     Concentration of Risk

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

         For the six months ended June 30, 2001 and 2000 the following tenants represented 10% or greater of rental revenues:

                                                                  2001            2000
                                                                  ----            ----
             Northwest Pipeline Corporation                        11%             11%
             Kmart Corporation                                     12%             12%

         Both of these tenants are publicly registered companies subject to the 1934 Securities and Exchange Act and accordingly file financial information with the Securities and Exchange Commission.

         The following is a summary of the most recent audited and unaudited financial data for all tenants that represent greater than 10% of the Company's revenues:

                         Northwest Pipeline Corporation

                                                     Year end   First Quarter ended
                                                     12/31/00        3/31/01
                                                     --------        --------
                        Operating revenues           $296,361        $ 71,198
                        Operating expenses            146,499          36,761
                        Net income                     79,742          17,532

                        Current assets               $121,799        $125,795
                        Non current assets            982,280         978,695
                        Current liabilities           110,039         101,516
                        Non current liabilities       524,659         526,061
                        Shareholder's equity          469,381         476,913

                                Kmart Corporation
                                -----------------

                                                    Year end     First Quarter ended
                                                    1/31/01           5/2/01
                                                  -----------      -----------
             Sales                                $37,028,000      $ 8,337,000
             Cost of Sales                         29,658,000        6,608,000
             Net loss                                 244,000           25,000

             Current assets                       $ 7,624,000      $ 8,548,000
             Non current assets                     7,006,000        7,044,000
             Current liabilities                    3,799,000        4,474,000
             Non current liabilities                3,861,000        4,148,000
             Redeemable preferred securities          887,000          887,000
             Shareholder's equity                   6,083,000        6,083,000


(5)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of June 30, 2001 the total number of limited partnership units of LCIF and LCIF II outstanding was 5,291,842. These units, subject to certain adjustments through the date of redemption, require distributions per unit in varying amounts from $0 to $1.28 per annum and have a current average distribution of $1.15 per annum.

(6)      Mortgages and Notes Payable

         During the six months ended June 30, 2001, the Company obtained the following mortgages:

         - Obtained a $12,500 variable rate second mortgage on its Warren, Ohio property. The mortgage note provides for quarterly interest payments, matures in October 2007 when the entire $12,500 is due and currently bears interest at 7.69%.

         - Obtained a $15,144 non-recourse mortgage on its Glendale, Arizona property. The mortgage note bears interest at 7.40%, provides for annual debt service payments of $1,258 and matures in April 2011 when a balloon payment of $13,115 is due.

         - Obtained a three year $35,000 unsecured credit facility with Fleet Bank to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of June 30, 2001 the Company was in compliance with all covenants and there were no borrowings outstanding on the facility. Unamortized capitalized costs of $270 incurred in obtaining the $60,000 credit facility were written off when the Company replaced the facility.

         - Obtained a $17,100 non-recourse mortgage on its Milpitas, California property. The mortgage note bears interest at LIBOR plus 297 (currently 6.92%) and matures in July 2004 when a balloon payment is due.

         - Obtained a $7,500 non-recourse mortgage on its Auburn Hills, Michigan property. The mortgage note bears interest at 7.01%, provides for annual debt service payments of $637 and matures in June 2011 when a balloon payment of $5,918 is due.

         - Obtained a $7,000 non-recourse mortgage on its Decatur, Georgia property. The mortgage note bears interest at 6.72%, provides for annual debt service payments of $579 and matures in June 2008 when a balloon payment of $6,049 is due.

(7)      Related Party Transactions

         In 2001 and 2000, the Company earned $80 and $17, respectively in asset management fees from two partnerships controlled by the Company's Chairman. In 2001 and 2000, the Company incurred reimbursable expenses relating to these partnerships of $275 and $161, respectively. In 2001 the Company purchased a total of 10,479 limited partnership units in these two partnerships for approximately $1,100.

         On July 20, 2001, the Company announced amended terms of the agreement to acquire these partnerships. Under the new proposal, the Company would pay limited partners $64,350 in cash and common shares, and would assume existing debt of the partnerships. The limited partners would recieve the merger consideration, payable 50% in cash and 50% in the Company's common shares issued at a value not less than $14 per share nor more than $16 per share. The transaction is subject to customary conditions, including approval by the Company's shareholders and the partnership's limited partners.

(8)      Subsequent Events

         The Company sold 4,000,000 common shares at $15.20 per share raising net proceeds of $57,720.

         The Company declared a dividend of $0.32 per share payable on August 14, 2001 to shareholders of record on July 31, 2001.

         The Company repaid $34,388 in property specific mortgage debt resulting in an extraordinary charge of approximately $3,000.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 (dollars in thousands, except per share data)

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

As of June 30, 2001, the Company had ownership interests in 73 real estate properties, including eleven held by non-consolidated entities, and managed 25 additional properties.

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 2001, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately 13.1 million square feet of net rentable space. The Properties are generally subject to triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. As of June 30, 2001 all of the 73 Properties were leased to tenants.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2001, the Company generated $38,734 in revenue compared to $38,318 during the same period in 2000.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a dividend in respect of the second quarter of 2001, in the amount of $.32 per share to shareholders of record as of July 31, 2001 to be paid on August 14, 2001. The Company's annualized dividend rate is currently $1.28 per share.

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

Cash dividends paid to common shareholders increased to $10,919 in 2001 compared to $10,211 in 2000. Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations was $21,172 for the six months ended June 30, 2001 and $19,869 for the six months ended June 30, 2000.

Net cash used in investing activities totaled $9,558 and $22,294 for the six months ended June 30, 2001 and 2000, respectively. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments.

Net cash used in financing activities totaled $5,471 and $3,284 for the six months ended June 30, 2001 and 2000, respectively. Cash used in financing activities during each period was primarily attributable to proceeds from mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments, debt service payments and the repurchase of the Company's common shares/operating partnership units.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of June 30, 2001, based on the current $1.28 annual dividend.

                                                                 Current
Redeemable                                                     Annualized                    Total
For Shares of                         Number                    Per Unit                  Annualized
Common Shares as of:                  of Units                Distribution               Distribution
--------------------                  ---------               ------------               ------------
At any time                           3,460,472               $     1.28                $     4,429
At any time                           1,271,073                     1.08                      1,373
At any time                             133,050                     1.12                        149
June 2002                                83,400                     1.28                        107
January 2003                             17,901                      --                         --
March 2004                               43,734                     0.27                         12
March 2004                               19,510                      --                         --
November 2004                            24,552                      --                         --
March 2005                               29,384                      --                         --
January 2006                            171,168                      --                         --
February 2006                            28,230                      --                         --
May 2006                                  9,368                     0.29                          3
                                    -----------                 --------                -----------
                                      5,291,842               $     1.15              $       6,073
                                    ===========                 ========                ===========

Financing

Revolving Credit Facility. The Company obtained a three year $35,000 unsecured credit facility to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of June 30, 2001 the Company was in compliance with all covenants and there were no borrowings outstanding on the facility.

Financing Transactions. During the six months ending June 30, 2001 the Company completed the following financing transactions:

         - Obtained a $12,500 variable rate second mortgage on its Warren, Ohio property. The mortgage note provides for quarterly interest payments, matures in October 2007 when the entire $12,500 is due and currently bears interest at 7.69%.

         - Obtained a $15,144 non-recourse mortgage on its Glendale, Arizona property. The mortgage note bears interest at 7.40%, provides for annual debt service payments of $1,258 and matures in April 2011 when a balloon payment of $13,115 is due.

         - Obtained a $17,100 non-recourse mortgage on its Milpitas, California property. The mortgage note bears interest at LIBOR plus 297 (currently 6.92%) and matures in July 2004 when a balloon payment is due.

         - Obtained a $7,500 non-recourse mortgage on its Auburn Hills, Michigan property. The mortgage note bears interest at 7.01%, provides for annual debt service payments of $637 and matures in June 2011 when a balloon payment of $5,918 is due.

         - Obtained a $7,000 non-recourse mortgage on its Decatur, Georgia property. The mortgage note bears interest at 6.72%, provides for annual debt service payments of $579 and matures in June 2008 when a balloon payment of $6,049 is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 2001, a total of 56 properties, excluding properties held by non-consolidated entities, were subject to outstanding mortgages, which had an aggregate principal amount of $398,569. The weighted average interest rate on the Company's debt on such date was approximately 7.67%.

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

Results of Operations

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues of $415 and $1,038 for the three and six months ended June 30, 2001, respectively, $575 and $783, respectively, is attributable to increased earnings from co-investment programs established in 1999. The increase relates primarily to the timing of investments. Of the remaining change in revenue for the three and six months ended June 30, 2001, $73 and $416, respectively, was attributable to increased rental revenues from investments made in 2000 and an increase in base rents for leases with consumer price index adjustments. The increase in interest expense of $491 and $689 for the three and six months ended June 30, 2001, respectively, was due to the growth of the Company's portfolio and has been offset by principal amortization payments on existing debt, lower variable interest rates on the credit facility and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have decreased as a percentage of total revenue to approximately 6.0% in 2001 from approximately 6.6% in 2000 due to the growth of the Company's portfolio relative to these expenses. Gain on sale of properties decreased by $2,662 in 2001 compared to 2000 since no properties were sold in 2001. Minority interest expense decreased by $351 and $247 for the three and six months ended June 30, 2001, respectively, due to the redemption of operating partnership units in 2001. Net income decreased for the three and six months ended June 30, 2001 compared to 2000 due to the impact of the items discussed above.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the six months ended June 30, 2001 and 2000.

                                                         2001          2000
                                                       --------       --------
Net income                                             $  9,668       $ 11,817
Add back:
     Depreciation and amortization of real estate         8,718          8,793
     Extraordinary item                                     270             --
     Minority interest's share of net income              2,613          2,908
     Amortization of leasing commissions                    383            167
     Deemed conversion of notes payable                   1,000            582
     Joint venture adjustment                             1,919            845
     Gains on sale of properties                             --         (2,662)
                                                       --------       --------
        Funds from operations                          $ 24,571       $ 22,450
                                                       ========       ========

Cash flows from operating activities                   $ 21,172       $ 19,869
Cash flows from investing activities                     (9,558)       (22,294)
Cash flows from financing activities                     (5,471)        (3,284)

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to its variable rate unsecured credit facility. As of June 30, 2001 and 2000, the Company's variable rate indebtedness represented 9.5% and 17.8% of total long-term indebtedness, respectively. During the three and six months ended June 30, 2001 and 2000, this variable rate indebtedness had a weighted average interest rate of 6.87% and 7.21% and 7.68% and 7.60%, respectively, and had the weighted average interest rate been 100 basis points higher, the Company's net income for the three and six months ended June 30, 2001 and 2000 would have been reduced by approximately $110 and $240 and $175 and $352, respectively.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities - not applicable.

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders -

                  At the Company's Annual Meeting of Shareholders held on May 23, 2001, the following action was taken:

                  The shareholders elected the seven individuals nominated to serve as trustees of the Company until the 2002 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                                                    For                       Withheld
                                                                 ----------                   --------
                  E. Robert Roskind                              14,524,548                   325,849
                  Richard J. Rouse                               14,527,129                   323,268
                  T. Wilson Eglin                                14,526,432                   323,965
                  Geoffrey Dohrmann                              14,675,583                   174,814
                  Carl D. Glickman                               14,567,385                   283,012
                  John D. McGurk                                 14,681,865                   168,532
                  Seth M. Zachary                                14,442,958                   407,439

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                           (a) Exhibits

                               Exhibit No.           Exhibit
                               -----------           -------
                               10.41                 Underwriters' Agreement for Common Share Offering

                           (b) Reports on Form 8-K filed during the quarter
                               ended June 30, 2001.

                               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Lexington Corporate Properties Trust

Date: August 14, 2001                 By:      /s/ E. Robert Roskind
      -------------------                ---------------------------------------
                                         E. Robert Roskind
                                         Chairman and Co-Chief Executive Officer

Date: August 14, 2001                 By:      /s/ Patrick Carroll
      -------------------                ---------------------------------------
                                         Patrick Carroll
                                         Chief Financial Officer and Treasurer