Form 10-Q
period 2001-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2001-11-13
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 22,284,160 common shares, par value $.0001 per share on November 9, 2001.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2001 (Unaudited) and December 31, 2000
                 (in thousands, except share and per share data)

                                                                                                September 30,          December 31,
                                                                                                      2001                      2000
                                                                                                -------------          -------------
                          ASSETS:

Real estate, at cost                                                                            $    684,727           $     682,627
Less: accumulated depreciation and amortization                                                      111,878                  98,429
                                                                                                -------------          -------------
                                                                                                     572,849                 584,198
Cash and cash equivalents                                                                             15,766                   4,792
Restricted cash                                                                                        1,729                   1,598
Investment in and advances to non-consolidated entities                                               48,778                  40,836
Other assets, net                                                                                     45,396                  36,953
                                                                                                -------------          -------------
                                                                                                $    684,518           $     668,377
                                                                                                ============           =============
                          LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                                     $    348,763           $     345,505
Credit facility                                                                                          --                   41,821
Origination fees payable, including accrued interest                                                   6,654                   6,703
Accounts payable and other liabilities                                                                 6,459                   6,473
                                                                                                -------------          -------------
                                                                                                     361,876                 400,502
Minority interests                                                                                    57,365                  64,812
                                                                                                -------------          -------------
                                                                                                     419,241                 465,314
                                                                                                -------------          -------------
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A
Senior Cumulative Convertible Preferred, liquidation preference $25,000;
2,000,000 shares issued and outstanding                                                               24,369                  24,369
                                                                                                -------------          -------------

Common shares, par value $0.0001 per share; 287,888 shares issued and outstanding,
liquidation preference $3,886                                                                          3,809                   3,809
                                                                                                -------------          -------------

Shareholders' equity:
     Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     22,001,271 and 16,863,394 shares issued and outstanding in 2001 and 2000, respectively                2                      2
     Additional paid-in-capital                                                                      311,231                240,112
     Deferred compensation, net                                                                      (1,779)                 (1,019)
     Accumulated distributions in excess of net income                                               (70,382)               (62,227)
                                                                                                -------------         --------------
                                                                                                     239,072                176,868
Less:  notes receivable from officers/shareholders                                                    (1,973)                (1,983)
                                                                                                -------------         --------------
         Total shareholders' equity                                                                  237,099                174,885
                                                                                                -------------         --------------
                                                                                                $    684,518          $     668,377
                                                                                                ============          ==============





    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three and nine months ended September 30, 2001 and 2000
               (Unaudited and in thousands, except per share data)

                                                                Three months ended                      Nine months ended
                                                                    September 30,                          September 30,
                                                               2001              2000                 2001              2000
                                                               ----              ----                 ----              ----
Revenues:

     Rental                                                $     19,091      $     19,247          $     57,825     $     57,565
     Equity in earnings of non-consolidated entities                780               475                 2,196            1,108
     Interest and other                                             351               365                   882            1,057
                                                           ------------      ------------          ------------     ------------
                                                                 20,222            20,087                60,903           59,730
                                                           ------------      ------------          ------------     ------------
Expenses:

     Interest                                                     7,292             7,401                22,636           22,056
     Depreciation and amortization of real estate                 4,731             4,362                13,449           13,155
     Amortization of deferred expenses                              436               415                 1,192            1,088
     General and administrative                                   1,225             1,240                 3,682            3,838
     Property operating                                             436               338                 1,150            1,106
                                                           ------------      ------------          ------------     ------------
                                                                 14,120            13,756                42,109           41,243
                                                           ------------      ------------          ------------     ------------
Income before gain on sale of properties, minority
   interests and extraordinary item                               6,102             6,331                18,794           18,487
Gain on sale of properties                                           --               297                    --            2,959
                                                           ------------      ------------          ------------     ------------
Income before minority interests and extraordinary
   item                                                           6,102             6,628                18,794           21,446
Minority interests                                                1,181             1,508                 3,935            4,509
                                                           ------------      ------------          ------------     ------------
Income before extraordinary item                                  4,921             5,120                14,859           16,937
Extraordinary item                                               (2,874)               --                (3,144)              --
                                                           ------------      ------------          ------------     ------------

           Net income                                      $      2,047      $      5,120          $     11,715     $     16,937
                                                           ============      ============          ============     ============

Income per common share-basic:
Income before extraordinary item                           $       0.21      $       0.26          $       0.70     $       0.89
Extraordinary item                                                (0.14)               --                 (0.17)              --
                                                           ------------      ------------          ------------     ------------

Net income                                                 $       0.07      $       0.26          $       0.53     $       0.89
                                                           ============      ============          ============     ============

Weighted average common shares outstanding                   20,615,907        16,906,036            18,364,342       16,889,606
                                                           ============      ============          ============     ============

Income per common share-diluted:
Income before extraordinary item                           $       0.20      $       0.26          $       0.69     $       0.85
Extraordinary item                                                (0.13)               --                 (0.17)              --
                                                           ------------      ------------          ------------     ------------
Net income                                                 $       0.07      $       0.26          $       0.52     $       0.85
                                                           ============      ============          ============     ============

Weighted average common shares outstanding                   21,011,999        22,765,499            18,674,703       24,627,639
                                                           ============      ============          ============     ============







    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2001 and 2000
                 (Unaudited and in thousands, except share data)

                                                                             2001                    2000
                                                                             -----                   -----
Net cash provided by operating activities                                   $ 28,943               $ 27,587
                                                                            --------               --------

Cash flows from investing activities:

     Acquisitions of real estate and tenant improvements                      (2,101)               (27,116)
     Investment in and advances to non-consolidated entities                  (8,752)               (16,182)
     Pending acquisition costs                                                  (533)                    --
     Real estate deposits                                                       (300)                (4,633)
     Investment in partnerships                                               (1,065)                    --
     Proceeds from sale of real estate, net                                       --                 19,402
                                                                            --------               --------
Net cash used in investing activities                                        (12,751)               (28,529)
                                                                            --------               --------

Cash flows from financing activities:

     Proceeds of mortgages and notes payable                                  59,244                 45,300
     Dividends to common and preferred shareholders                          (19,870)               (17,394)
     Principal payments on debt, excluding normal amortization               (47,196)               (13,093)
     Principal amortization payments                                          (8,397)                (7,819)
     Change in credit facility borrowings, net                               (41,821)                (6,500)
     Cash distributions to minority partners                                  (4,708)                (4,702)
     Proceeds from the issuance of common shares, net                         64,684                    818
     Repurchase of common shares/units                                          (349)                (3,211)
     Increase in escrow deposits                                                (516)                    --
     Other financing activities, net                                          (2,714)                  (270)
     Penalties paid on early retirement of debt                               (3,575)                    --
                                                                            --------               --------
Net cash used in financing activities                                         (5,218)                (6,871)
                                                                            --------               --------

     Change in cash and cash equivalents                                      10,974                 (7,813)
Cash and cash equivalents, at beginning of period                              4,792                  8,837
                                                                            --------               --------
Cash and cash equivalents, at end of period                                 $ 15,766               $  1,024
                                                                            ========               ========

Supplemental Disclosure of Non - Cash Investing and Financing Activities:

During 2001 and 2000, the Company issued 100,000 and 73,800 common shares, respectively, to certain employees and trustees resulting in $1,181 and $664, respectively, of deferred compensation. These common shares vest ratably primarily over a 5 year period.

During 2001 and 2000, holders of an aggregate of 412,275 and 124,023 partnership units, respectively, redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and a corresponding decrease in minority interests of $5,625 and $1,668, respectively.

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

                               September 30, 2001

      (Unaudited and dollars in thousands, except share and per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. The Company was organized in 1993 to combine and continue to expand the business of two affiliated limited partnerships. As of September 30, 2001 the Company had ownership interests in seventy-three properties and managed an additional twenty-five properties.

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

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include preferred shares, operating partnership units and exchangeable redeemable secured notes. The preferred shares, operating partnership units and exchangeable redeemable secured notes are excluded from all 2001 computations since they are anti-dilutive. The preferred shares are excluded from the three and nine months ended September 30, 2000 computations and the exchangeable redeemable secured notes are excluded from the three months ended September 30, 2000 computation. During the third quarter of 2001 the Company retired all redeemable secured notes.

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2001 and 2000.

                                                             Three months ended                       Nine months ended
                                                                September 30,                            September 30,
                                                           2001              2000                2001                   2000
                                                           ----              ----                ----                   ----
BASIC

Income before extraordinary item                       $      4,921       $      5,120        $     14,859          $     16,937
Less preferred dividends                                        672                651               2,016                 1,911
                                                       ------------       ------------        ------------          ------------
Income attributed to common shareholders
    before extraordinary item                                 4,249              4,469              12,843                15,026
Extraordinary item                                           (2,874)                --              (3,144)                   --
                                                       ------------       ------------        ------------          ------------
Net income attributed to common shareholders           $      1,375       $      4,469        $      9,699          $     15,026
                                                       ============       ============        ============          ============

Weighted average number of common shares
    outstanding                                          20,615,907         16,906,036          18,364,342            16,889,606
                                                       ============       ============        ============          ============

Income per common share - basic:
Income before extraordinary item                       $       0.21       $       0.26        $       0.70          $       0.89
Extraordinary item                                            (0.14)                --               (0.17)                   --
                                                       ------------       ------------        ------------          ------------
Net income                                             $       0.07       $       0.26        $       0.53          $       0.89
                                                       ============       ============        ============          ============

DILUTED

Income attributed to common shareholders before
    extraordinary item - basic                         $      4,249       $      4,469        $     12,843          $     15,026
Add incremental income attributed to assumed
    conversion of dilutive securities                            --              1,419                  --                 5,827
                                                       ------------       ------------        ------------          ------------
Income attributed to common shareholders before
    extraordinary item - diluted                              4,249              5,888              12,843                20,853
Extraordinary item                                           (2,874)                --              (3,144)                   --
                                                       ------------       ------------        ------------          ------------
Net income attributed to common shareholders -
    diluted                                            $      1,375       $      5,888        $      9,699          $     20,853
                                                       ============       ============        ============          ============

Weighted average number of common shares used in
    calculation of basic earnings per share              20,615,907         16,906,036          18,364,342            16,889,606

Add incremental shares representing:
    Shares issuable upon exercise of employee
      stock options                                         396,092            131,716             310,361                87,035
    Shares issuable upon conversion of dilutive
      securities                                                 --          5,727,747                  --             7,650,998
                                                       ------------       ------------        ------------          ------------
Weighted average number of shares used in
    calculation of diluted earnings per common
      share                                              21,011,999         22,765,499          18,674,703            24,627,639
                                                       ============       ============        ============          ============

Income per common share-diluted:
Income before extraordinary item                       $       0.20       $       0.26        $       0.69          $       0.85
Extraordinary item                                            (0.13)                --               (0.17)                   --
                                                       ------------       ------------        ------------          ------------
Net income                                             $       0.07       $       0.26        $       0.52          $       0.85
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

         Recently Issued Accounting Pronouncements. In October 2001, the FASB issued the Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). FAS 144 addresses financial accounting and reporting for the disposal of long-lived assets. FAS 144 becomes effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The Company does not expect the pronouncement to have a material impact on its consolidated financial position, results of operations or cash flows.

         Reclassifications. Certain amounts included in the 2000 financial statements have been reclassified to conform with the 2001 presentation.

(3)      Investments in Joint Ventures

         The Company's joint venture with an institutional partner has acquired one property in 2001, for $14,400, of which $10,800 was funded through a purchase money note. The purchase money note was satisfied with the proceeds of an $11,000 non-recourse mortgage. The mortgage bears interest at 7.33%, requires annual debt service payments of $908 and matures in August 2011 when a balloon payment of $9,675 is due. The lease, which expires in 2011, provides for annual rental revenues of approximately $1,514. This property was purchased, at cost, from the Company.

         The Company's joint venture with a private investor has developed a 107,894 square foot expansion of its 348,410 square foot office building in Columbia, South Carolina. The property, net leased to Blue Cross Blue Shield of South Carolina, was purchased in 1999 for $42,500. The expansion was completed in October 2001 for $10,900. The tenant has entered into a lease for the expansion which expires on September 30, 2009 (the expiration date of the primary lease), at a weighted average rental rate of 18.6% of the construction costs. The Company funded 40% of the construction costs and will receive 40% of all cash flows.

(4)      Concentration of Risk

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

         For the nine months ended September 30, 2001 and 2000 the following tenants represented 10% or greater of rental revenues:

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

         The following is a summary of the most recent audited and unaudited financial data for these two tenants:

                         Northwest Pipeline Corporation
                         ------------------------------

                                                Year end        Second Quarter ended
                                                12/31/00               6/30/01
                                                --------              --------
           Operating revenues                   $296,361              $143,079
           Operating expenses                    146,499                73,110
           Net income                             79,742                35,667

           Current assets                       $121,799              $118,521
           Non current assets                    982,280               978,814
           Current liabilities                   110,039                87,612
           Non current liabilities               524,659               524,675
           Shareholder's equity                  469,381               485,048


                                Kmart Corporation
                                -----------------

                                                 Year end          Second Quarter ended
                                                  1/31/01                8/1/01
                                                  -------                ------
           Sales                                $37,028,000           $17,255,000
           Cost of Sales                         29,658,000            13,667,000
           Net loss                                 244,000               120,000

           Current assets                       $ 7,624,000           $ 8,174,000
           Non current assets                     7,006,000             7,175,000
           Current liabilities                    3,799,000             3,849,000
           Non current liabilities                3,861,000             4,548,000
           Redeemable preferred securities          887,000               887,000
           Shareholders' equity                   6,083,000             6,065,000


(5)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF or LCIF II as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through May 2006.

         As of September 30, 2001 the total number of limited partnership units of LCIF and LCIF II outstanding was 5,268,299. These units, subject to certain adjustments through the date of redemption, require distributions per unit in varying amounts from $0 to $1.28 per annum and have a current average distribution of $1.15 per annum.

(6)      Mortgages and Notes Payable

         During the nine months ended September 30, 2001, the Company obtained the following mortgages:

         - Obtained a $12,500 variable rate second mortgage on its Warren, Ohio property. The mortgage note provides for quarterly interest payments, matures in October 2007 when the entire $12,500 is due and bears interest at 375 basis points above 90 day LIBOR (7.27% at September 30, 2001).

         - Obtained a $15,144 non-recourse mortgage on its Glendale, Arizona property. The mortgage note bears interest at 7.40%, provides for annual debt service payments of $1,258 and matures in April 2011 when a balloon payment of $13,115 is due.

         - Obtained a three year $35,000 unsecured credit facility with Fleet Bank to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of September 30, 2001 the Company was in compliance with all covenants and there were no borrowings outstanding on the facility. Unamortized capitalized costs of $270 incurred in obtaining the $60,000 credit facility were written off when the Company replaced the facility.

         - Obtained a $17,100 non-recourse mortgage on its Milpitas, California property. The mortgage note bears interest at 297 basis points above 30 day LIBOR (6.55% at September 30, 2001) and matures in July 2004 when a balloon payment is due.

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

         During the third quarter of 2001 the Company satisfied the following mortgages:

         Property                       Balance                          Rate       Scheduled Maturity
         --------                       -------                          ----       ------------------
         Bessemer, AL                   $ 1,000                         9.500%          9/01/01
         Tampa, FL                        5,023                         7.050%          8/15/02
         Tampa, FL                        4,094                         7.050%          8/15/02
         Gordonsville, TN                   895                         9.500%          10/01/02
         Bakersfield, CA                  1,030                         9.350%          12/01/02
         Columbia, MD                     1,340                        10.750%          7/20/03
         Mechanicsburg, PA               25,000                         8.000%          3/20/04
         Rockville, MD                      704                         8.820%          3/01/05
         Laguna Hills, CA                 3,123                         8.375%          2/01/06
         Honolulu, HI                     4,987                        10.250%          10/01/10
                                        -------                       --------
                                        $47,196                         8.259%
                                        =======                       ========


         The mortgage satisfactions resulted in an extraordinary charge of approximately $2,874, net of the impact on minority interests.

(7)      Related Party Transactions

         In 2001 and 2000, the Company earned $112 and $55, respectively, in asset management fees from two partnerships in which the Company's Chairman is the general partner. In 2001 and 2000, the Company incurred reimbursable expenses relating to these partnerships of $411 and $311, respectively. In 2001 the Company purchased a total of 10,479 limited partnership units in these two partnerships for approximately $1,100.

         On July 20, 2001, the Company announced amended terms of the agreement to acquire these partnerships. Under the new proposal, the Company would pay limited partners $64,350 in cash and common shares, and would assume existing debt of the partnerships. The limited partners would receive the merger consideration, payable 50% in cash and 50% in the Company's common shares issued at a value not less than $14 per share nor more than $16 per share. The transaction is subject to customary conditions, including approval by the Company's shareholders and the partnership's limited partners. The Special Meeting of Shareholders to vote on these acquisitions is scheduled for November 28, 2001.

(8)      Equity Offering

         During the third quarter of 2001, the Company sold 4,000,000 common shares at $15.20 per share raising net proceeds of $57,720. In addition, the underwriters exercised their over-allotment option and purchased an additional 400,000 common shares from the Company for net proceeds of $5,644.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------
                  (dollars in thousands, except per share data)


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

As of September 30, 2001, the Company had ownership interests in 73 real estate properties, including eleven held by non-consolidated entities, and managed 25 additional properties.

Liquidity and Capital Resources

Real Estate Assets. As of September 30, 2001, the Company's real estate assets were located in twenty-nine states and contained an aggregate of approximately
13.2 million square feet of net rentable space, including a 107,894 square foot expansion which was completed in October 2001. The Properties are generally subject to triple net leases, which are generally characterized as a lease in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. As of September 30, 2001 71 of the 73 Properties were leased to tenants.

The Company's principal sources of liquidity are revenue generated from the Properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2001, the Company generated $57,825 in rental revenue compared to $57,565 during the same period in 2000.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a dividend in respect of the third quarter of 2001, in the amount of $.32 per share to shareholders of record as of October 31, 2001 to be paid on November 14, 2001. The Company's annualized dividend rate is currently $1.28 per share.

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

Cash dividends paid to common shareholders increased to $17,875 in 2001 compared to $15,483 in 2000. Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $28,943 for the nine months ended September 30, 2001 and $27,587 for the nine months ended September 30, 2000.

Net cash used in investing activities totaled $12,751 and $28,529 for the nine months ended September 30, 2001 and 2000, respectively. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments.

Net cash used in financing activities totaled $5,218 and $6,871 for the nine months ended September 30, 2001 and 2000, respectively. Cash used in financing activities during 2001 was primarily attributable to the issuance of common shares and repayment of mortgage debt with the proceeds from the common share offering. All other financing activities in 2001 and all financing activities in 2000 were primarily attributable to proceeds from mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments, debt service payments and the repurchase of the Company's common shares/operating partnership units.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of September 30, 2001, based on the current $1.28 annual dividend.

                                                                 Current
Redeemable                                                     Annualized                    Total
For Shares of                         Number                    Per Unit                  Annualized
Common Shares as of:                  of Units                Distribution               Distribution
--------------------                  ---------               ------------               ------------
At any time                           3,436,929               $     1.28                 $    4,399
At any time                           1,271,073                     1.08                      1,373
At any time                             133,050                     1.12                        149
June 2002                                83,400                     1.28                        107
January 2003                             17,901                      --                         --
March 2004                               43,734                     0.27                         12
March 2004                               19,510                      --                         --
November 2004                            24,552                      --                         --
March 2005                               29,384                      --                         --
January 2006                            171,168                      --                         --
February 2006                            28,230                      --                         --
May 2006                                  9,368                     0.29                          3
                                    -----------                 --------                -----------
                                      5,268,299               $     1.15                 $    6,043
                                    ===========                 ========                ===========

Financing

Revolving Credit Facility. The Company obtained a three year $35,000 unsecured credit facility to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of September 30, 2001 the Company was in compliance with all covenants and there were no borrowings outstanding on the facility.

Financing Transactions. During the nine months ending September 30, 2001 the Company completed the following financing transactions:

         - Obtained a $12,500 variable rate second mortgage on its Warren, Ohio property. The mortgage note provides for quarterly interest payments, matures in October 2007 when the entire $12,500 is due and bears interest at 375 basis points above 90 day LIBOR (7.27% at September 30, 2001).

         - Obtained a $15,144 non-recourse mortgage on its Glendale, Arizona property. The mortgage note bears interest at 7.40%, provides for annual debt service payments of $1,258 and matures in April 2011 when a balloon payment of $13,115 is due.

         - Obtained a three year $35,000 unsecured credit facility with Fleet Bank to replace its $60,000 credit facility which was scheduled to expire in July 2001. The new facility bears interest at LIBOR plus 150-250 basis points depending on the level of the Company's indebtedness. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of September 30, 2001 the Company was in compliance with all covenants and there were no borrowings outstanding on the facility. Unamortized capitalized costs of $270 incurred in obtaining the $60,000 credit facility were written off when the Company replaced the facility.

         - Obtained a $17,100 non-recourse mortgage on its Milpitas, California property. The mortgage note bears interest at 297 basis points above 30 day LIBOR (6.55% at September 30, 2001) and matures in July 2004 when a balloon payment is due.

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

         - During the third quarter of 2001 the Company satisfied the following mortgages:

                      Property                      Balance                   Rate                  Maturity
                      --------                      -------                   ----                  --------
                  Bessemer, AL                      $ 1,000                  9.500%                   9/01/01
                  Tampa, FL                           5,023                  7.050%                   8/15/02
                  Tampa, FL                           4,094                  7.050%                   8/15/02
                  Gordonsville, TN                      895                  9.500%                  10/01/02
                  Bakersfield, CA                     1,030                  9.350%                  12/01/02
                  Columbia, MD                        1,340                 10.750%                   7/20/03
                  Mechanicsburg, PA                  25,000                  8.000%                   3/20/04
                  Rockville, MD                         704                  8.820%                   3/01/05
                  Laguna Hills, CA                    3,123                  8.375%                   2/01/06
                  Honolulu, HI                        4,987                 10.250%                  10/01/10
                                                    -------                 -------
                                                    $47,196                  8.259%
                                                    =======                ========


The mortgage satisfactions resulted in an extraordinary charge of $2,874, net of the impact on minority interests.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 2001, a total of 44 properties, excluding properties held by non-consolidated entities, were subject to outstanding mortgages, which had an aggregate principal amount of $348,763. The weighted average interest rate on the Company's debt on such date was approximately 7.54%.

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

Results of Operations

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues for the three and nine months ended September 30, 2001, $305 and $1,088, respectively, is attributable to increased earnings from co-investment programs established in 1999. The increase relates primarily to the timing of investments. Of the remaining change in revenue for the three and nine months ended September 30, 2001, $ (156) and $260, respectively, was attributable to increased rental revenues from investments made in 2000 and an increase in base rents for leases with consumer price index adjustments less the impact of rental loss due to vacancies in the third quarter of 2001. The change in interest expense of $(109) and $580 for the three and nine months ended September 30, 2001, respectively, was due to the growth of the Company's portfolio and has been offset by principal amortization payments on existing debt, lower variable interest rates on the credit facility, lower interest rates on new debt incurred by the Company and the repayment of mortgage debt in the third quarter of 2001. The Company's general and administrative expenses have decreased as a percentage of total revenue to approximately 6.0% for the nine months ended September 30, 2001 from approximately 6.4% for the nine months ended September 30, 2000 due to the growth of the Company's portfolio relative to these expenses. Gain on sale of properties decreased in 2001 compared to 2000 due to the timing of sales. The extraordinary item in 2001 relates to the costs incurred in satisfying mortgage debt prior to scheduled maturity dates. Minority interest expense decreased by $327 and $574 for the three and nine months ended September 30, 2001, respectively, due to the redemption of operating partnership units in 2001 and the impact of debt satisfaction. Net income decreased for the three and nine months ended September 30, 2001 compared to 2000 due to the impact of the items discussed above.

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

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the nine months ended September 30, 2001 and 2000.

                                                                 2001                   2000
                                                               --------               --------
Net income                                                     $ 11,715               $ 16,937
Add back:
     Depreciation and amortization of real estate                13,449                 13,155
     Extraordinary item                                           3,144                     --
     Minority interest's share of net income                      3,817                  4,327
     Amortization of leasing commissions                            574                    332
     Deemed conversion of notes payable                           1,000                  1,082
     Joint venture adjustment                                     2,772                  1,322
     Gains on sale of properties                                     --                 (2,959)
                                                               --------               --------
        Funds from operations                                  $ 36,471               $ 34,196
                                                               ========               ========

Cash flows from operating activities                           $ 28,943               $ 27,587
Cash flows from investing activities                            (12,751)               (28,529)
Cash flows from financing activities                             (5,218)                (6,871)

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to its variable rate indebtedness. As of September 30, 2001 and 2000, the Company's variable rate indebtedness represented 10.9% and 17.2% of total long-term indebtedness, respectively. During the three and nine months ended September 30, 2001 and 2000, this variable rate indebtedness had a weighted average interest rate of 6.67% and 7.14% and 7.94% and 7.74%, respectively, and had the weighted average interest rate been 100 basis points higher, the Company's net income for the three and nine months ended September 30, 2001 and 2000 would have been reduced by approximately $104 and $344 and $153 and $501, respectively.

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

ITEM 3.           Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits - None.

                           (b) Reports on Form 8-K and Form 8-K/A filed during the quarter ended September 30, 2001.

                                    (i)      Form 8-K dated July 20, 2001, filed
                                             July 23, 2001. Announced amended
                                             terms of its agreement to acquire
                                             the Net Partnerships in a merger
                                             transaction valued at approximately
                                             $140 million.

                                    (ii)     Form 8-K dated July 25, 2001, filed
                                             July 25, 2001. Provided the
                                             explanation of Regulation FD
                                             Disclosure.

                                    (iii)    Form 8-K/A dated July 20, 2001,
                                             filed July 25, 2001. Provided
                                             proforma financial information
                                             regarding the proposed acquisition
                                             of Net 1 L.P. and Net 2 L.P. as of
                                             March 31, 2001 and for the three
                                             months ended March 31, 2001 and for
                                             the year ended December 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Lexington Corporate Properties Trust

Date: November 13, 2001             By:      /s/ E. Robert Roskind
      -----------------                -----------------------------------------
                                         E. Robert Roskind
                                         Chairman and Co-Chief Executive Officer

Date: November 13, 2001             By:      /s/ Patrick Carroll
      -----------------                -----------------------------------------
                                         Patrick Carroll
                                         Chief Financial Officer and Treasurer