Form 10-K405
period 2001-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2002-02-21
CIK 910108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant as of February 19, 2002 was $351,194,490, based on the closing price of common shares as of that date, which was $14.90 per share.

     Number of common shares outstanding as of February 19, 2002 was 24,668,049.

     Number of preferred shares outstanding as of February 19, 2002 was 2,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for Registrant's 2002 Annual Meeting of Shareholders is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1.  BUSINESS

GENERAL

     Lexington Corporate Properties Trust (the "Company"), is a self-managed and self-administered real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties. Lexington Realty Advisors, Inc. ("LRA"), a non-consolidated affiliate of the Company, provides investment advisory and asset management services to institutional investors in the net lease area. The Company's predecessor was organized in October 1993 and merged into the Company on December 31, 1997.

     As of December 31, 2001, the Company's real property portfolio consisted of 98 properties (or interests therein) (the "Properties") located in thirty states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 16.7 million net rentable square feet of space. In addition, LRA manages 2 properties for a third party. The Company's Properties are generally subject to triple net leases, which are characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance. As of December 31, 2001, 98.3% of net rentable square feet were subject to a lease.

     The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. As of December 31, 2001, the ten largest tenants/guarantors, which occupy 18 Properties, represented 47.0% of trailing twelve month rent, including the Company's proportionate share of non-consolidated investments.

                                                 % OF 12 MONTH                   NUMBER OF
TENANT/GUARANTOR                                 TRAILING RENT   PROPERTY TYPE   PROPERTIES
----------------                                 -------------   -------------   ----------
Kmart Corporation..............................       9.6%       Industrial           1
Northwest Pipeline Corporation.................       9.4        Office               1
Exel Logistics, Inc............................       5.2        Industrial           4
Honeywell, Inc.................................       4.4        Office               3
Vartec Telecom, Inc............................       3.7        Office               1
Circuit City Stores, Inc.......................       3.7        Office/Retail      1/3
Aventis Pharmaceuticals, Inc...................       3.0        Office               1
Artesyn North America, Inc.....................       2.7        Office               1

                                                 % OF 12 MONTH                   NUMBER OF
TENANT/GUARANTOR                                 TRAILING RENT   PROPERTY TYPE   PROPERTIES
----------------                                 -------------   -------------   ----------
Boeing North American Services, Inc............       2.7        Office               1
Avnet, Inc.....................................       2.6        Office               1
                                                     ----                           ---
                                                     47.0%                           18
                                                     ====                           ===

     Kmart Corporation ("Kmart"), the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the Property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units of $18.9 million and $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $8.4 million ($4.95 per square foot) and increase to $9.4 million on October 1, 2002. Rents are paid semi-annually in arrears. The Property is encumbered by a non-recourse first mortgage, bearing interest at 7% with an outstanding balance of $29.8 million at December 31, 2001. Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. Accordingly, this Property currently provides an annual after debt service cash flow to the Company of $2.2 million.

     The Property is one of sixteen warehouse distribution facilities utilized in Kmart's logistical operation. According to Kmart, this facility ranks third by distribution volume, is the primary supply source for 185 Kmart retail stores (approximately 9% of Kmart's total) and also supplies other distribution facilities used by Kmart. As of December 31, 2001 the Company had $3.8 million in accounts receivable from Kmart (including $1.7 million in straight-line rents). Kmart is current in its rental obligation to the Company (the next rental payment is due April 1, 2002) and there have been no discussions with respect to the lease.

     As of December 31, 2000 and 1999 the ten largest tenants/guarantors represented 51.4% and 54.3% of trailing twelve month rent, respectively. In 2000 and 1999 Northwest Pipeline Corp. and Kmart Corporation each represented 11% and 12%, respectively, of revenues.

OBJECTIVES AND STRATEGY

     The Company's primary objectives are to increase Funds From Operations, cash available for distribution per share to its shareholders, and net asset value per share. In an effort to achieve these objectives management focuses on:

     - effectively managing assets through lease extensions, revenue enhancing property expansions, opportunistic property sales and redeployment of assets, when advisable;

     - entering into strategic co-investment programs which generate higher equity returns than direct investments due to acquisition, asset management and debt placement fees and in some cases increased leverage levels;

     - LRA entering into third party advisory contracts to generate advisory fee revenue;

     - acquiring portfolios and individual net lease properties from third parties, completing sale/leaseback transactions, acquiring build-to-suit properties and opportunistically using common shares and operating partnership units to effect acquisitions;

     - refinancing existing indebtedness at lower average interest rates and increasing the Company's access to capital to finance property acquisitions and expansions; and

     - repurchasing common shares and operating partnership units when they trade at a discount to net asset value.

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

     Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. Since February 1994, the Company has entered into lease extensions of three years or more on 20 of its Properties. During 2001, the Company entered into 2 lease extensions for Properties with leases scheduled to expire in 2001 for an average of 7.5 years and a 8.2% increase over the then current average rental revenue.

     As of December 31, 2001, the scheduled lease maturities for each of the next five years are as follows:

                                                                            2002
                                               NUMBER                   STRAIGHT LINE
                                                 OF         SQUARE          RENTS        % OF
                                               LEASES       FOOTAGE       ($000'S)       RENT
                                              ---------    ---------    -------------    ----
2002........................................      2          290,800       $   682        0.6%
2003........................................      1          179,280         1,900        1.7
2004........................................      1           27,360           337        0.3
2005........................................      7          956,408         7,460        6.8
2006........................................     15        2,085,538        12,739       11.6
                                                 --        ---------       -------       ----
                                                 26        3,539,386       $23,118       21.0%
                                                 ==        =========       =======       ====

     Revenue Enhancing Property Expansions. The Company undertakes expansions of its Properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities. During 2001, the Company's joint venture with a private investor completed a 107,894 square foot expansion of its 348,410 square foot office building in South Carolina. The Property is net leased to Blue Cross Blue Shield of South Carolina. The expansion cost was $10.9 million. The tenant has leased the expansion through September 30, 2009 at an average annual rent of $2.0 million.

     The Company also has entered into an agreement to expand its Property in Lancaster, California net leased to Michaels Stores, Inc. The expansion, expected to be completed in October 2002, will be leased to the tenant for seventeen years at annual rent equal to 11.875% of construction cost which is estimated to be $15.0 million. During the construction period, the Company will earn interest on amounts advanced at 11.875% per annum. The Company expects to fund the construction with draws on its unsecured revolving credit facility, which at February 19, 2002 bears interest at a floating rate of approximately 3.35% per annum, and expects to place permanent financing on the expansion upon completion of construction. In addition, the lease on the existing building, which was scheduled to expire in June 2013, will be extended so that it is co-terminus with lease on the expansion.

  Acquisition Strategies

     The Company seeks to enhance its net lease Property portfolio through acquisitions of general purpose, efficient, well-located properties in growing markets. Management has diversified the Company's portfolio by geographical location, tenant industry segment, lease term expiration and property type with the intention of providing steady internal growth with low volatility. Management believes that such diversification should help insulate the Company from regional recession, industry specific downturns and price fluctuations by property type. Prior to effecting any acquisitions, management analyzes the (i) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (ii) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (iii) present and anticipated conditions in the local real estate market; and (iv) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. Management also evaluates each potential tenant's financial strength, growth prospects, competitive position within its respective industry and a property's strategic location and function within a tenant's operations or distribution systems. Management believes that its comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by the Company.

     Operating Partnership Structure. The operating partnership structure enables the Company to acquire properties by issuing to a seller, as a form of consideration, interests in the Company's operating partnerships ("OP Units"). Management believes that this structure facilitates the Company's ability to raise capital and to acquire portfolio and individual properties by enabling the Company to structure transactions which may defer tax gains for a contributor of property while preserving the Company's available cash for other purposes, including the payment of dividends and distributions. The Company has used OP Units as a form of consideration in connection with the acquisition of 22 Properties, excluding the Properties purchased in the Net Partnerships acquisition (see below).

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

     On November 28, 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (the "Net Partnerships") for $136.3 million which owned twenty-three Properties in thirteen states. Subsequent to the acquisition of the Net Partnerships, the Company sold one retail Property for $4.1 million. The twenty-two Properties currently owned are scheduled to generate current rent of approximately $14.8 million. The Properties have a remaining weighted average lease term of approximately 11.4 years and are net-leased to eighteen tenants, including Hewlett Packard Company, Nextel Finance Company, Cox Communications, Inc., and Wal-Mart Stores, Inc. The general partners of the Net Partnerships were controlled by the Chairman and Co-Chief Executive Officer of the Company.

     In connection with the acquisition, the Company assumed approximately $61.4 million of third party mortgage financing (excluding $11.1 million in obligations due to the Company) with a weighted average interest rate of 7.9% and issued 2,143,840 common shares, 44,858 operating partnership units, and paid $31.6 million in cash to the partners of the Net Partnerships. The number of common shares and operating partnership units issued was based on an issue price of $14.49 per share/unit, which equaled the average of the Company's common share closing price for the twenty trading days prior to the effective date of the acquisition. The Company satisfied the cash portion of the acquisition with cash balances on hand and by drawing on its unsecured credit facility.

     Joint Venture Co-Investments. In 1999, the Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("CRF"). The joint venture entity, Lexington Acquiport Company, LLC ("LAC"), acquires high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and CRF committed to make equity contributions to LAC of up to $50 million and $100 million, respectively, of which $111.3 million has been funded as of December 31, 2001. Property acquisitions will be additionally funded through the use of non-recourse mortgages. During 2001, LAC made one acquisition, for $14.4 million, of which $11.0 million was funded through a non-recourse mortgage, which matures in 2011. As of December 31, 2001, LAC had ownership interest in 7 Properties. The Property leases, which expire at various dates ranging from 2009 to 2011, provide for current annual cash rent of approximately $26.3 million. LAC also has an investment, an $11.0 million participating note, which was used to partially fund the purchase of a 327,325 square foot office Property in Texas for $34.8 million. As of December 31, 2001, LAC has made investments totaling $284.2 million.

     LRA has a management agreement with LAC whereby LRA will perform certain services for a fee relating to the acquisition (75 basis points of cost) and management (200 basis points of rent collected annually) of the LAC investments. During 2001 and 2000, LRA earned fees of $644,000 and $2.0 million relating to this management agreement.

     In December 2001, the Company and CRF announced the expansion of this joint venture. The Company and CRF have committed to fund an additional $50 million and $150 million, respectively, to purchase up to $560 million in single tenant net lease office and industrial properties. LRA, in addition to earning fees as discussed above, earns 50 basis points for all mortgage debt directly placed.

     In 1999, the Company also formed a joint venture to own a Property net leased to Blue Cross Blue Shield of South Carolina. The Company has a 40% interest in the joint venture and LRA entered into a management agreement with similar terms as the management agreement with LAC. During each of 2001 and 2000, LRA earned fees of $91,000 relating to this management contract.

     Advisory Contracts. In 2000 LRA entered into an advisory and asset management agreement to invest and manage $50 million of equity on behalf of a private investment fund. The investment program could, depending on leverage utilized, acquire up to $140 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the private investment fund. During 2001 this fund purchased $25.4 million in properties, and LRA earned $228,600 in acquisition fees and $22,900 in asset management fees relating to these acquisitions.

     Sale/Leaseback Transactions. The Company seeks to acquire portfolio and individual net lease properties in sale/leaseback transactions. The Company selectively pursues sale/leaseback transactions with creditworthy sellers/tenants with respect to properties that are integral to the sellers'/tenants' ongoing operations.

     Build-to-Suit Properties. The Company also acquires, after construction has been completed, "build-to-suit" properties that are entirely pre-leased to their intended corporate users before construction. As a result, the Company does not assume the risk associated with the construction phase of a project.

     Lexington Realty Advisors, Inc. In addition to its management and advisory business, LRA acquires properties for its own account with the intent to sell them when market conditions warrant. During 2001 and 2000 LRA purchased two Properties and one Property, respectively, for $31.5 million and $9.0 million, respectively. Although the intent of LRA is to sell its Properties when an appropriate offer is received, LRA only acquires net leased Properties that it believes will meet its current and total return requirements if held for the long-term. LRA has not sold any Properties purchased. See Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding LRA.

     Competition. Through our predecessor entities the Company has been in the net lease business for 28 years and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. In addition, management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources, that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties. Due to the Company's focus on net lease properties located throughout the United States, the Company does not encounter the same competitors in each region of the United States since most competitors are locally and/or regionally focused. The Company's competitors include other REITs, pension funds, private companies and individuals.

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

  Access to Capital and Refinancing Existing Indebtedness

     During 2001, the Company completed a 4.4 million common share offering at $15.20 per share raising $63.4 million of proceeds. The proceeds were used to pay down debt and fund acquisitions.

     As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 7.79% as of December 31, 1999 to approximately 7.28% as of December 31, 2001. Scheduled balloon payments, excluding the $10.0 million outstanding on the variable rate unsecured credit facility due in 2004, over the next five years are as follows ($000's):

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                           BALLOON AMOUNTS    INTEREST RATE
                                                           ---------------    -------------
2002.....................................................      $    --              --
2003.....................................................           --              --
2004.....................................................       17,360           5.14%
2005.....................................................       80,963           7.31%
2006.....................................................           --              --
                                                               -------            ----
                                                               $98,323           6.93%
                                                               =======            ====

     During 2001, excluding debt assumed in the Net Partnerships acquisition, the Company obtained $60.7 million in non-recourse mortgage financings on Properties at a fixed weighted average interest rate of 7.27% and $39.4 million in variable rate mortgage financing at a rate of 5.12% at December 31, 2001. The proceeds of the financings were used to (i) repay borrowings under the variable rate unsecured credit facility, (ii) satisfy maturing mortgages and (iii) fund joint venture and other investments.

     The Company's variable rate unsecured credit facility bears interest at 150-250 basis points over the Company's option of 1, 3 or 6 month LIBOR, depending on the amount of Properties the Company owns free and clear of mortgage debt, and is scheduled to mature in March 2004. As of December 31, 2001, $10.0 million outstanding under this facility bore interest at a rate of 3.43%.

     Common Share Repurchase. The Company's Board of Trustees authorized the repurchase of up to 2.0 million common shares and/or operating partnership units. As of December 31, 2001, the Company has repurchased approximately 1.4 million common shares/units at an average price of $10.55 per share/unit.

     Employees. As of December 31, 2001, the Company had twenty-eight employees.

     Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real property located throughout the United States.

ITEM 2.  PROPERTIES

  Real Estate Portfolio

     As of December 31, 2001, the Company owned or had interests in approximately 16.7 million square feet of rentable space in 98 office, industrial and retail Properties. The Company's Properties are currently 98.3% leased based upon net rentable square feet. As of December 31, 2001, the number, percentage of trailing 12 month rent and square footage mix of the Company's portfolio is as follows:

                                                                                 SQUARE
                                                              NUMBER    RENT     FOOTAGE
                                                              ------   -------   -------
Office......................................................    35       59.0%     35.3%
Industrial..................................................    33       29.7%     52.6%
Retail......................................................    30       11.3%     12.1%
                                                                --      -----     -----
                                                                98      100.0%    100.0%
                                                                ==      =====     =====

     The Company's Properties are subject to triple net leases, however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the Properties. Two of the Company's Properties in Florida (Palm Beach Gardens and Lake Mary) and one in Fishers, Indiana are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. The Lake Mary and Fishers Properties are owned by LAC. The Company is responsible for all operating expenses of vacant properties.

     The Company's tenants represent a variety of industries including banking, computer and software services, health and fitness, general purpose retailing, manufacturing, insurance and warehousing, and have a weighted average credit strength of investment grade quality based on publicly available rating agency reports.

     A substantial portion of the Company's income consists of base rent under long-term leases. As of December 31, 2001, the average remaining term under the Company's leases is approximately 9.3 years. Of the 96 current leases, 58 contain scheduled rent increases, 10 contain an increase based upon the Consumer Price Index and 3 retail leases contain a percentage rent clause.

     The Company has 11 Properties accounting for $15.5 million of rental revenue that are subject to long term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the landowner are passed on to the Company's tenant. At the end of these long-term ground leases, unless extended, the land together with all improvements thereon revert to the landowner. These ground leases, including renewal options, expire at various dates from 2028 through 2074.

TABLE REGARDING REAL ESTATE HOLDINGS

     The table on the following pages sets forth certain information relating to the Company's real Property portfolio, including non-consolidated Properties, as of December 31, 2001. All the Properties listed have been fully leased by tenants for the last five years, or since the date of purchase by the Company or its non-consolidated entities if less than five years, with the exception of the Memphis, Tennessee, Brownsville, Texas and Columbia, Maryland Properties. During the last five years the Memphis Property was not leased from February 1998 to October 1999; the Brownsville, Texas Property and Columbia, Maryland Property have not been leased since September 2001. ($000's except per square foot data).

                      LEXINGTON CORPORATE PROPERTIES TRUST
                                 PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
OFFICE
3615 North 27th Avenue              Bank One, Arizona, N.A.          1960 & 1979       10.26       179,280
Phoenix, AZ

183 Plains Road                      IKON Office Solutions              1994            3.01        27,360
Milford, CT

13430 N. Black Canyon          Bull HN Information Systems, Inc.     1985 & 1994       13.37       137,058
Freeway
Phoenix, AZ

1301 California Circle            Artesyn North America, Inc.           1985            6.34       100,026
Milpitas, CA                         (Balfour Beatty plc.)

200 Executive Boulevard           Hartford Fire Insurance Co.           1983           12.40       153,364
South
Southington, CT

19019 No. 59th Avenue                   Honeywell, Inc.                 1985           51.79       252,300
Glendale, AZ

401 Elm Street                    Lockheed Martin Corporation        1960 & 1988       36.94       126,000
Marlborough, MA                        (Honeywell, Inc.)

12000 Tech Center Drive               Kelsey-Hayes Company           1987 & 1988        5.72        80,230
Livonia, MI

2300 Litton Lane                       Fidelity Corporate               1987           24.00        81,744
Hebron, KY                            Real Estate, LLC (2)

2211 South 47th Street                    Avnet, Inc.                   1997           11.33       176,402
Phoenix, AZ

160 Clairemont Avenue                Allied Holdings, Inc.              1983            2.98       112,248
Decatur, GA

                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
OFFICE
3615 North 27th Avenue           11/30/88 - 11/30/03          (1) 5 year     $ 1,900        $ 1,900
Phoenix, AZ                  12/01/98 - 11/30/03: $10.60
183 Plains Road                  12/23/94 - 12/31/04          (4) 5 year     $   337        $   337
Milford, CT                  01/01/00 - 12/31/04: $12.31
13430 N. Black Canyon            10/11/94 - 10/10/05                None     $ 1,051        $ 1,086
Freeway                       10/11/01 - 10/10/02: $7.90
Phoenix, AZ                   10/11/02 - 10/10/03: $8.10
                              10/11/03 - 10/10/04: $8.30
                              10/11/04 - 10/10/05: $8.50
1301 California Circle           12/10/85 - 12/09/05          (9) 5 year     $ 2,562        $ 2,548
Milpitas, CA                 12/01/00 - 05/31/03: $25.56
                             06/01/03 - 12/09/05: $28.92
200 Executive Boulevard          09/01/91 - 12/31/05          (1) 5 year     $ 2,166        $ 2,158
South                        01/01/95 - 12/31/05: $14.12
Southington, CT
19019 No. 59th Avenue            07/16/86 - 07/15/06          (2) 5 year     $ 2,002        $ 1,995
Glendale, AZ                  07/16/01 - 07/15/06: $8.00
401 Elm Street                   07/22/97 - 12/17/06:         (6) 5 year     $ 1,870        $ 1,870
Marlborough, MA              12/18/01 - 12/17/06: $14.84
                                  75% of cumulative
                                   increase in CPI
12000 Tech Center Drive          05/01/97 - 04/30/07          (2) 5 year     $   680        $   679
Livonia, MI                   05/01/99 - 04/30/02: $7.91
                              05/01/02 - 04/30/05: $8.75
                              05/01/05 - 04/30/07: $9.25
2300 Litton Lane                 07/01/96 - 04/30/07          (2) 5 year     $   858        $   965
Hebron, KY                    05/01/97 - 04/30/02: $9.50
                             05/01/02 - 04/30/07: $11.00
2211 South 47th Street           11/15/97 - 11/14/07          (2) 5 year     $ 2,335        $ 2,468
Phoenix, AZ                  11/15/00 - 11/14/03: $13.24
                             11/15/03 - 11/14/06: $14.47
                             11/15/06 - 11/14/07: $15.81
160 Clairemont Avenue            01/01/98 - 12/31/07          (2) 5 year     $ 1,505        $ 1,530
Decatur, GA                  01/01/02 - 12/31/02: $13.41
                             01/01/03 - 12/31/03: $13.77
                             01/01/04 - 12/31/04: $14.15
                             01/01/05 - 12/31/05: $14.54
                             01/01/06 - 12/31/06: $14.84
                             01/01/07 - 12/31/07: $15.35

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
13651 McLearen Road           Boeing North American Services, Inc.      1987           10.39       159,664
Herndon, VA

2210 Enterprise Drive          Washington Mutual Home Loans, Inc.       1998           16.53       177,747
Florence, SC                                  (6)

9275 SW Peyton Lane           Hollywood Entertainment Corporation    1980 & 1998        8.72       122,853
Wilsonville, OR

670 Alpha Park Drive                The Tranzonic Companies          1968 & 1989        5.23       119,641
Highland Heights, OH

295 Chipeta Way                   Northwest Pipeline Corp. (1)          1982           19.79       295,000
Salt Lake City, UT

400 Butler Farm Road           Nextel Communications of the Mid-        1999           14.34       100,632
Hampton, VA                              Atlantic, Inc.

16275 Technology Drive                    Cymer, Inc.                   1989            2.73        65,755
San Diego, CA                      (Hewlett Packard Company)

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
13651 McLearen Road              05/31/99 - 05/30/08          (2) 5 year     $ 2,511        $ 2,493
Herndon, VA                  05/31/01 - 05/30/02: $15.50
                             05/31/02 - 05/30/03: $15.89
                             05/31/03 - 05/30/04: $16.28
                             05/31/04 - 05/30/05: $16.69
                             05/31/05 - 05/30/06: $17.11
                             05/31/06 - 05/30/07: $17.54
                             05/31/07 - 05/30/08: $17.98
2210 Enterprise Drive            06/10/98 - 06/30/08          (2) 5 year     $ 1,520        $ 1,635
Florence, SC                  06/10/98 - 06/30/03: $8.55
                              07/01/03 - 06/30/08: $9.84
9275 SW Peyton Lane              09/29/98 - 11/30/08          (1) 5 year     $ 1,458        $ 1,531
Wilsonville, OR              09/29/98 - 01/31/02: $10.95
                             02/01/02 - 12/31/05: $11.95
                             01/01/06 - 11/30/08: $13.25
670 Alpha Park Drive             02/28/89 - 02/28/09         (2) 10 year     $   762        $   762
Highland Heights, OH          09/01/01 - 02/29/04: $6.37
                                 03/01/04 - 02/28/09:
                                Adjusted by CPI factor
                                  not to exceed 4.5%
                                      per annum
295 Chipeta Way                  10/01/82 - 09/30/09          (1) 9 year     $ 8,571        $ 8,571
Salt Lake City, UT           10/01/97 - 09/30/09: $29.06     (1) 10 year
                             subject to a CPI adjustment
                              on a portion of the rent.
400 Butler Farm Road             03/20/00 - 12/31/09          (4) 5 year     $ 1,214        $ 1,302
Hampton, VA                  01/01/02 - 12/31/02: $12.07
                             01/01/03 - 12/31/03: $12.31
                             01/01/04 - 12/31/04: $12.56
                             01/01/05 - 12/31/05: $12.81
                             01/01/06 - 12/31/06: $13.07
                             01/01/07 - 12/31/07: $13.33
                             01/01/08 - 12/31/08: $13.60
                             01/01/09 - 12/31/09: $13.87
16275 Technology Drive           06/01/96 - 01/01/10                None     $   816        $   888
San Diego, CA                06/01/01 - 05/31/03: $12.42
                             06/01/03 - 05/31/05: $13.04
                             06/01/05 - 05/31/07: $13.69
                             06/01/07 - 01/01/10: $14.37

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
421 Butler Farm Road              Nextel Communications of the          2000            7.81        56,515
Hampton, VA                            Mid-Atlantic, Inc.

9950 Mayland Drive               Circuit City Stores, Inc. (1)          1990           19.71       288,562
Richmond, VA

10419 North 30th Street           Time Customer Service, Inc.           1986           14.38       132,981
Tampa, FL                                 (Time, Inc.)

1440 East 15th Street               Cox Communications, Inc.            1988            3.58        28,591
Tucson, AZ

4200 RCA Boulevard                  The Wackenhut Corp. (5)             1996            7.70       127,855
Palm Beach Gardens, FL

250 Rittenhouse Circle         Jones Apparel Group USA, Inc. (4)        1982           15.63       255,019
Bristol, PA

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
421 Butler Farm Road         01/15/00 - 01/14/10 01/15/01     (2) 5 year     $   682        $   719
Hampton, VA                  -01/14/02: $11.83 01/15/02 -
                             01/14/03: $12.07 01/15/03 -
                             01/14/04: $12.31 01/15/04 -
                             01/14/05: $12.56 01/15/05 -
                             01/14/06: $12.81 01/15/06 -
                             01/14/07: $13.07 01/15/07 -
                             01/14/08: $13.33 01/15/08 -
                             01/14/09: $13.60 01/15/09 -
                                   01/14/10: $13.87
9950 Mayland Drive           02/28/90 - 02/28/10 03/01/00    (4) 10 year     $ 2,859        $ 2,791
Richmond, VA                       -02/28/10: $9.91           (1) 5 year
10419 North 30th Street      04/01/87 - 07/31/10 08/01/01     (2) 5 Year     $ 1,321        $ 1,457
Tampa, FL                         -07/31/02: $ 9.94
                             08/01/02 - 07/31/03: $10.21
                             08/01/03 - 07/31/04: $10.49
                             08/01/04 - 07/31/05: $10.78
                             08/01/05 - 07/31/06: $11.07
                             08/01/06 - 07/31/07: $11.38
                             08/01/07 - 07/31/08: $11.69
                             08/01/08 - 07/31/09: $12.01
                             08/01/09 - 07/31/10: $12.34
1440 East 15th Street            10/01/90 - 09/30/10                None     $   401        $   401
Tucson, AZ                   10/01/98 - 09/30/10: $14.03
                                  Adjusted by 3x CPI
                                  not to exceed rent
                                      as defined
4200 RCA Boulevard               02/15/96 - 02/28/11          (3) 5 year     $ 2,324        $ 2,304
Palm Beach Gardens, FL       12/01/97 - 02/28/11: $18.17
250 Rittenhouse Circle       03/26/98 - 03/25/13 03/26/98     (2) 5 year     $ 1,150        $ 1,347
Bristol, PA                  -03/26/03: $4.51 03/27/03 -
                              03/26/08: $4.96 03/27/08 -
                                   03/25/13: $5.46

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
180 Rittenhouse Circle           Jones Apparel Group USA, Inc.          1998            4.73        96,000
Bristol, PA

250 Turnpike Road                 Honeywell Consumer Products           1984            9.83        57,698
Southborough, MA

1600 Viceroy Drive                    VarTec Telecom, Inc.              1986            8.17       249,452
Dallas, TX
                                                                                    --------    ----------
                                        Office Subtotal                               347.41     3,759,977
                                                                                    --------    ----------
INDUSTRIAL
109 Stevens Street                 Unisource Worldwide, Inc.         1958 & 1969        6.97       168,800
Jacksonville, FL

300 McCormick Road                  Ameritech Services, Inc.            1990           10.12        20,000
Columbus, OH

222 Tappan Drive North             The Gerstenslager Company            1970           26.57       296,720
Mansfield, OH                       (Worthington Industries)

904 Industrial Road               Tenneco Automotive Operating       1968 & 1972       20.00       195,640
Marshall, MI                             Company, Inc.

1601 Pratt Avenue                 Tenneco Automotive Operating          1979            8.26        53,600
Marshall, MI                             Company, Inc.

4425 Purks Road                      Lear Technologies, LLC          1989 & 1998       12.00       183,717
Auburn Hills, MI                       (Lear Corporation)
                                     (General Motors Corp.)

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
180 Rittenhouse Circle       08/01/98 - 07/31/13 08/01/01           None     $   839        $   970
Bristol, PA                        -07/31/02: $8.74
                              08/01/02 - 07/31/03: $9.00
                              08/01/03 - 07/31/04: $9.27
                              08/01/04 - 07/31/05: $9.55
                              08/01/05 - 07/31/06: $9.84
                             08/01/06 - 07/31/07: $10.14
                             08/01/07 - 07/31/08: $10.44
                             08/01/08 - 07/31/09: $10.75
                             08/01/09 - 07/31/10: $11.07
                             08/01/10 - 07/31/11: $11.41
                             08/01/11 - 07/31/12: $11.74
                             08/01/12 - 07/31/13: $12.09
250 Turnpike Road            10/01/95 - 09/30/15 10/01/00     (4) 5 Year     $   433        $   433
Southborough, MA                   -09/30/05: $7.49
                                 10/01/05 - 09/30/15:
                               Increase based upon CPI
                                    every 5 years
1600 Viceroy Drive               04/11/00 - 09/30/15          (2) 5 year     $ 3,195        $ 3,486
Dallas, TX                   09/01/00 - 08/31/03: $12.81
                             09/01/03 - 08/31/07: $13.81
                             09/01/07 - 09/30/15: $14.81
                                                                             -------        -------
                                                                              47,322         48,626
                                                                             -------        -------
INDUSTRIAL
109 Stevens Street               10/01/87 - 09/30/02                None     $   285        $   285
Jacksonville, FL              10/01/97 - 09/30/02: $2.25
300 McCormick Road               09/14/90 - 05/31/05                None     $   255        $   255
Columbus, OH                  06/01/00 - 05/31/05: 12.75
222 Tappan Drive North           10/01/99 - 05/31/05          (3) 5 year     $   674        $   667
Mansfield, OH                 10/01/99 - 05/31/05: $2.27
904 Industrial Road              08/18/87 - 08/17/05                None     $   587        $   583
Marshall, MI                  08/18/00 - 08/17/03: $3.00
                              08/18/03 - 08/17/05: $3.10
1601 Pratt Avenue                08/18/87 - 08/17/05                None     $   161        $   163
Marshall, MI                  08/18/00 - 08/17/03: $3.00
                              08/18/03 - 08/17/05: $3.10
4425 Purks Road                  07/23/88 - 07/22/06                None     $ 1,359        $ 1,365
Auburn Hills, MI              07/23/98 - 07/22/02: $7.21
                              07/23/02 - 07/22/06: $7.63

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
6950 Greenwood Parkway          Allegiance Healthcare Corp. (1)         1990           10.15       123,631
Bessemer, AL                      (Baxter International, Inc.)

245 Salem Church Road                 Exel Logistics Inc.               1985           12.52       252,000
Mechanicsburg, PA                          (NFC plc)

6 Doughten Road                       Exel Logistics Inc.               1989           24.38       330,000
New Kingston, PA                           (NFC plc)

34 East Main Street                   Exel Logistics Inc.               1981            9.66       179,200
New Kingston, PA                           (NFC plc)

450 Stern Street                     Johnson Controls, Inc.             1996           20.10       111,160
Oberlin, OH

46600 Port Street                    Johnson Controls, Inc.             1996           24.00       134,160
Plymouth, MI

12025 Tech Center Drive               Kelsey-Hayes Company           1987 & 1988        9.18       100,000
Livonia, MI

One Spicer Drive                           Dana Corp.                1983 & 1985       20.95       148,000
Gordonsville, TN

541 Perkins Jones Road                    Kmart Corp.                   1982          103.00     1,700,000
Warren, OH

NW Corner of Roosevelt              The Tranzonic Companies             1981            2.81        49,951
Street & Fairmont Drive
Tempe, AZ

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
6950 Greenwood Parkway           09/01/91 - 10/31/06          (2) 3 year     $   478        $   501
Bessemer, AL                  11/1/01 - 10/31/02: $3.85
                              11/1/02 - 10/31/03: $3.95
                              11/1/03 - 10/31/04: $4.05
                              11/1/04 - 10/31/05: $4.15
                              11/1/05 - 10/31/06: $4.25
245 Salem Church Road            11/15/91 - 11/30/06          (2) 5 year     $ 1,009        $ 1,000
Mechanicsburg, PA             12/01/00 - 11/30/03: $4.01
                              12/01/03 - 11/30/06: $4.38
6 Doughten Road                  11/15/91 - 11/30/06          (2) 5 year     $ 1,361        $ 1,349
New Kingston, PA              12/01/00 - 11/30/03: $4.12
                              12/01/03 - 11/30/06: $4.51
34 East Main Street              11/15/91 - 11/30/06          (2) 5 year     $   659        $   654
New Kingston, PA              12/01/00 - 11/30/03: $3.68
                              12/01/03 - 11/30/06: $4.02
450 Stern Street                 12/23/96 - 12/22/06          (2) 5 year     $   612        $   612
Oberlin, OH                   12/23/01 - 12/22/02: $5.51
                                 12/23/02 - 12/22/06:
                                  Annual increase of
                                 3x CPI, but not more
                                      than 4.5%
46600 Port Street                 05/19/00 -12/22/06          (2) 5 year     $   809        $   809
Plymouth, MI                  12/23/01 - 12/22/02: $6.03
                                 12/23/02 - 12/22/06:
                                  Annual increase of
                                 3x CPI, but not more
                                      than 4.5%
12025 Tech Center Drive          05/01/97 - 04/30/07          (2) 5 year     $   955        $   958
Livonia, MI                   05/01/99 - 04/30/02: $9.16
                              05/01/02 - 04/30/05: $9.75
                             05/01/05 - 04/30/07: $10.25
One Spicer Drive                 01/01/84 - 08/31/07          (2) 5 year     $   339        $   341
Gordonsville, TN              08/01/99 - 07/31/02: $2.26     (1) 4 year,
                              08/01/02 - 07/31/05: $2.33       11 months
                              08/01/05 - 08/31/07: $2.40
541 Perkins Jones Road           10/01/82 - 09/30/07         (10) 5 year     $ 8,409        $ 8,932
Warren, OH                    10/01/98 - 09/30/02: $4.95
                              10/01/02 - 09/30/07: $5.51
NW Corner of Roosevelt           02/28/89 - 02/28/09         (2) 10 year     $   202        $   202
Street & Fairmont Drive       09/01/01 - 02/29/04: $4.05
Tempe, AZ                        03/01/04 - 02/28/09:
                              Adjusted by CPI factor not
                               to exceed 4.5% per annum

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
200 Arrowhead Drive                      Owens Corning                  1999           21.62       400,522
Hebron, OH

3350 Miac Cove Road                   Mimeo.com, Inc. (3)               1987           10.92       141,359
Memphis, TN

191 Arrowhead Drive                      Owens Corning                  2000           13.62       250,410
Hebron, OH

3102 Queen Palm Drive             Time Customer Service, Inc.           1986           15.02       229,605
Tampa, FL                                 (Time, Inc.)

567 South Riverside Drive       Crown Cork & Seal Co., Inc. (7)      1970 & 1976        5.80       146,000
Modesto, CA

6345 Brackbill Boulevard              Exel Logistics, Inc.           1985 & 1991       29.01       507,000
Mechanicsburg, PA                          (NFC plc)

2280 Northeast Drive            Ryder Integrated Logistics, Inc.     1996 & 1997       25.70       276,480
Waterloo, IA                         (Ryder Systems, Inc.)

128 Crews Drive                   Stone Container Corporation        1968 & 1998       10.76       185,961
Columbia, SC

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
200 Arrowhead Drive              03/01/01 - 05/31/09          (1) 2 year     $   899        $   989
Hebron, OH                    06/01/01 - 05/31/04: $2.25      (2) 5 year
                              06/01/04 - 05/31/09: $2.56
3350 Miac Cove Road              11/01/99 - 10/31/09                None     $   235        $   235
Memphis, TN                   11/01/99 - 10/31/02: $5.00
                              11/01/02 - 10/31/04: $5.00
                              11/01/04 - 10/31/09: $5.50
191 Arrowhead Drive              06/01/01 - 02/28/10          (1) 2 year     $   578        $   648
Hebron, OH                    03/01/01 - 02/28/05: $2.31      (2) 5 year
                              03/01/05 - 02/28/10: $2.63
3102 Queen Palm Drive            08/01/87 - 07/31/10          (2) 5 year     $   931        $ 1,015
Tampa, FL                     08/01/01 - 07/31/02: $4.01
                              08/01/02 - 07/31/03: $4.12
                              08/01/03 - 07/31/04: $4.23
                              08/01/04 - 07/31/05: $4.35
                              08/01/05 - 07/31/06: $4.47
                              08/01/06 - 07/31/07: $4.59
                              08/01/07 - 07/31/08: $4.72
                              08/01/08 - 07/31/09: $4.85
                              08/01/09 - 07/31/10: $4.98
567 South Riverside Drive        09/26/86 - 09/25/11                None     $   315        $   333
Modesto, CA                   09/26/01 - 09/25/06: $2.16
                              09/26/06 - 09/25/07: $2.28
                              09/26/07 - 09/25/08: $2.34
                              09/26/08 - 09/25/09: $2.40
                              09/26/09 - 09/25/10: $2.46
                              09/26/10 - 09/25/11: $2.52
6345 Brackbill Boulevard         10/29/90 - 03/19/12         (2) 10 year     $ 1,977        $ 1,852
Mechanicsburg, PA             03/20/97 - 03/19/02: $3.49
                              03/20/02 - 03/19/07: $4.02
                                 03/20/07 - 03/19/12:
                               greater of $4.62 or fair
                             market rent as specified in
                                        lease
2280 Northeast Drive             08/01/97 - 07/31/12          (3) 5 year     $   935        $ 1,004
Waterloo, IA                  08/01/97 - 07/31/02: $3.22
                              08/01/02 - 07/31/07: $3.61
                              08/01/07 - 07/31/12: $4.04
128 Crews Drive                  12/16/82 - 08/31/12                None     $   503        $   571
Columbia, SC                  09/01/00 - 08/31/03: $2.71
                              09/01/03 - 08/31/06: $2.91
                              09/01/06 - 08/31/08: $3.12
                              09/01/08 - 08/31/12: $3.32

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
3501 West Avenue H                   Michaels Stores, Inc.              1998           37.18       431,250
Lancaster, CA

7150 Exchequer Drive                Corporate Express Office            1998            5.23        65,043
Baton Rouge, LA                          Products, Inc.
                                        (Buhrmann N.V.)
1133 Poplar Creek Road              Corporate Express Office            1998           19.09       196,946
Henderson, NC                            Products, Inc.
                                        (Buhrmann N.V.)

324 Industrial Park Road                 SKF USA, Inc.                  1996           21.13        72,868
Franklin, NC

8305 SE 58th Avenue           Associated Grocers of Florida, Inc.       1976           63.48       668,034
Ocala, FL
                                                                                    --------    ----------
                                      Industrial Subtotal                           $ 599.23     7,618,057
                                                                                    --------    ----------
RETAIL
4450 California Street                      Mervyn's                    1976           11.00       122,000
Bakersfield, CA                      (Dayton Hudson Corp.)

24100 Laguna Hills Mall               Federated Department              1974           11.00       160,000
Laguna Hills, CA                        Stores, Inc. (1)

7111 Westlake Terrace             The Home Depot USA, Inc. (1)       1980 & 2001        7.61        95,000
Bethesda, MD

6910 S. Memorial Highway             Toys "R" Us, Inc. (1)              1981            4.44        43,123
Tulsa, OK

12535 SE 82nd Avenue                 Toys "R" Us, Inc. (1)              1981            5.85        42,842
Clackamas, OR

18601 Alderwood Mall                 Toys "R" Us, Inc. (1)              1981            3.64        43,105
Blvd.
Lynnwood, WA

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
3501 West Avenue H               06/19/98 - 06/18/13          (3) 5 year     $ 1,398        $ 1,430
Lancaster, CA                 06/19/98 - 06/18/03: $3.24
                              06/19/03 - 06/18/08: $3.31
                              06/19/08 - 06/18/13: $3.39
7150 Exchequer Drive             11/01/98 - 10/31/13          (3) 5 year     $   346        $   368
Baton Rouge, LA               11/01/01 - 10/31/04: $5.32
                              11/01/04 - 10/31/07: $5.64
                              11/01/07 - 10/31/10: $5.98
                              11/01/10 - 10/31/13: $6.34
1133 Poplar Creek Road           01/20/99 - 01/19/14          (3) 5 year     $   751        $   810
Henderson, NC                 01/20/99 - 01/19/02: $3.61
                              01/20/02 - 01/19/05: $3.83
                              01/20/05 - 01/19/08: $4.01
                              01/20/08 - 01/19/11: $4.19
                              01/20/11 - 01/19/14: $4.46
324 Industrial Park Road         12/23/96 - 12/31/14         (3) 10 year     $   340        $   340
Franklin, NC                  01/01/00 - 12/31/02: $4.67
                                 01/01/03 - 12/31/14:
                                  CPI every 3 years
8305 SE 58th Avenue              01/08/99 - 12/31/18         (2) 10 year     $ 1,872        $ 2,238
Ocala, FL                     01/08/99 - 12/31/03: $2.80
                              01/01/04 - 12/31/08: $3.09
                              01/01/09 - 12/31/13: $3.42
                              01/01/14 - 12/31/18: $3.77
                                                                             -------        -------
                                                                             $29,234        $30,509
                                                                             -------        -------
RETAIL
4450 California Street           02/23/77 - 12/31/02          (5) 5 year     $   407        $   397
Bakersfield, CA               01/01/78 - 12/31/02: $3.34
24100 Laguna Hills Mall          02/01/76 - 01/31/06          (1) 8 year     $   677        $   673
Laguna Hills, CA              02/01/80 - 01/31/06: $4.23     (2) 15 year
                                                              (1) 6 year
7111 Westlake Terrace            05/01/81 - 04/30/06         (1) 10 year     $   772        $   648
Bethesda, MD                  05/01/96 - 04/30/06: $8.13      (3) 5 year
6910 S. Memorial Highway         06/01/81 -- 05/31/06         (5) 5 year     $   362        $   356
Tulsa, OK                    06/01/01 -- 05/31/06: $8.40
12535 SE 82nd Avenue             06/01/81 -- 05/31/06         (5) 5 year     $   424        $   417
Clackamas, OR                06/01/01 -- 05/31/06: $9.91
18601 Alderwood Mall             06/01/81 - 05/31/06          (5) 5 year     $   396        $   389
Blvd.                         06/01/01 - 05/31/06: $9.18
Lynnwood, WA

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
2832 Chandler Mountain             Circuit City Stores, Inc.            1986            0.84         9,300
Road
Lynchburg, VA

5917 S. La Grange Road             Bally Total Fitness Corp.            1987            2.73        25,250
Countryside, IL

1160 White Horse Road             Physical Fitness Centers of           1987            2.87        31,750
Voorhees, NJ                           Philadelphia, Inc.
                                  (Bally Total Fitness Corp.)

5801 Bridge Street                 Champion Fitness IV, Inc.         1977 & 1987        3.66        24,990
DeWitt, NY                        (Bally Total Fitness Corp.)

2655 Shasta Way                         Fred Meyer, Inc.                1986           13.90       178,204
Klamath Falls, OR

12235 N. Cave Creek              Bally's Health & Tennis Corp.          1988            3.00        36,556
Phoenix, AZ

7272 55th Street                   Circuit City Stores, Inc.            1988            3.93        45,308
Sacramento, CA

6405 South Virginia St.                  Comp USA, Inc.                 1988            2.72        31,400
Reno, NV

5055 West Sahara Avenue            Circuit City Stores, Inc.            1988            2.57        36,053
Las Vegas, NV

4733 Hills & Dales Road          Scandinavian Health Spa, Inc.          1987            3.32        37,214
Canton, OH                    (Bally Total Fitness Holding Corp.)

2275 Browns Bridge Road              Wal-Mart Stores, Inc.              1984            8.10        89,199
Gainesville, GA

35400 Cowan Road                Sam's Real Estate Business Trust     1987 & 1997        9.70       102,826
Westland, MI

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
2832 Chandler Mountain           11/21/86 - 11/20/06         (2) 10 year     $   101        $   101
Road                         11/21/01 - 11/20/06: $10.85
Lynchburg, VA
5917 S. La Grange Road           07/13/87 - 07/12/07          (2) 5 year     $   614        $   542
Countryside, IL              07/13/97 - 07/12/02: $22.73
                             07/13/02 - 07/12/07: $26.14
1160 White Horse Road            07/14/87 - 07/13/07          (2) 5 year     $   763        $   673
Voorhees, NJ                 07/14/97 - 07/13/02: $22.45
                             07/14/02 - 07/13/07: $25.82
5801 Bridge Street               08/19/87 - 08/18/07          (2) 5 year     $   469        $   419
DeWitt, NY                   08/19/97 - 08/18/02: $17.78
                             08/19/02 - 08/18/07: $20.45
2655 Shasta Way                  03/10/88 - 03/31/08         (3) 10 year     $ 1,009        $ 1,009
Klamath Falls, OR             03/10/88 - 03/31/08: $5.66
12235 N. Cave Creek              07/01/88 - 06/30/08           (2)5 year     $   755        $   808
Phoenix, AZ                  07/01/98 - 06/30/03: $20.65
                             07/01/03 - 06/30/08: $23.03
7272 55th Street                 10/28/88 - 10/27/08         (3) 10 year     $   387        $   376
Sacramento, CA                10/28/98 - 10/27/03: $8.54
                              10/28/03 - 10/27/08: $9.30
6405 South Virginia St.          12/16/88 - 12/15/08         (3) 10 year     $   335        $   325
Reno, NV                     12/16/98 - 12/15/03: $10.65
                             12/16/03 - 12/15/08: $11.60
5055 West Sahara Avenue          12/16/88 - 12/15/08         (3) 10 year     $   286        $   278
Las Vegas, NV                 12/16/98 - 12/15/03: $7.93
                              12/16/03 - 12/15/08: $8.64
4733 Hills & Dales Road          01/01/89 - 12/31/08          (2) 5 year     $   683        $   685
Canton, OH                   01/01/02 - 12/31/02: $18.36
                             01/01/03 - 12/31/03: $18.76
                             01/01/04 - 12/31/04: $19.17
                             01/01/05 - 12/31/05: $19.59
                             01/01/06 - 12/31/06: $20.03
                             01/01/07 - 12/31/07: $20.47
                             01/01/08 - 12/31/08: $20.92
2275 Browns Bridge Road          12/29/83 - 01/31/09                None     $   328        $   328
Gainesville, GA               12/29/83 - 01/31/09: $3.68
35400 Cowan Road                 06/06/97 - 01/31/09                None     $   753        $   753
Westland, MI                  06/06/87 - 01/31/09: $7.32
                                Plus 1% of gross sales

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
A1 21 South                   Wal-Mart Real Estate Business Trust       1983            5.21        56,132
Jacksonville, AL

Fort Street Mall                    Liberty House, Inc. (1)             1980            1.22        85,610
King St.
Honolulu, HI

121 South Center Street              Greyhound Lines, Inc.              1968            1.67        17,000
Stockton, CA

7055 Highway 85 South                Wal-Mart Stores, Inc.              1985            8.61        81,911
Riverdale, GA

150 NE 20th Street                      Fred Meyer, Inc.                1986            8.81       118,179
Newport, OR

9580 Livingston Road                    GFS Realty, Inc.                1976           10.60       107,337
Oxon Hill, MD                          (Giant Food, Inc.)

3711 Gateway Drive               Kohl's Department Stores, Inc.         1994            6.24        76,164
Eau Claire, WI

Rockshire Village Center              GFS Realty, Inc. (1)              1977            7.32        51,682
West Ritchie Parkway                   (Giant Food, Inc.)
Rockville, MD

4831 Whipple Avenue,                   Best Buy Co., Inc.               1995            6.59        46,350
N.W.
Canton, OH

399 Peachwood Centre                   Best Buy Co., Inc.               1996            7.49        45,800
Drive
Spartanburg, SC

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
A1 21 South                      06/29/99 - 01/31/09          (5) 5 year     $   146        $   146
Jacksonville, AL              06/29/99 - 01/31/09: $2.60
                                Plus 1% of gross sales
Fort Street Mall                 10/01/80 - 09/30/09         (1) 9 year,     $   963        $   971
King St.                     10/01/95 - 09/30/05: $11.25        7 months
Honolulu, HI                 10/01/05 - 09/30/09: $11.56      (1) 2 year
                                                              (3) 5 year
121 South Center Street          02/28/89 - 12/31/09         (2) 10 year     $   193        $   193
Stockton, CA                 01/01/02 - 12/31/09: $11.35
                                  Annual increase of
                                  CPI, but not more
                                      than 2.75%
7055 Highway 85 South            12/04/85 - 01/31/11          (5) 5 year     $   270        $   270
Riverdale, GA                 12/04/85 - 01/31/11: $3.29
150 NE 20th Street               06/01/86 - 05/31/11          (3) 5 year     $   826        $   826
Newport, OR                   06/01/86 - 05/31/11: $6.99
                               plus .5% of gross sales
                                   over $20 million
9580 Livingston Road             01/03/77 - 02/28/14          (4) 5 year     $   408        $   274
Oxon Hill, MD                 03/01/77 - 02/29/04: $3.80
                              03/01/04 - 02/28/14: $1.91
3711 Gateway Drive               06/22/94 - 01/25/15          (4) 5 year     $   435        $   462
Eau Claire, WI                06/22/94 - 03/31/04: $5.71
                              04/01/04 - 01/25/15: $6.15
Rockshire Village Center         01/01/78 - 04/30/17         (2) 10 year     $   224        $   152
West Ritchie Parkway          01/01/78 - 02/28/05: $4.33
Rockville, MD                 03/01/05 - 04/30/17: $2.23
4831 Whipple Avenue,             02/27/98 - 02/26/18:         (3) 5 year     $   465        $   465
N.W.                         02/27/98 - 02/26/18: $10.03
Canton, OH
399 Peachwood Centre             02/27/98 - 02/26/18:         (3) 5 year     $   395        $   395
Drive                         02/27/98 - 02/26/18: $8.62
Spartanburg, SC

                                   LEXINGTON CORPORATE PROPERTIES TRUST
                                              PROPERTY CHART

                                                                         YEAR                       NET
                                             TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
     PROPERTY LOCATION                    (GUARANTOR)                REDEVELOPED     (ACRES)    SQUARE FEET
     -----------------        ------------------------------------   ------------   ---------   -----------
6475 Dobbin Road                             Vacant                     1983            2.50        65,200
Columbia, MD

Amigoland Shopping Center               Vacant      (1)                 1973            7.61       115,000
Mexico St. & Palm Blvd.
Brownsville, TX
                                                                                    --------    ----------
                                        Retail Subtotal                               174.75     2,020,485
                                                                                    --------    ----------
                                          Grand Total                               1,121.39    13,398,519
                                                                                    ========    ==========

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                              2002          2002 (E)
                                 BASE LEASE TERM AND                         MINIMUM     STRAIGHT-LINE
                                 ANNUAL RENTS PER NET         RENEWAL         CASH           RENTAL
     PROPERTY LOCATION           RENTABLE SQUARE FOOT         OPTIONS      RENT ($000)   REVENUE ($000)
     -----------------       ----------------------------  -------------   -----------   --------------
6475 Dobbin Road                                                                  --             --
Columbia, MD
Amigoland Shopping Center
Mexico St. & Palm Blvd.
Brownsville, TX
                                                                             -------        -------
                                                                             $13,846        $13,331
                                                                             -------        -------
                                                                             $90,402        $92,466
                                                                             =======        =======

---------------

(E) Estimated

(1) The Company holds leasehold interest in the land. The leases, including renewal options, expire at various dates ranging from 2028 through 2074.

(2) Tenant can cancel lease on April 30, 2004 with 270 days notice and a payment of $899.

(3) The tenant occupies 107,399 square feet. Commencing 03/01/02 occupancy will be 35,000 square feet.

(4) Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,392.

(5) The Property contains two buildings with four additional tenants that occupy 31,737 square feet out of the total of 127,855.

(6) This Property was sold to a joint venture in 2002 in which the Company retained a 22.7% ownership interest.

(7) PACCAN has leased the Property from 09/26/06 through 09/25/11.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          JOINT VENTURE PROPERTY CHART

                                                                        YEAR                       NET
                                            TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
PROPERTY LOCATION                         (GUARANTOR)               REDEVELOPED     (ACRES)    SQUARE FEET
-----------------             -----------------------------------   ------------   ---------   -----------
OFFICE
14040 Park Center Road               NEC America, Inc. (8)            1987           13.30        108,000
Herndon, VA

15375 Memorial Drive              Vastar Resources, Inc. (8)          1985           21.77        327,325
Houston, TX

550 International Parkway            First USA Management             1999           12.80        125,920
Lake Mary, FL                    Services, Inc. (8) (11) (13)

600 International Parkway            First USA Management             1997           13.30        125,155
Lake Mary, FL                    Services, Inc. (8) (11) (13)

17 Technology Circle                Blue Cross Blue Shield            1999           42.46        456,304
Columbia, SC                      of South Carolina (9) (14)

10300 Kincaid Drive             Bank One Indiana, N.A. (8) (12)       1999           13.30        193,000
Fishers, IN

6555 Sierra Drive             True North Communications, Inc. (8)     1999            9.98        247,254
Irving, TX

                                                                           2002          2002 (E)
                                 BASE LEASE TERM AND                      MINIMUM     STRAIGHT-LINE
                                ANNUAL RENTS PER NET        RENEWAL        CASH           RENTAL
PROPERTY LOCATION               RENTABLE SQUARE FOOT        OPTIONS     RENT ($000)   REVENUE ($000)
-----------------            ---------------------------   ----------   -----------   --------------
OFFICE
14040 Park Center Road           08/13/99 - 08/12/09       (2) 5 year     $ 1,812        $ 2,025
Herndon, VA                  08/13/01 - 08/12/02: $16.65
                             08/13/02 - 08/12/03: $16.98
                             08/13/03 - 08/12/04: $17.32
                             08/13/04 - 08/12/05: $19.67
                             08/13/05 - 08/12/06: $20.06
                             08/13/06 - 08/12/07: $20.46
                             08/13/07 - 08/12/08: $20.87
                             08/13/08 - 08/12/09: $21.29
15375 Memorial Drive             09/16/99 - 09/15/09       (4) 5 year     $ 3,321        $ 3,437
Houston, TX                  09/16/99 - 09/15/02: $10.00
                             09/16/02 - 09/15/06: $10.50
                             09/16/06 - 09/15/09: $11.00
550 International Parkway        10/1/99 - 09/30/09        (2) 5 year     $ 2,665        $ 2,820
Lake Mary, FL                10/01/01 - 09/30/02: $21.05
                             10/01/02 - 09/30/03: $21.50
                             10/01/03 - 09/30/04: $21.95
                             10/01/04 - 09/30/05: $22.40
                             10/01/05 - 09/30/06: $22.85
                             10/01/06 - 09/30/07: $23.30
                             10/01/07 - 09/30/08: $23.75
                             10/01/08 - 09/30/09: $24.20
600 International Parkway        10/1/99 - 09/30/09        (2) 5 year     $ 2,767        $ 2,921
Lake Mary, FL                10/01/01 - 09/30/02: $22.00
                             10/01/02 - 09/30/03: $22.45
                             10/01/03 - 09/30/04: $22.90
                             10/01/04 - 09/30/05: $23.35
                             10/01/05 - 09/30/06: $23.80
                             10/01/06 - 09/30/07: $24.25
                             10/01/07 - 09/30/08: $24.70
                             10/01/08 - 09/30/09: $25.15
17 Technology Circle             10/01/99 - 09/30/09       (2) 5 year     $ 6,415        $ 6,930
Columbia, SC                 10/01/01 - 09/30/04: $14.06
                             10/01/04 - 09/30/09: $16.17
10300 Kincaid Drive              03/29/00 - 10/31/09       (2) 5 year     $ 3,185        $ 3,287
Fishers, IN                  03/29/00 - 10/31/04: $16.50
                             11/01/04 - 10/31/09: $17.52
6555 Sierra Drive                02/01/00 - 01/31/10       (2) 5 year     $ 4,009        $ 4,250
Irving, TX                   02/01/00 - 01/31/05: $16.21
                             02/01/05 - 01/31/10: $18.05

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART

                                                                        YEAR                       NET
                                            TENANT                  CONSTRUCTED/   LAND AREA    RENTABLE
PROPERTY LOCATION                         (GUARANTOR)               REDEVELOPED     (ACRES)    SQUARE FEET
-----------------             -----------------------------------   ------------   ---------   -----------

389-399 Interpace Parkway        Aventis Pharmaceuticals, Inc.        2000           14.00        340,240
Morris Corporate Center IV        (Pharma Holdings GmbH) (8)
Parsippany, NJ

2000 Eastman Drive             Structural Dynamic Research Corp.      1991           12.36        212,836
Milford, OH                                   (8)
                                                                                    ------      ---------
                                        Office Subtotal                             153.27      2,136,034
                                                                                    ------      ---------

INDUSTRIAL

291 Park Center Drive         Kraft Foods North America, Inc. (8)     2001           25.50        344,700
Winchester, VA
3600 Southgate Drive               Sygma Network, Inc. (10)           2000           19.00        149,500
Danville, IL                          (Sysco Corporation)

224 Harbor Freight Road            Harbor Freight Tools (10)          2001           74.95        474,473
Dillon, SC                        (Central Purchasing, Inc.)

590 Ecology Lane                      Owens Corning (10)              2001           39.52        193,891
Chester, SC
                                                                                    ------      ---------
                                      Industrial Subtotal                           158.97      1,162,564
                                                                                    ------      ---------

                                             Total                                  312.24      3,298,598
                                                                                    ======      =========

LEXINGTON CORPORATE PROPERT  LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHAR  JOINT VENTURE PROPERTY CHART
                                                                           2002          2002 (E)
                                 BASE LEASE TERM AND                      MINIMUM     STRAIGHT-LINE
                                ANNUAL RENTS PER NET        RENEWAL        CASH           RENTAL
PROPERTY LOCATION               RENTABLE SQUARE FOOT        OPTIONS     RENT ($000)   REVENUE ($000)
-----------------            ---------------------------   ----------   -----------   --------------
389-399 Interpace Parkway        06/01/00 - 01/31/10       (2) 5 year     $ 7,844        $ 8,487
Morris Corporate Center IV   06/01/00 - 01/31/05: $23.06
Parsippany, NJ               02/01/05 - 01/31/10: $26.49
2000 Eastman Drive               05/01/91 - 04/30/11       (3) 5 year     $ 2,601        $ 2,790
Milford, OH                  05/01/01 - 04/30/02: $12.05
                             05/01/02 - 04/30/03: $12.31
                             05/01/03 - 04/30/04: $12.57
                             05/01/04 - 04/30/05: $12.84
                             05/01/05 - 04/30/06: $13.11
                             05/01/06 - 04/30/07: $13.39
                             05/01/07 - 04/30/08: $13.73
                             05/01/08 - 04/30/09: $13.97
                             05/01/09 - 04/30/10: $14.27
                             05/01/10 - 04/30/11: $14.57
                                                                          -------        -------
                                                                          $34,619        $36,947
                                                                          -------        -------
INDUSTRIAL
291 Park Center Drive            06/01/01 - 06/01/11       (2) 5 year     $ 1,420        $ 1,515
Winchester, VA               06/01/01 - 06/30/06: $3.92
                             07/01/06 - 06/30/11: $4.45
3600 Southgate Drive             10/15/00 - 10/31/15       (2) 5 year     $   933        $   933
Danville, IL                 10/15/00 - 10/31/15: $6.24
224 Harbor Freight Road          12/05/01 - 12/04/16       (4) 5 year     $ 1,642        $ 1,812
Dillon, SC                   12/05/01 - 12/04/06: $3.46
                             12/05/06 - 12/04/11: $3.81
                             12/05/11 - 12/04/16: $4.19
590 Ecology Lane                 01/01/01 - 01/01/21       (2) 5 year     $ 1,619        $ 1,619
Chester, SC                  01/01/01 - 01/01/21: $8.35
                                                                          -------        -------
                                                                          $ 5,614        $ 5,879
                                                                          -------        -------
                                                                          $40,233        $42,826
                                                                          =======        =======

---------------

 (E) Estimated

 (8) The Company has a 33% economic interest in the entity which owns this Property.

 (9) The Company has a 40% economic interest in the entity which owns this Property.

(10) The Company has a 99% economic interest in the entity which owns this Property.

(11) The joint venture has operating expense stops on this Property of $1,264.

(12) The joint venture has operating expense stops on this Property of $768.

(13) The joint venture operates these investments as a single Property.

(14) The tenant expanded the premises by 107,894 square feet in 2001 .

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 28, 2001 a Special Meeting of Shareholders of the Company was held to vote (i) on the acquisition of the Net Partnerships and (ii) on an increase in the authorized common shares of the Company from 40 million to 80 million.

     As it relates to the items noted above the votes cast were as follows:

                                                               ITEM (I)    ITEM (II)
                                                              ----------   ----------
For.........................................................  11,649,311   19,538,472
Against.....................................................     538,042      676,553
Abstain.....................................................     278,730      278,427

ITEM 4A.  EXECUTIVE OFFICERS AND TRUSTEES OF THE REGISTRANT

     The following sets forth certain information relating to the executive officers and trustees of the Company:

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
E. ROBERT ROSKIND....................  Mr. Roskind has served as the Chairman of the Board of
  Age 57                               Trustees and Co-Chief Executive Officer of the Company since
                                       October 1993. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976.
                                       The LCP Group, L.P. has been the general partner of various limited partnerships with which the Company has had prior
                                       dealings. Mr. Roskind received his B.S. in 1966 from the
                                       University of Pennsylvania and is a 1969 Harlan Fiske Stone
                                       Graduate of the Columbia Law School. He has been a member of the Bar of the State of New York since 1970. He is on the
                                       Board of Directors of Clarion CMBS Value Fund, Inc.
RICHARD J. ROUSE.....................  Mr. Rouse has served as Co-Chief Executive Officer and as a
  Age 56                               trustee of the Company since October 1993. He served as
                                       President of the Company from October 1993 to April 1996,
                                       and since April 1996 has served as Vice Chairman of the
                                       Board of Trustees. Mr. Rouse graduated from Michigan State
                                       University in 1968 and received his M.B.A. in 1970 from the
                                       Wharton School of Finance and Commerce of the University of
                                       Pennsylvania.
T. WILSON EGLIN......................  Mr. Eglin has served as Chief Operating Officer of the
  Age 37                               Company since October 1993 and as a trustee since May 1994.
                                       He served as Executive Vice President from October 1993 to
                                       April 1996, and since April 1996 has served as the
                                       President. Mr. Eglin received his B.A. from Connecticut
                                       College in 1986.

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
PATRICK CARROLL......................  Mr. Carroll has served as Chief Financial Officer of the
  Age 38                               Company since May 1998, Treasurer since January 1999 and
                                       Vice President since November 2001. Prior to joining the
                                       Company, Mr. Carroll was, from 1993 to 1998, a Senior
                                       Manager in the real estate practice of Coopers & Lybrand
                                       L.L.P., a public accounting firm. Mr. Carroll received his
                                       B.B.A. from Hofstra University in 1986, his M.S. in Taxation from C.W. Post in 1991, and is a Certified Public
                                       Accountant.
WILLIAM N. CINNAMOND, JR.............  Mr. Cinnamond has served as Senior Vice President and head
  Age 53                               of asset management since September 2001. Prior to joining the Company, Mr. Cinnamond served as Vice President and
                                       Office/Industrial Real Estate Asset Management Sector Head
                                       for J.P. Morgan Fleming Asset Management, Inc. from 1989 to
                                       2001. Mr. Cinnamond graduated from Boston University in 1970 and received his M.B.A. from Syracuse University in 1972.
STEPHEN C. HAGEN.....................  Mr. Hagen has served as Senior Vice President of the Company
  Age 59                               since October 1996. Mr. Hagen had been associated with The
                                       LCP Group, L.P. from 1995 to 1996. Mr. Hagen received his
                                       B.S. from the University of Kansas in 1965 and his M.B.A. in
                                       1968 from the Wharton School of Finance and Commerce of the
                                       University of Pennsylvania.
PAUL R. WOOD.........................  Mr. Wood has served as Vice President, Chief Accounting
  Age 41                               Officer and Secretary of the Company since October 1993. Mr.
                                       Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.
JANET M. KAZ.........................  Ms. Kaz has served as Vice President of the Company since
  Age 38                               May 1995 and as Asset Manager since October 1993. Ms. Kaz
                                       received her B.A. from Muhlenberg College in 1985.
GEORGE P. WILSON.....................  Mr. Wilson has served as Vice President of the Company since
  Age 41                               December 2000 and as an Asset Manager since May 1999. Prior to joining the Company, Mr. Wilson was the Asset Manager for
                                       American Real Estate Partners, L.P., a publicly traded net lease real estate partnership from 1994 to 1999. He received his B.A. from Columbia College in 1983 and a M.S. in Real
                                       Estate Development from Columbia University in 1986.
PHILIP L. KIANKA.....................  Mr. Kianka has served as Vice President of the Company since
  Age 45                               1997. Prior to joining the Company, from 1985 through 1997,
                                       Mr. Kianka served as a Vice President and Senior Asset
                                       Manager at Merrill Lynch Hubbard, Inc., a real estate
                                       division of Merrill Lynch & Co., Inc. Mr. Kianka received
                                       his B.A. from Clemson University in 1978 and his M.A. from
                                       Clemson University in 1981.
NATASHA ROBERTS......................  Ms. Roberts has served as Vice President and as a member of
  Age 35                               the acquisition department of the Company since 1997. Prior to joining the Company, Ms. Roberts worked for Net Lease
                                       Partners Realty Advisors, a real estate advisory firm and an affiliate of Mr. Roskind from January 1995 to January 1997.
                                       Ms. Roberts received her B.F.A. from New York University in
                                       1989.

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
BRENDAN P. MULLINIX..................  Mr. Mullinix has served as a Vice President of the Company
  Age 27                               since February 2000 and as a member of the acquisitions
                                       department since October 1996. He received his B.A. from
                                       Columbia University in 1996.
GEOFFREY DOHRMANN....................  Mr. Dohrmann has served as a trustee since August 2000. Mr.
  Age 50                               Dorhmann co-founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987
                                       and is currently its Chairman and Chief Executive Officer.
                                       Mr. Dohrmann also belongs to the advisory boards for the
                                       National Real Estate Index, The Journal of Real Estate
                                       Portfolio Management and Center for Real Estate Enterprise
                                       Management. He is also a fellow of the Homer Hoyt Institute and holds the Counselors of Real Estate (CRE) designation.
CARL D. GLICKMAN.....................  Mr. Glickman has served as a trustee since May 1994. He has
  Age 75                               been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the
                                       Board of Directors of Alliance Tire & Rubber Co., Ltd., Bear
                                       Stearns Companies, Inc., Jerusalem Economic Corporation Ltd.
                                       and OfficeMax Inc., as well as numerous private companies.
JOHN D. MCGURK.......................  Mr. McGurk has served as a trustee since January 1997, as
  Age 58                               the designee of Five Arrows Realty Securities, L.L.C., which is the holder, as of December 31, 2001, of 7.5% of the
                                       Company's total outstanding voting securities. He is the
                                       founder and President of Rothschild Realty, Inc., the
                                       advisor to Five Arrows. Prior to starting Rothschild Realty,
                                       Inc. in 1981, Mr. McGurk served as a Regional Vice President for The Prudential Insurance Company of America where he
                                       oversaw its New York City real estate loan portfolio, equity holdings, joint ventures and projects under development. Mr.
                                       McGurk is a member of the Urban Land Institute, Pension Real
                                       Estate Association, Real Estate Board of New York and the
                                       National Real Estate Association, and is a member of the
                                       Trustee Committee of the Caedmon School.
SETH M. ZACHARY......................  Mr. Zachary has served as a trustee since November 1993.
  Age 49                               Since 1987, he has been a partner, and is currently the
                                       Chairman, of the law firm Paul, Hastings, Janofsky & Walker
                                       LLP, counsel to the Company.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The common shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the closing high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

FOR THE QUARTERS ENDED:                                         HIGH        LOW
-----------------------                                       --------    --------
December 31, 2001...........................................  $15.7000    $13.7000
September 30, 2001..........................................   15.4800     13.0000
June 30, 2001...............................................   15.5500     12.7700
March 31, 2001..............................................   13.4375     11.8125

December 31, 2000...........................................   11.9375     10.6875
September 30, 2000..........................................   12.2500     11.0625
June 30, 2000...............................................   11.3125      9.9375
March 31, 2000..............................................   11.6250      9.0000

     The closing price of the common shares of the Company was $14.90 on February 19, 2002.

     As of February 19, 2002, the Company had 3,710 common shareholders of record.

     Dividends. The Company has made quarterly distributions since October 1986 without interruption.

     The dividends paid in each quarter for the last five years are as follows:

QUARTERS ENDED                                     2001    2000    1999    1998    1997
--------------                                     -----   -----   -----   -----   -----
March 31,     ...................................  $0.31   $0.30   $0.30   $0.29   $0.29
June 30,     ....................................  $0.32   $0.30   $0.30   $0.29   $0.29
September 30,     ...............................  $0.32   $0.31   $0.30   $0.29   $0.29
December 31,     ................................  $0.32   $0.31   $0.30   $0.30   $0.29

     The Company's current quarterly dividend rate is $0.33 per share, or $1.32 per share on an annualized basis.

     Following is a summary of the average taxable nature of the Company's dividends for the three years ended December 31:

                                                         2001       2000       1999
                                                        -------    -------    -------
Total dividends per share.............................  $  1.27    $  1.22    $  1.20
                                                        =======    =======    =======
Ordinary income.......................................    95.46%     87.78%     83.73%
20% rate gain.........................................       --       8.48%     10.21%
25% rate gain.........................................       --       3.74%      6.06%
Percent non-taxable as return of capital..............     4.54%        --         --
                                                        -------    -------    -------
                                                         100.00%    100.00%    100.00%
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

     The Company maintains a dividend reinvestment program pursuant to which common shareholders may elect to automatically reinvest their dividends to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program. Under this program none of the common shares issued were purchased on the open market. As of December 31, 2001 approximately 3.0 million common shares are enrolled in the dividend reinvestment program.

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2001. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000's, except per share data)

     On November 28, 2001, the Company acquired twenty-three properties from the Net Partnerships. See Note 4 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

                                          2001       2000       1999       1998        1997
                                        --------   --------   --------   ---------   ---------
Total revenues........................  $ 82,862   $ 80,005   $ 77,300   $  65,117   $  43,569
Operating expenses, including minority
  interest............................   (61,656)   (61,012)   (61,080)    (48,433)    (35,304)
Transactional expenses................        --         --         --        (559)         --
Gain (loss) on sale of properties.....        --      2,959      5,127        (388)      3,517
Income before extraordinary item......    21,206     21,952     21,347      15,737      11,782
Extraordinary item....................    (3,144)        --         --          --      (3,189)
Net income............................    18,062     21,952     21,347      15,737       8,593
Income before extraordinary item per
  common share -- basic...............      0.95       1.15       1.11        0.79        0.61
Income before extraordinary item per
  common share -- diluted.............      0.93       1.10       1.08        0.78        0.59
Net income per common
  share -- basic......................      0.79       1.15       1.11        0.79        0.33
Net income per common
  share -- diluted....................      0.77       1.10       1.08        0.78        0.32
Cash dividends declared per common
  share...............................      1.29       1.23       1.20        1.18        1.16
Net cash provided by operating
  activities..........................    44,480     40,803     39,411      32,008      23,823
Net cash used in investing
  activities..........................   (64,321)   (38,549)   (64,942)   (111,080)   (110,767)

                                          2001       2000       1999       1998        1997
                                        --------   --------   --------   ---------   ---------
Net cash provided by (used in)
  financing activities................    28,912     (6,299)    23,284      86,516      88,116
Ratio of earnings to combined fixed
  charges and preferred dividends.....      1.57       1.55       1.58        1.51        1.59
Real estate assets, net...............   714,047    584,198    606,592     609,717     416,613
Total assets..........................   822,153    668,377    656,481     647,007     468,373
Mortgages and notes payable...........   455,771    387,326    372,254     354,281     220,934
Funds from operations(1)..............    50,270     46,316     40,652      35,141      21,315
Rent received below straight line
  rent................................     2,755      2,804      2,054       2,411         924

     The Company believes that the book value of its real estate assets, which reflects the historical cost of such real estate assets less accumulated depreciation, is not indicative of the current market value of its Properties. Historical operating results are not necessarily indicative of future operating results.
---------------
(1) The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company included in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes which were redeemed by the Company in 2001. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net leased commercial properties. The Company has operated as a REIT since October 1993.

     As of December 31, 2001, the Company owned (or had interests in) 98 real estate Properties. During 2001, the Company purchased 28 Properties, including non-consolidated investments, for $196.2 million.

     During 2001, the Company sold one Property for $4.1 million which approximated book value. During 2000, the Company sold two Properties to the Net Partnerships for $15.6 million, which resulted in an aggregate gain of approximately $2.3 million, and one Property to the tenant for $4.0 million, which resulted in an aggregate gain of $3.0 million.

LIQUIDITY AND CAPITAL RESOURCES

     Since becoming a public company, the Company's principal source of capital for growth has been the public and private equity markets, selective secured indebtedness, its unsecured credit facility, issuance of OP Units and undistributed funds from operations.

     The Company's current $60.0 million variable rate unsecured revolving credit facility, which is scheduled to expire in March 2004, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 2001, $10.0 million was outstanding at an interest rate of 3.43%.

     Since its formation in 1993, the Company has raised, through the issuance of common shares, preferred shares and OP Units, aggregate capital of approximately $194.0 million for the purposes of making acquisitions and retiring indebtedness. In addition, the Company has purchased $109.8 million in real estate through the direct issuance of its common shares and OP Units.

     During 2001, the Company completed a 4.4 million common share offering at $15.20 per share raising $63.4 million of proceeds. The proceeds were used to paydown debt and fund acquisitions.

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

     Cash dividends paid to common shareholders increased to $25.0 million in 2001, compared to $20.8 million in 2000 and $20.5 million in 1999. The Company's dividend and distribution FFO payout ratio, on a per share basis, for 2001, 2000, and 1999 was 71.3%, 69.3%, and 74.1% respectively.

     Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. The Company's two largest tenants, as a percentage of revenue, pay their rent semi-annually (Kmart Corporation) and quarterly (Northwest Pipeline Corp.). Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

     Kmart, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the Property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units valued at $18.9 million and $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $8.4 million ($4.95 per square foot) and increase to $9.4 million on October 1, 2002. Rents are paid semi-annually in arrears. The Property is encumbered by a non-recourse first mortgage, bearing interest at 7% with an outstanding balance of $29.8 million at December 31, 2001.

     Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. Accordingly, this Property currently provides after debt service cash flow to the Company of $2.2 million.

     The Property is one of sixteen warehouse distribution facilities utilized in Kmart's logistical operation. According to Kmart, this facility ranks third by distribution volume, is the primary supply source for 185 Kmart retail stores (approximately 9% of Kmart's total) and also supplies other distribution facilities used by Kmart. As of December 31, 2001 the Company had $3.8 million in accounts receivable from Kmart (including $1.7 million in straight-line rents). Kmart is current in its rental obligation to the Company (the next rental payment is due April 1, 2002) and there have been no discussions with respect to the lease.

     The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $44.5 million for 2001 from $40.8 million for 2000 and $39.4 million for 1999.

     Net cash used in investing activities totaled $64.3 million in 2001, $38.5 million in 2000 and $64.9 million in 1999. Cash used in investing activities related primarily to investments in real estate Properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions. In connection with the acquisition of the Net Partnerships, the Company acquired $3.8 million of cash in 2001.

     Net cash provided by (used in) financing activities totaled $28.9 million in 2001, $(6.3) million in 2000 and $23.3 million in 1999. Cash provided by (used in) financing activities during each year was primarily attributable to proceeds from non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments, debt service payments and the repurchase of the Company's common shares/operating partnership units. In addition, in 2001 the Company completed an equity offering raising $63.4 million.

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

     The following table provides certain information with respect to such partnership interests as of December 31, 2001 (assuming the Company's annual dividend rate remains at the current $1.32 per share).

                                                                                             TOTAL
                                                                             CURRENT        CURRENT
                                                     TOTAL                  ANNUALIZED     ANNUALIZED
REDEEMABLE FOR                                      NUMBER     AFFILIATE     PER UNIT     DISTRIBUTION
COMMON SHARES:                                     OF UNITS      UNITS     DISTRIBUTION      ($000)
--------------                                     ---------   ---------   ------------   ------------
At any time......................................  3,430,793   1,317,759      $1.32          $4,529
At any time......................................  1,271,073     120,374       1.08           1,373
At any time......................................    133,050      52,144       1.12             149
June 2002........................................     83,400      83,400       1.32             110
January 2003.....................................     17,901          --         --              --
March 2004.......................................     43,734          --       0.27              12
March 2004.......................................     19,510          --         --              --
November 2004....................................     24,552       2,856         --              --
March 2005.......................................     29,384          --         --              --
January 2006.....................................    171,168         416         --              --
February 2006....................................     28,230       1,743         --              --
May 2006.........................................      9,368          --       0.29               3
November 2006....................................     44,858      44,858       1.32              59
                                                   ---------   ---------      -----          ------
                                                   5,307,021   1,623,550      $1.17          $6,235
                                                   =========   =========      =====          ======

     Affiliate units, which are included in total units, represent OP Units held by two executive officers (including their affiliates) of the Company.

FINANCING

     Revolving Credit Facility. The Company's $60.0 million unsecured credit facility, which expires March 2004, bears interest at 150-250 basis points over LIBOR depending on the amount of Properties the Company owns free and clear of mortgage debt and has an interest rate period of one, three, or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. As of December 31, 2001, $10.0 million was outstanding and

$46.7 million was available to be drawn. The Company had four outstanding letters of credit aggregating $3.3 million which expire in 2005 ($2.5 million), 2007 ($0.4 million) and 2010 ($0.4 million).

     Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2001, a total of 64 of the Company's 86 consolidated Properties were subject to outstanding mortgages which had an aggregate principal amount of $445.8 million. The weighted average interest rate on the Company's debt, including line of credit borrowings, on such date was approximately 7.28%. The scheduled principal amortization payments for the next five years are as follows: $14.6 million in 2002; $15.6 million in 2003; $16.4 million in 2004; $15.8 million in 2005 and $14.0 million in 2006. Approximate balloon payment amounts, excluding line of credit borrowings, having a weighted average interest rate of 6.93%, due the next five years are as follows: $0 million in 2002; $0 million in 2003; $17.4 million in 2004; $81.0 million in 2005 and $0 million in 2006. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related Property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged Properties, the then current tax laws and the general national, regional and local economic conditions.

     Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of Property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For three of the Properties, the Company does have a level of property operating expense responsibility. The Company generally funds Property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded Properties. To the extent there is a vacancy in a Property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

     Origination Fees Payable. In connection with certain acquisitions, the Company assumed obligations ($2.2 million in principal plus accrued interest) which bear interest on the outstanding principal balances only at rates ranging from 12.3% to 19.0%. The scheduled annual payments for the years 2002 through 2006 are $0.4 million.

     Shares Repurchase. The Company's Board of Trustees has authorized the Company to repurchase, from time to time, up to 2.0 million common shares and operating partnership units depending on market conditions and other factors. As of December 31, 2001, the Company had repurchased approximately 1.4 million common shares and operating partnership units, at an average price of approximately $10.55 per common share/unit.

RESULTS OF OPERATIONS ($000)

                                                                                  INCREASE
                                                                                 (DECREASE)
                                                                            ---------------------
SELECTED INCOME STATEMENT DATA                 2001      2000      1999     2001-2000   2000-1999
------------------------------                -------   -------   -------   ---------   ---------
Total revenues..............................  $82,862   $80,005   $77,300    $ 2,857     $2,705
Total expenses..............................   56,272    54,997    54,642      1,275        355
  Interest..................................   29,732    29,581    29,099        151        482
  Depreciation and amortization of real
     estate.................................   18,312    17,513    18,000        799       (487)
  General & administrative..................    4,952     4,902     4,687         50        215
  Property operating........................    1,636     1,504     1,865        132       (361)
Net income..................................   18,062    21,952    21,347     (3,890)       605

     Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2001, $1.5 million is attributable to increased earnings from non-consolidated entities established in 1999. The remaining revenue growth in 2001 was primarily attributable to increased rental revenues from Properties purchased in 2000 and owned for the entire year in 2001 and Properties purchased in 2001. Of the increase in total revenues in 2000, $1.8 million is attributable to increased earnings from non-consolidated entities established in the third and fourth quarter of 1999. The remaining revenue growth in 2000 relates to rental revenues from Properties purchased in 1999 and owned for the entire year in 2000. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 7.79% at December 31, 1999 to 7.28% at December 31, 2001 due to debt refinancings, repayments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have remained the same and/or decreased as a percentage of total revenue to 6.0% in 2001, 6.1% in 2000 and 6.1% in 1999 due to the growth of the Company's portfolio relative to these expenses. The increase in property operating expenses in 2001 relates to costs incurred relating to two Properties that became vacant in 2001, which resulted in the Company incurring Property level operating expenses which normally are the responsibility of the tenant, and a third Property in which the Company has a level of operating expense responsibility. The decrease in property operating expense in 2000 relates to the tenanting of a Property that was vacant in 1999. Net income decreased in 2001 due to the impact of items discussed above offset by the incurring of a $3.1 million extraordinary charge for early extinguishment of debt and a $3.0 million reduction in gains on sales of Properties. Net income increased in 2000 due to the impact of the items discussed above offset by the reduction in gains on sale of Properties of approximately $2.2 million.

     The Company's non-consolidated entities had aggregate net income of $10.2 million in 2001 compared with $4.8 million in 2000 and $0.2 million in 1999. The increase in net income is primarily attributable to an increase in rental income of $21.1 million in 2001 and $14.4 million in 2000 attributable to acquisition of Properties and expansion of an existing Property. In addition, advisory fee income, which includes acquisition and asset management fees, decreased by $0.5 million in 2001 due to the reduction in the amount of acquisitions made by LAC in 2001 compared to 2000 which was partially offset by acquisitions made by the private investment fund client in 2001 and increased by $1.0 million in 2000 due to the increase in Properties purchased in 2000 by LAC compared to 1999. These revenue sources were partly offset by an increase in (i) interest expense of $9.0 million in 2001 and $6.4 million in 2000 due to increased acquisition leverage, (ii) depreciation expense of $4.0 million in 2001 and $3.4 million in 2000 due to more depreciable assets owned and (iii) property operating/general and administrative expenses of $2.2 million in 2001 and $1.9 million in 2000 due to an increase in the asset base and advisory accounts.

     The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generates acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (10 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control, that could offset these items including, without limitation, increased interest rates of variable debt ($57.7 million as of December 31, 2001 at a weighted average interest rate of 4.68%) and tenant monetary defaults.

FUNDS FROM OPERATIONS

     The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company included in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes, which were fully satisfied in 2001. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

     The following table reflects the calculation of the Company's FFO and cash flow activities for each of the years in the three year period ended December 31, 2001 ($000):

                                                                2001       2000        1999
                                                              --------   --------    --------
Net income..................................................  $ 18,062   $ 21,952    $ 21,347
  Depreciation and amortization of real estate..............    18,312     17,513      18,000
  Minority interests' share of net income...................     5,215      5,772       6,226
  Gain on sale of property..................................        --     (2,959)     (5,127)
  Amortization of leasing commissions.......................       769        503          --
  Deemed conversion of notes payable........................     1,000      1,582          --
  Joint venture adjustment -- depreciation..................     3,768      1,953         206
  Extraordinary item........................................     3,144         --          --
                                                              --------   --------    --------
     Funds From Operations..................................  $ 50,270   $ 46,316    $ 40,652
                                                              ========   ========    ========
Cash flows from operating activities........................  $ 44,480   $ 40,803    $ 39,411
Cash flows used in investing activities.....................   (64,321)   (38,549)    (64,942)
Cash flows from (used in) financing activities..............    28,912     (6,299)     23,284

     The Company's dividend and distribution FFO payout ratio, on a per share basis, was 71.3%, 69.3% and 74.1% for the years ended December 31, 2001, 2000 and 1999 respectively.

     RECENTLY ISSUED ACCOUNTING STANDARDS. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Company's consolidated results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to its variable rate debt. As of December 31, 2001 and 2000 the Company's variable rate indebtedness represented 12.7% and 13.0%, respectively, of total mortgages and notes payable. During 2001 and 2000, this variable rate indebtedness had a weighted average interest rate of 6.56% and 7.86%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $252,000 and $699,000 in 2001 and 2000, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     32
Consolidated Balance Sheets as of December 31, 2001 and
  2000......................................................     33
Consolidated Statements of Income for the years ended
  December 31, 2001, 2000 and 1999..........................     34
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2001, 2000 and 1999......     35
Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999..........................     36
Notes to Consolidated Financial Statements..................  37-58
Financial Statement Schedule
Schedule III -- Real Estate and Accumulated Depreciation....  59-61

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                         /s/ KPMG LLP

New York, New York
January 23, 2002

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        ($000 EXCEPT PER SHARE AMOUNTS)
                                  DECEMBER 31,

                                                                2001       2000
                                                              --------   --------
ASSETS
Real estate, at cost
  Buildings and building improvements.......................  $702,494   $583,522
  Land and land estates.....................................   116,795     87,606
  Land improvements.........................................     3,154      3,154
  Fixtures and equipment....................................     8,345      8,345
                                                              --------   --------
                                                               830,788    682,627
  Less: accumulated depreciation............................   116,741     98,429
                                                              --------   --------
                                                               714,047    584,198
Investment in and advances to non-consolidated entities.....    48,764     40,836
Cash and cash equivalents...................................    13,863      4,792
Restricted cash.............................................     1,825      1,598
Deferred expenses (net of accumulated amortization of $4,411
  in 2001 and $5,222 in 2000)...............................     8,875      7,958
Rent receivable.............................................    19,026     16,583
Other assets, net...........................................    15,753     12,412
                                                              --------   --------
                                                              $822,153   $668,377
                                                              ========   ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages payable...........................................  $445,771   $345,505
Credit facility borrowings..................................    10,000     41,821
Origination fees payable, including accrued interest........     6,636      6,703
Accounts payable and other liabilities......................     5,489      4,312
Accrued interest payable....................................     1,507      2,161
                                                              --------   --------
                                                               469,403    400,502
Minority interests..........................................    57,859     64,812
                                                              --------   --------
                                                               527,262    465,314
                                                              --------   --------
Commitments and contingencies (notes 6 and 8)
Preferred shares, par value $0.0001 per share; authorized
  10,000,000 shares. Class A Senior Cumulative Convertible
  Preferred, liquidation preference $25,000, 2,000,000
  shares issued and outstanding.............................    24,369     24,369
                                                              --------   --------
Common shares, par value $0.0001 per share; 287,888 shares
  issued and outstanding, liquidation preference $3,886.....     3,809      3,809
                                                              --------   --------
Shareholders' equity:
  Common shares, par value $0.0001 per share, authorized
     80,000,000 shares, 24,219,409 and 16,863,394 shares
     issued and outstanding in 2001 and 2000,
     respectively...........................................         2          2
  Additional paid-in-capital................................   342,161    240,112
  Deferred compensation, net................................    (1,641)    (1,019)
  Accumulated distributions in excess of net income.........   (71,836)   (62,227)
                                                              --------   --------
                                                               268,686    176,868
  Less: notes receivable from officers/shareholders.........    (1,973)    (1,983)
                                                              --------   --------
          Total shareholders' equity........................   266,713    174,885
                                                              --------   --------
                                                              $822,153   $668,377
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Revenues:
  Rental.................................................  $   78,402   $   76,824   $   75,760
  Equity in earnings of non-consolidated entities........       3,328        1,851           25
  Interest and other.....................................       1,132        1,330        1,515
                                                           ----------   ----------   ----------
                                                               82,862       80,005       77,300
                                                           ----------   ----------   ----------
Expenses:
  Interest expense.......................................      29,732       29,581       29,099
  Depreciation and amortization of real estate...........      18,312       17,513       18,000
  Amortization of deferred expenses......................       1,640        1,497          991
  General and administrative expenses....................       4,952        4,902        4,687
  Property operating expenses............................       1,636        1,504        1,865
                                                           ----------   ----------   ----------
                                                               56,272       54,997       54,642
                                                           ----------   ----------   ----------
Income before gain on sale of properties, minority
  interests and extraordinary item.......................      26,590       25,008       22,658
Gain on sale of properties...............................          --        2,959        5,127
                                                           ----------   ----------   ----------
Income before minority interests and extraordinary
  item...................................................      26,590       27,967       27,785
Minority interests.......................................       5,384        6,015        6,438
                                                           ----------   ----------   ----------
Income before extraordinary item.........................      21,206       21,952       21,347
Extraordinary item.......................................       3,144           --           --
                                                           ----------   ----------   ----------
     Net income..........................................  $   18,062   $   21,952   $   21,347
                                                           ==========   ==========   ==========
Income per common share -- basic:
Income before extraordinary item.........................  $     0.95   $     1.15   $     1.11
Extraordinary item.......................................       (0.16)          --           --
                                                           ----------   ----------   ----------
     Net income..........................................  $     0.79   $     1.15   $     1.11
                                                           ==========   ==========   ==========
Weighted average common shares outstanding...............  19,522,323   16,900,039   16,979,925
                                                           ==========   ==========   ==========
Income per common share -- diluted:
Income before extraordinary item.........................  $     0.93   $     1.10   $     1.08
Extraordinary item.......................................       (0.16)          --           --
                                                           ----------   ----------   ----------
     Net income..........................................  $     0.77   $     1.10   $     1.08
                                                           ==========   ==========   ==========
Weighted average common shares outstanding...............  19,862,880   24,714,219   24,945,267
                                                           ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                                                     ACCUMULATED       NOTES
                                                       ADDITIONAL     DEFERRED      DISTRIBUTIONS    RECEIVABLE        TOTAL
                                 NUMBER OF              PAID-IN     COMPENSATION,   IN EXCESS OF     OFFICERS/     SHAREHOLDERS'
                                   SHARES     AMOUNT    CAPITAL          NET         NET INCOME     SHAREHOLDERS      EQUITY
                                 ----------   ------   ----------   -------------   -------------   ------------   -------------
Balance at December 31, 1998...  17,103,532     $2      $241,924       $    --        $(59,155)       $(1,996)       $180,775
Net income.....................          --     --            --            --          21,347             --          21,347
Dividends paid to common
  shareholders ($1.20 per
  share).......................          --     --            --            --         (20,524)            --         (20,524)
Dividends paid to preferred
  shareholders ($1.26 per
  share).......................          --     --            --            --          (2,520)            --          (2,520)
Common shares issued, net......     673,262     --         7,635          (701)             --             --           6,934
Common shares repurchased and
  retired......................    (871,509)    --        (9,220)           --              --             --          (9,220)
Repayments on notes............          --     --            --            --              --              5               5
                                 ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 1999...  16,905,285      2       240,339          (701)        (60,852)        (1,991)        176,797
Net income.....................          --     --            --            --          21,952             --          21,952
Dividends paid to common
  shareholders ($1.22 per
  share).......................          --     --            --            --         (20,765)            --         (20,765)
Dividends paid to preferred
  shareholders ($1.281 per
  share).......................          --     --            --            --          (2,562)            --          (2,562)
Common shares issued, net......     353,494     --         3,866          (664)             --             --           3,202
Amortization of deferred
  compensation.................          --     --            --           346              --             --             346
Common shares repurchased and
  retired......................    (395,385)    --        (4,093)           --              --             --          (4,093)
Repayments on notes............          --     --            --            --              --              8               8
                                 ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 2000...  16,863,394      2       240,112        (1,019)        (62,227)        (1,983)        174,885
Net income.....................          --     --            --            --          18,062             --          18,062
Dividends paid to common
  shareholders ($1.27 per
  share).......................          --     --            --            --         (25,004)            --         (25,004)
Dividends paid to preferred
  shareholders ($1.3335 per
  share).......................          --     --            --            --          (2,667)            --          (2,667)
Common shares issued, net......   7,368,015     --       102,206        (1,181)             --             --         101,025
Amortization of deferred
  compensation.................          --     --            --           559              --             --             559
Common shares repurchased and
  retired......................     (12,000)    --          (157)           --              --             --            (157)
Repayments on notes............          --     --            --            --              --             10              10
                                 ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 2001...  24,219,409     $2      $342,161       $(1,641)       $(71,836)       $(1,973)       $266,713
                                 ==========     ==      ========       =======        ========        =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)
                            YEARS ENDED DECEMBER 31,

                                                                2001       2000       1999
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net income................................................  $ 18,062   $ 21,952   $  21,347
  Adjustments to reconcile net income to net cash provided
     by operating activities, net of effects from
     acquisitions:
     Depreciation and amortization..........................    19,952     19,010      18,991
     Minority interests.....................................     5,384      6,015       6,438
     Gain on sale of properties.............................        --     (2,959)     (5,127)
     Extraordinary item.....................................     3,144         --          --
     Straight-line rents....................................    (2,755)    (2,804)     (2,054)
     Other non-cash charges.................................     1,089        714         244
     Equity in earnings of non-consolidated entities........    (3,328)    (1,851)        (25)
     Distributions from non-consolidated entities...........     4,593      1,092          --
     Increase (decrease) in accounts payable and other
       liabilities..........................................    (2,140)       310      (1,013)
     Other adjustments, net.................................       479       (676)        610
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    44,480     40,803      39,411
                                                              --------   --------   ---------
Cash flows from investing activities:
  Net proceeds from sale of properties......................     4,107     19,402      31,548
  Proceeds from sale of joint venture interest..............        --         --      10,781
  Acquisition of the Net Partnerships, net of debt assumed
     and $3,777 in cash.....................................   (27,835)        --          --
  Investment in real estate.................................   (19,363)   (27,116)   (102,987)
  Investments in non-consolidated entities..................    (5,620)   (26,247)     (4,284)
  Advances to non-consolidated entities.....................    (4,195)    (4,588)         --
  Investment in and advances to the Net Partnerships........   (10,979)        --          --
  Real estate deposits......................................      (436)        --          --
                                                              --------   --------   ---------
          Net cash used in investing activities.............   (64,321)   (38,549)    (64,942)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Proceeds of mortgages and notes payable...................   100,194     84,340      56,075
  Change in credit facility borrowing, net..................   (31,821)   (29,100)     18,300
  Dividends to common and preferred shareholders............   (27,671)   (23,327)    (23,044)
  Principal payments on debt, excluding normal
     amortization...........................................   (48,611)   (15,066)     (5,513)
  Principal amortization payments...........................   (12,354)   (11,646)    (10,468)
  Common shares issued, net of offering costs...............    63,528      1,402       4,676
  Cash distributions to minority interests..................    (6,236)    (6,323)     (6,533)
  Change in escrow deposits.................................      (775)       724         104
  Increase in deferred expenses.............................    (3,203)    (4,090)     (1,718)
  Change in restricted cash.................................      (227)       872         745
  Common shares/partnership units repurchased...............      (348)    (4,093)     (9,220)
  Penalties paid on early retirement of debt................    (3,575)        --          --
  Other.....................................................        11          8        (120)
                                                              --------   --------   ---------
          Net cash provided by (used in) financing
            activities......................................    28,912     (6,299)     23,284
                                                              --------   --------   ---------
Change in cash and cash equivalents.........................     9,071     (4,045)     (2,247)
Cash and cash equivalents, beginning of year................     4,792      8,837      11,084
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 13,863   $  4,792   $   8,837
                                                              ========   ========   =========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         ($000'S EXCEPT PER SHARE DATA)

(1)  THE COMPANY

     Lexington Corporate Properties Trust, (the "Company"), is a self-managed and self-administered Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties. Lexington Realty Advisors, Inc. ("LRA"), a non-consolidated affiliate of the Company, provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2001 the Company owned or had interests in 98 properties in 30 states. The real properties owned by the Company are subject to triple net leases to corporate tenants, although for three investments the leases provide a level of operating expenses which are landlord responsibilities.

     The Company's Board of Trustees authorized the Company to repurchase, from time to time, up to 2.0 million common shares and/or operating partnership units, depending on market conditions and other factors. As of December 31, 2001, the Company repurchased approximately 1.4 million common shares/partnership units at an average price of approximately $10.55 per common share/partnership unit.

     On November 28, 2001, the shareholders of the Company approved an increase in the number of authorized common shares from 40.0 million shares to 80.0 million shares.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II") and Net 3 Acquisition L.P. ("Net 3"). The Company is the sole general partner and majority limited partner of LCIF, LCIF II and Net 3.

     Real Estate. Real estate assets are stated at cost, less accumulated depreciation and amortization. If there is an event or change in circumstance that indicates that an impairment in the value of a property has occurred, the Company's policy is to assess any impairment in value by making a comparison of the current and projected operating cash flows of each such property over its remaining useful life, on an undiscounted basis, to the carrying amount of the property. If such carrying amounts are in excess of the estimated projected operating cash flows of the property, the Company would recognize an impairment loss equivalent to an amount required to adjust the carrying amount to its estimated fair market value.

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

     Investments in non-consolidated entities. The Company accounts for its investments in less than 50% owned entities and LRA under the equity method since it has influence over, but does not control, such entities.

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

     Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust under the Internal Revenue Code. A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. As distributions have equaled or exceeded taxable income, no provision for Federal income taxes has been made. State and local income taxes, which are not significant, have been provided for those states and localities in which the Company operates and is subject to an income tax.

     A summary of the average taxable nature of the Company's dividends for each of the years in the three year period ended December 31, 2001 is as follows:

                                                            2001      2000      1999
                                                           ------    ------    ------
Total dividends per share................................  $ 1.27    $ 1.22    $ 1.20
                                                           ======    ======    ======
Ordinary income..........................................   95.46%    87.78%    83.73%
20% rate gain............................................      --      8.48%    10.21%
25% rate gain............................................      --      3.74%     6.06%
Percent non-taxable as return of capital.................    4.54%       --        --
                                                           ------    ------    ------
                                                           100.00%   100.00%   100.00%
                                                           ======    ======    ======

     Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include operating partnership units, exchangeable notes and convertible preferred shares. In 2001 all other securities were not dilutive and in 2000 and 1999 the preferred shares were not dilutive.

     Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     Restricted Cash. Restricted cash includes tenant security deposits and amounts for certain debt obligations including funding requirements.

     Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates made include the recoverability of accounts receivable (primarily related to straight-line rents), the useful lives of real estate and the allocation of purchase price to individual properties purchased in a portfolio. Actual results could differ from those estimates.

     Recently Issued Accounting Standards. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment or Disposal of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations --

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Company has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Company's consolidated results of operations or financial position.

     Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform with the current year presentation.

(3)  EARNINGS PER SHARE

     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2001:

                                                   2001          2000          1999
                                                -----------   -----------   -----------
                    BASIC
Income before extraordinary item..............  $    21,206   $    21,952   $    21,347
Less dividends attributable to preferred
  shares......................................       (2,709)       (2,562)       (2,520)
                                                -----------   -----------   -----------
Income attributed to common shareholders
  before extraordinary item...................       18,497        19,390        18,827
Extraordinary item............................       (3,144)           --            --
                                                -----------   -----------   -----------
Net income attributed to common
  shareholders................................  $    15,353   $    19,390   $    18,827
                                                ===========   ===========   ===========
Weighted average number of common shares
  outstanding.................................   19,522,323    16,900,039    16,979,925
                                                ===========   ===========   ===========
Income per common share -- basic:
Income before extraordinary item..............  $      0.95   $      1.15   $      1.11
Extraordinary item............................        (0.16)           --            --
                                                -----------   -----------   -----------
Net income....................................  $      0.79   $      1.15   $      1.11
                                                ===========   ===========   ===========
                   DILUTED
Income attributed to common shareholders
  before extraordinary item...................  $    18,497   $    19,390   $    18,827
Add incremental income attributed to assumed
  conversion of dilutive securities...........           --         7,772         8,225
                                                -----------   -----------   -----------
Income attributed to common shareholders
  before extraordinary item...................       18,497        27,162        27,052
Extraordinary item............................       (3,144)           --            --
                                                -----------   -----------   -----------
Net income attributed to common
  shareholders................................  $    15,353   $    27,162   $    27,052
                                                ===========   ===========   ===========
Weighted average number of shares used in
  calculation of basic earnings per share.....   19,522,323    16,900,039    16,979,925

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                   2001          2000          1999
                                                -----------   -----------   -----------
Add incremental shares representing:
  Shares issuable upon exercise of employee
     stock options............................      340,557       166,806         4,194
  Shares issuable upon conversion of dilutive
     securities...............................           --     7,647,374     7,961,148
                                                -----------   -----------   -----------
Weighted average number of shares used in
  calculation of diluted earnings per common
  share.......................................   19,862,880    24,714,219    24,945,267
                                                ===========   ===========   ===========
Income per common share -- diluted:
Income before extraordinary item..............  $      0.93   $      1.10   $      1.08
Extraordinary item............................        (0.16)           --            --
                                                -----------   -----------   -----------
Net income....................................  $      0.77   $      1.10   $      1.08
                                                ===========   ===========   ===========

(4)  INVESTMENTS IN REAL ESTATE

     On November 28, 2001 the Company acquired all the interests in the Net Partnerships, which consisted of twenty-three properties. The aggregate purchase price was $136,300 which included $31,612 in cash and common shares and operating partnership units valued at $32,283. The number of common shares and operating partnership units issued was based upon a per share/unit price of $14.49, which was the average closing price of the Company's common shares for the 20 trading days prior to closing.

     The following table summarizes the fair value of the assets acquired and liabilities assumed as of November 28, 2001:

Real estate.................................................  $136,331
Cash........................................................     3,777
Other assets................................................       554
Mortgages...................................................   (61,389)
Notes payable -- Lexington..................................   (11,114)
Other liabilities...........................................    (2,888)
                                                              --------
Net assets acquired.........................................  $ 65,271
                                                              ========

     During 2001 and 2000 the Company made the following acquisitions, excluding acquisitions made by non-consolidated entities:

                                                                                                                   NET
                                                                                                                RENTABLE
DATE OF                                                                     ACQUISITION   BASE RENT     LEASE    SQUARE
ACQUISITION                  TENANT                         LOCATION           COST      DECEMBER 31,  EXPIRES    FEET
-----------  ---------------------------------------  --------------------  -----------  ------------  -------  ---------
2001
March 30     Kraft Foods North America, Inc.          Winchester, VA            $14,400        $1,515    06-11    344,700
November 28  Bull HN Information Systems, Inc.        Phoenix, AZ                11,436         1,086    10-05    137,058
November 28  Hollywood Entertainment Corp.            Wilsonville, OR            13,328         1,531    11-08    122,853
November 28  Nextel Communication of the
             Mid-Atlantic, Inc.                       Hampton, VA                11,667         1,302    12-09    100,632
November 28  The Tranzonic Companies                  Highland Heights, OH        6,318           762    02-09    119,641
November 28  Hewlett Packard Company                  San Diego, CA               8,700           888    01-10     65,755
November 28  Cox Communication, Inc.                  Tucson, AZ                  3,284           401    09-10     28,591
November 28  IKON Office Solutions                    Milford, CT                 2,832           337    12-04     27,360
November 28  Associated Grocers of Florida, Inc.      Ocala, FL                  19,013         2,238    12-18    668,034

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                                                                   NET
                                                                                                                RENTABLE
DATE OF                                                                     ACQUISITION   BASE RENT     LEASE    SQUARE
ACQUISITION                  TENANT                         LOCATION           COST      DECEMBER 31,  EXPIRES    FEET
-----------  ---------------------------------------  --------------------  -----------  ------------  -------  ---------
November 28  Corporate Express Office Products, Inc.  Henderson, NC               7,442           810    01-14    196,946
November 28  Stone Container Corporation              Columbia, SC                4,638           571    08-12    185,961
November 28  Johnson Controls, Inc.                   Plymouth, MI                7,663           809    12-06    134,160
November 28  The Tranzonic Companies                  Tempe, AZ                   1,892           202    02-09     49,951
November 28  Ameritech Services, Inc.                 Columbus, OH                1,594           255    05-05     20,000
November 28  Sam's Real Estate Business Trust         Westland, MI                7,221           753    01-09    102,826
November 28  Wal-Mart Stores, Inc.                    Gainesville, GA             2,631           328    01-09     89,199
November 28  Kohl's Department Stores, Inc.           Eau Claire, WI              4,302           462    01-15     76,164
November 28  Wal-Mart Real Estate Business Trust      Jacksonville, AL            1,959           146    01-09     56,132
November 28  Best Buy Co, Inc.                        Canton, OH                  4,417           465    02-18     46,350
November 28  Best Buy Co, Inc.                        Spartanburg, SC             4,167           395    02-18     45,800
November 28  Bally's Health & Fitness Corp.           Phoenix, AZ                 5,627           808    06-08     36,556
November 28  Greyhound Lines, Inc.                    Stockton, CA                1,296           193    12-09     17,000
November 28  Circuit City Stores, Inc.                Lynchburg, VA                 797           101    11-06      9,300
November 28  Wal-Mart Stores, Inc.                    Sumter, SC                  4,107           328    01-08    103,377
December 11  Owens Corning                            Hebron, OH                  8,447           989    05-09    400,522
December 11  Owens Corning                            Hebron, OH                  5,340           648    02-10    250,410
                                                                            -----------  ------------           ---------
                                                                               $164,518       $18,323           3,435,278
                                                                            ===========  ============           =========
2000
March 20     Nextel Communications of the
             Mid-Atlantic , Inc.                      Hampton, VA                $6,715          $719    01-10     56,515
May 11       Avnet, Inc.                              Phoenix, AZ                23,250         2,468    11-07    176,402
                                                                            -----------  ------------           ---------
                                                                                $29,965        $3,187             232,917
                                                                            ===========  ============           =========

     The Company sold one property in 2001, three properties in 2000 and seven properties in 1999 for aggregate selling prices of $4,107, $19,600, and $63,900, respectively, which resulted in gains in 2001, 2000 and 1999 of $0, $2,959 and $5,127, respectively. In addition, in 2001 and 2000 the Company contributed the Winchester, Virginia and Herndon, Virginia properties (along with non-recourse mortgage notes), respectively to Lexington Acquiport Company, LLC for capital contributions of $1,168 and $2,393, respectively.

     The following unaudited pro forma operating information for the years ended December 31, 2001 and 2000 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2001 and 2000 had been consummated as of January 1, 2000. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2000. Unaudited pro forma amounts are as follows:

                                                       DECEMBER 31, 2001   DECEMBER 31, 2000
                                                       -----------------   -----------------
Revenues.............................................       $98,098             $99,076
Income before extraordinary item.....................       $27,101             $27,166
Net income...........................................       $23,958             $27,166
Income before extraordinary item per common share:
  Basic..............................................       $  1.14             $  1.29
  Diluted............................................       $  1.10             $  1.23
Net income per common share:
  Basic..............................................       $  0.99             $  1.29
  Diluted............................................       $  0.98             $  1.23

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

  Lexington Acquiport Company, LLC

     Lexington Acquiport Company, LLC ("LAC"), is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund ("CRF"). The joint venture agreement expires December 2011. The Company and CRF originally committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. Through December 31, 2001 total contributions were $111,283. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of purchase price of each property investment. All allocations of profit, loss and cash flows are made one-third to the Company and two-thirds to CRF.

     During 2001 this joint venture was expanded whereby Lexington and CRF committed an additional $50,000 and $150,000, respectively. In addition to the fees LRA currently earns on acquisitions and asset management, under the expanded joint venture LRA will also earn 50 basis points on all mortgage debt directly placed. All allocations of profit, loss and cash flows from all properties acquired under the expanded joint venture are allocated 25% to the Company and 75% to CRF.

     CRF can indicate their election to put their equity position in LAC to the Company. The Company has the option of issuing common shares for the fair market value of CRF's equity position (as defined) or cash for 110% of the fair market value of CRF's equity position. The per common share value of shares issued for CRF's equity position will be the greater of (i) the price of the Company's common shares on the closing date (ii) the Company's funds from operations per share (as defined) multiplied by 8.5 or (iii) $13.40 for the initial joint venture (all properties that are currently owned) and $15.20 for any properties purchased under the expanded joint venture. The Company has the right not to accept any property (thereby reducing the fair market value of CRF's equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). In addition the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

     During 2001, 2000 and 1999, LAC made the following investments:

                                                                                                           NET
                                                                                                        RENTABLE
DATE OF                                                          ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION                TENANT                  LOCATION         COST       DECEMBER 31,   EXPIRES     FEET
-----------    ------------------------------   --------------   -----------   ------------   -------   ---------
2001
May 6          Kraft Foods North America,       Winchester, VA    $ 14,400       $ 1,515       06-11      344,700
               Inc.
                                                                  ========       =======                =========
2000
January 20     Structural Dynamics Research     Milford, OH       $ 26,900       $ 2,790       04-11      212,836
               Corporation
March 29       Bank One Indiana, N.A.           Fishers, IN         24,500         3,287       10-09      193,000
April 17       NEC America, Inc.                Herndon, VA         19,087         2,025       08-09      108,000
September 6    True North Communications,       Irving, TX          41,850         4,250       01-10      247,254
               Inc.
September 28   First USA Management Services,   Lake Mary, FL       41,700         5,741       09-09      251,075
               Inc.
December 27    Aventis Pharmaceuticals, Inc.    Parsippany, NJ      81,000         8,487       01-10      340,240
                                                                  --------       -------                ---------
                                                                  $235,037       $26,580                1,352,405
                                                                  ========       =======                =========
1999
September 15   Vastar Resources, Inc.           Houston, TX       $ 34,770       $ 3,437       09-09      327,325
                                                                  ========       =======                =========

     In 1999, LAC also made an $11,009 investment in a participating note receivable, which has a stated interest rate of 6.9% and a 50% interest in the property cash flows from the entity that owns the Houston, Texas property.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized balance sheet data as of December 31, 2001 and 2000 and income statement data for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                                2001       2000
                                                              --------   --------
Real estate, net............................................  $245,537   $236,076
Note receivable.............................................    11,009     11,009
Cash and cash equivalents...................................     3,623      3,459
Other assets................................................     5,147      3,262
                                                              --------   --------
                                                              $265,316   $253,806
                                                              ========   ========
Mortgages payable...........................................  $151,697   $152,874
Accounts payable............................................       661        218
Other liabilities...........................................       690        840
Equity......................................................   112,268     99,874
                                                              --------   --------
                                                              $265,316   $253,806
                                                              ========   ========

                                                                2001      2000     1999
                                                              --------   -------   ----
Revenues....................................................  $ 28,661   $10,525   $267
Interest expense............................................   (11,910)   (4,327)    --
Depreciation of real estate.................................    (4,932)   (1,765)    --
Other.......................................................    (3,147)   (1,222)   (85)
                                                              --------   -------   ----
     Net income.............................................  $  8,672   $ 3,211   $182
                                                              ========   =======   ====

     As of December 31, 2001, the LAC properties are 100% leased and have scheduled lease expiration dates ranging from 2009 to 2011.

     Minimum future rental receipts under non-cancelable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $ 26,303
2003........................................................    26,508
2004........................................................    26,830
2005........................................................    28,825
2006........................................................    29,313
Thereafter..................................................    93,607
                                                              --------
                                                              $231,386
                                                              ========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The mortgages payable bear interest at rates ranging from 7.33% to 8.19% and mature at various dates ranging from 2010 to 2012. Scheduled principal amortization and balloon payments for the mortgages for the next five years and thereafter are as follows:

YEAR ENDING                                          SCHEDULED      BALLOON
DECEMBER 31,                                        AMORTIZATION    PAYMENTS     TOTAL
------------                                        ------------    --------    --------
2002..............................................    $ 1,577       $     --    $  1,577
2003..............................................      1,750             --       1,750
2004..............................................      1,866             --       1,866
2005..............................................      2,073             --       2,073
2006..............................................      2,135             --       2,135
Thereafter........................................     11,507        130,789     142,296
                                                      -------       --------    --------
                                                      $20,908       $130,789    $151,697
                                                      =======       ========    ========

  Lexington Columbia LLC

     Lexington Columbia LLC ("Columbia") is a joint venture established December 30, 1999 with a private investor. Its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross Blue Shield of South Carolina through September 2009. The purchase price of the property was approximately $42,500 and was partially funded through a 10 year, $25,300 mortgage note bearing interest at 7.85%. In accordance with the operating agreement, net cash flows, as defined, will be allocated 40% to the Company and 60% to the partner until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and 40% to the partner.

     During 2001, Columbia expanded the property by 107,894 square feet bringing the total square feet of the property to 456,304. The $10,900 expansion was funded 40% by the Company and 60% by the partner. The tenant has leased the expansion through September 2009 at average annual rent of $2,000. Cash flows from the expansion will be distributed 40% to the Company and 60% to the partner.

     LRA earns annual asset management fees of 2% of rents collected.

     Summarized financial information for the underlying property investment as of and for the years ended December 31, 2001 and 2000 is as follows:

                                                               2001      2000
                                                              -------   -------
Real estate, net............................................  $50,442   $41,043
Other assets................................................    1,529       992
                                                              -------   -------
                                                              $51,971   $42,035
                                                              =======   =======
Mortgage payable............................................  $24,863   $25,071
Equity......................................................   27,108    16,964
                                                              -------   -------
                                                              $51,971   $42,035
                                                              =======   =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                               2001      2000
                                                              -------   -------
Rental income...............................................  $ 5,412   $ 4,906
Interest expense............................................   (1,851)   (2,009)
Depreciation................................................   (1,664)   (1,624)
Other.......................................................     (133)     (143)
                                                              -------   -------
     Net income.............................................  $ 1,764   $ 1,130
                                                              =======   =======

     Minimum future rental receipts under the non-cancelable operating lease, assuming no new or renegotiated lease, for the next five years and thereafter is as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $  6,415
2003........................................................     6,415
2004........................................................     6,655
2005........................................................     7,377
2006........................................................     7,377
Thereafter..................................................    20,286
                                                              --------
                                                              $ 54,525
                                                              ========

     Scheduled principal amortization and balloon payment for the mortgage for the next five years and thereafter is as follows:

YEAR ENDING                                            SCHEDULED      BALLOON
DECEMBER 31,                                          AMORTIZATION    PAYMENT     TOTAL
------------                                          ------------    -------    -------
2002................................................     $  226       $    --    $   226
2003................................................        244            --        244
2004................................................        259            --        259
2005................................................        286            --        286
2006................................................        310            --        310
Thereafter..........................................        952        22,586     23,538
                                                         ------       -------    -------
                                                         $2,277       $22,586    $24,863
                                                         ======       =======    =======

  Lexington Realty Advisors, Inc.

     The Company has a 99% non-voting ownership interest in LRA, which provides management services to institutional investors and invests directly in real estate properties. The voting common shares are held by five officers of the Company and one independent third party.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized balance sheet data as of December 31, 2001 and 2000 and income statement data for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                               2001      2000
                                                              -------   -------
Real estate, net............................................  $39,737   $ 8,983
Development costs...........................................       --    13,190
Cash........................................................      806       261
Other assets................................................      785       304
                                                              -------   -------
                                                              $41,328   $22,738
                                                              =======   =======
Mortgages payable...........................................  $30,480   $ 6,875
Construction loan payable...................................       --     8,759
Advances from the Company...................................   10,009     5,814
Other liabilities...........................................      598       857
Equity......................................................      241       433
                                                              -------   -------
                                                              $41,328   $22,738
                                                              =======   =======

                                                               2001     2000    1999
                                                              ------   ------   ----
Rental income...............................................  $2,558   $   --   $ --
Advisory fees...............................................   1,125    1,619    576
Other income................................................      14       70     --
                                                              ------   ------   ----
                                                               3,697    1,689    576
                                                              ------   ------   ----
Interest expense............................................  (1,574)     (19)    --
Operating expenses..........................................  (1,555)  (1,104)  (573)
Depreciation expense........................................    (760)      --     --
Other.......................................................      --     (136)    --
                                                              ------   ------   ----
                                                              (3,889)  (1,259)  (573)
                                                              ------   ------   ----
Net (loss) income...........................................  $ (192)  $  430   $  3
                                                              ======   ======   ====

     Included in operating expenses for the years ended December 31, 2001, 2000 and 1999 are personnel costs reimbursable to the Company of $1,008, $1,104 and $542, respectively.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     During 2001 and 2000 LRA made the following acquisitions:

                                                                                                 NET
                                                                                               RENTABLE
DATE OF                                                 ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION            TENANT              LOCATION        COST       DECEMBER 31,   EXPIRES     FEET
-----------  --------------------------   -----------   -----------   ------------   -------   --------
2001
January 15   Owens Corning, Inc.          Chester, SC     $15,401        $1,619       01-21    193,891
December 27  Harbor Freight Tools, Inc.   Dillon, SC       16,113         1,812       12-16    474,473
                                                          -------        ------                -------
                                                          $31,514        $3,431                668,364
                                                          =======        ======                =======
2000
December 29  Sygma Network, Inc.          Danville,       $ 8,992        $  933       10-15    149,500
                                          IL
                                                          =======        ======                =======

     Minimum future rental receipts under non-cancelable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $ 4,194
2003........................................................    4,194
2004........................................................    4,194
2005........................................................    4,194
2006........................................................    4,206
Thereafter..................................................   50,286
                                                              -------
                                                              $71,268
                                                              =======

     Scheduled principal amortization and balloon payments for the mortgages for the next five years and thereafter are as follows:

YEAR ENDING                                            SCHEDULED      BALLOON
DECEMBER 31,                                          AMORTIZATION    PAYMENTS     TOTAL
------------                                          ------------    --------    -------
2002................................................    $   455       $    --     $   455
2003................................................        628            --         628
2004................................................        588        10,493      11,081
2005................................................        453            --         453
2006................................................        492            --         492
Thereafter..........................................      7,591         9,780      17,371
                                                        -------       -------     -------
                                                        $10,207       $20,273     $30,480
                                                        =======       =======     =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(6) MORTGAGES AND NOTES PAYABLE

     The following table sets forth certain information regarding the Company's mortgage and notes payable as of December 31, 2001 and 2000:

                                                                                  2002
                                                                               ESTIMATED
                                                                                 ANNUAL
                                                        INTEREST                  DEBT       BALLOON
PROPERTY LEVEL DEBT                 2001       2000       RATE     MATURITY     SERVICE      PAYMENT
-------------------               --------   --------   --------   --------   ------------   --------
Gainesville, GA.................  $    396   $     --   13.000%    01-01-04     $   218      $     --
Oxon Hill, MD...................       825      1,118    6.250%    03-01-04         381            --
Milpitas, CA (c)................    17,100         --    5.089%    07-01-04         870        17,100
Brownsville, TX (h).............       616        680    8.375%    11-01-04         150           260
REMIC Financing (b).............    64,205     65,271    8.100%    05-25-05       6,353        60,001
Marlborough, MA (d).............     8,306      8,459    4.130%    08-01-05         673         7,522
Phoenix, AZ.....................     5,154         --    8.120%    10-01-05         621         4,268
Salt Lake City, UT..............     6,759      8,252    7.870%    10-01-05       2,099            --
Hebron, OH (e) (2 properties)...     9,800         --    4.375%    12-11-05         588         9,172
Bethesda, MD....................     2,456      2,844    9.250%    05-01-06         669            --
Warren, OH......................    29,763     33,635    7.000%    10-01-07       6,160            --
Bristol, PA.....................     9,916      9,994    7.400%    02-01-08         831         9,262
Decatur, GA.....................     6,936         --    6.720%    06-01-08         579         6,049
Phoenix, AZ.....................    14,805     15,060    7.890%    06-05-08       1,434        12,591
Palm Beach Gardens, FL..........    13,288     13,455    7.010%    06-15-08       1,105        11,889
Canton, OH......................     3,459         --    7.150%    08-11-08         313         2,935
Spartanburg, SC.................     2,873         --    7.150%    08-11-08         260         2,438
Hebron, KY......................     5,479      5,534    7.000%    10-23-08         451         4,935
Gainesville, GA.................       777         --    7.500%    01-01-09          --            --
Ocala, FL.......................    13,746         --    7.250%    02-01-09       1,332        10,700
Florence, SC....................     9,681      9,800    7.500%    02-01-09         869         8,443
Canton, OH......................     2,010      2,198    9.490%    02-28-09         388            --
Baton Rouge, LA.................     2,025      2,081    7.375%    03-01-09         208         1,470
Bristol, PA.....................     6,298      6,408    7.250%    04-01-09         571         5,228
Livonia, MI (2 Properties)......    11,240     11,338    7.800%    04-01-09         992        10,236
Henderson, NC...................     4,574         --    7.390%    05-01-09         417         3,854
Westland, MI....................     3,611         --   10.500%    09-01-09         683            --
Salt Lake City, UT..............    16,868     18,411    7.610%    10-01-09       2,901            --
Richmond, VA....................    16,772     16,892    8.100%    02-01-10       1,511        15,237
Hampton, VA.....................     4,545      4,580    8.260%    04-01-10         415         4,139
Hampton, VA.....................     7,415         --    8.270%    04-01-10         677         6,758
Phoenix, AZ.....................     3,488      3,488    7.500%    05-11-10         262         3,488
Tampa, FL (Queen Palm Dr.)
  (g)...........................     6,150      4,151    6.880%    08-01-10         485         5,495
Tampa, FL (North 30th) (g)......     8,500      5,220    6.930%    08-01-10         674         7,603
Herndon, VA.....................    19,107     19,240    8.180%    12-05-10       1,723        17,276
San Diego, CA...................     4,422         --    7.500%    01-01-11         411         3,420
Tucson, AZ......................     2,519         --    7.500%    01-01-11         226         2,076
Columbia, SC....................     3,522         --    7.540%    01-01-11         317         2,905
Glendale, AZ....................    15,054         --    7.400%    04-01-11       1,258        13,115

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                                  2002
                                                                               ESTIMATED
                                                                                 ANNUAL
                                                        INTEREST                  DEBT       BALLOON
PROPERTY LEVEL DEBT                 2001       2000       RATE     MATURITY     SERVICE      PAYMENT
-------------------               --------   --------   --------   --------   ------------   --------
Auburn Hills, MI................     7,444         --    7.010%    06-01-11         637         5,918
Plymouth, MI....................     4,932         --    7.960%    07-01-11         463         3,949
Mechanicsburg, PA...............     7,450         --    7.790%    12-01-11         678         5,984
Mechanicsburg, PA...............     5,500         --    7.780%    12-01-11         500         4,417
Mechanicsburg, PA...............     3,550         --    7.780%    12-01-11         323         2,851
Dallas, TX......................    22,128     22,477    7.490%    12-31-12       2,020        15,961
Lancaster, CA...................    10,881     11,002    7.020%    09-01-13         900         8,614
Eau Claire, WI..................     2,470         --    8.000%    07-01-14         313            --
Franklin, NC....................     2,111      2,169    8.500%    04-01-15         240            --
Southborough, MA................     2,345      2,440    7.500%    09-01-15         275            --
Mechanicsburg, PA (3 properties)
  (g)...........................        --     25,000        --                      --            --
Bessemer, AL (g)................        --      1,000        --                      --            --
Rockville, MD (g)...............        --        782        --                      --            --
Laguna Hills, CA (g)............        --      3,416        --                      --            --
Honolulu, HI (g)................        --      5,173        --                      --            --
Gordonsville, TN (g)............        --        974        --                      --            --
Bakersfield, CA (g).............        --      1,623        --                      --            --
Columbia, MD (g)................        --      1,340        --                      --            --
                                  --------   --------   -------                 -------      --------
                                   433,271    345,505    7.417%                  46,424       317,559
                                  --------   --------   -------                 -------      --------
CORPORATE LEVEL DEBT
Credit Facility (a).............    10,000     41,821    3.430%    03-30-04         343        10,000
Warren, OH (f)..................    12,500         --    5.731%    10-01-07         716        12,500
                                  --------   --------   -------                 -------      --------
                                    22,500     41,821    4.708%                   1,059        22,500
                                  --------   --------   -------                 -------      --------
Total...........................  $455,771   $387,326    7.283%                 $47,483      $340,059
                                  ========   ========   =======                 =======      ========

(a) The Company's $60,000 unsecured revolving credit facility, which expires March 2004, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt and has an interest rate period of one, three or six months, at the option of the Company, which rate at December 31, 2001 was 3.43%. The credit facility is provided by Fleet Bank, NA. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants with which the Company is in compliance as of December 31, 2001. Approximately $46,663 was available to the Company at December 31, 2001. The Company has four outstanding letters of credit aggregating $3,337 which mature between 2005 and 2010.

(b)  The REMIC Financing is secured by mortgages on 17 Properties.

(c)  Floating rate debt, 30 day LIBOR plus 297 bps

(d)  Floating rate debt, 90 day LIBOR plus 190 bps

(e)  Floating rate debt, 30 day LIBOR plus 225 bps

(f)  Floating rate debt, 90 day LIBOR plus 375 bps

(g) During 2001, the Company prepaid the outstanding mortgages on these properties which resulted in an extraordinary charge of $3,144.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(h) The tenant of the Brownsville, Texas property filed for Chapter 7 bankruptcy in 2001 and ceased paying its rental obligations. No debt service payments have been made since rental receipts ceased.

     Scheduled principal amortization and balloon payments for mortgages and notes payable for the next five years and thereafter are as follows:

                   YEARS ENDING                      SCHEDULED      BALLOON
                   DECEMBER 31,                     AMORTIZATION    PAYMENTS     TOTAL
                   ------------                     ------------    --------    --------
2002..............................................    $ 14,559      $  --       $ 14,559
2003..............................................      15,568         --         15,568
2004..............................................      16,431        27,360      43,791
2005..............................................      15,808        80,963      96,771
2006..............................................      14,004         --         14,004
Thereafter........................................      39,342       231,736     271,078
                                                      --------      --------    --------
                                                      $115,712      $340,059    $455,771
                                                      ========      ========    ========

(7)  ORIGINATION FEES PAYABLE

     In connection with certain acquisitions the Company assumed obligations ($2,178 in principal plus accrued interest) which bear interest, on the outstanding principal balances only, at rates ranging from 12.3% to 19.0%.

     The scheduled amortization of these obligations for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $  372
2003........................................................     372
2004........................................................     372
2005........................................................     372
2006........................................................     426
Thereafter..................................................   4,722
                                                              ------
                                                              $6,636
                                                              ======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(8)  LEASES

     Minimum future rental receipts under noncancellable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2002........................................................  $ 90,522
2003........................................................    91,385
2004........................................................    91,173
2005........................................................    89,403
2006........................................................    76,674
Thereafter..................................................   239,638
                                                              --------
                                                              $678,795
                                                              ========

     The Company leases its corporate headquarters, but no other corporate facility, for approximately $263 per annum through June 30, 2004.

(9)  MINORITY INTERESTS

     In conjunction with several of the Company's acquisitions, sellers were issued interests in partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis. As of December 31, 2001, there were 5,307,021 operating partnership units outstanding of which 4,834,916 are currently redeemable for common shares. These units, subject to certain adjustments through the date of conversion, currently have annual distributions per unit in varying amounts from $0 to $1.32 per unit with a weighted average distribution of $1.17 per unit.

(10)  PREFERRED AND COMMON SHARES

     The preferred shares are cumulative and convertible at any time at the holder's option into common shares on a one-for-one basis and are entitled to quarterly dividends equal to the greater of $0.295 per share or 105% of the quarterly common shares dividend. Currently the quarterly dividend is $0.3465 per share.

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

     During 2001, the Company issued 4,400,000 common shares raising $63,400 in proceeds, which was used to retire mortgage debt and fund acquisitions. In addition, the Company issued 2,143,840 common shares valued at $31,622 in connection with the acquisition of the Net Partnerships.

     During 1999, the Company issued 287,888 common shares raising $3,886. The holders of the common shares have agreed not to sell more than 20% of the common shares each year for a five year period. On the fifth anniversary of the transaction, the holders of the common shares have the right to put to the Company their shares, up to 287,888, at $13.50 per share.

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

     Share option activity during the years indicated is as follows:

                                                                        WEIGHTED-AVERAGE
                                                           NUMBER OF     EXERCISE PRICE
                                                            SHARES         PER SHARE
                                                           ---------    ----------------
Balance at December 31, 1998.............................  1,410,197         $12.58
  Granted................................................    286,625          12.06
  Exercised..............................................     (5,000)          9.00
  Forfeited..............................................   (188,174)         12.13
                                                           ---------         ------
Balance at December 31, 1999.............................  1,503,648          12.54
  Granted................................................    831,625           9.85
  Forfeited..............................................    (26,000)         13.12
  Expired................................................   (331,250)         11.13
                                                           ---------         ------
Balance at December 31, 2000.............................  1,978,023          11.63
  Granted................................................    568,000          11.99
  Exercised..............................................   (603,142)         11.02
  Forfeited..............................................     (9,308)         12.17
  Expired................................................     (5,000)         11.25
                                                           ---------         ------
Balance at December 31, 2001.............................  1,928,573         $11.93
                                                           =========         ======

     The following is additional disclosures for common share options outstanding at December 31, 2001:

                            OPTIONS OUTSTANDING          EXERCISABLE OPTIONS
                      --------------------------------   --------------------
                                  WEIGHTED                          WEIGHTED
     RANGE OF                     AVERAGE    REMAINING               AVERAGE
     EXERCISE                     EXERCISE     LIFE                 EXERCISE
      PRICES           NUMBER      PRICE      (YEARS)     NUMBER      PRICE
-------------------   ---------   --------   ---------   --------   ---------
$   9.00 - $ 10.875..   347,396    $ 9.14      2.95      178,699     $ 9.14
$ 11.125 - $12.5625.. 1,178,377    $11.73      3.15      663,291     $11.60
$13.1875 - $  15.25..   402,800    $14.90      1.48       95,000     $14.32
                      ---------    ------      ----      -------     ------
                      1,928,573    $11.93      2.77      936,990     $11.41
                      =========    ======      ====      =======     ======

     There are 437,433 options available for grant at December 31, 2001.

     The per share weighted average fair value of options granted during 2001, 2000 and, 1999 were estimated to be $2.00, $2.02 and $2.41, respectively, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 3.35% in 2001 and 5% in 2000 and 1999; (ii) an expected life of five years; (iii) volatility factors of 15.79%, 19.20% and 16.94% for 2001, 2000 and 1999, respectively; (iv) and actual dividends paid.

     The Company has elected to adopt the disclosure only provisions of SFAS No.
123. Accordingly no compensation cost has been recognized with regard to options granted in the accompanying consolidated statements of income. If stock based compensation cost had been recognized based upon the fair value at the

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

date of grant for options awarded in 2001, 2000 and 1999 the Company's pro forma net income and pro forma net income per share would have been:

                                                         2001       2000       1999
                                                        -------    -------    -------
Net income, as reported...............................  $18,062    $21,952    $21,347
Pro forma net income..................................  $16,653    $20,001    $20,384
Net income per share, as reported
  Basic...............................................  $  0.79    $  1.15    $  1.11
  Diluted.............................................  $  0.77    $  1.10    $  1.08
Pro forma net income per share
  Basic...............................................  $  0.72    $  1.03    $  1.05
  Diluted.............................................  $  0.70    $  1.02    $  1.04

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $112, $107 and $98 were contributed in 2001, 2000 and 1999, respectively.

     The Company sponsors a deferred compensation plan for certain officers in which restricted common shares, which vest over five years, granted for the benefit of the officers are held in trust. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2001 and 2000, there were 227,708 and 139,847 common shares, respectively, in the trust.

(12)  LEGAL PROCEEDINGS

     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(13)  RELATED PARTY TRANSACTIONS

     On November 28, 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $136,300, which owned twenty-three properties in fourteen states. In December 2001 the Company sold one property for $4,107.

     The twenty-two properties currently owned generate approximately $14,843 of rental revenue. The properties have a remaining weighted average lease term of approximately 11.4 years and are net-leased to eighteen tenants.

     The Company issued 2,143,840 common shares (valued at $31,622), 44,858 operating partnership units (valued at $661), $31,612 in cash and assumed approximately $61,389 of third party mortgage debt (excluding $11,114 in Net Partnership obligations to the Company).

     The Company's Chairman and Co-Chief Executive Officer was the controlling shareholder of the general partners of the Net Partnerships. The general partners received 44,858 operating partnership units valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships. The units, which receive distributions equal to the dividends on common shares, are convertible into the Company's common shares on a one-for-one basis beginning November 2006.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     During 2001, the Company issued 24,620 common shares to acquire a company controlled by the Chairman and Co-Chief Executive Officer, whose sole asset was a mortgage note receivable from a 68% owned partnership of the Company.

     During 2001, the Company renegotiated $1,973 in notes receivable from two officers. The notes were issued in connection with the officers' purchases of 131,000 common share at $15.25 per common share. The new notes have a 15-year maturity, are 8% interest only, recourse to the officers and provide for forgiveness of the principal balances if certain operating results are achieved.

     During 2000, the Company sold two properties to the Net Partnerships which are located in Henderson, North Carolina (leased to Corporate Express Office Products, Inc.) and Plymouth, Michigan (leased to Johnson Controls, Inc.) for $15,600 resulting in gains of $2,300.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire the property management contract for the Net Partnerships from an affiliate of the Chairman of the Company and was subsequently sold to LRA for $585. The fees earned during 2001 and 2000, under this contract, were $139 and $91 and the reimbursement of costs for services provided by the Company on behalf of the Net Partnerships were $564, $359 and $435 for the years ended December 31, 2001, 2000 and 1999, respectively. The reimbursements are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

     The Company and LRA also received brokerage commissions relating to the purchase and sale of properties by the Net Partnerships, with unaffiliated parties, totaling $120 and $175 in 2000 and 1999, respectively, which are included in interest and other income in the accompanying consolidated statements of income.

     During 1999, the Company sold four properties to the Net Partnerships which are located in Jacksonville, Alabama (leased to Wal-Mart Stores, Inc.); Columbia, South Carolina (leased to Stone Container Corp.); San Diego, California (leased to Hewlett Packard Company) and Phoenix, Arizona (leased to Bull HN Information Systems, Inc.) for an aggregate sales price, which included a $1,200, 8% interest only accruing 5 year note, of $26,900 resulting in a gain of $2,544. The Company purchased two properties for $13,500 from the Net Partnerships.

     In connection with the acquisition of certain properties in 1996, the Company assumed an obligation to pay The LCP Group, L.P., an affiliate of the Company's Chairman, an aggregate principal amount of $2,178 for rendering services in connection with the original acquisition of the properties in 1980 and 1981. Simple interest is payable monthly from available net cash flow of the respective original properties on the various unpaid principal portions of the fees, at annual rates ranging from 12.3% to 19.0%. Monthly installment payments are to commence at various dates to satisfy principal and current interest payments as well as any unpaid accrued interest outstanding.

     All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees.

(14)  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

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

     For each of the years in the three year period ended December 31, 2001 the following tenants represented 10% or greater of rent:

                                                              2001   2000   1999
                                                              ----   ----   ----
Northwest Pipeline Corporation..............................  11%    11%    12%
Kmart Corporation (See Note 18).............................  11%    11%    12%

     Both of these tenants are publicly registered companies subject to the Securities Exchange Act of 1934, as amended and accordingly file financial information with the Securities and Exchange Commission.

     The following is a summary of the most recent quarterly and annual financial data for all tenants that represent greater than 10% of the Company's consolidated revenues:

                                                         FOR THE NINE MONTHS
                                                                ENDED
                                                              10/31/01         YEAR ENDED
KMART CORPORATION                                            (UNAUDITED)         1/31/01
-----------------                                        -------------------   -----------
Sales..................................................      $25,274,000       $37,028,000
Cost of sales..........................................       20,092,000        29,658,000
Net loss...............................................          344,000           244,000

Current assets.........................................        9,556,000         7,624,000
Non current assets.....................................        7,451,000         7,006,000
Current liabilities....................................        5,460,000         3,799,000
Non current liabilities................................        4,803,000         3,861,000
Redeemable preferred securities........................          890,000           887,000
Shareholders' equity...................................        5,854,000         6,083,000

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                         FOR THE NINE MONTHS
                                                                ENDED
                                                               9/30/01         YEAR ENDED
NORTHWEST PIPELINE CORPORATION                               (UNAUDITED)        12/31/00
------------------------------                           -------------------   -----------
Operating revenues.....................................      $   212,703       $   296,361
Operating expenses.....................................          108,910           146,499
Net income.............................................           51,251            79,742

Current assets.........................................          112,126           121,799
Non current assets.....................................          984,184           982,280
Current liabilities....................................           70,069           110,039
Non current liabilities................................          525,609           524,659
Shareholders' equity...................................          500,632           469,381

(16)  SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOW INFORMATION

     During 2001, 2000 and 1999, the Company paid $30,624, $29,758 and $29,157, respectively, for interest and $204, $126 and $115, respectively, for taxes.

     In 2001 and 2000, the Company contributed properties (along with non-recourse mortgage notes) to a joint venture entity for capital contributions of $1,168 and $2,393, respectively.

     During 2001, 2000 and 1999, holders of an aggregate of 418,411, 102,849 and 506,882 operating partnership units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders' equity and corresponding decreases in minority interests of $5,713, $1,438 and $5,824, respectively.

     During 2001, the Company purchased the Net Partnerships by issuing, in addition to $31,612 in cash, 2,143,840 common shares (valued at $31,622), 44,858 operating partnership units (valued at $661), assumed $61,389 in third party debt and $11,114 in Net Partnership debt obligation to the Company.

     During 2000, the Company issued 83,400 operating partnership units (valued at $585) in LCIF to acquire a property management contract from an affiliate of the Chairman of the Company.

     During 2000, the Company purchased a property and issued a note payable to the seller of $3,488 as partial satisfaction of the purchase price.

     During 2001, 2000 and 1999, the Company issued 100,000, 73,800 and 69,850 common shares to certain employees and trustees resulting in $1,181, $664 and $877 of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

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

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                          2001
                                                         --------------------------------------
                                                         3/31/01   6/30/01   9/30/01   12/31/01
                                                         -------   -------   -------   --------
Revenues...............................................  $20,233   $20,448   $20,222   $21,959
Income before extraordinary item.......................  $ 4,848   $ 5,090   $ 4,921   $ 6,347
Net income.............................................  $ 4,578   $ 5,090   $ 2,047   $ 6,347
Income before extraordinary item per common share:
  Basic................................................  $  0.24   $  0.25   $  0.21   $  0.25
  Diluted..............................................  $  0.24   $  0.25   $  0.20   $  0.24
Net income per common share:
  Basic................................................  $  0.23   $  0.25   $  0.07   $  0.25
  Diluted..............................................  $  0.23   $  0.25   $  0.07   $  0.24

                                                                          2000
                                                         --------------------------------------
                                                         3/31/00   6/30/00   9/30/00   12/31/00
                                                         -------   -------   -------   --------
Revenues...............................................  $19,610   $20,033   $20,087   $20,275
Net income.............................................  $ 4,471   $ 7,346   $ 5,120   $ 5,015
Net income per common share:
  Basic................................................  $  0.23   $  0.40   $  0.26   $  0.26
  Diluted..............................................  $  0.23   $  0.36   $  0.26   $  0.25

     The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(18)  SUBSEQUENT EVENTS

     Kmart Corporation ("Kmart"), the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases from the Company a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the property in 1998 by assuming a non-recourse mortgage of $42,226, issuing operating partnership units of $18,850 and $2,800 in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $8,409 ($4.95 per square foot) and increase to $9,359 on October 1, 2002. Rents are paid semi-annually in arrears each April 1 and October 1. The property is encumbered by a non-recourse first mortgage, bearing interest at 7% with an outstanding balance of $29,763 at December 31, 2001. Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6,160. Accordingly this property currently provides after debt service cash flow to the Company of $2,249.

     The property is one of sixteen warehouse distribution facilities utilized in Kmart's logistical operation. According to Kmart, this facility ranks third by distribution volume, is the primary supply service for 185 Kmart retail stores (approximately 9% of Kmart's total) and also supplies other distribution facilities used by Kmart. As of December 31, 2001 the Company had $3,846 in accounts receivable from Kmart (including $1,744 in straight-line rents). Kmart is current in its rental obligation to the Company (the next rental payment is due April 1, 2002) and there have been no discussions with respect to the lease.

     In January 2002, the Company sold a 77.3% interest in its Florence, South Carolina property net leased to Washington Mutual Home Loans, Inc., along with the proportionate share of mortgage debt for $4,581 in net proceeds. The third party purchasers have the right for six months commencing 24 months after the sale to put

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

their interest back to the Company for operating partnership units in LCIF, valued at $4,581. The number of operating partnership units issued will be based upon 95% of the average closing price of the Company's common shares for the 20 trading days preceding conversion date with a minimum conversion price of $13.92 and maximum conversion price of $15.82 per operating partnership unit. The operating partnership units will have the same distribution rate as the common shares.

     LRA will manage the property for 10 years for an annual asset management fee of 3.5% of rents for 2 years and 5% thereafter.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                              SCHEDULE III ($000)

  INITIAL COST TO COMPANY AND GROSS AMOUNT AT WHICH CARRIED AT END OF YEAR(A)

                                                                            LAND                                ACCUMULATED
                                                                            AND       BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                    LOCATION          ENCUMBRANCES   ESTATES    IMPROVEMENTS    TOTAL     AMORTIZATION
          -----------            ------------------------  ------------   --------   ------------   --------   -------------
Warehouse & Manufacturing......  Modesto, CA                 $  2,008     $    257     $  3,809     $  4,066     $  1,456
Office.........................  Southington, CT                8,268        3,240       20,440       23,680        8,887
Research & Development.........  Glendale, AZ                  15,054        4,996       24,392       29,388       11,431
Retail/Health Club.............  Countryside, IL                2,276          628        3,722        4,350        1,723
Retail/Health Club.............  Voorhees, NJ                   2,878          577        4,820        5,397        2,132
Retail/Health Club.............  DeWitt, NY                     1,740          445        3,043        3,488        1,349
Warehouse & Distribution.......  Mansfield, OH                  3,146          120        5,963        6,083        1,947
Industrial.....................  Marshall, MI                   2,108           33        3,378        3,411        1,442
Industrial.....................  Marshall, MI                     803           14          926          940          396
Retail.........................  Newport, OR                    5,890        1,400        7,270        8,670        3,046
Office & Warehouse.............  Memphis, TN                    6,359        1,053       11,174       12,227        4,108
Warehouse & Distribution.......  Mechanicsburg, PA              9,705        1,439       13,987       15,426        3,610
Office & Warehouse.............  Tampa, FL                      6,150        1,389        7,685        9,074        2,918
Retail.........................  Klamath Falls, OR              6,693          727        9,160        9,887        3,158
Office.........................  Tampa, FL                      8,500        1,900        9,826       11,726        3,272
Warehouse & Industrial.........  Jacksonville, FL                  --          157        3,034        3,191        1,052
Retail.........................  Sacramento, CA                 2,242          885        2,705        3,590        1,170
Office.........................  Phoenix, AZ                       --        2,804       13,921       16,725        4,553
Retail.........................  Reno, NV                       1,941        1,200        1,904        3,104          803
Retail.........................  Las Vegas, NV                  1,740          900        1,759        2,659          740
Retail.........................  Rockville, MD                     --           --        1,784        1,784          595
Retail.........................  Oxon Hill, MD                    825          403        2,765        3,168          839
Retail.........................  Brownsville, TX                  616           --        1,242        1,242          642
Retail.........................  Laguna Hills, CA                  --          255        5,035        5,290        1,507
Retail.........................  Riverdale, GA                     --          333        2,233        2,566          335
Retail/Health Club.............  Canton, OH                     2,010          602        3,819        4,421          573
Office.........................  Salt Lake City, UT            23,627           --       55,404       55,404       12,015
Manufacturing..................  Franklin, NC                   2,111          386        3,062        3,448          383
Industrial.....................  Oberlin, OH                    2,137          276        4,515        4,791          564
Retail.........................  Tulsa, OK                         --          447        2,432        2,879          674
Retail.........................  Clackamas, OR                     --          523        2,847        3,370          789
Retail.........................  Lynwood, WA                       --          488        2,658        3,146          737
Retail.........................  Honolulu, HI                      --           --       11,147       11,147        2,292
Warehouse......................  New Kingston, PA
                                 (Silver Springs)               3,550          674        5,360        6,034          642
Warehouse......................  New Kingston, PA
                                 (Cumberland)                   7,450        1,380       10,963       12,343        1,313
Warehouse......................  Mechanicsburg, PA
                                 (Hampden IV)                   5,500        1,012        8,039        9,051          963
Office/Research &                Marlborough, MA                8,306        1,707       13,834       15,541        1,542
 Development...................
Office.........................  Dallas, TX                    22,128        3,582       30,598       34,180        3,155
Warehouse......................  Waterloo, IA                   4,271        1,025        8,296        9,321          873
Office/Research &                Milipitas, CA                 17,100        3,542       18,603       22,145        1,860
 Development...................
Industrial.....................  Gordonsville, TN                  --           52        3,325        3,377          383
Office.........................  Decatur, GA                    6,936          975       13,677       14,652        1,368
Office.........................  Richmond, VA                  16,772           --       27,282       27,282        3,384
Industrial.....................  Bessemer, AL                      --          664        4,238        4,902          502
Office/Warehouse...............  Bristol, PA                    9,916        2,508       10,031       12,539          940
Office.........................  Hebron, KY                     5,479        1,615        6,462        8,077          605
Office.........................  Livonia, MI                    5,314        1,554        6,219        7,773          583
Research & Development.........  Livonia, MI                    5,926        1,733        6,936        8,669          649
Office.........................  Palm Beach Gardens, FL        13,288        3,960       15,924       19,884        1,441
Warehouse/Distribution.........  Lancaster, CA                 10,881        2,028       13,201       15,229        1,154
Office.........................  Florence, SC                   9,681        3,012       12,067       15,079        1,053
Industrial.....................  Auburn Hills, MI               7,444        2,788       11,169       13,957          957

                                                                  USEFUL LIFE
                                                                   COMPUTING
                                                                DEPRECIATION IN
                                                                 LATEST INCOME
                                    DATE         DATE             STATEMENTS
          DESCRIPTION             ACQUIRED    CONSTRUCTED           (YEARS)
          -----------            ----------   -----------   -----------------------
Warehouse & Manufacturing......  Sept. 1986   1970 & 1976           40 & 12
Office.........................   Oct. 1986          1983           40 & 12
Research & Development.........   Nov. 1986          1985           40 & 12
Retail/Health Club.............   Jul. 1987          1987           40 & 12
Retail/Health Club.............   Jul. 1987          1987           40 & 12
Retail/Health Club.............   Aug. 1987   1977 & 1987           40 & 12
Warehouse & Distribution.......   Jul. 1987          1970         40, 20 & 12
Industrial.....................   Aug. 1987   1968 & 1972         40, 20 & 12
Industrial.....................   Aug. 1987          1979         40, 20 & 12
Retail.........................  Sept. 1987          1986         40, 20 & 12
Office & Warehouse.............   Feb. 1988          1987             40
Warehouse & Distribution.......   Oct. 1990   1985 & 1991             40
Office & Warehouse.............   Nov. 1987          1986           40 & 20
Retail.........................   Mar. 1988          1986             40
Office.........................   Jul. 1988          1986             40
Warehouse & Industrial.........   Jul. 1988   1958 & 1969           40 & 20
Retail.........................   Oct. 1988          1988         40, 20 & 12
Office.........................   Nov. 1988   1960 & 1979             40
Retail.........................   Dec. 1988          1988         40, 20 & 12
Retail.........................   Dec. 1988          1988         40, 20 & 12
Retail.........................   Aug. 1995          1977   22.375, 16.583 & 15.583
Retail.........................   Aug. 1995          1976           21.292
Retail.........................   Aug. 1995          1973           18.542
Retail.........................   Aug. 1995          1974          20 & 20.5
Retail.........................   Dec. 1995          1985             40
Retail/Health Club.............   Dec. 1995          1987             40
Office.........................    May 1996          1982           25.958
Manufacturing..................   Dec. 1996          1996             40
Industrial.....................   Dec. 1996          1996             40
Retail.........................   Dec. 1996          1981       23.583 & 13.583
Retail.........................   Dec. 1996          1981       23.583 & 13.583
Retail.........................   Dec. 1996          1981       23.583 & 13.583
Retail.........................   Dec. 1996          1980            24.33
Warehouse......................
                                  Mar. 1997          1981             40
Warehouse......................
                                  Mar. 1997          1989             40
Warehouse......................
                                  Mar. 1997          1985             40
Office/Research &                 Jul. 1997   1960 & 1988             40
 Development...................
Office.........................  Sept. 1997          1986             40
Warehouse......................   Oct. 1997   1996 & 1997             40
Office/Research &                 Dec. 1997          1985             40
 Development...................
Industrial.....................   Dec. 1997   1983 & 1985            34.75
Office.........................   Dec. 1997          1983             40
Office.........................   Dec. 1997          1990            32.25
Industrial.....................   Dec. 1997          1990            33.75
Office/Warehouse...............   Mar. 1998          1982             40
Office.........................   Mar. 1998          1987             40
Office.........................   Mar. 1998   1987 & 1988             40
Research & Development.........   Mar. 1998   1987 & 1988             40
Office.........................    May 1998          1996             40
Warehouse/Distribution.........   Jun. 1998          1998             40
Office.........................   Jul. 1998          1998             40
Industrial.....................   Jul. 1998   1989 & 1998             40

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                                            LAND                                ACCUMULATED
                                                                            AND       BUILDINGS                DEPRECIATION
                                                                            LAND         AND                        AND
          DESCRIPTION                    LOCATION          ENCUMBRANCES   ESTATES    IMPROVEMENTS    TOTAL     AMORTIZATION
          -----------            ------------------------  ------------   --------   ------------   --------   -------------
Warehouse/Distribution.........  Warren, OH                    42,263       10,231       51,280       61,511        7,164
Warehouse/Distribution.........  Baton Rouge, LA                2,025          685        2,748        3,433          218
Retail.........................  Columbia, MD                      --        1,002        4,283        5,285          303
Retail.........................  Bakersfield, CA                   --          400        1,662        2,062          510
Retail.........................  Bethesda, MD                   2,456          926        2,415        3,341        1,051
Office.........................  Bristol, PA                    6,298        1,073        7,709        8,782          393
Office.........................  Southborough, MA               2,345          456        4,291        4,747          219
Office.........................  Herndon, VA                   19,107        5,127       20,570       25,697        1,033
Office.........................  Hampton, VA                    4,545        1,353        5,446        6,799          244
Office.........................  Phoenix, AZ                   18,293        4,665       18,682       23,347          758
Industrial.....................  Hebron, OH                     3,796        1,063        4,277        5,340            4
Industrial.....................  Hebron, OH                     6,004        1,681        6,766        8,447            7
Retail.........................  Phoenix, AZ                       --        1,126        4,501        5,627           14
Retail.........................  Stockton, CA                      --          259        1,037        1,296            3
Retail.........................  Lynchburg, VA                     --          159          638          797            3
Office.........................  San Diego, CA                  4,422        1,740        6,960        8,700           22
Office.........................  Phoenix, AZ                    5,154        2,287        9,149       11,436           29
Industrial.....................  Henderson, NC                  4,574        1,488        5,954        7,442           19
Office.........................  Highland Heights, OH              --        1,264        5,054        6,318           16
Industrial.....................  Tempe, AZ                         --          378        1,514        1,892            5
Industrial.....................  Columbus, OH                      --          319        1,275        1,594            4
Office.........................  Tucson, AZ                     2,519          657        2,627        3,284            8
Retail.........................  Eau Claire, WI                 2,470          860        3,442        4,302           11
Office.........................  Milford, CT                       --          567        2,265        2,832            7
Retail.........................  Westland, MI                   3,611        1,444        5,777        7,221           18
Retail.........................  Canton, OH                     3,459          883        3,534        4,417           11
Retail.........................  Spartanburg, SC                2,873          833        3,334        4,167           10
Office.........................  Wilsonville, OR                   --        2,666       10,662       13,328           33
Industrial.....................  Ocala, FL                     13,746        3,803       15,210       19,013           47
Retail.........................  Jacksonville, AL                  --          392        1,567        1,959            5
Industrial.....................  Columbia, SC                   3,522          928        3,710        4,638           12
Office.........................  Hampton, VA                    7,415        2,333        9,334       11,667           29
Industrial.....................  Plymouth, MI                   4,932        1,533        6,130        7,663           19
Retail.........................  Gainesville, GA                1,173          526        2,105        2,631            7
                                                             --------     --------     --------     --------     --------
     Total.....................                              $445,771     $116,795     $713,993     $830,788     $116,741
                                                             ========     ========     ========     ========     ========

                                                                  USEFUL LIFE
                                                                   COMPUTING
                                                                DEPRECIATION IN
                                                                 LATEST INCOME
                                    DATE         DATE             STATEMENTS
          DESCRIPTION             ACQUIRED    CONSTRUCTED           (YEARS)
          -----------            ----------   -----------   -----------------------
Warehouse/Distribution.........   Aug. 1998          1982             40
Warehouse/Distribution.........   Oct. 1998          1998             40
Retail.........................   Dec. 1998          1983             40
Retail.........................   Aug. 1995          1976             40
Retail.........................   Aug. 1995          1980             40
Office.........................   Dec. 1999          1998             40
Office.........................   Dec. 1999          1984             40
Office.........................   Dec. 1999          1987             40
Office.........................   Mar. 2000          2000             40
Office.........................    May 2000          1997             40
Industrial.....................   Dec. 2001          2000             40
Industrial.....................   Dec. 2001          1999             40
Retail.........................   Nov. 2001          1988             40
Retail.........................   Nov. 2001          1968             40
Retail.........................   Nov. 2001          1986             40
Office.........................   Nov. 2001          1989             40
Office.........................   Nov. 2001   1985 & 1994             40
Industrial.....................   Nov. 2001          1998             40
Office.........................   Nov. 2001   1968 & 1989             40
Industrial.....................   Nov. 2001          1981             40
Industrial.....................   Nov. 2001          1990             40
Office.........................   Nov. 2001          1988             40
Retail.........................   Nov. 2001          1994             40
Office.........................   Nov. 2001          1994             40
Retail.........................   Nov. 2001   1987 & 1997             40
Retail.........................   Nov. 2001          1995             40
Retail.........................   Nov. 2001          1996             40
Office.........................   Nov. 2001   1980 & 1998             40
Industrial.....................   Nov. 2001          1976             40
Retail.........................   Nov. 2001          1983             40
Industrial.....................   Nov. 2001   1968 & 1998             40
Office.........................   Nov. 2001          1999             40
Industrial.....................   Nov. 2001          1996             40
Retail.........................   Nov. 2001          1984             40
     Total.....................

---------------
(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's Properties at December 31, 2001 for Federal income tax purposes was approximately $609 million.

     Reconciliation of real estate owned:

                                                              2001        2000        1999
                                                            --------    --------    --------
  Balance at the beginning of the year....................  $682,627    $688,926    $675,793
  Additions during year...................................   166,668      30,603     115,006
  Properties sold during year.............................    (4,107)    (17,727)   (101,873)
  Property contributed to joint venture during year.......   (14,400)    (19,175)         --
                                                            --------    --------    --------
  Balance at end of year..................................  $830,788    $682,627    $688,926
                                                            ========    ========    ========

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                              2001        2000        1999
                                                            --------    --------    --------
  Balance at beginning of year............................  $ 98,429    $ 82,334    $ 66,076
  Depreciation and amortization expense...................    18,312      17,513      18,000
  Accumulated depreciation and amortization of properties
     sold during year.....................................        --      (1,162)     (1,742)
  Accumulated depreciation of property contributed to
     joint venture during year............................        --        (256)         --
                                                            --------    --------    --------
  Balance at end of year..................................  $116,741    $ 98,429    $ 82,334
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $136.3 million.

     The Company issued 2,143,840 common shares (valued at $31.6 million), 44,858 operating partnership units (valued at $661,000), $31.6 million in cash and assumed $61.4 million of third party mortgages (excluding $11.1 million in Net Partnership obligations to the Company).

     The Company's Chairman and Co-Chief Executive Officer was the controlling shareholder of the general partners of the Net Partnerships. The general partners received 44,858 operating partnership units valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships, which receive distributions equal to the dividends on common shares. The units are convertible into the Company's common shares on a one-for-one basis beginning in November 2006.

     During 2001, the Company issued 24,620 common shares to acquire a company controlled by the Chairman and Co-Chief Executive Officer, whose sole asset was a mortgage note receivable from a 68% owned partnership of the Company.

     During 2001, the Company renegotiated $1,973 in notes receivable from two officers. The notes were issued in connection with the officers' purchases of 131,000 common share at $15.25 per common share. The new notes have a 15-year maturity, are 8% interest only, recourse to the officers and provide for forgiveness of the principal balances if certain operating results are achieved.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire the property management contract for the Net Partnerships from an affiliate of the Chairman of the Company and was subsequently sold to LRA for $585. The fees earned during 2001 and 2000, under this contract, were $139 and $91 and the reimbursement of costs for services provided by the Company on behalf of the Net Partnerships were $564, $359 and $435 for the years ended December 31, 2001, 2000 and 1999, respectively. The reimbursements are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

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

     During 1999, the Company sold four properties to the Net Partnerships for $26.9 million.

     All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements........................................  33-58
   (2)  Financial Statement Schedule................................  59-61
   (3)  Exhibits....................................................

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    2.1       --   Form of Agreement and Plan of Merger by and among Lexington
                   Corporate Properties, Inc. (the "Company"), Lepercq
                   Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P.
                   (filed as Appendix C-I to the Company's Registration
                   Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*
    2.2       --   Form of Agreement and Plan of Merger by and among the
                   Company, Lepercq Corporate Income Fund II L.P. ("LCIF II"),
                   and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*
    2.3       --   Form of Agreement and Articles of Merger between the Company and Lexington Corporate Properties -- Maryland, Inc. (filed as Exhibit 2.3 to Report on 10-K for year ended December 31,
                   1993 (the "1993 10-K"))*
    2.4       --   Agreement and Plan of Merger between the Company and
                   Lexington Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed 1-16-98.)*
    2.5       --   Agreement and Plan of Merger by and among Lexington, Net 3
                   Acquisition LP ("Net 3") and Net 1 L.P. ("Net 1"), as
                   amended (filed as Exhibit 2.5 to Lexington's Registration
                   Statement on Form S-4 (file No. 333-70790) (the "2001 Form
                   S-4"))*
    2.6       --   Agreement and Plan of Merger by and among Lexington, Net 3 and Net 2 L.P. ("Net 2"), as amended (filed as Exhibit 2.6 to the 2001 Form S-4)*
    3.1       --   Declaration of Trust of the Company, dated December 31, 1997
                   (filed as Exhibit 3.1 to Form 8-K filed 1-16-98)*
    3.2       --   By-Laws of the Company (filed as Exhibit 3.2 to Form 10-K
                   filed 3-31-98)*
    3.3       --   Articles of Amendment of Declaration of Trust of Lexington
                   (filed as Exhibit 3.3 to the 2001 Form S-4)*
    4.1       --   Specimen of Common Shares Certificate of the Trust (filed as
                   Exhibit 3.2 to Form 10-K filed 3-31-98)*
    4.2       --   Form of Indenture between Lexington and The Bank of New
                   York, as Trustee, including the form of 7.75% Subordinated
                   Note due 2000 (filed as Exhibit 4.2 to the Form S-4)*
   10.8       --   Form of 1994 Outside Director Shares Plan of the Company
                   (filed as Exhibit 10.8 to 1993 10-K)*
   10.24      --   Class A Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
   10.25      --   Class B Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the
                   1995 10-K)*
   10.26      --   Class C Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the
                   1995 10-K)*
   10.28      --   Indenture of Mortgage, Deed of Trust, Security Agreement,
                   Financing Statement, Fixture Filing and Assignment of
                   Leases, Rents and Security Deposits to First American Title
                   Insurance Company and Pacific Mutual Life Insurance Company
                   and Lexington Mortgage Company dated May 19, 1995 (filed as
                   Exhibit 10.28 to the 1995 10-K)*
   10.29      --   Assignment of Leases, Rents, and Security Deposits to
                   Pacific Mutual Life Insurance Company and Lexington Mortgage
                   Company dated May 19, 1995 (filed as Exhibit 10.29 to the
                   1995 10-K)*
   10.30      --   Cash Collateral Account, Security, Pledge and Assignment
                   Agreement with the Bank of New York, as agent and Pacific
                   Mutual Life Insurance Company and Lexington Mortgage Company
                   dated May 19, 1995 (filed as Exhibit 10.30 to the 1995
                   10-K)*
   10.31      --   Trust and Servicing Agreement with Pacific Mutual Life
                   Insurance Company, LaSalle National Bank and ABN AMRO Bank
                   N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995
                   10-K)*
   10.33      --   Investment Agreement dated as of December 31, 1996 with Five
                   Arrows Realty Securities L.L.C.*
   10.34      --   Operating Agreement dated as of January 21, 1997 with Five
                   Arrows Realty Securities L.L.C.*
   10.35      --   Articles Supplementary Classifying 2,000,000 shares of
                   Preferred Shares as Class A Senior Cumulative Convertible
                   Preferred Shares and 2,000,000 shares of Excess Shares as
                   Excess Class A Preferred Shares of the Company*
   10.38      --   Operating Agreement and Management Agreement between the
                   Company and Lexington Acquiport Company, LLC (filed as
                   Exhibit 2 to Form 8-K filed August 31, 1999)*
   10.39      --   Form of Employment Agreement between the Company and E.
                   Robert Roskind dated September 20, 1999 (filed as Exhibit
                   10.39 to Form 10-K filed March 15, 2000)*
   10.40      --   Investment Advisory and Asset Management Agreement by and
                   between AGAR International Holdings Ltd. and Lexington
                   Realty Advisors, Inc. (filed as Exhibit 10.40 to Form 10-K filed April 2, 2001)*
   10.41      --   Underwriting Agreement between Lexington, First Union
                   Securities, Inc., CIBC World Markets Corp., A.G. Edwards &
                   Sons, Inc. and Raymond James & Associates, Inc., dated July
                   26, 2001 (filed as Exhibit 10.41 to Lexington's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2001)*
   10.42      --   Contribution Agreement between Net 3 and Lepercq Net 1 L.P., as amended (filed as Exhibit 10.42 to the 2001 Form S-4)*
   10.43      --   Contribution Agreement between Net 3 and Lepercq Net 2 L.P., as amended (filed as Exhibit 10.43 to the 2001 Form S-4)*
   10.44      --   Unsecured Revolving Credit Agreement with Fleet National
                   Bank dated March 30, 2001 in the amount of $35,000,000
                   (filed as Exhibit 10.44 to the 2001 Form S-4)*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
   10.45      --   Loan Assumption, First Modification And Ratification
                   Agreement, dated as of November 28, 2001, by and among
                   Lexington, Lepercq Corporate Income Fund L.P., Lepercq
                   Corporate Income Fund II L.P., and Net 3 Acquisition L.P. in
                   favor of Fleet National Bank (filed as Exhibit 99.2 to
                   Lexington's Current Report on Form 8-K filed December 21,
                   2001 (the "2001 8-K")*
   10.46      --   Operating Agreement of LAC II, dated as of December 5, 2001
                   (filed as Exhibit 99.4 to the 2001 8-K)*
   10.47      --   Management Agreement, dated as of December 5, 2001, by and between LAC II and Lexington Realty Advisors, Inc. (filed as
                   Exhibit 99.5 to the 2001 8-K)*
   10.48      --   First Amendment to Operating Agreement of LAC I, dated as of
                   December 5, 2001 (filed as Exhibit 99.6 to the 2001 8-K)*
   10.49      --   First Amendment to Management Agreement, dated as of
                   December 5, 2001, by and between LAC I and Lexington Realty
                   Advisors, Inc. (filed as Exhibit 99.7 to the 2001 8-K)*
   10.50      --   Form of Amended and Restated Agreement of Limited
                   Partnership of Net 3 (filed as Exhibit 99.1 to the 2001 Form
                   S-4)*
   12         --   Statement of Computation of Ratio of Earnings to Fixed
                   Charges+
   21         --   List of Subsidiaries of the Trust+
   23         --   Consent of KPMG LLP+

---------------

  * Incorporated by reference.

  + Filed Herewith.

(b) Reports on Form 8-K and Form 8-K/A

    Current Report on Form 8-K dated December 21, 2001

    Current Report on Form 8-K dated November 30, 2001

    Current Report on Form 8-K/A dated December 11, 2001

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

               /s/ GEOFFREY DOHRMANN                   Trustee
---------------------------------------------------
                 Geoffrey Dohrmann

               /s/ CARL D. GLICKMAN                    Trustee
---------------------------------------------------
                 Carl D. Glickman

                /s/ JOHN D. MCGURK                     Trustee
---------------------------------------------------
                  John D. McGurk

                /s/ SETH M. ZACHARY                    Trustee
---------------------------------------------------
                  Seth M. Zachary

DATE:  February 21, 2002

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
    2.1       --   Form of Agreement and Plan of Merger by and among Lexington
                   Corporate Properties, Inc. (the "Company"), Lepercq
                   Corporate Income Fund L.P. ("LCIF I") and Lex M-1, L.P.
                   (filed as Appendix C-I to the Company's Registration
                   Statement of Form S-4 (File No. 33-66858) (the "Form S-4"))*
    2.2       --   Form of Agreement and Plan of Merger by and among the
                   Company, Lepercq Corporate Income Fund II L.P. ("LCIF II"),
                   and Lex M-2, L.P. (filed as Appendix C-II to the Form S-4)*
    2.3       --   Form of Agreement and Articles of Merger between the Company and Lexington Corporate Properties -- Maryland, Inc. (filed as Exhibit 2.3 to Report on 10-K for year ended December 31,
                   1993 (the "1993 10-K"))*
    2.4       --   Agreement and Plan of Merger between the Company and
                   Lexington Corporate Properties Trust (filed as Exhibit 2.1 to Form 8-K filed 1-16-98.)*
    2.5       --   Agreement and Plan of Merger by and among Lexington, Net 3
                   Acquisition LP ("Net 3") and Net 1 L.P. ("Net 1"), as
                   amended (filed as Exhibit 2.5 to Lexington's Registration
                   Statement on Form S-4 (file No. 333-70790) (the "2001 Form
                   S-4"))*
    2.6       --   Agreement and Plan of Merger by and among Lexington, Net 3 and Net 2 L.P. ("Net 2"), as amended (filed as Exhibit 2.6 to the 2001 Form S-4)*
    3.1       --   Declaration of Trust of the Company, dated December 31, 1997
                   (filed as Exhibit 3.1 to Form 8-K filed 1-16-98)*
    3.2       --   By-Laws of the Company (filed as Exhibit 3.2 to Form 10-K
                   filed 3-31-98)*
    3.3       --   Articles of Amendment of Declaration of Trust of Lexington
                   (filed as Exhibit 3.3 to the 2001 Form S-4)*
    4.1       --   Specimen of Common Shares Certificate of the Trust (filed as
                   Exhibit 3.2 to Form 10-K filed 3-31-98)*
    4.2       --   Form of Indenture between Lexington and The Bank of New
                   York, as Trustee, including the form of 7.75% Subordinated
                   Note due 2000 (filed as Exhibit 4.2 to the Form S-4)*
   10.8       --   Form of 1994 Outside Director Shares Plan of the Company
                   (filed as Exhibit 10.8 to 1993 10-K)*
   10.24      --   Class A Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to Report on 10-K for year ended December 31, 1995 (the "1995 10-K"))*
   10.25      --   Class B Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the
                   1995 10-K)*
   10.26      --   Class C Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the
                   1995 10-K)*
   10.28      --   Indenture of Mortgage, Deed of Trust, Security Agreement,
                   Financing Statement, Fixture Filing and Assignment of
                   Leases, Rents and Security Deposits to First American Title
                   Insurance Company and Pacific Mutual Life Insurance Company
                   and Lexington Mortgage Company dated May 19, 1995 (filed as
                   Exhibit 10.28 to the 1995 10-K)*
   10.29      --   Assignment of Leases, Rents, and Security Deposits to
                   Pacific Mutual Life Insurance Company and Lexington Mortgage
                   Company dated May 19, 1995 (filed as Exhibit 10.29 to the
                   1995 10-K)*
   10.30      --   Cash Collateral Account, Security, Pledge and Assignment
                   Agreement with the Bank of New York, as agent and Pacific
                   Mutual Life Insurance Company and Lexington Mortgage Company
                   dated May 19, 1995 (filed as Exhibit 10.30 to the 1995
                   10-K)*
   10.31      --   Trust and Servicing Agreement with Pacific Mutual Life
                   Insurance Company, LaSalle National Bank and ABN AMRO Bank
                   N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995
                   10-K)*

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
   10.33      --   Investment Agreement dated as of December 31, 1996 with Five
                   Arrows Realty Securities L.L.C.*
   10.34      --   Operating Agreement dated as of January 21, 1997 with Five
                   Arrows Realty Securities L.L.C.*
   10.35      --   Articles Supplementary Classifying 2,000,000 shares of
                   Preferred Shares as Class A Senior Cumulative Convertible
                   Preferred Shares and 2,000,000 shares of Excess Shares as
                   Excess Class A Preferred Shares of the Company*
   10.38      --   Operating Agreement and Management Agreement between the
                   Company and Lexington Acquiport Company, LLC (filed as
                   Exhibit 2 to Form 8-K filed August 31, 1999)*
   10.39      --   Form of Employment Agreement between the Company and E.
                   Robert Roskind dated September 20, 1999 (filed as Exhibit
                   10.39 to Form 10-K filed March 15, 2000)*
   10.40      --   Investment Advisory and Asset Management Agreement by and
                   between AGAR International Holdings Ltd. and Lexington
                   Realty Advisors, Inc. (filed as Exhibit 10.40 to Form 10-K filed April 2, 2001)*
   10.41      --   Underwriting Agreement between Lexington, First Union
                   Securities, Inc., CIBC World Markets Corp., A.G. Edwards &
                   Sons, Inc. and Raymond James & Associates, Inc., dated July
                   26, 2001 (filed as Exhibit 10.41 to Lexington's Quarterly
                   Report on Form 10-Q for the quarter ended June 30, 2001)*
   10.42      --   Contribution Agreement between Net 3 and Lepercq Net 1 L.P., as amended (filed as Exhibit 10.42 to the 2001 Form S-4)*
   10.43      --   Contribution Agreement between Net 3 and Lepercq Net 2 L.P., as amended (filed as Exhibit 10.43 to the 2001 Form S-4)*
   10.44      --   Unsecured Revolving Credit Agreement with Fleet National
                   Bank dated March 30, 2001 in the amount of $35,000,000
                   (filed as Exhibit 10.44 to the 2001 Form S-4)*
   10.45      --   Loan Assumption, First Modification And Ratification
                   Agreement, dated as of November 28, 2001, by and among
                   Lexington, Lepercq Corporate Income Fund L.P., Lepercq
                   Corporate Income Fund II L.P., and Net 3 Acquisition L.P. in
                   favor of Fleet National Bank (filed as Exhibit 99.2 to
                   Lexington's Current Report on Form 8-K filed December 21,
                   2001 (the "2001 8-K")*
   10.46      --   Operating Agreement of LAC II, dated as of December 5, 2001
                   (filed as Exhibit 99.4 to the 2001 8-K)*
   10.47      --   Management Agreement, dated as of December 5, 2001, by and between LAC II and Lexington Realty Advisors, Inc. (filed as
                   Exhibit 99.5 to the 2001 8-K)*
   10.48      --   First Amendment to Operating Agreement of LAC I, dated as of
                   December 5, 2001 (filed as Exhibit 99.6 to the 2001 8-K)*
   10.49      --   First Amendment to Management Agreement, dated as of
                   December 5, 2001, by and between LAC I and Lexington Realty
                   Advisors, Inc. (filed as Exhibit 99.7 to the 2001 8-K)*
   10.50      --   Form of Amended and Restated Agreement of Limited
                   Partnership of Net 3 (filed as Exhibit 99.1 to the 2001 Form
                   S-4)*
   12         --   Statement of Computation of Ratio of Earnings to Fixed
                   Charges+
   21         --   List of Subsidiaries of the Trust+
   23         --   Consent of KPMG LLP+

---------------

  * Incorporated by reference.

  + Filed Herewith.

(b) Reports on Form 8-K and Form 8-K/A

    Current Report on Form 8-K dated December 21, 2001

    Current Report on Form 8-K dated November 30, 2001

    Current Report on Form 8-K/A dated December 11, 2001