Form 10-Q
period 2002-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2002-05-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

                                Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 26,905,716 common shares, par value $.0001 per share on April 30, 2002.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 2002 (Unaudited) and December 31, 2001
                (in thousands, except share and per share data)

                                                                                  March 31,     December 31,
                  ASSETS:                                                           2002            2001
                                                                                 ----------      ----------
Real estate, at cost                                                             $  824,196      $  830,788
Less:  accumulated depreciation and amortization                                    118,861         116,741
                                                                                 ----------      ----------
                                                                                    705,335         714,047
Cash and cash equivalents                                                            10,562          13,863
Restricted cash                                                                       1,972           1,825
Investment in non-consolidated entities                                              49,408          48,764
Rent receivable - current                                                             2,835           1,081
Rent receivable - deferred                                                           18,212          17,945
Other assets, net                                                                    23,349          24,628
                                                                                 ----------      ----------
                                                                                 $  811,673      $  822,153
                                                                                 ==========      ==========
                  LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                      $  444,587      $  445,771
Credit facility borrowings                                                               --          10,000
Origination fees payable, including accrued interest                                  6,587           6,636
Accounts payable and other liabilities                                                7,378           6,996
                                                                                 ----------      ----------
                                                                                    458,552         469,403
Minority interests                                                                   57,693          57,859
                                                                                 ----------      ----------
                                                                                    516,245         527,262
                                                                                 ----------      ----------
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A Senior Cumulative Convertible Preferred, liquidation
   preference  $25,000; 2,000,000 shares issued and outstanding                      24,369          24,369
                                                                                 ----------      ----------
Common shares, par value $0.0001 per share; 287,888 shares issued
   and outstanding, liquidation preference $3,886                                     3,809           3,809
                                                                                 ----------      ----------
Shareholders' equity:
   Common shares, par value $0.0001 per share, authorized 40,000,000 shares,
     24,593,271 and 24,219,409 shares issued and outstanding in 2002 and
     2001, respectively                                                                   2               2
   Additional paid-in-capital                                                       344,877         342,161
   Deferred compensation                                                             (2,447)         (1,641)
   Accumulated distributions in excess of net income                                (72,709)        (71,836)
                                                                                 ----------      ----------
                                                                                    269,723         268,686
   Less:  Notes receivable from officers/shareholders                                (2,473)         (1,973)
                                                                                 ----------      ----------
       Total shareholders' equity                                                   267,250         266,713
                                                                                 ----------      ----------
                                                                                 $  811,673      $  822,153
                                                                                 ==========      ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2002 and 2001
          (Unaudited and in thousands, except share and per share data)

                                                                     2002             2001
                                                                 ------------     ------------
Revenues:
     Rental                                                      $     22,995     $     19,363
     Equity in earnings of non-consolidated entities                    1,426              610
     Interest and other                                                   392              260
                                                                 ------------     ------------
                                                                       24,813           20,233
                                                                 ------------     ------------
Expenses:
     Interest                                                           8,250            7,632
     Depreciation and amortization of real estate                       5,183            4,357
     General and administrative                                         1,579            1,242
     Property operating                                                   806              371
     Amortization of deferred expenses                                    487              348
                                                                 ------------     ------------
                                                                       16,305           13,950
                                                                 ------------     ------------
     Income before gains on sale, minority interests and
         extraordinary item                                             8,508            6,283
     Gains on sale                                                        854               --
                                                                 ------------     ------------
     Income before minority interests and extraordinary item            9,362            6,283
     Minority interests                                                 1,401            1,435
                                                                 ------------     ------------
     Income  before extraordinary  item                                 7,961            4,848
     Extraordinary item                                                    --              270
                                                                 ------------     ------------
              Net income                                         $      7,961     $      4,578
                                                                 ============     ============
Income per common share-basic:
Income before extraordinary item                                 $       0.30     $       0.24
Extraordinary item                                                         --            (0.01)
                                                                 ------------     ------------
Net income                                                       $       0.30     $       0.23
                                                                 ============     ============
Weighted average common shares outstanding                         24,509,064       17,086,939
                                                                 ============     ============
Income per common share-diluted:
Income before extraordinary item                                 $       0.29     $       0.24
Extraordinary item                                                         --            (0.01)
                                                                 ------------     ------------
Net income                                                       $       0.29     $       0.23
                                                                 ============     ============
Weighted average common shares outstanding                         30,088,259       22,961,096
                                                                 ============     ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                   Three months ended March 31, 2002 and 2001
                          (Unaudited and in thousands)

                                                             2002            2001
                                                          ----------      ----------
Net cash provided by operating activities                 $   13,311      $    7,931
                                                          ----------      ----------
Cash flows from investing activities:
     Additions to real estate assets                         (17,445)         (1,257)
     Net proceeds from the sale of properties                 12,296              --
     Investment in non-consolidated entities                      --          (7,294)
     Real estate deposits                                         --            (697)
                                                          ----------      ----------
Net cash used in investing activities                         (5,149)         (9,248)
                                                          ----------      ----------
Cash flows from financing activities:
     Dividends to common and preferred shareholders           (8,834)         (5,992)
     Change in credit facility borrowings                    (10,000)        (19,000)
     Principal amortization payments                          (2,515)         (2,117)
     Proceeds of mortgages and notes payable                  11,000          27,644
     Increase in deferred costs                                 (237)         (1,327)
     Cash distributions to minority interests                 (1,567)         (1,613)
     Proceeds from the issuance of common shares, net          1,086             684
     Change in restricted cash                                  (147)           (120)
     Change in escrow deposits                                  (249)             --
     Other financing activities, net                              --               3
                                                          ----------      ----------
Net cash used in financing activities                        (11,463)         (1,838)
                                                          ----------      ----------
     Change in cash and cash equivalents                      (3,301)         (3,155)
Cash and cash equivalents, at beginning of period             13,863           4,792
                                                          ----------      ----------
Cash and cash equivalents, at end of period               $   10,562      $    1,637
                                                          ==========      ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2002

           (Unaudited and dollars in thousands, except per share data)

(1)   The Company

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. As of March 31, 2002 the Company had an ownership interest in 97 properties and managed an additional 2 properties.

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

      The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the condition and results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

      Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and the Company's other dilutive securities which can include operating partnership units and convertible preferred shares. The Company's preferred shares are excluded from the 2002 computation since they are anti-dilutive and the preferred shares and exchangeable redeemable secured notes are excluded from the 2001 computation since they are anti-dilutive.

      Recently Issued Accounting Standards. The Company's adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," had no impact of the Company's consolidated financial position or results of operations. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4 which required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective January 1, 2003. Had the statement been adopted earlier the extraordinary item recorded in 2001 would have been eliminated and the charge would have been reflected in interest expense.

      Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates made include the recoverability of accounts receivable (primarily related to straight-line rents) and the useful lives of assets. Actual results could differ from those estimates.

      Reclassification. Certain amounts included in 2001 financial statements have been reclassified to conform with the 2002 presentation.

(3)   Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters ended March 31, 2002 and 2001.

                                                                           2002              2001
                                                                       ------------      ------------
                             BASIC
      Income before extraordinary item                                 $      7,961      $      4,848
      Less preferred dividends                                                 (693)             (672)
                                                                       ------------      ------------
      Income attributed to common shareholders
           before extraordinary item                                          7,268             4,176
      Extraordinary item                                                         --               270
                                                                       ------------      ------------
      Net income attributed to common shareholders                     $      7,268      $      3,906
                                                                       ============      ============
      Weighted average number of common shares outstanding               24,509,064        17,086,939
                                                                       ============      ============
      Income per common share-basic:
      Income before extraordinary item                                 $       0.30      $       0.24
      Extraordinary item                                                         --             (0.01)
                                                                       ------------      ------------
      Net income                                                       $       0.30      $       0.23
                                                                       ============      ============
                            DILUTED

      Income attributed to common shareholders before
           extraordinary item - basic                                  $      7,268      $      4,176
      Add incremental income attributed to assumed
           conversion of dilutive securities                                  1,347             1,346
                                                                       ------------      ------------
      Income attributed to common shareholders before
           extraordinary item                                                 8,615             5,522
      Extraordinary item                                                         --               270
                                                                       ------------      ------------
      Net income attributed to common shareholders                     $      8,615      $      5,252
                                                                       ============      ============
      Weighted average number of shares used in calculation
           of  basic earnings per share                                  24,509,064        17,086,939
      Add incremental shares representing:
           Shares issuable upon exercise of employee share options          272,174           241,864
           Shares issuable upon conversion of dilutive securities         5,307,021         5,632,293
                                                                       ------------      ------------
      Weighted average number of shares used in calculation
           of diluted earnings per common share                          30,088,259        22,961,096
                                                                       ============      ============
      Income per common share-diluted:
      Income before extraordinary item                                 $       0.29      $       0.24
      Extraordinary item                                                         --             (0.01)
                                                                       ------------      ------------
      Net income                                                       $       0.29      $       0.23
                                                                       ============      ============

(4)   Investments in Real Estate

      In March 2002, the Company purchased a property in Lake Forest, California leased to Apria Healthcare Group, Inc. for $16,970. The lease, which expires in 2012, provides for annual rental revenues of $1,800. The purchase price was partially funded through an $11,000 non-recourse mortgage which bears interest at 7.26%, provides for annual debt service of $901 and matures January 2012 when a balloon payment of $9,708 is due.

      During the three months ended March 31, 2002, the Company sold its properties in Modesto, California and Bessemer, Alabama for net proceeds of $7,882 and realized a gain of $854. In addition, the Company sold a 77% interest in a property in Florence, South Carolina for net proceeds of $4,414 and deferred a $671 gain on sale since the purchasers can put their interests in the property to the Company for a 2 year period.

      The following pro forma operating information for the three months ended March 31, 2002 and 2001 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2002 and 2001 had been consummated as of January 1, 2001. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2001. Pro forma amounts are as follows:

                                                                    March 31,
                                                               2002           2001
                                                               ----           ----
      Revenues                                              $   24,852     $   23,475
      Income before extraordinary item                      $    7,182     $    6,017
      Net income                                            $    7,182     $    5,747

      Income before extraordinary item per common share
           Basic                                            $     0.26     $     0.28
           Diluted                                          $     0.26     $     0.27

      Net income per common share
           Basic                                            $     0.26     $     0.26
           Diluted                                          $     0.26     $     0.26

(5)   Investment in Non-Consolidated Entities

      The Company has interests in non-consolidated entities ranging from 22% to 99%. As of March 31, 2002, these investments have total real estate and notes payable of $383,388 and $238,118, respectively. For the three months ended March 31, 2002 and 2001, combined revenues, expenses and net income were $11,708, and $9,784; $8,341 and $7,835; and $3,367 and
      $1,949, respectively.

(6)   Concentration of Risk

      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

      For the three months ended March 31, 2002, no single tenant represented greater than 10% of revenues and for the three months ended March 31, 2001, the following tenants represented greater than 10% of revenues:

              Northwest Pipeline Corporation              11%
              Kmart Corporation                           11%

      Both of these tenants are publicly registered companies subject to the 1934 Securities and Exchange Act and accordingly file financial information with the Securities and Exchange Commission.

(7)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through November 2006.

      As of March 31, 2002, the total number of limited partnership units of LCIF, LCIF II and Net 3 outstanding was 5,307,021. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.32 per unit with a weighted average distribution of $1.17 per unit.

(8)   Related Party Transactions

      In January 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500.

      In 2001, the Company earned $35 in asset management fees from two partnerships controlled by the Company's Chairman. The Company incurred reimbursable expenses relating to these partnerships of $177.

      All related party transactions are approved by the independent members of the Board of Trustees.

(9)   Supplemental Disclosure of Statement of Cash Flow Information

      During 2002 and 2001, the Company paid $7,718 and $7,771, respectively, for interest.

      During 2002, the Company sold a property to a newly formed joint venture for $4,414 in net proceeds and a deemed capital contribution of $643.

      During 2002 and 2001, the Company issued 64,249 and 100,000 common shares, respectively, to certain employees and trustees resulting in $996 and $1,181 of deferred compensation, respectively. These common shares vest ratably, primarily over a 5 year period.

      During 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500.

      During 2001, holders of an aggregate of 197,885 partnership units redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $2,603.

      During 2001, the Company purchased a property in Winchester, Virginia for $14,400 of which $10,800 was financed by the seller through a purchase money note.

(10)  Subsequent Events

      In April 2002, the holder of the Company's 2 million preferred shares converted its interest into 2 million common shares.

      In May 2002, the Company's tenant (Mervyn's) in its Bakersfield, California property exercised a 5 year lease renewal option which provides for annual rents of $209. The lease, which was scheduled to expire on December 31, 2002, is now scheduled to expire December 21, 2007.

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

General

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, acquires and manages net-leased commercial properties. The Company has operated as a REIT since October 1993.

As of March 31, 2002, the Company owned (or had interests in) 97 real estate properties and managed 2 additional properties.

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 2002, the Company's real estate assets were located in thirty states and contained an aggregate of approximately 16.5 million square feet of net rentable space. The Properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. Approximately 98.3% of square feet is subject to a lease.

During the three months ended March 31, 2002, the Company purchased one property for $17.0 million and sold two properties and an interest in a third for net cash proceeds of $12.3 million.

The Company's principal sources of liquidity are revenues generated from the Properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2002, the leases on the Properties generated $23.0 million in revenue compared to $19.4 million during the same period in 2001.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a dividend in respect of the first quarter of 2002, in the amount of $0.33 per share to shareholders of record as of April 30, 2002 to be paid on May 15, 2002. The Company's annualized dividend rate is currently $1.32 per share.

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

Cash dividends paid to common shareholders increased to $8.1 million in 2002 compared to $5.3 million in 2001. The Company's dividend and distribution FFO payout ratio on a per share basis for 2002 and 2001, was 70.2% and 68.9%, respectively.

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

Kmart, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the Property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units valued at $18.9 million and $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $8.4 million ($4.95 per square foot) and increase to $9.4 million on October 1, 2002. Rents are paid semi-annually in arrears. The Property is encumbered by a non-recourse first mortgage, bearing interest at an imputed rate of 7% with an outstanding balance of $29.8 million at March 31, 2002. Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. Accordingly, this Property lease currently provides after debt service cash flow to Company of $2.2 million.

The Property is one of sixteen-leased warehouse distribution facilities utilized in Kmart's logistical operation. According to Kmart, this facility ranks third by distribution volume, is the primary supply source for 167 open Kmart retail stores (approximately 9% of Kmart's total) and also supplies other distribution facilities used by Kmart. As of March 31, 2002 the Company had $6.1 million in accounts receivable from Kmart (including $1.9 million in straight-line rents). On April 1, 2002 Kmart paid the Company $1.6 million in rent which was all the post-petition rent owed. The pre-petition rent would be paid to the Company if and when Kmart affirms the lease on the Property as part of its reorganization and the accrued straight-lined rent would be realized over the remaining lease term. There have been no discussions with Kmart with respect to the lease.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations was to $13.3 million and $7.9 million for the three months ended March 31, 2002 and 2001, respectively.

Net cash used in investing activities totaled $5.1 million and $9.3 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and sales of properties.

Net cash used in financing activities totaled $11.5 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. Cash used in financing activities during each period was primarily attributable to proceeds from non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments and debt service payments.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 2002, based on the current $1.32 annual dividend.

                                                                Current           Total Current
                          Total                                Annualized          Annualized
                         Number            Affiliate            Per Unit          Distribution
                        Of Units             Units            Distribution           ($000)
                        --------             -----            ------------           ------
At any time             3,430,793           1,317,759          $     1.32          $    4,529
At any time             1,271,073             120,374                1.08               1,373
At any time               133,050              52,144                1.12                 149
June 2002                  83,400              83,400                1.32                 110
January 2003               17,901                  --                  --                  --
March 2004                 43,734                  --                0.27                  12
March 2004                 19,510                  --                  --                  --
November 2004              24,552               2,856                  --                  --
March 2005                 29,384                  --                  --                  --
January 2006              171,168                 416                  --                  --
February 2006              28,230               1,743                  --                  --
May 2006                    9,368                  --                0.29                   3
November 2006              44,858              44,858                1.32                  59
                       ----------          ----------          ----------          ----------
                        5,307,021           1,623,550          $     1.17          $    6,235
                       ==========          ==========          ==========          ==========

Financing

Revolving Credit Facility. The Company's $60.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of properties free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of March 31, 2002 the Company is in compliance with all covenants, there are no borrowings outstanding on the facility and $56.7 million is available to be borrowed.

Financing Transactions. During the three months ending March 31, 2002 the Company completed the following financing transaction:

      - Obtained a $11.0 million non-recourse mortgage on its Lake Forest, California property. The mortgage note bears interest at 7.26%, provides for annual debt service payments of $0.9 million and matures in January 2012 when a balloon payment of $9.7 million is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 2002, a total of 64 of the Company's 84 consolidated Properties were subject to outstanding mortgages, which had an aggregate principal amount of $432.1 million. The weighted average interest rate on the Company's debt, on such date was approximately 7.34%. The scheduled principal amortization payments for the remainder of 2002 and for 2003, 2004, 2005 and 2006 are $12.0 million, $15.5 million, $16.4 million, $15.7 million and $13.9 million, respectively. The scheduled balloon payments for the remainder of 2002 and for 2003, 2004, 2005 and 2006 are $0, $0, $17.4 million, $81.0 million and $0, respectively.

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

Results of Operations

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002, $3.6 million is attributable to rental revenue from Properties purchased in 2001 and owned for the entire quarter in 2002 and a Property purchased in 2002. Of the remaining $0.9 million in revenue growth in 2002, $0.8 million was attributable to earnings from non-consolidated entities. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 7.72% at March 31, 2001 to 7.34% at March 31, 2002 due to debt refinancings, repayments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses increased due to the acquisition of 23 properties from Net 1 L.P. and Net 2 L.P. and increased to 6.4% of revenue in 2002 compared with 6.1% in 2001. The increase in property operating expenses increased due to the vacancy of one Property in the third quarter of 2001, which resulted in the Company incurring Property level operating expenses which normally are the responsibility of the tenant, and a second Property in which the Company has a level of operating expense responsibility. Net income increased in 2002 due to the impact of items discussed above plus $854 in gains on sale of Properties.

The Company's non-consolidated entities had aggregate net income of $3.4 million in 2002 compared with $1.9 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $1.7 million in 2002 attributable to the acquisition of Properties, the expansion of an existing Property and the joint venturing of a single Property in 2002. In addition, advisory fee income, which includes acquisition and asset management fees, increased by $0.3 million in 2002 due to the timing of transactions which generate acquisition fees and more assets under management. These revenue sources were partly offset by an increase in (i) interest expense of $0.3 million in 2002 due to partially funding a fourth quarter 2001 acquisition with the use of a non-recourse mortgage, (ii) depreciation expense of $0.3 million in 2002 due to more depreciable assets owned and (iii) property operating/general and administrative expenses of $0.1 million in 2002 due to an increase in the asset base.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generates acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (10 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control, that could offset these items including, without limitation, increased interest rates of variable debt ($47.6 million as of March 31, 2002 at a weighted average interest rate of 4.72%) and tenant monetary defaults.

Funds From Operations

The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the April 2002 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis. The Company includes in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles.

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the quarters ended March 31, 2002 and 2001 ($000's).

                                                              2002                 2001
                                                              ----                 ----
Net income                                                 $    7,961           $    4,578
Add back:
     Depreciation and amortization of real estate               5,183                4,357
     Extraordinary item                                            --                  270
     Minority interest's share of net income                    1,347                1,346
     Amortization of leasing commissions                          174                  191
     Deemed conversion of notes payable                            --                  500
     Gains on sale                                               (854)                  --
     Joint venture adjustment - depreciation                    1,112                  881
                                                           ----------           ----------
       Funds from Operations                               $   14,923           $   12,123
                                                           ==========           ==========

Cash flows from operating activities                       $   13,311           $    7,931
Cash flows from investing activities                           (5,149)              (9,248)
Cash flows from financing activities                          (11,463)              (1,838)

For the quarters ended March 31, 2002 and 2001, the Company's dividends and distribution FFO payout ratio, on a per share basis, was 70.2% and 68.9% of the Company's Funds From Operations, respectively.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to its variable rate debt. As of March 31, 2002 and 2001, the Company's variable rate indebtedness represented 10.7% and 11.1% of total long-term indebtedness, respectively. During the quarters ended March 31, 2002 and 2001, this variable rate indebtedness had a weighted average interest rate of 4.44% and 7.45%, respectively, and had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $140,000 and $130,000, respectively.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings - not applicable.

ITEM 2. Changes in Securities - not applicable.

ITEM 3. Defaults under the Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5. Other Information - not applicable.

ITEM 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibits - None.

            (b) Reports on Form 8-K filed during the quarter ended March 31, 2002.

                  None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Lexington Corporate Properties Trust

Date: May 14, 2002                    By:      /s/ E. Robert Roskind
      ------------------------           ---------------------------------------
                                         E. Robert Roskind
                                         Chairman and Co-Chief Executive Officer

Date: May 14, 2002                    By:      /s/ Patrick Carroll
      ------------------------           ---------------------------------------
                                         Patrick Carroll
                                         Chief Financial Officer and Treasurer