Form 10-Q
period 2002-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2002-08-14
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

                               Yes x .  No    .
                                  ----    ----

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 27,117,068 common shares, par value $.0001 per share on August 12, 2002.

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                June 30, 2002 (Unaudited) and December 31, 2001
                (in thousands, except share and per share data)


                                                                                            June 30,       December 31,
                                                                                              2002           2001
                                                                                           ---------       ---------
                          ASSETS:
Real estate, at cost                                                                       $ 817,950       $ 830,788
Less: accumulated depreciation and amortization                                              123,990         116,741
                                                                                           ---------       ---------
                                                                                             693,960         714,047

Investment in non-consolidated entities                                                       49,162          48,764
Cash and cash equivalents                                                                     14,888          13,863
Restricted cash                                                                                1,903           1,825
Rent receivable - current                                                                      3,518           1,081
Rent receivable - deferred                                                                    18,833          17,945
Other assets, net                                                                             24,517          24,628
                                                                                           ---------       ---------
                                                                                           $ 806,781       $ 822,153
                                                                                           =========       =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                                $ 440,091       $ 445,771
Credit facility borrowings                                                                        --          10,000
Origination fees payable, including accrued interest                                           6,569           6,636
Accounts payable and other liabilities                                                         6,313           6,996
                                                                                           ---------       ---------
                                                                                             452,973         469,403
Minority interests                                                                            57,009          57,859
                                                                                           ---------       ---------
                                                                                             509,982         527,262
                                                                                           ---------       ---------
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares. Class A
Senior Cumulative Convertible Preferred, liquidation preference $25,000;
2,000,000 shares issued and outstanding in 2001                                                   --          24,369
                                                                                           ---------       ---------

Common shares, par value $0.0001 per share; 287,888 shares issued and outstanding,
liquidation preference $3,886                                                                  3,809           3,809
                                                                                           ---------       ---------

Shareholders' equity:
     Common shares, par value $0.0001 per share, authorized 80,000,000 shares,
     26,772,987 and 24,219,409 shares issued and outstanding in 2002 and 2001,
     respectively                                                                                  3               2
     Additional paid-in-capital                                                              371,427         342,161
     Deferred compensation                                                                    (2,258)         (1,641)
     Accumulated distributions in excess of net income                                       (73,709)        (71,836)
                                                                                           ---------       ---------
                                                                                             295,463         268,686
     Less:  notes receivable from officers/shareholders                                       (2,473)         (1,973)
                                                                                           ---------       ---------
        Total shareholders' equity                                                           292,990         266,713
                                                                                           ---------       ---------
                                                                                           $ 806,781       $ 822,153
                                                                                           =========       =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                Three and six months ended June 30, 2002 and 2001
         (Unaudited and in thousands, except share and per share data)


                                                                Three months ended                   Six months ended
                                                                     June 30,                             June 30,
                                                              2002              2001              2002              2001
                                                          ------------      ------------      ------------      ------------
Revenues:
     Rental                                               $     22,937      $     19,371      $     45,932      $     38,734
     Equity in earnings of non-consolidated entities               937               806             2,363             1,416
     Interest and other                                            612               271             1,004               531
                                                          ------------      ------------      ------------      ------------
                                                                24,486            20,448            49,299            40,681
                                                          ------------      ------------      ------------      ------------
Expenses:

     Interest                                                    8,086             7,712            16,336            15,344
     Depreciation and amortization of real estate                5,192             4,361            10,375             8,718
     General and administrative                                  1,192             1,215             2,771             2,457
     Property operating                                            442               343             1,248               714
     Amortization of deferred expenses                             459               408               946               756
                                                          ------------      ------------      ------------      ------------
                                                                15,371            14,039            31,676            27,989
                                                          ------------      ------------      ------------      ------------
Income before gain on sale of properties, minority
   interests and extraordinary item                              9,115             6,409            17,623            12,692
Gain on sale of properties                                         280                --             1,134                --
                                                          ------------      ------------      ------------      ------------
Income before minority interests and extraordinary
   item                                                          9,395             6,409            18,757            12,692
Minority interests                                               1,516             1,319             2,917             2,754
                                                          ------------      ------------      ------------      ------------
Income before extraordinary item                                 7,879             5,090            15,840             9,938
Extraordinary item                                                  --                --                --              (270)
                                                          ------------      ------------      ------------      ------------
           Net income                                     $      7,879      $      5,090      $     15,840      $      9,668
                                                          ============      ============      ============      ============

Income per common share-basic:
Income before extraordinary item                          $       0.30      $       0.25      $       0.59      $       0.50
Extraordinary item                                                  --                --                --             (0.02)
                                                          ------------      ------------      ------------      ------------
Net income                                                $       0.30      $       0.25      $       0.59      $       0.48
                                                          ============      ============      ============      ============

Weighted average common shares outstanding                  26,584,426        17,351,400        25,552,478        17,219,900
                                                          ============      ============      ============      ============

Income per common share-diluted:
Income before extraordinary item                          $       0.29      $       0.25      $       0.58      $       0.48
Extraordinary item                                                  --                --                --             (0.01)
                                                          ------------      ------------      ------------      ------------
Net income                                                $       0.29      $       0.25      $       0.58      $       0.47
                                                          ============      ============      ============      ============

Weighted average common shares outstanding                  32,386,335        23,109,844        31,120,910        23,039,062
                                                          ============      ============      ============      ============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2002 and 2001
                          (Unaudited and in thousands)

                                                                    2002           2001
                                                                  --------       --------
Net cash provided by operating activities                         $ 26,113       $ 21,172
                                                                  --------       --------

Cash flows from investing activities:
    Additions to real estate assets                                (17,518)        (1,560)
    Proceeds from sale of real estate, net                          18,831             --
    Real estate deposits                                            (1,266)          (359)
    Investment in and advances to non-consolidated entities             --         (6,517)
    Investment in partnerships                                          --         (1,122)
                                                                  --------       --------
         Net cash provided by (used in) investing activities            47         (9,558)
                                                                  --------       --------

Cash flows from financing activities:
    Dividends to common and preferred shareholders                 (17,713)       (12,242)
    Dividend reinvestment plan proceeds                              2,102          1,347
    Change in credit facility borrowings, net                      (10,000)       (41,821)
    Principal amortization payments                                 (7,013)        (6,184)
    Proceeds of mortgages and notes payable                         11,000         59,244
    Increase in deferred costs                                        (372)        (1,983)
    Cash distributions to minority partners                         (3,202)        (3,201)
    Proceeds from the sale of common shares, net                       702             21
    Repurchase of common shares/units                                   --           (192)
    Increase in escrow deposits                                       (561)          (246)
    Change in restricted cash                                          (78)          (221)
    Other financing activities, net                                     --              7
                                                                  --------       --------
         Net cash used in financing activities                     (25,135)        (5,471)
                                                                  --------       --------

Change in cash and cash equivalents                                  1,025          6,143
Cash and cash equivalents, at beginning of period                   13,863          4,792
                                                                  --------       --------
    Cash and cash equivalents, at end of period                   $ 14,888       $ 10,935
                                                                  ========       ========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2002

           (Unaudited and dollars in thousands, except per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. As of June 30, 2002 the Company had an ownership interest in 96 properties and managed an additional 2 properties.

         The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

         The unaudited financial statements reflect all adjustments, which are in the opinion of management, necessary to present a fair statement of the condition and results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II") and Net 3 Acquisition L.P. ("Net 3"). The Company is the sole stockholder of each of the general partner and majority limited partner of LCIF, LCIF II and Net 3.

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, preferred shares, operating partnership units and exchangeable redeemable secured notes. The Company's preferred shares are excluded from the six months ended June 30, 2002 computation since they are anti-dilutive and the preferred shares and exchangeable redeemable secured notes are excluded from the 2001 computations since they are anti-dilutive. The Company's preferred shares were converted into common shares in April 2002 and the exchangeable redeemable secured notes were redeemed in July 2001.

         Recently Issued Accounting Standards. The Company's adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," had no impact of the Company's consolidated financial position or results of operations. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4 which required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective January 1, 2003. Had the statement been adopted earlier the extraordinary item recorded in 2001 would have been eliminated and the charge would have been reflected in interest expense. In July 2002, the FASB issued SFAS No. 146 which requires that exit or disposal costs be recorded when incurred and can be measured at fair value. SFAS No. 146 is effective for an exit or disposal activity initiated after December 31, 2002. The Company does not expect that this statement will have a material effect on the Company's consolidated results of operations or financial position.

         Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates made include the recoverability of accounts receivable (primarily related to straight-line rents) and the useful lives of depreciable assets. Actual results could differ from those estimates.

         Reclassifications. Certain amounts included in 2001 financial statements have been reclassified to conform with the 2002 presentation.


(3)      Earnings per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2002 and 2001:

                                                                     Three months ended                     Six months ended
                                                                          June 30,                              June 30,
                                                                   2002              2001               2002               2001
                                                               ------------      ------------       ------------       ------------
BASIC

Income before extraordinary item                               $      7,879      $      5,090       $     15,840       $      9,938
Less preferred dividends                                                 --              (672)              (693)            (1,344)
                                                               ------------      ------------       ------------       ------------
Income attributed to common shareholders before
extraordinary item                                                    7,879             4,418             15,147              8,594
Extraordinary item                                                       --                --                 --               (270)
                                                               ------------      ------------       ------------       ------------
Net income attributed to common shareholders                   $      7,879      $      4,418       $     15,147       $      8,324
                                                               ============      ============       ============       ============

Weighted average number of common shares outstanding             26,584,426        17,351,400         25,552,478         17,219,900
                                                               ============      ============       ============       ============

Income per common share - basic:
Income before extraordinary item                               $       0.30      $       0.25       $       0.59       $       0.50
Extraordinary item                                                       --                --                 --              (0.02)
                                                               ------------      ------------       ------------       ------------
Net income                                                     $       0.30      $       0.25       $       0.59       $       0.48
                                                               ============      ============       ============       ============

DILUTED

Income attributed to common shareholders before
extraordinary item - basic                                     $      7,879      $      4,418       $     15,147       $      8,594
Add incremental income attributed to assumed conversion
of dilutive securities                                                1,457             1,267              2,804              2,613
                                                               ------------      ------------       ------------       ------------
Income attributed to common shareholders before
extraordinary item - diluted                                          9,336             5,685             17,951             11,207
Extraordinary item                                                       --                --                 --               (270)
                                                               ------------      ------------       ------------       ------------
Net income attributed to common shareholders - diluted         $      9,336      $      5,685       $     17,951       $     10,937
                                                               ============      ============       ============       ============

Weighted average number of common shares used in
calculation of basic earnings per share                          26,584,426        17,351,400         25,552,478         17,219,900
Add incremental shares representing:
     Shares issuable upon exercise of employee share
options                                                             304,165           325,777            276,020            287,234
     Shares issuable upon conversion of dilutive securities       5,497,744         5,432,667          5,292,412          5,531,928
                                                               ------------      ------------       ------------       ------------
Weighted average number of shares used in calculation of
diluted earnings per common share                                32,386,335        23,109,844         31,120,910         23,039,062
                                                               ============      ============       ============       ============

Income per common share-diluted:
Income before extraordinary item                               $       0.29      $       0.25       $       0.58       $       0.48
Extraordinary item                                                       --                --                 --              (0.01)
                                                               ------------      ------------       ------------       ------------
Net income                                                     $       0.29      $       0.25       $       0.58       $       0.47
                                                               ============      ============       ============       ============

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

         During the six months ended June 30, 2002, the Company sold its properties in Modesto, California, Bessemer, Alabama and Highland Heights, Ohio for net proceeds of $14,417 and realized a gain of $1,134. In addition, the Company sold a 77% interest in a property in Florence, South Carolina for net proceeds of $4,414 and deferred a $671 gain on sale since the purchasers can put their interests in the property to the Company for a 2 year period.

         The following pro forma operating information for the six months ended June 30, 2002 and 2001 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2002 and 2001 had been consummated as of January 1, 2001. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2001. Pro forma amounts are as follows:

                                                                June 30,
                                                          2002            2001
                                                       ----------      ----------
Revenues                                               $   49,059      $   48,262
Income before extraordinary item                       $   14,555      $   12,851
Net income                                             $   14,555      $   12,581

Income before extraordinary item per common share
     Basic                                             $     0.54      $     0.59
     Diluted                                           $     0.53      $     0.56

Net income per common share
     Basic                                             $     0.54      $     0.58
     Diluted                                           $     0.53      $     0.55

(5)      Investment in Non-Consolidated Entities

         The Company has interests in non-consolidated entities ranging from 22% to 99%. As of June 30, 2002, these investments have total net real estate and notes payable of $381,164 and $237,457, respectively. For the three months ended June 30, 2002 and 2001, combined revenues, expenses and net income were $11,609 and $10,205; $8,418 and $7,717; and $3,191 and $2,488, respectively. For the six months ended June 30, 2002 and 2001 combined revenues, expenses and net income were $23,317 and $19,989; $16,759 and $15,552; and $6,558 and $4,437, respectively.

(6)      Concentration of Risk

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

         For the six months ended June 30, 2002, no single tenant represented greater than 10% of revenues and for the six months ended June 30, 2001, the following tenants represented greater than 10% of revenues:


Northwest Pipeline Corporation             11%
Kmart Corporation                          12%

         Both of these tenants are publicly registered companies subject to the Securities Exchange Act of 1934 and accordingly file financial information with the Securities and Exchange Commission.

(7)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through November 2006.

         As of June 30, 2002, the total number of limited partnership units of LCIF, LCIF II and Net 3 outstanding was 5,259,778. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.32 per unit with a weighted average distribution of $1.17 per unit.

(8)      Related Party Transactions

         In January 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500. The note provides for forgiveness of the principal balance under certain circumstances.

         In 2001, the Company earned $80 in asset management fees from two partnerships controlled by the Company's Chairman. The Company incurred reimbursable expenses relating to these partnerships of $275.

         All related party transactions are approved by the independent members of the Board of Trustees.

(9)      Supplemental Disclosure of Statement of Cash Flow Information

         During 2002 and 2001, the Company made interest payments of $16,415 and $15,448, respectively.

         During 2002, the Company sold a property to a newly formed joint venture with unrelated parties for $4,414 in net proceeds and a deemed capital contribution of $643.

         During 2002 and 2001, the Company issued 64,249 and 100,000 common shares, respectively, to certain employees and trustees resulting in $996 and $1,181 of deferred compensation, respectively. These common shares vest ratably, primarily over a 5 year period.

         During 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500. The note provides for forgiveness of the principal balance under certain circumstances.

         During 2002 and 2001, holders of an aggregate of 48,584 and 388,732 partnership units redeemed such units for common shares of the Company. This redemption resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $585 and $5,330, respectively.

         During 2001, the Company purchased a property in Winchester, Virginia for $14,400 of which $10,800 was financed by the seller through a purchase money note.

(10)     Shareholders' Equity

         In April 2002, the holder of the Company's 2 million preferred shares converted its interest into 2 million common shares.

(11)     Subsequent Events

         In August 2002, a non-consolidated entity in which the Company has a one-third economic interest purchased two properties net leased to TNT Logistics North America, Inc. for an aggregate $45,279. The leases, which expire in September 2012, provide for annual net rent of $5,389. The purchases were partially funded through $30,150 non-recourse mortgages which bear interest at 6.0%, provide for annual debt service of $2,331 and mature September 2012 when a balloon payment of $23,020 is due. The mortgage notes are not cross collateralized.

         In August 2002, a non-consolidated entity in which the Company has a 99% economic interest purchased a property net leased to TNT Canada, Inc. for $2,896. The lease, which expires September 2012, provides for annual net rent of $331.

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

General

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, acquires and manages net leased commercial properties. The Company believes it has operated as a REIT since October 1993.

As of June 30, 2002, the Company owned (or had interests in) 96 real estate properties and managed 2 additional properties.

Critical Accounting Policies

The Company's accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of the Company's financial condition and results and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" (SFAS No.13). SFAS No. 13 requires that revenue be recognized on a straight line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

Accounts Receivable. The Company continuously monitors collections from our tenants and would provide a provision for estimated losses based upon our historical experience and any specific tenant collection issues that we have identified.

Real Estate. The Company evaluates the carrying value of all real estate held to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and could differ materially from actual results.

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 2002, the Company's real estate assets were located in 30 states and contained an aggregate of approximately 16.4 million square feet of net rentable space. The Properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the Property. Approximately 98.3% of square feet is subject to a lease.

During the six months ended June 30, 2002, the Company purchased one Property for $17.0 million and sold three Properties and an interest in a fourth Property for net cash proceeds of $18.8 million.

The Company's principal sources of liquidity are revenues generated from the Properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2002, the leases on the Properties generated $45.9 million in revenue compared to $38.7 million during the same period in 2001.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a dividend in respect of the second quarter of 2002, in the amount of $0.33 per share to shareholders of record as of July 31, 2002 to be paid on August 14, 2002. The Company's annualized dividend rate is currently $1.32 per share.

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

Cash dividends paid to common shareholders increased to $17.0 million in 2002 compared to $10.9 million in 2001. The Company's dividend and distribution FFO payout ratio on a per share basis for 2002 and 2001, was 69.5% and 69.2%, respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. The Company's two largest tenants, as a percentage of revenue, pay their rent semi-annually (Kmart Corporation) and quarterly (Northwest Pipeline Corporation). Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

Kmart, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the Property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units valued at $18.9 million and $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $8.4 million ($4.95 per square foot) and increase to $9.4 million on October 1, 2002. Rents are paid semi-annually in arrears. The Property is encumbered by a non-recourse first mortgage, bearing interest at an imputed rate of 7% with an outstanding balance of $29.8 million at June 30, 2002. Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. Accordingly, this Property lease currently provides after debt service cash flow to Company of $2.2 million.

The Property is one of sixteen-leased warehouse distribution facilities utilized in Kmart's logistical operation. According to Kmart, this facility ranks third by distribution volume, is the primary supply source for 167 open Kmart retail stores (approximately 9% of Kmart's total) and also supplies other distribution facilities used by Kmart. As of March 31, 2002 the Company had $6.1 million in accounts receivable from Kmart (including $1.9 million in straight-line rents). On April 1, 2002 Kmart paid the Company $1.6 million in rent which was the post-petition rent owed. The pre-petition rent would be paid to the Company if and when Kmart affirms the lease on the Property as part of its reorganization and the accrued straight-lined rent would be realized over the remaining lease term. As of June 30, 2002 the Company had $6.7 million in accounts receivable from Kmart (including $2.0 million in straight-line rents) and the next rent payment is October 1, 2002. There have been no discussions with Kmart with respect to the lease.

The Company anticipates that cash flows from operations will continue to provide adequate funds for its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $26.1 million and $21.2 million for the six months ended June 30, 2002 and 2001, respectively.

Net cash provided by (used in) investing activities totaled $0.1 million and ($9.6) million for the six months ended June 30, 2002 and 2001, respectively. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Cash provided by investing activities related to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and sales of properties.

Net cash used in financing activities totaled $25.1 million and $5.5 million for the six months ended June 30, 2002 and 2001, respectively. Cash used in financing activities during each period was primarily attributable to proceeds from non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividends, net of proceeds reinvested under the Company's dividend reinvestment plan, distributions to limited partners and debt service payments.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of June 30, 2002, based on the current $1.32 annual dividend.

                                                 Current      Total Current
 Redeemable           Total                     Annualized     Annualized
 for Common          Number       Affiliate      Per Unit     Distribution
 Shares:            of Units        Units      Distribution       ($000)
-------------      ---------      ---------    ------------   -------------
At any time        3,501,521      1,401,159      $    1.32      $   4,622
At any time        1,254,152        120,374           1.08          1,354
At any time          114,059         52,144           1.12            128
January 2003          17,901             --             --             --
December 2003          1,341             --           1.32              2
March 2004            43,734             --           0.27             12
March 2004            19,510             --             --             --
November 2004         24,552          2,856             --             --
March 2005            29,384             --             --             --
January 2006         171,168            416             --             --
February 2006         28,230          1,743             --             --
May 2006               9,368             --           0.29              3
November 2006         44,858         44,858           1.32             59
                   ---------      ---------      ---------      ---------
                   5,259,778      1,623,550      $    1.17      $   6,180
                   =========      =========      =========      =========

Financing

Revolving Credit Facility. The Company's $60.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of Properties free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness and net worth maintenance provisions. As of June 30, 2002 the Company is in compliance with all covenants, there are no borrowings outstanding on the facility and $56.7 million is available to be borrowed due to $3.3 million in letters of credit outstanding.

Financing Transactions. During the six months ending June 30, 2002 the Company completed the following financing transaction:

         - Obtained a $11.0 million non-recourse mortgage on its Lake Forest, California property. The mortgage note bears interest at 7.26%, provides for annual debt service payments of $0.9 million and matures in January 2012 when a balloon payment of $9.7 million is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 2002, a total of 64 of the Company's 83 consolidated Properties were subject to outstanding mortgages, which had an aggregate principal amount of $427.6 million. The weighted average interest rate on the Company's total debt on such date was approximately 7.34%. The scheduled principal amortization payments for the remainder of 2002 and for 2003, 2004, 2005 and 2006 are $7.5 million, $15.5 million, $16.4 million, $15.8 million and $13.9 million, respectively. The scheduled balloon payments for the remainder of 2002 and for 2003, 2004, 2005 and 2006 are $0, $0, $17.4 million, $80.9 million and $0, respectively.

Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of Property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For three of the Properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy of a Property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

Results of Operations

Three months ended June 30, 2002 compared with June 30, 2001

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002, $3.6 million is attributable to rental revenue which resulted from Properties purchased in 2001 (primarily the purchase of 23 Properties from Net 1 L.P. and Net 2 L.P in November 2001) and owned for the entire quarter in 2002 and a Property purchased in 2002 offset by a reduction in rental revenue from a decrease in overall portfolio occupancy from 99.7% to 98.3% and Property sales. Of the remaining $0.5 million in revenue growth in 2002, $0.1 million was attributable to earnings from non-consolidated entities and $0.4 million was attributable primarily to higher interest earned due to greater cash balances carried. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 7.69% for the three months ended June 30, 2001 to 7.34% for the three months ended June 30, 2002 due to debt refinancings, scheduled principal amortization payments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The increase in property operating expenses is due to the vacancy of one Property in the third quarter of 2001, which resulted in the Company incurring Property level operating expenses which normally are the responsibility of the tenant, and a second Property in which the Company has a level of operating expense responsibility. Net income increased in 2002 due to the impact of items discussed above plus $0.3 million in gains on sale of Properties.

The Company's non-consolidated entities had aggregate net income of $3.2 million in 2002 compared with $2.5 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $1.5 million in 2002 attributable to the acquisition of Properties in May and December 2001, the expansion of an existing Property in the fourth quarter of 2001 and the joint venturing of a single Property in 2002. In addition, advisory fee income, which includes acquisition and asset management fees, decreased by $0.1 million in 2002 due to the timing of transactions which generate acquisition fees offset by more assets under management. These revenue sources were partly offset by an increase in (i) interest expense of $0.5 million in 2002 due to partially funding a fourth quarter 2001 acquisition with the use of a non-recourse mortgage and (ii) depreciation expense of $0.1 million in 2002 due to more depreciable assets owned.

Six months ended June 30, 2002 compared with June 30, 2001

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002, $7.2 million is attributable to rental revenue from Properties purchased in 2001 (primarily the purchase of 23 Properties from Net 1 L.P. and Net 2 L.P. in November 2001) and owned for the entire period in 2002 and a Property purchased in 2002 offset by a reduction in rental revenue from a decrease in overall portfolio occupancy from 99.7% to 98.3% and Property sales. Of the remaining $1.4 million in revenue growth in 2002, $0.9 million was attributable to earnings from non-consolidated entities and $0.5 million was attributable primarily to higher interest earned due to greater cash balances carried. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 7.67% for the six months ended June 30, 2001 to 7.34% for the six months ended June 30, 2002 due to debt refinancings, scheduled principal amortization payments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses increased due to the acquisition of 23 Properties from Net 1 L.P. and Net 2 L.P., however decreased to 5.6% of revenue in 2002 compared with 6.0% in 2001. The increase in property operating expenses increased due to the vacancy of one Property in the third quarter of 2001, which resulted in the Company incurring Property level operating expenses which normally are the responsibility of the tenant, a second Property in which the Company has a level of operating expense responsibility and costs accrued for our Kmart Property. Net income increased in 2002 due to the impact of items discussed above plus $1.1 million in gains on sale of Properties and $0.3 million in extraordinary charges in 2001.

The Company's non-consolidated entities had aggregate net income of $6.6 million in 2002 compared with $4.4 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $3.2 million in 2002 attributable to the acquisition of Properties, the expansion of an existing Property and the joint venturing of a single Property in 2002. In addition, advisory fee income, which includes acquisition and asset management fees, increased by $0.2 million in 2002 due to the timing of transactions which generate acquisition fees and more assets under management. These revenue sources were partly offset by an increase in (i) interest expense of $0.8 million in 2002 due to partially funding a fourth quarter 2001 acquisition with the use of a non-recourse mortgage, (ii) depreciation expense of $0.4 million in 2002 due to more depreciable assets owned and (iii) property operating/general and administrative expenses of $0.2 million in 2002 due to an increase in the asset base.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (9 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($47.5 million as of June 30, 2002 at a weighted average interest rate of 4.73%) and tenant monetary defaults.

Funds From Operations

The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the April 2002 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." The Company included in the 2001 calculation of FFO the dilutive effect of the deemed conversion of its redeemable exchangeable notes which were redeemed in July 2001. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles.

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the six months ended June 30, 2002 and 2001 ($000's):

                                                   2002           2001
                                                 --------       --------
Net income                                       $ 15,840       $  9,668
Add back:
    Depreciation and amortization of real
    estate                                         10,375          8,718
    Extraordinary item                                 --            270
    Minority interest's share of net income         2,804          2,613
    Amortization of leasing commissions               348            383
    Deemed conversion of notes payable                 --          1,000
    Gains on sale                                  (1,134)            --
    Joint venture adjustment-depreciation           2,226          1,919
                                                 --------       --------
        Funds from Operations                    $ 30,459       $ 24,571
                                                 ========       ========

Cash flows from operating activities             $ 26,113       $ 21,172
Cash flows from investing activities                   47         (9,558)
Cash flows from financing activities              (25,135)        (5,471)

For the six months ended June 30, 2002 and 2001, the Company's dividends and distribution FFO payout ratio, on a per share basis, was 69.5% and 69.2% of the Company's Funds From Operations, respectively.



                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)

The Company's exposure to market risk relates to its variable rate debt. As of June 30, 2002 and 2001, the Company's variable rate indebtedness represented 10.8% and 9.5% of total long-term indebtedness, respectively. During the three months ended June 30, 2002 and 2001, this variable rate indebtedness had a weighted average interest rate of 4.64% and 6.87%, respectively, and for the six months ended June 30, 2002 and 2001 the variable rate indebtedness had a weighted average interest rate of 4.53% and 7.21%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended June 30, 2002 and 2001 would have been reduced by approximately $144 and $110, respectively, and for the six months ended June 30, 2002 and 2001 net income would have been reduced by $284 and $240 respectively.

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings - not applicable.

ITEM 2.           Changes in Securities and Use of Proceeds - not applicable.

ITEM 3.           Defaults upon Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

                  At the Company's Annual Meeting of Shareholders held on May 22, 2002, the following action was taken:

                  The shareholders elected the seven individuals nominated to serve as trustees of the Company until the 2003 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The seven individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                                             For           Withheld
                                             ---           --------
                  E. Robert Roskind      22,291,979       1,514,859
                  Richard J. Rouse       22,295,355       1,511,483
                  T. Wilson Eglin        22,283,301       1,523,537
                  Geoffrey Dohrmann      23,420,480         386,358
                  Carl D. Glickman       23,393,809         413,029
                  Jack A. Shaffer        23,395,367         411,471
                  Seth M. Zachary        23,393,372         413,466

                  The shareholders also approved the following other proposal set forth in the Company's Proxy Statement, with the number of votes for, against and abstaining set forth:

                  Proposal 2: To approve the Trust's 2002 Equity - Based Award
                  Plan:

                     For           Against       Abstain
                     ---           -------       -------
                 20,245,153      3,117,317      444,368

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits

                                    99.1 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002 - E.
                                    Robert Roskind

                                    99.2 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002 -
                                    Richard J. Rouse

                                    99.3 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002 -
                                    Patrick Carroll

                           (b) Reports on Form 8-K filed during the quarter ended June 30, 2002.

                                    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Lexington Corporate Properties Trust




Date: August 14, 2002           By:      /s/ E. Robert Roskind
      ---------------------        ---------------------------------------------
                                    E. Robert Roskind
                                    Chairman and Co-Chief Executive Officer


Date: August 14, 2002           By:      /s/ Richard J. Rouse
      ---------------------        ---------------------------------------------
                                    Richard J. Rouse
                                    Vice Chairman and Co-Chief Executive Officer


Date: August 14, 2002           By:      /s/ Patrick Carroll
      ---------------------        ---------------------------------------------
                                    Patrick Carroll
                                    Chief Financial Officer and Treasurer