Form 10-Q
period 2002-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2002-11-13
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

                                 Yes [x] No [ ]


Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 29,919,484 common shares, par value $.0001 per share on November 12, 2002.

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2002 (Unaudited) and December 31, 2001
                 (in thousands, except share and per share data)

                                                                                         September 30,    December 31,
                                                                                             2002             2001
                                                                                             ----             ----
                          ASSETS:
Real estate, at cost                                                                       $ 871,869       $ 830,788
Less: accumulated depreciation and amortization                                              128,567         116,741
                                                                                           ---------       ---------
                                                                                             743,302         714,047

Investment in non-consolidated entities                                                       54,905          48,764
Cash and cash equivalents                                                                     14,472          13,863
Restricted cash                                                                                1,986           1,825
Rent receivable - current                                                                      6,112           1,081
Rent receivable - deferred                                                                    19,400          17,945
Other assets, net                                                                             27,367          24,628
                                                                                           ---------       ---------
                                                                                           $ 867,544       $ 822,153
                                                                                           =========       =========
                          LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                                $ 463,390       $ 445,771
Credit facility borrowings                                                                      --            10,000
Origination fees payable, including accrued interest                                           6,581           6,636
Accounts payable and other liabilities                                                         7,129           6,996
                                                                                           ---------       ---------
                                                                                             477,100         469,403
Minority interests                                                                            57,012          57,859
                                                                                           ---------       ---------
                                                                                             534,112         527,262
                                                                                           ---------       ---------
Commitments and contingencies (Note 9)

Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares.  Class A
Senior Cumulative Convertible Preferred, liquidation preference $25,000;
2,000,000 shares issued and outstanding in 2001                                                 --            24,369
                                                                                           ---------       ---------

Common shares, par value $0.0001 per share; 287,888 shares issued and outstanding,
    liquidation preference $3,886                                                              3,809           3,809
                                                                                           ---------       ---------

Shareholders' equity:
     Common shares, par value $0.0001 per share, authorized 80,000,000 shares,
          29,329,378 and 24,219,409 shares issued and outstanding in 2002 and 2001,
          respectively                                                                             3               2
     Additional paid-in-capital                                                              409,050         342,161
     Deferred compensation                                                                    (1,944)         (1,641)
     Accumulated distributions in excess of net income                                       (75,013)        (71,836)
                                                                                           ---------       ---------
                                                                                             332,096         268,686
     Less:  notes receivable from officers/shareholders                                       (2,473)         (1,973)
                                                                                           ---------       ---------
         Total shareholders' equity                                                          329,623         266,713
                                                                                           ---------       ---------
                                                                                           $ 867,544       $ 822,153
                                                                                           =========       =========


 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three and nine months ended September 30, 2002 and 2001 (Unaudited and in thousands, except share and per share data)

                                                                 Three months ended                   Nine months ended
                                                                    September 30,                        September 30,
                                                              2002               2001                2002               2001
                                                              ----               ----                ----               ----
Revenues:
     Rental                                               $     23,316      $     19,091       $     69,248      $     57,825
     Equity in earnings of non-consolidated entities             1,468               780              3,831             2,196
     Interest and other                                            296               351              1,300               882
                                                          ------------      ------------       ------------      ------------
                                                                25,080            20,222             74,379            60,903
                                                          ------------      ------------       ------------      ------------
Expenses:
     Interest                                                    8,382             7,292             24,718            22,636
     Depreciation and amortization of real estate                5,261             4,731             15,636            13,449
     General and administrative                                  1,360             1,225              4,131             3,682
     Property operating                                            497               436              1,745             1,150
     Amortization of deferred expenses                             481               436              1,427             1,192
                                                          ------------      ------------       ------------      ------------
                                                                15,981            14,120             47,657            42,109
                                                          ------------      ------------       ------------      ------------
Income before gain on sale of properties, minority
   interests and extraordinary item                              9,099             6,102             26,722            18,794
Gain on sale of properties                                          38              --                1,172              --
                                                          ------------      ------------       ------------      ------------
Income before minority interests and extraordinary
   item                                                          9,137             6,102             27,894            18,794
Minority interests                                               1,491             1,181              4,408             3,935
                                                          ------------      ------------       ------------      ------------
Income before extraordinary item                                 7,646             4,921             23,486            14,859
Extraordinary item                                                --              (2,874)              --              (3,144)
                                                          ------------      ------------       ------------      ------------
           Net income                                     $      7,646      $      2,047       $     23,486      $     11,715
                                                          ============      ============       ============      ============

Income per common share-basic:
Income before extraordinary item                          $       0.28      $       0.21       $       0.87      $       0.70
Extraordinary item                                                --               (0.14)              --               (0.17)
                                                          ------------      ------------       ------------      ------------
Net income                                                $       0.28      $       0.07       $       0.87      $       0.53
                                                          ============      ============       ============      ============

Weighted average common shares outstanding                  27,165,248        20,615,907         26,095,976        18,364,342
                                                          ============      ============       ============      ============

Income per common share-diluted:
Income before extraordinary item                          $       0.28      $       0.20       $       0.85      $       0.69
Extraordinary item                                                --               (0.13)              --               (0.17)
                                                          ------------      ------------       ------------      ------------
Net income                                                $       0.28      $       0.07       $       0.85      $       0.52
                                                          ============      ============       ============      ============

Weighted average common shares outstanding                  32,677,901        21,011,999         31,614,492        18,674,703
                                                          ============      ============       ============      ============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2002 and 2001
                          (Unaudited and in thousands)

                                                                     2002           2001
                                                                     ----           ----
Net cash provided by operating activities                          $ 37,793       $ 28,823
                                                                   --------       --------

Cash flows from investing activities:

    Additions to real estate assets                                 (72,662)        (2,101)
    Proceeds from sale of real estate, net                           18,831           --
    Real estate deposits                                               (859)          (833)
    Investment in and advances to non-consolidated entities          (7,201)        (8,752)
    Investment in partnerships                                         --           (1,065)
                                                                   --------       --------
         Net cash used in investing activities                      (61,891)       (12,751)
                                                                   --------       --------

Cash flows from financing activities:

    Dividends to common and preferred shareholders                  (26,663)       (19,870)
    Dividend reinvestment plan proceeds                               3,328          1,781
    Change in credit facility borrowings, net                       (10,000)       (41,821)
    Principal payments on debt, excluding normal amortization          --          (47,196)
    Principal amortization payments                                  (9,608)        (8,397)
    Origination fee amortization payments                              (279)          (279)
    Proceeds of mortgages and notes payable                          37,508         59,244
    Increase in deferred costs                                       (1,228)        (2,194)
    Cash distributions to minority partners                          (4,743)        (4,708)
    Proceeds from the sale of common shares, net                     37,255         62,903
    Repurchase of common shares/units                                  --             (349)
    Increase in escrow deposits                                        (702)          (516)
    Change in restricted cash                                          (161)          (131)
    Penalties paid on early retirement of debt                         --           (3,575)
    Other financing activities, net                                    --               10
                                                                   --------       --------
         Net cash provided by (used in) financing activities         24,707         (5,098)
                                                                   --------       --------

Change in cash and cash equivalents                                     609         10,974
Cash and cash equivalents, at beginning of period                    13,863          4,792
                                                                   --------       --------
    Cash and cash equivalents, at end of period                    $ 14,472       $ 15,766
                                                                   ========       ========




  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002
           (Unaudited and dollars in thousands, except per share data)

(1)   The Company
      -----------

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. As of September 30, 2002, the Company had an ownership interest in 101 properties and managed an additional 2 properties.

      The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

      The unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of the condition and results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

(2)   Summary of Significant Accounting Policies
      ------------------------------------------

      Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II") and Net 3 Acquisition L.P. ("Net 3"). The Company is the sole stockholder of each of the general partner and the majority limited partner of LCIF, LCIF II and Net 3.

      Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, preferred shares, operating partnership units and exchangeable redeemable secured notes. The Company's preferred shares are excluded from the nine months ended September 30, 2002 computation since they are anti-dilutive. The Company's preferred shares, operating partnership units and exchangeable redeemable secured notes are excluded from the 2001 computations since they are anti-dilutive. The Company's preferred shares were converted into common shares in April 2002 and the exchangeable redeemable secured notes were redeemed in July 2001.

      Recently Issued Accounting Standards. The Company's adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," had no impact of the Company's consolidated financial position or results of operations. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4 which required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective January 1, 2003. Had the statement been adopted earlier, the extraordinary item recorded in 2001 would have been eliminated and the charge would have been reflected in interest expense. In July 2002, the FASB issued SFAS No. 146 which requires that exit or disposal costs be recorded when incurred and be measured at fair value. SFAS No. 146 is effective for an exit or disposal activity initiated after December 31, 2002. The Company does not expect that this statement will have any effect on the Company's consolidated results of operations or financial position.

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

      Reclassifications. Certain amounts included in the 2001 financial statements have been reclassified to conform with the 2002 presentation.

(3)   Earnings per Share
      ------------------

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2002 and 2001:

                                                             Three months ended                    Nine months ended
                                                               September 30,                        September 30,
                                                         2002              2001               2002               2001
                                                         ----              ----               ----               ----
 BASIC
 Income before extraordinary item                     $      7,646      $      4,921       $     23,486       $     14,859
 Less preferred dividends                                     --                (672)              (693)            (2,016)
                                                      ------------      ------------       ------------       ------------
 Income attributed to common shareholders
      before extraordinary item                              7,646             4,249             22,793             12,843
 Extraordinary item                                           --              (2,874)              --               (3,144)
                                                      ------------      ------------       ------------       ------------
 Net income attributed to common shareholders         $      7,646      $      1,375       $     22,793       $      9,699
                                                      ============      ============       ============       ============

 Weighted average number of common shares
      outstanding                                       27,165,248        20,615,907         26,095,976         18,364,342
                                                      ============      ============       ============       ============

 Income per common share - basic:

 Income before extraordinary item                     $       0.28      $       0.21       $       0.87       $       0.70
 Extraordinary item                                           --               (0.14)              --                (0.17)
                                                      ------------      ------------       ------------       ------------
 Net income                                           $       0.28      $       0.07       $       0.87       $       0.53
                                                      ============      ============       ============       ============

 DILUTED

 Income attributed to common shareholders
      before extraordinary item - basic               $      7,646      $      4,249       $     22,793       $     12,843
 Add incremental income attributed to assumed
      conversion of dilutive securities                      1,421              --                4,225               --
                                                      ------------      ------------       ------------       ------------
 Income attributed to common shareholders
      before extraordinary item - diluted                    9,067             4,249             27,018             12,843
 Extraordinary item                                           --              (2,874)              --               (3,144)
                                                      ------------      ------------       ------------       ------------
 Net income attributed to common shareholders -
      diluted                                         $      9,067      $      1,375       $     27,018       $      9,699
                                                      ============      ============       ============       ============

 Weighted average number of common shares
      used in calculation of basic earnings per
      share                                             27,165,248        20,615,907         26,095,976         18,364,342
 Add incremental shares representing:
      Shares issuable upon exercise of employee
          share options                                    253,723           396,092            237,387            310,361
      Shares issuable upon conversion of dilutive
          securities                                     5,258,930              --            5,281,129               --
                                                      ------------      ------------       ------------       ------------
 Weighted average number of shares used in
      calculation of diluted earnings per common
      share                                             32,677,901        21,011,999         31,614,492         18,674,703
                                                      ============      ============       ============       ============

 Income per common share-diluted:
 Income before extraordinary item                     $       0.28      $       0.20       $       0.85       $       0.69
 Extraordinary item                                           --               (0.13)              --                (0.17)
                                                      ------------      ------------       ------------       ------------
 Net income                                           $       0.28      $       0.07       $       0.85       $       0.52
                                                      ============      ============       ============       ============

(4)   Investments in Real Estate
      --------------------------

      In March 2002, the Company acquired a property in Lake Forest, California net leased to Apria Healthcare Group, Inc. for a purchase price of $16,970. The lease, which expires in January 2012, provides for annual rental revenues of $1,800. The purchase price was partially funded through an $11,000 non-recourse mortgage which bears interest at 7.26%, provides for annual debt service of $901 and matures February 2012 when a balloon payment of $9,708 is due.

      In August 2002, the Company acquired a property in Valley Forge, Pennsylvania net leased to Quest Diagnostics, Inc. for a purchase price of $19,500. The lease, which expires in April 2011, provides for annual net rent of $2,197. The purchase was partially funded through a $13,378 non-recourse mortgage which bears interest at 7.12%, provides for annual debt service of $1,166 and matures February 2011 when a balloon payment of $10,927 is due.

      In August 2002, the Company acquired a property in Knoxville, Tennessee net leased to AdvancePCS, Inc. for a purchase price of $8,100. The lease, which expires in May 2013, provides for annual net rent of $822. The purchase was partially funded through a $5,330 non-recourse mortgage which bears interest at 5.95%, provides for interest only payments through May 2003, $381 in annual debt service thereafter and matures September 2013 when a balloon payment of $4,488 is due.

      In September 2002, the Company acquired a property in Groveport, Ohio net leased to Anda Pharmaceuticals, Inc. for a purchase price of $11,800. The lease, which expires in April 2012, provides for annual net rent of $1,206. The purchase was partially funded through a $7,800 non-recourse mortgage which bears interest at 6.03%, provides for interest only payments through April 2004, $563 in annual debt service thereafter and matures October 2012 when a balloon payment of $6,860 is due.

      In September 2002, the Company funded $15,026 for the expansion of its property in Lancaster, California net leased to Michaels Stores, Inc., through September 2019. The expansion rent is $1,808 per annum through expiration of the lease.

      During the nine months ended September 30, 2002, the Company sold its properties in Modesto, California, Bessemer, Alabama, Highland Heights, Ohio and Brownsville, Texas for aggregate net proceeds of $14,417 and realized a gain of $1,172. In addition, the Company sold a 77% interest in a property (along with the related non-recourse mortgage) in Florence, South Carolina for net proceeds of $4,414 and deferred a $671 gain on sale since the purchasers can put their interests in the property to the Company for a six month period commencing January 2004 for $4,581.

      The following pro forma operating information for the nine months ended September 30, 2002 and 2001 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2002 and 2001 had been consummated as of January 1, 2001. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2001. Pro forma amounts are as follows:


                                                                  September 30,
                                                                2002         2001
                                                                ----         ----
Revenues                                                      $77,873      $77,088
Income before extraordinary item                              $24,015      $22,359
Net income                                                    $24,015      $19,215

Income before extraordinary item per common share
     Basic                                                    $  0.89      $  0.89
     Diluted                                                  $  0.87      $  0.83

Net income per common share
     Basic                                                    $  0.89      $  0.75
     Diluted                                                  $  0.87      $  0.73

(5)   Investment in Non-Consolidated Entities
      ---------------------------------------

      The Company has investments in four non-consolidated entities. The entities are Lexington Acquiport Company LLC ("LAC"), Lexington Realty Advisors, Inc. ("LRA"), Lexington Florence LLC ("Florence") and Lexington Columbia LLC ("Columbia").

      In August 2002, LAC acquired two properties, in Laurens, South Carolina and Temperance, Michigan, for an aggregate purchase price of $45,279. The properties are net leased to TNT Logistics North America, Inc. through August 2012 for annual net rent of $5,389. The purchases were partially funded through $30,150 non-recourse mortgage notes which bear interest at a fixed annual interest rate of 6.00%, provide for annual debt service of $2,331 and mature September 2012 when a balloon payment of $23,422 is due. The two mortgage notes are not cross collateralized.

      In August 2002, LRA acquired a property in Alberta, Canada for a purchase price of $2,896. The property is net leased to TNT Canada, Inc. through August 2012 for annual net rent of $331. LRA did not incur any property-specific debt in connection with this acquisition.

      The following is a summary of selected balance sheet data and income statement data for the Company's non-consolidated entities:


      SEPTEMBER 30, 2002:
      -------------------

                                                   LAC                LRA             Florence         Columbia
                                                   ---                ---             --------         --------
      Total real estate                           $333,303           $43,467          $15,848           $53,751
      Mortgages payable                            202,468            30,152            9,580            24,691
      Lexington's ownership percentage              33 1/3%               99%           22.73%               40%


      THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:
      -----------------------------------------------

                                  LAC                   LRA                 Florence          Columbia
                                  ---                   ---                 --------          --------
                            2002       2001       2002       2001       2002      2001     2002       2001
                            ----       ----       ----       ----       ----      ----     ----       ----
      Revenues             $ 8,734    $ 7,933    $ 1,610    $   850     $   426    N/A    $ 1,734    $ 1,229
      Expenses               6,076      5,447      1,318      1,062         278    N/A      1,037        793
                           -------    -------    -------    -------     -------           -------    -------
      Net income (loss)    $ 2,658    $ 2,486    $   292    $  (212)    $   148    N/A    $   697    $   436
                           =======    =======    =======    =======     =======           =======    =======


      NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001:
      ----------------------------------------------

                                  LAC                   LRA                  Florence          Columbia
                                  ---                   ---                  --------          --------
                             2002      2001       2002       2001        2002      2001    2002       2001
                             ----      ----       ----       ----        ----      ----    ----       ----
      Revenues            $ 24,522    $ 23,298    $ 4,490    $ 2,571     $ 1,155    N/A    $ 5,202    $ 3,688
      Expenses              17,153      16,895      3,983      2,863         756    N/A      3,124      2,653
                          --------    --------    -------    -------     -------           -------    -------
      Net income (loss)   $  7,369    $  6,403    $   507    $  (292)    $   399    N/A    $ 2,078    $ 1,035
                          ========    ========    =======    =======     =======           =======    =======


(6)   Concentration of Risk
      ---------------------
      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants.

      For the nine months ended September 30, 2002, no single tenant represented greater than 10% of rental revenues, and for the nine months ended September 30, 2001, the following tenants represented greater than 10% of rental revenues:

          Northwest Pipeline Corporation           11%
          Kmart Corporation                        12%

      Both of these tenants are publicly registered companies subject to the Securities Exchange Act of 1934 and accordingly file financial information with the Securities and Exchange Commission.

(7)   Minority Interests
      ------------------
      In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through November 2006.

      As of September 30, 2002, the total number of limited partnership units of LCIF, LCIF II and Net 3 outstanding was 5,258,778. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.32 per unit with a weighted average distribution of $1.17 per unit.

(8)   Related Party Transactions
      --------------------------
      In January 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500. The note provides for forgiveness of the principal balance under certain circumstances.

      In 2001, the Company earned $112 in asset management fees from two partnerships controlled by the Company's Chairman. The Company incurred reimbursable expenses relating to these partnerships of $411.

      In 2002 and 2001, LRA earned fees (acquisition and management fees) from LAC, Florence and Columbia of $1,105 and $643, respectively.

      All related party transactions are approved by the independent members of the Board of Trustees.

(9)   Commitments and Contingencies
      -----------------------------
      The Company has entered into a $4,824 land purchase and development agreement to develop a property in Minneapolis, Minnesota. The Company funded $2,464 in costs through October 31, 2002 and completion of the project is expected in mid 2003. Upon completion, the property will be subject to a lease which will expire 12 years after initial occupancy and provide for estimated annual net rent of 12.24% of total development costs.

      The Company has committed to purchase a property in Fort Mill, South Carolina for $17,933, upon its completion which is expected to occur in December 2002. The property will be subject to a 10 year lease which will provide estimated annual net rent of approximately $2,093. The Company has committed to enter into a mortgage note for $11,656 to partially fund the purchase price. The mortgage will be a 10 year, non-recourse note bearing interest at 6.00%, with annual debt service payments of $839 and a balloon payment of $9,886 at maturity.

      The Company, including its non-consolidated entities, are obligated under certain tenant leases to fund the expansion of the underlying leased properties.

      The Company is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(10)  Supplemental Disclosure of Statement of Cash Flow Information
      -------------------------------------------------------------
      During 2002 and 2001, the Company made interest payments of $24,241 and $22,968, respectively.

      During 2002, the Company sold a property to a newly formed a tenancy-in-common (Florence) with unrelated parties for $4,414 in net proceeds and a deemed capital contribution of $643.

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

      During 2002 and 2001, holders of an aggregate of 49,584 and 412,275 partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $599 and $5,625, respectively.

      During 2001, the Company purchased a property in Winchester, Virginia for $14,400 of which $10,800 was financed by the seller through a purchase money note.

(11)  Shareholders' Equity
      --------------------
      In April 2002, the holder of the Company's 2,000,000 preferred shares converted its interest into 2,000,000 common shares.

      In September 2002, the Company sold 2,400,000 common shares at $15.85 per share raising net proceeds of $36,118.

(12)  Subsequent Events
      -----------------
      In October 2002, the underwriters for the equity offering discussed above exercised their over-allotment option and purchased an additional 290,000 common shares from the Company for net proceeds of $4,390.



                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ------------------------------------------------



Forward-Looking Statements
--------------------------
When used in this Form 10-Q Report, the words "believes," "expects," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are failure of continued qualification as a real estate investment trust, changes in general business and economic conditions, competition, increases in real estate construction costs, changes in interest rates, changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General
-------
The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, acquires, owns and manages net leased commercial properties. The Company believes it has operated as a REIT since October 1993.

As of September 30, 2002, the Company owned (or had interests in) 101 real estate properties and managed 2 additional properties.

Critical Accounting Policies
----------------------------
The Company's accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of the Company's financial condition and results and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" (SFAS No.13). SFAS No.13 requires that revenue be recognized on a straight line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified.

Real Estate. The Company evaluates the carrying value of all real estate held to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Liquidity and Capital Resources
-------------------------------
Real Estate Assets. As of September 30, 2002, the Company's real estate assets were located in 30 states and Canada and contained an aggregate of approximately
19.2 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the property. Approximately 99.1% of square feet is subject to a lease.

During the nine months ended September 30, 2002, the Company purchased seven properties (including those purchased by non-consolidated entities) for $104.5 million and sold four properties and an interest in a fifth property for net cash proceeds of $18.8 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2002, the leases on the consolidated properties generated $69.2 million in revenue compared to $57.8 million during the same period in 2001.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a dividend in respect of the third quarter of 2002, in the amount of $0.33 per share to shareholders of record as of October 31, 2002, which will be paid on November 14, 2002. The Company's annualized dividend rate is currently $1.32 per share.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows which are expected to increase over time due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investments, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion of properties in its portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Board of Trustees considers appropriate.

Cash dividends paid to common shareholders increased to $26.0 million in 2002 compared to $17.9 million in 2001. The Company's dividend and distribution FFO payout ratio on a per share basis for 2002 and 2001, was 69.2% and 71.4%, respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. The Company's two largest tenants, based on a percentage of revenues, pay their rent semi-annually (Kmart Corporation) and quarterly (Northwest Pipeline Corporation). Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

Kmart, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units valued at $18.9 million and paying $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents through September 2002 were $8.4 million ($4.95 per square foot) and increased to $9.4 million on October 1, 2002. Rents are paid semi-annually in arrears in April and October. The property is encumbered by a non-recourse first mortgage, bearing interest at an imputed rate of 7% with an outstanding balance of $27.7 million at September 30, 2002. Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. This property lease provides after debt service cash flow to the Company of $2.2 million through October 2002 and $3.2 million thereafter.

As of September 30, 2002 the Company had $8.9 million in accounts receivable from Kmart (including $2.1 million in straight-line rents and $2.6 million in pre-petition rent). The pre-petition rent would be paid to the Company if and when Kmart affirms the lease on the property as part of its reorganization, and the accrued straight-lined rent would be realized over the remaining lease term. On October 1, 2002, Kmart made its required $4.2 million semi-annual rental payment. Kmart is current with respect to its post-petition rents. There have been no discussions with Kmart with respect to the lease.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $37.8 million and $28.8 million for the nine months ended September 30, 2002 and 2001, respectively.

Net cash used in investing activities totaled $61.9 million and $12.8 million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in investing activities related to investments in real estate properties and non-consolidated entities. Cash provided by investing activities related to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and sales of properties.

Net cash provided by (used in) financing activities totaled $24.7 million and ($5.1) million for the nine months ended September 30, 2002 and 2001, respectively. Cash used in financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from common share offerings and proceeds from mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of September 30, 2002, based on the current $1.32 annualized dividend.

                                                                            Current             Total Current
                                 Total                                     Annualized             Annualized
Redeemable for                   Number             Affiliate               Per Unit             Distribution
Common Shares:                 Of Units               Units               Distribution              ($000)
--------------                 --------               -----               ------------              ------
At any time                    3,500,521             1,401,159               $1.32                  $4,621
At any time                    1,254,152               120,374                1.08                   1,354
At any time                      114,059                52,144                1.12                     128
January 2003                      17,901                    --                  --                      --
December 2003                      1,341                    --                1.32                       2
March 2004                        43,734                    --                0.27                      12
March 2004                        19,510                    --                  --                      --
November 2004                     24,552                 2,856                  --                      --
March 2005                        29,384                    --                  --                      --
January 2006                     171,168                   416                  --                      --
February 2006                     28,230                 1,743                  --                      --
May 2006                           9,368                   --                 0.29                       3
November 2006                     44,858                44,858                1.32                      59
                             -----------           -----------                ----                    -----
                               5,258,778             1,623,550               $1.17                   $6,179
                             ===========           ===========               =====                   ======


Financing
---------

Revolving Credit Facility. The Company's $60.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of properties free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt and net worth maintenance provisions. As of September 30, 2002 the Company is in compliance with all covenants, there are no borrowings outstanding on the facility and $55.8 million is available to be borrowed due to $4.2 million in letters of credit outstanding.

Financing Transactions. During the nine months ending September 30, 2002 the Company, including its non-consolidated entities, completed the following financing transactions:

      - Obtained a $11.0 million non-recourse mortgage on its Lake Forest, California property. The mortgage note bears interest at 7.26%, provides for annual debt service payments of $0.9 million and matures in February 2012 when a balloon payment of $9.7 million is due.

      - Obtained a $13.4 million non-recourse mortgage on its Valley Forge, Pennsylvania property. The mortgage note bears interest at 7.12%, provides for annual debt service payments of $1.2 million and matures in February 2011 when a balloon payment of $10.9 million is due.

      - Obtained a $5.3 million non-recourse mortgage on its Knoxville, Tennessee property. The mortgage note bears interest at 5.95%, provides for interest only payments through May 2003, annual debt service payments of $0.4 million thereafter and matures in September 2013 when a balloon payment of $4.5 million is due.

      - Obtained a $7.8 million non-recourse mortgage on its Groveport, Ohio property. The mortgage note bears interest at 6.03%, provides for interest only payments through April 2004, annual debt service payments of $0.6 million thereafter and matures in October 2012 when a balloon payment of $6.9 million is due.

      - Obtained a $18.1 million non-recourse mortgage on its Laurens, South Carolina property. The mortgage note bears interest at 6.00%, provides for annual debt service payments of $1.4 million and matures in September 2012 when a balloon payment of $14.0 million is due.

      - Obtained a $12.1 million non-recourse mortgage on its Temperance, Michigan property. The mortgage note bears interest at 6.00%, provides for annual debt service payments of $0.9 million and matures in September 2012 when a balloon payment of $9.4 million is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 2002, a total of 66 of the Company's 85 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $450.9 million. The weighted average interest rate on the Company's consolidated debt on such date was approximately 7.28%. The scheduled principal amortization payments for the remainder of 2002 and for 2003, 2004, 2005 and 2006 are $4.8 million, $15.6 million, $16.6 million, $16.2 million and $14.4 million, respectively. The scheduled balloon payments for the remainder of 2002 and for 2003, 2004, 2005 and 2006 are $0, $0, $17.1 million, $80.9 million and $0, respectively.

Lease Obligations. Since the Company's tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For four of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy of a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

Results of Operations
---------------------

Three months ended September 30, 2002 compared with September 30, 2001
----------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002, $4.2 million is attributable to rental revenue which resulted from properties purchased in 2001 (primarily the purchase of 23 properties from Net 1 L.P. and Net 2 L.P in November 2001) and owned for the entire quarter in 2002 and properties purchased in 2002 offset by a reduction in rental revenue from a decrease in overall portfolio occupancy from 99.7% to 99.1% and property sales. The remaining $0.7 million in revenue growth in 2002 was attributable to an increase in earnings from non-consolidated entities. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 7.60% for the three months ended September 30, 2001 to 7.31% for the three months ended September 30, 2002 due to scheduled principal amortization payments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses increased due to the acquisition of the 23 properties from Net 1 L.P. and Net 2 L.P., however decreased to 5.4% of revenue in 2002 from 6.1% in 2001. The increase in property operating expenses is due to the vacancy of one property in the third quarter of 2001, which resulted in the Company incurring property level operating expenses which normally are the responsibility of the tenant, and two properties in which the Company has a level of operating expense responsibility. Net income increased in 2002 due to the impact of items discussed above coupled with an extraordinary charge in 2001 from penalties incurred due to debt repayment.

The Company's non-consolidated entities had aggregate net income of $3.8 million in the third quarter 2002 compared with $2.7 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $2.3 million in 2002 attributable to the acquisition of properties in August 2002, May and December 2001, the expansion of an existing property in the fourth quarter of 2001 and the joint venturing of a single property in 2002. In addition, advisory fee income, which includes acquisition and asset management fees, increased by $0.2 million in 2002 due to the timing of transactions which generate acquisition fees coupled with more assets under management. These revenue sources were partly offset by an increase in (i) interest expense of $0.8 million in 2002 due to partially funding third quarter 2002 and fourth quarter 2001 acquisitions with the use of non-recourse mortgage debt and (ii) depreciation expense of $0.6 million in 2002 due to more depreciable assets owned.

Nine months ended September 30, 2002 compared with September 30, 2001
---------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002, $11.4 million is attributable to rental revenue from properties purchased in 2001 (primarily the purchase of 23 properties from Net 1 L.P. and Net 2 L.P. in November 2001) and owned for the entire period in 2002 and properties purchased in 2002 offset by a reduction in rental revenue from a decrease in overall portfolio occupancy from 99.7% to 99.1% and property sales. Of the remaining $2.1 million in revenue growth in 2002, $1.6 million was attributable to an increase in earnings from non-consolidated entities and $0.5 million was attributable primarily to higher interest earned due to greater cash balances carried. The increase in interest expense due to the growth of the Company's portfolio has been offset by a reduction in the weighted average interest rate from 7.54% for the nine months ended September 30, 2001 to 7.28% for the nine months ended September 30, 2002 due to debt refinancings, scheduled principal amortization payments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses increased due to the acquisition of 23 properties from Net 1 L.P. and Net 2 L.P., however decreased to 5.6% of revenue in 2002 compared with 6.0% in 2001. The increase in property operating expenses increased due to the vacancy of one property in the third quarter of 2001, which resulted in the Company incurring property level operating expenses which normally are the responsibility of the tenant, two properties in which the Company has a level of operating expense responsibility and costs accrued for our Kmart property. Net income increased in 2002 due to the impact of items discussed above plus $1.2 million in gains on sale of properties and $3.1 million in extraordinary charges in 2001.

The Company's non-consolidated entities had aggregate net income of $10.4 million in 2002 compared with $7.1 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $5.5 million in 2002 attributable to the acquisition of properties, the expansion of an existing property and the joint venturing of a single property in 2002. In addition, advisory fee income, which includes acquisition and asset management fees, increased by $0.4 million in 2002 due to the timing of transactions which generate acquisition fees and more assets under management. These revenue sources were partly offset by an increase in (i) interest expense of $1.7 million in 2002 due to partially funding third quarter 2002 and fourth quarter 2001 acquisitions with the use of non-recourse mortgage debt, and (ii) depreciation expense of $1.1 million in 2002 due to more depreciable assets owned.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (9 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($47.4 million as of September 30, 2002 at a weighted average interest rate of 4.67%) and tenant monetary defaults.

Funds From Operations
---------------------

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

The following table reflects the calculation of the Company's FFO and cash flow activities for the nine months ended September 30, 2002 and 2001 ($000's):


                                                         2002            2001
                                                         ----            ----
  Net income                                            $ 23,486       $ 11,715
  Add back:
      Depreciation and amortization of real estate        15,636         13,449
      Extraordinary item                                    --            3,144
      Minority interest's share of net income              4,225          3,817
      Amortization of leasing commissions                    522            574
      Deemed conversion of notes payable                    --            1,000
      Gains on sale of properties                         (1,172)          --
      Joint venture adjustment                             3,399          2,772
                                                        --------       --------
          Funds From Operations                         $ 46,096       $ 36,471
                                                        ========       ========

  Cash flows from operating activities                  $ 37,793       $ 28,823
  Cash flows from investing activities                   (61,891)       (12,751)
  Cash flows from financing activities                    24,707         (5,098)


For the nine months ended September 30, 2002 and 2001, the Company's dividends and distribution FFO payout ratio, on a per share basis, was 69.2% and 71.4%, respectively, of the Company's FFO.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------

The Company's exposure to market risk relates to its variable rate debt. As of September 30, 2002 and 2001, the Company's variable rate indebtedness represented 10.2% and 10.9% of total long-term indebtedness, respectively. During the three months ended September 30, 2002 and 2001, this variable rate indebtedness had a weighted average interest rate of 4.61% and 6.67%, respectively, and for the nine months ended September 30, 2002 and 2001 the variable rate indebtedness had a weighted average interest rate of 4.04% and 7.14%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended September 30, 2002 and 2001 would have been reduced by approximately $237 and $104, respectively, and for the nine months ended September 30, 2002 and 2001 net income would have been reduced by $519 and $344, respectively.

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out within 90 days prior to the filing of this quarterly report. This evaluation was made under the supervision and with the participation of the Company's management, including its Co-Chief Executive Officers and its Chief Financial Officer. Based upon this evaluation, the company's Co-Chief Executive Officers and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Co-Chief Executive Officers and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls
----------------------------

There have been no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings - not applicable.

ITEM 2.  Changes in Securities and Use of Proceeds- not applicable.

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

            (a)   Exhibits

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - E. Robert Roskind

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Richard J. Rouse

                  99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Patrick Carroll

            (b) Reports on Form 8-K filed during the quarter ended September 30, 2002.

                  (i)   Form 8-K dated September 16, 2002, filed September 16,
                        2002.

                        Reported information regarding recent acquisitions and dispositions of properties, and filed the following pro forma financial information:

                        Pro Forma Condensed Consolidated Balance Sheet as of June 30, 2002.

                        Pro Forma Condensed Consolidated Statements of Income for the Year Ended December 31, 2001 and the Six Months Ended June 30, 2002.

                        Notes to Pro Forma Condensed Consolidated Financial Statements.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Lexington Corporate Properties Trust

Date: November 13, 2002                        By:      /s/ E. Robert Roskind
      ----------------------------------          -----------------------------------------------
                                                    E. Robert Roskind
                                                    Chairman and Co-Chief Executive Officer

Date: November 13, 2002                        By:      /s/ Richard J. Rouse
      ----------------------------------          -----------------------------------------------
                                                   Richard J. Rouse
                                                   Vice Chairman and Co-Chief Executive Officer


Date: November 13, 2002                        By:      /s/ Patrick Carroll
      ----------------------------------          -----------------------------------------------
                                                    Patrick Carroll
                                                    Chief Financial Officer and Treasurer

                                  CERTIFICATION
                                  -------------

I, E. Robert Roskind, Co-Chief Executive Officer of Lexington Corporate Properties Trust (the "Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of Company's board of trustees (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ E. Robert Roskind
------------------------------------
E. Robert Roskind
Co-Chief Executive Officer
November 13, 2002

                                  CERTIFICATION
                                  -------------

I, Richard J. Rouse, Co-Chief Executive Officer of Lexington Corporate Properties Trust (the "Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of Company's board of trustees (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Richard J. Rouse
------------------------------------
Richard J. Rouse
Co-Chief Executive Officer
November 13, 2002

                                  CERTIFICATION
                                  -------------

I, Patrick Carroll, Chief Financial Officer of Lexington Corporate Properties Trust (the "Company"), certify that:

1.       I have reviewed this quarterly report on Form 10-Q of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the Audit Committee of Company's board of trustees (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patrick Carroll
---------------------------
Patrick Carroll
Chief Financial Officer
November 13, 2002