Form 10-K
period 2002-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2003-03-24
CIK 910108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).   Yes [X]  No [ ]

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 28, 2002, which was the last business day of the Registrant's most recently completed second fiscal quarter, was $426,103,046, based on the closing price of common shares as of that date, which was $16.50 per share.

     Number of common shares outstanding as of March 20, 2003 was 30,438,278.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for Registrant's 2003 Annual Meeting of Shareholders is incorporated herein by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

CAUTIONARY STATEMENTS CONCERNING FORWARD-LOOKING STATEMENTS

     Certain information included or incorporated by reference in this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," or the negative of these words or other similar words or terms. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically, adverse developments with respect to our tenants, legislative/regulatory changes including changes to laws governing the taxation of REITs, availability of debt and equity capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained or incorporated by reference in this Annual Report on Form 10-K.

     We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed or incorporated by reference in this Annual Report on Form 10-K may not occur and our actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

     Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. The Company's predecessor was organized in October 1993 and merged into the Company on December 31, 1997.

     The Company's Internet address is www.lxp.com. The Company makes available free of charge through its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such materials with the Securities and Exchange Commission.

     As of December 31, 2002, the Company's real property portfolio consisted of 103 properties or interests therein located in thirty states and Canada, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 19.6 million net rentable square feet of space. In addition, Lexington Realty Advisors, Inc. ("LRA") manages 2 properties for a third party. The Company's properties are generally subject to triple net leases, which are characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance. Of the Company's 103 properties, four provide for operating expense stops, one is subject to a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter. As of December 31, 2002, 99.2% of net rentable square feet were subject to a lease.

     The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. As of December 31, 2002, the ten largest tenants/guarantors, which occupy 24 properties, represented 40.7% of trailing twelve month rent, including the Company's proportionate share of non-consolidated investments and rental revenue from properties sold through date of sale.

                                                       NUMBER OF
TENANT (GUARANTOR)                                     PROPERTIES       PROPERTY TYPE
------------------                                     ----------   ---------------------
Kmart Corporation...................................        1       Industrial
Northwest Pipeline Corp.............................        1       Office
Exel Logistics, Inc. (NFC plc)......................        4       Industrial
Honeywell, Inc......................................        3       Office
Circuit City Stores, Inc............................        4       Office (1)/Retail (3)
Vartec Telecom, Inc.................................        1       Office
Owens Corning.......................................        3       Industrial
Bally Total Fitness Corp............................        5       Retail
Aventis Pharmaceuticals, Inc........................        1       Office
Blue Cross Blue Shield of South Carolina Inc........        1       Office
                                                          ---
                                                           24
                                                          ===

     Kmart Corporation ("Kmart"), the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units of $18.9 million and paying $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $9.4 million. Rents are paid semi-annually in arrears. The property is encumbered by a non-recourse first mortgage, bearing imputed interest at 7% per annum with an outstanding balance of $25.6 million at December 31, 2002. Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. Accordingly, this property currently provides an annual after debt service cash flow to the Company of $3.2 million.

     As of December 31, 2002 the Company had $7.3 million in accounts receivable from Kmart (including $2.0 million in straight-line rental revenue in excess of cash rents collected and $2.6 million in pre-petition rent). Kmart is current in its rental obligation to the Company since filing for bankruptcy and the next rental payment is due April 1, 2003.

     As of December 31, 2001 and 2000 the ten largest tenants/guarantors represented 47.0% and 51.4% of trailing twelve month rent, respectively, including the Company's proportionate share of non-consolidated investments and rental revenue from properties sold through date of sale. In 2002, no tenant represented greater than 10% of rental income. In 2001 and 2000 Northwest Pipeline Corp. and Kmart Corporation each represented 11% of rental income.

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

     Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. Since February 1994, the Company has entered into lease extensions of three years or more on 24 of its properties. During 2002, the Company entered into 4 lease extensions for properties with leases scheduled to expire in 2002 (two leases), 2010 (one) and 2013 (one) for an average of 6.1 years and a 3.6% increase over the then average rental revenues.

     As of December 31, 2002, the scheduled lease maturities for each of the next five years are as follows:

                                             NUMBER                       2002          % OF
YEAR ENDED                                     OF         SQUARE         REVENUE        2002
DECEMBER 31,                                 LEASES       FOOTAGE       ($000'S)       REVENUE
------------                                ---------    ---------    -------------    -------
  2003....................................      1          179,280       $ 1,900         1.9%
  2004....................................      1           27,360           337         0.3
  2005....................................      7          956,408         7,311         7.3
  2006....................................     14        1,961,907        12,239        12.2
  2007....................................     11        2,602,614        18,057        17.9
                                               --        ---------       -------        ----
                                               34        5,727,569       $39,844        39.6%
                                               ==        =========       =======        ====

     Revenue Enhancing Property Expansions. The Company undertakes expansions of its properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities. During 2002, the Company expanded its property in Lancaster, California net leased to Michaels Stores, Inc. The expansion, which cost $15.2 million is leased to the tenant through September 2019 at annual rent of $1.8 million. In addition, the lease on the existing building, which was scheduled to expire in June 2013, has been extended so that it is co-terminus with lease on the expansion.

  Acquisition Strategies

     The Company seeks to enhance its net lease property portfolio through acquisitions of general purpose, efficient, well-located properties in growing markets. Management has diversified the Company's portfolio by geographical location, tenant industry segment, lease term expiration and property type. Management believes that such diversification should help insulate the Company from regional recession, industry specific downturns and price fluctuations by property type. Prior to effecting any acquisitions, management analyzes the (i) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (ii) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (iii) present and anticipated conditions in the local real estate market; and (iv) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. Management also evaluates each potential tenant's financial strength, growth prospects, competitive position within its respective industry and a property's strategic location and function within a tenant's operations or distribution systems. Management believes that its comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by the Company.

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

     Joint Venture Co-Investments. In 1999, the Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("CRF"). The joint venture entity, Lexington Acquiport Company, LLC ("LAC"), acquires high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and CRF committed to make equity contributions to LAC of up to $50 million and $100 million, respectively, of which $127.6 million has been funded as of December 31, 2002. In addition, LAC finances a portion of acquisition costs through the use of non-recourse mortgages. During 2002, LAC made two acquisitions, for $46.0 million (including closing costs), of which $30.2 million was funded through non-recourse mortgages, maturing in 2012. As of December 31, 2002, LAC had ownership interest in 9 properties.

     The property leases, which expire at various dates ranging from 2009 to 2012, provide for current annual net cash rent of approximately $29.7 million. LAC also has an investment, an $11.0 million participating note, which was used to partially fund the purchase of a 327,325 square foot office property in Texas for $34.8 million. As of December 31, 2002, LAC has made investments totaling $330.8 million.

     LRA has a management agreement with LAC whereby LRA will perform certain services for a fee relating to the acquisition (75 basis points of cost) and management (200 basis points of rent collected annually) of the LAC investments. During 2002 and 2001, LRA earned asset management fees of $0.7 million and $0.6 million relating to this management agreement. In 2002, LRA earned $0.2 million in acquisition fees.

     In December 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC. The Company and CRF have committed to fund an additional $50 million and $150 million, respectively, to purchase up to $560 million in single tenant net lease office and industrial properties. LRA, in addition to earning fees as discussed above, earns 50 basis points for all mortgage debt directly placed. No investments have been made under this program.

     In 1999, the Company also formed a joint venture to own a property net leased to Blue Cross Blue Shield of South Carolina. The Company has a 40% interest in the joint venture and LRA entered into a management agreement with similar terms as the management agreement with LAC. During each of 2002 and 2001, LRA earned fees of $0.1 million relating to this management contract.

     In January 2002, the Company sold a 77.3% interest in its Florence, South Carolina ("Florence") property net leased to Washington Mutual Home Loans, Inc., along with the proportionate share of mortgage debt for $4.6 million in proceeds. The third party purchasers have the right for six months commencing 24 months after the sale to put their interest back to the Company for operating partnership units in LCIF, valued at $4.6 million. The number of operating partnership units issued will be based upon 95% of the average closing price of the Company's common shares for the 20 trading days preceding conversion date with a minimum conversion price of $13.92 and maximum conversion price of $15.82 per operating partnership unit. The operating partnership units will have the same distribution rate as the common shares. LRA provides management services to Florence for a fee of 3.5% of rents and earned $0.1 million in 2002.

     Advisory Contracts. In 2000 LRA entered into an advisory and asset management agreement to invest and manage $50 million of equity on behalf of a private investment fund. The investment program could, depending on leverage utilized, acquire up to $140 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the private investment fund. The fund made no purchases in 2002 and LRA earned $0.1 million in asset management fees. During 2001 this fund purchased $25.4 million in properties, and LRA earned $0.3 million in acquisition and asset management fees.

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

     Lexington Realty Advisors, Inc. In addition to its management and advisory business, LRA acquires properties for its own account with the intent to sell them when market conditions warrant. During 2002 and 2001 LRA purchased one property and two properties, respectively, for $2.9 million and $31.5 million, respectively. Although the intent of LRA is to sell its properties when an appropriate offer is received, LRA only acquires net leased properties that it believes will meet its current and total return requirements if held for the long-term. LRA has not sold any properties purchased. See Note 5 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding LRA.

     Competition. Through our predecessor entities the Company has been in the net lease business for 29 years and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. In addition, management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources, that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties. Due to the Company's focus on net lease properties located throughout the United States, the Company does not encounter the same competitors in each region of the United States since most competitors are locally and/or regionally focused. The Company's competitors include other REITs, pension funds, private companies and individuals.

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

  Access to Capital and Refinancing Existing Indebtedness

     During 2002, the Company completed a 2.7 million common share offering at $15.85 per share raising $40.5 million of net proceeds. The proceeds were used to repay debt and fund acquisitions.

     As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 7.83% as of December 31, 2000 to approximately 6.95% as of December 31, 2002. Scheduled balloon payments (excluding amounts owed under corporate level debt agreements which total $31.0 million due in 2004 and $12.5 million due in 2007) over the next five years are as follows ($000's):

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                           BALLOON AMOUNTS    INTEREST RATE
                                                           ---------------    -------------
2003.....................................................      $    --              --
2004.....................................................       14,356           4.41%
2005.....................................................       76,558           7.18%
2006.....................................................           --              --
2007.....................................................           --              --
                                                               -------            ----
                                                               $90,914           6.74%
                                                               =======            ====

     During 2002, the Company, including its non-consolidated entities, obtained $79.4 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 6.36%. The proceeds of the financings were used to partially fund acquisitions.

     The Company's variable rate unsecured credit facility bears interest at 150-250 basis points over the Company's option of 1, 3 or 6 month LIBOR, depending on the amount of properties the Company owns free and clear of mortgage debt, and is scheduled to mature in March 2004. As of December 31, 2002, $31.0 million outstanding under this facility bore interest at a rate of 3.20%.

     Common Share Repurchase. The Company's Board of Trustees authorized the repurchase of up to 2.0 million common shares and/or operating partnership units. As of December 31, 2002, the Company has repurchased approximately 1.4 million common shares/units at an average price of $10.55 per share/unit. The Company did not repurchase any common shares or units in 2002.

     Employees.  As of December 31, 2002, the Company had thirty employees.

     Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real properties.

ITEM 2.  PROPERTIES

  Real Estate Portfolio

     As of December 31, 2002, the Company owned or had interests in approximately 19.6 million square feet of rentable space in 103 office, industrial and retail properties. As of December 31, 2002, the Company's properties were 99.2% leased based upon net rentable square feet. As of December 31, 2002, the number, percentage of trailing 12 month rental revenue (including rental revenue from properties sold through date of sale and the Company's proportionate share of non-consolidated entities) and square footage mix of the Company's portfolio is as follows:

                                                                                 SQUARE
                                                              NUMBER    RENT     FOOTAGE
                                                              ------   -------   -------
Office......................................................    39       55.6%     33.0%
Industrial..................................................    35       32.4%     57.3%
Retail......................................................    29       12.0%      9.7%
                                                               ---      -----     -----
                                                               103      100.0%    100.0%
                                                               ===      =====     =====

     The Company's properties are generally subject to triple net leases; however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the properties. Two of the Company's properties in Florida (Palm Beach Gardens and Lake Mary), one in Fishers, Indiana, one in Valley Forge, Pennsylvania and one in Fort Mill, South Carolina are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. In addition, the Company is responsible for real estate taxes for its property in Westmont, Illinois for 2003 and the tenant is responsible thereafter. The Lake Mary and Fishers properties are owned by LAC. The Company is responsible for all operating expenses of any vacant properties.

     The Company's tenants represent a variety of industries including general retailing, finance and insurance, energy, transportation and logistics, technology, telecommunications and defense. For the year ended December 31, 2002 revenues, including revenues earned by non-consolidated entities and rental revenue recognized on properties sold through date of sale, were earned from 73 tenants in 20 different industries.

     Tenant Leases. A substantial portion of the Company's income consists of base rent under long-term leases. As of December 31, 2002, the weighted average remaining term under the Company's leases is approximately 7.1 years. Of the 103 current leases, 62 contain scheduled rent increases, 7 contain an increase based upon the Consumer Price Index, 3 contain fixed step down provisions, 31 are flat throughout the remaining lease term and 3 retail leases (which also are flat throughout the remaining lease term) contain a percentage rent clause.

     Ground Leases. The Company has 9 properties accounting for $15.2 million of rental revenue that are subject to long term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the landowner are passed on to the Company's tenant. At the end of these long-term ground leases, unless extended, the land together with all improvements thereon revert to the landowner. These ground leases, including renewal options, expire at various dates from 2028 through 2072.

     The contractual rents due under these ground leases for each of the next five years and thereafter (excluding renewal options) is as follows:

                                                                 RENTAL
YEAR ENDING                                                     PAYMENTS
DECEMBER 31,                                                    ($000'S)
------------                                                    --------
2003........................................................    $   898
2004........................................................        898
2005........................................................        898
2006........................................................        898
2007........................................................        898
Thereafter..................................................      8,071
                                                                -------
                                                                $12,561
                                                                =======

TABLE REGARDING REAL ESTATE HOLDINGS

     The table on the following pages sets forth certain information relating to the Company's real property portfolio, including non-consolidated properties, as of December 31, 2002. All the properties listed have been fully leased by tenants for the last five years, or since the date of purchase by the Company or its non-consolidated entities if less than five years, with the exception of the Memphis, Tennessee and Columbia, Maryland properties. During the last five years the Memphis property was not leased from February 1998 to October 1999 and the Columbia, Maryland property has not been leased since September 2001, however, a lease for 17,100 square feet out of a total of 65,200 square feet has been executed on this property effective April 1, 2003. ($000's except per square foot data).

                      LEXINGTON CORPORATE PROPERTIES TRUST
                                 PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
OFFICE
3615 North 27th Avenue            Bank One, Arizona, N.A.     1960 & 1979       10.26      179,280       11/30/88 - 11/30/03
Phoenix, AZ                                                                                          12/01/98 - 11/30/03: $10.60

183 Plains Road                 IKON Office Solutions, Inc.      1994            3.01       27,360       12/23/94 - 12/31/04
Milford, CT                                                                                          01/01/00 - 12/31/04: $12.31

13430 N. Black Canyon Freeway       Bull HN Information       1985 & 1994       13.37      137,058       10/11/94 - 10/10/05
Phoenix, AZ                            Systems, Inc.                                                  10/11/02 - 10/10/03: $8.10
                                                                                                      10/11/03 - 10/10/04: $8.30
                                                                                                      10/11/04 - 10/10/05: $8.50

1301 California Circle          Artesyn North America, Inc.      1985            6.34      100,026       12/10/85 - 12/09/05
Milpitas, CA                       (Balfour Beatty plc.)                                             12/01/00 - 05/31/03: $25.56
                                                                                                     06/01/03 - 12/09/05: $28.92

200 Executive Boulevard South   Hartford Fire Insurance Co.      1983           12.40      153,364       09/01/91 - 12/31/05
Southington, CT                                                                                      01/01/95 - 12/31/05: $14.12

19019 No. 59th Avenue                 Honeywell, Inc.            1985           51.79      252,300       07/16/86 - 07/15/06
Glendale, AZ                                                                                          07/16/01 - 07/15/06: $8.00

401 Elm Street                  Lockheed Martin Corporation   1960 & 1988       36.94      126,000       07/22/97 - 12/17/06
Marlborough, MA                      (Honeywell, Inc.)                                               12/18/01 - 12/17/06: $14.84
                                                                                                          75% of cumulative
                                                                                                           increase in CPI

12000 Tech Center Drive            Kelsey-Hayes Company       1987 & 1988        5.72       80,230       05/01/97 - 04/30/07
Livonia, MI                                                                                           05/01/02 - 04/30/05: $8.75
                                                                                                      05/01/05 - 04/30/07: $9.25

2300 Litton Lane                    Fidelity Corporate           1987           24.00       81,744       07/01/96 - 04/30/07
Hebron, KY                         Real Estate, LLC (2)                                              05/01/02 - 04/30/07: $11.00

2211 South 47th Street                  Avnet, Inc.              1997           11.33      176,402       11/15/97 - 11/14/07
Phoenix, AZ                                                                                          11/15/00 - 11/14/03: $13.24
                                                                                                     11/15/03 - 11/14/06: $14.47
                                                                                                     11/15/06 - 11/14/07: $15.81

                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
OFFICE
3615 North 27th Avenue             12/01/03 - 11/30/08: FMV      $1,742      $  1,742        $   241
Phoenix, AZ
183 Plains Road                  01/01/05 - 12/31/09: $13.54     $  337      $    337        $    44
Milford, CT
13430 N. Black Canyon Freeway                None                $1,077      $  1,086        $   283
Phoenix, AZ
1301 California Circle             12/10/05 - 12/09/10: FMV      $2,756      $  2,548        $   135
Milpitas, CA                       12/10/10 - 12/09/15: FMV
                                   12/10/15 - 12/09/20: FMV
                                   12/10/20 - 12/09/25: FMV
                                   12/10/25 - 12/09/30: FMV
                                   12/10/30 - 12/09/35: FMV
                                   12/10/35 - 12/09/40: FMV
                                   12/10/40 - 12/09/45: FMV
                                   12/10/45 - 12/09/50: FMV
200 Executive Boulevard South      01/01/06 - 12/31/11: FMV      $2,166      $  2,158        $   326
Southington, CT
19019 No. 59th Avenue              07/16/06 - 07/15/11: FMV      $2,002      $  1,995        $   405
Glendale, AZ                       07/16/11 - 07/15/16: FMV
401 Elm Street                       12/18/06 - 12/17/11:        $1,870      $  1,870        $   147
Marlborough, MA                      12/18/11 - 12/17/16:
                                     12/18/16 - 12/17/21:
                                     12/18/21 - 12/17/26:
                                     12/18/26 - 12/17/31:
                                     12/18/31 - 12/17/36:
                                Rent for each renewal term is
                               equal to prior term's rent plus
                                    75% of increase in CPI
12000 Tech Center Drive            05/01/07 - 04/30/12: FMV      $  702      $    679        $    95
Livonia, MI                        05/01/12 - 04/30/17: FMV
2300 Litton Lane                 05/01/07 - 04/30/12: $12.65     $  899      $    965        $    80
Hebron, KY                       05/01/12 - 04/30/17: $15.18
2211 South 47th Street         11/15/07 - 11/14/12: 95% of FMV   $2,362      $  2,468        $     9
Phoenix, AZ                    11/15/12 - 11/14/16: 95% of FMV

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
160 Clairemont Avenue              Allied Holdings, Inc.         1983            2.98      112,248       01/01/98 - 12/31/07
Decatur, GA                                                                                          01/01/03 - 12/31/03: $13.77
                                                                                                     01/01/04 - 12/31/04: $14.15
                                                                                                     01/01/05 - 12/31/05: $14.54
                                                                                                     01/01/06 - 12/31/06: $14.94
                                                                                                     01/01/07 - 12/31/07: $15.35

13651 McLearen Road                Boeing North American         1987           10.39      159,664       05/31/99 - 05/30/08
Herndon, VA                           Services, Inc.                                                 05/31/02 - 05/30/03: $15.89
                                                                                                     05/31/03 - 05/30/04: $16.28
                                                                                                     05/31/04 - 05/30/05: $16.69
                                                                                                     05/31/05 - 05/30/06: $17.11
                                                                                                     05/31/06 - 05/30/07: $17.54
                                                                                                     05/31/07 - 05/30/08: $17.98

9275 SW Peyton Lane               Hollywood Entertainment     1980 & 1998        8.72      122,853       09/29/98 - 11/30/08
Wilsonville, OR                         Corporation                                                  02/01/02 - 12/31/05: $11.95
                                                                                                     01/01/06 - 11/30/08: $13.25

295 Chipeta Way                  Northwest Pipeline Corp.        1982           19.79      295,000       10/01/82 - 09/30/09
Salt Lake City, UT                          (1)                                                      10/01/97 - 09/30/05: $29.06
                                                                                                     10/01/05 - 09/30/09: $20.74
                                                                                                     subject to a CPI adjustment
                                                                                                       on a portion of the rent

400 Butler Farm Road             Nextel Communications of        1999           14.34      100,632       03/20/00 - 12/31/09
Hampton, VA                       the Mid-Atlantic, Inc.                                             01/01/03 - 12/31/03: $12.31
                                                                                                     01/01/04 - 12/31/04: $12.56
                                                                                                     01/01/05 - 12/31/05: $12.81
                                                                                                     01/01/06 - 12/31/06: $13.07
                                                                                                     01/01/07 - 12/31/07: $13.33
                                                                                                     01/01/08 - 12/31/08: $13.60
                                                                                                     01/01/09 - 12/31/09: $13.87

16275 Technology Drive                  Cymer, Inc.              1989            2.73       65,755       06/01/96 - 01/01/10
San Diego, CA                        (Hewlett Packard)                                               06/01/01 - 05/31/03: $12.42
                                                                                                     06/01/03 - 05/31/05: $13.04
                                                                                                     06/01/05 - 05/31/07: $13.69
                                                                                                     06/01/07 - 01/01/10: $14.37

421 Butler Farm Road             Nextel Communications of        2000            7.81       56,515       01/15/00 - 01/14/10
Hampton, VA                       the Mid-Atlantic, Inc.                                             01/15/02 - 01/14/03: $12.07
                                                                                                     01/15/03 - 01/14/04: $12.31
                                                                                                     01/15/04 - 01/14/05: $12.56
                                                                                                     01/15/05 - 01/14/06: $12.81
                                                                                                     01/15/06 - 01/14/07: $13.07
                                                                                                     01/15/07 - 01/14/08: $13.33
                                                                                                     01/15/08 - 01/14/09: $13.60
                                                                                                     01/15/09 - 01/14/10: $13.87

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
160 Clairemont Avenue              01/01/08 - 12/31/13: FMV      $1,546      $  1,530        $   177
Decatur, GA                        01/01/14 - 12/31/19: FMV
13651 McLearen Road            05/31/08 - 05/30/13: 90% of FMV   $2,574      $  2,493        $   135
Herndon, VA                    05/31/13 - 05/30/18: 90% of FMV
9275 SW Peyton Lane            12/1/08 - 11/30/13: rent during   $1,468      $  1,531        $    87
Wilsonville, OR                 prior 40 months, increased by
                                increase in CPI, subject to a
                                     15% maximum increase
295 Chipeta Way                  10/01/09 - 09/15/18: $11.73     $8,571      $  8,571        $     8
Salt Lake City, UT             plus base cost component ($.06)
                                 adjusted by CPI, plus ($.03)
                                   09/16/18 - 09/15/28: FMV
400 Butler Farm Road               01/01/10 - 12/31/14: FMV      $1,239      $  1,302        $    70
Hampton, VA                        01/01/15 - 12/31/19: FMV
                                   01/01/20 - 12/31/24: FMV
                                   01/01/25 - 12/31/29: FMV
16275 Technology Drive                       None                $  840      $    888        $    91
San Diego, CA
421 Butler Farm Road               01/15/10 - 01/14/15: FMV      $  695      $    719        $    74
Hampton, VA                        01/15/15 - 01/14/20: FMV

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
9950 Mayland Drive               Circuit City Stores, Inc.       1990           19.71      288,562       02/28/90 - 02/28/10
Richmond, VA                                (1)                                                       03/01/00 - 02/28/10: $9.91

10419 North 30th Street         Time Customer Service, Inc.      1986           14.38      132,981       04/01/87 - 07/31/10
Tampa, FL                              (Time, Inc.)                                                  08/01/02 - 07/31/03: $10.21
                                                                                                     08/01/03 - 07/31/04: $10.49
                                                                                                     08/01/04 - 07/31/05: $10.78
                                                                                                     08/01/05 - 07/31/06: $11.07
                                                                                                     08/01/06 - 07/31/07: $11.38
                                                                                                     08/01/07 - 07/31/08: $11.69
                                                                                                     08/01/08 - 07/31/09: $12.01
                                                                                                     08/01/09 - 07/31/10: $12.34

4200 RCA Boulevard                The Wackenhut Corp. (5)        1996            7.70      114,518       02/15/96 - 02/28/11
Palm Beach Gardens, FL                                                                               12/01/97 - 02/28/11: $18.88

2750 Monroe Boulevard           Quest Diagnostics, Inc. (7)   1985 & 2001       10.50      109,281       05/01/01 - 04/30/11
Valley Forge, PA                                                                                     05/01/02 - 04/30/03: $20.35
                                                                                                     05/01/03 - 04/30/04: $21.10
                                                                                                     05/01/04 - 04/30/05: $21.85
                                                                                                     05/01/05 - 04/30/06: $22.60
                                                                                                     05/01/06 - 04/30/07: $23.30
                                                                                                     05/01/07 - 04/30/08: $24.00
                                                                                                     05/01/08 - 04/30/09: $24.70
                                                                                                     05/01/09 - 04/30/10: $25.40
                                                                                                     05/01/10 - 04/30/11: $26.10

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
9950 Mayland Drive                 03/01/10 - 02/29/20: CPI      $2,859      $  2,791        $   159
Richmond, VA                       increase (subject to max
                                increase of 42.66% of rent in
                                          year 2010)
                                 03/01/20 - 02/28/30: CPI adj
                                 (subject to max increase of
                                 14.02% over annual base rent
                                     during prior period)
                                 03/01/30 - 02/29/40: CPI adj
                                 (subject to max increase of
                                 14.02% over annual base rent
                                     during prior period)
                                   03/01/40 - 02/28/50: FMV
                                   03/01/50 - 02/28/55: FMV
10419 North 30th Street            08/01/10 - 07/31/15: FMV      $1,373      $  1,457        $   194
Tampa, FL                          08/01/15 - 07/31/20: FMV
4200 RCA Boulevard                 03/01/11 - 02/28/16: FMV      $2,162      $  2,151        $   373
Palm Beach Gardens, FL                 capped at $25.00
                                   03/01/16 - 02/28/21: FMV
                                       capped at $25.00
                                   03/01/21 - 02/28/26: FMV
                                       capped at $25.00
2750 Monroe Boulevard              05/01/11 - 04/30/16: FMV      $2,279      $  2,554        $   172
Valley Forge, PA

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
26210 and 26220 Enterprise        Apria Healthcare, Inc.         2001            7.23      100,012       02/01/01 - 01/31/12
Court                                                                                                02/01/02 - 01/31/03: $15.60
Lake Forest, CA                                                                                      02/01/03 - 01/31/04: $16.07
                                                                                                     02/01/04 - 01/31/05: $16.55
                                                                                                     02/01/05 - 01/31/06: $17.05
                                                                                                     02/01/06 - 01/31/07: $17.56
                                                                                                     02/01/07 - 01/31/08: $18.08
                                                                                                     02/01/08 - 01/31/09: $18.63
                                                                                                     02/01/09 - 01/31/10: $19.19
                                                                                                     02/01/10 - 01/31/11: $19.76
                                                                                                     02/01/11 - 01/31/12: $20.35

3476 Stateview Boulevard        Wells Fargo Home Mortgage,       2002           15.99      169,083       01/25/03 - 01/30/13
Fort Mill, SC                            Inc. (6)                                                    01/25/03 - 01/31/04: $16.05
                                                                                                         02/01/04 - 01/30/13:
                                                                                                      Annual increases of 3% of
                                                                                                               net rent

250 Rittenhouse Circle           Jones Apparel Group USA,        1982           15.63      255,019       03/26/98 - 03/25/13
Bristol, PA                              Inc. (4)                                                     03/26/98 - 03/26/03: $4.51
                                                                                                      03/27/03 - 03/26/08: $4.96
                                                                                                      03/27/08 - 03/25/13: $5.46

2401 Cherahala Boulevard             Advance PCS, Inc.           2002            7.97       59,748       06/01/02 - 05/31/13
Knoxville, TN                                                                                         06/01/02 - 05/31/03: $6.58
                                                                                                     06/01/03 - 05/31/07: $13.15
                                                                                                     06/01/07 - 05/31/13: $15.06

180 Rittenhouse Circle           Jones Apparel Group USA,        1998            4.73       96,000       08/01/98 - 07/31/13
Bristol, PA                                Inc.                                                       08/01/02 - 07/31/03: $9.00
                                                                                                      08/01/03 - 07/31/04: $9.27
                                                                                                      08/01/04 - 07/31/05: $9.55
                                                                                                      08/01/05 - 07/31/06: $9.84
                                                                                                     08/01/06 - 07/31/07: $10.14
                                                                                                     08/01/07 - 07/31/08: $10.44
                                                                                                     08/01/08 - 07/31/09: $10.75
                                                                                                     08/01/09 - 07/31/10: $11.07
                                                                                                     08/01/10 - 07/31/11: $11.41
                                                                                                     08/01/11 - 07/31/12: $11.74
                                                                                                     08/01/12 - 07/31/13: $12.09

250 Turnpike Road               Honeywell Consumer Products      1984            9.83       57,698       10/01/95 - 09/30/15
Southborough, MA                                                                                      10/01/00 - 09/30/05: $7.49
                                                                                                      10/01/05 - 09/30/10: $7.94
                                                                                                      10/01/10 - 09/30/15: $8.50
                                                                                                      2010 & 2015 rent increases
                                                                                                       CPI based, not to exceed
                                                                                                       maximum set forth above

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
26210 and 26220 Enterprise         02/01/12 - 01/31/17: FMV      $1,603      $  1,792        $   117
Court                              02/01/17 - 01/31/22: FMV
Lake Forest, CA
3476 Stateview Boulevard       01/31/13 - 01/30/18: 95% of FMV   $2,539      $  2,539        $   110
Fort Mill, SC                  01/31/18 - 01/30/23: 95% of FMV
                                   01/31/23 - 01/30/28: FMV
                                   01/31/28 - 01/30/33: FMV
250 Rittenhouse Circle             03/26/13 - 03/25/18: FMV      $1,238      $  1,347        $    40
Bristol, PA                        03/26/18 - 03/26/23: FMV
2401 Cherahala Boulevard       06/01/13 - 05/31/18: 95% of FMV   $  622      $    822        $    40
Knoxville, TN                  06/01/18 - 05/31/23: 95% of FMV
180 Rittenhouse Circle                       None                $  875      $    970        $    44
Bristol, PA
250 Turnpike Road                  10/01/15 - 09/30/20: FMV      $  433      $    433        $    90
Southborough, MA                   10/01/20 - 09/30/25: FMV
                                   10/01/25 - 09/30/30: FMV
                                   10/01/30 - 09/30/35: FMV

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
1600 Viceroy Drive                 VarTec Telecom, Inc.          1986            8.17      249,452       04/11/00 - 09/30/15
Dallas, TX                                                                                           09/01/00 - 08/31/03: $12.81
                                                                                                     09/01/03 - 08/31/07: $13.81
                                                                                                     09/01/07 - 09/30/15: $14.81

700 Oakmont Lane                 North American Van Lines        1989           17.93      269,715       12/01/02 - 11/30/15
Westmont, IL                                (8)                                                       12/01/03 - 11/30/04: $8.50
                                       (SIRVA, Inc.)                                                  12/01/04 - 11/30/05: $8.76
                                                                                                      12/01/05 - 11/30/06: $9.02
                                                                                                      12/01/06 - 11/30/07: $9.29
                                                                                                      12/01/07 - 11/30/08: $9.57
                                                                                                      12/01/08 - 11/30/09: $9.85
                                                                                                     12/01/09 - 11/30/10: $10.15
                                                                                                     12/01/10 - 11/30/11: $10.45
                                                                                                     12/01/11 - 11/30/12: $10.77
                                                                                                     12/01/12 - 11/30/13: $11.09
                                                                                                     12/01/13 - 11/30/14: $11.42
                                                                                                     12/01/14 - 11/30/15: $11.77

1440 East 15th Street            Cox Communications, Inc.        1988            3.58       28,591       10/01/90 - 09/30/16
Tuscon, AZ                                                                                           10/01/98 - 09/30/03: $14.03
                                                                                                     10/01/03 - 09/30/05: $14.98
                                                                                                     10/01/05 - 09/30/10: $16.26
                                                                                                     10/01/10 - 09/30/16: $16.62
                                                                             --------   ----------
                                      Office Subtotal                          385.27    4,157,091
                                                                             --------   ----------
INDUSTRIAL
300 McCormick Boulevard          Ameritech Services, Inc.        1990           10.12       20,000       09/14/90 - 05/31/05
Columbus, OH                                                                                         06/01/00 - 05/31/05: $12.75

222 Tappan Drive North           The Gerstenslager Company       1970           26.57      296,720       10/01/99 - 05/31/05
Mansfield, OH                    (Worthington Industries)                                             10/01/99 - 05/31/05: $2.27

904 Industrial Road                 Tenneco Automotive        1968 & 1972       20.00      195,640       08/18/87 - 08/17/05
Marshall, MI                      Operating Company, Inc.                                             08/18/00 - 08/17/03: $3.00
                                (Tenneco Automotive, Inc.)                                            08/18/03 - 08/17/05: $3.10

1601 Pratt Avenue                   Tenneco Automotive           1979            8.26       53,600       08/18/87 - 08/17/05
Marshall, MI                      Operating Company, Inc.                                             08/18/00 - 08/17/03: $3.00
                                (Tenneco Automotive, Inc.)                                            08/18/03 - 08/17/05: $3.10

4425 Purks Road                    Lear Technologies LLC      1989 & 1998       12.00      183,717       07/23/88 - 07/22/06
Auburn Hills, MI                    (Lear Corporation)                                                07/23/02 - 07/22/06: $7.65
                                  (General Motors Corp.)

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
1600 Viceroy Drive                 10/01/15 - 09/30/20: FMV      $3,279      $  3,486        $   490
Dallas, TX                         10/01/20 - 09/30/25: FMV
700 Oakmont Lane               12/01/15 - 11/30/20: 95% of FMV   $  191      $  2,516        $   283
Westmont, IL                       12/01/20 - 11/30/25: FMV
1440 East 15th Street                        None                $  408      $    457        $    81
Tuscon, AZ
                                                                 -------     --------        -------
                                                                 $52,707     $ 56,197        $ 4,600
                                                                 -------     --------        -------
INDUSTRIAL
300 McCormick Boulevard                      None                $  255      $    255        $    21
Columbus, OH
222 Tappan Drive North            06/01/05 - 05/31/10: $2.59     $  674      $    667        $    81
Mansfield, OH                     06/01/10 - 11/30/10: $2.84
                                  12/01/10 - 05/31/15: $2.78
                                  06/01/15 - 05/31/20: $3.06
904 Industrial Road                          None                $  594      $    583        $    70
Marshall, MI
1601 Pratt Avenue                            None                $  163      $    163        $    34
Marshall, MI
4425 Purks Road                              None                $1,405      $  1,365        $   138
Auburn Hills, MI

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
245 Salem Church Road               Exel Logistics Inc.          1985           12.52      252,000       11/15/91 - 11/30/06
Mechanicsburg, PA                        (NFC plc)                                                    12/01/00 - 11/30/03: $4.01
                                                                                                      12/01/03 - 11/30/06: $4.38

6 Doughten Road                     Exel Logistics Inc.          1989           24.38      330,000       11/15/91 - 11/30/06
New Kingston, PA                         (NFC plc)                                                    12/01/00 - 11/30/03: $4.12
                                                                                                      12/01/03 - 11/30/06: $4.51

34 East Main Street                 Exel Logistics Inc.          1981            9.66      179,200       11/15/91 - 11/30/06
New Kingston, PA                         (NFC plc)                                                    12/01/00 - 11/30/03: $3.68
                                                                                                      12/01/03 - 11/30/06: $4.02

450 Stern Street                  Johnson Controls, Inc.         1996           20.10      111,160       12/23/96 - 12/22/06
Oberlin, OH                                                                                           12/23/02 - 12/22/03: $5.75
                                                                                                         12/23/03 - 12/22/06:
                                                                                                      Annual increase of 3x CPI,
                                                                                                        but not more than 4.5%

46600 Port Street                 Johnson Controls, Inc.         1996           24.00      134,160        05/19/00 -12/22/06
Plymouth, MI                                                                                          12/23/02 - 12/22/03: $6.29
                                                                                                         12/23/03 - 12/22/06:
                                                                                                      Annual increase of 3x CPI,
                                                                                                        but not more than 4.5%

12025 Tech Center Drive            Kelsey-Hayes Company       1987 & 1988        9.18      100,000       05/01/97 - 04/30/07
Livonia, MI                                                                                           05/01/02 - 04/30/05: $9.75
                                                                                                     05/01/05 - 04/30/07: $10.25

187 Spicer Drive                        Dana Corp.            1983 & 1985       20.95      148,000       01/01/84 - 08/31/07
Gordonsville, TN                                                                                      08/01/02 - 07/31/05: $2.33
                                                                                                      08/01/05 - 08/31/07: $2.40

541 Perkins Jones Road                  Kmart Corp.              1982          103.00    1,700,000       10/01/82 - 09/30/07
Warren, OH                                                                                            10/01/02 - 09/30/07: $5.51

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
245 Salem Church Road          12/01/06 - 11/30/09: 85% of FMV   $1,017      $  1,000        $    77
Mechanicsburg, PA              12/01/09 - 11/30/11: 109.12% of
                               FMV
                               12/01/11 - 11/30/14: 85% of FMV
                               12/01/14 - 11/30/16: 109.12% of
                               FMV
6 Doughten Road                12/01/06 - 11/30/09: 85% of FMV   $1,371      $  1,349        $   108
New Kingston, PA               12/01/09 - 11/30/11: 109.12% of
                               FMV
                               12/01/11 - 11/30/14: 85% of FMV
                               12/01/14 - 11/30/16: 109.12% of
                               FMV
34 East Main Street            12/01/06 - 11/30/09: 85% of FMV   $  664      $    654        $    46
New Kingston, PA               12/01/09 - 11/30/11: 109.12% of
                                             FMV
                               12/01/11 - 11/30/14: 85% of FMV
                               12/01/14 - 11/30/16: 109.12% of
                                             FMV
450 Stern Street                  12/23/06 - 12/22/11: $3.65     $  639      $    639        $    72
Oberlin, OH                       12/23/11 - 12/22/16: $4.20

46600 Port Street                 12/23/06 - 12/22/11: $4.00     $  845      $    845        $    62
Plymouth, MI                      12/23/11 - 12/22/16: $4.60

12025 Tech Center Drive            05/01/07 - 04/30/12: FMV      $  975      $    958        $   158
Livonia, MI                        05/01/12 - 04/30/17: FMV

187 Spicer Drive                   09/01/07 - 08/31/12: FMV      $  345      $    345        $    49
Gordonsville, TN                   09/01/12 - 08/31/17: FMV
                                   09/07/17 - 06/30/22: FMV
541 Perkins Jones Road            10/01/07 - 09/30/12: $2.67     $9,359      $  8,932        $   389
Warren, OH                        10/01/12 - 09/30/17: $2.67
                                  10/01/17 - 09/30/22: $2.67
                                  10/01/22 - 09/30/27: $2.67
                                  10/01/27 - 09/30/32: $2.67
                                  10/01/32 - 09/30/37: $2.67
                                   10/01/37 - 09/30/42: FMV
                                   10/01/42 - 09/30/47: FMV
                                   10/01/47 - 09/30/52: FMV
                                   10/01/52 - 09/30/57: FMV

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
730 W. Fairmont                   The Tranzonic Companies        1981            2.81       49,951       02/28/89 - 02/28/09
Tempe, AZ                                                                                             09/01/01 - 02/29/04: $4.05
                                                                                                         03/01/04 - 02/28/09:
                                                                                                      Adjusted by CPI factor not
                                                                                                       to exceed 4.5% per annum

200 Arrowhead Drive                    Owens Corning             1999           21.62      400,522       03/01/01 - 05/31/09
Hebron, OH                                                                                            06/01/01 - 05/31/04: $2.25
                                                                                                      06/01/04 - 05/31/09: $2.56

109 Stevens Street               Unisource Worldwide, Inc.    1958 & 1969        6.97      168,800       10/01/87 - 09/30/09
Jacksonville, FL                                                                                      10/01/02 - 09/30/03: $3.20
                                                                                                      10/01/03 - 09/30/04: $3.29
                                                                                                      10/01/04 - 09/30/05: $3.38
                                                                                                      10/01/05 - 09/30/06: $3.48
                                                                                                      10/01/06 - 09/30/07: $3.57
                                                                                                      10/01/07 - 09/30/08: $3.67
                                                                                                      10/01/08 - 09/30/09: $3.77

3350 Miac Cove Road                 Mimeo.com, Inc. (3)          1987           10.92      141,359       11/01/99 - 10/31/09
Memphis, TN                                                                                           11/01/02 - 10/31/04: $5.00
                                                                                                      11/01/04 - 10/31/09: $5.50

191 Arrowhead Drive                    Owens Corning             2000           13.62      250,410       06/01/01 - 02/28/10
Hebron, OH                                                                                            03/01/01 - 02/28/05: $2.31
                                                                                                      03/01/05 - 02/28/10: $2.63

3102 Queen Palm Drive           Time Customer Service, Inc.      1986           15.02      229,605       08/01/87 - 07/31/10
Tampa, FL                              (Time, Inc.)                                                   08/01/02 - 07/31/03: $4.12
                                                                                                      08/01/03 - 07/31/04: $4.23
                                                                                                      08/01/04 - 07/31/05: $4.35
                                                                                                      08/01/05 - 07/31/06: $4.47
                                                                                                      08/01/06 - 07/31/07: $4.59
                                                                                                      08/01/07 - 07/31/08: $4.72
                                                                                                      08/01/08 - 07/31/09: $4.85
                                                                                                      08/01/09 - 07/31/10: $4.98

6345 Brackbill Boulevard           Exel Logistics, Inc.       1985 & 1991       29.01      507,000       10/29/90 - 03/19/12
Mechanicsburg, PA                        (NFC plc)                                                    03/20/02 - 03/19/07: $4.02
                                                                                                         03/20/07 - 03/19/12:
                                                                                                       greater of $4.78 or fair
                                                                                                     market rent as specified in
                                                                                                                lease

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
730 W. Fairmont                    03/01/09 - 02/28/19: CPI      $  202      $    202        $    56
Tempe, AZ                               capped at 4.5%
                                   03/01/19 - 02/28/29: CPI
                                        capped at 4.5%

200 Arrowhead Drive                  06/01/09 - 05/31/11:        $  899      $    985        $    17
Hebron, OH                              $2.57 to $2.95
                                     06/01/11 - 05/31/16:
                                        $2.57 to $2.95
                                   06/01/16 - 05/31/21: FMV
109 Stevens Street                   10/01/09 - 09/30/14:        $  545      $    588        $    33
Jacksonville, FL                  lesser of $4.20 psf or FMV

3350 Miac Cove Road                11/1/09 - 10/31/14: FMV       $  175      $    175        $    82
Memphis, TN

191 Arrowhead Drive                  03/01/10 - 02/28/12:        $  578      $    646        $    11
Hebron, OH                              $2.57 to $2.95
                                     03/01/12 - 02/28/17:
                                        $2.57 to $2.95
                                   03/01/17 - 02/28/22: FMV
3102 Queen Palm Drive              08/01/10 - 07/31/15: FMV      $  956      $  1,015        $   137
Tampa, FL                          08/01/15 - 07/31/20: FMV

6345 Brackbill Boulevard           03/20/12 - 03/19/17: FMV      $2,037      $  1,852        $    94
Mechanicsburg, PA                    03/20/17 - 03/19/22:
                                    previous rent plus 15%
                                   03/20/22 - 03/19/27: FMV
                                     03/20/27 - 03/19/32:
                                    previous rent plus 15%

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
6500 Adelaide Court                Anda Pharmaceuticals          2002           22.67      354,676       04/01/02 - 03/31/12
Groveport, OH                       (Andrx Corporation)                                               04/01/02 - 03/31/03: $1.81
                                                                                                      04/01/03 - 03/31/04: $2.63
                                                                                                      04/01/04 - 03/31/06: $3.45
                                                                                                      04/01/06 - 03/31/12: $3.65

2280 Northeast Drive            Ryder Integrated Logistics,   1996 & 1997       25.70      276,480       08/01/97 - 07/31/12
Waterloo, IA                               Inc.                                                       08/01/02 - 07/31/07: $3.61
                                   (Ryder Systems, Inc.)                                              08/01/07 - 07/31/12: $4.04

128 Crews Drive                 Stone Container Corporation   1968 & 1998       10.76      185,961       12/16/82 - 08/31/12
Columbia, SC                                                                                          09/01/00 - 08/31/03: $2.71
                                                                                                      09/01/03 - 08/31/06: $2.91
                                                                                                      09/01/06 - 08/31/08: $3.12
                                                                                                      09/01/08 - 08/31/12: $3.32

7150 Exchequer Drive             Corporate Express Office        1998            5.23       65,043       11/01/98 - 10/31/13
Baton Rouge, LA                       Products, Inc.                                                  11/01/01 - 10/31/04: $5.32
                                      (Buhrmann N.V.)                                                 11/01/04 - 10/31/07: $5.64
                                                                                                      11/01/07 - 10/31/10: $5.98
                                                                                                      11/01/10 - 10/31/13: $6.34

1133 Poplar Creek Road           Corporate Express Office        1998           19.09      196,946       01/20/99 - 01/31/14
Henderson, NC                         Products, Inc.                                                  02/01/02 - 01/31/05: $3.83
                                      (Buhrmann N.V.)                                                 02/01/05 - 01/31/08: $4.01
                                                                                                      02/01/08 - 01/31/11: $4.19
                                                                                                      02/01/11 - 01/31/14: $4.45

324 Industrial Park Road               SKF USA, Inc.             1996           21.13       72,868       12/23/96 - 12/31/14
Franklin, NC                                                                                          01/01/03 - 12/31/14: $4.98
                                                                                                          CPI every 3 years

8305 SE 58th Avenue                Associated Grocers of         1976           63.48      668,034       01/08/99 - 12/31/18
Ocala, FL                              Florida, Inc.                                                  01/08/99 - 12/31/03: $2.80
                                                                                                      01/01/04 - 12/31/08: $3.09
                                                                                                      01/01/09 - 12/31/13: $3.42
                                                                                                      01/01/14 - 12/31/18: $3.77

3501 West Avenue H                 Michaels Stores, Inc.      1998 & 2002       37.18      762,775       06/19/98 - 09/30/19
Lancaster, CA                                                                                         06/19/98 - 06/18/03: $4.20
                                                                                                      06/19/03 - 06/18/08: $4.24
                                                                                                      06/19/08 - 06/18/13: $4.29
                                                                                                      06/19/13 - 09/30/19: $4.28
                                                                             --------   ----------
                                    Industrial Subtotal                        605.95    8,034,627
                                                                             --------   ----------

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
6500 Adelaide Court                04/01/12 - 03/31/17: 95%      $  859      $  1,206        $    93
Groveport, OH                          FMV or $3.90 psf
                                   04/01/17 - 03/31/22: FMV
                                         or $4.10 psf

2280 Northeast Drive              08/01/12 - 07/31/17: $4.53     $  998      $  1,004        $   365
Waterloo, IA                      08/01/17 - 07/31/22: $5.07
                                  08/01/22 - 07/31/27: $5.68
128 Crews Drive                              None                $  516      $    571        $   120
Columbia, SC

7150 Exchequer Drive               11/01/13 - 10/31/18: FMV      $  346      $    368        $    49
Baton Rouge, LA                    11/01/18 - 10/31/23: FMV
                                   11/01/23 - 10/31/28: FMV

1133 Poplar Creek Road             02/01/14 - 01/31/19: FMV      $  754      $    810        $    61
Henderson, NC                      02/01/19 - 01/31/24: FMV
                                   02/01/24 - 01/31/29: FMV

324 Industrial Park Road         01/01/15 - 12/31/24: FMV or     $  363      $    363        $    12
Franklin, NC                     rent in effect in prior year
                                      01/01/25 - 12/31/34:
                               prior years rent increased by 9%
                                      01/01/35 - 12/31/44:
                               prior years rent increased by 9%
8305 SE 58th Avenue               01/01/19 - 12/31/23: $4.16     $1,872      $  2,238        $ 1,255
Ocala, FL                         01/01/24 - 12/31/28: $4.60
                                  01/01/29 - 12/31/33: $5.08
                                  01/01/34 - 12/31/38: $5.60

3501 West Avenue H                 10/01/19 - 09/30/24: FMV      $3,223      $  3,312        $   191
Lancaster, CA                      10/01/24 - 09/30/29: FMV

                                                                 -------     --------        -------
                                                                 $32.629     $ 33,090        $ 3,881
                                                                 -------     --------        -------

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
RETAIL
24100 Laguna Hills Mall            Federated Department          1974           11.00      160,000       02/01/76 - 01/31/06
Laguna Hills, CA                     Stores, Inc. (1)                                                 02/01/80 - 01/31/06: $4.23

7111 Westlake Terrace            The Home Depot USA, Inc.     1980 & 2001        7.61       95,000       05/01/81 - 04/30/06
Bethesda, MD                             (1) (11)                                                     05/01/96 - 04/30/06: $8.13

6910 S. Memorial Highway           Toys "R" Us, Inc. (1)         1981            4.44       43,123       06/01/81 - 05/31/06
Tulsa, OK                                                                                             06/01/01 - 05/31/06: $8.40

12535 SE 82nd Avenue               Toys "R" Us, Inc. (1)         1981            5.85       42,842       06/01/81 - 05/31/06
Clackamas, OR                                                                                         06/01/01 - 05/31/06: $9.91

18601 Alderwood Mall Blvd          Toys "R" Us, Inc. (1)         1981            3.64       43,105       06/01/81 - 05/31/06
Lynnwood, WA                                                                                          06/01/01 - 05/31/06: $9.18

2832 Candlers Mountain Road      Circuit City Stores, Inc.       1986            0.84        9,300       11/21/86 - 11/20/06
Lynchburg, VA                                                                                        11/21/01 - 11/20/06: $10.85

5917 S. La Grange Road           Bally Total Fitness Corp.       1987            2.73       25,250       07/13/87 - 07/12/07
Countryside, IL                                                                                      07/13/02 - 07/12/07: $26.14

1160 White Horse Road           Physical Fitness Centers of      1987            2.87       31,750       07/14/87 - 07/13/07
Voorhees, NJ                        Philadelphia, Inc.                                               07/14/02 - 07/13/07: $25.82
                                (Bally Total Fitness Corp.)

5801 Bridge Street               Champion Fitness IV, Inc.    1977 & 1987        3.66       24,990       08/19/87 - 08/18/07
DeWitt, NY                      (Bally Total Fitness Corp.)                                          08/19/02 - 08/18/07: $20.45

4450 California Avenue                 Mervyn's (10)             1976           11.00      122,000       02/23/77 - 12/31/07
Bakersfield, CA                    (Dayton Hudson Corp.)                                              01/01/03 - 12/31/07: $1.71

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
RETAIL
24100 Laguna Hills Mall           02/01/06 - 04/16/14: $1.81     $  677      $    673        $    13
Laguna Hills, CA                  04/17/14 - 04/16/29: $1.81
                                  04/17/29 - 04/16/44: $1.81
                                  04/17/44 - 04/16/50: $1.81
7111 Westlake Terrace             05/01/06 - 04/30/16: $3.96     $  772      $    648        $   304
Bethesda, MD                      05/01/16 - 04/30/21: $3.96
                                  05/01/21 - 04/30/26: $3.96
                                  05/01/26 - 04/30/31: $3.17
6910 S. Memorial Highway          06/01/06 - 05/31/11: $5.92     $  362      $    356        $    35
Tulsa, OK                         06/01/11 - 05/31/16: $5.92
                                  06/01/16 - 05/31/21: $5.92
                                  06/01/21 - 05/31/26: $5.92
                                  06/01/26 - 05/31/31: $5.92
12535 SE 82nd Avenue              06/01/06 - 05/31/11: $6.96     $  424      $    417        $    49
Clackamas, OR                     06/01/11 - 05/31/16: $6.96
                                  06/01/16 - 05/31/21: $6.96
                                  06/01/21 - 05/31/26: $6.96
                                  06/01/26 - 05/31/31: $6.96
18601 Alderwood Mall Blvd         06/01/06 - 05/31/11: $6.48     $  396      $    389        $    46
Lynnwood, WA                      06/01/11 - 05/31/16: $6.48
                                  06/01/16 - 05/31/21: $6.48
                                  06/01/21 - 05/31/26: $6.48
                                  06/01/26 - 05/31/31: $6.48
2832 Candlers Mountain Road      11/21/06 - 11/20/11: $12.75     $  101      $    101        $     8
Lynchburg, VA                    11/21/11 - 11/20/16: $14.98
                                 11/21/16 - 11/20/21: $17.60
                                 11/21/21 - 11/20/26: $20.68
5917 S. La Grange Road           07/13/07 - 07/12/12: $30.06     $  660      $    542        $    86
Countryside, IL                  07/13/12 - 07/12/17: $34.57
1160 White Horse Road            07/13/07 - 07/12/12: $29.69     $  820      $    673        $   105
Voorhees, NJ                     07/13/12 - 07/12/17: $34.14

5801 Bridge Street               08/19/07 - 08/18/12: $23.52     $  511      $    419        $    15
DeWitt, NY                       08/19/12 - 08/18/17: $27.44
4450 California Avenue            01/01/08 - 12/31/12: $1.54     $  209      $    209        $    54
Bakersfield, CA                   01/01/13 - 12/31/17: $1.37
                                  01/01/18 - 12/31/22: $1.20
                                  01/01/23 - 12/31/27: $1.03

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
2655 Shasta Way                      Fred Meyer, Inc.            1986           13.90      178,204       03/10/88 - 03/31/08
Klamath Falls, OR                                                                                     03/10/88 - 03/31/08: $5.66

12235 N. Cave Creek               Bally's Health & Tennis        1988            3.00       36,556       07/01/88 - 06/30/08
Phoenix, AZ                                Corp.                                                     07/01/98 - 06/30/03: $20.65
                                                                                                     07/01/03 - 06/30/08: $23.03

7272 55th Street                 Circuit City Stores, Inc.       1988            3.93       45,308       10/28/88 - 10/27/08
Sacramento, CA                                                                                        10/28/98 - 10/27/03: $8.54
                                                                                                      10/28/03 - 10/27/08: $9.30

6405 South Viriginia St               Comp USA, Inc.             1988            2.72       31,400       12/16/88 - 12/15/08
Reno, NV                                                                                             12/16/98 - 12/15/03: $10.65
                                                                                                     12/16/03 - 12/15/08: $11.60

5055 West Sahara Avenue          Circuit City Stores, Inc.       1988            2.57       36,053       12/16/88 - 12/15/08
Las Vegas, NV                                                                                         12/16/98 - 12/15/03: $7.93
                                                                                                      12/16/03 - 12/15/08: $8.64

4733 Hills & Dales Road          Scandinavian Health Spa,        1987            3.32       37,214       01/01/89 - 12/31/08
Canton, OH                                 Inc.                                                      01/01/03 - 12/31/03: $18.76
                                   (Bally Total Fitness                                              01/01/04 - 12/31/04: $19.17
                                      Holding Corp.)                                                 01/01/05 - 12/31/05: $19.59
                                                                                                     01/01/06 - 12/31/06: $20.03
                                                                                                     01/01/07 - 12/31/07: $20.47
                                                                                                     01/01/08 - 12/31/08: $20.92

2275 Browns Bridge Road            Wal-Mart Stores, Inc.         1984            8.10       89,199       12/29/83 - 01/31/09
Gainesville, GA                                                                                       12/29/83 - 01/31/09: $2.45
                                                                                                       Plus $110 a year in lieu
                                                                                                              of % rent

35400 Cowan Road                Sam's Real Estate Business    1987 & 1997        9.70      102,826       06/06/97 - 01/31/09
Westland, MI                               Trust                                                      06/06/87 - 01/31/09: $7.32

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
2655 Shasta Way                    04/01/08 - 03/31/18: FMV      $1,009      $  1,009        $   158
Klamath Falls, OR                  04/01/18 - 03/31/28: FMV
                                   04/01/28 - 03/31/38: FMV
12235 N. Cave Creek              07/01/08 - 06/30/13: $25.68     $  798      $    821        $    77
Phoenix, AZ                      07/01/13 - 06/30/18: $28.62
7272 55th Street                   10/28/08 - 10/27/18: CPI      $  393      $    376        $    63
Sacramento, CA                       not to exceed $11.22
                                   10/28/18 - 10/27/28: CPI
                                     not to exceed $12.39
                                   10/28/28 - 10/27/38: CPI
                                     not to exceed $13.68
6405 South Viriginia St            12/16/08 - 12/15/18: CPI      $  335      $    325        $    60
Reno, NV                             not to exceed $14.00
                                   12/16/18 - 12/15/28: CPI
                                     not to exceed $15.45
                                   12/16/28 - 12/15/38: CPI
                                     not to exceed $17.06
5055 West Sahara Avenue            12/16/08 - 12/15/18: CPI      $  286      $    278        $    30
Las Vegas, NV                      12/16/18 - 12/15/28: CPI
                                   12/16/28 - 12/15/38: CPI
4733 Hills & Dales Road              01/01/09 - 12/31/13:        $  698      $    685        $    23
Canton, OH                         Annual increases of 2.2%
                                     01/01/14 - 12/31/18:
                                   Annual increases of 2.2%
2275 Browns Bridge Road                      None                $  218      $    218        $     7
Gainesville, GA
35400 Cowan Road                             None                $  753      $    753        $    21
Westland, MI

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
A1 21 South                        Wal-Mart Real Estate          1983            5.21       56,132       06/29/99 - 01/31/09
Jacksonville, AL                      Business Trust                                                  06/29/99 - 01/31/09: $2.60
                                                                                                        Plus 1% of gross sales

Fort Street Mall                  Liberty House, Inc. (1)        1980            1.22       85,610       10/01/80 - 09/30/09
King Street                                                                                          10/01/95 - 09/30/05: $11.25
Honolulu, HI                                                                                         10/01/05 - 09/30/09: $11.56

121 South Center Street            Greyhound Lines, Inc.         1968            1.67       17,000       02/28/89 - 12/31/09
Stockton, CA                                                                                         01/01/02 - 12/31/09: $11.35
                                                                                                     Annual increase of CPI, but
                                                                                                         not more than 2.75%

7055 Highway 85 South           Wal-Mart Stores East, Inc.       1985            8.61       81,911       12/04/85 - 01/31/11
Riverdale, GA                                                                                         12/04/85 - 01/31/11: $3.29

150 NE 20th Street                   Fred Meyer, Inc.            1986            8.81      118,179       06/01/86 - 05/31/11
Highway 101                                                                                           06/01/86 - 05/31/11: $6.99
Newport, OR                                                                                          plus .5% of gross sales over
                                                                                                             $20 million

6475 Dobbin Road                 Offenbacher Aquatics (9)        1983            2.50       65,200       04/01/03 - 03/31/13
Columbia, MD                                                                                          04/01/03 - 03/31/04: $9.35
                                                                                                      04/01/04 - 03/31/05: $9.70
                                                                                                     04/01/05 - 03/31/06: $10.05
                                                                                                     04/01/06 - 03/31/07: $10.40
                                                                                                     04/01/07 - 03/31/08: $10.75
                                                                                                     04/01/08 - 03/31/09: $11.50
                                                                                                     04/01/09 - 03/31/10: $12.00
                                                                                                     04/01/10 - 03/31/11: $12.50
                                                                                                     04/01/11 - 03/31/12: $13.00
                                                                                                     04/01/12 - 03/31/13: $13.50

9580 Livingston Road                 GFS Realty, Inc.            1976           10.60      107,337       01/03/77 - 02/28/14
Oxon Hill, MD                       (Giant Food, Inc.)                                                03/01/77 - 02/29/04: $3.80
                                                                                                      03/01/04 - 02/28/14: $1.91

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
A1 21 South                       02/01/09 - 01/31/14: $2.42     $  146      $    146        $    20
Jacksonville, AL                    Plus 1% of gross sales
                                  02/01/14 - 01/31/19: $2.42
                                    plus 1% of gross sales
                                  02/01/19 - 01/31/24: $2.42
                                    plus 1% of gross sales
                                  02/01/24 - 01/31/29: $2.42
                                    plus 1% of gross sales
                                  02/01/29 - 01/31/34: $2.42
                                    plus 1% of gross sales
Fort Street Mall                 10/01/09 - 04/30/19: $11.56     $  963      $    971        $   194
King Street                      05/01/19 - 04/30/21: $11.56
Honolulu, HI                       05/01/26 - 04/30/31: FMV
                                   05/01/31 - 04/30/36: FMV
121 South Center Street            01/01/10 - 12/31/20: CPI      $  201      $    201        $    15
Stockton, CA                       increase capped at 2.75%
                                   01/01/21 - 12/31/31: CPI
                                   increase capped at 2.75%
7055 Highway 85 South             02/01/11 - 01/31/16: $3.29     $  270      $    270        $     4
Riverdale, GA                     02/01/16 - 01/31/21: $3.29
                                  02/01/21 - 01/31/26: $3.29
                                  02/01/26 - 01/31/31: $3.29
150 NE 20th Street                06/01/11 - 05/31/16: $6.99     $  826      $    826        $   126
Highway 101                       06/01/16 - 05/31/21: $6.99
Newport, OR                       06/01/21 - 05/31/26: $6.99

6475 Dobbin Road                 12/19/12 - 12/18/17: $14.50     $  120      $    145        $    57
Columbia, MD                     12/19/17 - 12/18/22: $16.30

9580 Livingston Road              03/01/14 - 02/29/19: $1.53     $  408      $    274        $    28
Oxon Hill, MD                     03/01/19 - 02/29/24: $1.53
                                  03/01/24 - 02/29/29: $1.15
                                  03/01/29 - 02/29/34: $1.15

                                              LEXINGTON CORPORATE PROPERTIES TRUST
                                                         PROPERTY CHART

                                                                                           NET
                                                                  YEAR         LAND      RENTABLE        BASE LEASE TERM AND
                                          TENANT              CONSTRUCTED/     AREA       SQUARE         ANNUAL RENTS PER NET
PROPERTY LOCATION                       (GUARANTOR)           REDEVELOPED    (ACRES)       FEET          RENTABLE SQUARE FOOT
-----------------               ---------------------------   ------------   --------   ----------   ----------------------------
3711 Gateway Drive               Kohl's Department Stores,       1994            6.24       76,164       06/22/94 - 01/25/15
Eau Claire, WI                             Inc.                                                       06/22/94 - 03/31/04: $5.71
                                                                                                      04/01/04 - 01/25/15: $6.15

Rockshire Village Center           GFS Realty, Inc. (1)          1977            7.32       51,682       01/01/78 - 06/19/17
2401 Wootton Parkway                (Giant Food, Inc.)                                                01/01/78 - 02/28/05: $4.33
Rockville, MD                                                                                         03/01/05 - 06/19/17: $2.23

4831 Whipple Avenue, N.W            Best Buy Co., Inc.           1995            6.59       46,350       02/27/98 - 02/26/18:
Canton, OH                                                                                           02/27/98 - 02/26/18: $10.03

399 Peachwood Centre Drive          Best Buy Co., Inc.           1996            7.49       45,800       02/27/98 - 02/26/18:
Spartanburg, SC                                                                                       02/27/98 - 02/26/18: $8.62
                                                                             --------   ----------
                                      Retail Subtotal                          167.14    1,905,485
                                                                             --------   ----------
                                        Grand Total                          1,158.36   14,097,203
                                                                             ========   ==========

                                                LEXINGTON CORPORATE PROPERTIES TRUST
                                                           PROPERTY CHART
                                                                  2003       2003 (E)
                                                                 MINIMUM   STRAIGHT-LINE    ESTIMATED
                                                                  CASH        RENTAL       REAL ESTATE
                                            TENANT                RENT        REVENUE         TAXES
PROPERTY LOCATION                      RENEWAL OPTIONS           ($000)       ($000)       ($000) (12)
-----------------              --------------------------------  -------   -------------   -----------
3711 Gateway Drive                01/26/15 - 01/25/20: $6.40     $  435      $    463        $    49
Eau Claire, WI                    01/26/20 - 01/25/25: $6.64
                                  01/26/25 - 01/25/30: $6.89
                                  01/26/30 - 01/25/35: $7.14
Rockshire Village Center          06/20/17 - 05/31/27: $1.78     $  224      $    152        $    90
2401 Wootton Parkway              06/01/27 - 05/31/37: $1.33
Rockville, MD
4831 Whipple Avenue, N.W         02/27/18 - 02/26/23: $10.03     $  465      $    465        $    32
Canton, OH                       02/27/23 - 02/26/28: $10.53
                                 02/27/28 - 02/26/33: $11.06
399 Peachwood Centre Drive        02/27/18 - 02/26/23: $8.62     $  395      $    395        $    15
Spartanburg, SC                   02/27/23 - 02/26/28: $9.06
                                  02/27/28 - 02/26/33: $9.51
                                                                 -------     --------        -------
                                                                 $13,875     $ 13,200        $ 1,784
                                                                 -------     --------        -------
                                                                 $99,211     $102,487        $10,265
                                                                 =======     ========        =======

---------------

(E) Estimated

(1) The Company holds a leasehold interest in the land. The leases, including renewal options, expire at various dates ranging from 2028 through 2072.

(2) Tenant can cancel lease on April 30, 2004 with 270 days notice and a payment of $899.

(3) The tenant occupies 35,000 square feet.

(4) Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,392.

(5) The Property contains two buildings with one additional tenant that occupies 18,400 square feet out of the total of 114,518.

(6) Base rent is escalated 3% each year after subtracting the first year operating expense amount from the rent. Expense stop to be determined on first anniversary (01/01/04). Tenant has the right to contract leased space by 27,000 square feet (01/31/08) with 6 months notice and a payment estimated to be $696. The tenant can cancel lease on 01/31/10 with 12 months notice and a payment estimated to be $3,968.

(7) Expense stop on this property is $393 per annum.

(8) Tenant can cancel lease on November 30, 2013 with 12 months notice and a payment of $1,300. In addition the Company is responsible for real estate taxes in 2003.

(9) 17,100 square feet subject to a lease to commence 04/01/03.

(10) The Company has a 64% economic interest in the property.

(11) The Company has a 33.85% economic interest in the property.

(12) The Company recognized $354 in real estate taxes in 2002

FMV = Fair Market Value

CPI = Consumer Price Index

                      LEXINGTON CORPORATE PROPERTIES TRUST

                          JOINT VENTURE PROPERTY CHART

                                                                           YEAR                          NET
                                             TENANT                    CONSTRUCTED/      LAND AREA    RENTABLE
PROPERTY LOCATION                         (GUARANTOR)                  REDEVELOPED        (ACRES)    SQUARE FEET
-----------------             ------------------------------------  ------------------   ---------   -----------
OFFICE
2210 Enterprise Drive                Washington Mutual Home                1998            16.53        177,747
Florence, SC                            Loans, Inc. (13)
14040 Park Center Road               NEC America, Inc. (14)                1987            13.30        108,000
Herndon, VA
15375 Memorial Drive              Vastar Resources, Inc. (14)              1985            21.77        327,325
Houston, TX
550 International Parkway             First USA Management                 1999            12.80        125,920
Lake Mary, FL                    Services, Inc. (14) (17) (19)
600 Business Center Drive             First USA Management                 1997            13.30        125,155
Lake Mary, FL                    Services, Inc. (14) (17) (19)
17 Technology Circle                 Blue Cross Blue Shield                1999            46.82        456,304
Columbia, SC                      of South Carolina (15) (20)
10300 Kincaid Drive             Bank One Indiana, N.A. (14) (18)           1999            13.30        193,000
Fishers, IN
6555 Sierra Drive             True North Communications, Inc. (14)         1999             9.98        247,254
Irving, TX
389-399 Interpace Parkway                Aventis, Inc.                     2000            14.00        340,240
Morris Corporate Center IV     (Aventis Pharma Holding GmbH) (14)
Parsippany, NJ
2000 Eastman Drive                    Structural Dynamics                  1991            12.36        212,836
Milford, OH                           Research Corp. (14)
                                                                                          ------      ---------
                                        Office Subtotal                                   174.16      2,313,781
                                                                                          ------      ---------

                                  BASE LEASE TERM AND                  TENANT                   2003             2003 (E)
                                 ANNUAL RENTS PER NET                  RENEWAL              MINIMUM CASH   STRAIGHT-LINE RENTAL
PROPERTY LOCATION                RENTABLE SQUARE FOOT                  OPTIONS              RENT ($000)       REVENUE ($000)
-----------------             ---------------------------  -------------------------------  ------------   ---------------------
OFFICE
2210 Enterprise Drive             06/10/98 - 06/30/08      07/01/08 - 06/30/13: 90% of FMV    $ 1,635             $ 1,699
Florence, SC                  06/10/98 - 06/30/03: $8.55   07/01/13 - 06/30/18: 90% of FMV
                              07/01/03 - 06/30/08: $9.84
14040 Park Center Road            08/13/99 - 08/12/09         08/13/09 - 08/12/14: FMV        $ 1,848             $ 2,025
Herndon, VA                   08/13/02 - 08/12/03: $16.98     08/13/14 - 08/12/19: FMV
                              08/13/03 - 08/12/04: $17.32
                              08/13/04 - 08/12/05: $19.67
                              08/13/05 - 08/12/06: $20.06
                              08/13/06 - 08/12/07: $20.46
                              08/13/07 - 08/12/08: $20.87
                              08/13/08 - 08/12/09: $21.29
15375 Memorial Drive              09/16/99 - 09/15/09         09/16/09 - 09/15/14: FMV        $ 3,437             $ 3,437
Houston, TX                   09/16/02 - 09/15/06: $10.50     09/16/14 - 09/15/19: FMV
                              09/16/06 - 09/15/09: $11.00     09/16/19 - 09/15/24: FMV
                                                              09/16/24 - 09/15/29: FMV
550 International Parkway         10/01/99 - 09/30/09        10/01/09 - 09/30/14: $24.65      $ 2,721             $ 2,820
Lake Mary, FL                 10/01/02 - 09/30/03: $21.50    10/01/14 - 09/30/19: $26.90
                              10/01/03 - 09/30/04: $21.95
                              10/01/04 - 09/30/05: $22.40
                              10/01/05 - 09/30/06: $22.85
                              10/01/06 - 09/30/07: $23.30
                              10/01/07 - 09/30/08: $23.75
                              10/01/08 - 09/30/09: $24.20
600 Business Center Drive         10/01/99 - 09/30/09         10/01/09 - 09/30/14: FMV        $ 2,824             $ 2,921
Lake Mary, FL                 10/01/02 - 09/30/03: $22.45     10/01/14 - 09/30/19: FMV
                              10/01/03 - 09/30/04: $22.90
                              10/01/04 - 09/30/05: $23.35
                              10/01/05 - 09/30/06: $23.80
                              10/01/06 - 09/30/07: $24.25
                              10/01/07 - 09/30/08: $24.70
                              10/01/08 - 09/30/09: $25.15
17 Technology Circle              10/01/99 - 09/30/09        10/01/09 - 09/30/14: $15.06      $ 6,415             $ 6,930
Columbia, SC                  10/01/01 - 09/30/04: $14.06     10/01/14 - 09/30/19: FMV
                              10/01/04 - 09/30/09: $16.17     10/01/19 - 09/30/24: FMV
10300 Kincaid Drive               11/01/99 - 10/31/09      11/01/09 - 10/31/14: 95% of FMV    $ 3,185             $ 3,287
Fishers, IN                   11/01/99 - 10/31/04: $16.50  11/01/14 - 10/31/19: 95% of FMV
                              11/01/04 - 10/31/09: $17.52
6555 Sierra Drive                 02/01/00 - 01/31/10         02/01/10 - 01/31/15: FMV        $ 4,009             $ 4,250
Irving, TX                    02/01/00 - 01/31/05: $16.21     02/01/15 - 01/31/20: FMV
                              02/01/05 - 01/31/10: $18.05
389-399 Interpace Parkway         06/01/00 - 01/31/10        02/01/10 - 01/31/15: $31.00      $ 7,844             $ 8,487
Morris Corporate Center IV    06/01/00 - 01/31/05: $23.06  02/01/15 - 01/31/20: 95% of FMV
Parsippany, NJ                02/01/05 - 01/31/10: $26.49
2000 Eastman Drive                05/01/91 - 04/30/11         05/01/11 - 04/30/16: FMV        $ 2,657             $ 2,790
Milford, OH                   05/01/02 - 04/30/03: $12.31     05/01/16 - 04/30/21: FMV
                              05/01/03 - 04/30/04: $12.57     05/01/21 - 04/30/26: FMV
                              05/01/04 - 04/30/05: $12.84
                              05/01/05 - 04/30/06: $13.11
                              05/01/06 - 04/30/07: $13.39
                              05/01/07 - 04/30/08: $13.73
                              05/01/08 - 04/30/09: $13.97
                              05/01/09 - 04/30/10: $14.27
                              05/01/10 - 04/30/11: $14.57
                                                                                              -------             -------
                                                                                              $36,575             $38,646
                                                                                              -------             -------

                                  ESTIMATED
                                 REAL ESTATE
PROPERTY LOCATION             TAXES ($000) (21)
-----------------             -----------------
OFFICE
2210 Enterprise Drive              $    5
Florence, SC

14040 Park Center Road             $  109
Herndon, VA

15375 Memorial Drive               $  312
Houston, TX

550 International Parkway          $  213
Lake Mary, FL

600 Business Center Drive          $  225
Lake Mary, FL

17 Technology Circle               $    4
Columbia, SC

10300 Kincaid Drive                $   98
Fishers, IN

6555 Sierra Drive                  $  593
Irving, TX

389-399 Interpace Parkway          $  408
Morris Corporate Center IV
Parsippany, NJ
2000 Eastman Drive                 $  424
Milford, OH

                                   ------
                                   $2,391
                                   ------


                                                                                   YEAR                          NET
                                                     TENANT                    CONSTRUCTED/      LAND AREA    RENTABLE
PROPERTY LOCATION                                 (GUARANTOR)                  REDEVELOPED        (ACRES)    SQUARE FEET
-----------------                     ------------------------------------  ------------------   ---------   -----------
INDUSTRIAL
291 Park Center Drive                 Kraft Foods North America, Inc. (14)         2001            25.50        344,700
Winchester, VA
7111 Crabb Road                        TNT Logistics North America, Inc.       1978 & 1993         51.41        752,000
Temperance, MI                                        (14)
                                         (TNT Logistics Holdings B.V.)
                                                   (TPG N.V.)
101 Michelin Drive                     TNT Logistics North America, Inc.    1991 & 1992 & 1993    118.14      1,164,000
Laurens, SC                                           (14)
                                         (TNT Logistics Holdings B.V.)
                                                   (TPG N.V.)
1 Boudreau Road                              TNT Canada, Inc. (16)                 1993             8.62        122,876
St. Albert, Alberta, Canada              (TNT Logistics Holdings B.V.)
                                                   (TPG N.V.)
3600 Southgate Drive                        Sygma Network, Inc. (16)               2000            19.00        149,500
Danville, IL                                  (Sysco Corporation)
224 Harbor Freight Road               Harbor Freight Tools USA, Inc. (16)          2001            74.95        474,473
Dillon, SC                                 (Central Purchasing, Inc.)
590 Ecology Lane                               Owens Corning (16)                  2001            39.52        193,891
Chester, SC
                                                                                                  ------      ---------
                                              Industrial Subtotal                                 337.14      3,201,440
                                                                                                  ------      ---------

                                                     Total                                        511.30      5,515,221
                                                                                                  ======      =========


                                                                                                       2003          2003 (E)
                                          BASE LEASE TERM AND                  TENANT                 MINIMUM     STRAIGHT-LINE
                                         ANNUAL RENTS PER NET                  RENEWAL                 CASH           RENTAL
PROPERTY LOCATION                        RENTABLE SQUARE FOOT                  OPTIONS              RENT ($000)   REVENUE ($000)
-----------------                     ---------------------------  -------------------------------  -----------   --------------
INDUSTRIAL
291 Park Center Drive                     06/01/01 - 05/31/11      06/01/11 - 05/31/16: 95% of FMV    $ 1,420        $ 1,515
Winchester, VA                        06/01/01 - 05/31/06: $4.12      06/01/16 - 05/31/21: FMV
                                      06/01/06 - 05/31/11: $4.67
7111 Crabb Road                           08/05/02 - 08/04/12         08/05/12 - 08/04/17: FMV        $ 2,078        $ 2,161
Temperance, MI                        08/05/02 - 08/04/08: $2.76           capped at $2.34
                                      08/05/08 - 08/04/12: $3.04      08/05/17 - 08/04/22: FMV
                                                                           capped at $2.34
                                                                      08/05/22 - 08/04/27: FMV
                                                                           capped at $2.34
                                                                      08/05/27 - 08/04/32: FMV
                                                                           capped at $2.34
101 Michelin Drive                        08/05/02 - 08/04/12         08/05/12 - 08/04/17: FMV        $ 3,103        $ 3,227
Laurens, SC                           08/05/02 - 08/04/08: $2.68           capped at $2.25
                                      08/05/08 - 08/04/12: $2.95      08/05/17 - 08/04/22: FMV
                                                                           capped at $2.25
                                                                      08/05/22 - 08/04/27: FMV
                                                                           capped at $2.25
                                                                      08/05/27 - 08/04/32: FMV
                                                                           capped at $2.25
1 Boudreau Road                           08/05/02 - 08/04/12        08/05/12 - 08/04/16: $2.85       $   319        $   331
St. Albert, Alberta, Canada           08/05/02 - 08/04/08: $2.59     08/05/17 - 08/04/22: $2.85
                                      08/05/08 - 08/04/12: $2.85     08/05/22 - 08/04/26: $2.85
                                                                     08/05/26 - 08/04/30: $2.85
3600 Southgate Drive                      10/15/00 - 10/31/15        11/01/15 - 10/31/20: $6.87       $   933        $   933
Danville, IL                          10/15/00 - 10/31/15: $6.24     11/01/20 - 10/31/25: $6.87
224 Harbor Freight Road                   12/05/01 - 12/04/16        12/05/16 - 12/04/21: $4.61       $ 1,642        $ 1,812
Dillon, SC                            12/05/01 - 12/04/06: $3.46     12/05/21 - 12/04/26: $5.07
                                      12/05/06 - 12/04/11: $3.81     12/05/26 - 12/04/31: $5.57
                                      12/05/11 - 12/04/16: $4.19     12/05/31 - 12/04/36: $6.13
590 Ecology Lane                          01/01/01 - 12/31/20        01/01/21 - 12/31/25: $6.41       $ 1,619        $ 1,619
Chester, SC                           01/01/01 - 12/31/20: $8.35     01/01/26 - 12/31/30: $7.08
                                                                                                      -------        -------
                                                                                                      $11,114        $11,598
                                                                                                      -------        -------
                                                                                                      $47,689        $50,244
                                                                                                      =======        =======


                                          ESTIMATED
                                         REAL ESTATE
PROPERTY LOCATION                     TAXES ($000) (21)
-----------------                     -----------------
INDUSTRIAL
291 Park Center Drive                      $    0
Winchester, VA
7111 Crabb Road                            $  100
Temperance, MI
101 Michelin Drive                         $  383
Laurens, SC
1 Boudreau Road                            $   19
St. Albert, Alberta, Canada
3600 Southgate Drive                       $  143
Danville, IL
224 Harbor Freight Road                    $   31
Dillon, SC
590 Ecology Lane                           $    4
Chester, SC
                                           ------
                                           $  680
                                           ------
                                           $3,071
                                           ======

---------------
 (E) Estimated

(13) The Company has a 22.7% economic interest in the entity which owns this property.
(14) The Company has a 33 1/3% economic interest in the entity which owns this property.

(15) The Company has a 40% economic interest in the entity which owns this property.

(16) The Company has a 99% economic interest in the entity which owns this property.

(17) The joint venture has operating expense stops on this property of $1,264.

(18) The joint venture has operating expense stops on this property of $768.

(19) The joint venture operates these investments as a single property.

(20) The tenant expanded the premises by 107,894 square feet in 2001.

(21) The non-consolidated entities recognized $631 in real estate taxes in 2002, gross of any expense stops.

FMV = Fair Market Value

CPI = Consumer Price Index

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

ITEM 4A.  EXECUTIVE OFFICERS AND TRUSTEES OF THE REGISTRANT

     The following sets forth certain information relating to the executive officers and trustees of the Company:

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
E. ROBERT ROSKIND....................  Mr. Roskind has served as the Chairman of the Board of
  Age 58                               Trustees since October 1993 and was Co-Chief Executive
                                       Officer of the Company until January 2003. He founded The
                                       LCP Group, L.P., a real estate advisory firm, in 1973 and
                                       has been its Chairman since 1976. The LCP Group, L.P. has
                                       been the general partner of various limited partnerships
                                       with which the Company has had prior dealings. Mr. Roskind received his B.S. in 1966 from the University of
                                       Pennsylvania and is a 1969 Harlan Fiske Stone Graduate of
                                       the Columbia Law School. He has been a member of the Bar of the State of New York since 1970. He is on the Board of
                                       Directors of Clarion CMBS Value Fund, Inc.

RICHARD J. ROUSE.....................  Mr. Rouse has served as Chief Investment Officer of the
  Age 57                               Company since January 2003 and as a trustee of the Company since October 1993. He served as President of the Company
                                       from October 1993 to April 1996, was Co-Chief Executive
                                       Officer of the Company from October 1993 until January 2003, and since April 1996 has served as Vice Chairman of the
                                       Board of Trustees. Mr. Rouse graduated from Michigan State
                                       University in 1968 and received his M.B.A. in 1970 from the
                                       Wharton School of Finance and Commerce of the University of
                                       Pennsylvania.

T. WILSON EGLIN......................  Mr. Eglin has served as Chief Executive Officer of the
  Age 38                               Company since January 2003, Chief Operating Officer since
                                       October 1993, President since April 1996 and as a trustee
                                       since May 1994. He served as Executive Vice President from
                                       October 1993 to April 1996. Mr. Eglin received his B.A. from
                                       Connecticut College in 1986.

PATRICK CARROLL......................  Mr. Carroll has served as Chief Financial Officer of the
  Age 39                               Company since May 1998, Treasurer since January 1999 and
                                       Executive Vice President since January 2003. Prior to
                                       joining the Company, Mr. Carroll was, from 1993 to 1998, a
                                       Senior Manager in the real estate practice of Coopers &
                                       Lybrand L.L.P., a public accounting firm. Mr. Carroll
                                       received his B.B.A. from Hofstra University in 1986, his
                                       M.S. in Taxation from C.W. Post in 1995, and is a Certified
                                       Public Accountant.

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
WILLIAM N. CINNAMOND, JR. ...........  Mr. Cinnamond has served as Senior Vice President and head
  Age 54                               of asset management since September 2001. Prior to joining the Company, Mr. Cinnamond served as Vice President and
                                       Office/Industrial Real Estate Asset Management Sector Head
                                       for J.P. Morgan Fleming Asset Management, Inc. from 1989 to
                                       2001. Mr. Cinnamond graduated from Boston University in 1970 and received his M.B.A. from Syracuse University in 1972.

PAUL R. WOOD.........................  Mr. Wood has served as Vice President, Chief Accounting
  Age 43                               Officer and Secretary of the Company since October 1993. Mr.
                                       Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.

JANET M. KAZ.........................  Ms. Kaz has served as Vice President of the Company since
  Age 39                               May 1995 and as Asset Manager since October 1993. Ms. Kaz
                                       received her B.A. from Muhlenberg College in 1985.

GEORGE P. WILSON.....................  Mr. Wilson has served as Vice President of the Company since
  Age 42                               December 2000 and as an Asset Manager since May 1999. Prior to joining the Company, Mr. Wilson was the Asset Manager for
                                       American Real Estate Partners, L.P., a publicly traded net lease real estate partnership from 1994 to 1999. He received his B.A. from Columbia College in 1983 and a M.S. in Real
                                       Estate Development from Columbia University in 1986.

PHILIP L. KIANKA.....................  Mr. Kianka has served as Vice President of the Company and
  Age 46                               as an Asset Manager since 1997. Mr. Kianka received his B.A.
                                       from Clemson University in 1978 and his M.A. from Clemson
                                       University in 1981.

NATASHA ROBERTS......................  Ms. Roberts has served as Vice President and as a member of
  Age 36                               the acquisition department of the Company since 1997. Prior to joining the Company, Ms. Roberts worked for Net Lease
                                       Partners Realty Advisors, a real estate advisory firm and an affiliate of Mr. Roskind from January 1995 to January 1997.
                                       Ms. Roberts received her B.F.A. from New York University in
                                       1989.

BRENDAN P. MULLINIX..................  Mr. Mullinix has served as a Vice President of the Company
  Age 28                               since February 2000 and as a member of the acquisitions
                                       department since October 1996. He received his B.A. from
                                       Columbia University in 1996.

GEOFFREY DOHRMANN....................  Mr. Dohrmann has served as a trustee since August 2000. Mr.
  Age 52                               Dohrmann co-founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987
                                       and is currently its Chairman and Chief Executive Officer.
                                       Mr. Dohrmann also belongs to the advisory boards for the
                                       National Real Estate Index, The Journal of Real Estate
                                       Portfolio Management and Center for Real Estate Enterprise
                                       Management. He is also a fellow of the Homer Hoyt Institute and holds the Counselors of Real Estate (CRE) designation.

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
CARL D. GLICKMAN.....................  Mr. Glickman has served as a trustee since May 1994. He has
  Age 76                               been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the
                                       Board of Directors of Alliance Tire & Rubber Co., Ltd., Bear
                                       Stearns Companies, Inc., and Jerusalem Economic Corporation
                                       Ltd.

JACK A. SHAFFER......................  Mr. Shaffer has served as a trustee since April 2002. Mr.
  Age 73                               Shaffer is the Principal, Co-Founder and Chairman of Jack A.
                                       Shaffer & Company LLC, a real estate investment advisory
                                       firm. Prior to starting Jack A. Shaffer & Company LLC in
                                       2000, Mr. Shaffer served as Principal and Managing Director of International Relations for Sonnenblock-Goldman Company.
                                       Mr. Shaffer is a Governor and Trustee of the Urban Land
                                       Institute.

SETH M. ZACHARY......................  Mr. Zachary has served as a trustee since November 1993.
  Age 50                               Since 1987, he has been a partner, and is currently the
                                       Chairman, of the law firm Paul, Hastings, Janofsky & Walker
                                       LLP, counsel to the Company.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     The common shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the closing high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

FOR THE QUARTERS ENDED:                                         HIGH        LOW
-----------------------                                       --------    --------
December 31, 2002...........................................  $16.3500    $13.2500
September 30, 2002..........................................   16.8700     14.9000
June 30, 2002...............................................   16.5300     15.0000
March 31, 2002..............................................   16.0000     14.2100

December 31, 2001...........................................  $15.7000    $13.7000
September 30, 2001..........................................   15.4800     13.0000
June 30, 2001...............................................   15.5500     12.7700
March 31, 2001..............................................   13.4375     11.8125

     The closing price of the common shares of the Company was $17.00 on March 20, 2003.

     As of March 20, 2003, the Company had 3,261 common shareholders of record.

     Dividends. The Company has made quarterly distributions since October 1986 without interruption.

     The dividends paid in each quarter for the last five years are as follows:

QUARTERS ENDED                                     2002    2001    2000    1999    1998
--------------                                     -----   -----   -----   -----   -----
March 31,    ....................................  $0.33   $0.31   $0.30   $0.30   $0.29
June 30,    .....................................  $0.33   $0.32   $0.30   $0.30   $0.29
September 30,    ................................  $0.33   $0.32   $0.31   $0.30   $0.29
December 31,    .................................  $0.33   $0.32   $0.31   $0.30   $0.30

     The Company's current quarterly dividend rate is $0.335 per share, or $1.34 per share on an annualized basis.

     Following is a summary of the average taxable nature of the Company's dividends for the three years ended December 31:

                                                         2002       2001       2000
                                                        -------    -------    -------
Total dividends per share.............................  $  1.32    $  1.27    $  1.22
                                                        =======    =======    =======
Ordinary income.......................................    77.89%     95.46%     87.78%
Short-term capital gain...............................     2.27         --         --
20% rate gain.........................................     4.12         --       8.48
25% rate gain.........................................     5.65         --       3.74
Percent non-taxable as return of capital..............    10.07       4.54         --
                                                        -------    -------    -------
                                                         100.00%    100.00%    100.00%
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

     The Company does not believe that the financial covenants contained in its unsecured revolving credit agreement and secured indebtedness will have any adverse impact on the Company's ability to pay dividends in the normal course of business to its common shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.

     The Company maintains a dividend reinvestment program pursuant to which common shareholders may elect to automatically reinvest their dividends to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program. Under this program none of the common shares issued were purchased on the open market. As of December 31, 2002 approximately 4.3 million common shares are enrolled in the dividend reinvestment program.

     Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2002, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                                                     NUMBER OF SECURITIES
                                                                                   REMAINING AVAILABLE FOR
                                     NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                      TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                         EXERCISE OF         EXERCISE PRICE OF         PLANS (EXCLUDING
                                     OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                     WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
           PLAN CATEGORY                     (A)                    (B)                      (C)
           -------------             --------------------   --------------------   -----------------------
Equity compensation plans approved
  by security holders..............       1,233,057                $13.39                 1,584,749
Equity compensation plans not
  approved by security holders.....              --                    --                        --
                                           --------                ------                  --------
          Total....................       1,233,057                $13.39                 1,584,749
                                           ========                ======                  ========

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2002. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000's, except per share data)

                                          2002       2001       2000       1999        1998
                                        --------   --------   --------   ---------   ---------
Total revenues........................  $100,619   $ 82,862   $ 80,005   $  77,300   $  65,117
Operating expenses, including minority
  interest............................   (70,851)   (61,656)   (61,012)    (61,080)    (48,433)
Transactional expenses................        --         --         --          --        (559)
Gain (loss) on sale of properties.....     1,172         --      2,959       5,127        (388)
Income before extraordinary items.....    30,940     21,206     21,952      21,347      15,737
Extraordinary items...................      (345)    (3,144)        --          --          --
Net income............................    30,595     18,062     21,952      21,347      15,737
Income before extraordinary items per
  common share-basic..................      1.12       0.95       1.15        1.11        0.79
Income before extraordinary items per
  common share-diluted................      1.10       0.93       1.10        1.08        0.78
Net income per common share-basic.....      1.11       0.79       1.15        1.11        0.79
Net income per common share-diluted...      1.09       0.77       1.10        1.08        0.78
Cash dividends declared per common
  share...............................      1.32       1.29       1.23        1.20        1.18
Net cash provided by operating
  activities..........................    58,129     44,852     41,175      39,783      32,380
Net cash used in investing
  activities..........................  (106,030)   (64,321)   (38,549)    (64,942)   (111,080)
Net cash provided by (used in)
  financing activities................    46,135     28,540     (6,671)     22,912      86,144
Ratio of earnings to combined fixed
  charges and preferred dividends.....      1.88       1.57       1.55        1.58        1.51
Real estate assets, net...............   779,150    714,047    584,198     606,592     609,717
Investments in non-consolidated
  entities............................    54,261     48,764     40,836      11,523          --
Total assets..........................   902,471    822,153    668,377     656,481     647,007
Mortgages and notes payable...........   491,517    455,771    387,326     372,254     354,281
Funds from operations(1)..............    62,163     50,270     46,316      40,652      35,141
Rent received below straight-line
  rent................................     2,426      2,755      2,804       2,054       2,411

---------------
(1) The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company included in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes which were redeemed by the Company in 2001. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

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

     As of December 31, 2002, the Company owned or had interests in 103 real estate properties. During 2002, the Company purchased 9 properties, including non-consolidated investments, for $148.0 million.

     During 2002, the Company sold 5 properties (including a 77.3% interest in a property) and one building in the Palm Beach Gardens, Florida property for $20.8 million, which resulted in an aggregate gain of approximately $1.2 million. During 2001, the Company sold one property for $4.1 million which approximated book value.

CRITICAL ACCOUNTING POLICIES

     The Company's accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of the Company's financial condition and results of operations and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

     Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" (SFAS No.13). SFAS No.13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

     Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

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

     The Company's current $60.0 million variable rate unsecured revolving credit facility, which is scheduled to expire in March 2004, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 2002, $31.0 million was outstanding at an interest rate of 3.20%. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized.

     Since its formation in 1993, the Company has raised, through the issuance of common shares, preferred shares and OP Units, aggregate capital of approximately $234.5 million for the purposes of making acquisitions and retiring indebtedness. In addition, the Company has purchased $109.8 million in real estate through the direct issuance of its common shares and OP Units.

     During 2002, the Company completed a 2.7 million common share offering at $15.85 per share raising $40.5 million of net proceeds. The proceeds were used to repay debt and fund acquisitions.

     Dividends. In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources. Since cash used to pay dividends reduces amounts available for capital investments, the Company generally intends to maintain a conservative dividend payout ratio as a percentage of FFO, reserving such amounts as it considers necessary for the maintenance or expansion of properties in its portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Board of Trustees considers appropriate.

     Dividends paid to common shareholders increased to $35.8 million in 2002, compared to $25.0 million in 2001 and $20.8 million in 2000. The Company's dividend and distribution FFO payout ratio, on a per share basis, for 2002, 2001, and 2000 was 70.2%, 71.3% and 69.3% respectively.

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

     Kmart, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company acquired the property in 1998 by assuming a non-recourse mortgage of $42.2 million, issuing operating partnership units valued at $18.9 million and paying $2.8 million in cash. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual net rents are presently $9.4 million. Rents are paid semi-annually in arrears. The property is encumbered by a non-recourse first mortgage, bearing imputed interest at 7% per annum with an outstanding balance of $25.6 million at December 31, 2002.

     Annual debt service on this non-recourse mortgage, which fully amortizes by maturity on October 1, 2007, is $6.2 million. Accordingly, this property currently provides after debt service cash flow to the Company of $3.2 million.

     The property is a warehouse distribution facility utilized in Kmart's logistical operation. As of December 31, 2002 the Company had $7.3 million in accounts receivable from Kmart (including $2.0 million in straight-line rents and $2.6 million in pre-petition rent). Kmart is current in its rental obligation to the Company since filing for bankruptcy and the next rental payment is due April 1, 2003.

     The Company believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $58.1 million for 2002 from $44.9 million for 2001 and $41.2 million for 2000.

     Net cash used in investing activities totaled $106.0 million in 2002, $64.3 million in 2001 and $38.5 million in 2000. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions. In connection with the acquisition of the Net Partnerships, the Company acquired $3.8 million of cash in 2001.

     Net cash provided by (used in) financing activities totaled $46.1 million in 2002, $28.5 million in 2001 and $(6.7) million in 2000. Cash provided by (used in) financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments, debt service payments and the repurchase of the Company's common shares/operating partnership units.

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

     The following table provides certain information with respect to such partnership interests as of December 31, 2002 (assuming the Company's annual dividend rate remains at the current $1.34 per share).

                                                                                             TOTAL
                                                                             CURRENT        CURRENT
                                                     TOTAL                  ANNUALIZED     ANNUALIZED
REDEEMABLE FOR                                      NUMBER     AFFILIATE     PER UNIT     DISTRIBUTION
COMMON SHARES:                                     OF UNITS      UNITS     DISTRIBUTION      ($000)
--------------                                     ---------   ---------   ------------   ------------
At any time......................................  3,499,108   1,401,159      $1.34          $4,689
At any time......................................  1,254,152     120,374       1.08           1,354
At any time......................................    114,059      52,144       1.12             128
January 2003.....................................     17,901          --         --              --
December 2003....................................      1,341          --       1.34               2
March 2004.......................................     43,734          --       0.27              12
March 2004.......................................     19,510          --         --              --
November 2004....................................     24,552       2,856         --              --
March 2005.......................................     29,384          --         --              --
January 2006.....................................    171,168         416         --              --
February 2006....................................     28,230       1,743         --              --
May 2006.........................................      9,368          --       0.29               3
November 2006....................................     44,858      44,858       1.34              60
                                                   ---------   ---------      -----          ------
                                                   5,257,365   1,623,550      $1.19          $6,248
                                                   =========   =========      =====          ======

     Affiliate units, which are included in total units, represent OP Units held by two executive officers (including their affiliates) of the Company.

FINANCING

     Revolving Credit Facility. The Company's $60.0 million unsecured credit facility, which expires March 2004, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt, and has an interest rate period of one, three, or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. As of December 31, 2002, $31.0 million was outstanding and $24.8 million was available to be drawn. The Company had six outstanding letters of credit aggregating $4.2 million which expire in 2003 ($0.3 million), 2004 ($0.6 million), 2005 ($2.5 million), 2007 ($0.4 million) and 2010 ($0.4 million).

     Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2002, a total of 66 of the Company's 87 consolidated properties were subject to outstanding mortgages which had an aggregate principal amount of $448.0 million. As of December 31, 2002 the weighted average interest rate on the Company's outstanding mortgages, including line of credit borrowings and other corporate debt, was approximately 6.95%. The scheduled principal amortization payments for the next five years are as follows: $17.4 million in 2003; $17.7 million in 2004; $16.1 million in 2005, $14.5 million in 2006 and $15.3 million in 2007. Approximate balloon payment amounts, having a weighted average interest rate of 6.74%, excluding line of credit borrowings and other corporate debt, due the next five years are as follows: $0 million in 2003; $14.4 million in 2004; $76.6 million in 2005, $0 in 2006 and $0 in 2007. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

     Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For five of the properties, the Company has a level of property operating expense responsibility and a sixth obligates the Company to pay real estate taxes in 2003 and for the tenant to be responsible thereafter. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

     The Company's tenants pay the rental obligations on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligations for each of the next five years is $0.9 million.

     Origination Fees Payable. In connection with certain acquisitions, the Company assumed obligations ($2.2 million in principal plus accrued interest) which bear interest on the outstanding principal balances only at rates ranging from 12.3% to 19.0%. The scheduled annual payments for the next five years are as follows: $0.4 million in 2003; $0.4 million in 2004; $0.4 million in 2005; $0.7 million in 2006 and $0.9 million in 2007. As of December 31, 2002, $6.6 million is outstanding of which $3.4 million is due to two executive officers of the Company.

     Shares Repurchase. The Company's Board of Trustees has authorized the Company to repurchase, from time to time, up to 2.0 million common shares and operating partnership units depending on market conditions and other factors. As of December 31, 2002, the Company had repurchased approximately 1.4 million common shares and operating partnership units, at an average price of approximately $10.55 per common share/unit. No common shares or units were repurchased in 2002.

RESULTS OF OPERATIONS ($000)

                                                                                  INCREASE
                                                                                 (DECREASE)
                                                                            ---------------------
SELECTED INCOME STATEMENT DATA                 2002      2001      2000     2002-2001   2001-2000
------------------------------               --------   -------   -------   ---------   ---------
Total revenues.............................  $100,619   $82,862   $80,005    $17,757     $2,857
Total expenses.............................    64,975    56,272    54,997      8,703      1,275
  Interest.................................    33,502    29,732    29,581      3,770        151
  Depreciation and amortization of real
     estate................................    21,480    18,312    17,513      3,168        799
  General & administrative.................     5,741     4,952     4,902        789         50
  Property operating.......................     2,357     1,636     1,504        721        132
Gains on sale..............................     1,172        --     2,959      1,172     (2,959)
Extraordinary items........................      (345)   (3,144)       --     (2,799)     3,144
Net income.................................    30,595    18,062    21,952     12,533     (3,890)

COMPARISON OF 2002 TO 2001

     Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002 of $17.8 million, $15.5 million is primarily attributable to rental revenue from properties purchased in 2001 (primarily the purchase of properties from Net 1 L.P. and Net 2 L.P. in November 2001) and owned in 2002 ($14.8 million) and properties purchased in 2002 ($2.9 million) offset by a reduction in rental revenue from a decrease in overall portfolio occupancy from 99.7% to 99.2% ($0.3 million) and property sales ($2.0 million). Of the remaining $2.3 million in revenue growth in 2002, $1.8 million was attributable to an increase in earnings from non-consolidated entities and $0.5 million was attributable primarily to higher interest earned due to greater cash balances carried. The $3.8 million increase in interest expense due to the growth of the Company's portfolio has been partially offset by a reduction in the weighted average interest rate from 7.28% for the year ended December 31, 2001 to 6.95% for the year ended December 31, 2002 due to debt refinancings, scheduled principal amortization payments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses, which increased in absolute dollars due to the acquisition of properties from Net 1 L.P. and Net 2 L.P., decreased to 5.7% of revenue in 2002 compared with 6.0% in 2001. Property operating expenses increased due to the vacancy of one property in the third quarter of 2001, which resulted in the Company incurring property level operating expenses which normally are the responsibility of the tenant, two properties in which the Company has a level of operating expense responsibility and an estimate of expenses for the Kmart property. Net income increased in 2002 due to the impact of items discussed above plus $1.2 million in gains on sale of properties and a net reduction of $2.8 million in extraordinary charges related to the retirement of debt.

     The Company's non-consolidated entities had aggregate net income of $14.1 million in 2002 compared with $10.2 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $7.7 million in 2002 attributable to the acquisition of properties, the expansion of an existing property and the joint venturing of a single property in 2002. Advisory fee income increased by $0.3 million in 2002 due to the timing of transactions which generate acquisition fees. These revenue sources were partly offset by an increase in (i) interest expense of $2.5 million in 2002 due to partially funding third quarter 2002 and fourth quarter 2001 acquisitions with the use of non-recourse mortgage debt and the joint venturing of a single property in 2002, and (ii) depreciation expense of $1.5 million in 2002 due to more depreciable assets owned.

     The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees when such properties are acquired by joint venture or advisory programs, growth in net income is dependent on index adjusted rents (7 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($78.4 million as of December 31, 2002 at a weighted average interest rate of 3.88%) and tenant monetary defaults. Effective January 1, 2003 the Company converted its non-voting interest in LRA to a 99% voting interest and accordingly LRA will be consolidated for financial reporting purposes instead of being treated under the equity method as it currently is. Had LRA been consolidated historically, general and administrative expenses as a percentage of revenue would have been 6.6%, 6.9%, and 7.4% for the years ended December 31, 2002, 2001 and 2000, respectively.

COMPARISON OF 2001 TO 2000

     Of the increase in total revenues in 2001 of $2.9 million, $1.5 million is attributable to increased earnings from non-consolidated entities established in 1999. The remaining revenue growth in 2001 was primarily attributable to increased rental revenues from the purchase of Net 1 L.P. and Net 2 L.P. in November 2001 ($1.3 million). The increase in interest expense due to the growth of the Company's portfolio has been partially offset by a reduction in the weighted average interest rate from 7.79% at December 31, 1999 to 7.28% at December 31, 2001 due to debt refinancings, repayments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have remained constant in 2001 in absolute dollars and decreased to 6.0% of revenue in 2001 compared to 6.1% of revenue in 2000 due to the growth of the Company's portfolio relative to these expenses. The increase in property operating expenses in 2001 relates to costs incurred relating to two properties that became vacant in 2001, which resulted in the Company incurring property level operating expenses which normally are the responsibility of the tenant, and a third property in which the Company has a level of expense responsibility. Net income decreased in 2001 due to the impact of items discussed above offset by the incurring of a $3.1 million extraordinary charge for early extinguishment of debt and a $3.0 million reduction in gains on sales of properties.

     The Company's non-consolidated entities had aggregate net income of $10.2 million in 2001 and $4.8 million in 2000. The increase in net income is primarily attributable to an increase in rental income of $21.1 million in 2001 attributable to acquisition of properties and expansion of an existing property. Advisory fee income, which includes acquisition and asset management fees, decreased by $0.5 million in 2001 due to the reduction in the amount of acquisitions made by LAC in 2001 compared to 2000 which was partially offset by acquisitions made by the private investment fund client in 2001. These revenue sources were partly offset by an increase in (i) interest expense of $9.0 million in 2001 due to increased acquisition leverage, (ii) depreciation expense of $4.0 million in 2001 due to more depreciable assets owned and (iii) property operating/general and administrative expenses of $2.2 million in 2001 due to an increase in the asset base and advisory accounts.

FUNDS FROM OPERATIONS

     The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the October 1999 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (or loss), computed in accordance with generally accepted accounting principles ("GAAP"), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures." The Company included in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes, which were fully satisfied in 2001. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

     The following table reflects the calculation of the Company's FFO and cash flow activities for each of the years in the three year period ended December 31, 2002 ($000):

                                                                2002       2001        2000
                                                              --------   --------    --------
Net income..................................................  $ 30,595   $ 18,062    $ 21,952
  Depreciation and amortization of real estate..............    21,480     18,312      17,513
  Minority interests' share of net income...................     5,627      5,215       5,772
  Gain on sale of properties................................    (1,172)        --      (2,959)
  Amortization of leasing commissions.......................       677        769         503
  Deemed conversion of notes payable........................        --      1,000       1,582
  Joint venture adjustment-depreciation.....................     4,611      3,768       1,953
  Extraordinary item........................................       345      3,144          --
                                                              --------   --------    --------
     Funds From Operations..................................  $ 62,163   $ 50,270    $ 46,316
                                                              ========   ========    ========
Cash flows from operating activities........................  $ 58,129   $ 44,852    $ 41,175
Cash flows used in investing activities.....................  (106,030)   (64,321)    (38,549)
Cash flows from (used in) financing activities..............    46,135     28,540      (6,671)

     The Company's dividend and distribution FFO payout ratio, on a per share basis, was 70.2%, 71.3% and 69.3% for the years ended December 31, 2002, 2001 and 2000 respectively.

RECENTLY ISSUED ACCOUNTING STANDARDS

     The Company's adoption of SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," had no impact of the Company's consolidated financial position or results of operations. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4 which required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company will adopt the provisions of SFAS No. 145 effective January 1, 2003. Had the statement been adopted earlier, the extraordinary items recorded in 2002 and 2001 would have been eliminated and the charges would have been reflected in interest expense. In July 2002, the FASB issued SFAS No. 146 which requires that exit or disposal costs be recorded when incurred and be measured at fair value. SFAS No. 146 is effective for an exit or disposal activity initiated after December 31, 2002. The Company does not expect that this statement will have any effect on the Company's consolidated results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that absorb the majority of another entity's expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests, which are ownership, contractual, or other economic interests in an entity, consolidate the variable interest entity. The consolidation requirements apply to all variable interest entities created after January 31, 2003 and all other existing entities beginning July 1, 2003. The Company has not determined the impact the adoption of FIN 46 will have on its consolidated results of operations or financial position. However, it is possible that the adoption of FIN 46 will require the Company to consolidate its Florence joint venture. Financial information for this joint venture is included in Footnote 5 of the Company's financial statements.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material effect to the Company's financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to its variable rate debt. As of December 31, 2002 and 2001 the Company's variable rate indebtedness represented 15.9% and 12.7%, respectively, of total mortgages and notes payable. During 2002 and 2001, this variable rate indebtedness had a weighted average interest rate of 4.12% and 6.56%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $0.8 million and $0.3 million in 2002 and 2001, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     37
Consolidated Balance Sheets as of December 31, 2002 and
  2001......................................................     38
Consolidated Statements of Income for the years ended
  December 31, 2002, 2001 and 2000..........................     39
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2002, 2001 and 2000......     40
Consolidated Statements of Cash Flows for the years ended
  December 31, 2002, 2001 and 2000..........................     41
Notes to Consolidated Financial Statements..................  42-64
Financial Statement Schedule
Schedule III -- Real Estate and Accumulated Depreciation....  65-66

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

LOGO

New York, New York
January 28, 2003, except
as to note 18 which
is as of March 15, 2003

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        ($000 EXCEPT PER SHARE AMOUNTS)
                                  DECEMBER 31,

                                                                2002       2001
                                                              --------   --------
                                ASSETS
Real estate, at cost
  Buildings and building improvements.......................  $770,375   $702,494
  Land and land estates.....................................   131,496    116,795
  Land improvements.........................................     3,154      3,154
  Fixtures and equipment....................................     8,345      8,345
                                                              --------   --------
                                                               913,370    830,788
  Less: accumulated depreciation............................   134,220    116,741
                                                              --------   --------
                                                               779,150    714,047
Investment in and advances to non-consolidated entities.....    54,261     48,764
Cash and cash equivalents...................................    12,097     13,863
Deferred expenses (net of accumulated amortization of $6,269
  in 2002 and $4,411 in 2001)...............................     8,168      8,875
Rent receivable.............................................    23,650     19,026
Other assets, net...........................................    25,145     17,578
                                                              --------   --------
                                                              $902,471   $822,153
                                                              ========   ========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable.................................  $460,517   $445,771
Credit facility borrowings..................................    31,000     10,000
Origination fees payable, including accrued interest........     6,565      6,636
Accounts payable and other liabilities......................     8,003      5,489
Accrued interest payable....................................     2,755      1,507
                                                              --------   --------
                                                               508,840    469,403
Minority interests..........................................    56,846     57,859
                                                              --------   --------
                                                               565,686    527,262
                                                              --------   --------
Commitments and contingencies (notes 6, 8 and 12)
Preferred shares, par value $0.0001 per share; authorized
  10,000,000 shares. Class A Senior Cumulative Convertible
  Preferred, liquidation preference $25,000, 2,000,000
  shares issued and outstanding in 2001.....................        --     24,369
                                                              --------   --------
Common shares, par value $0.0001 per share; 287,888 shares
  issued and outstanding, liquidation preference $3,886.....     3,809      3,809
                                                              --------   --------
Shareholders' equity:
  Common shares, par value $0.0001 per share, authorized
     80,000,000 shares, 29,742,160 and 24,219,409 shares
     issued and outstanding in 2002 and 2001,
     respectively...........................................         3          2
  Additional paid-in-capital................................   414,989    342,161
  Deferred compensation, net................................    (1,766)    (1,641)
  Accumulated distributions in excess of net income.........   (77,777)   (71,836)
                                                              --------   --------
                                                               335,449    268,686
  Less: notes receivable from officers/shareholders.........    (2,473)    (1,973)
                                                              --------   --------
          Total shareholders' equity........................   332,976    266,713
                                                              --------   --------
                                                              $902,471   $822,153
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                           2002          2001          2000
                                                        -----------   -----------   -----------
Revenues:
  Rental..............................................  $    93,884   $    78,402   $    76,824
  Equity in earnings of non-consolidated entities.....        5,079         3,328         1,851
  Interest and other..................................        1,656         1,132         1,330
                                                        -----------   -----------   -----------
                                                            100,619        82,862        80,005
                                                        -----------   -----------   -----------
Expenses:
  Interest expense....................................       33,502        29,732        29,581
  Depreciation and amortization of real estate........       21,480        18,312        17,513
  Amortization of deferred expenses...................        1,895         1,640         1,497
  General and administrative expenses.................        5,741         4,952         4,902
  Property operating expenses.........................        2,357         1,636         1,504
                                                        -----------   -----------   -----------
                                                             64,975        56,272        54,997
                                                        -----------   -----------   -----------
Income before gain on sale of properties, minority
  interests and extraordinary items...................       35,644        26,590        25,008
Gain on sale of properties............................        1,172            --         2,959
                                                        -----------   -----------   -----------
Income before minority interests and extraordinary
  items...............................................       36,816        26,590        27,967
Minority interests....................................        5,876         5,384         6,015
                                                        -----------   -----------   -----------
Income before extraordinary items.....................       30,940        21,206        21,952
Extraordinary items...................................          345         3,144            --
                                                        -----------   -----------   -----------
     Net income.......................................  $    30,595   $    18,062   $    21,952
                                                        ===========   ===========   ===========
Income per common share -- basic:
Income before extraordinary items.....................  $      1.12   $      0.95   $      1.15
Extraordinary items...................................        (0.01)        (0.16)           --
                                                        -----------   -----------   -----------
     Net income.......................................  $      1.11   $      0.79   $      1.15
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............   27,026,789    19,522,323    16,900,039
                                                        ===========   ===========   ===========
Income per common share -- diluted:
Income before extraordinary items.....................  $      1.10   $      0.93   $      1.10
Extraordinary items...................................        (0.01)        (0.16)           --
                                                        -----------   -----------   -----------
     Net income.......................................  $      1.09   $      0.77   $      1.10
                                                        ===========   ===========   ===========
Weighted average diluted common shares outstanding....   32,602,069    19,862,880    24,714,219
                                                        ===========   ===========   ===========

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                                                     ACCUMULATED       NOTES
                                                       ADDITIONAL     DEFERRED      DISTRIBUTIONS    RECEIVABLE        TOTAL
                                 NUMBER OF              PAID-IN     COMPENSATION,   IN EXCESS OF     OFFICERS/     SHAREHOLDERS'
                                   SHARES     AMOUNT    CAPITAL          NET         NET INCOME     SHAREHOLDERS      EQUITY
                                 ----------   ------   ----------   -------------   -------------   ------------   -------------
Balance at December 31, 1999...  16,905,285     $2      $240,339       $  (701)       $(60,852)       $(1,991)       $176,797
Net income.....................          --     --            --            --          21,952             --          21,952
Dividends paid to common
  shareholders ($1.22 per
  share).......................          --     --            --            --         (20,765)            --         (20,765)
Dividends paid to preferred
  shareholders ($1.281 per
  share).......................          --     --            --            --          (2,562)            --          (2,562)
Common shares issued, net......     353,494     --         3,866          (664)             --             --           3,202
Amortization of deferred
  compensation.................          --     --            --           346              --             --             346
Common shares repurchased and
  retired......................    (395,385)    --        (4,093)           --              --             --          (4,093)
Repayments on notes............          --     --            --            --              --              8               8
                                 ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 2000...  16,863,394      2       240,112        (1,019)        (62,227)        (1,983)        174,885
Net income.....................          --     --            --            --          18,062             --          18,062
Dividends paid to common
  shareholders ($1.27 per
  share).......................          --     --            --            --         (25,004)            --         (25,004)
Dividends paid to preferred
  shareholders ($1.3335 per
  share).......................          --     --            --            --          (2,667)            --          (2,667)
Common shares issued, net......   7,368,015     --       102,206        (1,181)             --             --         101,025
Amortization of deferred
  compensation.................          --     --            --           559              --             --             559
Common shares repurchased and
  retired......................     (12,000)    --          (157)           --              --             --            (157)
Repayments on notes............          --     --            --            --              --             10              10
                                 ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 2001...  24,219,409      2       342,161        (1,641)        (71,836)        (1,973)        266,713
Net income.....................          --     --            --            --          30,595             --          30,595
Dividends paid to common
  shareholders ($1.32 per
  share).......................          --     --            --            --         (35,843)            --         (35,843)
Dividends paid to preferred
  shareholders ($0.3465 per
  share).......................          --     --            --            --            (693)            --            (693)
Conversion of preferred
  shares.......................   2,000,000     --        24,369            --              --             --          24,369
Common shares issued, net......   3,522,751      1        48,459          (860)             --           (500)         47,100
Amortization of deferred
  compensation.................          --     --            --           735              --             --             735
                                 ----------     --      --------       -------        --------        -------        --------
Balance at December 31, 2002...  29,742,160     $3      $414,989       $(1,766)       $(77,777)       $(2,473)       $332,976
                                 ==========     ==      ========       =======        ========        =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)
                            YEARS ENDED DECEMBER 31,

                                                                2002       2001       2000
                                                              --------   --------   ---------
Cash flows from operating activities:
  Net income................................................  $ 30,595   $ 18,062   $  21,952
  Adjustments to reconcile net income to net cash provided
     by operating activities, net of effects from
     acquisitions:
     Depreciation and amortization..........................    23,375     19,952      19,010
     Minority interests.....................................     5,876      5,384       6,015
     Gain on sale of properties.............................    (1,172)        --      (2,959)
     Extraordinary items....................................       345      3,144          --
     Straight-line rents....................................    (2,426)    (2,755)     (2,804)
     Other non-cash charges.................................     1,016      1,089         714
     Equity in earnings of non-consolidated entities........    (5,079)    (3,328)     (1,851)
     Distributions from non-consolidated entities...........     5,704      4,593       1,092
     Increase (decrease) in accounts payable and other
       liabilities..........................................       539     (2,140)        310
     Other adjustments, net.................................      (644)       851        (304)
                                                              --------   --------   ---------
          Net cash provided by operating activities.........    58,129     44,852      41,175
                                                              --------   --------   ---------
Cash flows from investing activities:
  Net proceeds from sale of properties......................    20,756      4,107      19,402
  Acquisition of the Net Partnerships, net of debt assumed
     and $3,777 in cash.....................................        --    (27,835)         --
  Investments in real estate................................  (114,272)   (19,363)    (27,116)
  Investments in non-consolidated entities..................    (5,539)    (5,620)    (26,247)
  Advances to non-consolidated entities.....................    (2,158)    (4,195)     (4,588)
  Investment in and advances to the Net Partnerships........        --    (10,979)         --
  Real estate deposits......................................    (4,817)      (436)         --
                                                              --------   --------   ---------
          Net cash used in investing activities.............  (106,030)   (64,321)    (38,549)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Proceeds of mortgages and notes payable...................    49,165    100,194      84,340
  Change in credit facility borrowing, net..................    21,000    (31,821)    (29,100)
  Dividends to common and preferred shareholders............   (36,536)   (27,671)    (23,327)
  Dividend reinvestment plan proceeds.......................     4,870      2,507       1,391
  Principal payments on debt, excluding normal
     amortization...........................................   (10,049)   (48,611)    (15,066)
  Principal amortization payments...........................   (14,091)   (12,354)    (11,646)
  Origination fee amortization payments.....................      (372)      (372)       (372)
  Common shares issued, net of offering costs...............    41,595     61,021          11
  Cash distributions to minority interests..................    (6,304)    (6,236)     (6,323)
  Change in escrow deposits.................................    (1,396)    (1,002)      1,596
  Increase in deferred expenses.............................    (1,350)    (3,203)     (4,090)
  Common shares/partnership units repurchased...............        --       (348)     (4,093)
  Penalties paid on early retirement of debt................      (397)    (3,575)         --
  Other.....................................................        --         11           8
                                                              --------   --------   ---------
          Net cash provided by (used in) financing
            activities......................................    46,135     28,540      (6,671)
                                                              --------   --------   ---------
Change in cash and cash equivalents.........................    (1,766)     9,071      (4,045)
Cash and cash equivalents, beginning of year................    13,863      4,792       8,837
                                                              --------   --------   ---------
Cash and cash equivalents, end of year......................  $ 12,097   $ 13,863   $   4,792
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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         ($000'S EXCEPT PER SHARE DATA)

(1)  THE COMPANY

     Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2002 the Company owned or had interests in 103 properties in 30 states and Canada. The real properties owned by the Company are generally subject to triple net leases to corporate tenants, however four provide for operating expense stops, one is subject to a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter.

     The Company's Board of Trustees authorized the Company to repurchase, from time to time, up to 2.0 million common shares and/or operating partnership units, depending on market conditions and other factors. As of December 31, 2002, the Company repurchased approximately 1.4 million common shares/ partnership units at an average price of approximately $10.55 per common share/ partnership unit. No shares or units were repurchased in 2002.

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

     For acquisitions that are consummated subsequent to June 30, 2001, the effective date of Statement of Financial Accounting Standards No. 141, ("SFAS No. 141") "Business Combinations," the fair value of the real estate acquired must be allocated among building, land, tenant improvements, the origination value of leases and the fair value (or negative value) of above or below market leases. The Company adopted the provisions of SFAS No.141 and determined that the purchase price to be allocated to origination value of leases and the fair value of above or below market leases were immaterial.

     Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods not exceeding 40 years, land improvements over a 20-year period, and fixtures and equipment over a 12-year period.

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Investments in non-consolidated entities. The Company accounts for its investments in less than 50% owned entities and Lexington Realty Advisors, Inc. ("LRA") under the equity method since it has influence over, but does not control such entities. Effective January 1, 2003 the Company converted its non-voting interest in LRA to a 99% voting interest and accordingly, effective this date, LRA will be consolidated.

     Revenue. The Company recognizes revenue in accordance with SFAS No. 13. SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rationale basis is more representative of the time pattern in which the use benefit is derived from the leased property. The Company's rent receivable primarily represents the amount of the excess of rental revenues recognized over the annual rents collectible under the leases. The Company recognizes percentage rent revenue when the cash is received from the tenant unless it is a fixed amount in which case the Company recognizes it ratably over the accounting period.

     Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate." The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

     Deferred Expenses. Deferred expenses consist primarily of debt placement, mortgage loan and other loan fees, and are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments.

     Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a real estate investment trust under the Internal Revenue Code. A real estate investment trust is generally not subject to Federal income tax on that portion of its real estate investment trust taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. As distributions have equaled or exceeded taxable income, no provision for Federal income taxes has been made. State and local income taxes, which are not significant, have been provided for those states and localities in which the Company operates and is subject to an income tax. LRA has elected to be treated as a taxable reit subsidiary.

     A summary of the average taxable nature of the Company's dividends for each of the years in the three year period ended December 31, 2002 is as follows:

                                                            2002      2001      2000
                                                           ------    ------    ------
Total dividends per share................................  $ 1.32    $ 1.27    $ 1.22
                                                           ======    ======    ======
Ordinary income..........................................   77.89%    95.46%    87.78%
Short-term capital gain..................................    2.27        --        --
20% rate gain............................................    4.12        --      8.48
25% rate gain............................................    5.65        --      3.74
Percent non-taxable as return of capital.................   10.07      4.54        --
                                                           ------    ------    ------
                                                           100.00%   100.00%   100.00%
                                                           ======    ======    ======

     Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, preferred shares, operating partnership units and exchangeable redeemable secured notes. The Company's preferred shares are excluded from the December 31, 2002 and 2000 computations since they are anti-dilutive. The Company's preferred shares, operating partnership units and exchangeable

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

redeemable secured notes are excluded from the 2001 computations since they are anti-dilutive. The Company's preferred shares were converted into common shares in April 2002 and the exchangeable redeemable secured notes were redeemed in July 2001.

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

     Recently Issued Accounting Standards. SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" establishes a single accounting model for long-lived assets to be disposed of by sale and provides implementation guidance with respect to accounting for impairment of long-lived assets. Also, SFAS No. 144 requires that discontinued operations be measured at the lower of carrying amount or fair value less cost to sell, similar to the basis used for other long-lived assets. Additionally, future operating losses of discontinued operations are no longer recognized before they occur. Under SFAS No. 144, the properties sold by the Company to third parties are considered to be discontinued operations. However, properties contributed to entities in which the Company maintains an ownership interest are not considered to be discontinued operations under SFAS No. 144 due to the Company's continuing involvement with the property. For the year ended December 31, 2002, the Company is not reporting discontinued operations for the properties disposed of to third parties during the period as the effect of such presentation in the Company's consolidated statements of income is not material. In April 2002, the FASB issued SFAS No. 145 which rescinds SFAS No. 4 which required all gains and losses on extinguishment of debt to be classified as an extraordinary item. The Company adopted the provisions of SFAS No. 145 effective January 1, 2003. Had the statement been adopted earlier, the extraordinary item recorded in 2002 and 2001 would have been eliminated and the charge would have been reflected in interest expense. In July 2002, the FASB issued SFAS No. 146 which requires that exit or disposal costs be recorded when incurred and be measured at fair value. SFAS No. 146 is effective for an exit or disposal activity initiated after December 31, 2002. The Company does not expect that this statement will have any effect on the Company's consolidated results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires that companies that absorb the majority of another entity's expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests, which are ownership, contractual, or other economic interests in an entity, consolidate the variable interest entity. The consolidation requirements apply to all variable interest entities created after January 31, 2003 and all other existing entities beginning July 1, 2003. The Company has not determined the impact the adoption of FIN 46 will have on its consolidated results of operations or financial position. However, it is possible that the adoption of FIN 46 will require the Company to consolidate its Florence joint venture. Financial information for this joint venture is included in Footnote 5.

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company believes that the adoption of this interpretation will not have a material effect to the Company's financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Common Share Options. The Company has elected to adopt the disclosure only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," and accounts for its option plan under the recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized with regard to options granted in the consolidated statements of income.

     The per share weighted average fair value of options granted during 2002, 2001 and, 2000 were estimated to be $2.42, $2.00 and $2.02, respectively, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 3.32% in 2002 and 3.35% in 2001 and 5% in 2000; (ii) an expected life of five years; (iii) volatility factors of 15.11%, 15.79% and 19.20% for 2002, 2001 and 2000, respectively; and (iv) actual dividends paid.

     If stock based compensation cost had been recognized based upon the fair value at the date of grant for options awarded in 2002, 2001 and 2000 the Company's pro forma net income and pro forma net income per share would have been:

                                                         2002       2001       2000
                                                        -------    -------    -------
Net income, as reported...............................  $30,595    $18,062    $21,952
Pro forma net income..................................  $29,620    $16,653    $20,001
Net income per share, as reported
  Basic...............................................  $  1.11    $  0.79    $  1.15
  Diluted.............................................  $  1.09    $  0.77    $  1.10
Pro forma net income per share
  Basic...............................................  $  1.07    $  0.72    $  1.03
  Diluted.............................................  $  1.06    $  0.70    $  1.02

     Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform with the current year presentation.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(3)  EARNINGS PER SHARE

     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2002:

                                                   2002          2001          2000
                                                -----------   -----------   -----------
                    BASIC
Income before extraordinary items.............  $    30,940   $    21,206   $    21,952
Less dividends attributable to preferred
  shares......................................         (693)       (2,709)       (2,562)
                                                -----------   -----------   -----------
Income attributed to common shareholders
  before extraordinary items..................       30,247        18,497        19,390
Extraordinary items...........................         (345)       (3,144)           --
                                                -----------   -----------   -----------
Net income attributed to common
  shareholders................................  $    29,902   $    15,353   $    19,390
                                                ===========   ===========   ===========
Weighted average number of common shares
  outstanding.................................   27,026,789    19,522,323    16,900,039
                                                ===========   ===========   ===========
Income per common share -- basic:
Income before extraordinary items.............  $      1.12   $      0.95   $      1.15
Extraordinary items...........................        (0.01)        (0.16)           --
                                                -----------   -----------   -----------
Net income....................................  $      1.11   $      0.79   $      1.15
                                                ===========   ===========   ===========
                   DILUTED
Income attributed to common shareholders
  before extraordinary items..................  $    30,247   $    18,497   $    19,390
Add incremental income attributed to assumed
  conversion of dilutive securities...........        5,627            --         7,772
                                                -----------   -----------   -----------
Income attributed to common shareholders
  before extraordinary items..................       35,874        18,497        27,162
Extraordinary items...........................         (345)       (3,144)           --
                                                -----------   -----------   -----------
Net income attributed to common
  shareholders................................  $    35,529   $    15,353   $    27,162
                                                ===========   ===========   ===========
Weighted average number of shares used in
  calculation of basic earnings per share.....   27,026,789    19,522,323    16,900,039
Add incremental shares representing:
  Shares issuable upon exercise of employee
     stock options............................      300,102       340,557       166,806
  Shares issuable upon conversion of dilutive
     securities...............................    5,275,178            --     7,647,374
                                                -----------   -----------   -----------
Weighted average number of shares used in
  calculation of diluted earnings per common
  share.......................................   32,602,069    19,862,880    24,714,219
                                                ===========   ===========   ===========
Income per common share -- diluted:
Income before extraordinary items.............  $      1.10   $      0.93   $      1.10
Extraordinary items...........................        (0.01)        (0.16)           --
                                                -----------   -----------   -----------
Net income....................................  $      1.09   $      0.77   $      1.10
                                                ===========   ===========   ===========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(4)  INVESTMENTS IN REAL ESTATE

     During 2002 and 2001 the Company made the following acquisitions, excluding acquisitions made by non-consolidated entities:

                                                                                                                   NET
                                                                                                                RENTABLE
DATE OF                                                                     ACQUISITION   BASE RENT     LEASE    SQUARE
ACQUISITION                  TENANT                         LOCATION           COST      DECEMBER 31,  EXPIRES    FEET
-----------  ---------------------------------------  --------------------  -----------  ------------  -------  ---------
2002
March 15     Apria Healthcare Group, Inc.             Lake Forest, CA          $ 16,970       $ 1,791    01-12    100,012
August 27    Quest Diagnostics, Inc.                  Valley Forge, PA           19,500         2,161    04-11    109,281
August 30    AdvancePCS, Inc.                         Knoxville, TN               8,100           822    05-13     59,748
September
  26         Anda Pharmaceuticals, Inc                Groveport, OH              11,800         1,206    03-12    354,676
December 27  North American Van Lines                 Westmont, IL               24,825         2,516    11-15    269,715
December 30  Wells Fargo Home Mortgage                Fort Mill, SC              17,933         1,868    01-13    169,083
                                                                            -----------  ------------           ---------
                                                                               $ 99,128       $10,364           1,062,515
                                                                            ===========  ============           =========
2001
March 30     Kraft Foods North America, Inc.          Winchester, VA           $ 14,400       $ 1,515    06-11    344,700
November 28  Bull HN Information Systems, Inc.        Phoenix, AZ                11,436         1,086    10-05    137,058
November 28  Hollywood Entertainment Corp.            Wilsonville, OR            13,328         1,531    11-08    122,853
November 28  Nextel Communications of the Mid-
             Atlantic, Inc.                           Hampton, VA                11,667         1,302    12-09    100,632
November 28  The Tranzonic Companies                  Highland Heights, OH        6,318           762    02-09    119,641
November 28  Hewlett Packard Company                  San Diego, CA               8,700           888    01-10     65,755
November 28  Cox Communication, Inc.                  Tuscon, AZ                  3,284           401    09-10     28,591
November 28  IKON Office Solutions                    Milford, CT                 2,832           337    12-04     27,360
November 28  Associated Grocers of Florida, Inc.      Ocala, FL                  19,013         2,238    12-18    668,034
November 28  Corporate Express Office Products, Inc.  Henderson, NC               7,442           810    01-14    196,946
November 28  Stone Container Corporation              Columbia, SC                4,638           571    08-12    185,961
November 28  Johnson Controls, Inc.                   Plymouth, MI                7,663           809    12-06    134,160
November 28  The Tranzonic Companies                  Tempe, AZ                   1,892           202    02-09     49,951
November 28  Ameritech Services, Inc.                 Columbus, OH                1,594           255    05-05     20,000
November 28  Sam's Real Estate Business Trust         Westland, MI                7,221           753    01-09    102,826
November 28  Wal-Mart Stores, Inc.                    Gainesville, GA             2,631           328    01-09     89,199
November 28  Kohl's Department Stores, Inc.           Eau Claire, WI              4,302           462    01-15     76,164
November 28  Wal-Mart Real Estate Business Trust      Jacksonville, AL            1,959           146    01-09     56,132
November 28  Best Buy Co, Inc.                        Canton, OH                  4,417           465    02-18     46,350
November 28  Best Buy Co, Inc.                        Spartanburg, SC             4,167           395    02-18     45,800
November 28  Bally's Health & Fitness Corp.           Phoenix, AZ                 5,627           808    06-08     36,556
November 28  Greyhound Lines Inc.                     Stockton, CA                1,296           193    12-09     17,000
November 28  Circuit City Stores, Inc.                Lynchburg, VA                 797           101    11-06      9,300
November 28  Wal-Mart Stores, Inc.                    Sumter, SC                  4,107           328    01-08    103,377
December 11  Owens Corning                            Hebron, OH                  8,447           989    05-09    400,522
December 11  Owens Corning                            Hebron, OH                  5,340           648    02-10    250,410
                                                                            -----------  ------------           ---------
                                                                               $164,518       $18,323           3,435,278
                                                                            ===========  ============           =========

     The Company sold four properties and one building in the Palm Beach Gardens, Florida property in 2002, one property in 2001 and three properties in 2000 for aggregate selling prices of $16,342, $4,107 and $19,600, respectively, which resulted in gains in 2002, 2001 and 2000 of $ 1,172, $0 and $2,959, respectively. In addition, the Company sold a 77.3% interest in a property (along with the related non-recourse mortgage) in Florence, South Carolina for net proceeds of $4,414 and deferred a $671 gain on sale since the purchasers can

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

put their interests in the property to the Company for a six month period commencing January 2004 for $4,581. In addition, in 2001 and 2000 the Company contributed the Winchester, Virginia and Herndon, Virginia properties (along with non-recourse mortgage notes), respectively to Lexington Acquiport Company, LLC for capital contributions of $1,168 and $2,393, respectively.

     During 2002, the Company expanded its property in Lancaster, California net leased to Michaels Stores, Inc. The expansion, which cost $15,200, is leased to the tenant through September 2019 at annual rent of $1,808. In connection with the expansion, the initial lease term was also extended to September 2019.

     The Company has not presented pro forma information for 2002 because the acquisitions and dispositions are not significant individually or in the aggregate. The following unaudited pro forma operating information for the year ended December 31, 2001 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2001 had been consummated as of January 1, 2001. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2001. Unaudited pro forma amounts are as follows:

                                                               DECEMBER 31, 2001
                                                               -----------------
Revenues....................................................        $98,098
Income before extraordinary items...........................        $27,101
Net income..................................................        $23,958
Income before extraordinary items per common share:
  Basic.....................................................        $  1.14
  Diluted...................................................        $  1.10
Net income per common share:
  Basic.....................................................        $  0.99
  Diluted...................................................        $  0.98

(5)  INVESTMENT IN NON-CONSOLIDATED ENTITIES

     The Company has investments in various real estate joint ventures. The business of each joint venture is to acquire, finance, hold for investment or sell single tenant net leased real estate.

  Lexington Acquiport Company, LLC

     Lexington Acquiport Company, LLC ("LAC"), is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund ("CRF"). The joint venture agreement expires December 2011. The Company and CRF originally committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. Through December 31, 2002 total contributions were $127,623. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of purchase price of each property investment. All allocations of profit, loss and cash flows are made one-third to the Company and two-thirds to CRF.

     During 2001 the Company and CRF announced the formation of Lexington Acquiport Company II, LLC ("LAC II"). The Company and CRF have committed an additional $50,000 and $150,000, respectively. In addition to the fees LRA currently earns on acquisitions and asset management LRA will also earn 50 basis points on all mortgage debt directly placed. All allocations of profit, loss and cash flows from all properties acquired by this joint venture will be allocated 25% to the Company and 75% to CRF. There have been no investments made under this program.

     CRF can presently elect to put their equity position in LAC to the Company. The Company has the option of issuing common shares for the fair market value of CRF's equity position (as defined) or cash for 110% of the fair market value of CRF's equity position. The per common share value of shares issued for

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

CRF's equity position will be the greater of (i) the price of the Company's common shares on the closing date (ii) the Company's funds from operations per share (as defined) multiplied by 8.5 or (iii) $13.40 for LAC properties (all properties that are currently owned) and $15.20 for LAC II properties purchased. The Company has the right not to accept any property (thereby reducing the fair market value of CRF's equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

     During 2002, 2001 and 2000, LAC made the following investments:

                                                                                                                     NET
                                                                                                                  RENTABLE
DATE OF                                                                    ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION                     TENANT                       LOCATION         COST       DECEMBER 31,   EXPIRES     FEET
-----------    ----------------------------------------   --------------   -----------   ------------   -------   ---------
2002
August 5       TNT Logistics North America, Inc.          Laurens, SC       $ 27,100       $ 3,227       08-12    1,164,000
August 5       TNT Logistics North America, Inc.          Temperance, MI      18,186         2,161       08-12      752,000
                                                                            --------       -------                ---------
                                                                            $ 45,286       $ 5,388                1,916,000
                                                                            ========       =======                =========
2001
May 6          Kraft Foods North America, Inc.            Winchester, VA    $ 14,400       $ 1,515       05-11      344,700
                                                                            ========       =======                =========
2000
January 20     Structural Dynamics Research Corporation   Milford, OH       $ 26,900       $ 2,790       04-11      212,836
March 29       Bank One Indiana, N.A.                     Fishers, IN         24,500         3,287       10-09      193,000
April 17       NEC America, Inc.                          Herndon, VA         19,087         2,025       08-09      108,000
September 6    True North Communications, Inc.            Irving, TX          41,850         4,250       01-10      247,254
September 28   First USA Management Services, Inc.        Lake Mary, FL       41,700         5,741       09-09      251,075
December 27    Aventis Pharmaceuticals, Inc.              Parsippany, NJ      81,000         8,487       01-10      340,240
                                                                            --------       -------                ---------
                                                                            $235,037       $26,580                1,352,405
                                                                            ========       =======                =========

     In 1999, LAC also made an $11,009 investment in a participating note receivable, which has a stated interest rate of 6.9% and a 50% interest in the property cash flows from the entity that owns the Houston, Texas property.

     Summarized balance sheet data as of December 31, 2002 and 2001 and income statement data for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                                2002       2001
                                                              --------   --------
Real estate, net............................................  $286,311   $245,537
Note receivable.............................................    11,009     11,009
Cash and cash equivalents...................................     3,989      3,623
Other assets................................................     6,580      5,147
                                                              --------   --------
                                                              $307,889   $265,316
                                                              ========   ========
Mortgages payable...........................................  $180,223   $151,697
Other liabilities...........................................     1,934      1,351
Equity......................................................   125,732    112,268
                                                              --------   --------
                                                              $307,889   $265,316
                                                              ========   ========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                2002       2001      2000
                                                              --------   --------   -------
Revenues....................................................  $ 31,228   $ 28,661   $10,525
Interest expense............................................   (12,628)   (11,910)   (4,327)
Depreciation of real estate.................................    (5,408)    (4,932)   (1,765)
Other.......................................................    (2,925)    (3,147)   (1,222)
                                                              --------   --------   -------
  Net income................................................  $ 10,267   $  8,672   $ 3,211
                                                              ========   ========   =======

     As of December 31, 2002, the LAC properties are 100% leased and have scheduled lease expiration dates ranging from 2009 to 2012.

     Minimum future rental receipts under non-cancelable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2003........................................................  $ 31,688
2004........................................................    32,010
2005........................................................    34,005
2006........................................................    34,493
2007........................................................    34,760
Thereafter..................................................    89,909
                                                              --------
                                                              $256,865
                                                              ========

     The mortgages payable bear interest at rates ranging from 6.00% to 8.19% and mature at various dates ranging from 2010 to 2012. Scheduled principal amortization and balloon payments for the mortgages for the next five years and thereafter are as follows:

YEAR ENDING                                          SCHEDULED      BALLOON
DECEMBER 31,                                        AMORTIZATION    PAYMENTS     TOTAL
------------                                        ------------    --------    --------
2003..............................................    $ 2,218       $     --    $  2,218
2004..............................................      2,401             --       2,401
2005..............................................      2,643             --       2,643
2006..............................................      2,866             --       2,866
2007..............................................      3,123             --       3,123
Thereafter........................................     12,761        154,211     166,972
                                                      -------       --------    --------
                                                      $26,012       $154,211    $180,223
                                                      =======       ========    ========

  Lexington Columbia LLC

     Lexington Columbia LLC ("Columbia") is a joint venture established December 30, 1999 with a private investor. Its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross Blue Shield of South Carolina through September 2009. The purchase price of the property was approximately $42,500 and was partially funded through a 10 year, $25,300 non-recourse mortgage note bearing interest at 7.85%. In accordance with the operating agreement, net cash flows, as defined, will be allocated 40% to the

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

Company and 60% to the partner until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and 40% to the partner.

     During 2001, Columbia expanded the property by 107,894 square feet bringing the total square feet of the property to 456,304. The $10,900 expansion was funded 40% by the Company and 60% by the partner. The tenant has leased the expansion through September 2009 at an average additional annual rent of $2,000. Cash flows from the expansion will be distributed 40% to the Company and 60% to the partner.

     LRA earns annual asset management fees of 2% of rents collected.

     Summarized financial information for the underlying property investment as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                               2002       2001
                                                              -------    -------
Real estate, net............................................  $48,454    $50,442
Other assets................................................    2,438      1,529
                                                              -------    -------
                                                              $50,892    $51,971
                                                              =======    =======
Mortgage payable............................................  $24,653    $24,863
Accrued interest............................................      167         --
Equity......................................................   26,072     27,108
                                                              -------    -------
                                                              $50,892    $51,971
                                                              =======    =======

                                                         2002       2001       2000
                                                        -------    -------    -------
Rental income.........................................  $ 6,930    $ 5,412    $ 4,906
Interest expense......................................   (1,970)    (1,851)    (2,009)
Depreciation..........................................   (1,988)    (1,664)    (1,624)
Other.................................................     (196)      (133)      (143)
                                                        -------    -------    -------
  Net income..........................................  $ 2,776    $ 1,764    $ 1,130
                                                        =======    =======    =======

     Minimum future rental receipts under the non-cancelable operating lease, assuming no new or renegotiated lease, for the next five years and thereafter is as follows:

YEAR ENDING
DECEMBER 31,
------------
2003........................................................   $ 6,415
2004........................................................     6,655
2005........................................................     7,377
2006........................................................     7,377
2007........................................................     7,377
Thereafter..................................................    12,908
                                                               -------
                                                               $48,109
                                                               =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Scheduled principal amortization and balloon payment for the mortgage for the next five years and thereafter is as follows:

YEAR ENDING                                              SCHEDULED     BALLOON
DECEMBER 31,                                            AMORTIZATION   PAYMENT    TOTAL
------------                                            ------------   -------   -------
2003..................................................     $  243      $    --   $   243
2004..................................................        257           --       257
2005..................................................        284           --       284
2006..................................................        307           --       307
2007..................................................        332           --       332
Thereafter............................................        644       22,586    23,230
                                                           ------      -------   -------
                                                           $2,067      $22,586   $24,653
                                                           ======      =======   =======

  Lexington Realty Advisors, Inc.

     The Company has a 99% non-voting ownership interest in LRA, which provides management services to institutional investors and invests directly in real estate properties. The voting common shares are held by officers of the Company and one independent third party. (See Footnote 1)

     Summarized balance sheet data as of December 31, 2002 and 2001 and income statement data for the years ended December 31, 2002, 2001 and 2000 is as follows:

                                                               2002      2001
                                                              -------   -------
Real estate, net............................................  $41,613   $39,737
Cash........................................................    1,579       806
Other assets................................................      403       785
                                                              -------   -------
                                                              $43,595   $41,328
                                                              =======   =======
Mortgages payable...........................................  $30,028   $30,480
Advances from the Company...................................   12,167    10,009
Other liabilities...........................................      651       598
Equity......................................................      749       241
                                                              -------   -------
                                                              $43,595   $41,328
                                                              =======   =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                               2002      2001      2000
                                                              -------   -------   -------
Rental income...............................................  $ 4,499   $ 2,558   $    --
Advisory fees...............................................    1,417     1,125     1,619
Other income................................................        6        14        70
                                                              -------   -------   -------
                                                                5,922     3,697     1,689
                                                              -------   -------   -------
Interest expense............................................   (2,582)   (1,574)      (19)
Operating expenses..........................................   (1,716)   (1,555)   (1,104)
Depreciation expense........................................   (1,116)     (760)       --
Other.......................................................       --        --      (136)
                                                              -------   -------   -------
                                                               (5,414)   (3,889)   (1,259)
                                                              -------   -------   -------
Net income (loss)...........................................  $   508   $  (192)  $   430
                                                              =======   =======   =======

     Included in operating expenses for the years ended December 31, 2002, 2001 and 2000 are personnel costs reimbursable to the Company of $1,189, $1,008 and $1,104 respectively.

     During 2002 and 2001 LRA made the following acquisitions:

                                                                                                     NET
                                                                                                   RENTABLE
DATE OF                                                     ACQUISITION    BASE RENT      LEASE     SQUARE
ACQUISITION            TENANT                LOCATION          COST       DECEMBER 31,   EXPIRES     FEET
-----------  --------------------------   ---------------   -----------   ------------   -------   --------
2002
August 5     TNT Canada, Inc.             Alberta, Canada     $ 2,896        $  331       08-12    122,876
                                                              =======        ======                =======
2001
January 15   Owens Corning, Inc.          Chester, SC         $15,401        $1,619       12-20    193,891
December 27  Harbor Freight Tools, Inc.   Dillon, SC           16,113         1,812       12-16    474,473
                                                              -------        ------                -------
                                                              $31,514        $3,431                668,364
                                                              =======        ======                =======

     Minimum future rental receipts under non-cancelable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2003........................................................  $ 4,513
2004........................................................    4,513
2005........................................................    4,513
2006........................................................    4,524
2007........................................................    4,677
Thereafter..................................................   47,517
                                                              -------
                                                              $70,257
                                                              =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Scheduled principal amortization and balloon payments for the mortgages for the next five years and thereafter are as follows:

YEAR ENDING                                            SCHEDULED      BALLOON
DECEMBER 31,                                          AMORTIZATION    PAYMENTS     TOTAL
------------                                          ------------    --------    -------
2003................................................    $   636       $    --     $   636
2004................................................        594        10,474      11,068
2005................................................        452            --         452
2006................................................        491            --         491
2007................................................        532            --         532
Thereafter..........................................      6,998         9,851      16,849
                                                        -------       -------     -------
                                                        $ 9,703       $20,325     $30,028
                                                        =======       =======     =======

  Lexington Florence LLC

     Lexington Florence LLC ("Florence") is a joint venture established in January 2002 with unaffiliated investors. Its sole purpose is to own a property in Florence, South Carolina net leased to Washington Mutual Home Loans, Inc. through June 2008. The property is encumbered by a non-recourse mortgage bearing interest at 7.50% per annum which matures February 2009. The Company sold a 77.3% interest in Florence to the unaffiliated investors for $4,581. The investors have the right to put their interests in Florence to the Company for units in LCIF (valued at $4,581). The number of units issued will have a minimum price of $13.92 and a maximum price of $15.82.

     The put is effective January 2004 and expires June 2004.

     LRA earns annual asset management fees of 3.5% of rents collected.

     Summarized financial information for the underlying property investment as of December 31, 2002 and for the period January 25, 2002 (date of inception) to December 31, 2002 is as follows:

Real estate, net............................................   $15,544
Other assets................................................       656
                                                               -------
                                                               $16,200
                                                               =======
Mortgage payable............................................   $ 9,544
Other liabilities...........................................       163
Equity......................................................     6,493
                                                               -------
                                                               $16,200
                                                               =======
Rental income...............................................   $ 1,576
Interest expense............................................      (676)
Depreciation................................................      (304)
Other.......................................................       (46)
                                                               -------
     Net income.............................................   $   550
                                                               =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Minimum future rental receipts under the non-cancelable operating lease, assuming no new or renegotiated lease, for the next five years and thereafter is as follows:

YEAR ENDING
DECEMBER 31,
------------
2003........................................................  $1,635
2004........................................................   1,750
2005........................................................   1,750
2006........................................................   1,750
2007........................................................   1,750
Thereafter..................................................     875
                                                              ------
                                                              $9,510
                                                              ======

     Scheduled principal amortization and balloon payment for the mortgage for the next five years and thereafter is as follows:

YEAR ENDING                                             SCHEDULED      BALLOON
DECEMBER 31,                                           AMORTIZATION    PAYMENT    TOTAL
------------                                           ------------    -------    ------
2003.................................................     $  149       $   --     $  149
2004.................................................        158           --        158
2005.................................................        173           --        173
2006.................................................        186           --        186
2007.................................................        201           --        201
Thereafter...........................................        234        8,443      8,677
                                                          ------       ------     ------
                                                          $1,101       $8,443     $9,544
                                                          ======       ======     ======

(6) MORTGAGES AND NOTES PAYABLE

     The following table sets forth certain information regarding the Company's mortgage and notes payable as of December 31, 2002 and 2001:

                                                                                   2003
                                                                                ESTIMATED
                                                         INTEREST                 ANNUAL      BALLOON
PROPERTY LEVEL DEBT -- FIXED RATE    2002       2001       RATE     MATURITY   DEBT SERVICE   PAYMENT
---------------------------------  --------   --------   --------   --------   ------------   --------
Gainesville, GA.................   $    219   $    396   13.000%    01-01-04     $   219      $   --
Oxon Hill, MD...................        457        825    6.250%    03-01-04         381          --
REMIC Financing (b).............     63,054     64,205    8.150%    05-25-05       6,353        60,001
Salt Lake City, UT..............      5,145      6,759    7.870%    10-01-05       2,099          --
Bethesda, MD....................      1,955      2,456    9.250%    05-01-06         669          --
Warren, OH......................     25,615     29,763    7.000%    10-01-07       6,160          --
Bristol, PA.....................      9,833      9,916    7.400%    02-01-08         831         9,262
Decatur, GA.....................      6,830      6,936    6.720%    06-01-08         579         6,049
Phoenix, AZ.....................     14,553     14,805    7.890%    06-05-08       1,434        12,591
Palm Beach Gardens, FL..........     11,509     13,288    7.010%    06-15-08         970        10,418
Canton, OH......................      3,395      3,459    7.150%    08-11-08         313         2,936

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                                   2003
                                                                                ESTIMATED
                                                         INTEREST                 ANNUAL      BALLOON
PROPERTY LEVEL DEBT -- FIXED RATE    2002       2001       RATE     MATURITY   DEBT SERVICE   PAYMENT
---------------------------------  --------   --------   --------   --------   ------------   --------
Spartanburg, SC.................      2,819      2,873    7.150%    08-11-08         260         2,438
Hebron, KY......................      5,414      5,479    7.000%    10-23-08         451         4,935
Gainesville, GA (f).............        837        777    7.500%    01-01-09        --            --
Ocala, FL.......................     13,429     13,746    7.250%    02-01-09       1,332        10,700
Canton, OH......................      1,823      2,010    9.490%    02-28-09         388          --
Baton Rouge, LA.................      1,969      2,025    7.375%    03-01-09         208         1,470
Bristol, PA.....................      6,190      6,298    7.250%    04-01-09         571         5,228
Livonia, MI (2 properties)......     11,133     11,240    7.800%    04-01-09         992        10,236
Henderson, NC...................      4,497      4,574    7.390%    05-01-09         417         3,854
Westland, MI....................      3,320      3,611   10.500%    09-01-09         683          --
Salt Lake City, UT..............     15,204     16,868    7.610%    10-01-09       2,901          --
Richmond, VA....................     16,633     16,772    8.100%    02-01-10       1,511        15,257
Hampton, VA.....................      4,512      4,545    8.260%    04-01-10         415         4,144
Hampton, VA.....................      7,357      7,415    8.270%    04-01-10         677         6,758
Tampa, FL (Queen Palm Dr.)......      6,096      6,150    6.880%    08-01-10         485         5,495
Tampa, FL (North 30th)..........      8,427      8,500    6.930%    08-01-10         674         7,603
Herndon, VA.....................     18,964     19,107    8.180%    12-05-10       1,723        17,301
San Diego, CA...................      4,347      4,422    7.500%    01-01-11         411         3,420
Tuscon, AZ......................      2,483      2,519    7.500%    01-01-11         226         2,076
Columbia, SC....................      3,472      3,522    7.540%    01-01-11         317         2,905
Valley Forge, PA................     13,306       --      7.120%    02-10-11       1,166        10,927
Glendale, AZ....................     14,930     15,054    7.400%    04-01-11       1,258        13,365
Auburn Hills, MI................      7,325      7,444    7.010%    06-01-11         637         5,918
Plymouth, MI....................      4,866      4,932    7.960%    07-01-11         463         3,949
New Kingston, PA................      7,364      7,450    7.790%    01-01-12         678         6,101
Mechanicsburg, PA...............      5,437      5,500    7.780%    01-01-12         500         4,503
New Kingston, PA................      3,509      3,550    7.780%    01-01-12         323         2,906
Lake Forest, CA.................     10,939       --      7.260%    02-01-12         901         9,708
Groveport, OH (g)...............      7,800       --      6.030%    10-01-12         477         6,860
Dallas, TX......................     21,785     22,128    7.490%    12-31-12       2,020        16,030
Fort Mill, SC...................     11,657       --      6.000%    01-01-13         839         9,904
Lancaster, CA...................     10,761     10,881    7.020%    09-01-13         900         8,637
Knoxville, TN (h)...............      5,330       --      5.950%    09-01-13         356         4,488
Eau Claire, WI..................      2,360      2,470    8.000%    07-01-14         313          --
Franklin, NC....................      2,053      2,111    8.500%    04-01-15         263          --
Southborough, MA................      2,251      2,345    7.500%    09-01-15         275          --
Phoenix, AZ (k).................       --        5,154    8.120%        --          --            --
Phoenix, AZ (k).................       --        3,488    7.500%        --          --            --
Brownsville, TX (l).............       --          616    8.375%        --          --            --
Florence, SC (m)................       --        9,681    7.500%        --          --            --
                                   --------   --------   -------                 -------      --------
                                    413,164    398,065    7.534%                  46,019       308,373
                                   --------   --------   -------                 -------      --------

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                                  2003
                                                                               ESTIMATED
                                                        INTEREST                 ANNUAL      BALLOON
                                    2002       2001       RATE     MATURITY   DEBT SERVICE   PAYMENT
                                  --------   --------   --------   --------   ------------   --------
PROPERTY LEVEL DEBT -- VARIABLE
  RATE
Milpitas, CA (a) (e)............    17,100     17,100    4.409%    07-01-04       2,299        14,356
Marlborough, MA (c).............     8,102      8,306    3.610%    08-01-05         524         7,477
Hebron, OH (d) (2 properties)...     9,651      9,800    3.688%    12-05-05         542         9,080
                                  --------   --------   -------                 -------      --------
                                    34,853     35,206    4.024%                   3,365        30,913
                                  --------   --------   -------                 -------      --------
CORPORATE LEVEL DEBT
Credit Facility (i).............    31,000     10,000    3.199%    03-30-04       1,005        31,000
Warren, OH (j)..................    12,500     12,500    5.170%    10-01-07         655        12,500
                                  --------   --------   -------                 -------      --------
                                    43,500     22,500    3.765%                   1,660        43,500
                                  --------   --------   -------                 -------      --------
Total...........................  $491,517   $455,771    6.952%                 $51,044      $382,786
                                  ========   ========   =======                 =======      ========

(a)  Floating rate debt, 30 day LIBOR plus 297 bps.

(b)  The REMIC Financing is secured by mortgages on 17 properties.

(c)  Floating rate debt, 90 day LIBOR plus 190 bps.

(d)  Floating rate debt, 30 day LIBOR plus 225 bps.

(e) Commencing 03/01/03 all property cash flows will be used for principal amortization.

(f) Accrual only through 01/31/04. Commencing 02/01/04 annual debt service of $218 is due.

(g) Interest only through April 2004, and $563 in annual debt service thereafter.

(h)  Interest only through May 2003, and $381 in annual debt service thereafter.

(i) The Company's $60,000 unsecured revolving credit facility, which expires March 2004, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt and has an interest rate period of one, three or six months, at the option of the Company, which rate at December 31, 2002 was 3.20%. The credit facility is provided by Fleet Bank, NA. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants with which the Company is in compliance as of December 31, 2002. Approximately $24,836 was available to the Company at December 31, 2002. The Company has six outstanding letters of credit aggregating $4,164 which mature between 2003 and 2010. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized.

(j)   Floating rate debt, 90 day LIBOR plus 375 bps.

(k)  Note was satisfied in 2002.

(l)   Property was sold in 2002 and mortgage assumed.

(m) Property was sold to a joint venture in 2002 therefore is no longer consolidated.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Scheduled principal amortization and balloon payments for mortgages and notes payable for the next five years and thereafter are as follows:

YEARS ENDING                                         SCHEDULED      BALLOON
DECEMBER 31,                                        AMORTIZATION    PAYMENTS     TOTAL
------------                                        ------------    --------    --------
2003..............................................    $ 17,417      $     --    $ 17,417
2004..............................................      17,709        45,356      63,065
2005..............................................      16,117        76,558      92,675
2006..............................................      14,496            --      14,496
2007..............................................      15,313        12,500      27,813
Thereafter........................................      27,679       248,372     276,051
                                                      --------      --------    --------
                                                      $108,731      $382,786    $491,517
                                                      ========      ========    ========

(7)  ORIGINATION FEES PAYABLE

     In connection with certain acquisitions the Company assumed obligations ($2,178 in principal plus accrued interest) which bear interest, on the outstanding principal balances only at rates ranging from 12.3% to 19.0%. As of December 31, 2003, $3,411 in origination fees payable are owed to two executive officers of the Company.

     The scheduled payments of these obligations for the next five years and thereafter are as follows:

YEARS ENDING
DECEMBER 31,                                              PRINCIPAL    INTEREST    TOTAL
------------                                              ---------    --------    ------
2003....................................................   $   89       $  283     $  372
2004....................................................       98          274        372
2005....................................................      110          262        372
2006....................................................      452          209        661
2007....................................................      773          141        914
Thereafter..............................................    5,043          331      5,374
                                                           ------       ------     ------
                                                           $6,565       $1,500     $8,065
                                                           ======       ======     ======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(8)  LEASES

     Minimum future rental receipts under noncancellable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2003........................................................  $ 99,279
2004........................................................   101,887
2005........................................................   100,016
2006........................................................    87,839
2007........................................................    75,321
Thereafter..................................................   274,879
                                                              --------
                                                              $739,221
                                                              ========

     The Company holds various leasehold interests in properties. The ground rent on these properties are either directly paid by the tenants or reimbursed to the Company as additional rent.

     Minimum future rental payments under all noncancellable leasehold interests for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2003........................................................  $   898
2004........................................................      898
2005........................................................      898
2006........................................................      898
2007........................................................      898
Thereafter..................................................    8,071
                                                              -------
                                                              $12,561
                                                              =======

     The Company leases its corporate headquarters, but no other corporate facility, for approximately $263 per annum through June 30, 2004.

(9)  MINORITY INTERESTS

     In conjunction with several of the Company's acquisitions, sellers were issued interests in partnerships controlled by the Company as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis. As of December 31, 2002, there were 5,257,365 operating partnership units outstanding of which 4,867,319 were currently redeemable for common shares. As of December 31, 2002 these units, subject to certain adjustments through the date of conversion, had annual distributions per unit in varying amounts from $0 to $1.32 per unit with a weighted average distribution of $1.17 per unit.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(10)  PREFERRED AND COMMON SHARES

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

     During 2002, the holders of the Company's outstanding 2,000,000 preferred shares converted these shares into 2,000,000 common shares.

     During 2002 and 2001, holders of an aggregate of 50,997 and 418,411 partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $619 and $5,713, respectively.

     During 2002 and 2001, the Company issued 2,690,000 and 4,400,000 common shares raising $40,508 and $63,400 in proceeds, respectively, which was used to retire mortgage debt and fund acquisitions. In addition, in 2001 the Company issued 2,143,840 common shares valued at $31,622 in connection with the acquisition of the Net Partnerships.

(11)  BENEFIT PLANS

     The Company maintains a common share option plan pursuant to which qualified and non-qualified options may be issued. Options granted under the plan generally vest over a period of one to four years and expire five years from date of grant. No compensation cost is reflected in net income as all options granted under the plan had an exercise price equal to the market value of the underlying common shares on the date of grant.

     Share option activity during the years indicated is as follows:

                                                                        WEIGHTED-AVERAGE
                                                          NUMBER OF      EXERCISE PRICE
                                                            SHARES         PER SHARE
                                                          ----------    ----------------
Balance at December 31, 1999............................   1,503,648         $12.54
  Granted...............................................     831,625           9.85
  Forfeited.............................................     (26,000)         13.12
  Expired...............................................    (331,250)         11.13
                                                          ----------         ------
Balance at December 31, 2000............................   1,978,023          11.63
  Granted...............................................     568,000          11.99
  Exercised.............................................    (603,142)         11.02
  Forfeited.............................................      (9,308)         12.17
  Expired...............................................      (5,000)         11.25
                                                          ----------         ------
Balance at December 31, 2001............................   1,928,573          11.93
  Granted...............................................     411,500          15.50
  Exercised.............................................  (1,050,866)         11.59
  Forfeited.............................................     (53,650)         11.98
  Expired...............................................      (2,500)         14.25
                                                          ----------         ------
Balance at December 31, 2002............................   1,233,057         $13.39
                                                          ==========         ======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The following is additional disclosures for common share options outstanding at December 31, 2002:

                            OPTIONS OUTSTANDING          EXERCISABLE OPTIONS
                      --------------------------------   --------------------
                                  WEIGHTED                          WEIGHTED
     RANGE OF                     AVERAGE    REMAINING               AVERAGE
     EXERCISE                     EXERCISE     LIFE                 EXERCISE
      PRICES           NUMBER      PRICE      (YEARS)     NUMBER      PRICE
-------------------   ---------   --------   ---------   --------   ---------
$9.00-$10.875......     153,863    $ 9.23       1.9      117,897     $ 9.22
$11.8125-$12.5625..     407,082     11.91       2.5      228,766      11.94
$13.1875-$15.50....     672,112     15.23       2.7      331,237      15.13
                      ---------    ------      ----      -------     ------
                      1,233,057    $13.39       2.5      677,900     $13.03
                      =========    ======      ====      =======     ======

     There are 1,584,749 options available for grant at December 31, 2002.

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $124, $112 and $107 were contributed in 2002, 2001 and 2000, respectively.

     The Company has established a trust for certain officers in which nonvested common shares, which vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2002 and 2001, there were 265,385 and 227,708 common shares, respectively, in the trust. In addition, certain officers can delay, to a specified date, the receipt of common shares that would be received upon exercise of common share options. These common shares are deposited in the trust. As of December 31, 2002 there were 222,615 common shares deposited in the trust.

(12)  COMMITMENTS AND CONTINGENCIES

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

(13)  RELATED PARTY TRANSACTIONS

     In 2002, the Company issued 34,483 common shares in respect of a 15-year, 8% interest only recourse note to an officer for $500.

     On November 28, 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $136,300, which owned twenty-three properties in fourteen states. The Company issued 2,143,840 common shares (valued at $31,622), 44,858 operating partnership units (valued at $661), $31,612 in cash and assumed approximately $61,389 of third party mortgage debt (excluding $11,114 in Net Partnership obligations to the Company). The Company's Chairman was the controlling shareholder of the general partners of the Net Partnerships. The general partners received 44,858 operating partnership units valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships. The units, which receive distributions equal to the dividends on common shares, are convertible into the Company's common shares on a one-for-one basis beginning November 2006.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     During 2001, the Company issued 24,620 common shares to acquire a company controlled by the Chairman, whose sole asset was a mortgage note receivable from a 64% owned partnership of the Company.

     During 2001, the Company renegotiated $1,973 in notes receivable from two officers. The notes were issued in connection with the officers' purchases of 131,000 common shares at $15.25 per common share. The new notes have a 15-year maturity, are 8% interest only, recourse to the officers and provide for forgiveness of the principal balances if certain operating results are achieved.

     During 2000, the Company sold two properties to the Net Partnerships which are located in Henderson, North Carolina (leased to Corporate Express Office Products, Inc.) and Plymouth, Michigan (leased to Johnson Controls, Inc.) for $15,600 resulting in gains of $2,300.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire the property management contract for the Net Partnerships from an affiliate of the Chairman of the Company and was subsequently sold to LRA for $585. The fees earned during 2001 and 2000, under this contract, were $139 and $91 and the reimbursement of costs for services provided by the Company on behalf of the Net Partnerships were $564 and $359 for the years ended December 31, 2001 and 2000, respectively. The reimbursements are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

     The Company and LRA also received brokerage commissions relating to the purchase and sale of properties by the Net Partnerships, with unaffiliated parties, totaling $120 in 2000 which is included in interest and other income in the accompanying consolidated statements of income.

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

  Mortgages and Notes Payables

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     For the year ended December 31, 2002, no tenant represented 10% or more of rental income. For the years ended December 31, 2001 and 2000 the following tenants represented 10% or greater of rental income:

                                                              2001   2000
                                                              ----   ----
Northwest Pipeline Corporation..............................   11%    11%
Kmart Corporation...........................................   11%    11%

     Both of these tenants are publicly registered companies subject to the Securities Exchange Act of 1934, as amended and accordingly file financial information with the Securities and Exchange Commission.

(16)  SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOW INFORMATION

     During 2002, 2001 and 2000, the Company paid $32,255, $30,624 and $29,758, respectively, for interest and $262, $204 and $126, respectively, for taxes.

     During 2002, the holder of the Company's 2 million preferred shares converted them into 2 million common shares.

     In 2002, 2001 and 2000, the Company contributed properties (along with non-recourse mortgage notes) to joint venture entities for capital contributions of $643, $1,168 and $2,393, respectively.

     During 2002, 2001 and 2000, holders of an aggregate of 50,997, 418,411 and 102,849 operating partnership units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders' equity and corresponding decreases in minority interests of $619, $5,713 and $1,438, respectively.

     During 2001, the Company purchased the Net Partnerships by issuing, in addition to $31,612 in cash, 2,143,840 common shares (valued at $31,622), 44,858 operating partnership units (valued at $661), assumed $61,389 in third party debt and $11,114 in Net Partnership debt obligations to the Company.

     During 2000, the Company issued 83,400 operating partnership units (valued at $585) in LCIF to acquire a property management contract from an affiliate of the Chairman of the Company.

     During 2000, the Company purchased a property and issued a note payable to the seller of $3,488 as partial satisfaction of the purchase price.

     During 2002, 2001 and 2000, the Company issued 64,249, 100,000 and 73,800 common shares to certain employees and trustees resulting in $996, $1,181 and $664 of deferred compensation. These common shares vest ratably over a 2 to 5 year period.

(17)  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                          2002
                                                         --------------------------------------
                                                         3/31/02   6/30/02   9/30/02   12/31/02
                                                         -------   -------   -------   --------
Revenues...............................................  $24,813   $24,486   $25,080   $26,240
Income before extraordinary items......................  $ 7,961   $ 7,879   $ 7,646   $ 7,454
Net income.............................................  $ 7,961   $ 7,879   $ 7,646   $ 7,109
Income before extraordinary items per common share:
  Basic................................................  $  0.30   $  0.30   $  0.28   $  0.25
  Diluted..............................................  $  0.29   $  0.29   $  0.28   $  0.25
Net income per common share:
  Basic................................................  $  0.30   $  0.30   $  0.28   $  0.24
  Diluted..............................................  $  0.29   $  0.29   $  0.28   $  0.24

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                          2001
                                                         --------------------------------------
                                                         3/31/01   6/30/01   9/30/01   12/31/01
                                                         -------   -------   -------   --------
Revenues...............................................  $20,233   $20,448   $20,222   $21,959
Income before extraordinary items......................  $ 4,848   $ 5,090   $ 4,921   $ 6,347
Net income.............................................  $ 4,578   $ 5,090   $ 2,047   $ 6,347
Income before extraordinary items per common share:
  Basic................................................  $  0.24   $  0.25   $  0.21   $  0.25
  Diluted..............................................  $  0.24   $  0.25   $  0.20   $  0.24
Net income per common share:
  Basic................................................  $  0.23   $  0.25   $  0.07   $  0.25
  Diluted..............................................  $  0.23   $  0.25   $  0.07   $  0.24

     The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(18)  SUBSEQUENT EVENTS

     Subsequent to year end, the Company purchased a property for $23,500 net leased to Oce Printing Systems USA, Inc. through February 2020. The purchase was partially funded through the use of a $15,275 interest only, non-recourse mortgage which bears interest at 5.25%, and matures March 2008. The lease provides for an average annual rent of $2,245.

     The Company also obtained a $16,380 non-recourse mortgage note for its Westmont, Illinois property. The mortgage bears interest at 6.21%, provides for annual debt service of $1,292 and matures March 2018 when a balloon payment of $9,662 is due.

     The Company also obtained a $9,000 non-recourse mortgage note for the expansion of its Lancaster, California property. The mortgage bears interest at 5.92%, provides for annual debt service of $642 and matures September 2013 when a balloon payment of $7,518 is due.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SCHEDULE III ($000)

  INITIAL COST TO COMPANY AND GROSS AMOUNT AT WHICH CARRIED AT END OF YEAR(A)

                                                                                                               ACCUMULATED
                                                                         LAND AND    BUILDINGS                DEPRECIATION
                                                                           LAND         AND                        AND
DESCRIPTION                              LOCATION         ENCUMBRANCES   ESTATES    IMPROVEMENTS    TOTAL     AMORTIZATION
-----------                       ----------------------  ------------   --------   ------------   --------   -------------
Office..........................  Southington, CT           $  8,120     $  3,240     $ 20,440     $ 23,680     $  9,344
Research & Development..........  Glendale, AZ                14,930        4,996       24,392       29,388       11,952
Retail/Health Club..............  Countryside, IL              2,235          628        3,722        4,350        1,802
Retail/Health Club..............  Voorhees, NJ                 2,827          577        4,820        5,397        2,237
Retail/Health Club..............  DeWitt, NY                   1,709          445        3,043        3,488        1,414
Warehouse & Distribution........  Mansfield, OH                3,089          120        5,965        6,085        2,117
Industrial......................  Marshall, MI                 2,071           33        3,378        3,411        1,521
Industrial......................  Marshall, MI                   789           14          926          940          418
Retail..........................  Newport, OR                  5,784        1,400        7,270        8,670        3,267
Office & Warehouse..............  Memphis, TN                  6,245        1,053       11,174       12,227        5,010
Warehouse & Distribution........  Mechanicsburg, PA            9,531        1,439       13,987       15,426        3,959
Office & Warehouse..............  Tampa, FL                    6,096        1,389        7,762        9,151        3,131
Retail..........................  Klamath Falls, OR            6,573          727        9,160        9,887        3,387
Office..........................  Tampa, FL                    8,427        1,900        9,854       11,754        3,519
Warehouse & Industrial..........  Jacksonville, FL                --          157        3,563        3,720        1,133
Retail..........................  Sacramento, CA               2,202          885        2,705        3,590        1,240
Office..........................  Phoenix, AZ                     --        2,804       13,921       16,725        5,258
Retail..........................  Reno, NV                     1,906        1,200        1,904        3,104          850
Retail..........................  Las Vegas, NV                1,709          900        1,759        2,659          784
Retail..........................  Rockville, MD                   --           --        1,784        1,784          669
Retail..........................  Oxon Hill, MD                  457          403        2,765        3,168          967
Retail..........................  Laguna Hills, CA                --          255        5,035        5,290        1,764
Retail..........................  Riverdale, GA                   --          333        2,233        2,566          391
Retail/Health Club..............  Canton, OH                   1,823          602        3,819        4,421          668
Office..........................  Salt Lake City, UT          20,349           --       55,404       55,404       14,150
Manufacturing...................  Franklin, NC                 2,053          386        3,062        3,448          459
Industrial......................  Oberlin, OH                  2,098          276        4,515        4,791          677
Retail..........................  Tulsa, OK                       --          447        2,432        2,879          811
Retail..........................  Clackamas, OR                   --          523        2,847        3,370          949
Retail..........................  Lynwood, WA                     --          488        2,658        3,146          886
Retail..........................  Honolulu, HI                    --           --       11,147       11,147        2,755
Warehouse.......................  New Kingston, PA
                                  (Silver Springs)             3,509          674        5,360        6,034          776
Warehouse.......................  New Kingston, PA
                                  (Cumberland)                 7,364        1,380       10,963       12,343        1,587
Warehouse.......................  Mechanicsburg, PA
                                  (Hampden IV)                 5,437        1,012        8,039        9,051        1,164
Office/Research & Development...  Marlborough, MA              8,102        1,999       13,834       15,833        1,888
Office..........................  Dallas, TX                  21,785        3,582       30,598       34,180        3,924
Warehouse.......................  Waterloo, IA                 4,194        1,025        8,296        9,321        1,080
Office/Research & Development...  Milpitas, CA                17,100        3,542       18,603       22,145        2,325
Industrial......................  Gordonsville, TN             1,972           52        3,325        3,377          478
Office..........................  Decatur, GA                  6,829          975       13,677       14,652        1,710
Office..........................  Richmond, VA                16,634           --       27,282       27,282        4,230
Office/Warehouse................  Bristol, PA                  9,833        2,508       10,031       12,539        1,191
Office..........................  Hebron, KY                   5,414        1,615        6,462        8,077          767
Office..........................  Livonia, MI                  5,344        1,554        6,219        7,773          739
Office..........................  Valley Forge, PA            13,306        3,960       15,891       19,851          149
Research & Development..........  Livonia, MI                  5,789        1,733        6,936        8,669          824
Office..........................  Palm Beach Gardens, FL      11,509        3,576       14,249       17,825        1,648
Warehouse/Distribution..........  Lancaster, CA               10,761        2,028       28,225       30,253        1,592
Industrial......................  Auburn Hills, MI             7,325        2,788       11,169       13,957        1,237
Warehouse/Distribution..........  Warren, OH                  38,115       10,231       51,280       61,511        9,305
Warehouse/Distribution..........  Baton Rouge, LA              1,969          685        2,748        3,433          287
Retail..........................  Columbia, MD                    --        1,002        4,294        5,296          411
Retail..........................  Bakersfield, CA                 --          400        1,662        2,062          586
Retail..........................  Bethesda, MD                 1,955          926        2,415        3,341        1,209

                                                              USEFUL LIFE COMPUTING
                                                             DEPRECIATION IN LATEST
                                     DATE         DATE          INCOME STATEMENTS
DESCRIPTION                        ACQUIRED    CONSTRUCTED           (YEARS)
-----------                       ----------   -----------   -----------------------
Office..........................   Oct. 1986          1983           40 & 12
Research & Development..........   Nov. 1986          1985           40 & 12
Retail/Health Club..............   Jul. 1987          1987           40 & 12
Retail/Health Club..............   Jul. 1987          1987           40 & 12
Retail/Health Club..............   Aug. 1987   1977 & 1987           40 & 12
Warehouse & Distribution........   Jul. 1987          1970         40, 20 & 12
Industrial......................   Aug. 1987   1968 & 1972         40, 20 & 12
Industrial......................   Aug. 1987          1979         40, 20 & 12
Retail..........................  Sept. 1987          1986         40, 20 & 12
Office & Warehouse..............   Feb. 1988          1987             40
Warehouse & Distribution........   Oct. 1990   1985 & 1991             40
Office & Warehouse..............   Nov. 1987          1986           40 & 20
Retail..........................   Mar. 1988          1986             40
Office..........................   Jul. 1988          1986             40
Warehouse & Industrial..........   Jul. 1988   1958 & 1969           40 & 20
Retail..........................   Oct. 1988          1988         40, 20 & 12
Office..........................   Nov. 1988   1960 & 1979           40 & 3
Retail..........................   Dec. 1988          1988         40, 20 & 12
Retail..........................   Dec. 1988          1988         40, 20 & 12
Retail..........................   Aug. 1995          1977   22.375, 16.583 & 15.583
Retail..........................   Aug. 1995          1976           21.292
Retail..........................   Aug. 1995          1974          20 & 20.5
Retail..........................   Dec. 1995          1985             40
Retail/Health Club..............   Dec. 1995          1987             40
Office..........................    May 1996          1982           25.958
Manufacturing...................   Dec. 1996          1996             40
Industrial......................   Dec. 1996          1996             40
Retail..........................   Dec. 1996          1981       23.583 & 13.583
Retail..........................   Dec. 1996          1981       23.583 & 13.583
Retail..........................   Dec. 1996          1981       23.583 & 13.583
Retail..........................   Dec. 1996          1980            24.33
Warehouse.......................
                                   Mar. 1997          1981             40
Warehouse.......................
                                   Mar. 1997          1989             40
Warehouse.......................
                                   Mar. 1997          1985             40
Office/Research & Development...   Jul. 1997   1960 & 1988             40
Office..........................  Sept. 1997          1986             40
Warehouse.......................   Oct. 1997   1996 & 1997             40
Office/Research & Development...   Dec. 1997          1985             40
Industrial......................   Dec. 1997   1983 & 1985            34.75
Office..........................   Dec. 1997          1983             40
Office..........................   Dec. 1997          1990            32.25
Office/Warehouse................   Mar. 1998          1982             40
Office..........................   Mar. 1998          1987             40
Office..........................   Mar. 1998   1987 & 1988             40
Office..........................   Aug. 2002   1985 & 2001             40
Research & Development..........   Mar. 1998   1987 & 1988             40
Office..........................    May 1998          1996             40
Warehouse/Distribution..........   Jun. 1998          1998             40
Industrial......................   Jul. 1998   1989 & 1998             40
Warehouse/Distribution..........   Aug. 1998          1982           10 & 40
Warehouse/Distribution..........   Oct. 1998          1998             40
Retail..........................   Dec. 1998          1983             40
Retail..........................   Aug. 1995          1976             40
Retail..........................   Aug. 1995          1980             40

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                                                                               ACCUMULATED
                                                                         LAND AND    BUILDINGS                DEPRECIATION
                                                                           LAND         AND                        AND
DESCRIPTION                              LOCATION         ENCUMBRANCES   ESTATES    IMPROVEMENTS    TOTAL     AMORTIZATION
-----------                       ----------------------  ------------   --------   ------------   --------   -------------
Office..........................  Bristol, PA                  6,190        1,073        7,709        8,782          586
Office..........................  Southborough, MA             2,251          456        4,291        4,747          326
Office..........................  Herndon, VA                 18,964        5,127       20,570       25,697        1,547
Office..........................  Hampton, VA                  4,512        1,353        5,446        6,799          380
Office..........................  Phoenix, AZ                 14,553        4,665       18,682       23,347        1,225
Industrial......................  Hebron, OH                   3,764        1,063        4,296        5,359          111
Industrial......................  Hebron, OH                   5,887        1,681        6,794        8,475          176
Retail..........................  Phoenix, AZ                     --        1,126        4,501        5,627          127
Retail..........................  Stockton, CA                    --          259        1,037        1,296           29
Retail..........................  Lynchburg, VA                   --          159          638          797           18
Office..........................  San Diego, CA                4,347        1,740        6,960        8,700          196
Office..........................  Phoenix, AZ                     --        2,287        9,149       11,436          257
Industrial......................  Henderson, NC                4,497        1,488        5,954        7,442          167
Industrial......................  Tempe, AZ                       --          378        1,514        1,892           43
Industrial......................  Columbus, OH                    --          319        1,275        1,594           36
Office..........................  Tuscon, AZ                   2,484          657        2,794        3,451           74
Retail..........................  Eau Claire, WI               2,360          860        3,442        4,302           97
Office..........................  Milford, CT                     --          567        2,265        2,832           64
Retail..........................  Westland, MI                 3,320        1,444        5,777        7,221          162
Retail..........................  Canton, OH                   3,395          883        3,534        4,417           99
Retail..........................  Spartanburg, SC              2,819          833        3,334        4,167           94
Office..........................  Wilsonville, OR                 --        2,666       10,662       13,328          300
Industrial......................  Ocala, FL                   13,429        3,803       15,210       19,013          428
Retail..........................  Jacksonville, AL                --          392        1,567        1,959           44
Industrial......................  Columbia, SC                 3,472          928        3,710        4,638          104
Office..........................  Hampton, VA                  7,357        2,333        9,351       11,684          263
Industrial......................  Plymouth, MI                 4,866        1,533        6,130        7,663          172
Retail..........................  Gainesville, GA              1,056          526        2,105        2,631           59
Office..........................  Lake Forest, CA             10,939        3,442       13,779       17,221          273
Office..........................  Knoxville, TN                5,330        1,624        6,503        8,127           61
Industrial......................  Groveport, OH                7,800        2,385        9,547       11,932           70
Office..........................  Westmont, IL                    --        4,978       19,940       24,918           21
Office..........................  Fort Mill, SC               11,656        3,601       14,404       18,005           15
                                                            --------     --------     --------     --------     --------
     Total......................                            $460,517     $131,496     $781,874     $913,370     $134,220
                                                            ========     ========     ========     ========     ========

                                                              USEFUL LIFE COMPUTING
                                                             DEPRECIATION IN LATEST
                                     DATE         DATE          INCOME STATEMENTS
DESCRIPTION                        ACQUIRED    CONSTRUCTED           (YEARS)
-----------                       ----------   -----------   -----------------------
Office..........................   Dec. 1999          1998             40
Office..........................   Dec. 1999          1984             40
Office..........................   Dec. 1999          1987             40
Office..........................   Mar. 2000          2000             40
Office..........................    May 2000          1997             40
Industrial......................   Dec. 2001          2000             40
Industrial......................   Dec. 2001          1999             40
Retail..........................   Nov. 2001          1988             40
Retail..........................   Nov. 2001          1968             40
Retail..........................   Nov. 2001          1986             40
Office..........................   Nov. 2001          1989             40
Office..........................   Nov. 2001   1985 & 1994             40
Industrial......................   Nov. 2001          1998             40
Industrial......................   Nov. 2001          1981             40
Industrial......................   Nov. 2001          1990             40
Office..........................   Nov. 2001          1988             40
Retail..........................   Nov. 2001          1994             40
Office..........................   Nov. 2001          1994             40
Retail..........................   Nov. 2001   1987 & 1997             40
Retail..........................   Nov. 2001          1995             40
Retail..........................   Nov. 2001          1996             40
Office..........................   Nov. 2001   1980 & 1998             40
Industrial......................   Nov. 2001          1976             40
Retail..........................   Nov. 2001          1983             40
Industrial......................   Nov. 2001   1968 & 1998             40
Office..........................   Nov. 2001          1999             40
Industrial......................   Nov. 2001          1996             40
Retail..........................   Nov. 2001          1984             40
Office..........................   Mar. 2002          2001             40
Office..........................   Aug. 2002          2002             40
Industrial......................   Sep. 2002          2002             40
Office..........................   Dec. 2002          1989             40
Office..........................   Dec. 2002          2002             40
     Total......................

---------------
(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's properties at December 31, 2002 for Federal income tax purposes was approximately $669 million.

     Reconciliation of real estate owned:

                                                              2002        2001        2000
                                                            --------    --------    --------
  Balance at the beginning of the year....................  $830,788    $682,627    $688,926
  Additions during year...................................   116,264     166,668      30,603
  Properties sold during year.............................   (18,621)     (4,107)    (17,727)
  Property contributed to joint venture during year.......   (15,061)    (14,400)    (19,175)
                                                            --------    --------    --------
  Balance at end of year..................................  $913,370    $830,788    $682,627
                                                            ========    ========    ========
  Balance at beginning of year............................  $116,741    $ 98,429    $ 82,334
  Depreciation and amortization expense...................    21,480      18,312      17,513
  Accumulated depreciation and amortization of properties
     sold during year.....................................    (2,934)         --      (1,162)
  Accumulated depreciation of property contributed to
     joint venture during year............................    (1,067)         --        (256)
                                                            --------    --------    --------
  Balance at end of year..................................  $134,220    $116,741    $ 98,429
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In 2002, the Company issued 34,483 common shares in respect of a 15-year, 8% interest only recourse note to an officer for $500.

     On November 28, 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $136,300, which owned twenty-three properties in fourteen states. The Company issued 2,143,840 common shares (valued at $31,622), 44,858 operating partnership units (valued at $661), $31,612 in cash and assumed approximately $61,389 of third party mortgage debt (excluding $11,114 in Net Partnership obligations to the Company). The Company's Chairman was the controlling shareholder of the general partners of the Net Partnerships. The general partners received 44,858 operating partnership units valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships. The units, which receive distributions equal to the dividends on common shares, are convertible into the Company's common shares on a one-for-one basis beginning November 2006.

     During 2001, the Company issued 24,620 common shares to acquire a company controlled by the Chairman, whose sole asset was a mortgage note receivable from a 64% owned partnership of the Company.

     During 2001, the Company renegotiated $1,973 in notes receivable from two officers. The notes were issued in connection with the officers' purchases of 131,000 common shares at $15.25 per common share. The new notes have a 15-year maturity, are 8% interest only, recourse to the officers and provide for forgiveness of the principal balances if certain operating results are achieved.

     During 2000, the Company sold two properties to the Net Partnerships which are located in Henderson, North Carolina (leased to Corporate Express Office Products, Inc.) and Plymouth, Michigan (leased to Johnson Controls, Inc.) for $15,600 resulting in gains of $2,300.

     During 2000, the Company issued 83,400 operating partnership units in LCIF to acquire the property management contract for the Net Partnerships from an affiliate of the Chairman of the Company and was subsequently sold to LRA for $585. The fees earned during 2001 and 2000, under this contract, were $139 and $91 and the reimbursement of costs for services provided by the Company on behalf of the Net Partnerships were $564 and $359 for the years ended December 31, 2001 and 2000, respectively. The reimbursements are shown net, in the Company's general and administrative expenses in the accompanying consolidated statements of income.

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

     The Company and LRA also received brokerage commissions relating to the purchase and sale of properties by the Net Partnerships, with unaffiliated parties, totaling $120 in 2000 which is included in interest and other income in the accompanying consolidated statements of income.

                                    PART IV.

ITEM 14. CONTROLS AND PROCEDURES.

  Evaluation of Disclosure Controls and Procedures.

     An evaluation of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) was carried out within 90 days prior to the filing of this annual report. This evaluation was made under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, the Company's Chief Executive Officer and its Chief Financial Officer have concluded that the Company's disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and
(b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls.

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the Company's evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      ----
(a)(1)  Financial Statements........................................  38-64
   (2)  Financial Statement Schedule................................  65-66
   (3)  Exhibits....................................................

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    3.1       --   Declaration of Trust of Lexington Corporate Properties Trust
                   (the "Company"), dated December 31, 1997 (filed as
                   Exhibit 3.1 to the Company's Current Report on Form 8-K
                   filed January 16, 1998 (the "1998 8-K"))*
    3.2       --   Articles Supplementary Classifying 2,000,000 shares of
                   Preferred Shares as Class A Senior Cumulative Convertible
                   Preferred Shares and 2,000,000 shares of Excess Shares as
                   Excess Class A Preferred Shares of the Company (filed as
                   Exhibit 5.3 to the Company's Current Report on Form 8-K
                   filed February 10, 1997)*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
    3.3       --   By-Laws of the Company (filed as Exhibit 3.2 to the
                   Company's Annual Report on 10-K for the year ended December
                   31, 1997 (the "1997 10-K"))*
    3.4       --   Articles of Amendment of Declaration of Trust of the Company
                   (filed as Exhibit 3.3 to the Company's Registration
                   Statement on Form S-4 (File No. 333-70790) (the "2001 Form
                   S-4"))*
    4.1       --   Specimen of Common Shares Certificate of the Company (filed as Exhibit 3.2 to the 1997 10-K)*
   10.8       --   Form of 1994 Outside Director Shares Plan of the Company
                   (filed as Exhibit 10.8 to the Company's Annual Report on
                   10-K for the year ended December 31, 1993)*
   10.24      --   Class A Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $34,000,000 (filed as Exhibit 10.24 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 1995 (the "1995 10-K"))*
   10.25      --   Class B Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $18,500,000 (filed as Exhibit 10.25 to the
                   1995 10-K)*
   10.26      --   Class C Mortgage Note to Pacific Mutual Life Insurance
                   Company and Lexington Mortgage Company dated May 19, 1995 in the amount of $17,500,000 (filed as Exhibit 10.26 to the
                   1995 10-K)*
   10.28      --   Indenture of Mortgage, Deed of Trust, Security Agreement,
                   Financing Statement, Fixture Filing and Assignment of
                   Leases, Rents and Security Deposits to First American Title
                   Insurance Company and Pacific Mutual Life Insurance Company
                   and Lexington Mortgage Company dated May 19, 1995 (filed as
                   Exhibit 10.28 to the 1995 10-K)*
   10.29      --   Assignment of Leases, Rents, and Security Deposits to
                   Pacific Mutual Life Insurance Company and Lexington Mortgage
                   Company dated May 19, 1995 (filed as Exhibit 10.29 to the
                   1995 10-K)*
   10.30      --   Cash Collateral Account, Security, Pledge and Assignment
                   Agreement with the Bank of New York, as agent and Pacific
                   Mutual Life Insurance Company and Lexington Mortgage Company
                   dated May 19, 1995 (filed as Exhibit 10.30 to the 1995
                   10-K)*
   10.31      --   Trust and Servicing Agreement with Pacific Mutual Life
                   Insurance Company, LaSalle National Bank and ABN AMRO Bank
                   N.V. dated May 19, 1995 (filed as Exhibit 10.31 to the 1995
                   10-K)*
   10.38      --   Operating Agreement and Management Agreement between the
                   Company and Lexington Acquiport Company, LLC ("LAC I")
                   (filed as Exhibit 2 to the Company's Current Report on
                   Form 8-K filed August 31, 1999)*
   10.39      --   Form of Employment Agreement between the Company and E.
                   Robert Roskind dated September 20, 1999 (filed as
                   Exhibit 10.39 to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1999)*
   10.40      --   Investment Advisory and Asset Management Agreement by and
                   between AGAR International Holdings Ltd. and Lexington
                   Realty Advisors, Inc. ("LRA") (filed as Exhibit 10.40 to the
                   Company's Annual Report on Form 10-K for the year ended
                   December 31, 2000)*
   10.42      --   Contribution Agreement between Net 3 Acquisition L.P.
                   ("Net 3") and Lepercq Net 1 L.P., as amended (filed as
                   Exhibit 10.42 to the 2001 Form S-4)*
   10.43      --   Contribution Agreement between Net 3 and Lepercq Net 2 L.P., as amended (filed as Exhibit 10.43 to the 2001 Form S-4)*

EXHIBIT NO.                                  EXHIBIT
-----------                                  -------
   10.44      --   Unsecured Revolving Credit Agreement with Fleet National
                   Bank dated March 30, 2001 in the amount of $35,000,000
                   (filed as Exhibit 10.44 to the 2001 Form S-4)*
   10.45      --   Loan Assumption, First Modification And Ratification
                   Agreement, dated as of November 28, 2001, by and among the
                   Company, LCIF, LCIF II, and Net 3 in favor of Fleet National
                   Bank (filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed December 21, 2001 (the "2001 8-K")*
   10.46      --   Operating Agreement of Lexington Acquiport Company II, LLC
                   ("LAC II"), dated as of December 5, 2001 (filed as
                   Exhibit 99.4 to the 2001 8-K)*
   10.47      --   Management Agreement, dated as of December 5, 2001, by and between LAC II and LRA (filed as Exhibit 99.5 to the 2001
                   8-K)*
   10.48      --   First Amendment to Operating Agreement of LAC I, dated as of
                   December 5, 2001 (filed as Exhibit 99.6 to the 2001 8-K)*
   10.49      --   First Amendment to Management Agreement, dated as of
                   December 5, 2001, by and between LAC I and LRA (filed as
                   Exhibit 99.7 to the 2001 8-K)*
   10.50      --   Form of Amended and Restated Agreement of Limited
                   Partnership of Net 3 (filed as Exhibit 99.1 to the 2001 Form
                   S-4)*
   10.51      --   Agreement and Plan of Merger by and among the Company, Net 3 and Net 1 L.P., as amended (filed as Exhibit 2.5 to the
                   Company's Registration Statement on Form S-4 (File No.
                   333-70790) (the "2001 Form S-4"))*
   10.52      --   Agreement and Plan of Merger by and among the Company, Net 3 and Net 2 L.P., as amended (filed as Exhibit 2.6 to the 2001
                   Form S-4)*
   10.53      --   Form of Indemnification Agreement between the Company and
                   E. Robert Roskind dated June 6, 2002 +
   10.54      --   Amended and Restated 2002 Equity-Based Award Plan of the
                   Company +
   12         --   Statement of Computation of Ratio of Earnings to Fixed
                   Charges +
   21         --   List of Subsidiaries of the Trust +
   23         --   Consent of KPMG LLP +
   99.1       --   Certification of Chief Executive Officer pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +
   99.2       --   Certification of Chief Financial Officer pursuant to
                   18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

---------------

  * Incorporated by reference.

  + Filed Herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXINGTON CORPORATE PROPERTIES TRUST

                                          By:      /s/ T. WILSON EGLIN
                                            ------------------------------------
                                                      T. Wilson Eglin
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                     SIGNATURE                                              TITLE
                     ---------                                              -----

               /s/ E. ROBERT ROSKIND                   Chairman of the Board of Trustees
---------------------------------------------------
                 E. Robert Roskind

               /s/ RICHARD J. ROUSE                    Vice Chairman of the Board of Trustees and
---------------------------------------------------      Chief Investment Officer
                 Richard J. Rouse

                /s/ T. WILSON EGLIN                    Chief Executive Officer, President, Chief
---------------------------------------------------      Operating Officer and Trustee
                  T. Wilson Eglin

                /s/ PATRICK CARROLL                    Chief Financial Officer, Treasurer and
---------------------------------------------------      Executive Vice President
                  Patrick Carroll

                 /s/ PAUL R. WOOD                      Vice President, Chief Accounting Officer and
---------------------------------------------------      Secretary
                   Paul R. Wood

               /s/ GEOFFREY DOHRMANN                   Trustee
---------------------------------------------------
                 Geoffrey Dohrmann

               /s/ CARL D. GLICKMAN                    Trustee
---------------------------------------------------
                 Carl D. Glickman

                /s/ JACK A. SHAFFER                    Trustee
---------------------------------------------------
                  Jack A. Shaffer

                /s/ SETH M. ZACHARY                    Trustee
---------------------------------------------------
                  Seth M. Zachary

DATE: March 24, 2003

                                 CERTIFICATION

I, T. Wilson Eglin, certify that:

     1. I have reviewed this annual report on Form 10-K of Lexington Corporate Properties Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 24, 2003

By: /s/ T. WILSON EGLIN
    ------------------------------
    T. Wilson Eglin
    Chief Executive Officer

                                 CERTIFICATION

I, Patrick Carroll, certify that:

     1. I have reviewed this annual report on Form 10-K of Lexington Corporate Properties Trust;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date March 24, 2003

/s/ PATRICK CARROLL
--------------------------
Patrick Carroll
Chief Financial Officer