Form 10-Q
period 2003-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2003-05-15
CIK 910108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                   to
                               -----------------    ----------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 34,984,541 common shares, par value $.0001 per share on May 13, 2003.

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
         March 31, 2003 (Unaudited) and December 31, 2002 (in thousands, except share and per share data)

                                                                         March 31,       December 31,
                                                                           2003              2002
                                                                           ----              ----
ASSETS:
Real estate, at cost                                                     $ 978,735         $ 913,370
Less: accumulated depreciation and amortization                            141,900           134,220
                                                                         ---------         ---------
                                                                           836,835           779,150

Cash and cash equivalents                                                   13,998            12,097
Investment in non-consolidated entities                                     56,407            54,261
Deferred expenses, net                                                       8,594             8,168
Rent receivable - current                                                    4,967             3,535
Rent receivable - deferred                                                  21,474            20,115
Other assets, net                                                           17,806            25,145
                                                                         ---------         ---------
                                                                         $ 960,081         $ 902,471
                                                                         =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Mortgages and notes payable                                              $ 528,007         $ 460,517
Credit facility borrowings                                                  22,500            31,000
Origination fees payable, including accrued interest                         6,531             6,565
Accounts payable and other liabilities                                       9,065            10,758
                                                                         ---------         ---------
                                                                           566,103           508,840
Minority interest                                                           56,479            56,846
                                                                         ---------         ---------
                                                                           622,582           565,686
                                                                         ---------         ---------

Common shares, par value $0.0001 per share, 287,888 shares issued
and outstanding, liquidation preference $3,886                               3,809             3,809
                                                                         ---------         ---------

Shareholders' equity:
Common shares, par value $0.0001 per share; authorized 80,000,000 shares, 30,152,997 and 29,742,160 shares issued and outstanding
  in 2003 and 2002, respectively                                                 3                 3
Additional paid-in-capital                                                 419,729           414,989
Deferred compensation, net                                                  (6,814)           (1,766)
Accumulated distributions in excess of net income                          (79,228)          (77,777)
                                                                         ---------         ---------
                                                                           333,690           335,449
Less: notes receivable from officers/shareholders                               --            (2,473)
                                                                         ---------         ---------
                                                                           333,690           332,976
                                                                         ---------         ---------
                                                                         $ 960,081         $ 902,471
                                                                         =========         =========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2003 and 2002
          (Unaudited and in thousands, except share and per share data)

                                                                                  2003               2002
                                                                                  ----               ----
Revenues:

     Rental                                                                  $    27,049        $    22,995
     Equity in earnings of non-consolidated entities                               1,263              1,426
     Advisory fees                                                                   411                 --
     Interest and other                                                              358                392
                                                                             -----------        -----------
                                                                                  29,081             24,813
                                                                             -----------        -----------
Expenses:

     Interest                                                                      9,368              8,250
     Depreciation and amortization of real estate                                  6,361              5,183
     General and administrative                                                    2,311              1,579
     Property operating                                                              916                806
     Amortization of deferred expenses                                               532                487
                                                                             -----------        -----------
                                                                                  19,488             16,305
                                                                             -----------        -----------

     Income before gains on sale of properties and minority interests              9,593              8,508
     Gains on sale of properties                                                     885                854
                                                                             -----------        -----------
     Income before minority interests                                             10,478              9,362
     Minority interests                                                            1,715              1,401
                                                                             -----------        -----------
                  Net income                                                 $     8,763        $     7,961
                                                                             ===========        ===========


Net income per common share-basic                                            $      0.29        $      0.30
                                                                             ===========        ===========

Weighted average common shares outstanding-basic                              29,983,496         24,509,064
                                                                             ===========        ===========

Net income per common share-diluted                                          $      0.29        $      0.29
                                                                             ===========        ===========

Weighted average common shares outstanding-diluted                            35,393,714         30,088,259
                                                                             ===========        ===========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2003 and 2002
                          (Unaudited and in thousands)

                                                                        2003             2002
                                                                        ----             ----
Net cash provided by operating activities                             $ 13,184         $ 13,435
                                                                      --------         --------

Cash flows from investing activities:

     Investments in real estate assets                                 (24,223)         (17,445)
     Net proceeds from the sale of properties                            2,151           12,296
     Investment in and advances to non-consolidated entities            (6,875)              --
     Real estate deposits                                                 (422)              --
                                                                      --------         --------
           Net cash used in investing activities                       (29,369)          (5,149)
                                                                      --------         --------

Cash flows from financing activities:

     Dividends to common and preferred shareholders                    (10,214)          (8,834)
     Dividend reinvestment plan proceeds                                 1,452            1,001
     Change in credit facility borrowings                               (8,500)         (10,000)
     Principal amortization payments                                    (3,196)          (2,515)
     Proceeds of mortgages and notes payable                            40,655           11,000
     Increase in deferred costs                                           (459)            (237)
     Cash distributions to minority interests                           (1,917)          (1,567)
     Proceeds from the issuance of common shares, net                      250               85
     Increase in escrow deposits                                        (1,456)            (396)
     Origination fee amortization payments                                (107)            (124)
                                                                      --------         --------
           Net cash provided by (used in) financing activities          16,508          (11,587)
                                                                      --------         --------

Cash attributable to newly consolidated entity                           1,578               --
                                                                      --------         --------

     Change in cash and cash equivalents                                 1,901           (3,301)
Cash and cash equivalents, at beginning of period                       12,097           13,863
                                                                      --------         --------
Cash and cash equivalents, at end of period                           $ 13,998         $ 10,562
                                                                      ========         ========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

           (Unaudited and dollars in thousands, except per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of March 31, 2003, the Company had an ownership interest in 104 properties and managed an additional 2 properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 104 properties, four provide for operating expense stops, one is a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and the tenant to be responsible thereafter.

         The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. Accordingly, no provision for Federal income taxes has been made.

         The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

(2)      Summary of Significant Accounting Policies

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3") and Lexington Realty Advisors, Inc. ("LRA"). The Company is the sole unitholder of each of the general partner and the majority limited partner of LCIF, LCIF II and Net 3. Effective January 1, 2003, the Company converted its non-voting interest in LRA to a 99% voting interest.

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and operating partnership units.

         Recently Issued Accounting Standards. The Company's adoption of SFAS No. 146, which requires that exit or disposal costs be recorded when incurred and be measured at fair value, had no impact on the Company's consolidated financial position or results of operations. The adoption of SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses on extinguishment of debt to be classified as an extraordinary item, had no impact on the Company's consolidated financial position or results of operations. The Company's adoption of FASB Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations, had no impact on the Company's financial position or results of operations. FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" is required for all variable interest entities created after January 31, 2003 and all existing entities beginning July 1, 2003. FIN 46 requires that companies that absorb the majority of another entity's expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests, which are ownership, contractual, or other economic interests in an entity, consolidate the variable interest entity. The Company has not determined the impact this will have on its consolidated financial statements.

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

         Reclassification. Certain amounts included in 2002 financial statements have been reclassified to conform with the 2003 presentation.

 (3)     Earnings per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the quarters ended March 31, 2003 and 2002:

                                                                           Three months ended
                                                                                March 31,
                                                                        2003                2002
                                                                        ----                ----
                            BASIC

Net income                                                          $     8,763        $      7,961
Less preferred dividends                                                     --                (693)
                                                                    -----------        ------------
Net income attributed to common shareholders-basic                  $     8,763        $      7,268
                                                                    ===========        ============

Weighted average number of common shares outstanding                 29,983,496          24,509,064
                                                                    ===========        ============

Net income per common share-basic                                   $      0.29        $       0.30
                                                                    ===========        ============

                            DILUTED

Net income attributed to common shareholders - basic                $     8,763        $      7,268
Add incremental income attributed to assumed
     conversion of dilutive securities                                    1,346               1,347
                                                                    -----------        ------------
Net income attributed to common shareholders -diluted               $    10,109        $      8,615
                                                                    ===========        ============

Weighted average number of shares used in calculation
     of  basic earnings per share                                    29,983,496          24,509,064
Add incremental shares representing:
     Shares issuable upon exercise of employee share options            160,503             272,174
     Shares issuable upon conversion of dilutive securities           5,249,715           5,307,021
                                                                    -----------        ------------
Weighted average number of shares used in calculation
     of diluted earnings per common share                            35,393,714          30,088,259
                                                                    ===========        ============

Net income per common share-diluted                                 $      0.29        $       0.29
                                                                    ===========        ============


 (4)     Investments in Real Estate

         In February 2003, the Company acquired a property in Boca Raton, Florida net leased to OCE Printing Systems USA, Inc. for a purchase price of $23,500. The lease, which expires in February 2020 provides for annual rental revenues of $2,245. The purchase price was partially funded through a $15,275 interest only, non-recourse mortgage note which bears interest at 5.25%, provides for annual debt service of $802 and matures March 2008 when a balloon payment of $15,275 is due.

         During the three months ended March 31, 2003, the Company sold its property in Bakersfield, California, in which the Company had a 64% ownership interest, for aggregate net proceeds of $2,151 and realized a gain of $885.

(5)      Investment in Non-Consolidated Entities

         The Company has investments in three non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC"), Lexington Florence LLC ("Florence") and Lexington Columbia LLC ("Columbia").

         In March 2003, LAC acquired a property in Farmington Hills, Michigan, for an aggregate purchase price of $32,650. The property is net leased to Motorola, Inc. through December 2016 for annual rent of $3,106. The tenant has the ability to terminate the lease as of December 2011 with 18 months notice and a payment of approximately $6,600. The purchase was partially funded through a $24,000 non-recourse mortgage note which bears interest at 30 day LIBOR plus 3.00% and becomes prepayable without penalty in August 2003. LAC has arranged, subject to certain conditions, for a $21,420 fixed rate, non-recourse mortgage note to satisfy, along with an additional equity contribution of $2,580, the current LIBOR-based note in August 2003. The replacement note bears interest at 5.42%, requires annual debt service payments of $1,500 and matures in August 2012 when a balloon payment of $17,500 is due.

         The following is a summary of selected balance sheet data and income statement data for the Company's non-consolidated entities:



        MARCH 31, 2003                             LAC          FLORENCE       COLUMBIA
                                                   ---          --------       --------
        Real estate, net                        $317,398        $15,465         $47,957

        Mortgages payable                        203,592          9,505          24,571

        Lexington's ownership percentage          33.33%         22.73%          40.00%

        THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                                LAC                 FLORENCE               COLUMBIA
                                ---                 --------               --------
                          2003        2002       2003      2002       2003        2002
                          ----        ----       ----      ----       ----        ----
         Revenues        $8,639      $7,253      $425      $302      $1,736      $1,734

         Expenses         5,698       4,914       273       203       1,025       1,047
                         ------      ------      ----      ----      ------      ------

         Net income      $2,941      $2,339      $152      $ 99      $  711      $  687
                         ======      ======      ====      ====      ======      ======

(6)      Concentration of Risk

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants.

         For the three months ended March 31, 2003 and 2002, no single tenant represented greater than 10% of revenues.

(7)      Minority Interests

         In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through November 2006.

         As of March 31, 2003, the total number of limited partnership units of LCIF, LCIF II and Net 3 outstanding was 5,248,306. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.34 per unit with a weighted average distribution of $1.19 per unit.

(8)      Related Party Transactions

         In February 2003, three officers repaid recourse notes due the Company, including accrued interest thereon, of $2,522 by delivering to the Company 156,189 common shares.

         All related party transactions are approved by the independent members of the Board of Trustees.

(9)      Commitments and Contingencies

         The Company has entered into a $4,824 land purchase and development agreement to develop a property in Minneapolis, Minnesota. The Company funded $3,414 in costs through March 31, 2003 and completion of the project is expected in the second half of 2003. Upon completion, the property will be subject to a lease which will expire 12 years after initial occupancy and provide for estimated annual net rent of 12.24% of total development costs.

         The Company, including its non-consolidated entities, is obligated under certain tenant leases to fund the expansion of the underlying leased properties.

         The Company is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(10)     Supplemental Disclosure of Statement of Cash Flow Information

         During 2003 and 2002, the Company paid $10,108 and $7,718, respectively, for interest.

         During 2003 and 2002, the Company issued 336,992 and 64,249 common shares, respectively, to certain employees and trustees resulting in $5,391 and $996 of deferred compensation, respectively. These common shares generally vest ratably over 5 years. However, in certain situations the vesting is cliff based after 5 years and in other cases vesting only occurs if certain performance criteria are met.

         During 2003, three officers repaid recourse notes due the Company, including accrued interest thereon, of $2,522 by delivering to the Company 156,189 common shares.

         During 2003, holders of an aggregate of 9,059 partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $124.

         During 2002, the Company sold a property to a newly formed joint venture for $4,414 in net proceeds and a deemed capital contribution of $643.

(11)     Subsequent Events

         The Company sold 4,500,000 common shares at $16.44 per share raising net proceeds of $73,980.

         The Company entered into an agreement with Kmart Corporation, the Company's largest tenant based upon revenues, under which Kmart has agreed to make its rental payments monthly in advance instead of semi-annual in arrears. In return, the Company has agreed to pay Kmart a monthly management fee of $42.

         The Company received $4,510 from Kmart which represented (i) $2,950 in pre-petition rent and other charges and (ii) $1,560 for April 2003 and May 2003 rent.

         The Company repaid $22,500 in outstanding borrowings on its unsecured credit facility.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

When used in this Form 10-Q Report, the words "believes," "expects," "estimates" and similar expressions are generally intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially. In particular, among the factors that could cause actual results to differ materially are the failure to continue to qualify as a real estate investment trust, changes in general business and economic conditions, competition, increases in real estate construction costs, changes in interest rates, changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business including tenant defaults, potential liability relating to environmental matters and illiquidity of real estate investments. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, acquires, owns and manages net-leased commercial properties. The Company believes that it has operated as a REIT since October 1993.

As of March 31, 2003, the Company owned, or had interests in, 104 real estate properties and managed 2 additional properties.

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

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 2003, the Company's real estate assets were located in 30 states and Canada and contained an aggregate of approximately 19.8 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the property. Of the Company's 104 properties, four provide for operating expense stops, one is subject to a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter. Approximately 99.2% of square feet is subject to a lease.

During the three months ended March 31, 2003, the Company purchased two properties (including one purchased by a non-consolidated entity) for $56.2 million and sold one property, in which it had a 64% ownership interest, for net cash proceeds of $2.2 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2003, the leases on the consolidated properties generated $27.0 million in revenue compared to $23.0 million during the same period in 2002.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a dividend in the amount of $0.335 per share to shareholders of record as of April 30, 2003, which was paid on May 15, 2003. The Company's annualized dividend rate is currently $1.34 per share.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows which are expected to increase over time due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investments, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion of properties in its portfolio, debt reduction, the acquisition of interest in new properties as suitable opportunities arise, and such other factors as the Board of Trustees considers appropriate.

Cash dividends paid to common shareholders increased to $10.2 million in 2003 compared to $8.1 million in 2002. The Company's dividend and distribution FFO payout ratio on a per share basis for 2003 and 2002, was 69.8% and 70.2%, respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. The Company's two largest tenants, based on a percentage of revenues, pay their rent semi-annually (Kmart Corporation -see discussion below) and quarterly (Northwest Pipeline Corporation). Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

Kmart Corporation, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart emerged from bankruptcy on May 6, 2003. On April 23, 2003, the bankruptcy court approved an agreement between the Company and Kmart. Under the agreement, Kmart has agreed to make monthly rent payments in advance rather than the currently stipulated semi-annual payments in arrears. In turn, the Company has agreed to pay Kmart a monthly management fee of approximately $42,000 provided the Company receives (i) payment in full of all past due pre-petition rent and other past due amounts (approximately $3.0 million) and (ii) current monthly payments of future rent (approximately $0.8 million per month). In May 2003, the Company received a $4.5 million payment from Kmart which represented pre-petition rent and other charges and April 2003 and May 2003 monthly rent.

Kmart leases a 1.7 million square foot distribution facility in Warren, Ohio. The Company has no retail properties leased to Kmart. The Kmart lease expires on September 30, 2007. Annual cash rents are $9.4 million ($5.50 per square foot) and annual rents on a straight-line basis are $8.9 million, which represents approximately 7.2% of the Company's rental revenue for the three months ended March 31, 2003, including the Company's proportionate share of rental revenue from non-consolidated entities and rental revenue recognized from properties sold through date of sale. At March 31, 2003, the Company had $9.6 million in accounts receivable from Kmart, including $3.0 million in pre-bankruptcy petition rent for the period from October 1, 2001 through January 21, 2002 and other past due amounts, plus $1.9 million in straight line rent receivable. Kmart is current in its post-bankruptcy petition rental obligation to the Company. On April 1, 2003, Kmart made its scheduled semi-annual rental payment of $4.7 million and on May 13, 2003 paid the pre-petition rent and other charges owed the Company of $3.0 million.

The Kmart facility is subject to a 7% imputed interest rate non-recourse mortgage note with an outstanding balance of $25.6 million as of March 31, 2003, which fully amortizes by maturity on October 1, 2007. On April 1, 2003, the semi-annual debt service payment of $3.1 million was made reducing the mortgage balance to $23.4 million. The property is also subject to an interest only second mortgage loan, which is a recourse obligation to the Company, with a variable interest rate of 90 day LIBOR plus 3.75% and an outstanding principal balance of $12.5 million. Annual debt service on the non-recourse first mortgage note is $6.2 million, and the next debt service payment is due October 1, 2003.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $13.2 million and $13.4 million for the three months ended March 31, 2003 and 2002, respectively.

Net cash used in investing activities totaled $29.4 million and $5.1 million for the three months ended March 31, 2003 and 2002, respectively. Cash used in investing activities during each period was primarily attributable to the acquisition of real estate and the investment in joint ventures. Cash provided by investing activities relates to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $16.5 million and $(11.6) million for the three months ended March 31, 2003 and 2002, respectively. Cash provided by (used in) financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 2003, based on the current $1.34 annual dividend.

                                                                 Current        Total Current
                           Total                                Annualized        Annualized
Redemption                 Number             Affiliate          Per Unit        Distribution
  Date                    Of Units              Units          Distribution         ($000)
----------                --------              -----          ------------         ------
At any time              3,507,950            1,401,159            $1.34            $4,701
At any time              1,254,152              120,374             1.08             1,354
At any time                114,059               52,144             1.12               128
December 2003                1,341                   --             1.34                 2
March 2004                  43,734                   --             0.27                12
March 2004                  19,510                   --               --                --
November 2004               24,552                2,856               --                --
March 2005                  29,384                   --               --                --
January 2006               171,168                  416               --                --
February 2006               28,230                1,743               --                --
May 2006                     9,368                   --             0.29                 3
November 2006               44,858               44,858             1.34                60
                         ---------            ---------            -----            ------
                         5,248,306            1,623,550            $1.19            $6,260
                         =========            =========            =====            ======

Financing

Revolving Credit Facility. The Company's $60.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of properties free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt and net worth maintenance provisions. As of March 31, 2003, the Company is in compliance with all covenants, there is $22.5 million outstanding on the facility, $33.3 million is available to be borrowed and $4.2 million in letters of credit outstanding.

Financing Transactions. During the three months ending March 31, 2003 the Company completed the following financing transactions:

         - Obtained a $15.3 million interest only non-recourse mortgage on its Boca Raton, Florida property. The mortgage note bears interest at 5.25%, provides for annual debt service payments of $0.8 million and matures in March 2008 when a balloon payment of $15.3 million is due.

         - Obtained a $24.0 million interest only non-recourse mortgage on its Farmington Hills, Michigan property. The mortgage note bears interest at 30 day LIBOR plus 3.00% and can be prepaid without penalty in August 2003. The Company has arranged, subject to certain conditions, for a non-recourse mortgage note to partially satisfy the current outstanding mortgage in August 2003. The replacement note will have a fixed interest rate of 5.42%, provide for annual debt service of $1.5 million and will mature in August 2012 when a balloon payment of $17.5 million is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of March 31, 2003, a total of 71 of the Company's 91 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $515.5 million. The weighted average interest rate on the Company's consolidated debt on such date was approximately 6.97%. The estimated scheduled principal amortization payments for the remainder of 2003 and for 2004, 2005, 2006 and 2007 are $14.8 million, $18.7 million, $17.0 million, $15.4 million and $16.3 million, respectively. The estimated scheduled balloon payments for the remainder of 2003 and for 2004, 2005, 2006 and 2007, including line of credit borrowings and the recourse note on the Company's Warren, Ohio property, are $0, $47.5 million, $76.5 million, $0, and $12.5 million, respectively.

Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For six of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $0.9 million.

Results of Operations

Three months ended March 31, 2003 compared with March 31, 2002

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. In addition, Lexington Realty Advisors, Inc. ("LRA") has been consolidated effective January 1, 2003; previously it had been accounted for under the equity method. Of the increase in total revenues in 2003 of $4.3 million, $4.1 million is attributable to rental revenue which resulted from (i) the consolidation of LRA ($1.2 million), (ii) properties purchased in 2002 and owned for the entire quarter in 2003 ($2.7 million), (iii) the property purchased in 2003 ($0.2 million) and
(iv) percentage rent ($0.2 million), offset by a reduction in rental revenue from property sales ($0.2 million). The remaining $0.2 million in revenue growth in 2003 was attributable to LRA advisory fees of $0.4 million offset by a $0.2 million decrease in earnings from non-consolidated entities. The increase in interest expense of $1.1 million due to the growth of the Company's portfolio ($1.0 million) and consolidation of LRA ($0.6 million) has been partially offset by a reduction in the weighted average interest rate from 7.34% for the three months ended March 31, 2002 to 6.97% for the three months ended March 31, 2003 due to scheduled principal amortization payments and lower variable interest rates. The Company's general and administrative expenses increased by $0.7 million due primarily to the consolidation of LRA ($0.4 million) and greater deferred compensation expense amortization ($0.2 million). The increase in property operating expenses of $0.1 million is due to the Company incurring property level operating expenses for certain properties in which the Company has operating expense responsibility. Net income increased in 2003 due to the impact of items discussed above.

The Company's non-consolidated entities had aggregate net income of $3.8 million in the first quarter of 2003 compared with $3.1 million in the first quarter of 2002. The increase in net income is primarily attributable to an increase in rental revenue of $1.5 million in 2003 attributable to the acquisition of properties in March 2003, August 2002, and the formation of a new joint venture in 2002. These revenue sources were partially offset by an increase in (i) interest expense of $0.5 million in 2003 due to partially funding of acquisitions with the use of non-recourse mortgage debt and (ii) depreciation expense of $0.3 million in 2003 due to more depreciable assets owned. The financial information for non-consolidated entities for 2002 does not include any financial information for LRA.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (7 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($80.5 million as of March 31, 2003 at a weighted average interest rate of 4.41%) and tenant monetary defaults.

Funds From Operations

The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT, and that it can be one measure of a REIT's ability to make cash distributions. FFO is defined in the April 2002 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles.

The following table reflects the calculation of the Company's Funds From Operations and cash flow activities for the three months ended March 31, 2003 and 2002 ($000's):

                                                              2003                 2002
                                                              ----                 ----
Net income                                                  $  8,763             $  7,961
Add back:
    Depreciation and amortization of real estate               6,361                5,183
    Minority interest's share of net income                    1,346                1,347
    Amortization of leasing commissions                          200                  174
    Gains on sale of properties                                 (885)                (854)
    Minority interest's share-gains on sale                      319                   --
    Joint venture adjustment                                     908                1,112
                                                            --------             --------
        Funds From Operations                               $ 17,012             $ 14,923
                                                            ========             ========

Cash flows from operating activities                        $ 13,184             $ 13,435
Cash flows from investing activities                         (29,369)              (5,149)
Cash flows from financing activities                          16,508              (11,587)

For the quarters ended March 31, 2003 and 2002, the Company's dividends and distribution FFO payout ratio, on a per share basis, was 69.8% and 70.2% respectively, of the Company's FFO, respectively.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

The Company's exposure to market risk relates to its variable rate debt. As of March 31, 2003 and 2002, the Company's variable rate indebtedness represented 14.6% and 10.7% of total long-term indebtedness, respectively. During the quarters ended March 31, 2003 and 2002, this variable rate indebtedness had a weighted average interest rate of 4.04% and 4.44%, respectively, and had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $149,000 and $140,000 respectively.

                         ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

ITEM 3.           Defaults Upon Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits

                                    99.1 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002 - T.
                                    Wilson Eglin

                                    99.2 Certification Pursuant to 18 U.S.C.
                                    Section 1350, as Adopted Pursuant to Section
                                    906 of the Sarbanes-Oxley Act of 2002 -
                                    Patrick Carroll

                                    (b) Reports on Form 8-K filed during the quarter ended March 31, 2003.

                                    None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Lexington Corporate Properties Trust



Date: May 15, 2003               By:      /s/ T. Wilson Eglin
      ------------                  ------------------------------------------
                                      T. Wilson Eglin
                                      Chief Executive Officer, President
                                      and Chief Operating Officer


Date: May 15, 2003               By:      /s/ Patrick Carroll
      ------------                  ------------------------------------------
                                      Patrick Carroll
                                      Chief Financial Officer, Executive Vice
                                      President and Treasurer

                                  CERTIFICATION

I, T. Wilson Eglin, Chief Executive Officer of Lexington Corporate Properties Trust (the "Company"), certify that:

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

/s/ T. Wilson Eglin
------------------------
T. Wilson Eglin
Chief Executive Officer
May 15, 2003

                                  CERTIFICATION

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

/s/ Patrick Carroll
------------------------
Patrick Carroll
Chief Financial Officer
May 15, 2003