Form 10-Q
period 2003-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2003-08-13
CIK 910108

                                 (UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

                                  Yes x . No   .
                                     ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 35,129,874 common shares, par value $.0001 per share on August 12, 2003.

                         PART 1. - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 June 30, 2003 (Unaudited) and December 31, 2002
                 (in thousands, except share and per share data)


                                                                                           June 30,         December 31,
                                                                                             2003              2002
                                                                                         -----------         ---------
ASSETS:
Real estate, at cost                                                                     $   972,014         $ 913,370
Less: accumulated depreciation and amortization                                              148,659           134,220
                                                                                         -----------         ---------
                                                                                             823,355           779,150
Cash and cash equivalents                                                                     71,564            12,097
Investment in non-consolidated entities                                                       56,645            54,261
Deferred expenses, net                                                                         7,305             8,168
Rent receivable - current                                                                         --             3,535
Rent receivable - deferred                                                                    22,518            20,115
Other assets, net                                                                             19,711            25,145
                                                                                         -----------         ---------
                                                                                         $ 1,001,098         $ 902,471
                                                                                         ===========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Mortgages and notes payable                                                              $   444,897         $ 460,517
Credit facility borrowings                                                                        --            31,000
Origination fees payable, including accrued interest                                           6,522             6,565
Accounts payable and other liabilities                                                         8,959            10,758
Prepaid rent                                                                                   3,356                --
                                                                                         -----------         ---------
                                                                                             463,734           508,840
Minority interest                                                                             54,240            56,846
                                                                                         -----------         ---------
                                                                                             517,974           565,686
                                                                                         -----------         ---------
Commitments and contingencies (note 10)
Common shares, par value $0.0001 per share, 287,888 shares issued
and outstanding, liquidation preference $3,886                                                 3,809             3,809
                                                                                         -----------         ---------
Shareholders' equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
      Class B Cumulative Redeemable Preferred, liquidation preference
      $79,000, 3,160,000 shares issued and outstanding in 2003                                76,315                --
Common shares, par value $0.0001 per share; authorized 80,000,000 shares, 34,798,246 and 29,742,160 shares issued and outstanding in 2003 and
      2002, respectively                                                                           3                 3
Additional paid-in-capital                                                                   496,627           414,989
Deferred compensation, net                                                                    (6,673)           (1,766)
Accumulated distributions in excess of net income                                            (86,957)          (77,777)
                                                                                         -----------         ---------
                                                                                             479,315           335,449
Less: notes receivable from officers/shareholders                                                 --            (2,473)
                                                                                         -----------         ---------
                                                                                             479,315           332,976
                                                                                         -----------         ---------
                                                                                         $ 1,001,098         $ 902,471
                                                                                         ===========         =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                Three and six months ended June 30, 2003 and 2002
          (Unaudited and in thousands, except share and per share data)


                                                                 Three months ended                    Six months ended
                                                                       June 30,                             June 30,
                                                                2003               2002               2003               2002
                                                           ------------       ------------       ------------       ------------
Revenues:
     Rental                                                $     27,266       $     22,646       $     54,022       $     45,087
     Equity in earnings of non-consolidated entities              1,312                937              2,575              2,363
     Advisory fees                                                  269                 --                680                 --
     Interest and other                                             293                608                650              1,000
                                                           ------------       ------------       ------------       ------------
                                                                 29,140             24,191             57,927             48,450
                                                           ------------       ------------       ------------       ------------
Expenses:
     Interest                                                     9,306              8,050             18,652             16,270
     Debt satisfaction charges                                    7,685                 --              7,685                 --
     Depreciation and amortization of real estate                 6,840              5,124             13,153             10,185
     General and administrative                                   2,448              1,191              4,751              2,763
     Property operating                                             744                452              1,655              1,248
     Amortization of deferred expenses                              513                459              1,044                944
                                                           ------------       ------------       ------------       ------------
                                                                 27,536             15,276             46,940             31,410
                                                           ------------       ------------       ------------       ------------
Income from continuing operations before minority
   interests                                                      1,604              8,915             10,987             17,040
Minority interests                                                   98             (1,493)            (1,186)            (2,748)
                                                           ------------       ------------       ------------       ------------
Income from continuing operations                                 1,702              7,422              9,801             14,292
                                                           ------------       ------------       ------------       ------------
Discontinued operations:
     Income from discontinued operations                             97                180                302                532
     Gains on sales of properties                                   684                277              1,143              1,016
                                                           ------------       ------------       ------------       ------------
     Total discontinued operations                                  781                457              1,445              1,548
                                                           ------------       ------------       ------------       ------------
Net income                                                 $      2,483       $      7,879       $     11,246       $     15,840
Dividends attributable to preferred shares - Series A                --                 --                 --               (693)
Dividends attributable to preferred shares - Series B              (212)                --               (212)                --
                                                           ------------       ------------       ------------       ------------
Net income allocable to common shareholders                $      2,271       $      7,879       $     11,034       $     15,147
                                                           ============       ============       ============       ============
Income per common share-basic:
Income from continuing operations                          $       0.05       $       0.28       $       0.30       $       0.53
Income from discontinued operations                                0.02               0.02               0.05               0.06
                                                           ------------       ------------       ------------       ------------
Net income                                                 $       0.07       $       0.30       $       0.35       $       0.59
                                                           ============       ============       ============       ============
Weighted average common shares outstanding -
   basic                                                     32,920,546         26,584,426         31,460,135         25,552,478
                                                           ============       ============       ============       ============
Income per common share-diluted:
Income from continuing operations                          $       0.04       $       0.27       $       0.29       $       0.52
Income from discontinued operations                                0.02               0.02               0.04               0.06
                                                           ------------       ------------       ------------       ------------
Net income                                                 $       0.06       $       0.29       $       0.33       $       0.58
                                                           ============       ============       ============       ============
Weighted average common shares outstanding -
   diluted                                                   38,333,046         27,108,371         36,872,837         31,120,910
                                                           ============       ============       ============       ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2003 and 2002
                          (Unaudited and in thousands)

                                                                        2003           2002
                                                                      ---------       --------
Net cash provided by operating activities                             $  29,177       $ 26,330
                                                                      ---------       --------
Cash flows from investing activities:
    Additions to real estate assets                                     (24,690)       (17,518)
    Proceeds from sale of real estate, net                                7,807         18,831
    Real estate deposits                                                 (4,273)        (1,266)
    Investment in and advances to non-consolidated entities, net         (2,994)            --
                                                                      ---------       --------
         Net cash (used in) provided by investing activities            (24,150)            47
                                                                      ---------       --------
Cash flows from financing activities:
    Dividends to common and preferred shareholders                      (20,426)       (17,713)
    Dividend reinvestment plan proceeds                                   3,034          2,102
    Change in credit facility borrowings, net                           (31,000)       (10,000)
    Principal amortization payments                                      (8,240)        (7,013)
    Principal payments on debt, excluding normal amortization           (78,084)            --
    Proceeds of mortgages and notes payable                              40,655         11,000
    Increase in deferred costs                                             (534)          (372)
    Cash distributions to minority partners                              (3,506)        (3,202)
    Proceeds from the sale of common and preferred shares, net          150,364            702
    Increase in escrow deposits                                          (1,131)          (561)
    Change in restricted cash                                             1,919            (78)
    Origination fee amortization payments                                  (189)          (217)
                                                                      ---------       --------
         Net cash provided by (used in) financing activities             52,862        (25,352)
                                                                      ---------       --------
Cash attributable to newly consolidated entity                            1,578             --
                                                                      ---------       --------
Change in cash and cash equivalents                                      59,467          1,025
Cash and cash equivalents, at beginning of period                        12,097         13,863
                                                                      ---------       --------
    Cash and cash equivalents, at end of period                       $  71,564       $ 14,888
                                                                      =========       ========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

           (Unaudited and dollars in thousands, except per share data)

(1)   The Company

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As June 30, 2003, the Company had an ownership interest in 102 properties and managed an additional 2 properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 102 properties, four provide for operating expense stops, one is a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and the tenant to be responsible thereafter.

      The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended. Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. As such, the Company will be subject to federal income taxes on the income from these activities.

      The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

      Recently Issued Accounting Standards. The Company's adoption of SFAS No. 146, which requires that exit or disposal costs be recorded when incurred and be measured at fair value, had no impact on the Company's consolidated financial position or results of operations. The adoption of SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses on extinguishment of debt to be classified as an extraordinary item, required the Company to record debt satisfaction charges and the write-off of unamortized financing costs as a charge from continuing operations instead of an extraordinary item. The Company's adoption of FASB Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations, had no impact on the Company's financial position or results of operations. FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" is required for all variable interest entities created after January 31, 2003 and all existing entities beginning July 1, 2003. FIN 46 requires that companies that absorb the majority of another entity's expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests, which are ownership, contractual, or other economic interests in an entity, consolidate the variable interest entity. The Company believes the adoption of FIN 46 will not have a material impact of its financial position or results of operations. The adoption of SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure and Amendment of

      FASB Statement No. 123" requires the Company to disclose in both annual and interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its option plan under the recognition provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized with regard to options granted in the condensed consolidated statements of income.

      Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period:

                                                   Three Months Ended June 30,
                                                      2003          2002
                                                     ------        ------
Net income allocable to common shareholders,
  as reported                                        $2,271        $7,879
   Add:  Stock based employee compensation
   expense included in reported net income               --            --
   Deduct:  Total stock based employee
   compensation expense determined under fair
   value based method for all awards                    127           239
                                                     ------        ------
Pro forma net income - basic                         $2,144        $7,640
                                                     ======        ======
Net income per share - basic
   Basic - as reported                               $ 0.07        $ 0.30
                                                     ======        ======
   Basic - pro forma                                 $ 0.07        $ 0.29
                                                     ======        ======
Net income allocable to common shareholders
  for diluted earnings per share                     $2,139        $7,879
   Add:  Stock based employee compensation
   expense included in reported net income               --            --
   Deduct:  Total stock based employee
   compensation expense determined under fair
   value based method for all awards                    127           239
                                                     ------        ------
Pro forma net income - diluted                       $2,012        $7,640
                                                     ======        ======
Net income per share - diluted
   Diluted - as reported                             $ 0.06        $ 0.29
                                                     ======        ======
   Diluted - pro forma                               $ 0.05        $ 0.28
                                                     ======        ======

                                                    Six Months Ended June 30,
                                                       2003           2002
                                                     -------        -------
Net income allocable to common shareholders,
  as reported                                        $11,034        $15,147
   Add:  Stock based employee compensation
   expense included in reported net income                --             --
   Deduct:  Total stock based employee
   compensation expense determined under fair
   value based method for all awards                     255            497
                                                     -------        -------
Pro forma net income - basic                         $10,779        $14,650
                                                     =======        =======
Net income per share - basic
   Basic - as reported                               $  0.35        $  0.59
                                                     =======        =======
   Basic - pro forma                                 $  0.34        $  0.57
                                                     =======        =======
Net income allocable to common shareholders
   for diluted earnings per share                    $12,247        $17,950
   Add:  Stock based employee compensation
   expense included in reported net income                --             --
   Deduct:  Total stock based employee
   compensation expense determined under fair
   value based method for all awards                     255            497
                                                     -------        -------
Pro forma net income - diluted                       $11,992        $17,453
                                                     =======        =======
Net income per share - diluted
   Diluted - as reported                             $  0.33        $  0.58
                                                     =======        =======
   Diluted - pro forma                               $  0.33        $  0.56
                                                     =======        =======


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

(3)   Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2003 and 2002:

                                                                 Three months ended                 Six months ended
                                                                      June 30,                           June 30,
                                                               2003              2002              2003               2002
                                                          ------------       -----------      ------------       ------------
BASIC
Income from continuing operations                         $      1,702       $     7,422      $      9,801       $     14,292
Less preferred dividends                                          (212)               --              (212)              (693)
                                                          ------------       -----------      ------------       ------------
Income allocable to common shareholders from
continuing operations                                            1,490             7,422             9,589             13,599
Total income from discontinued operations                          781               457             1,445              1,548
                                                          ------------       -----------      ------------       ------------
Net income allocable to common shareholders               $      2,271       $     7,879      $     11,034       $     15,147
                                                          ============       ===========      ============       ============
Weighted average number of common shares
     outstanding                                            32,920,546        26,584,426        31,460,135         25,552,478
                                                          ============       ===========      ============       ============
Income per common share - basic:
Income from continuing operations                         $       0.05       $      0.28      $       0.30       $       0.53
Income from discontinued operations                               0.02              0.02              0.05               0.06
                                                          ------------       -----------      ------------       ------------
Net income                                                $       0.07       $      0.30      $       0.35       $       0.59
                                                          ============       ===========      ============       ============
DILUTED
Income allocable to common shareholders from
continuing operations - basic                             $      1,490       $     7,422      $      9,589       $     13,599
Incremental income (loss) attributed to assumed
conversion of dilutive securities                                 (138)               --             1,098              2,665
                                                          ------------       -----------      ------------       ------------
Income allocable to common shareholders from
continuing operations - diluted                                  1,352             7,422            10,687             16,264
Total income from discontinued operations - diluted                787               457             1,560              1,686
                                                          ------------       -----------      ------------       ------------
Net income allocable to common shareholders -
diluted                                                   $      2,139       $     7,879      $     12,247       $     17,950
                                                          ============       ===========      ============       ============
Weighted average number of common shares used in
calculation of basic earnings per share                     32,920,546        26,584,426        31,460,135         25,552,478
Add incremental shares representing:
     Shares issuable upon exercise of employee share
options                                                        199,986           304,165           181,690            276,020
     Shares issuable upon conversion of dilutive
securities                                                   5,212,514           219,780         5,231,012          5,292,412
                                                          ------------       -----------      ------------       ------------
Weighted average number of shares used in
calculation of diluted earnings per common  share
                                                            38,333,046        27,108,371        36,872,837         31,120,910
                                                          ============       ===========      ============       ============
Income per common share-diluted:
Income from continuing operations                         $       0.04       $      0.27      $       0.29       $       0.52
Income from discontinued operations                               0.02              0.02              0.04               0.06
                                                          ------------       -----------      ------------       ------------
Net income                                                $       0.06       $      0.29      $       0.33       $       0.58
                                                          ============       ===========      ============       ============

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

(5)   Discontinued Operations

      In accordance with SFAS No. 144, the operating results of properties sold or held for sale are classified as discontinued operations. During the six months ended June 30, 2003, the Company sold its properties in Bakersfield, California, in which the Company had a 64% ownership interest, Tempe, Arizona and Alberta, Canada for aggregate net proceeds of $7,807, which resulted in a gain of $1,143.

      The following presents the operating results for the properties sold and one property held for sale (having a net book value of $1,897 and included in other assets) for the applicable periods:

                                                  Three Months Ended
                                                       June 30,
                                                   2003      2002
                                                   ----      ----
      Revenues                                     $121      $295
      Pre-tax income, including gains on sale      $942      $457

                                                   Six Months Ended
                                                        June 30,
                                                    2003        2002
                                                   ------      ------
      Revenues                                     $  416      $  849
      Pre-tax income, including gains on sale      $1,606      $1,548

(6)   Investment in Non-Consolidated Entities

      The Company has investments in three non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC"), Lexington Florence LLC ("Florence") and Lexington Columbia LLC ("Columbia").

      In March 2003, LAC acquired a property in Farmington Hills, Michigan, for an aggregate purchase price of $32,650. The property is net leased to Motorola, Inc. through December 2016 for annual rent of $3,106. The tenant has the ability to terminate the lease as of December 2011 with 18 months notice and a payment of approximately $6,600. The purchase was partially funded through a $24,000 non-recourse mortgage note which bears interest at 30-day LIBOR plus 3.00% and becomes prepayable without penalty in August 2003. LAC has arranged, subject to certain conditions, for a $21,420 fixed rate, non-recourse mortgage note to satisfy, along with an additional equity contribution of $2,580, the current LIBOR-based note in August 2003. The replacement note will bear interest at 5.42%, requires annual debt service payments of $1,500 and will mature in August 2012 when a balloon payment of $17,500 will be due.

      The following is a summary of selected balance sheet data and income statement data for the Company's non-consolidated entities:

JUNE 30, 2003
-------------
                                         LAC        FLORENCE       COLUMBIA
                                         ---        --------       --------
Real estate, net                      $315,646       $15,386       $47,459

Mortgages payable                     $203,043       $ 9,470       $24,509

Lexington's ownership percentage         33.33%        22.73%        40.00%

THREE MONTHS ENDED JUNE 30, 2003 AND 2002
-----------------------------------------
                       LAC                FLORENCE               COLUMBIA
                       ---                --------               --------
                 2003        2002       2003      2002       2003        2002
                ------      ------      ----      ----      ------      ------
Revenues        $9,297      $7,268      $425      $427      $1,734      $1,734

Expenses         6,192       4,923       274       275       1,042       1,040
                ------      ------      ----      ----      ------      ------

Net income      $3,105      $2,345      $151      $152      $  692      $  694
                ======      ======      ====      ====      ======      ======


SIX MONTHS ENDED JUNE 30, 2003 AND 2002
---------------------------------------
                        LAC                  FLORENCE              COLUMBIA
                        ---                  --------              --------
                  2003         2002       2003      2002       2003        2002
                -------      -------      ----      ----      ------      ------
Revenues        $17,936      $14,521      $850      $729      $3,470      $3,468

Expenses         11,890        9,837       547       478       2,067       2,087
                -------      -------      ----      ----      ------      ------

Net income      $ 6,046      $ 4,684      $303      $251      $1,403      $1,381
                =======      =======      ====      ====      ======      ======


(7)   Concentration of Risk

      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months and six months ended June 30, 2003 and 2002, no single tenant represented greater than 10% of revenues.

      Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(8)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times for common shares on a one-for-one basis at various dates through November 2006.

      As of June 30, 2003, the total number of limited partnership units of LCIF, LCIF II and Net 3 outstanding was 5,203,970. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.34 per unit with a weighted average distribution of $1.19 per unit.

(9)   Related Party Transactions

      In February 2003, three officers repaid recourse notes due the Company, including accrued interest thereon, of $2,522 by delivering to the Company 156,189 common shares.

      All related party transactions are approved by the independent members of the Board of Trustees.

(10)  Commitments and Contingencies

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

(11)  Supplemental Disclosure of Statement of Cash Flow Information

      During 2003 and 2002, the Company paid $20,241 and $16,415, respectively, for interest.

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

      During 2003 and 2002, holders of an aggregate of 53,395 and 48,584 partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $682 and $585, respectively.

      During 2002, the Company sold a property to a newly formed joint venture (Florence) for $4,414 in net proceeds and a deemed capital contribution of $643.

(12)  Shareholders' Equity

      In May 2003, the Company sold 4,500,000 common shares at $16.44 per share raising net proceeds of $73,775. In June 2003, the Company sold 3,160,000 Series B Cumulative Redeemable Preferred Shares for $25 per share raising net proceeds of $76,315. Each preferred share is entitled to a preferred dividend, when declared by the Board of Trustees, of $2.0125 per annum.

(13)  Mortgage and Notes Payable

      During the six months ended June 30, 2003 the Company repaid $78,084 in mortgage indebtedness with a weighted average interest rate of 8.05% and incurred $6,764 in prepayment premiums and wrote-off $921 in deferred financing costs, as debt satisfaction costs.

(14)  Subsequent Events

      The following events occurred subsequent to June 30, 2003:

      - The Company purchased an office property in Dubuque, Iowa for $11,365 net leased to McGraw-Hill, Inc. through July 2017. The lease provides for average annual rents of $1,164. The purchase price was partially funded through a $7,400, 5 year non-recourse mortgage which bears interest at 4.89%, provides for annual debt service of $513 and requires a balloon payment at maturity of $6,588.

      - The Company purchased an industrial property in Minneapolis, Minnesota for $4,868 net leased to Owens Corning through June 2015. The lease provides for average annual rents of $596. The property was purchased entirely with available cash.

      - The Company purchased an office property in Greenville, South Carolina for $21,500 net leased to Verizon, Inc. through January 2012. The lease provides for average annual rents of $2,067. The purchase price was partially funded through a $13,975, 8.4 year non-recourse mortgage which bears interest at 4.415%, provides for annual debt service of $841 and requires a balloon payment at maturity of $11,806.

      - The tenant in the Company's Hebron, Kentucky property, which lease was scheduled to expire April 30, 2007, exercised its option to terminate its lease on April 30, 2004. The tenant is required to pay the Company $893, which represents one year rent, at such time.

      - LAC obtained the permanent non-recourse mortgage on its Farmington Hills, Michigan property which was discussed in footnote 6.

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

As of June 30, 2003, the Company owned, or had interests in, 102 real estate properties and managed 1 additional properties.

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

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 2003, the Company's real estate assets were located in 30 states and contained an aggregate of approximately 19.6 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the property. Of the Company's 102 properties, four provide for operating expense stops, one is subject to a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter. Approximately 99.2% of square feet is subject to a lease.

During the six months ended June 30, 2003, the Company purchased two properties (including one purchased by a non-consolidated entity) for $56.2 million and sold three properties, for net cash proceeds of $7.8 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2003, the leases on the consolidated properties generated $54.4 million in rental revenue, including discontinued operations, compared to $45.9 million during the same period in 2002.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.335 per share to common shareholders of record as of July 31, 2003, payable on August 14, 2003. The Company's annualized common dividend rate is currently $1.34 per share. The Company also declared a pro-rata preferred dividend of $0.067083 per share to preferred shareholders of record as of July 31, 2003, payable on August 15, 2003. The annual preferred dividend rate is $2.0125 per share.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular common and preferred dividends to its shareholders. These dividends are expected to be paid from operating cash flows which are expected to increase over time due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investments, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion of properties in its portfolio, debt reduction, the acquisition of interest in new properties as suitable opportunities arise, and such other factors as the Board of Trustees considers appropriate.

Cash dividends paid to common shareholders increased to $20.4 million in 2003 compared to $17.0 million in 2002

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

Kmart Corporation, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart emerged from bankruptcy on May 6, 2003. On April 23, 2003, the bankruptcy court approved an agreement between the Company and Kmart. Under the agreement, Kmart has agreed to make monthly rent payments in advance rather than semi-annual payments in arrears as provided for in the lease and the Company agreed to pay Kmart a management fee of $0.5 million per annum.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $29.2 million and $26.3 million for the six months ended June 30, 2003 and 2002, respectively. The June 30, 2003 cash flows from operations were negatively impacted by $6.8 million in debt satisfaction charge payments.

Net cash (used in) provided by investing activities totaled $(24.2) million and $0.1 million for the six months ended June 30, 2003 and 2002, respectively. Cash used in investing activities during each period was primarily attributable to the acquisition of real estate and the investment in joint ventures. Cash provided by investing activities relates to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $52.9 million and $(25.4) million for the six months ended June 30, 2003 and 2002, respectively. Cash provided by (used in) financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity share offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of June 30, 2003, based on the current $1.34 annual dividend.

                                                            Current      Total Current
                         Total                             Annualized     Annualized
                         Number           Affiliate         Per Unit     Distribution
Redemption Date         Of Units            Units         Distribution     ($000)
---------------       -----------         ---------       ------------    ---------
At any time            3,463,614          1,401,159          $1.34          $4,641
At any time            1,254,152            120,374           1.08           1,354
At any time              114,059             52,144           1.12             128
December 2003              1,341                 --           1.34               2
March 2004                43,734                 --           0.27              12
March 2004                19,510                 --             --              --
November 2004             24,552              2,856             --              --
March 2005                29,384                 --             --              --
January 2006             171,168                416             --              --
February 2006             28,230              1,743             --              --
May 2006                   9,368                 --           0.29               3
November 2006             44,858             44,858           1.34              60
                       ---------          ---------          -----          ------
                       5,203,970          1,623,550          $1.19          $6,200
                       =========          =========          =====          ======

Financing

Revolving Credit Facility. The Company's $60.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of properties free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt and net worth maintenance provisions. As of June 30, 2003, the Company is in compliance with all covenants, there are no outstanding borrowings on the facility, $55.8 million is available to be borrowed and $4.2 million in letters of credit are outstanding.

Financing Transactions. During the six months ending June 30, 2003 the Company completed the following financing transactions:

      - Obtained a $15.3 million interest only non-recourse mortgage on its Boca Raton, Florida property. The mortgage note bears interest at 5.25%, provides for annual debt service payments of $0.8 million and matures in March 2008 when a balloon payment of $15.3 million is due.

      - Obtained a $24.0 million interest only non-recourse mortgage on its Farmington Hills, Michigan property. The mortgage note bears interest at 30-day LIBOR plus 3.00% and can be prepaid without penalty in August 2003. The Company has arranged, subject to certain conditions, for a non-recourse mortgage note to partially satisfy the current outstanding mortgage in August 2003. The replacement note will have a fixed interest rate of 5.42%, provide for annual debt service of $1.5 million and will mature in August 2012 when a balloon payment of $17.5 million will be due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of June 30, 2003, a total of 53 of the Company's 89 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $432.4 million. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.96%. The estimated scheduled principal amortization payments for the remainder of 2003 and for 2004, 2005, 2006 and 2007 are $7.5 million, $15.3 million, $15.0 million, $15.4 million and $16.3 million, respectively. The estimated scheduled balloon payments for the remainder of 2003 and for 2004, 2005, 2006 and 2007, including the interest only, recourse note on the Company's Warren, Ohio property, are $0, $14.5 million, $16.5 million, $0, and $12.5 million, respectively.

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

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. In addition, Lexington Realty Advisors, Inc. ("LRA") has been consolidated effective January 1, 2003; previously it had been accounted for under the equity method. Of the increase in total revenues in 2003 of $5.0 million, $4.6 million is attributable to rental revenue which resulted from (i) the consolidation of LRA ($1.1 million), (ii) properties purchased in 2002 and owned for the entire quarter in 2003 ($2.4 million), (iii) the property purchased in 2003 ($0.6 million) and
(iv) the property expansion in 2002 ($0.5 million). The remaining $0.4 million in revenue growth in 2003 was attributable to LRA advisory fees of $0.3 million and an increase in earnings from investments in non-consolidated entities ($0.4 million) due to acquisitions by these entities offset by a $0.3 million decrease in interest and other income. The increase in interest expense of $1.3 million due to the growth of the Company's portfolio ($1.3 million) and consolidation of LRA ($0.5 million) has been offset by interest savings resulting from scheduled principal amortization payments, mortgage satisfactions and lower variable interest rates. The Company's general and administrative expenses increased by $1.3 million due primarily to the consolidation of LRA ($0.4 million), greater deferred compensation expense amortization ($0.2 million), greater professional service costs ($0.2 million), state income taxes ($0.1 million), compliance/insurance costs ($0.1 million) and personnel costs ($0.1 million). The increase in property operating expenses of $0.3 million is due primarily to the Company incurring property level operating expenses for certain properties in which the Company has operating expense responsibility ($0.5 million) offset by a reduction in costs for the Warren, Ohio property due to the tenant's emergence from bankruptcy. Debt satisfaction charges of $7.7 million were incurred in 2003 due to the payoff of certain mortgages. Minority interest expense decreased in 2003 due to the net reduction in earnings as described above. Net income decreased in 2003 due to the net impact of items discussed above.

The Company's non-consolidated entities had aggregate net income of $3.9 million for the three months ended June 30, 2003 compared with $3.2 million in the comparable period in 2002. The increase in net income is primarily attributable to an increase in rental revenue of $2.0 million in 2003 attributable to the acquisition of properties in March 2003 and August 2002. These revenue sources were partially offset by an increase in (i) interest expense of $0.7 million in 2003 due to partially funding of acquisitions with the use of non-recourse mortgage debt and (ii) depreciation expense of $0.5 million in 2003 due to more depreciable assets owned. The financial information for non-consolidated entities for 2002 does not include any financial information for LRA.

Six months ended June 30, 2003 compared with June 30, 2002

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. In addition, LRA has been consolidated effective January 1, 2003; previously it had been accounted for under the equity method. Of the increase in total revenues in 2003 of $9.5 million, $8.9 million is attributable to rental revenue which resulted from (i) the consolidation of LRA ($2.2 million), (ii) properties purchased in 2002 and owned for the entire period in 2003 ($5.1 million), (iii) the property purchased in 2003 ($0.8 million); and (iv) property expansion in 2002 ($0.9 million). The remaining $0.5 million in revenue growth in 2003 was primarily attributable to LRA advisory fees of $0.7 million and an increase ($0.2 million) in earnings from non-consolidated entities offset by a $0.4 million decrease in interest and other income. The increase in interest expense of $2.4 million due to the growth of the Company's portfolio ($2.3 million) and consolidation of LRA ($1.1 million) has been partially offset by interest savings resulting from scheduled principal amortization payments, mortgage satisfactions and lower variable interest rates. The Company's general and administrative expenses increased by $2.0 million due primarily to the consolidation of LRA ($0.8 million), greater deferred compensation expense amortization ($0.3 million), greater professional services costs ($0.2 million), personnel costs ($0.3 million) and compliance costs ($0.3 million). The increase in property operating expenses of $0.4 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility ($0.8 million) offset by the reduction in costs for the Warren, Ohio property due to the tenant's emergence from bankruptcy. Debt satisfaction charges of $7.7 million were incurred in 2003 due to the payoff of certain mortgages. Minority interest expense decreased in 2003 due to the net reduction in earnings as described above. Net income decreased in 2003 due to the positive impact of items discussed above.

The Company's non-consolidated entities had aggregate net income of $7.8 million for the six months ended June 30, 2003 compared with $6.3 million in the comparable period in 2002. The increase in net income is primarily attributable to an increase in rental revenue of $3.5 million in 2003 attributable to the acquisition of properties in March 2003, August 2002, and the formation of a new joint venture in 2002. These revenue sources were partially offset by an increase in (i) interest expense of $1.1 million in 2003 due to partially funding of acquisitions with the use of non-recourse mortgage debt and (ii) depreciation expense of $0.8 million in 2003 due to more depreciable assets owned. The financial information for non-consolidated entities for 2002 does not include any financial information for LRA.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (7 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable rate debt ($46.7 million as of June 30, 2003 at a weighted average interest rate of 4.16%), tenant monetary defaults and vacancies at the properties.

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

The following table reconciles net income allocable to common shareholders to the Company's Funds From Operations for the six months ended June 30, 2003 and 2002 ($000's):

                                                             2003               2002
                                                          --------           --------
Net income allocable to common shareholders               $ 11,034           $ 15,147
Adjustments:
    Depreciation and amortization of real estate            13,221             10,375
    Minority interest's share of net income                  1,101              2,686
    Amortization of leasing commissions                        400                348
    Gains on sale of properties                             (1,143)            (1,016)
    Joint venture adjustment                                 1,889              2,226
    Preferred dividends - Series A                              --                693
                                                          --------           --------
        Funds From Operations                             $ 26,502           $ 30,459
                                                          ========           ========
Cash flows from operating activities                      $ 29,177           $ 26,330
Cash flows from investing activities                      $(24,150)          $     47
Cash flows from financing activities                      $ 52,862           $(25,352)


                     ITEM 3. QUANTITATIVE AND QUALITATIVE
                    DISCLOSURES ABOUT MARKET RISK ($000's)

The Company's exposure to market risk relates to its variable rate debt. As of June 30, 2003 and 2002, the Company's variable rate indebtedness represented 10.5% and 10.8% of total long-term indebtedness, respectively. During the three months ended June 30, 2003 and 2002, this variable rate indebtedness had a weighted average interest rate of 4.26% and 4.64%, respectively, and for the six months ended June 30, 2003 and 2002 the variable rate indebtedness had a weighted average interest rate of 4.13% and 4.53%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended June 30, 2003 and 2002 would have been reduced by approximately $130 and $144, respectively and for the six months ended June 30, 2003 and 2002 net income would have been reduced by $300 and $284, respectively.

                         ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings - not applicable.

ITEM 2.   Changes in Securities and Use of Proceeds - not applicable.

ITEM 3.   Defaults Upon Senior Securities - not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders.

          At the Company's Annual Meeting of Shareholders held on May 21, 2003, the following action was taken:

          The shareholders elected the eight individuals nominated to serve as trustees of the Company until the 2004 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The eight individuals elected, and the number of votes cast for, or withheld, with respect to each of them, follows:

                              For                Withheld
                              ---                --------
E. Robert Roskind          26,521,129            366,317
Richard J. Rouse           26,527,971            359,475
T. Wilson Eglin            26,523,929            363,517
Geoffrey Dohrmann          26,679,043            208,403
Carl D. Glickman           26,653,408            234,038
Kevin W. Lynch             26,673,014            214,432
Jack A. Shaffer            26,649,089            238,357
Seth M. Zachary            23,532,044          3,355,402

ITEM 5.   Other Information - not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K.

          (a)       Exhibits

                    31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                    31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                    32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

                    32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)


          (b) Reports on Form 8-K filed during the quarter ended June 30, 2003.

                              Form 8-K dated April 23, 2003, filed April 28, 2003. Included Press Release for first quarter earnings release.

                              Form 8-K dated April 29, 2003, filed May 6, 2003. Included the Underwriting Agreement for the Common Share Offering.

                              Form 8-K dated June 10, 2003, filed June 11, 2003. Included the Underwriting Agreement for the Preferred Share Offering.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Lexington Corporate Properties Trust

Date: August 13, 2003                 By:      /s/ T. Wilson Eglin
    -----------------                    ---------------------------------------
                                          T. Wilson Eglin
                                          Chief Executive Officer, President and
                                          Chief Operating Officer

Date: August 13, 2003                 By:      /s/ Patrick Carroll
      ---------------                    ---------------------------------------
                                          Patrick Carroll
                                          Chief Financial Officer, Executive
                                          Vice President and Treasurer