Form 10-Q
period 2003-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2003-11-13
CIK 910108

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                   to
                               ----------------     -------------

Commission File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
              ----------------------------------------------------
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

                                 (212) 692-7260
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                   Yes [x]. No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 40,547,875 common shares, par value $.0001 per share on November 10, 2003.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2003 (Unaudited) and December 31, 2002
                 (in thousands, except share and per share data)

                                                                                       September 30,               December 31,
                                                                                            2003                       2002
                                                                                            ----                       ----
ASSETS:

Real estate, at cost                                                                   $   1,083,759               $   913,370
Less: accumulated depreciation and amortization                                              155,619                   134,220
                                                                                       -------------               -----------
                                                                                             928,140                   779,150
Cash and cash equivalents                                                                     12,505                    12,097
Investment in non-consolidated entities                                                       55,930                    54,261
Deferred expenses, net                                                                         8,830                     8,168
Rent receivable - current                                                                         --                     3,535
Rent receivable - deferred                                                                    23,426                    20,115
Other assets, net                                                                             26,437                    25,145
                                                                                       -------------               -----------
                                                                                       $   1,055,268               $   902,471
                                                                                       =============               ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                            $     476,316               $   460,517
Credit facility borrowings                                                                    21,500                    31,000
Origination fees payable, including accrued interest                                           6,503                     6,565
Accounts payable and other liabilities                                                         9,727                    10,758
Prepaid rent                                                                                   3,646                        --
                                                                                       -------------               -----------
                                                                                             517,692                   508,840
Minority interest                                                                             54,345                    56,846
                                                                                       -------------               -----------
                                                                                             572,037                   565,686
                                                                                       -------------               -----------

Commitments and contingencies (note 10)

Common shares, par value $0.0001 per share, 287,888 shares issued
      and outstanding, liquidation preference $3,886                                           3,809                     3,809
                                                                                       -------------               -----------
Shareholders' equity:

Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
      Class B Cumulative Redeemable Preferred, liquidation preference
      $79,000, 3,160,000 shares issued and outstanding in 2003                                76,315                        --
Common shares, par value $0.0001 per share; authorized 80,000,000 shares,
      34,958,915 and 29,742,160 shares issued and outstanding in 2003 and
      2002, respectively                                                                           3                         3
Additional paid-in-capital                                                                   498,568                   414,989
Deferred compensation, net                                                                    (6,490)                   (1,766)
Accumulated distributions in excess of net income                                            (88,974)                  (77,777)
                                                                                       -------------               -----------
                                                                                             479,422                   335,449
Less: notes receivable from officers/shareholders                                                 --                    (2,473)
                                                                                       -------------               -----------
                                                                                             479,422                   332,976
                                                                                       -------------               -----------
                                                                                       $   1,055,268               $   902,471
                                                                                       =============               ===========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three and nine months ended September 30, 2003 and 2002 (Unaudited and in thousands, except share and per share data)

                                                             Three months ended              Nine months ended
                                                                September 30,                   September 30,
                                                            2003            2002            2003            2002
                                                        ------------    ------------    ------------    ------------
Revenues:

     Rental                                             $     28,651    $     23,130    $     82,673    $     68,217
     Equity in earnings of non-consolidated entities           1,325           1,468           3,900           3,831
     Advisory fees                                               273              --             953              --
     Interest and other                                          862             294           1,512           1,294
                                                        ------------    ------------    ------------    ------------
                                                              31,111          24,892          89,038          73,342
                                                        ------------    ------------    ------------    ------------
Expenses:

     Interest                                                  8,205           8,392          26,857          24,662
     Debt satisfaction charges                                    --              --           7,685              --
     Depreciation and amortization of real estate              6,960           5,218          20,113          15,403
     General and administrative                                2,648           1,359           7,399           4,122
     Property operating                                        1,163             496           2,818           1,744
     Amortization                                                557             481           1,601           1,425
                                                        ------------    ------------    ------------    ------------
                                                              19,533          15,946          66,473          47,356
                                                        ------------    ------------    ------------    ------------
Income from continuing operations before minority
   interests                                                  11,578           8,946          22,565          25,986
Minority interests                                            (1,654)         (1,452)         (2,840)         (4,200)
                                                        ------------    ------------    ------------    ------------
Income from continuing operations                              9,924           7,494          19,725          21,786
                                                        ------------    ------------    ------------    ------------
Discontinued operations:
     Income from discontinued operations                          38             113             340             645
     Gains on sales of properties                                 --              39           1,143           1,055
                                                        ------------    ------------    ------------    ------------
     Total discontinued operations                                38             152           1,483           1,700
                                                        ------------    ------------    ------------    ------------
Net income                                              $      9,962    $      7,646    $     21,208    $     23,486
Dividends attributable to preferred shares - Series A             --              --              --            (693)
Dividends attributable to preferred shares - Series B         (1,590)             --          (1,802)             --
                                                        ------------    ------------    ------------    ------------
Net income allocable to common shareholders             $      8,372    $      7,646    $     19,406    $     22,793
                                                        ============    ============    ============    ============

Income per common share-basic:
Income from continuing operations                       $       0.24    $       0.27    $       0.55    $       0.81
Income from discontinued operations                               --            0.01            0.05            0.06
                                                        ------------    ------------    ------------    ------------
Net income                                              $       0.24    $       0.28    $       0.60    $       0.87
                                                        ============    ============    ============    ============

Weighted average common shares outstanding -
   Basic                                                  34,780,279      27,165,248      32,579,011      26,095,976
                                                        ============    ============    ============    ============

Income per common share-diluted:
Income from continuing operations                       $       0.24    $       0.27    $       0.54    $       0.80
Income from discontinued operations                               --            0.01            0.04            0.05
                                                        ------------    ------------    ------------    ------------
Net income                                              $       0.24    $       0.28    $       0.58    $       0.85
                                                        ============    ============    ============    ============

Weighted average common shares outstanding -
   Diluted                                                34,973,430      32,677,901      37,989,563      31,614,492
                                                        ============    ============    ============    ============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

      LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 2003 and 2002
                         (Unaudited and in thousands)

                                                                      2003         2002
                                                                   ---------    ---------
Net cash provided by operating activities                          $  50,019    $  37,793
                                                                   ---------    ---------

Cash flows from investing activities:
    Acquisition of properties                                       (141,707)     (72,662)
    Proceeds from sale of properties, net                              7,807       18,831
    Real estate deposits                                              (5,417)        (859)
    Investment in and advances to non-consolidated entities, net      (3,854)      (7,201)
                                                                   ---------    ---------
         Net cash used in investing activities                      (143,171)     (61,891)
                                                                   ---------    ---------

Cash flows from financing activities:
    Dividends to common and preferred shareholders                   (32,405)     (26,663)
    Dividend reinvestment plan proceeds                                4,795        3,328
    Change in credit facility borrowings, net                         (9,500)     (10,000)
    Principal amortization payments                                  (11,048)      (9,608)
    Principal payments on debt, excluding normal amortization        (78,084)          --
    Proceeds of mortgages and notes payable                           74,882       37,508
    Increase in deferred costs                                        (2,411)      (1,228)
    Cash distributions to minority partners                           (5,053)      (4,743)
    Proceeds from the sale of common and preferred shares, net       150,323       37,255
    Increase in escrow deposits                                       (1,150)        (702)
    Change in restricted cash                                          1,925         (161)
    Origination fee amortization payments                               (292)        (279)
                                                                   ---------    ---------
         Net cash provided by financing activities                    91,982       24,707
                                                                   ---------    ---------

Cash attributable to newly consolidated entity                         1,578           --
                                                                   ---------    ---------
Change in cash and cash equivalents                                      408          609
Cash and cash equivalents, at beginning of period                     12,097       13,863
                                                                   ---------    ---------
    Cash and cash equivalents, at end of period                    $  12,505    $  14,472
                                                                   =========    =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2003

           (Unaudited and dollars in thousands, except per share data)

(1)      The Company

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of September 30, 2003, the Company had an ownership interest in 108 properties and managed an additional 2 properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 108 properties, six provide for operating expense stops, one is a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and the tenant to be responsible thereafter.

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

         The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K, and as updated on a Form 8-K filed on September 30, 2003, for the year ended December 31, 2002.

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

         Recently Issued Accounting Standards. The Company's adoption of SFAS No. 146, which requires that exit or disposal costs be recorded when incurred and be measured at fair value, had no impact on the Company's consolidated financial position or results of operations. The adoption of SFAS No. 145, which rescinds SFAS No. 4, which required all gains and losses on extinguishment of debt to be classified as an extraordinary item, required the Company to record debt satisfaction charges and the write-off of unamortized financing costs as a charge from continuing operations instead of an extraordinary item. The Company's adoption of FASB Interpretation No. 45, which elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations, had no impact on the Company's financial position or results of operations. FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" is required for all variable interest entities created after January 31, 2003 and all existing entities for the first reporting period ending after December 15, 2003. FIN 46 requires that companies that absorb the majority of another entity's expected losses, receive a majority of its expected residual returns, or both, as a result of holding variable interests, which are ownership, contractual, or other economic interests in an entity, consolidate the variable interest entity. The Company believes the adoption of FIN 46 will not have a material impact of its financial position or results of operations. The adoption of SFAS No. 148, "Accounting for Stock-Based Compensation -

         Transition and Disclosure and Amendment of FASB Statement No. 123" requires the Company to disclose in both annual and interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its option plan under the recognition provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized with regard to options granted in the condensed consolidated statements of income.

         Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding stock awards in each period:

                                                Three Months Ended September 30,
                                                  2003                   2002
                                                --------               --------
Net income allocable to common shareholders,
  as reported                                   $  8,372               $  7,646
   Add: Stock based employee compensation
   expense included in reported net income            --                     --
   Deduct: Total stock based employee
   compensation expense determined under fair
   value based method for all awards                 127                    239
                                                --------               --------
Pro forma net income - basic                    $  8,245               $  7,407
                                                ========               ========

Net income per share - basic
   Basic - as reported                          $   0.24               $   0.28
                                                ========               ========
   Basic - pro forma                            $   0.24               $   0.27
                                                ========               ========

Net income allocable to common shareholders
  for diluted earnings per share                $  8,372               $  9,068
   Add: Stock based employee compensation
   expense included in reported net income            --                     --
   Deduct: Total stock based employee
   compensation expense determined under fair
   value based method for all awards                 127                    239
                                                --------               --------
Pro forma net income - diluted                  $  8,245               $  8,829
                                                ========               ========

Net income per share - diluted
   Diluted - as reported                        $   0.24               $   0.28
                                                ========               ========
   Diluted - pro forma                          $   0.24               $   0.27
                                                ========               ========

                                                Nine Months Ended September 30,
                                                  2003                  2002
                                                --------              ---------
Net income allocable to common shareholders,
  as reported                                   $ 19,406              $  22,793
   Add: Stock based employee compensation
   expense included in reported net income            --                     --
   Deduct: Total stock based employee
   compensation expense determined under fair
   value based method for all awards                 382                    736
                                                --------              ---------
Pro forma net income - basic                    $ 19,024              $  22,057
                                                ========              =========

Net income per share - basic
   Basic - as reported                          $   0.60              $    0.87
                                                ========              =========
   Basic - pro forma                            $   0.58              $    0.85
                                                ========              =========

Net income allocable to common shareholders
  for diluted earnings per share                $ 22,222              $  27,018
   Add: Stock based employee compensation
   expense included in reported net income            --                     --
   Deduct: Total stock based employee
   compensation expense determined under fair
   value based method for all awards                 382                    736
                                                --------              ---------
Pro forma net income - diluted                  $ 21,840              $  26,282
                                                ========              =========

Net income per share - diluted
   Diluted - as reported                        $   0.58              $    0.85
                                                ========              =========
   Diluted - pro forma                          $   0.58              $    0.83
                                                ========              =========

The adoption of SFAS No. 149, which amended SFAS No. 133 on derivative instruments and hedging activities and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" had no impact on the Company's consolidated financial position or results of operations.

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

Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and tenant improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

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

(3)      Earnings per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2003 and 2002:

                                                             Three months ended             Nine months ended
                                                                September 30,                  September 30,
                                                            2003            2002           2003            2002
                                                        ------------    ------------   ------------    ------------
BASIC

Income from continuing operations                       $      9,924    $      7,494   $     19,725    $     21,786
Less preferred dividends                                      (1,590)             --         (1,802)           (693)
                                                        ------------    ------------   ------------    ------------
Income allocable to common shareholders from
     continuing operations                                     8,334           7,494         17,923          21,093
Total income from discontinued operations                         38             152          1,483           1,700
                                                        ------------    ------------   ------------    ------------
Net income allocable to common shareholders             $      8,372    $      7,646   $     19,406    $     22,793
                                                        ============    ============   ============    ============

Weighted average number of common shares outstanding      34,780,279      27,165,248     32,579,011      26,095,976
                                                        ============    ============   ============    ============

Income per common share - basic:

Income from continuing operations                       $       0.24    $       0.27   $       0.55    $       0.81
Income from discontinued operations                               --            0.01           0.05            0.06
                                                        ------------    ------------   ------------    ------------
Net income                                              $       0.24    $       0.28   $       0.60    $       0.87
                                                        ============    ============   ============    ============

DILUTED

Income allocable to common shareholders from
     continuing operations - basic                      $      8,334    $      7,494   $     17,923    $     21,093
Incremental income attributed to assumed conversion
     of dilutive securities                                       --           1,408          2,701           4,073
                                                        ------------    ------------   ------------    ------------
Income allocable to common shareholders from
     continuing operations - diluted                           8,334           8,902         20,624          25,166
Total income from discontinued operations - diluted               38             166          1,598           1,852
                                                        ------------    ------------   ------------    ------------
Net income allocable to common shareholders -
     diluted                                            $      8,372           9,068   $     22,222    $     27,018
                                                        ============    ============   ============    ============

Weighted average number of common shares used in
     calculation of basic earnings per share              34,780,279      27,165,248     32,579,011      26,095,976
Add incremental shares representing:
     Shares issuable upon exercise of employee share
            options                                          193,151         253,723        188,988         237,387

     Shares issuable upon conversion of dilutive
            securities                                            --       5,258,930      5,221,564       5,281,129
                                                        ------------    ------------   ------------    ------------

Weighted average number of shares used in
     calculation of diluted earnings per common share     34,973,430      32,677,901     37,989,563      31,614,492
                                                        ============    ============   ============    ============
Income per common share-diluted:
Income from continuing operations                       $       0.24    $       0.27   $       0.54    $       0.80
Income from discontinued operations                               --            0.01           0.04            0.05
                                                        ------------    ------------   ------------    ------------
Net income                                              $       0.24    $       0.28   $       0.58    $       0.85
                                                        ============    ============   ============    ============

(4)      Investments in Real Estate

         The following acquisitions were consummated during 2003:

            - The Company acquired a property in Boca Raton, Florida net leased to OCE Printing Systems USA, Inc. for a purchase price of $23,551. The lease, which expires in February 2020 provides for annual rental revenues of $2,245. The purchase price was partially funded through a $15,275 interest only, non-recourse mortgage note which bears interest at 5.25%, provides for annual debt service of $802 and matures March 2008 when a balloon payment of $15,275 is due.

            - The Company purchased an industrial property in Dubuque, Iowa for $11,424 net leased to McGraw-Hill, Inc. through June 2017. The lease provides for average annual rents of $1,164. The purchase price was partially funded through a $7,400, non-recourse mortgage which bears interest at 4.89%, provides for annual debt service of $513 and matures August 2008 when a balloon payment of $6,588 is due.

            - The Company purchased an industrial property in Minneapolis, Minnesota for $4,610 net leased to Owens Corning through June 2015. The lease provides for average annual rents of $596. The purchase price was satisfied entirely with cash.

            - The Company purchased an office property in Greenville, South Carolina for $21,745 net leased to Verizon, Inc. through January 2012. The lease provides for average annual net rents of $1,955. The purchase price was partially funded through a $13,975, non-recourse mortgage which bears interest at 4.415%, provides for annual debt service of $841 and matures January 2012 when a balloon payment of $11,806 is due.

            - The Company purchased an office property in Malvern, Pennsylvania for $22,361 net leased to Ikon Office Solutions, Inc. through September 2013. The lease provides for average annual rents of $1,994. The purchase price was satisfied entirely with cash.

            - The Company purchased an industrial property in Plymouth, Michigan for $20,710 net leased to Tower Automotive Products Company, through October 2012. The lease provides for average annual rents of $1,886. The purchase price was partially funded through a $12,852, non-recourse mortgage which bears interest at 6.22%, provides for annual debt service of $1,026 and matures December 2012 when a balloon payment of $10,026 is due.

            - The Company purchased an office property in Novato, California for $39,523 net leased to Greenpoint Mortgage Funding, through July 2011. The lease provides for average annual net rents of $3,939. The purchase price was satisfied entirely with cash.

        The Company has allocated $8,805 of the purchase price of these properties to intangibles, which are included in other assets in the accompanying condensed consolidated balance sheet.

        The following pro forma operating information for the nine months ended September 30, 2003 and 2002 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2003 and 2002 had been consummated as of January 1, 2002. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2002. Pro forma amounts are as follows:

                                      September 30,
                                   2003          2002
                                ---------     ---------
Revenues                        $  97,746     $  92,629
Net income                      $  23,544     $  29,420

Net income per common share
    Basic                       $    0.67     $    1.10
    Diluted                     $    0.65     $    1.06

(5)      Discontinued Operations

         In accordance with SFAS No. 144, the operating results of properties sold or held for sale are classified as discontinued operations. During the nine months ended September 30, 2003, the Company sold its properties in Bakersfield, California, in which the Company had a 64% ownership interest, Tempe, Arizona and Alberta, Canada for aggregate net proceeds of $7,807, which resulted in a gain of $1,143.

         The following presents the operating results for the properties sold and one property held for sale (having a net book value of $1,897 and included in other assets) for the applicable periods:

                                                          Three Months Ended September 30,
                                                           2003                      2002
                                                          -----                     -----
Revenues                                                  $  38                     $ 188
Pre-tax income, including gains on sale                   $  38                     $ 152

                                                          Nine Months Ended September 30,
                                                            2003                   2002
                                                          -------                --------
Revenues                                                  $   454                $  1,038
Pre-tax income, including gains on sale                   $ 1,644                $  1,700

(6)      Investment in Non-Consolidated Entities

         The Company has investments in three non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC"), Lexington Florence LLC ("Florence") and Lexington Columbia LLC ("Columbia").

         In March 2003, LAC acquired a property in Farmington Hills, Michigan, for an aggregate purchase price of $32,650. The property is net leased to Motorola, Inc. through December 2016 for annual rent of $3,106. The tenant has the ability to terminate the lease as of December 2011 with 18 months notice and a payment of approximately $6,600. The purchase was partially funded through a $21,420, non-recourse mortgage note which bears interest at 5.42%, requires annual debt service payments of $1,500 and matures in September 2012 when a balloon payment of $17,735 is due.

         The following is a summary of selected balance sheet data and income statement data for the Company's non-consolidated entities:

SEPTEMBER 30, 2003

                                             LAC            FLORENCE      COLUMBIA
                                             ---            --------      --------
Real estate, net                         $  313,901         $ 15,307      $ 46,962

Mortgages payable                        $  199,913         $  9,434      $ 24,451

Lexington's ownership percentage              33.33%           22.73%        40.00%

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                   LAC             FLORENCE          COLUMBIA
                   ---             --------          --------
              2003     2002     2003     2002     2003     2002
              ----     ----     ----     ----     ----     ----
Revenues     $9,316   $8,094   $  427   $  426   $1,733   $1,734

Expenses      6,196    5,441      275      278    1,032    1,037
             ------   ------   ------   ------   ------   ------
Net income   $3,120   $2,653   $  152   $  148   $  701   $  697
             ======   ======   ======   ======   ======   ======

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                    LAC              FLORENCE            COLUMBIA
                    ---              --------            --------
              2003       2002      2003     2002      2003      2002
              ----       ----      ----     ----      ----      ----
Revenues     $27,252   $22,615   $ 1,277   $ 1,155   $ 5,203   $ 5,202

Expenses      18,086    15,278       822       756     3,099     3,124
             -------   -------   -------   -------   -------   -------
Net income   $ 9,166   $ 7,337   $   455   $   399   $ 2,104   $ 2,078
             =======   =======   =======   =======   =======   =======

(7)      Concentration of Risk

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months and nine months ended September 30, 2003 and 2002, no single tenant represented greater than 10% of revenues.

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

         As of September 30, 2003, the total number of limited partnership units of LCIF, LCIF II and Net 3 outstanding was 5,198,691. These units, subject to certain adjustments through the date of redemption, currently have annual distributions per unit in varying amounts from $0 to $1.34 per unit with a weighted average distribution of $1.19 per unit.

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

         During 2003 and 2002, the Company paid $28,001 and $24,241, respectively, for interest.

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

         During 2003 and 2002, holders of an aggregate of 71,567 and 49,584 partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $915 and $599, respectively.

         During 2002, the Company sold a property to a newly formed joint venture (Florence) for $4,414 in net proceeds and a deemed capital contribution of $643.

(12)     Subsequent Events

         The following events occurred subsequent to September 30, 2003:

         The Company purchased an office property in Temple, Texas for $15,300, which is net leased to Nextel of Texas, Inc. and guaranteed by Nextel Finance Company through January 2016. The lease provides for average annual rents of $1,559. The purchase price was satisfied through borrowings under the unsecured revolving credit facility.

         The Company purchased an office property in Bremerton, Washington for $11,301, which is net leased to Nextel West Corp. and guaranteed by Nextel Finance Company through May 2016. The lease provides for average annual rents of $1,113. The purchase price was satisfied through borrowings under the unsecured revolving credit facility.

         The Greenpoint Mortgage Funding property in Novato, California was contributed to a newly formed joint venture in which the Company has a 30% ownership interest. The joint venture obtained a $22,850 non-recourse mortgage which bears interest at 5.75%, provides for annual debt service of $1,600 and matures in July 2011 when a balloon payment of $20,307 is due. The proceeds from the non-recourse mortgage were distributed to the Company.

         The newly formed joint venture purchased an industrial property in Logan Township, New Jersey for $12,800, which is net leased to Linens-n-Things, Inc. through January 2009. The lease provides for average annual rents of $1,251. The property was purchased from our joint venture partner. This property is unencumbered.

         The Company completed an offering of 5,300,000 common shares raising net proceeds of $100,419.

         The Company repaid all borrowings on its unsecured revolving credit facility.

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

As of September 30, 2003, the Company owned, or had interests in, 108 real estate properties and managed 2 additional properties.

Critical Accounting Policies

The Company's accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of the Company's financial condition and results of operations and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

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

Liquidity and Capital Resources

Real Estate Assets. As of September 30, 2003, the Company's real estate assets were located in 31 states and contained an aggregate of approximately 20.6 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance and ordinary maintenance of the property. Of the Company's 108 properties, six provide for operating expense stops, one is subject to a modified gross lease and one requires the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter. Approximately 99.5% of square feet is subject to a lease.

During the nine months ended September 30, 2003, the Company purchased eight properties (including one purchased by a non-consolidated entity) for $176.9 million and sold three properties, for net cash proceeds of $7.8 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2003, the leases on the consolidated properties generated $83.1 million in rental revenue, including discontinued operations, compared to $69.2 million during the same period in 2002.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.335 per share to common shareholders of record as of October 31, 2003, payable on November 14, 2003. The Company's annualized common dividend rate is currently $1.34 per share. The Company also declared a preferred dividend of $0.503125 per share to preferred shareholders of record as of October 31, 2003, payable on November 17, 2003. The annual preferred dividend rate is $2.0125 per share.

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

Cash dividends paid to common shareholders increased to $32.2 million in 2003 compared to $26.0 million in 2002.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

Kmart Corporation, the Company's largest tenant based upon rental revenues, filed for Chapter 11 bankruptcy protection on January 22, 2002. Kmart emerged from bankruptcy on May 6, 2003. On April 23, 2003, the bankruptcy court approved an agreement between the Company and Kmart whereby Kmart agreed to make monthly rent payments in advance rather than semi-annual payments in arrears as provided for in the lease and the Company agreed to pay Kmart a management fee of $0.5 million per annum.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $50.0 million and $37.8 million for the nine months ended September 30, 2003 and 2002, respectively. The September 30, 2003 cash flows from operations were negatively impacted by $6.8 million in debt satisfaction charge payments.

Net cash used in investing activities totaled $143.2 million and $61.9 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in investing activities during each period was primarily attributable to the acquisition of real estate and the investment in joint ventures. Cash provided by investing activities relates to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $92.0 million and $24.7 million for the nine months ended September 30, 2003 and 2002, respectively. Cash used in financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of September 30, 2003, based on the current $1.34 annual dividend.

                                                                                    Current          Total Current
                                  Total                                           Annualized           Annualized
                                  Number                 Affiliate                 Per Unit           Distribution
Redemption Date                  Of Units                  Units                 Distribution            ($000)
---------------                 ---------                ---------               ------------         -------------
At any time                     3,445,442                1,401,159                $   1.34            $     4,617
At any time                     1,254,152                  120,374                    1.08                  1,354
At any time                       114,059                   52,144                    1.12                    128
December 2003                       1,341                       --                    1.34                      2
March 2004                         43,734                       --                    0.27                     12
March 2004                         19,510                       --                      --                     --
November 2004                      24,552                    2,856                      --                     --
March 2005                         29,384                       --                      --                     --
March 2005                         12,893                       --                    1.34                     17
January 2006                      171,168                      416                      --                     --
February 2006                      28,230                    1,743                      --                     --
May 2006                            9,368                       --                    0.29                      3
November 2006                      44,858                   44,858                    1.34                     60
                                ---------                ---------                --------            -----------
                                5,198,691                1,623,550                $   1.19            $     6,193
                                =========                =========                ========            ===========

Financing

Revolving Credit Facility. The Company's $100.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of properties free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt and net worth maintenance provisions. As of September 30, 2003, the Company is in compliance with all covenants, there was $21.5 million outstanding on the facility (all of which has been subsequently repaid), $74.3 million was available to be borrowed and $4.2 million in letters of credit are outstanding.

Financing Transactions. During the nine months ending September 30, 2003 the Company completed the following financing transactions:

         - Obtained a $15.3 million interest only non-recourse mortgage on its Boca Raton, Florida property. The mortgage note bears interest at 5.25%, provides for annual debt service payments of $0.8 million and matures in March 2008 when a balloon payment of $15.3 million is due.

         - Obtained a $21.4 million non-recourse mortgage on its Farmington Hills, Michigan property. The mortgage note bears interest at 5.42%, provides for annual debt service of $1.5 million and matures in September 2012 when a balloon payment of $17.7 million is due.

         - Obtained a $7.4 million non-recourse mortgage on its Dubuque, Iowa property. The mortgage note bears interest at 4.89%, provides for annual debt service of $0.5 million and matures in August 2008 when a balloon payment of $6.6 million is due.

         - Obtained a $14.0 million non-recourse mortgage on its Greenville, South Carolina property. The mortgage note bears interest at 4.415%, provides for annual debt service of $0.8 million and matures in January 2012 when a balloon payment of $11.8 million is due.

         - Assumed a $12.9 million non-recourse mortgage on its Plymouth, Michigan property. The mortgage note bears interest at 6.22%, provides for annual debt service of $1.0 million and matures in December 2012 when a balloon payment of $10.0 million is due.

Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding mortgage debt. As of September 30, 2003, a total of 56 of the Company's 95 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $463.8 million. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.75%. The estimated scheduled principal amortization payments for the remainder of 2003 and for 2004, 2005, 2006 and 2007 are $4.9 million, $15.9 million, $15.7 million, $16.1 million and $17.0 million, respectively. The estimated scheduled balloon payments for the remainder of 2003 and for 2004, 2005, 2006 and 2007, including the interest only, recourse note on the Company's Warren, Ohio property, and excluding borrowings on the line of credit, are $0, $14.5 million, $16.5 million, $0, and $12.5 million, respectively.

Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For eight of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $0.9 million.

Results of Operations
---------------------

Three months ended September 30, 2003 compared with September 30, 2002
----------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. In addition, Lexington Realty Advisors, Inc. ("LRA") has been consolidated effective January 1, 2003; previously it had been accounted for under the equity method. Of the increase in total revenues in 2003 of $6.2 million, $5.5 million is attributable to rental revenue which resulted primarily from (i) the consolidation of LRA ($1.1 million), (ii) properties purchased in 2002 and owned for the entire quarter in 2003 ($2.1 million), (iii) the properties purchased in 2003 ($1.8 million) and (iv) the property expansion in 2002 ($0.4 million). The remaining $0.7 million in revenue growth in 2003 was attributable to LRA advisory fees of $0.3 million and a $0.6 million increase in interest and other revenue due to the collection of penalties and interest from Kmart relating to the affirmation of its lease in bankruptcy offset by a decrease in earnings from investments in non-consolidated entities ($0.1 million). Interest expense decreased $0.2 million due to the growth of the Company's portfolio ($1.2 million) and consolidation of LRA ($0.4 million) offset by interest savings resulting from scheduled principal amortization payments, mortgage satisfactions and lower variable interest rates. The Company's general and administrative expenses increased by $1.3 million due primarily to the consolidation of LRA ($0.4 million), and increases in deferred compensation expense amortization ($0.2 million), professional service costs ($0.1 million), state income taxes ($0.1 million) and personnel costs ($0.6 million). The increase in property operating expenses of $0.7 million is due primarily to the Company incurring property level operating expenses for certain properties in which the Company has operating expense responsibility. Net income increased in 2003 due to the net impact of items discussed above.

The Company's non-consolidated entities had aggregate net income of $4.0 million for the three months ended September 30, 2003 compared with $3.5 million in the comparable period in 2002. The increase in net income is primarily attributable to an increase in rental revenue of $1.2 million in 2003 attributable to the acquisition of properties in March 2003 and August 2002. These revenue sources were partially offset by an increase in (i) interest expense of $0.4 million due to partially funding of acquisitions with the use of non-recourse mortgage debt and (ii) depreciation expense of $0.4 million due to more depreciable assets owned. The financial information for non-consolidated entities for 2002 does not include any financial information for LRA.

Nine months ended September 30, 2003 compared with September 30, 2002
---------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. In addition, LRA has been consolidated effective January 1, 2003; previously it had been accounted for under the equity method. Of the increase in total revenues in 2003 of $15.7 million, $14.5 million is attributable to rental revenue which resulted from (i) the consolidation of LRA ($3.3 million), (ii) properties purchased in 2002 and owned for the entire period in 2003 ($7.2 million), (iii) properties purchased in 2003 ($2.6 million); and (iv) property expansion in 2002 ($1.4 million). The remaining $1.2 million in revenue growth in 2003 was primarily attributable to LRA advisory fees of $1.0 million and $0.2 million increase in interest and other revenue. The increase in interest expense of $2.2 million is primarily due to the growth of the Company's portfolio ($3.4 million) and consolidation of LRA ($1.5 million) and has been partially offset by interest savings resulting from scheduled principal amortization payments, mortgage satisfactions and lower variable interest rates. The Company's general and administrative expenses increased by

$3.3 million due primarily to the consolidation of LRA ($1.3 million), and increases in deferred compensation expense amortization ($0.5 million), professional services costs ($0.2 million), personnel costs ($1.0 million), state income taxes ($0.2 million) and compliance costs ($0.1 million). The increase in property operating expenses of $1.1 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility ($1.2 million) offset by the reduction in costs for the Warren, Ohio property due to the tenant's emergence from bankruptcy. Debt satisfaction charges of $7.7 million were incurred in 2003 due to the early satisfaction of certain mortgages. Minority interest expense decreased in 2003 due to the net reduction in earnings as described above. Net income decreased in 2003 due to the impact of items discussed above.

The Company's non-consolidated entities had aggregate net income of $11.7 million for the nine months ended September 30, 2003 compared with $9.8 million in the comparable period in 2002. The increase in net income is primarily attributable to an increase in rental revenue of $4.7 million attributable to the acquisition of properties in March 2003, August 2002, and the formation of a new joint venture in 2002. These revenue sources were partially offset by an increase in (i) interest expense of $1.5 million due to partially funding of acquisitions with the use of non-recourse mortgage debt and (ii) depreciation expense of $1.1 million due to more depreciable assets owned. The financial information for non-consolidated entities for 2002 does not include any financial information for LRA.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from co-investment programs, the sources of growth in net income are limited to index adjusted rents (6 leases), percentage rents (2 leases), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable rate debt ($67.6 million as of September 30, 2003 at a weighted average interest rate of 3.55%), tenant monetary defaults and vacancies at the properties.

Funds From Operations

The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles.

The following table reconciles net income allocable to common shareholders to the Company's FFO for the nine months ended September 30, 2003 and 2002 ($000's):

                                                2003         2002
                                              ---------    ---------
Net income allocable to common shareholders   $  19,406    $  22,793
Adjustments:
    Depreciation and amortization                20,330       15,636
    Minority interest's share of net income       2,704        4,108
    Amortization of leasing commissions             606          522
    Gains on sale of properties                  (1,143)      (1,055)
    Joint venture adjustment - depreciation       2,867        3,399
    Preferred dividends - Series A                   --          693
                                              ---------    ---------
        Funds From Operations                 $  44,770    $  46,096
                                              =========    =========

Cash flows from operating activities          $  50,019    $  37,793
Cash flows from investing activities          $(143,171)   $ (61,891)
Cash flows from financing activities          $  91,982    $  24,707

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)

The Company's exposure to market risk relates to its variable rate debt. As of September 30, 2003 and 2002, the Company's variable rate indebtedness represented 13.6% and 10.2% of total long-term indebtedness, respectively. During the three months ended September 30, 2003 and 2002, this variable rate indebtedness had a weighted average interest rate of 3.75% and 4.61%, respectively, and for the nine months ended September 30, 2003 and 2002 the variable rate indebtedness had a weighted average interest rate of 4.03% and 4.04%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended September 30, 2003 and 2002 would have been reduced by approximately $74 and $237, respectively and for the nine months ended September 30, 2003 and 2002 net income would have been reduced by $377 and $519, respectively.

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

ITEM 3.  Defaults Upon Senior Securities - not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.  Other Information - not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         31.1 Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2 Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         (a) Reports on Form 8-K filed and/or furnished during the quarter ended September 30, 2003:

                  Form 8-K (July 24, 2003).

                  Form 8-K (September 9, 2003).

                  Form 8-K (September 30, 2003).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Lexington Corporate Properties Trust

Date: November 13, 2003                   By: /s/ T. Wilson Eglin
                                              ---------------------------------
                                              T. Wilson Eglin
                                              Chief Executive Officer, President
                                              and Chief Operating Officer

Date: November 13, 2003                   By: /s/ Patrick Carroll
                                              ---------------------------------
                                              Patrick Carroll
                                              Chief Financial Officer, Executive
                                              Vice President and Treasurer