Form 10-K
period 2003-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2004-02-26
CIK 910108

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-12386
                      LEXINGTON CORPORATE PROPERTIES TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   MARYLAND                                      13-3717318
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
                ONE PENN PLAZA
                 NEW YORK, NY                                      10119
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)
             REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (212) 692-7200
                 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
             TITLE OF EACH CLASS
----------------------------------------------   NAME OF EACH EXCHANGE ON WHICH REGISTERED
                                               ----------------------------------------------
       COMMON SHARES, PAR VALUE $.0001                    NEW YORK STOCK EXCHANGE
8.05 % SERIES B CUMULATIVE REDEEMABLE PREFERRED SHARES            NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act) Yes [X] No [ ]

     The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2003, which was the last business day of the Registrant's most recently completed second fiscal quarter was $593,745,987, based on the closing price of common shares as of that date, which was $17.70 per share.

     Number of common shares outstanding as of February 23, 2004 was 41,193,478.

     Number of preferred shares outstanding as of February 23, 2004 was 3,160,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Definitive Proxy Statement for Registrant's 2004 Annual Meeting of Shareholders, or the Proxy Statement, is incorporated herein by reference into
Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     As of December 31, 2003, the Company's real property portfolio consisted of 118 properties or interests therein located in thirty-five states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 23.0 million net rentable square feet of space. In addition, Lexington Realty Advisors, Inc. ("LRA"), a wholly owned subsidiary, manages 2 properties for a third party. The Company's properties are generally subject to triple net leases, which are characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance. Of the Company's 118 properties, six provide for operating expense stops, two are subject to modified gross leases and one required the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter. As of December 31, 2003, 98.8% of net rentable square feet were subject to a lease.

     The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. As of December 31, 2003, the fifteen largest tenants/guarantors, which occupy 34 properties, represented 46.1% of trailing twelve month rent, including the Company's proportionate share of non-consolidated entities and rental revenue from properties sold through date of sale. The fifteen tenants are as follows:

                                                       NUMBER OF
TENANT (GUARANTOR)                                     PROPERTIES       PROPERTY TYPE
------------------                                     ----------   ---------------------
Kmart Corporation...................................        1       Industrial
Northwest Pipeline Corp.............................        1       Office
Exel Logistics, Inc. (NFC plc)......................        4       Industrial
Honeywell, Inc......................................        4       Office
Owens Corning.......................................        4       Industrial
Circuit City Stores, Inc............................        4       Office (1)/Retail (3)
Vartec Telecom, Inc.................................        1       Office
Michaels Stores, Inc................................        1       Industrial
Bally Total Fitness Corp............................        5       Retail
Aventis Pharmaceuticals, Inc.(1)....................        1       Office
Blue Cross Blue Shield of South Carolina, Inc.(1)...        1       Office
Quest Diagnostics, Inc..............................        1       Office
Artesyn North America, Inc. (Balfour Beatty PLC)....        1       Office
Nextel Finance Company..............................        4       Office
Wells Fargo Home Mortgage, Inc......................        1       Office
                                                          ---
                                                           34
                                                          ===

---------------

(1) These properties are owned by non-consolidated entities.

     As of December 31, 2002 and 2001 the fifteen largest tenants/guarantors represented 51.6% and 59.3% of trailing twelve month rent, respectively, including the Company's proportionate share of non-consolidated entities and rental revenue from properties sold through date of sale. In 2003 and 2002, no tenant represented greater than 10% of rental income and in 2001 Northwest Pipeline Corp. and Kmart Corporation each represented 11% of rental income.

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

     Operating Partnership Structure. The operating partnership structure enables the Company to acquire properties by issuing to a property owner, as a form of consideration in exchange for the property, interests in the Company's operating partnerships ("OP Units"). Management believes that this structure facilitates the Company's ability to raise capital and to acquire portfolio and individual properties by enabling the Company to structure transactions which may defer tax gains for a contributor of property while preserving the Company's available cash for other purposes, including the payment of dividends and distributions. The Company has used OP Units as a primary form of consideration in connection with the acquisition of 22 properties.

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

     Joint Venture Co-Investments. In 1999, the Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("CRF"). The joint venture entity, Lexington Acquiport Company, LLC ("LAC"), was created to acquire high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and CRF committed to make equity contributions to LAC of up to $50 million and $100 million, respectively. As of December 31, 2003, LAC has completed its acquisition program and no more investments will be made by this entity. In addition, LAC financed a portion of acquisition costs through the use of non-recourse mortgages. During 2003, LAC made two acquisitions, for $49.5 million (including closing costs), of which $33.3 million was funded through non-recourse mortgages, maturing in 2012. As of December 31, 2003, LAC had ownership interest in 11 properties.

     The property leases, which expire at various dates ranging from 2009 to 2016, provide for current annual net cash rent of approximately $36.3 million. LAC also has an investment, an $11.0 million participating note, which was used to partially fund the purchase of a 327,325 square foot office property in Texas for $34.8 million. As of December 31, 2003, LAC had made investments totaling $380.3 million.

     In 2003, the Company and CRF purchased a property for $22.7 million directly as partners and therefore it is not owned by LAC. The tenant has a lease, which is scheduled to expire in 2021 but can be canceled anytime after September 2011 with a payment which currently is $23.4 million. The purchase price was partially funded through a $19.2 million non-recourse mortgage maturing in 2021.

     LRA has a management agreement with LAC and the separate partnership whereby LRA will perform certain services for a fee relating to the acquisition (75 basis points of cost) and management (200 basis points of rent collected annually) of the investments. During 2003 and 2002, LRA earned asset management fees of

$0.5 million and $0.7 million relating to this management agreement, respectively. In 2003 and 2002, LRA earned $0.3 million and $0.2 million in acquisition fees, respectively.

     In December 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC ("LAC II"). The Company and CRF have committed to fund $50 million and $150 million, respectively, to purchase up to $560 million in single tenant net lease office and industrial properties. LRA, in addition to earning the same fees as discussed above, earns 50 basis points for all mortgage debt directly placed. LAC II has not made any investments as of December 31, 2003.

     The Company is required to first offer to LAC II all of the Company's opportunities to acquire office and industrial properties requiring a minimum investment of $10.0 million which are net leased primarily to investment grade tenants for a minimum term of ten years, are available for immediate delivery and satisfy other specified investment criteria. Only if CRF elects not to approve the joint venture's pursuit of an acquisition opportunity may the Company pursue the opportunity directly.

     In October 2003, the Company entered into a joint venture agreement with CLPF-LXP/Lion Venture GP, LLC ("Clarion"). The joint venture entity Lexington/Lion Venture LP ("LION"), was created to acquire high quality office, industrial and retail properties net leased to investment and non-investment grade single tenant users. The Company and Clarion committed to make equity contributions to LION of up to $30 million and $70 million, respectively, of which $52.0 million has been funded as of December 31, 2003. In addition, LION finances a portion of acquisition costs through the use of non-recourse mortgages. During 2003, LION made three acquisitions, all of which were contributed from its partners, for $74.6 million, of which $36.3 million was funded through non-recourse mortgages maturing in 2011 (currently $22.8 million) and 2014 (currently $13.4 million).

     The property leases, which expire at various dates ranging from 2009 to 2013, provide for current annual cash rent of approximately $7.5 million.

     LRA has a management agreement with LION whereby LRA will perform certain services for a fee relating to acquisition and management of the LION investments. During 2003, LRA earned $0.3 million in acquisition fees.

     The Company is required to first offer to LION all of the Company's opportunities to acquire office, industrial and retail properties requiring a minimum investment $15.0 million to $40.0 million which are net leased primarily to non-investment grade tenants for a minimum term of at least five years, are available for immediate delivery and satisfy other specified investment criteria. Only if Clarion elects not to approve the joint venture's pursuit of an acquisition opportunity may the Company pursue the opportunity directly.

     In 1999, the Company also formed a joint venture to own a property net leased to Blue Cross Blue Shield of South Carolina, Inc. The Company has a 40% interest in the joint venture and LRA entered into a management agreement with similar terms as the management agreement with LAC. During each of 2003 and 2002, LRA earned fees of $0.1 million relating to this management contract.

     In January 2002, the Company sold a 77.3% interest in its Florence, South Carolina ("Florence") property net leased to Washington Mutual Home Loans, Inc., along with the proportionate share of mortgage debt for $4.6 million in proceeds. The third party purchasers have the right for six months commencing 24 months after the sale (January 2004 thru June 2004) to put their interest back to the Company for OP Units in LCIF, valued at $4.6 million. The number of OP Units issued will be based upon 95% of the average closing price of the Company's common shares for the 20 trading days preceding conversion date with a minimum conversion price of $13.92 and maximum conversion price of $15.82 per operating partnership unit. The OP Units will have the same distribution rate as the common shares. LRA provides management services to Florence for a fee, which is 3.5% of rents, earning $0.1 million in 2003 and 2002.

     Advisory Contracts. In 2000, LRA entered into an advisory and asset management agreement to invest and manage $50 million of equity on behalf of a private investment fund. The investment program could, depending on leverage utilized, acquire up to $140 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the private investment fund. The fund made no purchases in 2003 or 2002 and LRA earned $0.1 million in asset management fees each year.

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

     Competition. Through our predecessor entities the Company has been in the net lease business for 30 years and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. In addition, management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties. Due to the Company's focus on net lease properties located throughout the United States, the Company does not encounter the same competitors in each region of the United States since most competitors are locally and/or regionally focused. The Company's competitors include other REITs, pension funds, private companies and individuals.

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

     Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. Since February 1994, the Company has entered into lease extensions of three years or more on 24 of its properties. During 2003, the Company entered into 1 lease extension for a lease scheduled to expire in 2004, for an additional 2 years and a 5.7% increase over the then average rental revenue.

     As of December 31, 2003, the scheduled lease maturities for each of the next five years are as follows:

                                                          NUMBER   RENTABLE      2003
YEAR ENDED                                                  OF      SQUARE     REVENUE
DECEMBER 31,                                              LEASES     FEET      ($000'S)
------------                                              ------   ---------   --------
  2004..................................................     2       109,104   $ 1,302
  2005..................................................     7       956,408     7,311
  2006..................................................    15     1,980,307    12,700
  2007..................................................     9     2,398,870    16,542
  2008..................................................     8       788,946     8,923
                                                            --     ---------   -------
                                                            41     6,233,635   $46,778
                                                            ==     =========   =======

     Included in the 2008 amounts is a lease ($1,699 in revenue and 177,747 rentable square feet) for a property owned by a non-consolidated entity.

     Revenue Enhancing Property Expansions. The Company undertakes expansions of its properties based on tenant requirements. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities.

     Property Sales. The Company will sell properties on an opportunistic basis when management believes that the return realized from selling a property will exceed the expected return from continuing to hold such property.

ACCESS TO CAPITAL AND REFINANCING EXISTING INDEBTEDNESS

     During 2003, the Company completed common share offerings of 4.5 million shares at $16.44 per share and 5.3 million shares at $18.98 per share, raising aggregate net proceeds of $174.0 million. In addition, the Company issued 3.16 million preferred shares at $25 per share and a coupon of 8.05%, raising net proceeds of $76.3 million.

     During 2003, the Company, including its non-consolidated entities, repaid $131.9 million in mortgages ($78.1 million fixed rate and $53.8 million variable rate) at a weighted average interest rate of 6.47% (8.04% weighted average fixed rate and 4.18% weighted average variable rate), which resulted in debt satisfaction charges of $8.5 million.

     During 2003, the Company, including its non-consolidated entities, obtained $179.6 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 5.76%. The proceeds of the financings were used to partially fund acquisitions.

     As a result of the Company's financing activities, the weighted average interest rate on the Company's outstanding indebtedness has been reduced from approximately 6.95% as of December 31, 2002 to approximately 6.24% as of December 31, 2003. Scheduled balloon payments (excluding amounts owed under the line of credit agreement which total $94.0 million at December 31, 2003 and is scheduled to expire in 2006) over the next five years are as follows ($000's):

                                                                                WEIGHTED
                                                                                 AVERAGE
                                                           BALLOON AMOUNTS    INTEREST RATE
                                                           ---------------    -------------
2004.....................................................      $14,456           4.14%
2005.....................................................           --              --
2006.....................................................           --              --
2007.....................................................           --              --
2008.....................................................       70,492           6.62%
                                                               -------            ----
                                                               $84,948           6.20%
                                                               =======            ====

     The Company's variable rate unsecured credit facility bears interest at 150-250 basis points over the Company's option of 1, 3 or 6 month LIBOR, depending on the amount of properties the Company owns free and clear of mortgage debt, and is scheduled to mature in August 2006. The Company can extend the maturity date to August 2007 if no default exists for a fee of 25 basis points. As of December 31, 2003, $94.0 million outstanding under this facility bore interest at a rate of 2.64%.

     Common Share Repurchase. The Company's Board of Trustees authorized the repurchase of up to 2.0 million common shares and/or OP Units. As of December 31, 2003, the Company has repurchased approximately 1.4 million common shares/OP Units at an average price of $10.55 per share/OP Unit. The Company did not repurchase any common shares or OP Units under this plan in 2003 or 2002.

OTHER

     Employees. As of December 31, 2003, the Company had thirty-three employees.

     Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real properties.

ITEM 2.  PROPERTIES

REAL ESTATE PORTFOLIO

     As of December 31, 2003, the Company owned or had interests in approximately 23.0 million square feet of rentable space in 118 office, industrial and retail properties. As of December 31, 2003, the Company's properties were 98.8% leased based upon net rentable square feet. As of December 31, 2003, the number, percentage of trailing 12 month rental revenue (including rental revenue from properties sold through date of sale and the Company's proportionate share of non-consolidated entities) and square footage mix of the Company's portfolio is as follows:

                                                                               SQUARE
                                                              NUMBER   RENT    FOOTAGE
                                                              ------   -----   -------
Office......................................................    52      57.6%    36.3%
Industrial..................................................    39      31.9%    56.1%
Retail......................................................    27      10.5%     7.6%
                                                               ---     -----    -----
                                                               118     100.0%   100.0%
                                                               ===     =====    =====

     The Company's properties are generally subject to triple net leases; however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the properties. Two of the Company's properties in Florida (Palm Beach Gardens and Lake Mary), one in Fishers, Indiana, one in Valley Forge, Pennsylvania, two in South Carolina (Fort Mill and Greenville), one in Columbia, Maryland and one in Novato, California are subject to leases in which the Company is responsible for a portion of the real estate taxes, utilities and general maintenance. In addition, the Company was responsible for real estate taxes for its property in Westmont, Illinois for 2003 and the tenant is responsible thereafter. The Lake Mary and Fishers properties are owned by LAC and the Novato property is owned by LION. The Company is responsible for all operating expenses of any vacant properties. As of December 31, 2003, the Company has one vacant property (Phoenix, Arizona).

     The Company's tenants represent a variety of industries including general retailing, finance and insurance, energy, transportation and logistics, technology, telecommunications and defense. For the year ended December 31, 2003 revenues, including revenues earned by non-consolidated entities and rental revenue recognized on properties sold through date of sale, were earned from 86 tenants in 20 different industries.

     Tenant Leases. A substantial portion of the Company's income consists of base rent under long-term leases. As of December 31, 2003, the weighted average remaining term under the Company's leases is approximately 7.6 years. Of the 119 current leases, 77 contain scheduled rent increases, 8 contain an increase based upon the Consumer Price Index, 3 contain fixed step down provisions, 31 are flat throughout the remaining lease term and 3 retail leases (which also are flat throughout the remaining lease term) contain a percentage rent clause.

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

     The contractual rents due under these ground leases for each of the next five years and thereafter (excluding renewal options) is as follows:

                                                                 RENTAL
YEAR ENDING                                                     PAYMENTS
DECEMBER 31,                                                    ($000'S)
------------                                                    --------
2004........................................................    $   898
2005........................................................        898
2006........................................................        898
2007........................................................        898
2008........................................................        898
Thereafter..................................................      7,173
                                                                -------
                                                                $11,663
                                                                =======

TABLE REGARDING REAL ESTATE HOLDINGS

     The table on the following pages sets forth certain information relating to the Company's real property portfolio, including non-consolidated properties, as of December 31, 2003. All the properties listed have been fully leased by tenants for the last five years, or since the date of purchase by the Company or its non-consolidated entities if less than five years, with the exception of the Memphis, Tennessee, Columbia, Maryland and Phoenix, Arizona properties. During the last five years the Memphis property was not leased from February 1998 to October 1999, the Phoenix property has not been leased since December 1, 2003 and the Columbia property has not been leased from September 2001 to April 2003 when a lease for 17,100 square feet was executed and in September 2003 the remaining 46,724 square feet were leased. The Memphis property has a tenant lease for 35,000 square feet out of a total of 141,359 square feet and the tenant is responsible for all operating expenses. ($000's).

                      LEXINGTON CORPORATE PROPERTIES TRUST
                                 PROPERTY CHART

                                                                                                    LAND         NET
                                                    TENANT                    YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  ----------------------------------------   -----------------   --------   -----------
OFFICE
295 Chipeta Way                          Northwest Pipeline Corp.(1)               1982              19.79      295,000
Salt Lake City, UT
5200 Metcalf Avenue                   Employers Reinsurance Corporation        1980 & 2003           26.20      320,198
Overland Park, KS
1600 Viceroy Drive                           VarTec Telecom, Inc.                  1986               8.17      249,452
Dallas, TX
9950 Mayland Drive                       Circuit City Stores, Inc.(1)              1990              19.71      288,562
Richmond, VA
2750 Monroe Boulevard                     Quest Diagnostics, Inc.(6)           1985 & 2001           10.50      109,281
Valley Forge, PA
1301 California Circle                   Artesyn North America, Inc.               1985               6.34      100,026
Milpitas, CA                                (Balfour Beatty plc.)
3476 Stateview Boulevard              Wells Fargo Home Mortgage, Inc.(5)           2002              15.99      169,083
Fort Mill, SC
700 Oakmont Lane                         North American Van Lines(7)               1989              17.93      269,715
Westmont, IL                                    (SIRVA, Inc.)
13651 McLearen Road                  Boeing North American Services, Inc.          1987              10.39      159,664
Herndon, VA
2211 South 47th Street                           Avnet, Inc.                       1997              11.33      176,402
Phoenix, AZ
1401/1501 Nolan Ryan Parkway          Seimens Dematic Postal Automation,           2003              14.14      233,783
Arlington, TX                                        L.P.
5600 Broken Sound Boulevard             Oce Printing Systems USA, Inc.         1983 & 2002           12.19      143,290
Boca Raton, FL
4200 RCA Boulevard                          The Wackenhut Corp.(4)                 1996               7.70      114,518
Palm Beach Gardens, FL
701 Brookfield Parkway                       Verizon Wireless(9)               2000 & 2001           16.71      192,884
Greenville, SC
200 Executive Boulevard South             Hartford Fire Insurance Co               1983              12.40      153,364
Southington, CT
19019 No. 59th Avenue                          Honeywell, Inc.                     1985              51.79      252,300
Glendale, AZ
401 Elm Street                           Lockheed Martin Corporation           1960 & 1988           36.94      126,000
Marlborough, MA                               (Honeywell, Inc.)
9201 State Line                       Employers Reinsurance Corporation        1963 & 2003            7.17      166,641
Kansas City, MO
26210 and 26220 Enterprise Court            Apria Healthcare, Inc.                 2001               7.23      100,012
Lake Forest, CA

                                                            2004            2004
                                                          ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE      ESTIMATED
                                                            CASH           RENTAL         REAL ESTATE
                                         BASE              REVENUE         REVENUE           TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(10)
-----------------                 -------------------   -------------   -------------   ---------------
OFFICE
295 Chipeta Way                   10/01/82 - 09/30/09     $  8,773        $  8,773          $     8
Salt Lake City, UT
5200 Metcalf Avenue               01/22/03 - 12/31/18     $  3,842        $  3,842          $   449
Overland Park, KS
1600 Viceroy Drive                04/11/00 - 09/30/15     $  3,445        $  3,486          $   490
Dallas, TX
9950 Mayland Drive                02/28/90 - 02/28/10     $  2,859        $  2,791          $   159
Richmond, VA
2750 Monroe Boulevard             05/01/01 - 04/30/11     $  2,360        $  2,554          $   172
Valley Forge, PA
1301 California Circle            12/10/85 - 12/09/05     $  2,893        $  2,548          $   135
Milpitas, CA
3476 Stateview Boulevard          01/25/03 - 01/30/13     $  2,539        $  2,539          $   110
Fort Mill, SC
700 Oakmont Lane                  12/01/02 - 11/30/15     $  2,298        $  2,516          $   348
Westmont, IL
13651 McLearen Road               05/31/99 - 05/30/08     $  2,638        $  2,477          $   135
Herndon, VA
2211 South 47th Street            11/15/97 - 11/14/07     $  2,553        $  2,468          $     9
Phoenix, AZ
1401/1501 Nolan Ryan Parkway      01/15/04 - 01/14/14     $  2,287        $  2,357          $   382
Arlington, TX
5600 Broken Sound Boulevard       02/15/02 - 02/14/20     $  2,012        $  2,245          $    87
Boca Raton, FL
4200 RCA Boulevard                02/15/96 - 02/28/11     $  2,182        $  2,149          $   373
Palm Beach Gardens, FL
701 Brookfield Parkway            01/11/02 - 01/31/12     $  1,933        $  2,067          $   182
Greenville, SC
200 Executive Boulevard South     09/01/91 - 12/31/05     $  2,166        $  2,009          $   326
Southington, CT
19019 No. 59th Avenue             07/16/86 - 07/15/06     $  2,002        $  1,980          $   405
Glendale, AZ
401 Elm Street                    07/22/97 - 12/17/06     $  1,870        $  1,870          $   147
Marlborough, MA
9201 State Line                   01/22/03 - 05/30/19     $  1,833        $  1,833          $   345
Kansas City, MO
26210 and 26220 Enterprise Court  02/01/01 - 01/31/12     $  1,651        $  1,792          $   230
Lake Forest, CA

                                          LEXINGTON CORPORATE PROPERTIES TRUST
                                                     PROPERTY CHART

                                                                                                    LAND         NET
                                                    TENANT                    YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  ----------------------------------------   -----------------   --------   -----------
1600 Eberhardt Road                  Nextel Communications of Texas, Inc.          2001              14.26      108,800
Temple, TX
9275 SW Peyton Lane                  Hollywood Entertainment Corporation       1980 & 1998            8.72      122,853
Wilsonville, OR
160 Clairemont Avenue                       Allied Holdings, Inc.                  1983               2.98      112,248
Decatur, GA
10419 North 30th Street                  Time Customer Service, Inc.               1986              14.38      132,981
Tampa, FL                                        (Time, Inc.)
250 Rittenhouse Circle                 Jones Apparel Group USA, Inc.(3)            1982              15.63      255,019
Bristol, PA
400 Butler Farm Road                     Nextel Communications of the              1999              14.34      100,632
Hampton, VA                                   Mid-Atlantic, Inc.
                                           (Nextel Finance Company)
6455 State Highway 303 NE                  Nextel West Corporation                 2001               6.90       60,200
Bremerton, WA
13430 N. Black Canyon Freeway         Bull HN Information Systems, Inc.        1985 & 1994           13.37      137,058
Phoenix, AZ
4455 American Way                         Bell South Mobility, Inc.                1997               5.73       70,100
Baton Rouge, LA
180 Rittenhouse Circle                  Jones Apparel Group USA, Inc.              1998               4.73       96,000
Bristol, PA
16275 Technology Drive                           Cymer, Inc.                       1989               2.73       65,755
San Diego, CA                                 (Hewlett Packard)
2401 Cherahala Boulevard                      Advance PCS, Inc.                    2002               7.97       59,748
Knoxville, TN
421 Butler Farm Road                     Nextel Communications of the              2000               7.81       56,515
Hampton, VA                                   Mid-Atlantic, Inc.
                                           (Nextel Finance Company)
12000 Tech Center Drive                      Kelsey-Hayes Company              1987 & 1988            5.72       80,230
Livonia, MI
100 Barnes Road                       Minnesota Mining and Manufacturing       1978 & 1985           39.80       44,400
Wallingford, CT                                    Company
1440 East 15th Street                      Cox Communications, Inc.                1988               3.58       28,591
Tucson, AZ
250 Turnpike Road                        Honeywell Consumer Products               1984               9.83       57,698
Southborough, MA
183 Plains Road                          IKON Office Solutions, Inc.               1994               3.01       27,360
Milford, CT
2300 Litton Lane                              Fidelity Corporate                   1987              24.00       81,744
Hebron, KY                                     Real Estate, LLC

                                                  LEXINGTON CORPORATE PROPERTIES TRUST
                                                             PROPERTY CHART
                                                            2004            2004
                                                          ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE      ESTIMATED
                                                            CASH           RENTAL         REAL ESTATE
                                         BASE              REVENUE         REVENUE           TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(10)
-----------------                 -------------------   -------------   -------------   ---------------
1600 Eberhardt Road               02/01/01 - 01/31/16     $  1,384        $  1,559          $    77
Temple, TX
9275 SW Peyton Lane               09/29/98 - 11/30/08     $  1,468        $  1,531          $    87
Wilsonville, OR
160 Clairemont Avenue             01/01/98 - 12/31/07     $  1,588        $  1,530          $   242
Decatur, GA
10419 North 30th Street           04/01/87 - 07/31/10     $  1,411        $  1,410          $   194
Tampa, FL
250 Rittenhouse Circle            03/26/98 - 03/25/13     $  1,265        $  1,385          $   190
Bristol, PA
400 Butler Farm Road              03/20/00 - 12/31/09     $  1,264        $  1,302          $    37
Hampton, VA
6455 State Highway 303 NE         02/01/01 - 01/31/16     $    969        $  1,113          $    66
Bremerton, WA
13430 N. Black Canyon Freeway     10/11/94 - 10/10/05     $  1,144        $  1,086          $   283
Phoenix, AZ
4455 American Way                 11/01/97 - 10/31/12     $    992        $  1,084          $   162
Baton Rouge, LA
180 Rittenhouse Circle            08/01/98 - 07/31/13     $    901        $    970          $   204
Bristol, PA
16275 Technology Drive            06/01/96 - 01/01/10     $    882        $    888          $    91
San Diego, CA
2401 Cherahala Boulevard          06/01/02 - 05/31/13     $    786        $    822          $    40
Knoxville, TN
421 Butler Farm Road              01/15/00 - 01/14/10     $    709        $    719          $    81
Hampton, VA
12000 Tech Center Drive           05/01/97 - 04/30/07     $    702        $    679          $   107
Livonia, MI
100 Barnes Road                   01/01/04 - 07/01/10     $    538        $    606          $    29
Wallingford, CT
1440 East 15th Street             10/01/90 - 09/30/16     $    428        $    457          $    82
Tucson, AZ
250 Turnpike Road                 10/01/95 - 09/30/15     $    433        $    433          $    90
Southborough, MA
183 Plains Road                   12/23/94 - 12/31/04     $    337        $    337          $    44
Milford, CT
2300 Litton Lane                  07/01/96 - 04/30/04     $    332        $    322          $    80
Hebron, KY

                                          LEXINGTON CORPORATE PROPERTIES TRUST
                                                     PROPERTY CHART

                                                                                                    LAND         NET
                                                    TENANT                    YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  ----------------------------------------   -----------------   --------   -----------
3615 North 27th Avenue                              Vacant                     1960 & 1979           10.26      179,280
Phoenix, AZ
                                                                                                  --------   ----------
                                               Office Subtotal                                      528.37    5,497,387
                                                                                                  --------   ----------
INDUSTRIAL
541 Perkins Jones Road                           Kmart Corp.                       1982             103.00    1,700,000
Warren, OH
2425 Highway 77 North                James Hardie Building Products, Inc.      1996 & 1997           45.29      425,816
Waxahachie, TX                           (James Hardie Industries NV)
3501 West Avenue H                          Michaels Stores, Inc.              1998 & 2002           37.18      762,775
Lancaster, CA
8305 SE 58th Avenue                  Associated Grocers of Florida, Inc.           1976              63.48      668,034
Ocala, FL
43955 Plymouth Oaks Boulevard             Tower Automotive Products            1996 & 1998           18.40      290,133
Plymouth, MI                                       Company
                                           (Tower Automotive, Inc.)
6345 Brackbill Boulevard                     Exel Logistics, Inc.              1985 & 1991           29.01      507,000
Mechanicsburg, PA                                 (NFC plc)
224 Harbor Freight Road                 Harbor Freight Tools USA, Inc.             2001              74.95      474,473
Dillon, SC                                (Central Purchasing, Inc.)
590 Ecology Lane                                Owens Corning                      2001              39.52      193,891
Chester, SC
4425 Purks Road                             Lear Technologies LLC              1989 & 1998           12.00      183,717
Auburn Hills, MI                              (Lear Corporation)
                                            (General Motors Corp.)
6 Doughten Road                              Exel Logistics Inc.                   1989              24.38      330,000
New Kingston, PA                                  (NFC plc)
6500 Adelaide Court                          Anda Pharmaceuticals                  2002              22.67      354,676
Groveport, OH                                (Andrx Corporation)
7500 Chavenelle Road                   The McGraw Hill Companies, Inc.             2002              21.80      330,988
Dubuque, IA
3102 Queen Palm Drive                    Time Customer Service, Inc.               1986              15.02      229,605
Tampa, FL                                        (Time, Inc.)
2280 Northeast Drive                   Ryder Integrated Logistics, Inc.        1996 & 1997           25.70      276,480
Waterloo, IA                                (Ryder Systems, Inc.)
245 Salem Church Road                        Exel Logistics Inc.                   1985              12.52      252,000
Mechanicsburg, PA                                 (NFC plc)
200 Arrowhead Drive                             Owens Corning                      1999              21.62      400,522
Hebron, OH

                                                  LEXINGTON CORPORATE PROPERTIES TRUST
                                                             PROPERTY CHART
                                                            2004            2004
                                                          ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE      ESTIMATED
                                                            CASH           RENTAL         REAL ESTATE
                                         BASE              REVENUE         REVENUE           TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(10)
-----------------                 -------------------   -------------   -------------   ---------------
3615 North 27th Avenue                             --           --              --          $   241
Phoenix, AZ
                                                          --------        --------          -------
                                                          $ 69,669        $ 70,529          $ 6,919
                                                          --------        --------          -------
INDUSTRIAL
541 Perkins Jones Road            10/01/82 - 09/30/07     $  9,359        $  8,932          $   389
Warren, OH
2425 Highway 77 North             10/07/00 - 03/31/20     $  3,400        $  3,400          $   331
Waxahachie, TX
3501 West Avenue H                06/19/98 - 09/30/19     $  3,234        $  3,304          $   191
Lancaster, CA
8305 SE 58th Avenue               01/08/99 - 12/31/18     $  2,064        $  2,238          $ 1,255
Ocala, FL
43955 Plymouth Oaks Boulevard     11/01/02 - 10/31/12     $  1,886        $  1,886          $    11
Plymouth, MI
6345 Brackbill Boulevard          10/29/90 - 03/19/12     $  2,037        $  1,852          $    94
Mechanicsburg, PA
224 Harbor Freight Road           12/05/01 - 12/04/16     $  1,642        $  1,812          $   162
Dillon, SC
590 Ecology Lane                  01/01/01 - 12/31/20     $  1,619        $  1,619          $     4
Chester, SC
4425 Purks Road                   07/23/88 - 07/22/06     $  1,405        $  1,365          $   250
Auburn Hills, MI
6 Doughten Road                   11/15/91 - 11/30/06     $  1,488        $  1,349          $   108
New Kingston, PA
6500 Adelaide Court               04/01/02 - 03/31/12     $  1,151        $  1,206          $    54
Groveport, OH
7500 Chavenelle Road              11/13/01 - 11/30/15     $  1,031        $  1,164          $    84
Dubuque, IA
3102 Queen Palm Drive             08/01/87 - 07/31/10     $    983        $  1,010          $   137
Tampa, FL
2280 Northeast Drive              08/01/97 - 07/31/12     $    998        $  1,004          $   365
Waterloo, IA
245 Salem Church Road             11/15/91 - 11/30/06     $  1,104        $  1,000          $    77
Mechanicsburg, PA
200 Arrowhead Drive               03/01/01 - 05/31/09     $    974        $    985          $    17
Hebron, OH

                                          LEXINGTON CORPORATE PROPERTIES TRUST
                                                     PROPERTY CHART

                                                                                                    LAND         NET
                                                    TENANT                    YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  ----------------------------------------   -----------------   --------   -----------
12025 Tech Center Drive                      Kelsey-Hayes Company              1987 & 1988            9.18      100,000
Livonia, MI
3600 Southgate Drive                         Sygma Network, Inc.                   2000              19.00      149,500
Danville, IL                                 (Sysco Corporation)
46600 Port Street                           Johnson Controls, Inc.                 1996              24.00      134,160
Plymouth, MI
1133 Poplar Creek Road                     Corporate Express Office                1998              19.09      196,946
Henderson, NC                                   Products, Inc.
                                               (Buhrmann N.V.)
222 Tappan Drive North                    The Gerstenslager Company                1970              26.57      296,720
Mansfield, OH                              (Worthington Industries)
34 East Main Street                          Exel Logistics Inc.                   1981               9.66      179,200
New Kingston, PA                                  (NFC plc)
450 Stern Street                            Johnson Controls, Inc.                 1996              20.10      111,160
Oberlin, OH
191 Arrowhead Drive                             Owens Corning                      2000              13.62      250,410
Hebron, OH
1700 47th Avenue North                          Owens Corning                      2003               8.90       18,620
Minneapolis, MN
109 Stevens Street                        Unisource Worldwide, Inc.            1958 & 1969            6.97      168,800
Jacksonville, FL
904 Industrial Road                           Tenneco Automotive               1968 & 1972           20.00      195,640
Marshall, MI                               Operating Company, Inc.
                                          (Tenneco Automotive, Inc.)
128 Crews Drive                          Stone Container Corporation           1968 & 1998           10.76      185,961
Columbia, SC
7150 Exchequer Drive                       Corporate Express Office                1998               5.23       65,043
Baton Rouge, LA                                 Products, Inc.
                                               (Buhrmann N.V.)
324 Industrial Park Road                        SKF USA, Inc.                      1996              21.13       72,868
Franklin, NC
187 Spicer Drive                                  Dana Corp.                   1983 & 1985           20.95      148,000
Gordonsville, TN
300 McCormick Boulevard                    Ameritech Services, Inc.                1990              10.12       20,000
Columbus, OH
1601 Pratt Avenue                             Tenneco Automotive                   1979               8.26       53,600
Marshall, MI                               Operating Company, Inc.
                                          (Tenneco Automotive, Inc.)
3350 Miac Cove Road                           Mimeo.com, Inc.(2)                   1987              10.92      141,359
Memphis, TN
                                                                                                  --------   ----------

                                                  LEXINGTON CORPORATE PROPERTIES TRUST
                                                             PROPERTY CHART
                                                            2004            2004
                                                          ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE      ESTIMATED
                                                            CASH           RENTAL         REAL ESTATE
                                         BASE              REVENUE         REVENUE           TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(10)
-----------------                 -------------------   -------------   -------------   ---------------
12025 Tech Center Drive           05/01/97 - 04/30/07     $    975        $    958          $    67
Livonia, MI
3600 Southgate Drive              10/15/00 - 10/31/15     $    933        $    933          $   143
Danville, IL
46600 Port Street                  05/19/00 -12/22/06     $    847        $    847          $    62
Plymouth, MI
1133 Poplar Creek Road            01/20/99 - 01/31/14     $    754        $    810          $    61
Henderson, NC

222 Tappan Drive North            10/01/99 - 05/31/05     $    674        $    667          $    81
Mansfield, OH
34 East Main Street               11/15/91 - 11/30/06     $    720        $    654          $    46
New Kingston, PA
450 Stern Street                  12/23/96 - 12/22/06     $    641        $    641          $    75
Oberlin, OH
191 Arrowhead Drive               06/01/01 - 02/28/10     $    578        $    605          $    11
Hebron, OH
1700 47th Avenue North            07/01/03 - 06/30/15     $    538        $    596          $     0
Minneapolis, MN
109 Stevens Street                10/01/87 - 09/30/09     $    559        $    588          $    33
Jacksonville, FL
904 Industrial Road               08/18/87 - 08/17/05     $    606        $    583          $    70
Marshall, MI

128 Crews Drive                   12/16/82 - 08/31/12     $    541        $    571          $   120
Columbia, SC
7150 Exchequer Drive              11/01/98 - 10/31/13     $    349        $    368          $    48
Baton Rouge, LA

324 Industrial Park Road          12/23/96 - 12/31/14     $    363        $    363          $    12
Franklin, NC
187 Spicer Drive                  01/01/84 - 08/31/07     $    345        $    341          $    49
Gordonsville, TN
300 McCormick Boulevard           09/14/90 - 05/31/05     $    255        $    255          $    21
Columbus, OH
1601 Pratt Avenue                 08/18/87 - 08/17/05     $    166        $    163          $    34
Marshall, MI

3350 Miac Cove Road               11/01/99 - 10/31/09     $    178        $    154          $    82
Memphis, TN
                                                          --------        --------          -------

                                          LEXINGTON CORPORATE PROPERTIES TRUST
                                                     PROPERTY CHART

                                                                                                    LAND         NET
                                                    TENANT                    YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  ----------------------------------------   -----------------   --------   -----------
                                             Industrial Subtotal                                    831.00    9,868,097
                                                                                                  --------   ----------
RETAIL
2655 Shasta Way                                Fred Meyer, Inc.                    1986              13.90      178,204
Klamath Falls, OR
Fort Street Mall                            Liberty House, Inc.(1)                 1980               1.22       85,610
King Street
Honolulu, HI
150 NE 20th Street                             Fred Meyer, Inc.                    1986               8.81      118,179
Highway
101 Newport, OR
12235 N. Cave Creek                     Bally's Health & Tennis Corp.              1988               3.00       36,556
Phoenix, AZ
6475 Dobbin Road                             Offenbacher Aquatics                  1983               2.50       17,100
Columbia, MD                          Haverty Furniture Companies, Inc.                                          46,724
35400 Cowan Road                       Sam's Real Estate Business Trust        1987 & 1997            9.70      102,826
Westland, MI
4733 Hills & Dales Road                 Scandinavian Health Spa, Inc.              1987               3.32       37,214
Canton, OH                           (Bally Total Fitness Holding Corp.)
7111 Westlake Terrace                   The Home Depot USA, Inc.(1)(8)         1980 & 2001            7.61       95,000
Bethesda, MD
24100 Laguna Hills Mall              Federated Department Stores, Inc.(1)          1974              11.00      160,000
Laguna Hills, CA
1160 White Horse Road                    Physical Fitness Centers of               1987               2.87       31,750
Voorhees, NJ                                  Philadelphia, Inc.
                                         (Bally Total Fitness Corp.)
5917 S. La Grange Road                    Bally Total Fitness Corp.                1987               2.73       25,250
Countryside, IL
4831 Whipple Avenue, N.W.                     Best Buy Co., Inc.                   1995               6.59       46,350
Canton, OH
3711 Gateway Drive                      Kohl's Department Stores, Inc.             1994               6.24       76,164
Eau Claire, WI
12535 SE 82nd Avenue                         Toys "R" Us, Inc.(1)                  1981               5.85       42,842
Clackamas, OR
5801 Bridge Street                        Champion Fitness IV, Inc.            1977 & 1987            3.66       24,990
DeWitt, NY                               (Bally Total Fitness Corp.)
399 Peachwood Centre Drive                    Best Buy Co., Inc.                   1996               7.49       45,800
Spartanburg, SC
18601 Alderwood Mall Boulevard               Toys "R" Us, Inc.(1)                  1981               3.64       43,105
Lynnwood, WA

                                                  LEXINGTON CORPORATE PROPERTIES TRUST
                                                             PROPERTY CHART
                                                            2004            2004
                                                          ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE      ESTIMATED
                                                            CASH           RENTAL         REAL ESTATE
                                         BASE              REVENUE         REVENUE           TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(10)
-----------------                 -------------------   -------------   -------------   ---------------
                                                          $ 44,397        $ 44,223          $ 4,544
                                                          --------        --------          -------
RETAIL
2655 Shasta Way                   03/10/88 - 03/31/08     $  1,009        $  1,009          $   158
Klamath Falls, OR
Fort Street Mall                  10/01/80 - 09/30/09     $    963        $    971          $   194
King Street
Honolulu, HI
150 NE 20th Street                06/01/86 - 05/31/11     $    826        $    826          $   126
Highway
101 Newport, OR
12235 N. Cave Creek               07/01/88 - 06/30/08     $    852        $    821          $    77
Phoenix, AZ
6475 Dobbin Road                  04/01/03 - 03/31/13     $    161        $    186          $    19
Columbia, MD                      10/01/03 - 09/30/24     $    140        $    632          $    55
35400 Cowan Road                  06/06/97 - 01/31/09     $    753        $    753          $    21
Westland, MI
4733 Hills & Dales Road           01/01/89 - 12/31/08     $    713        $    685          $    23
Canton, OH
7111 Westlake Terrace             05/01/81 - 04/30/06     $    772        $    679          $   304
Bethesda, MD
24100 Laguna Hills Mall           02/01/76 - 01/31/06     $    677        $    673          $    13
Laguna Hills, CA
1160 White Horse Road             07/14/87 - 07/13/07     $    820        $    673          $   105
Voorhees, NJ
5917 S. La Grange Road            07/13/87 - 07/12/07     $    660        $    542          $   886
Countryside, IL
4831 Whipple Avenue, N.W.         02/27/98 - 02/26/18     $    465        $    465          $    32
Canton, OH
3711 Gateway Drive                06/22/94 - 01/25/15     $    460        $    463          $    49
Eau Claire, WI
12535 SE 82nd Avenue              06/01/81 - 05/31/06     $    424        $    424          $    49
Clackamas, OR
5801 Bridge Street                08/19/87 - 08/18/07     $    511        $    419          $    15
DeWitt, NY
399 Peachwood Centre Drive        02/27/98 - 02/26/18     $    395        $    395          $    15
Spartanburg, SC
18601 Alderwood Mall Boulevard    06/01/81 - 05/31/06     $    396        $    391          $    46
Lynnwood, WA

                                          LEXINGTON CORPORATE PROPERTIES TRUST
                                                     PROPERTY CHART

                                                                                                    LAND         NET
                                                    TENANT                    YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  ----------------------------------------   -----------------   --------   -----------
7272 55th Street                          Circuit City Stores, Inc.                1988               3.93       45,308
Sacramento, CA
6910 S. Memorial Highway                     Toys "R" Us, Inc.(1)                  1981               4.44       43,123
Tulsa, OK
2275 Browns Bridge Road                     Wal-Mart Stores, Inc.                  1984               8.10       89,199
Gainesville, GA
6405 South Viriginia St.                        Comp USA, Inc.                     1988               2.72       31,400
Reno, NV
7055 Highway 85 South                     Wal-Mart Stores East, Inc.               1985               8.61       81,911
Riverdale, GA
9580 Livingston Road                           GFS Realty, Inc.                    1976              10.60      107,337
Oxon Hill, MD                                 (Giant Food, Inc.)
121 South Center Street                     Greyhound Lines, Inc.                  1968               1.67       17,000
Stockton, CA
Rockshire Village Center                     GFS Realty, Inc.(1)                   1977               7.32       51,682
2401 Wootton Parkway                          (Giant Food, Inc.)
Rockville, MD
A1 21 South                          Wal-Mart Real Estate Business Trust           1983               5.21       56,132
Jacksonville, AL
2832 Candlers Mountain Road               Circuit City Stores, Inc.                1986               0.84        9,300
Lynchburg, VA
                                                                                                  --------   ----------
                                               Retail Subtotal                                      153.57    1,746,056
                                                                                                  --------   ----------
                                                 Grand Total                                      1,512.94   17,111,540
                                                                                                  ========   ==========

                                                  LEXINGTON CORPORATE PROPERTIES TRUST
                                                             PROPERTY CHART
                                                            2004            2004
                                                          ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE      ESTIMATED
                                                            CASH           RENTAL         REAL ESTATE
                                         BASE              REVENUE         REVENUE           TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(10)
-----------------                 -------------------   -------------   -------------   ---------------
7272 55th Street                  10/28/88 - 10/27/08     $    421        $    376          $    63
Sacramento, CA
6910 S. Memorial Highway          06/01/81 - 05/31/06     $    362        $    358          $    35
Tulsa, OK
2275 Browns Bridge Road           12/29/83 - 01/31/09     $    328        $    328          $     7
Gainesville, GA
6405 South Viriginia St.          12/16/88 - 12/15/08     $    364        $    325          $    60
Reno, NV
7055 Highway 85 South             12/04/85 - 01/31/11     $    270        $    270          $     4
Riverdale, GA
9580 Livingston Road              01/03/77 - 02/28/14     $    239        $    274          $    28
Oxon Hill, MD
121 South Center Street           02/28/89 - 12/31/09     $    201        $    201          $    15
Stockton, CA
Rockshire Village Center          01/01/78 - 06/19/17     $    224        $    152          $    90
2401 Wootton Parkway
Rockville, MD
A1 21 South                       06/29/99 - 01/31/09     $    146        $    146          $    20
Jacksonville, AL
2832 Candlers Mountain Road       11/21/86 - 11/20/06     $    101        $    101          $     8
Lynchburg, VA
                                                          --------        --------          -------
                                                          $ 13,653        $ 13,538          $ 2,517
                                                          --------        --------          -------
                                                          $127,719        $128,290          $13,980
                                                          ========        ========          =======

---------------
 (1) The Company holds a leasehold interest in the land. The leases, including renewal options, expire at various dates ranging from 2028 through 2072.
 (2) The tenant occupies 35,000 square feet, however is responsible for all operating expenses.
 (3) Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,392.
 (4) The Property contains two buildings with one additional tenant that occupies 18,400 square feet out of the total of 114,518.
 (5) Base rent is escalated 3% each year after subtracting the first year operating expense amount from the rent. Expense stop to be determined effective on first anniversary (01/01/04). Tenant has the right to reduce leased space by 27,000 square feet (01/31/08) with 6 months notice and a payment estimated to be $696. The tenant can cancel lease on 01/31/10 with 12 months notice and a payment estimated to be $3,968.
 (6) Expense stop on this property is $393 per annum.
 (7) Tenant can cancel lease on November 30, 2013 with 12 months notice and a payment of $1,300. In addition, the Company was responsible for real estate taxes in 2003.
 (8) The Company has a 33.85% economic interest in the property.
 (9) Expense stop on this property is $112 per annum.
(10) The Company recognized $1,042 in real estate taxes in 2003.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                          JOINT VENTURE PROPERTY CHART

                                                                                                     LAND         NET
                                                    TENANT                     YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                 (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  -----------------------------------------   -----------------   --------   -----------
OFFICE
389-399 Interpace Parkway                        Aventis, Inc                       2000              14.00      340,240
Morris Coporate Center IV              (Aventis Pharma Holding GmbH)(12)
Parsippany, NJ
17 Technology Circle                        Blue Cross Blue Shield              1999 & 2001           46.82      456,304
Columbia, SC                              of South Carolina, Inc.(13)
100 Wood Hollow Drive              Greenpoint Mortgage Funding, Inc.(14)(17)        2001              12.93      124,600
Novato, CA
6555 Sierra Drive                     True North Communications, Inc.(12)           1999               9.98      247,254
Irving, TX
15375 Memorial Drive                      Vastar Resources, Inc.(12)                1985              21.77      327,325
Houston, TX
10300 Kincaid Drive                     Bank One Indiana, N.A.(12)(15)              1999              13.30      193,000
Fishers, IN
600 Business Center Drive                    First USA Management                   1997              13.30      125,155
Lake Mary, FL                             Services, Inc.(12)(16)(18)
550 International Parkway                    First USA Management                   1999              12.80      125,920
Lake Mary, FL                             Services, Inc.(12)(16)(18)
2000 Eastman Drive                  Structural Dynamics Research Corp.(12)          1991              12.36      212,836
Milford, OH
3701 Corporate Drive                          Motorola, Inc.(12)                    2001              23.70      119,829
Farmington Hills, MI
14040 Park Center Road                       NEC America, Inc.(12)                  1987              13.30      108,000
Herndon, VA
70 Valley Stream Parkway                IKON Office Solutions, Inc.(14)             1987              10.40      106,855
Malvern, PA
2210 Enterprise Drive               Washington Mutual Home Loans, Inc.(11)          1998              16.53      177,747
Florence, SC
1110 Bayfield Drive                    Honeywell International, Inc.(12)        1980 & 2002           26.35      166,575
Colorado Springs, CO
                                                                                                   --------   ----------
                                                Office Subtotal                                      247.54    2,831,640
                                                                                                   --------   ----------
INDUSTRIAL
101 Michelin Drive                   TNT Logistics North America, Inc.(12)      1991 & 1992          118.14    1,164,000
Laurens, SC                              (TNT Logistics Holdings B.V.)             & 1993
                                                  (TPG N.V.)
7111 Crabb Road                      TNT Logistics North America, Inc.(12)      1978 & 1993           51.41      752,000
Temperance, MI                           (TNT Logistics Holdings B.V.)
                                                  (TPG N.V.)

                                                            2004            2004
                                                          ESTIMATED       ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE        REAL
                                                            CASH           RENTAL           ESTATE
                                         BASE              REVENUE         REVENUE          TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(20)
-----------------                 -------------------   -------------   -------------   --------------
OFFICE
389-399 Interpace Parkway         06/01/00 - 01/31/10      $ 7,844         $ 8,487          $  408
Morris Coporate Center IV
Parsippany, NJ
17 Technology Circle              10/01/99 - 09/30/09      $ 6,655         $ 6,930          $    4
Columbia, SC
100 Wood Hollow Drive             06/30/00 - 07/31/11      $ 4,300         $ 4,864          $  291
Novato, CA
6555 Sierra Drive                 02/01/00 - 01/31/10      $ 4,009         $ 4,250          $  593
Irving, TX
15375 Memorial Drive              09/16/99 - 09/15/09      $ 3,437         $ 3,437          $  312
Houston, TX
10300 Kincaid Drive               11/01/99 - 10/31/09      $ 3,217         $ 3,287          $   98
Fishers, IN
600 Business Center Drive         10/01/99 - 09/30/09      $ 2,880         $ 2,921          $  225
Lake Mary, FL
550 International Parkway         10/01/99 - 09/30/09      $ 2,778         $ 2,820          $  213
Lake Mary, FL
2000 Eastman Drive                05/01/91 - 04/30/11      $ 2,713         $ 2,790          $  424
Milford, OH
3701 Corporate Drive              12/28/01 - 12/31/16      $ 2,714         $ 2,714          $  443
Farmington Hills, MI
14040 Park Center Road            08/13/99 - 08/12/09      $ 1,967         $ 2,025          $  109
Herndon, VA
70 Valley Stream Parkway          09/22/03 - 09/30/13      $ 1,923         $ 1,995          $  282
Malvern, PA
2210 Enterprise Drive             06/10/98 - 06/30/08      $ 1,750         $ 1,699          $    5
Florence, SC
1110 Bayfield Drive               11/15/02 - 11/30/13      $ 1,535         $ 1,637          $  137
Colorado Springs, CO
                                                           -------         -------          ------
                                                           $47,722         $49,856          $3,544
                                                           -------         -------          ------
INDUSTRIAL
101 Michelin Drive                08/05/02 - 08/04/12      $ 3,103         $ 3,228          $  383
Laurens, SC
7111 Crabb Road                   08/05/02 - 08/04/12      $ 2,078         $ 2,162          $  100
Temperance, MI

                                          LEXINGTON CORPORATE PROPERTIES TRUST
                                              JOINT VENTURE PROPERTY CHART

                                                                                                     LAND         NET
                                                    TENANT                     YEAR CONSTRUCTED/     AREA      RENTABLE
PROPERTY LOCATION                                 (GUARANTOR)                     REDEVELOPED      (ACRES)    SQUARE FEET
-----------------                  -----------------------------------------   -----------------   --------   -----------
291 Park Center Drive                Kraft Foods North America, Inc. (12)           2001              25.50      344,700
Winchester, VA
121 Technology Drive                 Heidelberg Web Systems, Inc.(12)(19)       1986 & 2003          173.00      500,500
Durham, NH
1109 Commerce Boulevard                    Linens-N-Things, Inc.(14)                1998              14.40      262,644
Logan Township, NJ
                                                                                                   --------   ----------
                                              Industrial Subtotal                                    382.45    3,023,844
                                                                                                   --------   ----------
                                                     Total                                           629.99    5,855,484
                                                                                                   ========   ==========

                                                  LEXINGTON CORPORATE PROPERTIES TRUST
                                                      JOINT VENTURE PROPERTY CHART
                                                            2004            2004
                                                          ESTIMATED       ESTIMATED       ESTIMATED
                                                           MINIMUM      STRAIGHT-LINE        REAL
                                                            CASH           RENTAL           ESTATE
                                         BASE              REVENUE         REVENUE          TAXES
PROPERTY LOCATION                     LEASE TERM           ($000)          ($000)         ($000)(20)
-----------------                 -------------------   -------------   -------------   --------------
291 Park Center Drive             06/01/01 - 05/31/11      $ 1,420         $ 1,515          $   73
Winchester, VA
121 Technology Drive              12/30/01 - 12/30/21      $ 1,503         $ 1,343          $  691
Durham, NH
1109 Commerce Boulevard           12/21/98 - 01/31/09      $ 1,258         $ 1,251          $  197
Logan Township, NJ
                                                           -------         -------          ------
                                                           $ 9,362         $ 9,499          $1,444
                                                           -------         -------          ------
                                                           $57,084         $59,355          $4,988
                                                           =======         =======          ======

---------------
(11) The Company has a 22.7% economic interest in the entity which owns this property.
(12) The Company has a 33 1/3% economic interest in the entity which owns this property.
(13) The Company has a 40% economic interest in the entity which owns this property.
(14) The Company has a 30% economic interest in the entity which owns this property.
(15) The joint venture has operating expense stops on this property of $768 per annum.
(16) The joint venture operates these investments as a single property.
(17) The joint venture has operating expense stops on this property of $917 per annum.
(18) The joint venture has operating expense stops on this property of $1,264 per annum.
(19) The tenant can cancel the lease anytime after 9/30/11 for a payment which on 9/30/11 is $23,433.
(20) The non-consolidated entities recognized $738 in real estate taxes in 2003, gross of expense stops.

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

  Executive Officers and Trustees

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

RICHARD J. ROUSE.....................  Mr. Rouse has served as Chief Investment Officer of the
  Age 58                               Company since January 2003 and as a trustee of the Company since October 1993. He served as President of the Company
                                       from October 1993 to April 1996, was Co-Chief Executive
                                       Officer of the Company from October 1993 until January 2003, and since April 1996 has served as Vice Chairman of the
                                       Board of Trustees. Mr. Rouse graduated from Michigan State
                                       University in 1968 and received his M.B.A. in 1970 from the
                                       Wharton School of Finance and Commerce of the University of
                                       Pennsylvania.

T. WILSON EGLIN......................  Mr. Eglin has served as Chief Executive Officer of the
  Age 39                               Company since January 2003, Chief Operating Officer since
                                       October 1993, President since April 1996 and as a trustee
                                       since May 1994. He served as Executive Vice President from
                                       October 1993 to April 1996. Mr. Eglin received his B.A. from
                                       Connecticut College in 1986.

PATRICK CARROLL......................  Mr. Carroll has served as Chief Financial Officer of the
  Age 40                               Company since May 1998, Treasurer since January 1999 and
                                       Executive Vice President since January 2003. Prior to
                                       joining the Company, Mr. Carroll was, from 1993 to 1998, a
                                       Senior Manager in the real estate practice of Coopers &
                                       Lybrand L.L.P., a public accounting firm. Mr. Carroll
                                       received his B.B.A. from Hofstra University in 1986, his
                                       M.S. in Taxation from C.W. Post in 1995, and is a Certified
                                       Public Accountant.

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
JOHN B. VANDER ZWAAG.................  Mr. Vander Zwaag has been employed by the Company since May
  Age 46                               2003 and currently is Executive Vice President. From 1982 to
                                       1992, he was employed by The LCP Group serving as Director of Acquisitions from 1987 to 1992. Between his employment by
                                       The LCP Group and the Company, Mr. Vander Zwaag was managing director of Chesterton Binswanger Capital Advisors (1992 -
                                       1997) and Managing Director with Cohen Financial (1997 -
                                       2003). He received his B.A. from Amherst University in 1979 and his M.B.A. from Columbia University in 1982.

WILLIAM N. CINNAMOND, JR. ...........  Mr. Cinnamond has served as Senior Vice President since
  Age 55                               September 2001. Prior to joining the Company, Mr. Cinnamond served as Vice President and Office/Industrial Real Estate
                                       Asset Management Sector Head for J.P. Morgan Fleming Asset
                                       Management, Inc. from 1989 to 2001. Mr. Cinnamond graduated from Boston University in 1970 and received his M.B.A. from
                                       Syracuse University in 1972.

PAUL R. WOOD.........................  Mr. Wood has served as Vice President, Chief Accounting
  Age 43                               Officer and Secretary of the Company since October 1993. Mr.
                                       Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.

GEOFFREY DOHRMANN....................  Mr. Dohrmann has served as a trustee since August 2000. Mr.
  Age 53                               Dorhmann co-founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987
                                       and is currently its Chairman and Chief Executive Officer.
                                       Mr. Dohrmann also belongs to the advisory boards for the
                                       National Real Estate Index, The Journal of Real Estate
                                       Portfolio Management and Center for Real Estate Enterprise
                                       Management. He is also a fellow of the Homer Hoyt Institute and holds the Counselors of Real Estate (CRE) designation.

CARL D. GLICKMAN.....................  Mr. Glickman has served as a trustee since May 1994. He has
  Age 77                               been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the
                                       Board of Directors of Alliance Tire & Rubber Co., Ltd., Bear
                                       Stearns Companies, Inc., and Jerusalem Economic Corporation
                                       Ltd.

JAMES GROSFELD.......................  Mr. Grosfeld has served as a trustee since November 2003. He
  Age 66                               also serves as a Director of Copart, Inc., Ramco-Gershenson
                                       Properties Trust and BlackRock, Inc. He has served on the
                                       Advisory Board of the Federal National Mortgage Association
                                       and as Director of Interstate Bakeries Corporation and
                                       Addington Resources. He was Chairman and Chief Executive
                                       Officer of Pulte Home Corporation from 1974 to 1990. He
                                       received his B.A. from Amherst College in 1959 and L.L.B.
                                       from Columbia Law School in 1962.

                NAME                                       BUSINESS EXPERIENCE
                ----                                       -------------------
KEVIN W. LYNCH.......................  Mr. Lynch has served as a trustee from May 1996 to May 2000
  Age 51                               and again from May 2003 to the present. Mr. Lynch co-founded and has been a Principal of The Townsend Group since 1983.
                                       The Townsend Group is the largest real estate consulting
                                       firm to institutional investors in the United States. Mr.
                                       Lynch is a frequent industry speaker and member of the
                                       Pension Real Estate Association and the National Council of
                                       Real Estate Investment Fiduciaries. He currently sits on the
                                       Real Estate Advisory Board for New York University and is a
                                       Director for First Industrial Realty Trust.

STANLEY R. PERLA.....................  Mr. Perla has served as a trustee since April 2003. Mr.
  Age 60                               Perla, a licensed Certified Public Accountant, was a partner for Ernst & Young LLP, a public accounting firm. He served as Ernst & Young's National Director of Real Estate
                                       Accounting as well as Ernst & Young's National Accounting
                                       and Auditing Committee. He is an active member of the
                                       National Association of Real Estate Investment Trusts and
                                       the National Association of Real Estate Companies. Mr. Perla
                                       also served on the real estate committees of the New York
                                       State Society of Certified Public Accounts and the American
                                       Institute of Certified Public Accountants. Mr. Perla is also a director of American Mortgage Acceptance Company.

SETH M. ZACHARY......................  Mr. Zachary has served as a trustee since November 1993.
  Age 51                               Since 1987, he has been a partner, and is currently the
                                       Chairman, of the law firm Paul, Hastings, Janofsky & Walker
                                       LLP, counsel to the Company.

                                    PART II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The common shares of the Company are listed for trading on the New York Stock Exchange ("NYSE") under the symbol "LXP." The following table sets forth the closing high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

FOR THE QUARTERS ENDED:                                        HIGH     LOW
-----------------------                                       ------   ------
December 31, 2003...........................................  $20.85   $19.06
September 30, 2003..........................................   19.94    17.49
June 30, 2003...............................................   18.23    17.12
March 31, 2003..............................................   17.20    15.63

December 31, 2002...........................................  $16.25   $15.01
September 30, 2002..........................................   16.75    15.35
June 30, 2002...............................................   16.50    15.26
March 31, 2002..............................................   15.99    14.25

     The closing price of the common shares of the Company was $21.66 on February 23, 2004.

     As of February 23, 2004, the Company had 3,058 common shareholders of record.

     Dividends. The Company has made quarterly distributions since October 1986 without interruption.

     The common share dividends paid in each quarter for the last five years are as follows:

QUARTERS ENDED                               2003     2002     2001     2000     1999
--------------                              ------   ------   ------   ------   ------
March 31,.................................  $0.335   $0.330   $0.310   $0.300   $0.300
June 30,..................................  $0.335   $0.330   $0.320   $0.300   $0.300
September 30,.............................  $0.335   $0.330   $0.320   $0.310   $0.300
December 31,..............................  $0.335   $0.330   $0.320   $0.310   $0.300

     The Company's current quarterly common share dividend rate is $0.35 per share, or $1.40 per common share on an annualized basis.

     Following is a summary of the average taxable nature of the Company's common share dividends for the three years ended December 31:

                                                           2003      2002      2001
                                                          -------   -------   -------
Total dividends per share...............................  $  1.34   $  1.32   $  1.27
                                                          =======   =======   =======
Ordinary income.........................................    68.94%    77.89%    95.46%
Short-term capital gain.................................       --      2.27        --
15% rate gain...........................................     3.10        --        --
20% rate gain...........................................       --      4.12        --
25% rate gain...........................................     0.70      5.65        --
Return of capital.......................................    27.26     10.07      4.54
                                                          -------   -------   -------
                                                           100.00%   100.00%   100.00%
                                                          =======   =======   =======

     The Company's per share dividend on its Series B Cumulative Redeemable Preferred Shares is $2.0125 per annum.

     Following is a summary of the average taxable nature of the Company's dividend on its Series B Cumulative Redeemable Preferred Shares for the year ended December 31, 2003:

Ordinary income.............................................    89.20%
15% rate gain...............................................     8.05
25% rate gain...............................................     2.75
                                                               ------
                                                               100.00%
                                                               ======

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

     In addition to its common and preferred share offerings, the Company has capitalized the growth in its business through the issuance of secured and unsecured fixed and floating-rate debt. Borrowings under the Company's unsecured revolving credit facility have been a source of funds to both finance the purchase of properties and meet any short-term working capital requirements. The various instruments governing the Company's issuance of its unsecured bank debt impose certain restrictions on the Company with regard to dividends and incurring additional debt obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

     The Company does not believe that the financial covenants contained in its unsecured revolving credit agreement and secured indebtedness will have any adverse impact on the Company's ability to pay dividends in the normal course of business to its common and preferred shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.

     The Company maintains a dividend reinvestment program pursuant to which common shareholders and operating partnership limited partners may elect to automatically reinvest their dividends and distributions to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program. Under this program none of the common shares issued were purchased on the open market. As of December 31, 2003, approximately 8.1 million common shares and OP Units are enrolled in the dividend reinvestment program.

     Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2003, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                                                         NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                           FUTURE ISSUANCE UNDER
                                           TO BE ISSUED UPON       WEIGHTED-AVERAGE       EQUITY COMPENSATION
                                              EXERCISE OF         EXERCISE PRICE OF        PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,   SECURITIES REFLECTED IN
                                          WARRANTS AND RIGHTS    WARRANTS AND RIGHTS          COLUMN (A))
                                          --------------------   --------------------   -----------------------
PLAN CATEGORY                                     (A)                    (B)                      (C)
-------------                             --------------------   --------------------   -----------------------
Equity compensation plans approved by
  security holders......................        521,530                 $13.94                 1,449,252
Equity compensation plans not
  approved by security holders..........             --                     --                        --
                                                -------                 ------                 ---------

Total...................................        521,530                 $13.94                 1,449,252
                                                =======                 ======                 =========

ITEM 6.  SELECTED FINANCIAL DATA

     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2003. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000's, except per share data)

                                              2003        2002        2001       2000       1999
                                           ----------   ---------   --------   --------   --------
Total revenues...........................  $  120,520   $  98,332   $ 80,556   $ 77,764   $ 74,955
Operating expenses, including minority
  interest...............................     (89,673)    (69,828)   (63,270)   (59,395)   (59,400)
Gain on sale of properties...............          --          --         --      2,959      5,127
Income from continuing items.............      30,847      28,504     17,286     21,328     20,682
Total income from discontinued items.....       2,802       2,091        776        624        665
Net income...............................      33,649      30,595     18,062     21,952     21,347
Net income allocable to common
  shareholders...........................      30,257      29,902     15,353     19,390     18,827
Income from continuing operations per
  common share-basic.....................        0.81        1.03       0.75       1.11       1.07
Income from continuing operations per
  common share-diluted...................        0.80        1.02       0.73       1.07       1.05
Income from discontinued
  operations-basic.......................        0.08        0.08       0.04       0.04       0.04
Income from discontinued
  operations-diluted.....................        0.08        0.07       0.04       0.03       0.03
Net income per common share-basic........        0.89        1.11       0.79       1.15       1.11
Net income per common share-diluted......        0.88        1.09       0.77       1.10       1.08
Cash dividends declared per common
  share..................................       1.355       1.325      1.290      1.230      1.200
Net cash provided by operating
  activities.............................      71,815      57,732     41,277     41,175     39,783
Net cash used in investing activities....    (298,883)   (106,030)   (64,321)   (38,549)   (64,942)
Net cash provided by (used in) financing
  activities.............................     229,316      46,532     32,115     (6,671)    22,912
Ratio of earnings to combined fixed
  charges and preferred dividends........        1.63        1.82       1.40       1.55       1.57
Real estate assets, net..................   1,001,772     779,150    714,047    584,198    606,592
Investments in non-consolidated
  entities...............................      69,225      54,261     48,764     40,836     11,523
Total assets.............................   1,207,411     902,471    822,153    668,377    656,481
Mortgages, notes payable and credit
  facility, including discontinued
  operations.............................     551,385     491,517    455,771    387,326    372,254
Funds from operations(1).................      64,502      61,818     47,126     46,316     40,652
Rent received below straight-line rent...       3,790       2,426      2,755      2,804      2,054

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net leased commercial properties throughout the United States. The Company has operated as a REIT since October 1993. As of December 31, 2003, the Company owned or had interests in 118 real estate properties encompassing 23 million rentable square feet. During 2003, the Company purchased 19 properties, including non-consolidated investments, for $414.0 million.

     During 2003, the Company sold four properties for net proceeds of $11.1 million, which resulted in an aggregate gain of $2.2 million. In addition, the Company contributed 2 properties to the LION joint venture; Clarion paid the Company directly $23.8 million for their proportionate ownership interest.

     As of December 31, 2003, the Company leased properties to 86 tenants in 20 different industries and the weighted average lease term based upon annualized rental revenue is 7.6 years.

     The Company's revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to the Company's ability to (i) acquire income producing properties and (ii) to release properties that are vacant, or may become vacant, at favorable rental rates. The challenge the Company faces in purchasing properties is finding investments that will provide an attractive return without compromising the Company's real estate underwriting criteria. The Company believes it has access to acquisition opportunities due to its relationship with developers, brokers, corporate users and sellers.

     In the past three years, the Company has experienced minimal lease turnover, and accordingly minimal capital expenditures. There can be no assurance that this will continue. Through 2008 the Company has 41 leases expiring which generate approximately $46.8 million in rental revenue. Releasing these properties at favorable effective rates is the primary focus of the Company.

     The primary risks associated with re-tenanting properties are (i) the period of time required to find a new tenant (ii) whether rental rates will be lower than previously received (iii) the significant leasing costs such as commissions and tenant improvement allowances and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. The Company addresses these risks by contacting tenants well in advance of lease maturity to get an understanding of their occupancy needs, contacting local brokers to determine the depth of the rental market and, if required, retaining local expertise to assist in the re-tenanting of a property. As part of the acquisition underwriting process, the Company focuses on buying general purpose real estate which can be leased to other tenants without significant modification to the properties. No assurance can be given that once a property becomes vacant it will subsequently be re-let.

     During 2002, the Company sold 5 properties (including a 77.3% interest in a property) and one building in the Palm Beach Gardens, Florida property for $20.8 million, which resulted in an aggregate gain of approximately $1.1 million. During 2001, the Company sold one property for $4.1 million which approximated book value.

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

     Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases" (SFAS No. 13). SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

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

     Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

     The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

     Impairment of Real Estate. The Company evaluates the carrying value of all real estate held to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

LIQUIDITY AND CAPITAL RESOURCES

     Since becoming a public company, the Company's principal sources of capital for growth has been the public and private equity markets, selective secured indebtedness, its unsecured credit facility, issuance of OP Units and undistributed funds from operations. The Company expects to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on the Company's access to capital sources. The Company's ability to incur additional debt to fund acquisitions is dependent upon its existing leverage, the value of the assets the Company is attempting to leverage and general economic conditions which may be outside of management's influence.

     The Company's current $100.0 million variable rate unsecured revolving credit facility, which is scheduled to expire in August 2006, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 2003, $94.0 million was outstanding at an interest rate of 2.64%. Subsequent to year end, the Company repaid $30.0 million of its outstanding line balance. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized. The Company has the option to extend the maturity to August 2007, if no defaults exist, for a payment of $0.3 million.

     Since its formation in 1993, the Company has raised, through the issuance of common shares, preferred shares and OP Units, aggregate capital of approximately $484.8 million for the purposes of making acquisitions and retiring indebtedness. In addition, the Company has purchased $109.8 million in real estate through the direct issuance of its common shares and OP Units.

     During 2003, the Company completed a 4.5 million common share offering at $16.44 per share and a 5.3 million common share offering at $18.98 per share raising an aggregate of $174.0 million of net proceeds. The Company completed a
3.16 million preferred share offering at $25.00 per share with a 8.05% coupon raising net proceeds of $76.3 million. The proceeds of these offerings were used to repay debt and fund acquisitions.

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

     Dividends paid to common shareholders increased to $45.8 million in 2003, compared to $35.8 million in 2002 and $25.0 million in 2001.

     Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. The Company's second largest tenant, as a percentage of revenue, pays its rent quarterly (Northwest Pipeline Corp.). Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

     The Company believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash flows increased to $71.8 million for 2003 from $57.7 million for 2002 and $41.3 million for 2001. Cash flows from operations was negatively impacted in 2003, 2002 and 2001 by the payment of $7.2 million, $0.3 million and $3.6 million, respectively in prepayment penalties on debt satisfactions.

     Net cash used in investing activities totaled $298.9 million in 2003, $106.0 million in 2002 and $64.3 million in 2001. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions. In connection with the acquisition of the Net Partnerships, the Company acquired $3.8 million of cash in 2001.

     Net cash provided by financing activities totaled $229.3 million in 2003, $46.5 million in 2002 and $32.1 million in 2001. Cash provided by (used in) financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and advances/repayments under the Company's credit facility coupled with dividend and distribution payments and debt service payments.

     UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP Units in partnerships controlled by the Company. All of such OP Units are redeemable at certain times for common shares on a one-for-one basis and all of such OP Units require the Company to pay certain distributions to the holders of such OP Units. The Company accounts for these OP Units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP Units are redeemed for common shares.

     The following table provides certain information with respect to such OP units as of December 31, 2003 (assuming the Company's annualized dividend rate remains at the current $1.40 per share).

                                                                             CURRENT         TOTAL
                                                                            ANNUALIZED      CURRENT
                                                    TOTAL                     PER OP       ANNUALIZED
REDEEMABLE FOR                                     NUMBER      AFFILIATE       UNIT       DISTRIBUTION
COMMON SHARES:                                   OF OP UNITS   OP UNITS    DISTRIBUTION      ($000)
--------------                                   -----------   ---------   ------------   ------------
At any time....................................   3,446,783    1,401,159      $1.40          $4,825
At any time....................................   1,254,152      120,374       1.08           1,354
At any time....................................     114,059       52,144       1.12             128
March 2004.....................................      43,734           --       0.27              12
March 2004.....................................      19,510           --         --              --
November 2004..................................      24,552        2,856         --              --
March 2005.....................................      29,384           --         --              --
March 2005.....................................      12,893           --       1.40              18
January 2006...................................     171,168          416         --              --
January 2006...................................     231,763      120,662       1.40             324
February 2006..................................      28,230        1,743         --              --
May 2006.......................................       9,368           --       0.29               3
November 2006..................................      44,858       44,858       1.40              63
                                                  ---------    ---------      -----          ------
                                                  5,430,454    1,744,212      $1.24          $6,727
                                                  =========    =========      =====          ======

     Affiliate OP Units, which are included in total OP Units, represent OP Units held by two executive officers (including their affiliates) of the Company.

FINANCING

     Revolving Credit Facility. The Company's $100.0 million unsecured credit facility, which expires August 2006 and can be extended by the Company for one year with a payment of $0.3 million, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt, and has an interest rate period of one, three, or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. As of December 31, 2003, $94.0 million was outstanding and $1.8 million was available to be drawn. The Company had six outstanding letters of credit aggregating $4.2 million which expire in 2004 ($0.9 million), 2005 ($2.5 million), 2007 ($0.4 million) and 2010 ($0.4 million). This credit facility replaced the Company's previous $60.0 million credit facility which was scheduled to expire in March 2004. The previous facility contained similar covenants.

     Debt Service Requirements. The Company's principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2003, a total of 55 of the Company's 100 consolidated properties, including one property held for sale, were subject to outstanding mortgages which had an aggregate principal amount of $457.4 million. As of December 31, 2003 the weighted average interest rate on the Company's outstanding debt, including line of credit borrowings, was approximately 6.24%. The scheduled principal amortization payments for the next five years are as follows: $15.4 million in 2004; $15.5 million in 2005; $16.3 million in 2006, $17.2 million in 2007 and
$11.5 million in 2008. Approximate balloon payment amounts, having a weighted average interest rate of 6.20%, excluding line of credit borrowings, due the next five years are as follows: $14.5 million in 2004; $0 million in 2005, $0 in 2006; $0 in 2007 and $70.5 million in 2008. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company's equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

     The Company expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration the Company's cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

     Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For eight of the properties, the Company has a level of property operating expense responsibility and a ninth obligated the Company to pay real estate taxes in 2003 and for the tenant to be responsible thereafter. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance.

     The Company's tenants pay the rental obligations on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligations for each of the next five years is $0.9 million.

  Step Down Renewals

     The leases on the following properties contain renewal options, exercisable by the tenant, with rents per square foot less than that paid in 2003:

                                                            ANNUAL RENT
                                                              PER NET
                                                              RENTABLE
                              TENANT          RENTABLE     SQUARE FOOT --   RENEWAL OPTION TERM AND RENEWAL
PROPERTY LOCATION          (GUARANTOR)       SQUARE FEET        2003           NET RENT PER SQUARE FOOT
-----------------      --------------------  -----------   --------------   -------------------------------
295 Chipeta Way         Northwest Pipeline      295,000        $29.06        10/01/09 - 09/15/18: $11.73
Salt Lake City, UT            Corp.                                           plus base cost component
                                                                            ($.06) adjusted by CPI, plus
                                                                                       ($.03)
450 Stern Street        Johnson Controls,       111,160        $ 5.75        12/23/06 - 12/22/11: $3.65
Oberlin, OH                    Inc.                                          12/23/11 - 12/22/16: $4.20
46600 Port Street       Johnson Controls,       134,160        $ 6.29        12/23/06 - 12/22/11: $4.00
Plymouth, MI                   Inc.                                          12/23/11 - 12/22/16: $4.60

                                                            ANNUAL RENT
                                                              PER NET
                                                              RENTABLE
                              TENANT          RENTABLE     SQUARE FOOT --   RENEWAL OPTION TERM AND RENEWAL
PROPERTY LOCATION          (GUARANTOR)       SQUARE FEET        2003           NET RENT PER SQUARE FOOT
-----------------      --------------------  -----------   --------------   -------------------------------
541 Perkins Jones          Kmart Corp.        1,700,000        $ 5.51        10/01/07 - 09/30/12: $2.67
Road                                                                         10/01/12 - 09/30/17: $2.67
Warren, OH                                                                   10/01/17 - 09/30/22: $2.67
                                                                             10/01/22 - 09/30/27: $2.67
                                                                             10/01/27 - 09/30/32: $2.67
                                                                             10/01/32 - 09/30/37: $2.67
                                                                              10/01/37 - 09/30/42: FMV
                                                                              10/01/42 - 09/30/47: FMV
                                                                              10/01/47 - 09/30/52: FMV
                                                                              10/01/52 - 09/30/57: FMV
24100 Laguna Hills     Federated Department     160,000        $ 4.23        02/01/06 - 04/16/14: $1.81
Mall                       Stores, Inc.                                      04/17/14 - 04/16/29: $1.81
Laguna Hills, CA                                                             04/17/29 - 04/16/44: $1.81
                                                                             04/17/44 - 04/16/50: $1.81
7111 Westlake Terrace  The Home Depot USA,       95,000        $ 8.13        05/01/06 - 04/30/16: $3.96
Bethesda, MD                   Inc.                                          05/01/16 - 04/30/21: $3.96
                                                                             05/01/21 - 04/30/26: $3.96
                                                                             05/01/26 - 04/30/31: $3.17
6910 S. Memorial        Toys "R" Us, Inc.        43,123        $ 8.40        06/01/06 - 05/31/11: $5.92
Highway                                                                      06/01/11 - 05/31/16: $5.92
Tulsa, OK                                                                    06/01/16 - 05/31/21: $5.92
                                                                             06/01/21 - 05/31/26: $5.92
                                                                             06/01/26 - 05/31/31: $5.92
12535 SE 82nd Avenue    Toys "R" Us, Inc.        42,842        $ 9.91        06/01/06 - 05/31/11: $6.96
Clackamas, OR                                                                06/01/11 - 05/31/16: $6.96
                                                                             06/01/16 - 05/31/21: $6.96
                                                                             06/01/21 - 05/31/26: $6.96
                                                                             06/01/26 - 05/31/31: $6.96
18601 Alderwood Mall    Toys "R" Us, Inc.        43,105        $ 9.18        06/01/06 - 05/31/11: $6.48
Blvd.                                                                        06/01/11 - 05/31/16: $6.48
Lynnwood, WA                                                                 06/01/16 - 05/31/21: $6.48
                                                                             06/01/21 - 05/31/26: $6.48
                                                                             06/01/26 - 05/31/31: $6.48
A1 21 South            Wal-Mart Real Estate      56,132        $ 2.60        02/01/09 - 01/31/14: $2.42
Jacksonville, AL          Business Trust                                       plus 1% of gross sales
                                                                             02/01/14 - 01/31/19: $2.42
                                                                               plus 1% of gross sales
                                                                             02/01/19 - 01/31/24: $2.42
                                                                               plus 1% of gross sales
                                                                             02/01/24 - 01/31/29: $2.42
                                                                               plus 1% of gross sales
                                                                             02/01/29 - 01/31/34: $2.42
                                                                               plus 1% of gross sales
9580 Livingston Road     GFS Realty, Inc.       107,337        $ 3.80        03/01/14 - 02/29/19: $1.53
Oxon Hill, MD           (Giant Food, Inc.)                                   03/01/19 - 02/29/24: $1.53
                                                                             03/01/24 - 02/29/29: $1.15
                                                                             03/01/29 - 02/29/34: $1.15

                                                            ANNUAL RENT
                                                              PER NET
                                                              RENTABLE
                              TENANT          RENTABLE     SQUARE FOOT --   RENEWAL OPTION TERM AND RENEWAL
PROPERTY LOCATION          (GUARANTOR)       SQUARE FEET        2003           NET RENT PER SQUARE FOOT
-----------------      --------------------  -----------   --------------   -------------------------------
Rockshire Village        GFS Realty, Inc.        51,682        $ 4.33        06/20/17 - 05/31/27: $1.78
Center                  (Giant Food, Inc.)                                   06/01/27 - 05/31/37: $1.33
2401 Wootton Parkway
Rockville, MD
590 Ecology Lane          Owens Corning         193,891        $ 8.35        01/01/21 - 12/31/25: $6.41
Chester, SC                                                                  01/01/26 - 12/31/30: $7.08

     Origination Fees Payable. In connection with certain acquisitions, the Company assumed obligations ($2.2 million in principal plus accrued interest) which bore interest on the outstanding principal balances only at rates ranging from 12.3% to 19.0%. During 2003, the Company satisfied $5.6 million in origination fees payable including accrued interest by issuing 231,763 OP Units which resulted in a gain of $0.9 million. The scheduled annual payments for each of the next five years for the remaining origination fees payable is $0.1 per annum. As of December 31, 2003, $0.8 million is outstanding of which $0.4 million is due to two executive officers of the Company.

     The following summarizes the Company's principal contractual obligations as of December 31, 2003 ($000's):

                                                                                        2009 AND
                                    2004      2005      2006      2007      2008       THEREAFTER      TOTAL
                                   -------   -------   -------   -------   -------   --------------   --------
Mortgages payable -- normal
  amortization...................  $15,429   $15,521   $16,303   $17,238   $11,469      $ 34,944      $110,904
Mortgages payable -- balloon
  maturities.....................   14,456(2)      --       --        --    70,492       261,533       346,481
Credit facility..................       --        --    94,000        --        --            --        94,000
Operating lease obligation(1)....    1,395     1,395     1,395     1,395     1,395         7,173        14,148
Deferred installment
  obligation.....................       37        37        85       110       110           429           808
                                   -------   -------   -------   -------   -------      --------      --------
                                   $31,317   $16,953   111,783   $18,743   $83,466      $304,079      $566,341
                                   =======   =======   =======   =======   =======      ========      ========

---------------

(1) Amounts include rent for the Company's corporate office which is fixed through 2008 and adjusted to fair market value as determined at January 2009.

(2) The Company has the ability to extend the maturity of this mortgage note to 2005 and 2006. The Company currently expects to exercise its right to extend maturity of the note until 2005.

     Capital Expenditures. Due to the net lease structure the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility.

     Shares Repurchase. The Company's Board of Trustees has authorized the Company to repurchase, from time to time, up to 2.0 million common shares and OP Units depending on market conditions and other factors. As of December 31, 2003, the Company had repurchased approximately 1.4 million common shares and OP Units, at an average price of approximately $10.55 per common share/OP Unit. No common shares or OP Units were repurchased in 2003 and 2002.

RESULTS OF OPERATIONS ($000)

                                                                                  INCREASE
                                                                                 (DECREASE)
                                                                            ---------------------
SELECTED INCOME STATEMENT DATA                 2003      2002      2001     2003-2002   2002-2001
------------------------------               --------   -------   -------   ---------   ---------
Total revenues.............................  $120,520   $98,332   $80,556    $22,188     $17,776
Total expenses.............................    85,708    64,442    59,057     21,266       5,385
  Interest.................................    34,881    33,161    29,331      1,720       3,830
  Depreciation and amortization of real
     estate................................    27,110    21,049    17,534      6,061       3,515
  General & administrative.................    10,043     5,728     4,947      4,315         781
  Property operating.......................     3,882     2,347     1,624      1,535         723
  Debt satisfaction charges................     7,566       345     3,993      7,221      (3,648)
Income from continuing operations..........    30,847    28,504    17,286      2,343      11,218
Total income from discontinued
  operations...............................     2,802     2,091       776        711       1,315
Net income.................................    33,649    30,595    18,062      3,054      12,533
Net income allocable to common
  shareholders.............................    30,257    29,902    15,353        355      14,549

COMPARISON OF 2003 TO 2002

     Of the increase in total revenues in 2003 of $22.2 million, $20.1 million is primarily attributable to increased rental revenues from properties purchased in 2003 and those purchased in 2002 and held for the entire period in 2003 ($14.3 million); the consolidation of LRA ($4.4 million) and the expansion of a single property ($1.4 million). The increase in advisory fees of $1.4 million relates to the consolidation of LRA. The increase in equity in earnings of non-consolidated entities relates to the increase in the net income of the non-consolidated entities due to the acquisition of properties and the formation of a new joint venture in 2003. The increase in interest expense due to the growth of the Company's portfolio and related increase in mortgages and borrowings outstanding of $59.9 million has been partially offset by a reduction in the weighted average interest rate from 6.95% at December 31, 2002 to 6.24% at December 31, 2003 due to debt refinancings, repayments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses have increased in 2003 by $4.3 million primarily due to the consolidation of LRA ($1.9 million); increased personnel costs ($1.7 million); occupancy costs ($0.2 million) and professional service costs ($0.2 million). The increase in property operating expenses in 2003 relates to the acquisition of properties in 2003 and 2002 in which the Company has a level of operating expense responsibility. Net income increased in 2003 due to the impact of items discussed above, plus an increase of $1.1 million in gains on sales of properties offset by an increase of $7.2 million in debt satisfaction charges relating to the timing of the prepayment of indebtedness. Net income allocable to common shareholders increased due to the items discussed above offset by an increase in preferred dividends of $2.7 million on the preferred shares issued in 2003.

     The Company's non-consolidated entities had aggregate net income of $16.5 million in 2003 compared to $13.6 million in 2002. The increase in net income is primarily attributable to an increase in rental income of $6.8 million in 2003 attributable to acquisition of properties and the formation of a new joint venture. This revenue source was partly offset by an increase in (i) interest expense of $2.1 million in 2003 due to increased acquisition leverage and (ii) depreciation expense of $1.6 million in 2003 due to more depreciable assets owned. The financial information for non-consolidated entities does not include information for LRA.

     Any increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees when such properties are acquired by joint venture or advisory programs, growth in net income is dependent on index adjusted rents (8 leases), percentage rents (3 leases), reduced interest expense on amortizing mortgages and by controlling variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($109.7 million as of December 31, 2003 at a weighted average interest rate of 2.85%) and tenant monetary defaults.

COMPARISON OF 2002 TO 2001

     Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2002 of $17.8 million, $15.5 million is primarily attributable to rental revenue from properties purchased in 2001 (primarily the purchase of properties from Net 1 L.P. and Net 2 L.P. in November 2001) and owned for the entire period in 2002 and properties purchased in 2002 ($17.3 million) offset by a reduction in rental revenue from a decrease in overall portfolio occupancy from 99.7% to 99.2% ($0.3 million) and the joint venturing of a single property in 2002 ($1.5 million). Of the remaining $2.3 million in revenue growth in 2002, $1.8 million was attributable to an increase in earnings from non-consolidated entities and $0.5 million was attributable primarily to higher interest earned due to greater cash balances carried. The $3.8 million increase in interest expense is due to the growth of the Company's portfolio has been partially offset by a reduction in the weighted average interest rate from 7.28% for the year ended December 31, 2001 to 6.95% for the year ended December 31, 2002 due to debt refinancings, scheduled principal amortization payments, lower variable interest rates and lower interest rates on new debt incurred by the Company. The Company's general and administrative expenses increased due to the acquisition of properties from Net 1 L.P. and Net 2 L.P. Property operating expenses increased due to the vacancy of one property in the third quarter of 2001, which resulted in the Company incurring property level operating expenses which normally are the responsibility of the tenant, two properties in which the Company has a level of operating expense responsibility and an estimate of expenses for the Kmart property. Net income increased in 2002 due to the impact of items discussed above plus $1.0 million in gains on sale of properties and a net reduction of $3.6 million in charges relating to the timing of the prepayment of indebtedness. Net income allocable to common shareholders increased due to the items discussed above plus a net reduction in preferred dividends of $2.0 million resulting from the conversion of 2 million preferred shares to 2 million common shares in 2002.

     The Company's non-consolidated entities had aggregate net income of $13.6 million in 2002 compared with $10.4 million in 2001. The increase in net income is primarily attributable to an increase in rental revenue of $5.8 million in 2002 attributable to the acquisition of properties, the expansion of an existing property and the joint venturing of a single property in 2002. These revenue sources was partly offset by an increase in (i) interest expense of $1.5 million in 2002 due to partially funding of acquisitions with the use of non-recourse mortgage debt and the joint venturing of a single property in 2002, and (ii) depreciation expense of $1.1 million in 2002 due to more depreciable assets owned. The financial information for non-consolidated entities does not include information for LRA.

     Inflation. The Company's long term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (i) scheduled fixed base rent increases and (ii) base rent increases based upon the consumer price index. In addition, the majority of the Company's leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

     Environmental Matters. Based upon management's ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company's properties, which would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that
(i) the discovery of environmental conditions, which were previously unknown,
(ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company's properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company's tenants, which would adversely affect the Company's financial condition and results of operations.

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

     The following table reflects the calculation of the Company's FFO and cash flow activities for each of the years in the three year period ended December 31, 2003 ($000):

                                                               2003        2002        2001
                                                             ---------   ---------   --------
Net income allocable to common shareholders................  $  30,257   $  29,902   $ 15,353
  Depreciation and amortization of real estate.............     27,634      21,480     18,312
  Minority interests' share of net income..................      4,039       5,510      5,215
  Gain on sale of properties...............................     (2,191)     (1,055)        --
  Amortization of leasing commissions......................        812         677        769
  Deemed conversion of notes payable.......................         --          --      1,000
  Joint venture adjustment-depreciation....................      3,951       4,611      3,768
  Preferred shares-Series A................................         --         693      2,709
                                                             ---------   ---------   --------
     Funds From Operations.................................  $  64,502   $  61,818   $ 47,126
                                                             =========   =========   ========
Cash flows from operating activities.......................  $  71,815   $  57,732   $ 41,277
Cash flows used in investing activities....................   (298,883)   (106,030)   (64,321)
Cash flows from financing activities.......................    229,316      46,532     32,115

RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. It is not anticipated that the effect on the Company's Consolidated Financial Statements would be material.

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the

Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

     In April 2002, FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), was issued. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends FASB Statement No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of SFAS 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to Statement 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 required the Company to record as debt satisfaction charges, as a component of continuing operations, costs incurred in the early retirement of debt instead of as an extraordinary item.

     In June 2002, FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), was issued. SFAS 146 addresses financial accounting and reporting or costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no impact on the Company.

     In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"), was issued. FIN 45 enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognized, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no impact on the Company.

     In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"), was issued. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company does not have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's exposure to market risk relates to its variable rate debt. As of December 31, 2003 and 2002 the Company's variable rate indebtedness represented 19.9% and 15.9%, respectively, of total mortgages and notes payable. During 2003 and 2002, this variable rate indebtedness had a weighted average interest rate of 3.98% and 4.12%, respectively. Had the weighted average interest rate been 100 basis points higher the Company's net income would have been reduced by $0.6 million and $0.8 million in 2003 and 2002, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                                     INDEX

                                                              PAGE
                                                              -----
Independent Auditors' Report................................     35
Consolidated Balance Sheets as of December 31, 2003 and
  2002......................................................     36
Consolidated Statements of Income for the years ended
  December 31, 2003, 2002 and 2001..........................     37
Consolidated Statements of Changes in Shareholders' Equity
  for the years ended December 31, 2003, 2002 and 2001......     38
Consolidated Statements of Cash Flows for the years ended
  December 31, 2003, 2002 and 2001..........................     39
Notes to Consolidated Financial Statements..................  40-65
Financial Statement Schedule
Schedule III -- Real Estate and Accumulated Depreciation....  66-68

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                     /s/ KPMG LLP

New York, New York
February 24, 2004

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        ($000 EXCEPT PER SHARE AMOUNTS)
                                  DECEMBER 31,

                                                                 2003        2002
                                                              ----------   --------
                                 ASSETS
Real estate, at cost
  Buildings and building improvements.......................  $  973,475   $770,375
  Land and land estates.....................................     178,077    131,496
  Land improvements.........................................       2,666      3,154
  Fixtures and equipment....................................       8,177      8,345
                                                              ----------   --------
                                                               1,162,395    913,370
  Less: accumulated depreciation............................     160,623    134,220
                                                              ----------   --------
                                                               1,001,772    779,150
Properties held for sale -- discontinued operations.........      36,478         --
Intangible assets, net of accumulated amortization of
  $299......................................................      14,736         --
Investment in and advances to non-consolidated entities.....      69,225     54,261
Cash and cash equivalents...................................      15,923     12,097
Deferred expenses (net of accumulated amortization of $4,891
  in 2003 and $6,269 in 2002)...............................      10,013      8,168
Rent receivable.............................................      24,069     23,650
Other assets, net...........................................      35,195     25,145
                                                              ----------   --------
                                                              $1,207,411   $902,471
                                                              ==========   ========
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgages and notes payable.................................  $  455,940   $460,517
Credit facility borrowings..................................      94,000     31,000
Mortgage note payable -- discontinued operations............       1,445         --
Origination fees payable, including accrued interest........         808      6,565
Accounts payable and other liabilities......................       8,283      8,003
Accrued interest payable....................................       1,576      2,755
Prepaid rent................................................       2,482         --
                                                              ----------   --------
                                                                 564,534    508,840
Minority interests..........................................      59,220     56,846
                                                              ----------   --------
                                                                 623,754    565,686
                                                              ----------   --------
Commitments and contingencies (notes 7, 9 and 13)
Common shares, par value $0.0001 per share; 287,888 shares
  issued and outstanding, liquidation preference $3,886.....       3,809      3,809
                                                              ----------   --------
Shareholders' equity:
  Preferred shares, par value $0.0001 per share; authorized
     10,000,000 shares. Series B Cumulative Redeemable
     Preferred, liquidation preference $79,000, 3,160,000
     shares issued and outstanding in 2003..................      76,315         --
  Common shares, par value $0.0001 per share, authorized
     80,000,000 shares, 40,394,113 and 29,742,160 shares
     issued and outstanding in 2003 and 2002,
     respectively...........................................           4          3
  Additional paid-in-capital................................     601,501    414,989
  Deferred compensation, net................................      (6,265)    (1,766)
  Accumulated distributions in excess of net income.........     (91,707)   (77,777)
                                                              ----------   --------
                                                                 579,848    335,449
  Less: notes receivable from officers/shareholders.........          --     (2,473)
                                                              ----------   --------
     Total shareholders' equity.............................     579,848    332,976
                                                              ----------   --------
                                                              $1,207,411   $902,471
                                                              ==========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                           2003          2002          2001
                                                        -----------   -----------   -----------
Revenues:
  Rental..............................................  $   111,658   $    91,606   $    76,096
  Equity in earnings of non-consolidated entities.....        5,734         5,079         3,328
  Advisory fees.......................................        1,401            --            --
  Interest and other..................................        1,727         1,647         1,132
                                                        -----------   -----------   -----------
                                                            120,520        98,332        80,556
                                                        -----------   -----------   -----------
Expenses:
  Interest expense....................................       34,881        33,161        29,331
  Debt satisfaction charges...........................        7,566           345         3,993
  Depreciation and amortization of real estate........       27,110        21,049        17,534
  Amortization of deferred expenses...................        2,226         1,812         1,628
  General and administrative expenses.................       10,043         5,728         4,947
  Property operating expenses.........................        3,882         2,347         1,624
                                                        -----------   -----------   -----------
                                                             85,708        64,442        59,057
                                                        -----------   -----------   -----------
Income from continuing operations before minority
  interests...........................................       34,812        33,890        21,499
Minority interests....................................        3,965         5,386         4,213
                                                        -----------   -----------   -----------
Income from continuing operations.....................       30,847        28,504        17,286
                                                        -----------   -----------   -----------
Discontinued operations:
  Income from discontinued operations.................          611         1,036           776
  Gains on sales of properties........................        2,191         1,055            --
                                                        -----------   -----------   -----------
  Total income from discontinued operations...........        2,802         2,091           776
                                                        -----------   -----------   -----------
Net income............................................  $    33,649   $    30,595   $    18,062
Dividends attributable to preferred shares -- Series
  A...................................................           --          (693)       (2,709)
Dividends attributable to preferred shares -- Series
  B...................................................       (3,392)           --            --
                                                        -----------   -----------   -----------
Net income allocable to common shareholders...........  $    30,257   $    29,902   $    15,353
                                                        ===========   ===========   ===========
Income per common share -- basic:
Income from continuing operations.....................  $      0.81   $      1.03   $      0.75
Income from discontinued operations...................         0.08          0.08          0.04
                                                        -----------   -----------   -----------
Net income............................................  $      0.89   $      1.11   $      0.79
                                                        ===========   ===========   ===========
Weighted average common shares outstanding............   34,074,935    27,026,789    19,522,323
                                                        ===========   ===========   ===========
Income per common share -- diluted:
Income from continuing operations.....................  $      0.80   $      1.02   $      0.73
Income from discontinued operations...................         0.08          0.07          0.04
                                                        -----------   -----------   -----------
Net income............................................  $      0.88   $      1.09   $      0.77
                                                        ===========   ===========   ===========
Weighted average diluted common shares outstanding....   39,493,872    27,326,891    19,862,880
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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                        ($000 EXCEPT PER SHARE AMOUNTS)
                            YEARS ENDED DECEMBER 31,

                                                                                                                ACCUMULATED
                                     NUMBER OF              NUMBER OF             ADDITIONAL     DEFERRED      DISTRIBUTIONS
                                     PREFERRED                COMMON               PAID-IN     COMPENSATION,   IN EXCESS OF
                                       SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL          NET         NET INCOME
                                     ----------   -------   ----------   ------   ----------   -------------   -------------
Balance at December 31, 2000.......                         16,863,394     $2      $240,112       $(1,019)       $(62,227)
Net income.........................         --        --           --      --            --            --          18,062
Dividends paid to common
  shareholders ($1.27 per share)...         --        --           --      --            --            --         (25,004)
Dividends paid to preferred
  shareholders ($1.3335 per
  share)...........................         --        --           --      --            --            --          (2,667)
Common shares issued, net..........         --        --    7,368,015      --       102,206        (1,181)             --
Amortization of deferred
  compensation.....................         --        --           --      --            --           559              --
Common shares repurchased and
  retired..........................         --        --      (12,000)     --          (157)           --              --
Repayments on notes................         --        --           --      --            --            --              --
                                     ----------   -------   ----------     --      --------       -------        --------
Balance at December 31, 2001.......                         24,219,409      2       342,161        (1,641)        (71,836)
Net income.........................         --        --           --      --            --            --          30,595
Dividends paid to common
  shareholders ($1.32 per share)...         --        --           --      --            --            --         (35,843)
Dividends paid to preferred
  shareholders ($0.3465 per
  share)...........................         --        --           --      --            --            --            (693)
Conversion of preferred shares.....         --        --    2,000,000      --        24,369            --              --
Common shares issued, net..........         --        --    3,522,751       1        48,459          (860)             --
Amortization of deferred
  compensation.....................         --        --           --      --            --           735              --
                                     ----------   -------   ----------     --      --------       -------        --------
Balance at December 31, 2002.......         --        --    29,742,160      3       414,989        (1,766)        (77,777)
Net income.........................         --        --           --      --            --            --          33,649
Dividends paid to common
  shareholders ($1.34 per share)...         --        --           --      --            --            --         (45,777)
Dividends paid to preferred
  shareholders ($0.5702 per
  share)...........................         --        --           --      --            --            --          (1,802)
Common shares issued, net..........         --        --    10,810,177      1       188,985        (5,887)             --
Issuance of preferred shares,
  net..............................  3,160,000    76,315           --      --            --            --              --
Amortization of deferred
  compensation.....................         --        --           --      --            --         1,388              --
Repayments on notes................         --        --     (158,224)               (2,473)           --              --
                                     ----------   -------   ----------     --      --------       -------        --------
Balance at December 31, 2003.......  3,160,000    $76,315   40,394,113     $4      $601,501       $(6,265)       $(91,707)
                                     ==========   =======   ==========     ==      ========       =======        ========

                                        NOTES
                                      RECEIVABLE        TOTAL
                                      OFFICERS/     SHAREHOLDERS'
                                     SHAREHOLDERS      EQUITY
                                     ------------   -------------
Balance at December 31, 2000.......    $(1,983)       $174,885
Net income.........................         --          18,062
Dividends paid to common
  shareholders ($1.27 per share)...         --         (25,004)
Dividends paid to preferred
  shareholders ($1.3335 per
  share)...........................         --          (2,667)
Common shares issued, net..........         --         101,025
Amortization of deferred
  compensation.....................         --             559
Common shares repurchased and
  retired..........................         --            (157)
Repayments on notes................         10              10
                                       -------        --------
Balance at December 31, 2001.......     (1,973)        266,713
Net income.........................         --          30,595
Dividends paid to common
  shareholders ($1.32 per share)...         --         (35,843)
Dividends paid to preferred
  shareholders ($0.3465 per
  share)...........................         --            (693)
Conversion of preferred shares.....         --          24,369
Common shares issued, net..........       (500)         47,100
Amortization of deferred
  compensation.....................         --             735
                                       -------        --------
Balance at December 31, 2002.......     (2,473)        332,976
Net income.........................         --          33,649
Dividends paid to common
  shareholders ($1.34 per share)...         --         (45,777)
Dividends paid to preferred
  shareholders ($0.5702 per
  share)...........................         --          (1,802)
Common shares issued, net..........         --         183,099
Issuance of preferred shares,
  net..............................         --          76,315
Amortization of deferred
  compensation.....................         --           1,388
Repayments on notes................      2,473              --
                                       -------        --------
Balance at December 31, 2003.......    $    --        $579,848
                                       =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     ($000)
                            YEARS ENDED DECEMBER 31,

                                                               2003        2002        2001
                                                             ---------   ---------   --------
Cash flows from operating activities:
  Net income...............................................  $  33,649   $  30,595   $ 18,062
  Adjustments to reconcile net income to net cash provided
     by operating activities, net of effects from
     acquisitions:
     Depreciation and amortization.........................     29,572      23,375     19,952
     Minority interests....................................      4,276       5,707      4,534
     Gain on sale of properties............................     (2,191)     (1,055)        --
     Straight-line rents...................................     (3,790)     (2,426)    (2,755)
     Other non-cash charges................................      2,026       1,016      1,508
     Equity in earnings of non-consolidated entities.......     (5,734)     (5,079)    (3,328)
     Distributions from non-consolidated entities..........      8,495       5,704      4,593
     Increase (decrease) in accounts payable and other
       liabilities.........................................      1,708         539     (2,140)
     Other adjustments, net................................      3,804        (644)       851
                                                             ---------   ---------   --------
       Net cash provided by operating activities...........     71,815      57,732     41,277
                                                             ---------   ---------   --------
Cash flows from investing activities:
  Net proceeds from sale/transfer of properties............     34,943      20,756      4,107
  Acquisition of the Net Partnerships, net of debt assumed
     and $3,777 in cash....................................         --          --    (27,835)
  Investments in properties................................   (327,435)   (114,272)   (19,363)
  Investments in non-consolidated entities.................     (6,824)     (5,539)    (5,620)
  Advances to non-consolidated entities....................     (2,331)     (2,158)    (4,195)
  Investment in and advances to the Net Partnerships.......         --          --    (10,979)
  Real estate deposits.....................................    (23,101)     (4,817)      (436)
  Distribution of loan proceeds from non-consolidated
     entities..............................................     26,899          --         --
  Increase in deferred leasing costs.......................     (1,034)         --         --
                                                             ---------   ---------   --------
       Net cash used in investing activities...............   (298,883)   (106,030)   (64,321)
                                                             ---------   ---------   --------
Cash flows from financing activities:
  Proceeds of mortgages and notes payable..................     90,882      49,165    100,194
  Change in credit facility borrowing, net.................     63,000      21,000    (31,821)
  Dividends to common and preferred shareholders...........    (47,579)    (36,536)   (27,671)
  Dividend reinvestment plan proceeds......................      7,095       4,870      2,507
  Principal payments on debt, excluding normal
     amortization..........................................   (107,942)    (10,049)   (48,611)
  Principal amortization payments..........................    (16,121)    (14,091)   (12,354)
  Origination fee amortization payments....................       (406)       (372)      (372)
  Common shares issued, net of offering costs..............    174,152      41,595     61,021
  Preferred shares issued, net of offering costs...........     76,315          --         --
  Cash distributions to minority interests.................     (6,618)     (6,304)    (6,236)
  Change in escrow deposits and restricted cash............        451      (1,396)    (1,002)
  Increase in deferred expenses............................     (3,913)     (1,350)    (3,203)
  Common shares/partnership units repurchased..............         --          --       (348)
  Other....................................................         --          --         11
                                                             ---------   ---------   --------
       Net cash provided by financing activities...........    229,316      46,532     32,115
                                                             ---------   ---------   --------
Cash attributable to newly consolidated entity.............      1,578          --         --
                                                             ---------   ---------   --------
Change in cash and cash equivalents........................      3,826      (1,766)     9,071
Cash and cash equivalents, beginning of year...............     12,097      13,863      4,792
                                                             ---------   ---------   --------
Cash and cash equivalents, end of year.....................  $  15,923   $  12,097   $ 13,863
                                                             =========   =========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         ($000'S EXCEPT PER SHARE DATA)

(1)  THE COMPANY

     Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2003, the Company owned or had interests in 118 properties in 35 states. The real properties owned by the Company are generally subject to triple net leases to corporate tenants, however six provide for operating expense stops, two are subject to modified gross leases and one required the Company to be responsible for real estate taxes in 2003 and for the tenant to be responsible thereafter.

     The Company's Board of Trustees authorized the Company to repurchase, from time to time, up to 2.0 million common shares and/or operating partnership units ("OP Units") in it's three controlled operating partnership subsidiaries, depending on market conditions and other factors. As of December 31, 2003, the Company repurchased approximately 1.4 million common shares/OP Units at an average price of approximately $10.55 per common share/OP Unit. No shares or OP Units were repurchased in 2003 or 2002.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA") and Lexington Contributions, Inc. ("LCI"), a wholly owned subsidiary. The Company is the sole equity owner of each of the general partner and majority limited partner of LCIF, LCIF II and Net 3. Effective January 1, 2003, the Company converted its non-voting interest in LRA to a 100% voting interest and accordingly has consolidated LRA in 2003 while it was accounted for under the equity method in 2002 and 2001.

     Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and OP Units.

     Recently Issued Accounting Standards. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to adopt FIN 46R in the first fiscal period beginning after March 15, 2004. Upon adoption of FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. It is not anticipated that the effect on the Company's Consolidated Financial Statements would be material.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for the Company on January 1, 2005. The effective date of this pronouncement has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

     In April 2002, FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections ("SFAS 145"), was issued. SFAS 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. SFAS 145 also amends FASB Statement No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of Statement 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of SFAS 145 related to SFAS 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 required the Company to record as debt satisfaction charges, as a component of continuing operations, costs incurred in the early retirement of debt instead of as an extraordinary item.

     In June 2002, FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), was issued. SFAS 146 addresses financial accounting and reporting or costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of SFAS 146 were effective for exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of SFAS 146 had no impact on the Company.

     In November 2002, FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34 ("FIN 45"), was issued. FIN 45 enhances the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognized, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the FIN 45 were applicable to guarantees issued or modified after December 31, 2002 and the disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 had no impact on the Company.

     In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123 ("SFAS 148"), was issued. SFAS 148 amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

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

     Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

     The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

     Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

     Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate ("SFAS 66"). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

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

     Investments in non-consolidated entities. The Company accounts for its investments in less than 50% owned entities under the equity method unless pursuant to FIN 46R consolidation is required.

     Deferred Expenses. Deferred expenses consist primarily of debt placement costs and are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs which are amortized over the life of the lease.

     Deferred Compensation. Deferred compensation consists of the value of non-vested common shares issued by the Company to employees and trustees. The deferred compensation is amortized ratably over the vesting period which generally is five years.

     Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT under the Internal Revenue Code. A REIT is generally not subject to Federal income tax on that portion of its REIT taxable income which is distributed to its shareholders, provided that at least 90% of taxable income is distributed. As distributions have equaled or exceeded taxable income, no provision for Federal income taxes has been made. State and local income taxes, which are not significant, have been provided for those states and localities in which the Company operates and is subject to an income tax. LRA and LCI have elected to be treated as taxable REIT subsidiaries.

     A summary of the average taxable nature of the Company's common dividends for each of the years in the three year period ended December 31, 2003 is as follows:

                                                               2003       2002       2001
                                                              ------     ------     ------
Total common dividends per share............................  $ 1.34     $ 1.32     $ 1.27
                                                              ======     ======     ======
Ordinary income.............................................   68.94%     77.89%     95.46%
Short-term capital gain.....................................      --       2.27         --
15% rate gain...............................................    3.10         --         --
20% rate gain...............................................      --       4.12         --
25% rate gain...............................................    0.70       5.65         --
Return of capital...........................................   27.26      10.07       4.54
                                                              ------     ------     ------
                                                              100.00%    100.00%    100.00%
                                                              ======     ======     ======

     Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

     Common Share Options. The Company has elected to continue to account for its option plan under the recognition provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized with regard to options granted in the Consolidated Statements of Income.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding common share option awards in each period:

                                                         2003       2002       2001
                                                        -------    -------    -------
Net income allocable to common shareholders, as
  reported -- basic..................................   $30,257    $29,902    $15,353
  Add: Stock based employee compensation expense
     include in reported net income..................        --         --         --
  Deduct: Total stock based employee compensation
     expense determined under fair value based method
     for all awards..................................       509        975      1,409
                                                        -------    -------    -------
Pro forma net income -- basic........................   $29,748    $28,927    $13,944
                                                        =======    =======    =======
Net income per share -- basic
  Basic -- as reported...............................   $  0.89    $  1.11    $  0.79
                                                        =======    =======    =======
  Basic -- pro forma.................................   $  0.87    $  1.07    $  0.71
                                                        =======    =======    =======
Net income allocable to common shareholders, as
  reported -- diluted................................   $34,740    $29,902    $15,353
  Add: Stock based employee compensation expense
     include in reported net income..................        --         --         --
  Deduct: Total stock based employee compensation
     expense determined under fair value based method
     for all awards..................................       509        975      1,409
                                                        -------    -------    -------
Pro forma net income -- diluted......................   $34,231    $28,927    $13,944
                                                        =======    =======    =======
Net income per share -- diluted
  Diluted -- as reported.............................   $  0.88    $  1.09    $  0.77
                                                        =======    =======    =======
  Diluted -- pro forma...............................   $  0.87    $  1.06    $  0.70
                                                        =======    =======    =======

     The per share weighted average fair value of options granted during 2002 and 2001 were estimated to be $2.42 and $2.00, respectively, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 3.32% in 2002 and 3.35% in 2001; (ii) an expected life of five years; (iii) volatility factors of 15.11% and 15.79% for 2002 and 2001, respectively; and (iv) actual dividends paid. The value of common share options issued in 2003 were estimated to be $2.42.

     Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform with the current year presentation.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(3)  EARNINGS PER SHARE

     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2003:

                                                           2003          2002          2001
                                                        -----------   -----------   -----------
                        BASIC
Income from continuing operations.....................  $    30,847   $    28,504   $    17,286
Less -- dividends attributable to preferred shares....       (3,392)         (693)       (2,709)
                                                        -----------   -----------   -----------
Income attributed to common shareholders from
  continuing operations...............................       27,455        27,811        14,577
Total income from discontinued operations.............        2,802         2,091           776
                                                        -----------   -----------   -----------
Net income attributed to common shareholders..........  $    30,257   $    29,902   $    15,353
                                                        ===========   ===========   ===========
Weighted average number of common shares
  outstanding.........................................   34,074,935    27,026,789    19,522,323
                                                        ===========   ===========   ===========
Income per common share -- basic:
Income from continuing operations.....................  $      0.81   $      1.03   $      0.75
Income from discontinued operations...................         0.08          0.08          0.04
                                                        -----------   -----------   -----------
Net income............................................  $      0.89   $      1.11   $      0.79
                                                        ===========   ===========   ===========

                       DILUTED
Income attributed to common shareholders from
  continuing operations...............................  $    27,455   $    27,811   $    14,577
Add -- incremental income attributed to assumed
  conversion of dilutive securities...................        3,965            --            --
                                                        -----------   -----------   -----------
Income attributed to common shareholders from
  continuing operations...............................       31,420        27,811        14,577
Income from discontinued operations...................        3,320         2,091           776
                                                        -----------   -----------   -----------
Net income attributed to common shareholders..........  $    34,740   $    29,902   $    15,353
                                                        ===========   ===========   ===========
Weighted average number of shares used in calculation
  of basic earnings per share.........................   34,074,935    27,026,789    19,522,323
Add -- incremental shares representing:
Shares issuable upon exercise of employee share
  options.............................................      202,504       300,102       340,557
Shares issuable upon conversion of dilutive
  securities..........................................    5,216,433            --            --
                                                        -----------   -----------   -----------
Weighted average number of shares used in calculation
  of diluted earnings per common share................   39,493,872    27,326,891    19,862,880
                                                        ===========   ===========   ===========
Income per common share -- diluted:
Income from continuing operations.....................  $      0.80   $      1.02   $      0.73
Income from discontinued operations...................         0.08          0.07          0.04
                                                        -----------   -----------   -----------
Net income............................................  $      0.88   $      1.09   $      0.77
                                                        ===========   ===========   ===========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(4)  INVESTMENTS IN REAL ESTATE

     During 2003 and 2002, the Company made the following acquisitions, excluding acquisitions made by non-consolidated entities:

                                                                                                              NET
                                                                                                           RENTABLE
       DATE OF                                                                     ACQUISITION    LEASE     SQUARE
     ACQUISITION                        TENANT                      LOCATION          COST       EXPIRES     FEET
     -----------        --------------------------------------   ---------------   -----------   -------   ---------
2003
---------------------
February                Oce Printing Systems USA, Inc            Boca Raton, FL     $ 23,551      2020       143,290
June                    Owens Corning                            Minneapolis, MN       4,610      2015        18,620
July                    The McGraw-Hill Companies, Inc           Dubuque, IA          11,424      2015       330,988
August                  Verizon Wireless                         Greenville, SC       21,745      2012       192,884
September               Tower Automotive Products Company        Plymouth, MI         20,710      2012       290,133
October                 Nextel Communications of Texas, Inc      Temple, TX           15,301      2016       108,800
October                 Nextel West Corporation                  Bremerton, WA        11,301      2016        60,200
December                Employers Reinsurance Corporation        Overland Park, KS    53,779      2018       320,198
December                Employers Reinsurance Corporation        Kansas City, MO      25,676      2019       166,641
December                Bell South Mobility, Inc                 Baton Rouge, LA      10,742      2012        70,100
December                Minnesota Mining and Manufacturing       Wallingford, CT       5,525      2010        44,400
December                Siemens Dematic Postal Automation L.P.   Arlington, TX        30,286      2014       233,783
December                James Hardie Building Products, Inc      Waxahachie, TX       32,568      2020       425,816
                                                                                    --------               ---------
                                                                                    $267,218               2,405,853
                                                                                    ========               =========
2002
---------------------
March                   Apria Healthcare Group, Inc              Lake Forest, CA    $ 16,970      2012       100,012
August                  Quest Diagnostics, Inc                   Valley Forge,        19,500      2011       109,281
                                                                 PA
August                  AdvancePCS, Inc                          Knoxville, TN         8,100      2013        59,748
September               Anda Pharmaceuticals, Inc                Groveport, OH        11,800      2012       354,676
December                North American Van Lines                 Westmont, IL         24,825      2015       269,715
December                Wells Fargo Home Mortgage                Fort Mill, SC        17,933      2013       169,083
                                                                                    --------               ---------
                                                                                    $ 99,128               1,062,515
                                                                                    ========               =========

     The 2003 acquisitions do not include the purchases of a property in Novato, California and Malvern, Pennsylvania which were acquired by the Company and subsequently transferred to a joint venture during 2003. The Company received $23,849 in cash resulting from these transfers.

     The Company sold four properties, to unrelated parties, in 2003, four properties and one building in the Palm Beach Gardens, Florida property in 2002 and one property in 2001 for aggregate net proceeds of $11,094, $16,342 and $4,107, respectively, which resulted in gains in 2003, 2002 and 2001 of $2,191, $1,055 and $0, respectively. In addition, the Company sold in 2002 a 77.3% interest in a property (along with the related non-recourse mortgage) in Florence, South Carolina for net proceeds of $4,414 and deferred a $671 gain on sale since the purchasers can put their interests in the property to the Company for a six month period commencing January 2004 for $4,581.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     During 2002, the Company expanded its property in Lancaster, California net leased to Michaels Stores, Inc. The expansion, which cost $15,200, is leased to the tenant through September 2019 for an annual rent of $1,808. In connection with the expansion, the initial lease term was also extended to September 2019.

     The following unaudited pro forma operating information for the years ended December 31, 2003 and 2002 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2003 and 2002 had been consummated as of January 1, 2002. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2002. Unaudited pro forma amounts are as follows:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2003           2002
                                                              ------------   ------------
Revenues....................................................    $137,757       $129,268
Net income..................................................    $ 42,296       $ 43,765
Net income per common share:
  Basic.....................................................    $   1.14       $   1.59
  Diluted...................................................    $   1.09       $   1.52

(5)  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of ("SFAS 121"), to determine when a long-lived assets is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. In accordance with SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) as of the end of the current period and assets sold subsequent to January 1, 2002. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under discontinued operations.

     At December 31, 2003, the Company has three properties held for sale with an aggregate carrying value of $36,478 which management anticipates will be sold in 2004. One of these properties is encumbered by a non-recourse mortgage payable of $1,445.

     The following presents the operating results for the properties sold and held for sale in 2003 and 2002 for the applicable periods:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2003     2002     2001
                                                             ------   ------   ------
Revenues...................................................  $1,422   $2,287   $2,306
Pre-tax income, including gains on sales...................  $2,963   $2,091   $  776

(6)  INVESTMENT IN NON-CONSOLIDATED ENTITIES

     The Company has investments in various real estate joint ventures. The business of each joint venture is to acquire, finance, hold for investment or sell single tenant net leased real estate.

  Lexington Acquiport Company, LLC

     Lexington Acquiport Company, LLC ("LAC"), is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund ("CRF"). The joint venture agreement expires in

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

December 2011. The Company and CRF originally committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. Through December 31, 2003 total contributions to LAC were $144,332. In 2003, the Company and CRF purchased a property outside the LAC joint venture which required an aggregate capital contribution of $3,751. The partners agreed that the aggregate of these contributions would close the funding obligations to LAC. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of purchase price of each property investment. All allocations of profit, loss and cash flows are made one-third to the Company and two-thirds to CRF.

     During 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC ("LAC II"). The Company and CRF have committed $50,000 and $150,000, respectively. In addition to the fees LRA currently earns for acquisitions and asset management in LAC, LRA will also earn 50 basis points on all mortgage debt directly placed in LAC II. All allocations of profit, loss and cash flows from all properties acquired by this joint venture will be allocated 25% to the Company and 75% to CRF. As of December 31, 2003, LAC II has not made any investments.

     CRF can presently elect to put their equity position in LAC to the Company. The Company has the option of issuing common shares for the fair market value of CRF's equity position (as defined) or cash for 110% of the fair market value of CRF's equity position. The per common share value of shares issued for CRF's equity position will be the greater of (i) the price of the Company's common shares on the closing date (ii) the Company's funds from operations per share (as defined) multiplied by 8.5 or (iii) $13.40 for LAC properties (all properties that are currently owned) and $15.20 for LAC II properties. The Company has the right not to accept any property (thereby reducing the fair market value of CRF's equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

     During 2003 and 2002, LAC made the following investments:

                                                                                                    NET
                                                                                                 RENTABLE
DATE OF                                                                  ACQUISITION    LEASE     SQUARE
ACQUISITION                TENANT                       LOCATION            COST       EXPIRES     FEET
-----------   ---------------------------------   --------------------   -----------   -------   ---------
2003
March         Motorola, Inc.                      Farmington Hills, MI     $32,650      2016       119,829
December      Honeywell, International, Inc.      Colorado Springs, CO      16,800      2013       166,575
                                                                           -------               ---------
                                                                           $49,450                 286,404
                                                                           =======               =========
2002
August        TNT Logistics North America, Inc.   Laurens, SC              $27,100      2012     1,164,000
August        TNT Logistics North America, Inc.   Temperance, MI            18,186      2012       752,000
                                                                           -------               ---------
                                                                           $45,286               1,916,000
                                                                           =======               =========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized balance sheet data as of December 31, 2003 and 2002 and income statement data for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                                2003       2002
                                                              --------   --------
Real estate, net............................................  $328,525   $286,311
Note receivable.............................................    11,009     11,009
Cash and cash equivalents...................................     2,309      3,989
Other assets................................................    11,712      6,580
                                                              --------   --------
                                                              $353,555   $307,889
                                                              ========   ========
Mortgages payable...........................................  $211,071   $180,223
Other liabilities...........................................     6,617      1,934
Equity......................................................   135,867    125,732
                                                              --------   --------
                                                              $353,555   $307,889
                                                              ========   ========

                                                                2003       2002       2001
                                                              --------   --------   --------
Revenues....................................................  $ 36,696   $ 31,228   $ 28,661
Interest expense............................................   (14,453)   (12,628)   (11,910)
Depreciation of real estate.................................    (6,786)    (5,408)    (4,932)
Other.......................................................    (3,147)    (2,925)    (3,147)
                                                              --------   --------   --------
  Net income................................................  $ 12,310   $ 10,267   $  8,672
                                                              ========   ========   ========

     As of December 31, 2003, the LAC properties are 100% leased and have scheduled lease expiration dates ranging from 2009 to 2016.

     Minimum future rental receipts under the non-cancelable portion of the tenant leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................  $ 36,259
2005........................................................    38,262
2006........................................................    38,842
2007........................................................    39,468
2008........................................................    39,912
Thereafter..................................................    67,275
                                                              --------
                                                              $260,018
                                                              ========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The mortgages payable bear interest at rates ranging from 5.42% to 8.19% and mature at various dates ranging from 2010 to 2012. Scheduled principal amortization and balloon payments for the mortgages for the next five years and thereafter are as follows:

YEAR ENDING                                          SCHEDULED      BALLOON
DECEMBER 31,                                        AMORTIZATION    PAYMENTS     TOTAL
------------                                        ------------    --------    --------
2004..............................................    $ 2,881       $     --    $  2,881
2005..............................................      3,160             --       3,160
2006..............................................      3,410             --       3,410
2007..............................................      3,705             --       3,705
2008..............................................      3,969             --       3,969
Thereafter........................................     11,738        182,208     193,946
                                                      -------       --------    --------
                                                      $28,863       $182,208    $211,071
                                                      =======       ========    ========

     In 2003, the Company and CRF purchased a property outside the LAC partnership for $22,700. The property is subject to a lease through 2021, but can be canceled by the tenant in September 2011 with a payment of $23,433. If cancelled after September 2011 the termination payment is determined based upon a scheduled amount. In all situations the termination payment exceeds the estimated balance outstanding on the non-recourse mortgage encumbering the property.

     The property acquisition was partially funded through the assumption of a $19,182 non-recourse mortgage that bears interest at 6.73% and matures in 2021. There are no principal amortization payments required under this note from 2004 through 2008.

     During 2003, LRA earned an acquisition fee of $114. All allocations of profit, loss and cash flows are made one-third to the Company and two-third to CRF. In addition, LRA earns fees under the same structure as the LAC agreement.

     Minimum future rental receipts under the non-cancelable portion of the tenant lease, assuming no new or negotiated lease, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................  $ 1,833
2005........................................................    1,833
2006........................................................    1,665
2007........................................................    1,665
2008........................................................    1,315
Thereafter..................................................    3,884
                                                              -------
                                                              $12,195
                                                              =======

  Lexington Columbia LLC

     Lexington Columbia LLC ("Columbia") is a joint venture established December 30, 1999 with a private investor. Its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross Blue Shield of South Carolina, Inc. through September 2009. The purchase price of the property was approximately $42,500 and was partially funded through a 10 year, $25,300 non-recourse mortgage note bearing

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

interest at 7.85%. In accordance with the operating agreement, net cash flows, as defined, will be allocated 40% to the Company and 60% to the partner until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and 40% to the partner.

     During 2001, Columbia expanded the property by 107,894 square feet bringing the total square feet of the property to 456,304. The $10,900 expansion was funded 40% by the Company and 60% by the partner. The tenant has leased the expansion through September 2009 for an average annual rent of $2,000. Cash flows from the expansion will be distributed 40% to the Company and 60% to the partner.

     LRA earns annual asset management fees of 2% of rents collected.

     Summarized financial information for the underlying property investment as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                               2003       2002
                                                              -------    -------
Real estate, net............................................  $46,465    $48,454
Other assets................................................    2,727      2,438
                                                              -------    -------
                                                              $49,192    $50,892
                                                              =======    =======
Mortgage payable............................................  $24,410    $24,653
Accrued interest............................................      165        167
Equity......................................................   24,617     26,072
                                                              -------    -------
                                                              $49,192    $50,892
                                                              =======    =======

                                                         2003       2002       2001
                                                        -------    -------    -------
Rental income.........................................  $ 6,930    $ 6,930    $ 5,412
Interest expense......................................   (1,952)    (1,970)    (1,851)
Depreciation..........................................   (1,988)    (1,988)    (1,664)
Other.................................................     (184)      (196)      (133)
                                                        -------    -------    -------
  Net income..........................................  $ 2,806    $ 2,776    $ 1,764
                                                        =======    =======    =======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Minimum future rental receipts under the non-cancelable operating lease, assuming no new or renegotiated lease, for the next five years and thereafter is as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................  $ 6,655
2005........................................................    7,377
2006........................................................    7,377
2007........................................................    7,377
2008........................................................    7,377
Thereafter..................................................    5,531
                                                              -------
                                                              $41,694
                                                              =======

     Scheduled principal amortization and balloon payment for the mortgage payable for the next five years and thereafter is as follows:

YEAR ENDING                                            SCHEDULED      BALLOON
DECEMBER 31,                                          AMORTIZATION    PAYMENT     TOTAL
------------                                          ------------    -------    -------
2004................................................     $  257       $    --    $   257
2005................................................        284            --        284
2006................................................        307            --        307
2007................................................        332            --        332
2008................................................        355            --        355
Thereafter..........................................        289        22,586     22,875
                                                         ------       -------    -------
                                                         $1,824       $22,586    $24,410
                                                         ======       =======    =======

  Lexington/Lion Venture L.P.

     Lexington/Lion Venture LP (LION) was formed on October 1, 2003 by the Company and CLPF-LXP/ Lion Venture GP, LLC (Clarion), to invest in high quality single tenant net leased retail, office and industrial real estate. The limited partnership agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the partnership agreement. The limited partnership agreement provides for the Company and Clarion to invest up to $30,000 and $70,000, respectively, and to leverage these investments up to a maximum of 60%. LRA earns acquisition and asset management fees as defined in the operating agreement. All allocation of profit, loss and cash flows are made 30% to the Company and 70% to Clarion until each partner receives a 12% internal rate of return. The Company is eligible to receive a promoted interest of 15% of the internal rate of return in excess of 12%. No promoted interest was earned in 2003.

     Clarion can elect to put their equity position in LION to the Company commencing when $100,000 in capital is contributed to the venture or January 2, 2006, whichever occurs first. The Company has the option of issuing common shares for the fair market value of Clarion's equity position (as defined) or cash for 100% of the fair market value of Clarion's equity position. The per common share value of shares issued for Clarion's equity position will be the greater of (i) the price of the Company's common shares on the closing date (ii) the Company's funds from operations per share (as defined) multiplied by 9.0 or
(iii) $19.00. The Company has the right not to accept any property (thereby reducing the fair market value of Clarion's equity

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

     Summarized balance sheet data as of December 31, 2003 and income statement data for the period October 1, 2003 (date of inception) to December 31, 2003 is as follows:

Real estate, net............................................  $70,648
Cash........................................................    1,006
Other assets................................................    4,331
                                                              -------
                                                              $75,985
                                                              =======
Mortgages payable...........................................  $36,206
Other liabilities...........................................      791
Equity......................................................   38,988
                                                              -------
                                                              $75,985
                                                              =======
Rental income...............................................  $ 1,334
                                                              -------
Interest expense............................................     (268)
Operating expenses..........................................     (321)
Depreciation and amortization expenses......................     (313)
                                                              -------
                                                                 (902)
                                                              -------
Net income..................................................  $   432
                                                              =======

     As of December 31, 2003, LION owns the following properties:

                                                                                              NET
                                                                                            RENTABLE
DATE OF                                                             ACQUISITION    LEASE     SQUARE
ACQUISITION               TENANT                     LOCATION          COST       EXPIRES     FEET
-----------  ---------------------------------  ------------------  -----------   -------   --------
October      Greenpoint Mortgage Funding, Inc.  Novato, CA            $39,574      2011     124,600
October      Linens 'n Things, Inc.             Logan Township, NJ     12,586      2009     262,644
December     Ikon Office Solutions, Inc.        Malvern, PA            22,399      2013     106,855
                                                                      -------               -------
                                                                      $74,559               494,099
                                                                      =======               =======

     The Novato, California and Malvern, Pennsylvania properties were contributed by the Company and the Logan Township, New Jersey property was contributed by Clarion. In addition, Clarion paid the Company $23,849 for its net equity position in the properties.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Minimum future rental receipts under non-cancelable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................  $ 7,481
2005........................................................    7,646
2006........................................................    7,831
2007........................................................    8,052
2008........................................................    8,237
Thereafter..................................................   23,609
                                                              -------
                                                              $62,856
                                                              =======

     Scheduled principal amortization and balloon payments for the mortgages payable for the next five years and thereafter are as follows:

YEAR ENDING                                            SCHEDULED      BALLOON
DECEMBER 31,                                          AMORTIZATION    PAYMENTS     TOTAL
------------                                          ------------    --------    -------
2004................................................     $  441       $    --     $   441
2005................................................        473            --         473
2006................................................        501            --         501
2007................................................        531            --         531
2008................................................        557            --         557
Thereafter..........................................      2,160        31,543      33,703
                                                         ------       -------     -------
                                                         $4,663       $31,543     $36,206
                                                         ======       =======     =======

  Lexington Florence LLC

     Lexington Florence LLC ("Florence") is a joint venture established in January 2002 with unaffiliated investors. Its sole purpose is to own a property in Florence, South Carolina net leased to Washington Mutual Home Loans, Inc. through June 2008. The property is encumbered by a non-recourse mortgage bearing interest at 7.50% per annum which matures February 2009. The Company sold a 77.3% interest in Florence to the unaffiliated investors for $4,581. The investors have the right to put their interests in Florence to the Company for OP Units in LCIF (valued at $4,581). The number of OP Units issued will have a minimum price of $13.92 and a maximum price of $15.82. The put is effective beginning in January 2004 and expires in June 2004.

     LRA earns annual asset management fees of 3.5% of rents collected.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Summarized financial information for the underlying property investment as of December 31, 2003 and 2002 and for the year ended December 31, 2003 and for the period January 25, 2002 (date of inception) to December 31, 2002 is as follows:

                                                               2003      2002
                                                              -------   -------
Real estate, net............................................  $15,227   $15,544
Other assets................................................      876       656
                                                              -------   -------
                                                              $16,103   $16,200
                                                              =======   =======
Mortgage payable............................................  $ 9,395   $ 9,544
Other liabilities...........................................      164       163
Equity......................................................    6,544     6,493
                                                              -------   -------
                                                              $16,103   $16,200
                                                              =======   =======
Rental income...............................................  $ 1,699   $ 1,576
Interest expense............................................     (720)     (676)
Depreciation................................................     (317)     (304)
Other.......................................................      (56)      (46)
                                                              -------   -------
  Net income................................................  $   606   $   550
                                                              =======   =======

     Minimum future rental receipts under the non-cancelable operating lease, assuming no new or renegotiated lease, for the next five years and thereafter is as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................  $1,750
2005........................................................   1,750
2006........................................................   1,750
2007........................................................   1,750
2008........................................................     875
                                                              ------
                                                              $7,875
                                                              ======

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Scheduled principal amortization and balloon payment for the mortgage payable for the next five years and thereafter is as follows:

YEAR ENDING                                              SCHEDULED      BALLOON
DECEMBER 31,                                            AMORTIZATION    PAYMENT    TOTAL
------------                                            ------------    -------    ------
2004..................................................      $158        $   --     $  158
2005..................................................       173            --        173
2006..................................................       186            --        186
2007..................................................       201            --        201
2008..................................................       216            --        216
Thereafter............................................        18         8,443      8,461
                                                            ----        ------     ------
                                                            $952        $8,443     $9,395
                                                            ====        ======     ======

(7)  MORTGAGES AND NOTES PAYABLE

     The following table sets forth certain information regarding the Company's mortgage and notes payable as of December 31, 2003 and 2002:

                                                                                    2004 ESTIMATED
                                                                                     ANNUAL DEBT     BALLOON
PROPERTY LEVEL DEBT -- FIXED RATE    2003       2002     INTEREST RATE   MATURITY    SERVICE (G)     PAYMENT
---------------------------------  --------   --------   -------------   --------   --------------   --------
Gainesville, GA (first).........   $     18   $    219      13.000%      01-01-04      $    18       $   --
Oxon Hill, MD...................         94        457       6.250%      03-01-04           95           --
Bethesda, MD....................       --        1,955       9.250%      05-01-06           --           --
Warren, OH......................     21,172     25,615       7.000%      10-01-07        6,160           --
Bristol, PA.....................      9,729      9,833       7.400%      02-01-08          831          9,262
Boca Raton, FL (f)..............     15,275       --         5.250%      03-01-08          802         15,275
Decatur, GA.....................      6,695      6,830       6.720%      06-01-08          579          6,049
Phoenix, AZ.....................     14,231     14,553       7.890%      06-05-08        1,434         12,591
Palm Beach Gardens, FL..........     11,341     11,509       7.010%      06-15-08          970         10,418
Dubuque, IA.....................      7,351       --         4.890%      08-01-08          513          6,588
Canton, OH......................      3,325      3,395       7.150%      08-11-08          313          2,936
Spartanburg, SC.................      2,762      2,819       7.150%      08-11-08          260          2,438
Hebron, KY......................      5,340      5,414       7.000%      10-23-08          451          4,935
Gainesville, GA (e) (second)....        902        837       7.500%      01-01-09          200           --
Ocala, FL.......................     13,059     13,429       7.250%      02-01-09        1,332         10,700
Canton, OH......................      1,578      1,823       9.490%      02-28-09          388           --
Baton Rouge, LA.................      1,898      1,969       7.375%      03-01-09          208          1,478
Bristol, PA.....................      6,053      6,190       7.250%      04-01-09          571          5,228
Livonia, MI (2 properties)......     11,026     11,133       7.800%      04-01-09          992         10,236
Henderson, NC...................      4,414      4,497       7.390%      05-01-09          417          3,854
Westland, MI....................      2,938      3,320      10.500%      09-01-09          683           --
Salt Lake City, UT..............     13,409     15,204       7.610%      10-01-09        2,901           --
Richmond, VA....................     16,472     16,633       8.100%      02-01-10        1,511         15,257
Hampton, VA.....................      4,473      4,512       8.260%      04-01-10          415          4,144
Hampton, VA.....................      7,294      7,357       8.270%      04-01-10          677          6,758
Tampa, FL (Queen Palm Dr.)......      6,034      6,096       6.880%      08-01-10          485          5,495

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

                                                                                    2004 ESTIMATED
                                                                                     ANNUAL DEBT     BALLOON
PROPERTY LEVEL DEBT -- FIXED RATE    2003       2002     INTEREST RATE   MATURITY    SERVICE (G)     PAYMENT
---------------------------------  --------   --------   -------------   --------   --------------   --------
Tampa, FL (North 30th)..........      8,342      8,427       6.930%      08-01-10          674          7,603
Herndon, VA.....................     18,807     18,964       8.180%      12-05-10        1,723         17,301
San Diego, CA...................      4,252      4,347       7.500%      01-01-11          411          3,420
Tuscon, AZ......................      2,444      2,483       7.500%      01-01-11          226          2,076
Columbia, SC....................      3,419      3,472       7.540%      01-01-11          317          2,905
Valley Forge, PA................     13,080     13,306       7.120%      02-10-11        1,166         10,927
Glendale, AZ....................     14,777     14,930       7.400%      04-01-11        1,258         13,365
Auburn Hills, MI................      7,198      7,325       7.010%      06-01-11          637          5,918
Plymouth, MI....................      4,787      4,866       7.960%      07-01-11          463          3,949
Greenville, SC..................     13,886       --         4.415%      01-01-12          841         11,806
New Kingston, PA................      7,265      7,364       7.790%      01-01-12          678          6,101
Mechanicsburg, PA...............      5,363      5,437       7.780%      01-01-12          500          4,503
New Kingston, PA................      3,462      3,509       7.780%      01-01-12          323          2,906
Lake Forest, CA.................     10,832     10,939       7.260%      02-01-12          901          9,708
Groveport, OH (c)...............      7,800      7,800       6.030%      10-01-12          535          6,860
Plymouth, MI....................     12,776       --         6.220%      12-10-12        1,026         10,026
Dallas, TX......................     21,348     21,785       7.490%      12-31-12        2,020         16,030
Fort Mill, SC...................     11,523     11,657       6.000%      01-01-13          839          9,904
Lancaster, CA (first)...........     10,611     10,761       7.020%      09-01-13          900          8,637
Lancaster, CA (second)..........      8,903       --         5.920%      09-01-13          642          7,518
Knoxville, TN (d)...............      5,295      5,330       5.950%      09-01-13          381          4,496
Eau Claire, WI..................      2,220      2,360       8.000%      07-01-14          313           --
Franklin, NC....................      1,965      2,053       8.500%      04-01-15          263           --
Southborough, MA................      2,132      2,251       7.500%      09-01-15          275           --
Danville, IL....................      6,623         --       9.000%      01-01-16          692          4,578
Temple, TX......................      9,200         --       6.090%      01-01-16          668          7,446
Bremerton, WA...................      6,800         --       6.090%      04-01-16          494          5,465
Dillon, SC......................     12,111         --       7.900%      12-01-16        1,263          5,273
Westmont, IL....................     16,170         --       6.210%      03-01-18        1,292          9,662
REMIC Financing (i).............         --     63,054          --             --           --             --
Salt Lake City, UT (i)..........         --      5,145          --             --           --             --
                                   --------   --------      ------                     -------       --------
                                    440,274    413,164       7.073%                     44,927        332,025
                                   --------   --------      ------                     -------       --------
PROPERTY LEVEL DEBT -- VARIABLE
  RATE
Milpitas, CA (a) (b)............     15,666     17,100       4.140%      07-01-04        2,253         14,456
Marlborough, MA (i).............         --      8,102          --             --           --             --
Hebron, OH (i)..................         --      9,651          --             --           --             --
                                   --------   --------      ------                     -------       --------
                                     15,666     34,853       4.140%                      2,253         14,456
                                   --------   --------      ------                     -------       --------
CORPORATE LEVEL DEBT
Credit Facility (h).............     94,000     31,000       2.640%      08-01-06        2,516         94,000
Warren, OH (i)..................         --     12,500          --             --           --             --
                                   --------   --------      ------                     -------       --------
                                     94,000     43,500       2.640%                      2,516         94,000
                                   --------   --------      ------                     -------       --------
Total...........................   $549,940   $491,517       6.232%                    $49,696       $440,481
                                   ========   ========      ======                     =======       ========

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(a) Floating rate debt, 30 day LIBOR plus 297 basis points. The Company has the ability to extend maturity date to July 1, 2005 (spread increases to 350 basis points) and to July 1, 2006 (spread increases to 400 basis points).

(b) All property cash flows net of interest expense are used for principal amortization.

(c) Interest only through April 2004, and $563 in annual debt service thereafter.

(d)  Interest only through May 2003, and $381 in annual debt service thereafter.

(e) Mortgage is accrual only through 01/31/04. Commencing 02/01/04 annual debt service of $218 is due.

(f)  Interest only through maturity.

(g) For mortgages with less than twelve months to maturity, amounts represent remaining payments.

(h) In 2003, the Company obtained a $100,000 unsecured revolving credit facility, which expires August 2006, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt and has an interest rate period of one, three or six months, at the option of the Company, which rate at December 31, 2003 was 2.64%. The credit facility is provided by Fleet National Bank, as Administrative Agent and Wachovia Bank, National Association, as Syndication Agent. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants with which the Company is in compliance as of December 31, 2003. Approximately $1,836 was available to the Company at December 31, 2003. The Company has six outstanding letters of credit aggregating $4,164 which mature between 2004 and 2010. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized. This facility replaced a $60,000 facility which bore interest at the same spread to LIBOR.

(i) The Company satisfied these mortgages in 2003, along with a mortgage on a previously non-consolidated property, which resulted in debt satisfaction charges of $8,462.

     Scheduled principal amortization and balloon payments for mortgages and notes payable, including mortgages payable related to discontinued operations and the credit facility for the next five years and thereafter are as follows:

YEARS ENDING                                         SCHEDULED      BALLOON
DECEMBER 31,                                        AMORTIZATION    PAYMENTS     TOTAL
------------                                        ------------    --------    --------
2004..............................................    $ 15,429      $ 14,456    $ 29,885
2005..............................................      15,521            --      15,521
2006..............................................      16,303        94,000     110,303
2007..............................................      17,238            --      17,238
2008..............................................      11,469        70,492      81,961
Thereafter........................................      34,944       261,533     296,477
                                                      --------      --------    --------
                                                      $110,904      $440,481    $551,385
                                                      ========      ========    ========

(8)  ORIGINATION FEES PAYABLE

     In connection with certain acquisitions the Company assumed obligations which currently bears interest, on the outstanding principal balances only of 12.5%. During 2003, the Company satisfied $5,641 of these obligations by issuing 231,763 OP Units. The difference between the carrying value of the obligations and the fair value of the OP Units on the date of issuance resulted in a gain of $896 that is netted in debt satisfaction charges on the Consolidated Statements of Income. As of December 31, 2003, $414 in origination fees payable are owed to two executive officers of the Company.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     The scheduled payments of this obligation for the next five years and thereafter is as follows:

YEARS ENDING
DECEMBER 31,
------------
2004........................................................  $ 37
2005........................................................    37
2006........................................................    85
2007........................................................   110
2008........................................................   110
Thereafter..................................................   429
                                                              ----
                                                              $808
                                                              ====

(9)  LEASES

     Minimum future rental receipts under noncancellable tenant operating leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................  $  128,545
2005........................................................     126,408
2006........................................................     114,579
2007........................................................     102,665
2008........................................................      87,595
Thereafter..................................................     456,700
                                                              ----------
                                                              $1,016,492
                                                              ==========

     The Company holds various leasehold interests in properties. The ground rent on these properties are either directly paid by the tenants or reimbursed to the Company as additional rent.

     Minimum future rental payments under all noncancellable leasehold interests for the next five years and thereafter are as follows:

YEAR ENDING
DECEMBER 31,
------------
2004........................................................   $   898
2005........................................................       898
2006........................................................       898
2007........................................................       898
2008........................................................       898
Thereafter..................................................     7,173
                                                               -------
                                                               $11,663
                                                               =======

     During 2003 the Company entered into a new lease for its corporate office. The lease expires December 2015, with rent fixed at $497 per annum through December 2008 and will be adjusted to fair market value, as defined, thereafter. The Company is also responsible for its proportionate share of operating expenses and real

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

estate taxes. As an incentive to enter the lease the Company received a payment of $845 which it is amortizing as a reduction of rent expense through December 2008. Rent expense for 2003, 2002 and 2001 was $546, $243 and $237, respectively.

(10)  MINORITY INTERESTS

     In conjunction with several of the Company's acquisitions, property owners were issued OP Units as a form of consideration in exchange for the property. All of such interests are redeemable at certain times for common shares on a one-for-one basis. As of December 31, 2003, there were 5,430,454 OP Units outstanding of which 4,814,994 were currently redeemable for common shares. Of the total OP Units outstanding, 1,744,212 are held by two executive officers of the Company. As of December 31, 2003 these OP Units, subject to certain adjustments through the date of conversion, had annual distributions per OP Unit in varying amounts from $0 to $1.40 per unit with a weighted average distribution of $1.24 per OP Unit.

(11)  PREFERRED AND COMMON SHARES

     During 2003 and 2002, the Company issued 9,800,000 and 2,690,000 common shares raising $174,023 and $40,508 in proceeds, respectively, which was used to retire mortgage debt and fund acquisitions.

     During 2003, the Company issued 3,160,000 Series B Cumulative Redeemable Preferred Shares raising net proceeds of $76,315. These shares have a fixed dividend of $2.0125 per share per annum, have a liquidation preference of $79,000, have no voting rights, and are redeemable by the Company at $25.00 per share ($79,000) commencing June 2008.

     During 2003 and 2002, holders of an aggregate of 71,567 and 50,997 OP Units redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $915 and $619, respectively.

     During 2003, three officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,724 common shares.

     During 2003 and 2002, the Company issued 336,992 and 64,249 common shares, respectively, to certain employees and trustees resulting in $5,887 and $996 of deferred compensation, respectively. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff based after 5 years and in other cases vesting only occurs if certain performance criteria are met.

     During 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500. This note was satisfied in 2003.

     During 2002, the holders of the Company's outstanding 2,000,000 Series A preferred shares converted these shares into 2,000,000 common shares.

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     Share option activity during the years indicated is as follows:

                                                                        WEIGHTED-AVERAGE
                                                          NUMBER OF      EXERCISE PRICE
                                                            SHARES         PER SHARE
                                                          ----------    ----------------
Balance at December 31, 2000............................   1,978,023         $11.63
  Granted...............................................     568,000          11.99
  Exercised.............................................    (603,142)         11.02
  Forfeited.............................................      (9,308)         12.17
  Expired...............................................      (5,000)         11.25
                                                          ----------         ------
Balance at December 31, 2001............................   1,928,573          11.93
  Granted...............................................     411,500          15.50
  Exercised.............................................  (1,050,866)         11.59
  Forfeited.............................................     (53,650)         11.98
  Expired...............................................      (2,500)         14.25
                                                          ----------         ------
Balance at December 31, 2002............................   1,233,057          13.39
  Granted...............................................      30,000          16.15
  Exercised.............................................    (687,527)         12.94
  Forfeited.............................................     (10,500)         15.97
  Expired...............................................     (43,500)         15.25
                                                          ----------         ------
Balance at December 31, 2003............................     521,530         $13.94
                                                          ==========         ======

     The following is additional disclosures for common share options outstanding at December 31, 2003:

                            OPTIONS OUTSTANDING          EXERCISABLE OPTIONS
                      --------------------------------   --------------------
                                  WEIGHTED                          WEIGHTED
     RANGE OF                     AVERAGE    REMAINING               AVERAGE
     EXERCISE                     EXERCISE     LIFE                 EXERCISE
      PRICES           NUMBER      PRICE      (YEARS)     NUMBER      PRICE
-------------------   ---------   --------   ---------   --------   ---------
$9.00-$10.875......      12,857    $ 9.55       0.8       12,857     $ 9.55
$11.8125-$12.5625..     191,475     11.89       1.6      156,967      11.91
$13.1875-$15.50....     317,198     15.36       3.0      176,677      15.22
                      ---------    ------      ----      -------     ------
                        521,530    $13.94       2.4      346,501     $13.51
                      =========    ======      ====      =======     ======

     There are 1,449,252 options available for grant at December 31, 2003.

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $127, $124 and $112 were contributed in 2003, 2002 and 2001, respectively.

     The Company has established a trust for certain officers in which non-vested common shares, which vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2003 and 2002, there were 405,110 and 265,385 common shares, respectively, in the trust. In addition, certain officers can delay, to a specified date, the receipt of common shares that would be received

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

upon exercise of common share options. These common shares are deposited in the trust. As of December 31, 2003 and 2002 there were 295,076 and 222,615 common shares, respectively deposited in the trust.

(13)  COMMITMENTS AND CONTINGENCIES

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

     The Company has entered into a binding letter of intent to purchase, upon completion and rent commencement from the tenant, an office facility in Meridian, Idaho for an estimated obligation of $14,722. The facility is expected to be completed in mid-2004.

(14)  RELATED PARTY TRANSACTIONS

     During 2003, the Company issued 231,763 OP Units to satisfy outstanding obligations that resulted in a gain of $896. Of the OP Units issued, the Chairman and the Vice Chairman of the Board of Trustees of the Company received 120,662 units.

     During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,724 common shares.

     As of December 31, 2003 the Company is obligated for $808 resulting from the acquisition of certain properties in 1996. Of the $808, the Chairman and the Vice Chairman of the Board of Trustees are owed $414.

     In 2002, the Company issued 34,483 common shares in respect of a 15-year, 8% interest only recourse note to the Chief Financial Officer of the Company for $500. This note was satisfied in 2003.

     On November 28, 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $136,300, which owned twenty-three properties in fourteen states. The Company issued 2,143,840 common shares (valued at $31,622), 44,858 OP Units (valued at $661), $31,612 in cash and assumed approximately $61,389 of third party mortgage debt (excluding $11,114 in Net Partnership obligations to the Company). The Company's Chairman was the controlling shareholder of the general partners of the Net Partnerships. The general partners received 44,858 OP Units valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships. The OP Units, which receive distributions equal to the dividends on common shares, are convertible into the Company's common shares on a one-for-one basis beginning November 2006.

     During 2001, the Company issued 24,620 common shares to acquire a company controlled by the Chairman of the Company, whose sole asset was a mortgage note receivable from a 64% owned partnership of the Company.

     During 2001, the Company renegotiated $1,973 in notes receivable from the current Chief Executive Officer and the Vice-Chairman of the Board of Trustees of the Company. The notes were issued in connection with the officers' purchases of 131,000 common shares at $15.25 per common share. The new notes had a 15-year maturity, were 8% interest only, and recourse to the officers. These notes were satisfied in 2003.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees.

     In addition, the Company earns fees from it's joint venture investments (See note 6).

(15)  FAIR MARKET VALUE OF FINANCIAL INSTRUMENTS

     Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable

     The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

     Mortgages and Notes Payable

     The Company determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments approximates carrying values.

(16)  CONCENTRATION OF RISK

     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

     For the years ended December 31, 2003 and 2002, no tenant represented 10% or more of rental income. For the year ended December 31, 2001 the following tenants represented 10% or greater of rental income:

Northwest Pipeline Corporation..............................   11%
Kmart Corporation...........................................   11%

     Both of these tenants are publicly registered companies subject to the Securities Exchange Act of 1934, as amended and accordingly file financial information with the Securities and Exchange Commission.

(17)  SUPPLEMENTAL DISCLOSURE OF STATEMENT OF CASH FLOW INFORMATION

     During 2003, the Company issued 231,763 OP Units to satisfy $5,641 in outstanding obligations which resulted in a gain of $896.

     During 2003, 2002 and 2001, the Company paid $36,467, $32,255 and $30,624, respectively, for interest and $282, $262 and $204, respectively, for taxes.

     During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,724 common shares.

     During 2003, 2002 and 2001, holders of an aggregate of 71,567, 50,997, and 418,411 OP Units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders' equity and corresponding decreases in minority interests of $915, $619 and $5,713, respectively.

     During 2003, 2002 and 2001, the Company issued 336,992, 64,249 and 100,000 common shares to certain employees and trustees resulting in $5,887, $996 and $1,181 of deferred compensation.

     During 2002, the holder of the Company's 2,000,000 Series A preferred shares converted them into 2,000,000 common shares.

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

     In 2003, 2002 and 2001, the Company contributed properties (along with non-recourse mortgage notes) to joint venture entities for capital contributions of $11,649, $643 and $1,168, respectively.

     During 2001, the Company purchased the Net Partnerships by issuing, in addition to $31,612 in cash, 2,143,840 common shares (valued at $31,622), 44,858 OP Units (valued at $661), assumed $61,389 in third party debt and $11,114 in Net Partnership debt obligations to the Company.

     During 2003, LRA became a consolidated subsidiary of the Company. The assets and liabilities of LRA as of January 1, 2003 were as follows:

Real estate, net............................................  $41,613
Cash........................................................    1,579
Other assets................................................    1,221
Mortgage payable............................................   30,028
Other liabilities...........................................    1,468

(18)  UNAUDITED QUARTERLY FINANCIAL DATA

                                                                          2003
                                                         --------------------------------------
                                                         3/31/03   6/30/03   9/30/03   12/31/03
                                                         -------   -------   -------   --------
Revenues(1)............................................  $28,555   $28,908   $30,881   $32,176
Net income.............................................  $ 8,763   $ 2,483   $ 9,962   $12,441
Net income allocable to common shareholders............  $ 8,763   $ 2,271   $ 8,372   $10,851
Net income allocable to common shareholders - per
  share:
  Basic................................................  $  0.29   $  0.07   $  0.24   $  0.28
  Diluted..............................................  $  0.29   $  0.06   $  0.24   $  0.28

                                                                          2002
                                                         --------------------------------------
                                                         3/31/02   6/30/02   9/30/02   12/31/02
                                                         -------   -------   -------   --------
Revenues(1)............................................  $24,027   $23,960   $24,609   $25,736
Net income.............................................  $ 7,961   $ 7,879   $ 7,646   $ 7,109
Net income allocable to common shareholders............  $ 7,268   $ 7,879   $ 7,646   $ 7,109
Net income allocable to common shareholders - per
  share:
  Basic................................................  $  0.30   $  0.30   $  0.28   $  0.24
  Diluted..............................................  $  0.29   $  0.29   $  0.28   $  0.24

---------------

(1) All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2003 and 2002, and properties classified as held for sale which are reflected in discontinued operations in the Consolidated Statements of Income.

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

                      LEXINGTON CORPORATE PROPERTIES TRUST
                         AND CONSOLIDATED SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                         ($000'S EXCEPT PER SHARE DATA)

(19)  SUBSEQUENT EVENTS

     Subsequent to year end the following transactions have occurred:

  The Company

     The Company closed on the following non-recourse mortgages:

                                                    ESTIMATED
                                                      ANNUAL      INTEREST                   ESTIMATED
PROPERTY                                 AMOUNT    DEBT SERVICE     RATE       MATURITY       BALLOON
--------                                 -------   ------------   --------   -------------   ---------
Mechanicsburg, PA......................  $13,870      $1,044        5.73%       March 2014    $10,501
Newport, OR............................    7,000         470        5.03%      August 2011      5,980
Waterloo, IA...........................    6,800         672        5.61%    February 2013      3,505
Mission, TX............................    6,570         462        5.78%        June 2015      5,371

     The Company also purchased a property in Mission, Texas (leased to T-Mobile), Wall, New Jersey (leased to New Jersey Natural Gas) and Redmond, Oregon (leased to T-Mobile) for $10,100, $33,688 and $16,381, respectively. The Company assumed a $27,500 mortgage on the Wall, New Jersey property with a stated interest rate of 7.22%. In addition, the Company contributed its property in Plymouth, Michigan leased to Tower Automotive to LION at its carrying cost of $20,519. The Company also contributed its property in Arlington, Texas leased to Siemens Dematic Postal Automation L.P. to LAC II at its carrying cost of $30,286.

  LAC II

     LAC II closed on the following non-recourse mortgage:

                                                    ESTIMATED
                                                      ANNUAL      INTEREST                   ESTIMATED
PROPERTY                                 AMOUNT    DEBT SERVICE     RATE       MATURITY       BALLOON
--------                                 -------   ------------   --------   -------------   ---------
Arlington, TX..........................  $22,000      $1,551        5.81%    February 2014    $18,605

  LION

     LION purchased a property in New Lenox, Illinois (leased to Michaels Stores Procurement Company) for $28,585.

     LION closed on the following non-recourse mortgage:

                                                    ESTIMATED
                                                      ANNUAL      INTEREST                   ESTIMATED
PROPERTY                                 AMOUNT    DEBT SERVICE     RATE       MATURITY       BALLOON
--------                                 -------   ------------   --------   -------------   ---------
New Lenox, IL..........................  $17,400       $959         5.51%    February 2014    $17,400

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                              SCHEDULE III ($000)

  INITIAL COST TO COMPANY AND GROSS AMOUNT AT WHICH CARRIED AT END OF YEAR(A)

                                                                                                                ACCUMULATED
                                                                        LAND AND    BUILDINGS                  DEPRECIATION
                                                                          LAND         AND                          AND
DESCRIPTION                             LOCATION         ENCUMBRANCES   ESTATES    IMPROVEMENTS     TOTAL      AMORTIZATION
-----------                      ----------------------  ------------   --------   ------------   ----------   -------------
Office.........................  Southington, CT           $     --     $  3,240     $ 20,440     $   23,680     $  9,809
Research & Development.........  Glendale, AZ                14,777        4,996       24,392         29,388       12,473
Retail/Health Club.............  Countryside, IL                 --          628        3,722          4,350        1,880
Retail/Health Club.............  Voorhees, NJ                    --          577        4,820          5,397        2,342
Retail/Health Club.............  DeWitt, NY                      --          445        3,043          3,488        1,479
Warehouse & Distribution.......  Mansfield, OH                   --          120        5,965          6,085        2,289
Industrial.....................  Marshall, MI                    --           33        3,378          3,411        1,601
Industrial.....................  Marshall, MI                    --           14          926            940          440
Retail.........................  Newport, OR                     --        1,400        7,270          8,670        3,489
Office & Warehouse.............  Memphis, TN                     --        1,053       11,174         12,227        5,912
Warehouse & Distribution.......  Mechanicsburg, PA               --        1,439       13,987         15,426        4,309
Office & Warehouse.............  Tampa, FL                    6,034        1,389        7,763          9,152        3,348
Retail.........................  Klamath Falls, OR               --          727        9,160          9,887        3,616
Office.........................  Tampa, FL                    8,342        1,900        9,854         11,754        3,767
Warehouse & Industrial.........  Jacksonville, FL                --          240        3,637          3,877        1,237
Retail.........................  Sacramento, CA                  --          885        2,705          3,590        1,309
Office.........................  Phoenix, AZ                 14,231        2,804       13,921         16,725        7,035
Retail.........................  Reno, NV                        --        1,200        1,904          3,104          897
Retail.........................  Rockville, MD                   --           --        1,784          1,784          744
Retail.........................  Oxon Hill, MD                   94          403        2,765          3,168        1,098
Retail.........................  Laguna Hills, CA                --          255        5,035          5,290        2,021
Retail.........................  Riverdale, GA                   --          333        2,233          2,566          446
Retail/Health Club.............  Canton, OH                   1,578          602        3,820          4,422          764
Office.........................  Salt Lake City, UT          13,409           --       55,404         55,404       16,284
Manufacturing..................  Franklin, NC                 1,965          386        3,062          3,448          536
Industrial.....................  Oberlin, OH                     --          276        4,515          4,791          790
Retail.........................  Tulsa, OK                       --          447        2,432          2,879          947
Retail.........................  Clackamas, OR                   --          523        2,847          3,370        1,109
Retail.........................  Lynwood, WA                     --          488        2,658          3,146        1,035
Retail.........................  Honolulu, HI                    --           --       11,147         11,147        3,218
Warehouse......................  New Kingston, PA             3,462          674        5,360          6,034          910
                                 (Silver Springs)
Warehouse......................  New Kingston, PA             7,265        1,380       10,963         12,343        1,861
                                 (Cumberland)
Warehouse......................  Mechanicsburg, PA            5,363        1,012        8,039          9,051        1,365
                                 (Hampden IV)
Office/Research &                Marlborough, MA                 --        2,013       13,834         15,847        2,233
 Development...................
Office.........................  Dallas, TX                  21,348        3,582       30,598         34,180        4,692
Warehouse......................  Waterloo, IA                    --        1,025        8,296          9,321        1,288
Office/Research &                Milpitas, CA                15,666        3,542       18,603         22,145        2,790
 Development...................
Industrial.....................  Gordonsville, TN                --           52        3,325          3,377          574
Office.........................  Decatur, GA                  6,695          975       13,677         14,652        2,052
Office.........................  Richmond, VA                16,472           --       27,282         27,282        5,076
Office/Warehouse...............  Bristol, PA                  9,729        2,508       10,031         12,539        1,442
Office.........................  Hebron, KY                   5,340        1,615        6,462          8,077          929
Office.........................  Livonia, MI                  5,430        1,554        6,859          8,413          895
Office.........................  Valley Forge, PA            13,080        3,960       15,880         19,840          546
Research & Development.........  Livonia, MI                  5,596        1,733        6,936          8,669          997
Office.........................  Palm Beach Gardens, FL      11,341        3,578       14,249         17,827        2,004
Warehouse/Distribution.........  Lancaster, CA               19,514        2,028       28,183         30,211        2,296
Industrial.....................  Auburn Hills, MI             7,198        2,788       11,151         13,939        1,515
Warehouse/Distribution.........  Warren, OH                  21,172       10,231       51,110         61,341       11,445
Warehouse/Distribution.........  Baton Rouge, LA              1,898          685        2,742          3,427          356
Retail.........................  Columbia, MD                    --        1,002        4,872          5,874          567
Office.........................  Bristol, PA                  6,053        1,073        7,709          8,782          779
Office.........................  Southborough, MA             2,132          456        4,291          4,747          434
Office.........................  Herndon, VA                 18,807        5,127       20,553         25,680        2,061

                                                             USEFUL LIFE COMPUTING
                                                            DEPRECIATION IN LATEST
                                    DATE         DATE          INCOME STATEMENTS
DESCRIPTION                       ACQUIRED    CONSTRUCTED           (YEARS)
-----------                      ----------   -----------   -----------------------
Office.........................   Oct. 1986          1983           40 & 12
Research & Development.........   Nov. 1986          1985           40 & 12
Retail/Health Club.............   Jul. 1987          1987           40 & 12
Retail/Health Club.............   Jul. 1987          1987           40 & 12
Retail/Health Club.............   Aug. 1987   1977 & 1987           40 & 12
Warehouse & Distribution.......   Jul. 1987          1970         40, 20 & 12
Industrial.....................   Aug. 1987   1968 & 1972         40, 20 & 12
Industrial.....................   Aug. 1987          1979         40, 20 & 12
Retail.........................  Sept. 1987          1986         40, 20 & 12
Office & Warehouse.............   Feb. 1988          1987             40
Warehouse & Distribution.......   Oct. 1990   1985 & 1991             40
Office & Warehouse.............   Nov. 1987          1986           40 & 20
Retail.........................   Mar. 1988          1986             40
Office.........................   Jul. 1988          1986             40
Warehouse & Industrial.........   Jul. 1988   1958 & 1969           40 & 20
Retail.........................   Oct. 1988          1988         40, 20 & 12
Office.........................   Nov. 1988   1960 & 1979           40 & 3
Retail.........................   Dec. 1988          1988         40, 20 & 12
Retail.........................   Aug. 1995          1977   22.375, 16.583 & 15.583
Retail.........................   Aug. 1995          1976           21.292
Retail.........................   Aug. 1995          1974          20 & 20.5
Retail.........................   Dec. 1995          1985             40
Retail/Health Club.............   Dec. 1995          1987             40
Office.........................    May 1996          1982           25.958
Manufacturing..................   Dec. 1996          1996             40
Industrial.....................   Dec. 1996          1996             40
Retail.........................   Dec. 1996          1981       23.583 & 13.583
Retail.........................   Dec. 1996          1981       23.583 & 13.583
Retail.........................   Dec. 1996          1981       23.583 & 13.583
Retail.........................   Dec. 1996          1980            24.33
Warehouse......................   Mar. 1997          1981             40

Warehouse......................   Mar. 1997          1989             40

Warehouse......................   Mar. 1997          1985             40

Office/Research &                 Jul. 1997   1960 & 1988             40
 Development...................
Office.........................  Sept. 1997          1986             40
Warehouse......................   Oct. 1997   1996 & 1997             40
Office/Research &                 Dec. 1997          1985             40
 Development...................
Industrial.....................   Dec. 1997   1983 & 1985            34.75
Office.........................   Dec. 1997          1983             40
Office.........................   Dec. 1997          1990            32.25
Office/Warehouse...............   Mar. 1998          1982             40
Office.........................   Mar. 1998          1987             40
Office.........................   Mar. 1998   1987 & 1988             40
Office.........................   Aug. 2002   1985 & 2001             40
Research & Development.........   Mar. 1998   1987 & 1988             40
Office.........................    May 1998          1996             40
Warehouse/Distribution.........   Jun. 1998          1998             40
Industrial.....................   Jul. 1998   1989 & 1998             40
Warehouse/Distribution.........   Aug. 1998          1982           10 & 40
Warehouse/Distribution.........   Oct. 1998          1998             40
Retail.........................   Dec. 1998          1983             40
Office.........................   Dec. 1999          1998             40
Office.........................   Dec. 1999          1984             40
Office.........................   Dec. 1999          1987             40

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

                                                                                                                ACCUMULATED
                                                                        LAND AND    BUILDINGS                  DEPRECIATION
                                                                          LAND         AND                          AND
DESCRIPTION                             LOCATION         ENCUMBRANCES   ESTATES    IMPROVEMENTS     TOTAL      AMORTIZATION
-----------                      ----------------------  ------------   --------   ------------   ----------   -------------
Office.........................  Hampton, VA                  4,473        1,353        5,441          6,794          516
Office.........................  Phoenix, AZ                     --        4,666       18,664         23,330        1,691
Industrial.....................  Hebron, OH                      --        1,063        4,271          5,334          218
Industrial.....................  Hebron, OH                      --        1,681        6,754          8,435          345
Retail.........................  Phoenix, AZ                     --        1,126        4,501          5,627          239
Retail.........................  Stockton, CA                    --          259        1,037          1,296           55
Retail.........................  Lynchburg, VA                   --          159          638            797           34
Office.........................  San Diego, CA                4,252        1,740        6,960          8,700          370
Office.........................  Phoenix, AZ                     --        2,287        9,149         11,436          486
Industrial.....................  Henderson, NC                4,414        1,488        5,954          7,442          316
Industrial.....................  Columbus, OH                    --          319        1,275          1,594           68
Office.........................  Tucson, AZ                   2,444          657        2,627          3,284          140
Retail.........................  Eau Claire, WI               2,220          860        3,442          4,302          183
Office.........................  Milford, CT                     --          567        2,265          2,832          120
Retail.........................  Westland, MI                 2,938        1,444        5,777          7,221          307
Retail.........................  Canton, OH                   3,325          883        3,534          4,417          188
Retail.........................  Spartanburg, SC              2,762          833        3,334          4,167          177
Office.........................  Wilsonville, OR                 --        2,666       10,662         13,328          566
Industrial.....................  Ocala, FL                   13,059        3,803       15,210         19,013          808
Industrial.....................  Columbia, SC                 3,419          928        3,710          4,638          197
Office.........................  Hampton, VA                  7,294        2,333        9,351         11,684          496
Industrial.....................  Plymouth, MI                 4,787        1,533        6,130          7,663          326
Retail.........................  Gainesville, GA                920          526        2,105          2,631          112
Office.........................  Lake Forest, CA             10,832        3,442       13,769         17,211          617
Office.........................  Knoxville, TN                5,295        1,624        6,496          8,120          223
Industrial.....................  Groveport, OH                7,800        2,386        9,546         11,932          308
Office.........................  Westmont, IL                16,170        4,978       19,894         24,872          519
Office.........................  Fort Mill, SC               11,523        3,601       14,404         18,005          375
Industrial.....................  Chester, SC                     --          535       14,875         15,410        3,095
Industrial.....................  Dubuque, IA                  7,351        2,052        8,207         10,259           94
Office.........................  Boca Raton, FL              15,275        4,290       17,161         21,451          375
Office.........................  Greenville, SC              13,886        4,059       16,236         20,295          186
Office.........................  Temple, TX                   9,200        2,890       11,561         14,451           60
Office.........................  Bremerton, WA                6,800        2,144        8,577         10,721           45
Industrial.....................  Dillon, SC                  12,111        3,223       12,900         16,123          658
Industrial.....................  Plymouth, MI                12,776        3,932       15,728         19,660          115
Industrial.....................  Danville, IL                 6,623        1,796        7,182          8,978          548
Industrial.....................  Minneapolis, MN                 --          922        3,688          4,610           42
Office.........................  Wallingford, CT                 --        1,049        4,198          5,247            4
Office.........................  Baton Rouge, LA                 --        2,023        8,094         10,117            8
Office.........................  Overland Park, KS               --       10,008       40,031         50,039           42
Office.........................  Kansas City, MO                 --        4,758       19,031         23,789           20
Office.........................  Arlington, TX                   --        5,795       23,181         28,976           --
                                                           --------     --------     --------     ----------     --------
                                 Total                     $455,940     $178,077     $984,318     $1,162,395     $160,623
                                                           ========     ========     ========     ==========     ========

                                                             USEFUL LIFE COMPUTING
                                                            DEPRECIATION IN LATEST
                                    DATE         DATE          INCOME STATEMENTS
DESCRIPTION                       ACQUIRED    CONSTRUCTED           (YEARS)
-----------                      ----------   -----------   -----------------------
Office.........................   Mar. 2000          2000             40
Office.........................    May 2000          1997             40
Industrial.....................   Dec. 2001          2000             40
Industrial.....................   Dec. 2001          1999             40
Retail.........................   Nov. 2001          1988             40
Retail.........................   Nov. 2001          1968             40
Retail.........................   Nov. 2001          1986             40
Office.........................   Nov. 2001          1989             40
Office.........................   Nov. 2001   1985 & 1994             40
Industrial.....................   Nov. 2001          1998             40
Industrial.....................   Nov. 2001          1990             40
Office.........................   Nov. 2001          1988             40
Retail.........................   Nov. 2001          1994             40
Office.........................   Nov. 2001          1994             40
Retail.........................   Nov. 2001   1987 & 1997             40
Retail.........................   Nov. 2001          1995             40
Retail.........................   Nov. 2001          1996             40
Office.........................   Nov. 2001   1980 & 1998             40
Industrial.....................   Nov. 2001          1976             40
Industrial.....................   Nov. 2001   1968 & 1998             40
Office.........................   Nov. 2001          1999             40
Industrial.....................   Nov. 2001          1996             40
Retail.........................   Nov. 2001          1984             40
Office.........................   Mar. 2002          2001             40
Office.........................   Aug. 2002          2002             40
Industrial.....................   Sep. 2002          2002             40
Office.........................   Dec. 2002          1989             40
Office.........................   Dec. 2002          2002             40
Industrial.....................   Jan. 2001          2001             40
Industrial.....................   Jul. 2003          2002             40
Office.........................   Feb. 2003   1983 & 2002             40
Office.........................   Jul. 2003   2000 & 2001             40
Office.........................   Oct. 2003          2001             40
Office.........................   Oct. 2003          2001             40
Industrial.....................   Dec. 2001          2001             40
Industrial.....................   Sep. 2003   1996 & 1998             40
Industrial.....................   Dec. 2000          2000             40
Industrial.....................   Jul. 2003          2003             40
Office.........................   Dec. 2003   1978 & 1985             40
Office.........................   Dec. 2003          1997             40
Office.........................   Dec. 2003   1980 & 2003             40
Office.........................   Dec. 2003   1963 & 2003             40
Office.........................   Dec. 2003          2003             40

---------------
(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company's properties at December 31, 2003 for Company's properties at December 31, 2003 for Federal income tax purposes was approximately $895 million.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

           REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                       SCHEDULE III ($000) -- (CONTINUED)

     Reconciliation of real estate owned:

                                                       2003         2002        2001
                                                    ----------    --------    --------
  Balance at the beginning of year................  $  913,370    $830,788    $682,627
  Additions during year...........................     312,209     116,264     166,668
  Properties sold during year.....................      (9,978)    (18,621)     (4,107)
  Property contributed to joint venture during
     year.........................................     (58,837)    (15,061)    (14,400)
  Properties consolidated effective 1/1/2003......      43,499          --          --
  Reclassify held for sale properties.............     (37,868)         --          --
                                                    ----------    --------    --------
  Balance at end of year..........................  $1,162,395    $913,370    $830,788
                                                    ==========    ========    ========
  Balance of beginning of year....................  $  134,220    $116,741    $ 98,429
  Depreciation and amortization expense...........      27,335      21,480      18,312
  Accumulated depreciation and amortization of
     properties sold during year..................      (1,428)     (2,934)         --
  Accumulated depreciation of property contributed
     to joint venture.............................          --      (1,067)         --
  Accumulated depreciation of properties
     consolidated effective 1/1/2003..............       1,886          --          --
  Accumulated depreciation reclassify as held for
     sale.........................................      (1,390)         --          --
                                                    ----------    --------    --------
  Balance at end of year..........................  $  160,623    $134,220    $116,741
                                                    ==========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

                                   PART III.

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding trustees and executive officers of the Company required to be furnished pursuant to this item is set forth in Item 4A of this report. All other information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2003, the Company issued 231,763 OP Units to satisfy outstanding obligations that resulted in a gain of $896. Of the OP Units issued, the Chairman and the Vice Chairman of the Board of Trustees of the Company received 120,662 units.

     During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,724 common shares.

     As of December 31, 2003 the Company is obligated for $808 resulting from the acquisition of certain properties in 1996. Of the $808, the Chairman and the Vice Chairman of the Board of Trustees are owed $414.

     In 2002, the Company issued 34,483 common shares in respect of a 15-year, 8% interest only recourse note to the Chief Financial Officer for $500. This note was satisfied in 2003.

     On November 28, 2001, the Company acquired Net 1 L.P. and Net 2 L.P. (collectively, the "Net Partnerships"), in a merger transaction valued at approximately $136,300, which owned twenty-three properties in fourteen states. The Company issued 2,143,840 common shares (valued at $31,622), 44,858 OP Units (valued at $661), $31,612 in cash and assumed approximately $61,389 of third party mortgage debt (excluding $11,114 in Net Partnership obligations to the Company). The Company's Chairman was the controlling shareholder of the general partners of the Net Partnerships. The general partners received 44,858 OP Units valued on the same basis as the limited partners for their 1% ownership interest in the Net Partnerships. The OP Units, which receive distributions equal to the dividends on common shares, are convertible into the Company's common shares on a one-for-one basis beginning November 2006.

     During 2001, the Company issued 24,620 common shares to acquire a company controlled by the Chairman, whose sole asset was a mortgage note receivable from a 64% owned partnership of the Company.

     During 2001, the Company renegotiated $1,973 in notes receivable from the current Chief Executive Officer and the Vice Chairman of the Board of Trustees of the Company. The notes were issued in connection with the officers' purchases of 131,000 common shares at $15.25 per common share. The new notes had a 15-year maturity, were 8% interest only and were recourse to the officers. These notes were satisfied in 2003.

     All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees.

     In addition, the Company earns fees from it's joint venture investments (See note 6 of the Consolidated Financial Statements).

                                    PART IV.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                                                                      PAGE
                                                                      -----
(a)(1)  Financial Statements........................................  34-65
   (2)  Financial Statement Schedule................................  66-68
   (3)  Exhibits....................................................

EXHIBIT NO.                                    EXHIBIT
-----------                                    -------
    3.1       --     Declaration of Trust of Lexington Corporate Properties Trust
                     (the "Company"), dated December 31, 1997 (filed as Exhibit
                     3.1 to the Company's Current Report on Form 8-K filed
                     January 16, 1998 (the "1998 8-K"))*
    3.2       --     Articles Supplementary Classifying 2,000,000 shares of
                     Preferred Shares as Class A Senior Cumulative Convertible
                     Preferred Shares and 2,000,000 shares of Excess Shares as
                     Excess Class A Preferred Shares of the Company (filed as
                     Exhibit 5.3 to the Company's Current Report on Form 8-K
                     filed February 10, 1997)*
    3.3       --     By-Laws of the Company (filed as Exhibit 3.2 to the
                     Company's Annual Report on 10-K for the year ended December
                     31, 1997 (the "1997 10-K"))*
    3.4       --     Articles of Amendment of Declaration of Trust of the Company
                     (filed as Exhibit 3.3 to the Company's Registration
                     Statement on Form S-4 (File No. 333-70790) (the "2001 Form
                     S-4"))*
    3.5       --     Articles Supplementary Reclassifying 2,000,0000 Reacquired
                     Class A Senior Cumulative Convertible Preferred Shares and
                     2,000,000 Unissued Excess Class A Preferred Stock.+
    3.6       --     Amendment No. 1 to Bylaws of the Registrant (filed as
                     Exhibit 3.3 to the Company's Registration Statement of Form
                     8A filed June 17, 2003).*
    3.7       --     Articles Supplementary Relating to the 8.05% Series B
                     Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company's Registration
                     Statement of Form 8A filed June 17, 2003).*

EXHIBIT NO.                                    EXHIBIT
-----------                                    -------
    3.8       --     Fifth Amended and Restated Agreement of Limited Partnership
                     of Lepercq Corporate Income Fund L.P., dated as of December
                     31, 1996, as supplemented (filed as Exhibit 3.3 to the
                     Company's Registration Statement of Form 3/A filed September
                     10, 1999).*
    3.9       --     Second Amended and Restated Agreement of Limited Partnership
                     of Lepercq Corporate Income Fund II L.P., dated as of August
                     27, 1998 (filed as Exhibit 3.4 to the Company's Registration
                     Statement of Form S-3/A filed September 10, 1999).*
    3.10      --     Form of Amended and Restated Agreement of Limited
                     Partnership of Net 3 Acquisition L.P. (filed as Exhibit 99.1 to the Company's Registration Statement of Form S-4 filed
                     October 2, 2001).*
    3.11      --     Amendment No. 1 to the Fifth Amended and Restated Agreement
                     of Limited Partnership of Lepercq Corporate Income Fund L.P.
                     dated as of December 31, 2000.+
    3.12      --     First Amendment to the Fifth Amended and Restated Agreement
                     of Limited Partnership of Lepercq Corporate Income Fund L.P.
                     effective as of June 19, 2003.+
    3.13      --     Second Amendment to the Fifth Amended and Restated Agreement
                     of Limited Partnership of Lepercq Corporate Income Fund L.P.
                     effective as of June 30, 2003.+
    3.14      --     First Amendment to the Second Amended and Restated Agreement
                     of Limited Partnership of Lepercq Corporate Income Fund II
                     L.P. effective as of June 19, 2003.+
    3.15      --     Second Amendment to the Second Amended and Restated
                     Agreement of Limited Partnership of Lepercq Corporate Income
                     Fund II L.P. effective as of June 30, 2003.+
    3.17      --     First Amendment to the Amended and Restated Agreement of
                     Limited Partnership of Net 3 Acquisition L.P. effective as of November 29, 2001.+
    3.18      --     Second Amendment to the Amended and Restated Agreement of
                     Limited Partnership of Net 3 Acquisition L.P. effective as of June 19, 2003.+
    3.19      --     Third Amendment to the Amended and Restated Agreement of
                     Limited Partnership of Net 3 Acquisition L.P. effective as of June 30, 2003.+
    4.1       --     Specimen of Common Shares Certificate of the Company (filed as Exhibit 3.2 to the 1997 10-K)*
    4.2       --     Form of 8.05% Series B Cumulative Redeemable Preferred Stock
                     certificate (filed as Exhibit 3.3 to the Company's
                     Registration Statement of Form 8A filed June 17, 2003).*
   10.8       --     Form of 1994 Outside Director Shares Plan of the Company
                     (filed as Exhibit 10.8 to the Company's Annual Report on
                     10-K for the year ended December 31, 1993)*
   10.39      --     Form of Employment Agreement between the Company and E.
                     Robert Roskind dated April 1, 2003+
   10.40      --     Investment Advisory and Asset Management Agreement by and
                     between AGAR International Holdings Ltd. and Lexington
                     Realty Advisors, Inc. ("LRA") (filed as Exhibit 10.40 to the
                     Company's Annual Report on Form 10-K for the year ended
                     December 31, 2000)*
   10.42      --     Contribution Agreement between Net 3 Acquisition L.P. ("Net
                     3) and Lepercq Net 1 L.P., as amended (filed as Exhibit
                     10.42 to the 2001 Form S-4)*
   10.43      --     Contribution Agreement between Net 3 and Lepercq Net 2 L.P., as amended (filed as Exhibit 10.43 to the 2001 Form S-4)*
   10.44      --     Unsecured Revolving Credit Agreement with Fleet National
                     Bank as Administrative Agent and Wachovia Bank, National
                     Association, as Syndication Agent dated August 19, 2003 in the amount of $100,000,000 (filed as Exhibit 99.2 to the 8-K dated September 9, 2003)*
   10.51      --     Agreement and Plan of Merger by and among the Company, Net 3 and Net 1 L.P., as amended (filed as Exhibit 2.5 to the
                     Company's Registration Statement on Form S-4 (File No.
                     333-70790) (the "2001 Form S-4"))*
   10.52      --     Agreement and Plan of Merger by and among the Company, Net 3 and Net 2 L.P. as amended (filed as Exhibit 2.6 to the 2001
                     Form S-4)*

EXHIBIT NO.                                    EXHIBIT
-----------                                    -------
   10.53      --     Form of Indemnification Agreement between the Company and E.
                     Robert Roskind dated June 6, 2002 (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K filed March 24,
                     2003)*
   10.54      --     Amended and Restated 2002 Equity-Based Award Plan of the
                     Company (filed as Exhibit 10.54 to the Company's Annual
                     Report on Form 10-K filed March 24, 2003)*
   12         --     Statement of Computation of Ratio of Earnings to Fixed
                     Charges+
   14.1       --     Code of Ethics and Business Conduct.+
   21         --     List of Subsidiaries of the Trust+
   23         --     Consent of KPMG LLP+
   31.1       --     Certification of Chief Executive Officer pursuant to rule
                     13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,
                     12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
   31.2       --     Certification of Chief Financial Officer pursuant to rule
                     13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934,
                     12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (furnished herewith).
   32.1       --     Certification of Chief Executive Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
   32.2       --     Certification of Chief Financial Officer pursuant to 18
                     U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
   99.1       --     Operating Agreement and Management Agreement between the
                     Company and Lexington Acquiport Company, LLC ("LAC I")
                     (filed as Exhibit 2 to the Company's Current Report on Form
                     8-K filed August 31, 1999)*
   99.2       --     Operating Agreement of Lexington Acquiport Company II, LLC
                     ("LAC II"), dated as of December 5, 2001 (filed as Exhibit
                     99.4 to the 2001 8-K)*
   99.3       --     Management Agreement, dated as of December 5, 2001, by and between LAC II and LRA (filed as Exhibit 99.5 to the 2001
                     8-K)*
   99.4       --     First Amendment to Operating Agreement of LAC I, dated as of
                     December 5, 2001 (filed as Exhibit 99.6 to the 2001 8-K)*
   99.5       --     First Amendment to Management Agreement, dated as of
                     December 5, 2001, by and between LAC I and LRA (filed as
                     Exhibit 99.7 to the 2001 8-K)*
   99.6       --     Operating Agreement and Management Agreement between the
                     Company and Lexington/ Lion Joint Venture (filed as Exhibit
                     10.1 to the 8-K dated October 1, 2003)

---------------

  * Incorporated by reference.

  + Filed Herewith.

(b) Reports on Form 8-K and Form 8-K/A

    Current Report on Form 8-K dated October 31, 2003

    Current Report on Form 8-K dated October 24, 2003

    Current Report on Form 8-K dated October 3, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LEXINGTON CORPORATE PROPERTIES TRUST

                                          By:     /s/ T. WILSON EGLIN
                                          --------------------------------------
                                                     T. Wilson Eglin
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                  SIGNATURE                                         TITLE
                  ---------                                         -----
            /s/ E. ROBERT ROSKIND               Chairman of the Board of Trustees
---------------------------------------------
              E. Robert Roskind

            /s/ RICHARD J. ROUSE                Vice Chairman of the Board of Trustees and
---------------------------------------------     Chief Investment Officer
              Richard J. Rouse

             /s/ T. WILSON EGLIN                Chief Executive Officer, President, Chief
---------------------------------------------     Operating Officer and Trustee
               T. Wilson Eglin

             /s/ PATRICK CARROLL                Chief Financial Officer, Treasurer and
---------------------------------------------     Executive Vice President
               Patrick Carroll

              /s/ PAUL R. WOOD                  Vice President, Chief Accounting Officer and
---------------------------------------------     Secretary
                Paul R. Wood

            /s/ GEOFFREY DOHRMANN               Trustee
---------------------------------------------
              Geoffrey Dohrmann

            /s/ CARL D. GLICKMAN                Trustee
---------------------------------------------
              Carl D. Glickman

             /s/ JAMES GROSFELD                 Trustee
---------------------------------------------
               James Grosfeld

             /s/ KEVIN W. LYNCH                 Trustee
---------------------------------------------
                 Kevin Lynch

            /s/ STANLEY R. PERLA                Trustee
---------------------------------------------
                 Stan Perla

             /s/ SETH M. ZACHARY                Trustee
---------------------------------------------
               Seth M. Zachary

DATE: February 26, 2004