Form 10-Q
period 2004-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2004-05-10
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Maryland                                      13-3717318
    ------------------------------                       ------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

         One Penn Plaza - Suite 4015
                 New York, NY                                   10119
    --------------------------------------                   -----------
   (Address of principal executive offices)                   (Zip code)

                                 (212) 692-7200
               --------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]. No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                 Yes [X]. No [ ].

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 48,138,522 common shares, par value $.0001 per share on May 6, 2004.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 2004 (Unaudited) and December 31, 2003
                 (in thousands, except share and per share data)

                                                                                  March 31,     December 31,
                                                                                    2004           2003
                                                                                ------------    ------------
ASSETS:

Real estate, at cost                                                            $  1,274,907    $  1,162,395
Less: accumulated depreciation and amortization                                      157,996         160,623
                                                                                ------------    ------------
                                                                                   1,116,911       1,001,772
Properties held for sale - discontinued operations                                    79,662          36,478
Cash and cash equivalents                                                             87,694          15,923
Investment in joint ventures                                                          86,800          69,225
Deferred expenses, net                                                                10,637          10,013
Rent receivable - deferred                                                            24,324          24,069
Intangible assets, net                                                                24,737          14,736
Other assets, net                                                                     32,670          35,195
                                                                                ------------    ------------
                                                                                $  1,463,435    $  1,207,411
                                                                                ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                     $    639,080    $    455,940
Credit facility borrowings                                                                 -          94,000
Mortgage notes payable - discontinued operations                                      22,597           1,445
Accrued interest payable                                                               2,830           1,576
Prepaid rent                                                                           3,696           2,482
Origination fees payable, including accrued interest                                     799             808
Accounts payable and other liabilities                                                 7,712           8,283
                                                                                ------------    ------------
                                                                                     676,714         564,534
Minority interests                                                                    58,124          59,220
                                                                                ------------    ------------
                                                                                     734,838         623,754
                                                                                ------------    ------------
Commitments and contingencies (note 9)

Common shares, par value $0.0001 per share, 287,888 shares issued and
        outstanding, liquidation preference $3,886                                     3,809           3,809
                                                                                ------------    ------------

Shareholders' equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
        Series B Cumulative Redeemable Preferred, liquidation preference
        $79,000, 3,160,000 shares issued and outstanding                              76,315          76,315
Common shares, par value $0.0001 per share; authorized 80,000,000 shares,
        47,815,003, and 40,394,113 shares issued and outstanding in 2004 and
        2003, respectively                                                                 5               4
Additional paid-in-capital                                                           754,201         601,501
Deferred compensation, net                                                           (10,051)         (6,265)
Accumulated distributions in excess of net income                                    (95,682)        (91,707)
                                                                                ------------    ------------
                                                                                     724,788         579,848
                                                                                ------------    ------------
                                                                                $  1,463,435    $  1,207,411
                                                                                ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2004 and 2003
          (Unaudited and in thousands, except share and per share data)

                                                             Three months ended
                                                                   March 31,
                                                             2004             2003
                                                         ------------     ------------
Revenues:
           Rental                                        $     30,276     $     24,933
           Advisory fees                                          950              325
           Tenant reimbursements                                  892              479
                                                         ------------     ------------
                                                               32,118           25,737

Depreciation and amortization                                  (7,535)          (5,957)
Property operating                                             (1,875)          (1,310)
General and administrative                                     (3,503)          (2,299)
Interest and other income                                          68              226
Interest expense                                               (8,653)          (8,838)
Amortization of deferred costs                                   (354)            (412)
                                                         ------------     ------------
                                                               10,266            7,147

Provision for income taxes                                       (766)               -
Minority interests                                             (1,080)          (1,073)
Equity in earnings of joint ventures                            1,804            1,349
                                                         ------------     ------------
Income from continuing operations                              10,224            7,423
                                                         ------------     ------------
Discontinued operations, net of minority interests:
      Income from discontinued operations                       1,749              881
      Impairment charge                                        (1,732)               -
      Gains on sales of properties                              1,737              459
                                                         ------------     ------------
      Total discontinued operations                             1,754            1,340
                                                         ------------     ------------
Net income                                                     11,978            8,763
Dividends attributable to preferred shares - Series B          (1,590)               -
                                                         ------------     ------------
Net income allocable to common shareholders              $     10,388     $      8,763
                                                         ============     ============
Income per common share-basic:
Income from continuing operations                        $       0.20     $       0.25
Income from discontinued operations                              0.04             0.04
                                                         ------------     ------------
Net income                                               $       0.24     $       0.29
                                                         ============     ============

Weighted average common shares outstanding - basic         42,474,808       29,983,496
                                                         ============     ============

Income per common share-diluted:
Income from continuing operations                        $       0.20     $       0.24
Income from discontinued operations                              0.04             0.05
                                                         ------------     ------------
Net income                                               $       0.24     $       0.29
                                                         ============     ============

Weighted average common shares outstanding - diluted       48,046,513       35,393,714
                                                         ============     ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2004 and 2003
                          (Unaudited and in thousands)

                                                                       2004        2003
                                                                     --------    --------
Net cash provided by operating activities                            $ 23,568    $ 13,184
                                                                     --------    --------
Cash flows from investing activities:
     Acquisition of properties                                        (53,450)    (24,223)
     Net proceeds from sale/transfer of properties                     34,429       2,151
     Real estate deposits, net                                         (7,284)       (422)
     Investment in and advances to joint ventures, net                (17,200)     (6,875)
     Distribution of loan proceeds from joint ventures                 10,685           -
     Decrease (increase) in leasing costs                                 266        (119)
                                                                     --------    --------
            Net cash used in investing activities                     (32,554)    (29,488)
                                                                     --------    --------
Cash flows from financing activities:
     Dividends to common and preferred shareholders                   (15,952)    (10,214)
     Dividend reinvestment plan proceeds                                2,820       1,452
     Change in credit facility borrowings, net                        (94,000)     (8,500)
     Principal amortization payments                                   (4,536)     (3,196)
     Proceeds of mortgages and notes payable                           52,015      40,655
     Increase in deferred costs, net                                   (1,818)       (340)
     Cash distributions to minority partners                           (1,676)     (1,917)
     Proceeds from the sale of common shares, net                     144,688         250
     Increase in escrow deposits                                         (762)     (1,456)
     Origination fee amortization payments                                (22)       (107)
                                                                     --------    --------
            Net cash provided by financing activities                  80,757      16,627
                                                                     --------    --------
Cash attributable to newly consolidated entity                              -       1,578
                                                                     --------    --------
Change in cash and cash equivalents                                    71,771       1,901
Cash and cash equivalents, at beginning of period                      15,923      12,097
                                                                     --------    --------
     Cash and cash equivalents, at end of period                     $ 87,694    $ 13,998
                                                                     ========    ========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2004

           (Unaudited and dollars in thousands, except per share data)

(1)   The Company

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of March 31, 2004, the Company had an ownership interest in 127 properties and managed an additional 2 properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 127 properties, six provide for operating expense stops and one is a modified gross lease.

      The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, the Company will be subject to federal income taxes on the income from these activities.

      The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K, for the year ended December 31, 2003.

(2)   Summary of Significant Accounting Policies

      Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), and Lexington Contributions, Inc. ("LCI"). LRA and LCI are wholly owned taxable REIT subsidiaries and the Company is the sole unitholder of each of the general partner and the majority limited partner of LCIF, LCIF II and Net 3.

      Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options and operating partnership units.

      Recently Issued Accounting Standards. In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company has adopted FIN 46R during the three months ended March 31, 2004. The adoption of FIN 46R had no impact on the Company's condensed consolidated financial statements.

      SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123" requires the Company to disclose in both annual and interim financial statements the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has elected to continue to account for its option plan under the recognition provision of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees." Accordingly, no compensation cost has been recognized with regard to options granted in the condensed consolidated statements of income.

      Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:

                                                  Three Months Ended March 31,
                                                      2004            2003
                                                  ------------    ------------
Net income allocable to common shareholders,
  as reported                                     $     10,388    $      8,763
    Add:  Stock based employee compensation
    expense included in reported net income                  -               -
    Deduct:  Total stock based employee
    compensation expense determined under fair
    value based method for all awards                       64             127
                                                  ------------    ------------
Pro forma net income - basic                      $     10,324    $      8,636
                                                  ============    ============

Net income per share - basic
    Basic - as reported                           $       0.24    $       0.29
                                                  ============    ============
    Basic - pro forma                             $       0.24    $       0.29
                                                  ============    ============

Net income allocable to common shareholders
  for diluted earnings per share                  $     11,418    $     10,109
    Add:  Stock based employee compensation
    expense included in reported net income                  -               -
    Deduct:  Total stock based employee
    compensation expense determined under fair
    value based method for all awards                       64             127
                                                  ------------    ------------
Pro forma net income - diluted                    $     11,354    $      9,982
                                                  ============    ============

Net income per share - diluted
    Diluted - as reported                         $       0.24    $       0.29
                                                  ============    ============
    Diluted - pro forma                           $       0.24    $       0.28
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

      Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of mark to market adjustments for assumed mortgage debt relating to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and tenant improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

      Properties Held for Sale. The Company accounts for properties held for sale in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

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

      Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate"(SFAS No. 66). The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

      Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of March 31, 2004 and December 31, 2003, the Company did not record an allowance for doubtful accounts.

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

      Income Taxes. Income taxes for the TRS are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using estimated tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

      Reclassification. Certain amounts included in 2003 financial statements have been reclassified to conform with the 2004 presentation.

(3)   Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2004 and 2003:

                                                           Three months ended
                                                                 March 31,
                                                           2004            2003
                                                       ------------    ------------
BASIC

Income from continuing operations                      $     10,224    $      7,423
Less preferred dividends                                     (1,590)              -
                                                       ------------    ------------
Income allocable to common shareholders from
   continuing operations                                      8,634           7,423
Total income from discontinued operations                     1,754           1,340
                                                       ------------    ------------
Net income allocable to common shareholders            $     10,388    $      8,763
                                                       ============    ============

Weighted average number of common shares
    outstanding                                          42,474,808      29,983,496
                                                       ============    ============

Income per common share - basic:

Income from continuing operations                      $       0.20    $       0.25
Income from discontinued operations                            0.04            0.04
                                                       ------------    ------------
Net income                                             $       0.24    $       0.29
                                                       ============    ============

DILUTED

Income allocable to common shareholders from
    continuing operations -basic                       $      8,634    $      7,423

Incremental income attributed to assumed
    conversion of dilutive securities                         1,080           1,073
                                                       ------------    ------------
Income allocable to common shareholders from
    continuing operations - diluted                           9,714           8,496
Total income from discontinued operations - diluted           1,704           1,613
                                                       ------------    ------------
Net income allocable to common shareholders -
    diluted                                            $     11,418    $     10,109
                                                       ============    ============

Weighted average number of common shares used in
    calculation of basic earnings per share              42,474,808      29,983,496
Add incremental shares representing:
    Shares issuable upon exercise of employee share
        options                                             179,080         160,503
    Shares issuable upon conversion of dilutive
        securities                                        5,392,625       5,249,715
                                                       ------------    ------------

Weighted average number of shares used in
        calculation of diluted earnings per common
        share                                            48,046,513      35,393,714
                                                       ============    ============

Income per common share - diluted:
Income from continuing operations                      $       0.20    $       0.24
Income from discontinued operations                            0.04            0.05
                                                       ------------    ------------
Net income                                             $       0.24    $       0.29
                                                       ============    ============

(4)   Investments in Real Estate

      The following acquisitions were consummated during 2004:

            - The Company acquired a property in Wall, New Jersey net leased to New Jersey Natural Gas Co. for an aggregate capitalized cost of $37,563. The lease, which expires in June 2021, provides for average annual rent of $3,323. The purchase price was partially funded through the assumption of a non-recourse mortgage note valued at $30,036 which bears imputed interest at 6.25%, provides for annual debt service of $2,013 and fully amortizes by maturity in January 2021. The assumed mortgage had a face amount of $27,500 and a stated interest rate of 7.32%.

            - The Company purchased a property in Moody, Alabama for $11,559 net leased to TNT Logistics North America, Inc. through January 2014. The lease provides for average annual rent of $1,054. The purchase price was partially funded through a $7,675, non-recourse mortgage which bears interest at 4.98%, provides for annual debt service of $493 and matures January 2014 when a balloon payment of $6,350 is due.

            - The Company purchased a property in Redmond, Oregon for $16,485 net leased to T-Mobile USA, Inc. through January 2019. The lease provides for average annual rent of $1,552. The purchase price was partially funded through a $10,100, non-recourse mortgage which bears interest at 5.62%, provides for annual debt service of $697 and matures April 2014 when a balloon payment of $8,484 is due.

            - The Company purchased a property in Mission, Texas for $10,168 net leased to T-Mobile USA, Inc. through June 2015. The lease provides for average annual rent of $979. The purchase price was partially funded through a $6,570, non-recourse mortgage which bears interest at 5.78%, provides for annual debt service of $462 and matures June 2015 when a balloon payment of $5,371 is due.

            - The Company purchased a property in Centennial, Colorado for $24,977 net leased to The Shaw Group, Inc., through May 2013. The lease provides for average annual rent of $2,418. The purchase price was partially funded through the assumption of a $15,891, non-recourse mortgage which bears interest at 6.15%, provides for annual debt service of $1,177 and matures February 2013 when a balloon payment of $13,555 is due.

            - The Company purchased four properties in the Houston, Texas area for an aggregated capitalized cost of $131,231 net leased to Baker Hughes, Inc., through September 2015. The leases provide for average annual rents of $13,230. The purchase price was partially funded through four assumed non-cross collaterized, non-recourse mortgage notes valued at $123,642 with imputed interest rates of 6.25%, providing for current aggregate annual debt service of $10,866 and maturing September 2015 when an aggregate balloon payment of $33,811 is due. The assumed mortgages had an aggregate face amount of $110,696 and a stated interest rate of 8.04%.

      The Company has allocated $12,660 of the purchase price of these properties to intangible assets.

      The following pro forma operating information for the three months ended March 31, 2004 and 2003 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2004 and 2003 had been consummated as of January 1, 2003. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2003. Pro forma amounts are as follows:

                                                        March 31,
                                                   2004          2003
                                                ----------    ----------
                 Rental revenues                $   34,067    $   34,191
                 Net income                     $   11,125    $   11,432

                 Net income per common share
                      Basic                     $     0.22    $     0.38
                      Diluted                   $     0.22    $     0.36

(5)   Discontinued Operations

      During the three months ended March 31, 2004, the Company sold one property in Riverdale, Georgia and one property in DeWitt, New York, for aggregate net proceeds of $6,261, which resulted in an aggregate gain of $1,737. As of March 31, 2004, the Company had six properties held for sale and recorded an impairment charge of $1,732 relating to the difference between the basis for one property and the estimated net proceeds expected to be realized upon sale.

      The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                           Three Months Ended March 31,
                                               2004            2003
                                           ------------    ------------
               Rental revenues             $      2,747    $      2,117
               Pre-tax income,
                 including gains on sale   $      1,861    $      1,340

(6)   Investment in Joint Ventures

      The Company has six joint ventures. The entities are Lexington Acquiport Company, LLC (33 1/3% ownership), Lexington Acquiport Company II, LLC (25% ownership), Lexington/Lion Venture LP (30% ownership interest), Lexington Florence LLC (22.7% ownership interest), Lexington Columbia LLC (40% ownership interest) and Lexington Durham Limited Partnership (33 1/3% ownership interest).

      During 2004, Lexington/Lion Venture LP ("LION") purchased a property in New Lenox, Illinois net leased to Michaels Stores Procurement Company for $28,651. The lease, which expires January 2024, provides for annual net rent of $1,892. The purchase price was partially funded through an interest only $17,400 non-recourse mortgage which bears interest at 5.51%, provides for annual debt service of $972 and matures February 2014 when a balloon payment of $17,400 is due.

      In addition, the Company contributed a property to LION for $20,519 (subject to a current $12,718 non-recourse mortgage) net leased to Tower Automotive, Inc. This contribution was valued at the Company's carrying cost for the assets and liabilities.

      During 2004, the Company contributed a property to Lexington Acquiport Company II, LLC ("LAC II") for $30,286 net leased to Seimens Dematic Postal Automation, LP. This contribution was valued at the Company's carrying cost for the assets and liabilities. LAC II subsequent obtained a $22,000 non-recourse mortgage for the property which bears interest at 5.81%, provides for annual debt service of $1,551 and requires a balloon payment of $18,605 at maturity in February 2014.

      The following is summary combined balance sheet and income statement data as of March 31, 2004 and the three months ended March 31, 2004 and 2003 for the Company's joint venture investments:

                                                  2004
                                               ----------
                       Real estate, net        $  582,682
                       Mortgages payable       $  351,440

                                                  2004          2003
                                               ----------    ----------
                       Revenues                $   17,460    $   11,866
                       Expenses                    12,253         8,062
                                               ----------    ----------
                       Net income              $    5,207    $    3,804
                                               ==========    ==========

(7)   Concentration of Risk

      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months ended March 31, 2004 and 2003, no single tenant represented greater than 10% of revenues.

      Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(8)   Minority Interests

      In conjunction with several of the Company's acquisitions, sellers were given interests in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times, only at the option of the holders, for common shares on a one-for-one basis at various dates through November 2006 and are not otherwise mandatorily redeemable by the Company.

      As of March 31, 2004 there were 5,385,747 units outstanding. All units have stated distributions in accordance with the respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(9)   Commitments and Contingencies

      The Company is obligated under certain tenant leases, including leases for joint venture properties, to fund the expansion of the underlying leased properties.

      The Company is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      The Company has entered into binding letters of intent to purchase two properties upon completion of construction and commencement of rent from the tenants. The aggregate estimated obligation is $29,444.

(10)  Shareholders' Equity

      During the three months ended March 31, 2004, the Company issued 6,900,000 common shares at $20.92 per share raising net proceeds of $144,206.

(11)  Supplemental Disclosure of Statement of Cash Flow Information

      During 2004 and 2003, the Company paid $7,851 and $10,108, respectively, for interest.

      During 2004 and 2003, the Company issued 201,029 and 336,992 common shares, respectively, to certain employees and trustees resulting in $4,059 and $5,391 of deferred compensation, respectively. These common shares generally vest over 5 years. However, in certain situations the vesting only occurs if certain performance criteria are met.

      During 2004 and 2003, holders of an aggregate of 44,707 and 9,059 partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $509 and $124, respectively.

      During 2003, three officers repaid recourse notes due the Company, including accrued interest thereon, of $2,522 by delivering to the Company 156,189 common shares.

      See footnotes 4 and 6 for additional non-cash disclosures.

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

As of March 31, 2004, the Company owned, or had interests in, 127 real estate properties and managed 2 additional properties.

Critical Accounting Policies

The Company's accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of the Company's financial condition and results of operations and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

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

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 "Accounting for Sales of
Real Estate" (SFAS No. 66). The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

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

Liquidity and Capital Resources

Real Estate Assets. As of March 31, 2004, the Company's real estate assets were located in 34 states and contained an aggregate of approximately 25.8 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Of the Company's 127 properties, six provide for operating expense stops and one is subject to a modified gross lease. Approximately 98.9% of square feet is subject to a lease.

During the three months ended March 31, 2004, the Company purchased ten properties (including one purchased by a joint venture) for a capitalized cost of $260.6 million and sold two properties, for net cash proceeds of $6.3 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2004, the leases on the consolidated properties generated $33.0 million in rental revenue, including discontinued operations, compared to $27.0 million during the same period in 2003.

Common Share Offering. During the three months ended March 31, 2004, the Company completed a 6.9 million common share offering at $20.92 per share raising net proceeds of $144.2 million.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.35 per share to common shareholders of record as of April 30, 2004, payable on May 14, 2004. The Company's annualized common dividend rate is currently $1.40 per share. The Company also declared a preferred dividend of $0.503125 per share to preferred shareholders of record as of April 30, 2004, payable on May 17, 2004. The annual preferred dividend rate is $2.0125 per share.

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

Cash dividends paid to common shareholders increased to $14.4 million in 2004 compared to $10.2 million in 2003.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $23.6 million and $13.2 million for the three months ended March 31, 2004 and 2003, respectively.

Net cash used in investing activities totaled $32.6 million and $29.5 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in investing activities during each period was primarily attributable to the acquisition of and deposits made for real estate and the investment in joint ventures. Cash provided by investing activities relates to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $80.8 million and $16.6 million for the three months ended March 31, 2004 and 2003, respectively. Cash used in financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such partnership interests as of March 31, 2004, based on the current $1.40 annual dividend.

                                                Current      Total Current
                     Total                    Annualized      Annualized
                     Number     Affiliate      Per Unit      Distribution
Redemption Date    Of Units       Units      Distribution       ($000)
---------------    ---------    ---------    ------------    -------------
At any time        3,503,027    1,401,159    $       1.40    $       4,904
At any time        1,218,152       84,374            1.08            1,316
At any time          112,352       52,144            1.12              126
November 2004         24,552        2,856               -                -
March 2005            29,384            -               -                -
March 2005            12,893            -            1.40               18
January 2006         171,168          416               -                -
January 2006         231,763      120,662            1.40              324
February 2006         28,230        1,743               -                -
May 2006               9,368            -            0.29                3
November 2006         44,858       44,858            1.40               63
                   ---------    ---------    ------------    -------------
                   5,385,747    1,708,212    $       1.25    $       6,754
                   =========    =========    ============    =============

Affiliate units are held by two executive officers of the Company and are included in the total number of units.

Financing

Revolving Credit Facility. The Company's $100.0 million unsecured credit facility bears interest at LIBOR plus 150-250 basis points depending on the amount of properties owned by the Company free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of March 31, 2004, the Company was in compliance with all covenants, there were no borrowings outstanding on the facility, $95.8 million was available to be borrowed and $4.2 million in letters of credit were outstanding.

Financing Transactions. During the three months ending March 31, 2004, the Company, including joint ventures, completed the following financing transactions ($000's):

                                           Current
                                            Annual       Maturity
    Property          Amount     Rate    Debt Service    (Mo./Yr.)     Balloon
-----------------    --------    ----    ------------    ---------    --------
Waterloo, IA         $  6,800    5.61%   $        672         2/13    $  3,505
Mechanicsburg, PA      13,870    5.73%          1,045         3/14      10,501
Newport, OR             7,000    5.03%            470         8/11       5,980
Arlington, TX          22,000    5.81%          1,551         2/14      18,605
Moody, AL               7,675    4.98%            493         1/14       6,350
New Lenox, IL          17,400    5.51%            972         2/14      17,400
Mission, TX             6,570    5.78%            462         6/15       5,371
Redmond, OR            10,100    5.62%            697         4/14       8,484
Houston, TX           123,642    6.25%         10,866         9/15      33,811
Wall, NJ               30,036    6.25%          2,013         1/21           -
Centennial, CO         15,891    6.15%          1,177         2/13      13,555

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of March 31, 2004 a total of 65 of the Company's 105 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $661.7 million, including discontinued operations. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.69%. The estimated scheduled principal amortization payments for the remainder of 2004 and for 2005, 2006, 2007 and 2008 are $14.8 million, $21.0 million, $21.1 million, $25.8 million and $19.4 million, respectively. The estimated scheduled balloon payments for the remainder of 2004 and for 2005, 2006, 2007 and 2008, are $0, $12.5 million, $0, $0, and $70.5 million, respectively.

Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For seven of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of March 31, 2004, a Company property in Phoenix, Arizona was vacant.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $0.9 million.

Origination Fees Payable. In connection with certain acquisitions, the Company assumed obligations which bore interest on the outstanding principal balance only at 12.5%. The scheduled annual payments for each of the next five years is $0.1 per annum. As of March 31, 2004, $0.8 million is outstanding, of which $0.4 million is due to two executive officers of the Company.

The following summarizes the Company's principal contractual obligations as of March 31, 2004 ($000's):

                                    Remaining                                                      2009 and
                                       2004         2005        2006        2007        2008      thereafter     Total
                                    ----------    --------    --------    --------    --------    ----------    --------
Mortgages payable - normal
amortization                        $   14,771    $ 21,007    $ 21,095    $ 25,811    $ 19,425    $  137,521    $239,630
Mortgages payable -
balloon maturities                           -      12,491(2)        -           -      70,492       339,064     422,047
Credit facility                              -           -           -           -           -             -           -
Operating lease obligations (1)          1,131       1,502       1,502       1,502       1,502         7,173      14,312
Deferred installment obligations            28          37          85         110         110           429         799
                                    ----------    --------    --------    --------    --------    ----------    --------
                                    $   15,930    $ 35,037    $ 22,682    $ 27,423    $ 91,529    $  484,187    $676,788

(1) Amounts include rent for the Company's corporate office which is fixed through 2008 and adjusted to fair market value as determined at January 2009.

(2) The Company has the ability to extend the maturity of this mortgage to 2006.

Capital Expenditures. Due to the net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility.

Results of Operations

Three months ended March 31, 2004 compared with March 31, 2003
--------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total revenues in 2004 of $6.3 million, $5.3 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2003 and owned for the entire quarter in 2004 ($3.9 million) and (ii) properties purchased in 2004 ($1.5 million) offset by an increase in vacancy ($0.5 million). The remaining $1.0 million in revenue growth in 2004 was attributable to an increase in advisory fees of $0.6 million and tenant reimbursements of $0.4 million. The Company's general and administrative expenses increased by $1.2 million due primarily to greater personal costs ($0.4 million), trustee fees ($0.3 million) and occupancy costs ($0.2 million). The increase in property operating expenses of $0.6 million is due primarily to the Company acquiring properties in which it has property level operating expense responsibility. The increase in equity in earnings of joint ventures of $0.5 million is attributable to greater net income generated due to an increase in joint venture assets owned. The Company recorded a provision for income taxes of $0.8 million relating to the advisory fees generated and the earnings from real estate investments held by its taxable REIT subsidiaries. Net income increased in 2004 due to the net impact of items discussed above plus an increase of $0.9 million in income from discontinued operations due to an increase in the number of properties sold and classified as held for sale and a $1.3 million increase in gains on sale offset by a $1.7 million impairment charge.

The Company's non-consolidated entities had aggregate net income of $5.2 million in the first quarter of 2004 compared to $3.8 million in the first quarter of 2003. The increase in net income is primarily attributable to an increase in revenue of $5.6 million in 2004 attributable to the acquisition of properties in 2003 and 2004. These revenue sources were partially offset by an increase in (i) interest expense of $1.9 million in 2004 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $1.3 million in 2004 due to more depreciable assets owned and (iii) operating expenses of $0.9 million.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from joint ventures, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($15.2 million as of March 31, 2004 at a weighted average interest rate of 4.07%) and tenant monetary defaults.

Funds From Operations

The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." Impairment charges recorded are not added back to net income in arriving at FFO. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles.

The following table reconciles net income allocable to common shareholders to the Company's FFO for the three months ended March 31, 2004, and 2003 ($000's):

                                                  2004         2003
                                                --------     --------
Net income allocable to common shareholders     $ 10,388     $  8,763
Adjustments:
     Depreciation and amortization                 7,752        6,361
     Minority interest's share of net income         928        1,239
     Amortization of leasing commissions             181          200
     Gains on sale of properties                  (1,737)        (459)
     Joint venture adjustment - depreciation       1,314          908
                                                --------     --------
           Funds From Operations                $ 18,826     $ 17,012
                                                ========     ========

Cash flows from operating activities            $ 23,568     $ 13,184
Cash flows from investing activities            $(32,554)    $(29,488)
Cash flows from financing activities            $ 80,757     $ 16,627

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures. The Company has investments in various real estate joint ventures with varying structures. These investments include the Company's 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 22.7% non-controlling interest in Lexington Florence LLC; and its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership. The properties owned by the joint ventures are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

The Company invests in joint ventures with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See footnote 6 to the condensed consolidated financial statements for combined summary balance sheet and income statement data.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)

The Company's exposure to market risk relates primarily to its variable rate debt. As of March 31, 2004 and 2003, the Company's variable rate indebtedness was $15,151 and $80,549, respectively, which represented 2.3% and 14.6% of total long-term indebtedness, respectively. During the three months ended March 31, 2004 and 2003, this variable rate indebtedness had a weighted average interest rate of 3.2% and 4.0%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended March 31, 2004 and 2003 would have been reduced by approximately $180 and $149, respectively. As of March 31, 2004, the Company's fixed rate debt was $646,526 which represented 97.7% of total long-term indebtness. The weighted average interest rate as of March 31, 2004 of fixed rate debt was 6.75%, which is approximately 75 basis points higher than the fixed rate debt incurred by the Company during 2004. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations.

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

            32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

            32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith).

            (a) Reports on Form 8-K filed and/or furnished during the quarter ended March 31, 2004:

                  Form 8-K (filed February 2, 2004)

                  Form 8-K (filed March 1, 2004)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Lexington Corporate Properties Trust

Date: May 10, 2004                 By: /s/ T. Wilson Eglin
                                       -----------------------------------------
                                       T. Wilson Eglin
                                       Chief Executive Officer, President and
                                       Chief Operating Officer

Date: May 10, 2004                 By: /s/ Patrick Carroll
                                       -----------------------------------------
                                       Patrick Carroll
                                       Chief Financial Officer, Executive Vice
                                       President and Treasurer