Form 10-Q
period 2004-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2004-08-09
CIK 910108

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

Commission File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Maryland                               13-3717318
     ------------------------------                 ----------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                Identification No.)

      One Penn Plaza - Suite 4015
                  New York, NY                           10119
    ----------------------------------------          -----------
    (Address of principal executive offices)          (Zip code)

                                 (212) 692-7200
                 -----------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] . No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                 Yes [X]. No[ ]

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 48,316,079 common shares, par value $.0001 per share on August 4, 2004.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 2004 (Unaudited) and December 31, 2003
                 (in thousands, except share and per share data)

                                                                                    June 30,      December 31,
                                                                                      2004            2003
                                                                                  ------------    ------------
ASSETS:

Real estate, at cost                                                              $  1,324,298    $  1,162,395
Less: accumulated depreciation and amortization                                        171,556         160,623
                                                                                  ------------    ------------
                                                                                     1,152,742       1,001,772
Properties held for sale - discontinued operations                                      48,242          36,478
Cash and cash equivalents                                                              121,651          15,923
Investment in non-consolidated entities                                                 96,455          69,225
Deferred expenses, net                                                                   9,222          10,013
Rent receivable - current                                                                2,413               -
Rent receivable - deferred                                                              24,160          24,069
Intangible assets, net                                                                  27,773          14,736
Other assets                                                                            49,788          35,195
                                                                                  ------------    ------------
                                                                                  $  1,532,446    $  1,207,411
                                                                                  ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY:

Mortgages and notes payable                                                       $    725,992    $    455,940
Credit facility borrowings                                                                   -          94,000
Mortgage note payable - discontinued operations                                              -           1,445
Accounts payable and other liabilities                                                   5,730           7,308
Accrued interest payable                                                                 4,866           1,576
Deferred revenue                                                                         3,863             975
Prepaid rent                                                                             4,173           2,482
Origination fees payable, including accrued interest                                         -             808
                                                                                  ------------    ------------
                                                                                       744,624         564,534
Minority interests                                                                      59,449          59,220
                                                                                  ------------    ------------
                                                                                       804,073         623,754
                                                                                  ------------    ------------
Commitments and contingencies (note 11)

Common shares, par value $0.0001 per share, 287,888 shares issued and
           outstanding, liquidation preference $3,886                                    3,809           3,809
                                                                                  ------------    ------------

Shareholders' equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
           Series B Cumulative Redeemable Preferred, liquidation preference
           $79,000, 3,160,000 shares issued and outstanding                             76,315          76,315
Common shares, par value $0.0001 per share; authorized 80,000,000 shares,
           48,024,156, and 40,394,113 shares issued and outstanding in 2004 and
           2003, respectively                                                                5               4
Additional paid-in-capital                                                             757,055         601,501
Deferred compensation, net                                                              (9,308)         (6,265)
Accumulated distributions in excess of net income                                      (99,503)        (91,707)
                                                                                  ------------    ------------
                                                                                       724,564         579,848
                                                                                  ------------    ------------
                                                                                  $  1,532,446    $  1,207,411
                                                                                  ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three and six months ended June 30, 2004 and 2003
          (Unaudited and in thousands, except share and per share data)

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                        June 30,
                                                                      ----------------------------    ----------------------------
                                                                          2004            2003            2004            2003
                                                                      ------------    ------------    ------------    ------------
Gross revenues:
       Rental                                                         $     35,254    $     26,207    $     66,318    $     51,927
       Advisory fees                                                           777             181           1,727             506
       Tenant reimbursements                                                 1,348           1,226           2,873           2,333
                                                                      ------------    ------------    ------------    ------------
              Total gross revenues                                          37,379          27,614          70,918          54,766

Expense applicable to revenues:
       Depreciation and amortization                                        (9,292)         (6,847)        (17,123)        (13,167)
       Property operating                                                   (2,570)         (1,905)         (5,078)         (3,844)
General and administrative                                                  (2,549)         (2,405)         (6,023)         (4,674)
Non-operating income                                                           649             230             770             514
Interest and amortization expense                                          (12,330)         (9,517)        (21,676)        (19,112)
Debt satisfaction charges                                                        -          (7,685)              -          (7,685)
                                                                      ------------    ------------    ------------    ------------
Income (loss) before provision for income taxes, minority interests, equity in earnings of non-consolidated entities and
     discontinued operations                                                11,287            (515)         21,788           6,798
Provision for income taxes                                                    (488)              -          (1,253)              -
Minority interests                                                          (1,101)            245          (2,224)           (893)
Equity in earnings of non-consolidated entities                              1,717           1,397           3,521           2,742
                                                                      ------------    ------------    ------------    ------------
Income from continuing operations                                           11,415           1,127          21,832           8,647
                                                                      ------------    ------------    ------------    ------------

Discontinued operations, net of minority interest:
       Income from discontinued operations                                   1,353             672           2,910           1,456
       Impairment charge                                                      (478)              -          (2,212)              -
       Gains on sales of properties                                          2,327             684           4,065           1,143
                                                                      ------------    ------------    ------------    ------------
       Total discontinued operations                                         3,202           1,356           4,763           2,599
                                                                      ------------    ------------    ------------    ------------
Net income                                                                  14,617           2,483          26,595          11,246
Dividends attributable to preferred shares - Series B                       (1,590)           (212)         (3,180)           (212)
                                                                      ------------    ------------    ------------    ------------
Net income allocable to common shareholders                           $     13,027    $      2,271    $     23,415    $     11,034
                                                                      ============    ============    ============    ============

Income per common share-basic:
       Income from continuing operations                              $       0.21    $       0.03    $       0.41    $       0.27
       Income from discontinued operations                                    0.06            0.04            0.11            0.08
                                                                      ------------    ------------    ------------    ------------
       Net income                                                     $       0.27    $       0.07    $       0.52    $       0.35
                                                                      ============    ============    ============    ============
       Weighted average common shares outstanding-basic                 47,704,823      32,920,546      45,089,816      31,460,135
                                                                      ============    ============    ============    ============

Income per common shares-diluted:
       Income from continuing operations                              $       0.21    $       0.02    $       0.41    $       0.25
       Income from discontinued operations                                    0.06            0.04            0.11            0.08
                                                                      ------------    ------------    ------------    ------------
       Net income                                                     $       0.27    $       0.06    $       0.52    $       0.33
                                                                      ============    ============    ============    ============
       Weighted average common shares outstanding-diluted               47,805,758      38,333,046      45,224,600      36,872,837
                                                                      ============    ============    ============    ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2004 and 2003
                          (Unaudited and in thousands)

                                                                       2004          2003
                                                                    ----------    ----------
Net cash provided by operating activities                           $   46,866    $   29,177
                                                                    ----------    ----------
Cash flows from investing activities:
       Investment in convertible mortgage note                         (19,800)            -
       Investment in real estate properties and intangible assets      (79,225)      (24,690)
       Net proceeds from sale/transfer of properties                    58,450         7,807
       Real estate deposits, net                                        (5,875)       (4,273)
       Investment in non-consolidated entities                         (30,431)       (2,994)
       Distribution of loan proceeds from non-consolidated entities     12,996             -
       (Increase) decrease  in escrow deposits                          (5,551)          788
       Increase in leasing costs                                          (189)            -
                                                                    ----------    ----------
                  Net cash used in investing activities                (69,625)      (23,362)
                                                                    ----------    ----------
Cash flows from financing activities:
       Dividends to common and preferred shareholders                  (34,391)      (20,426)
       Dividend reinvestment plan proceeds                               5,213         3,034
       Change in credit facility borrowings, net                       (94,000)      (31,000)
       Principal amortization payments                                 (10,009)       (8,240)
       Principal payments on debt, excluding normal amortization        (1,264)      (78,084)
       Proceeds of mortgages and notes payable                         124,940        40,655
       Increase in deferred financing costs, net                          (934)         (534)
       Cash distributions to minority partners                          (5,603)       (3,506)
       Proceeds from the sale of common and preferred shares, net      144,564       150,364
       Origination fee amortization payments                               (29)         (189)
                                                                    ----------    ----------
                  Net cash provided by financing activities            128,487        52,074
                                                                    ----------    ----------
Cash attributable to newly consolidated entity                               -         1,578
                                                                    ----------    ----------
Change in cash and cash equivalents                                    105,728        59,467
Cash and cash equivalents, at beginning of period                       15,923        12,097
                                                                    ----------    ----------
Cash and cash equivalents, at end of period                         $  121,651    $   71,564
                                                                    ==========    ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2004

           (Unaudited and dollars in thousands, except per share data)

(1)   The Company

      Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of June 30, 2004, the Company had an ownership interest in 130 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 130 properties, six provide for operating expense stops and one is a modified gross lease.

      The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, the TRS will be subject to federal income taxes on the income from these activities.

      The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R and it had no impact.

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

      Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:

                                                   Three Months Ended June 30,
                                                     2004               2003
                                                   --------           --------
Net income allocable to common shareholders,
  as reported                                      $ 13,027           $  2,271
      Add:  Stock based employee compensation
      expense included in reported net income             -                  -
      Deduct:  Total stock based employee
      compensation expense determined under fair
      value based method for all awards                  64                127
                                                   --------           --------
Pro forma net income - basic                       $ 12,963           $  2,144
                                                   ========           ========

Net income per share - basic
      Basic - as reported                          $   0.27           $   0.07
                                                   ========           ========
      Basic - pro forma                            $   0.27           $   0.07
                                                   ========           ========

Net income allocable to common shareholders
  for diluted earnings per share                   $ 13,027           $  2,138
      Add:  Stock based employee compensation
      expense included in reported net income             -                  -
      Deduct:  Total stock based employee
      compensation expense determined under fair
      value based method for all awards                  64                127
                                                   --------           --------
Pro forma net income - diluted                     $ 12,963           $  2,011
                                                   ========           ========

Net income per share - diluted
      Diluted - as reported                        $   0.27           $   0.06
                                                   ========           ========
      Diluted - pro forma                          $   0.27           $   0.05
                                                   ========           ========

                                                   Six Months Ended June 30,
                                                     2004             2003
                                                   --------         --------
Net income allocable to common shareholders,
  as reported                                      $ 23,415         $ 11,034
      Add:  Stock based employee compensation
      expense included in reported net income             -                -
      Deduct:  Total stock based employee
      compensation expense determined under fair
      value based method for all awards                 127              255
                                                   --------         --------
Pro forma net income - basic                       $ 23,288         $ 10,779
                                                   ========         ========

Net income per share - basic
      Basic - as reported                          $   0.52         $   0.35
                                                   ========         ========
      Basic - pro forma                            $   0.52         $   0.34
                                                   ========         ========

Net income allocable to common shareholders
  for diluted earnings per share                   $ 23,415         $ 12,247
      Add:  Stock based employee compensation
      expense included in reported net income             -                -
      Deduct:  Total stock based employee
      compensation expense determined under fair
      value based method for all awards                 127              255
                                                   --------         --------
Pro forma net income - diluted                     $ 23,288         $ 11,992
                                                   ========         ========

Net income per share - diluted
      Diluted - as reported                        $   0.52         $   0.33
                                                   ========         ========
      Diluted - pro forma                          $   0.52         $   0.33
                                                   ========         ========

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above - market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue.

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

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of June 30, 2004 and December 31, 2003, the Company did not record an allowance for doubtful accounts.

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

(3)   Earnings per Share

      The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and six months ended June 30, 2004 and 2003:

                                                            Three months ended                Six months ended
                                                                  June 30,                        June 30,
                                                            2004            2003            2004            2003
                                                        ------------    ------------    ------------    ------------
BASIC

Income from continuing operations                       $     11,415    $      1,127    $     21,832    $      8,647
Less preferred dividends                                      (1,590)           (212)         (3,180)           (212)
                                                        ------------    ------------    ------------    ------------
Income allocable to common shareholders from
    continuing operations                                      9,825             915          18,652           8,435
Total income from discontinued operations                      3,202           1,356           4,763           2,599
                                                        ------------    ------------    ------------    ------------
Net income allocable to common shareholders             $     13,027    $      2,271    $     23,415    $     11,034
                                                        ============    ============    ============    ============

Weighted average number of common
    shares outstanding                                    47,704,823      32,920,546      45,089,816      31,460,135
                                                        ============    ============    ============    ============

Income per common share - basic:
Income from continuing operations                       $       0.21    $       0.03    $       0.41    $       0.27
Income from discontinued operations                             0.06            0.04            0.11            0.08
                                                        ------------    ------------    ------------    ------------
Net income                                              $       0.27    $       0.07    $       0.52    $       0.35
                                                        ============    ============    ============    ============

DILUTED

Income allocable to common shareholders from
    continuing operations - basic                       $      9,825    $        915    $     18,652    $      8,435
Incremental income (loss) attributed to assumed
    conversion of dilutive securities                              -            (245)              -             893
                                                        ------------    ------------    ------------    ------------
Income allocable to common shareholders from
    continuing operations - diluted                            9,825             670          18,652           9,328
Total income from discontinued operations - diluted            3,202           1,468           4,763           2,919
                                                        ------------    ------------    ------------    ------------
Net income allocable to common shareholders - diluted   $     13,027    $      2,138    $     23,415    $     12,247
                                                        ============    ============    ============    ============

Weighted average number of common shares used in
    calculation of basic earnings per share               47,704,823      32,920,546      45,089,816      31,460,135
Add incremental shares representing:

         Shares issuable upon exercise of employee
             share options                                   100,935         199,986         134,784         181,690
         Shares issuable upon conversion of
             dilutive securities                                   -       5,212,514               -       5,231,012
                                                        ------------    ------------    ------------    ------------
Weighted average number of shares used in
    calculation of diluted earnings per common share      47,805,758      38,333,046      45,224,600      36,872,837
                                                        ============    ============    ============    ============

Income per common share-diluted:
Income from continuing operations                       $       0.21    $       0.02    $       0.41    $       0.25
Income from discontinued operations                             0.06            0.04            0.11            0.08
                                                        ------------    ------------    ------------    ------------
Net income                                              $       0.27    $       0.06    $       0.52    $       0.33
                                                        ============    ============    ============    ============

(4)   Investments in Real Estate

      The following acquisitions were consummated during the second quarter of 2004:

      - The Company acquired a property in Jackson, Tennessee for a capitalized cost of $15,714 which is net leased to Kirkland's, Inc. The lease, which expires in May 2019, provides for average annual net rent of $1,398. The purchase price was partially funded through a $10,400 non-recourse mortgage note which bears interest at 5.93%, provides for annual debt service of $743 and matures in May 2014, when a balloon payment of $8,820 is due.

      - The Company purchased a property in Clive, Iowa for a capitalized cost of $9,292 which is net leased to Principal Life Insurance Company through January 2012. The lease provides for average annual net rent of $774. The purchase price was paid entirely with cash.

      - The Company purchased a property in Southfield, Michigan for a capitalized cost of $12,796 which is net leased to Federal-Mogul Corporation through January 2015. The lease provides for average annual net rent of $1,057. The purchase price was partially funded through the assumption of a $11,629 non-recourse mortgage note which bears interest at 4.55%, provides for annual debt service of $1,058 and matures in February 2015, when a balloon payment of $4,451 is due.

      The Company has allocated $5,374 of the purchase price of these properties to intangible assets.

      In addition, the Company sold two properties to a newly formed entity in which it has a 30% ownership interest. The properties were sold for $35,871 (subject to $22,788 in non-recourse mortgages) which approximated historical cost and accordingly, no gain or loss was realized.

      During the first quarter of 2004, the Company purchased nine properties for an aggregate capitalized cost of $231,983. The acquisitions were partially funded through the assumption of non-recourse mortgage notes valued at $169,569 (face value of $154,087) and $24,345 in new non-recourse mortgage notes. Detailed information relating to each acquisition is contained in the March 31, 2004 Form 10-Q.

      The following pro forma operating information for the six months ended June 30, 2004 and 2003 has been prepared as if all Company acquisitions and dispositions (including non-consolidated entities) in 2004 and 2003 had been consummated as of January 1, 2003. The information does not purport to be indicative of what the operating results of the Company would have been had the acquisitions and dispositions been consummated on January 1, 2003. Pro forma amounts are as follows:

                                           June 30,
                                       2004         2003
                                    ----------   ----------
      Rental revenues               $   70,569   $   70,939
      Net income                    $   22,646   $   15,968

      Net income per common share
            Basic                  $     0.43   $     0.50
            Diluted                $     0.43   $     0.46

      During the second quarter of 2004, the Company issued a $19,800 convertible mortgage note secured by a property in Carrollton, Texas which is net leased to Carlson Restaurants Worldwide, Inc. through December 2018. The Company has the election until December 2004 to convert the note along with an additional $2,200 in cash, into a 100% equity position in the property. The note, which currently bears interest at 8.20%, provides for interest only payments through December 2004. If the note is not converted due to no fault of the borrower the interest rate resets to 6.22% and annual debt service payments of $1,458 commence until the entire note is satisfied. If the note is not converted due to a reason beyond the Company's control, the interest rate resets to 8.00% and annual debt service payments of $1,745 commence until the entire note is satisfied. The convertible mortgage note is included in Other Assets in the accompanying Condensed Consolidated Balance Sheets.

(5)   Discontinued Operations

      During the three months ended June 30, 2004, the Company sold one property in Reno, Nevada and one in Bethesda, Maryland for aggregate net proceeds of $11,056, which resulted in an aggregate gain of $2,327. As of June 30, 2004, the Company had four properties held for sale and for the six months ended June 30, 2004 recorded an impairment charge of $2,212 relating to the difference between the basis for two properties and the estimated net proceeds expected to be realized upon sale. During the second quarter the Company reclassified a property from held for sale to operating real estate since it was no longer anticipated that the property would be sold within a twelve month period.

      The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                Three Months Ended June 30,
                                                   2004             2003
                                                ----------       ----------
      Rental revenues                           $    1,564       $    1,177
      Pre-tax income, including gains on sale   $    3,309       $    1,356

                                                 Six Months Ended June 30,
                                                    2004           2003
                                                ------------   ------------
      Rental revenues                           $      3,524   $      2,507
      Pre-tax income, including gains on sale   $      4,977   $      2,599

      Of the four properties held for sale as of June 30, 2004 one is subject to sale agreement. The purchaser has the ability to terminate the agreement for any reason during the due diligence period.

      During the first quarter of 2004, the Company sold two properties for an aggregate net proceeds of $6,261, which resulted in an aggregate gain of $1,737.

(6)   Investment in Non-Consolidated Entities

      As of June 30, 2004, the Company has investments in six non-consolidated entities. The entities are Lexington Acquiport Company, LLC (33 1/3% ownership interest), Lexington Acquiport Company II, LLC (25% ownership interest), Lexington/Lion Venture LP (30% ownership interest), Lexington Columbia LLC (40% ownership interest), Lexington Durham Limited Partnership (33 1/3% ownership interest) and Triple Net Investment Company LLC (30% ownership interest).

      During the second quarter of 2004, Lexington/Lion Venture LP ("LION") purchased a property in West Chester, Pennsylvania for a capitalized cost of $19,400 which is net leased to ING USA Annuity and Life Insurance Company. The lease, which expires May 2010, provides for average annual net rent of $2,038. The purchase price was partially funded through the assumption of a $11,379 non-recourse mortgage which bears interest at 6.75%, provides for annual debt service of $1,204 and fully amortizes by maturity in July 2019.

      In addition, LION purchased a property in Herndon, Virginia for a capitalized cost of $20,773 which is net leased to Equant N.V. The lease, which expires April 2015 provides for average annual net rent of $2,011. The purchase price was partially funded through a $12,450 non-recourse mortgage which bears interest at 5.92%, provides for annual debt service of $888 and matures in April 2015, when a balloon payment of $10,371 is due.

      During 2004, Triple Net Investment Company LLC, ("TNI"), was formed. The Company and its partner have committed to fund $15,000 and $35,000, respectively, to TNI. The partners share profits, losses, and cash flows pro-rata in proportion to their funding commitment, except that the Company does receive a promoted interest of 15% of any return in excess of an internal rate of return of 12%. TNI acquired a property in Antioch, Tennessee for a capitalized cost of $25,400 which is net leased to Dana Corporation. The lease, which expires October 2021, provides for average annual net rent of $2,585. The purchase price was partially funded through the assumption of a $14,900 non-recourse mortgage which bears interest at 7.94%, provides for annual debt service of $1,580 and matures in October 2011, when a balloon payment of $11,177 is due.


      In addition, the Company sold two properties to TNI for $35,871 (subject to $22,788 in non-recourse mortgages) which are net leased to The Shaw Group, Inc. and Bell South Corporation.

      During the second quarter of 2004, the Company purchased the entire 77.3% interest it did not already own in Lexington Florence LLC, which owns a property that is net leased to Washington Mutual Home Loans, Inc. for $6,137 and accordingly, consolidates the property. The property is subject to a non-recourse mortgage of $9,318 as of June 30, 2004.

      During the second quarter of 2004, the following non-recourse mortgage was obtained by a non-consolidated entity in addition to those related to acquisitions discussed above:

                                          Current
                              Maturity     Annual
      Entity   Amount  Rate    Date     Debt Service   Balloon
      ------   ------  -----   -----    ------------   -------
      LION     $7,690  4.76%   04/14       $  371      $ 6,784

      The following is summary combined balance sheet and income statement data as of June 30, 2004 and for the six months ended June 30, 2004 and 2003 for the Company's non-consolidated entities:

                            2004
                          --------
      Real estate, net    $658,905
      Intangibles, net    $ 16,560
      Mortgages payable   $410,230

                            2004       2003
                          --------   --------
      Revenues            $ 35,544   $ 24,723
      Expenses              25,496     16,972
                          --------   --------
      Net income          $ 10,048   $  7,751
                          ========   ========

      The non-consolidated entities pay the Company acquisition and asset management fees. The fees paid to the Company were $758 and $1,688 for the three and six months ended June 30, 2004 and $162 and $467 for the three and six months ended June 30, 2003.

      During the first quarter of 2004, LION purchased a property for a capitalized cost of $28,651 and partially funded the acquisition with a $17,400 non-recourse mortgage note. In addition, the Company contributed a property to LION for a capitalized cost of $20,519 (subject to a $12,757 non-recourse mortgage note) and a second property to LAC II for a capitalized cost of $30,286 on which LAC II obtained a $22,000 non-recourse mortgage note.

(7)   Mortgages and Notes Payable

      During the second quarter of 2004, the Company obtained non-recourse mortgages in addition to those discussed in note 4 as follows:

                                           Maturity   Current Annual
         Property          Amount   Rate     Date      Debt Service   Balloon
      -----------------   --------  -----   ------     ------------   -------
      Overland Park, KS   $ 37,620  5.83%    5/19       $    2,224    $31,819
      Kansas City, MO     $ 17,950  5.83%    5/19       $    1,061    $15,182
      Baton Rouge, LA     $  6,955  4.90%   10/12       $      443    $ 5,955

      During the first quarter of 2004, the Company obtained an aggregate of $27,670 in non-recourse mortgage notes, in addition to the amounts discussed in note 4, with a weighted average fixed interest rate of 5.52%.

      During the six months ended June 30, 2004, the Company repaid $94,000 on its line of credit.

(8)   Concentration of Risk

      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months and six months ended June 30, 2004 and 2003, no single tenant represented greater than 10% of rental revenues.

      Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(9)   Minority Interests

      In conjunction with several of the Company's acquisitions in prior years, sellers were given units in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times, only at the option of the holders, for common shares on a one-for-one basis at various dates through November 2006 and are not otherwise mandatorily redeemable by the Company.

      As of June 30, 2004, there were 5,330,401 units outstanding. All units have stated distributions in accordance with the respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(10)  Shareholders' Equity

      During the first quarter of 2004, the Company issued 6,900,000 common shares at $20.92 per share raising net proceeds of $144,206.

(11)  Commitments and Contingencies

      The Company is obligated under certain tenant leases, including leases for non-consolidated entities to fund the expansion of the underlying leased properties.

      The Company is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

      The Company has entered into binding letters of intent to purchase two properties upon completion of construction and commencement of rent from the tenants. The aggregate estimated obligation is $29,444. Subsequent to quarter end, LAC II purchased one of the two properties for $13,788.

(12)  Supplemental Disclosure of Statement of Cash Flow Information

      During 2004 and 2003, the Company paid $18,257 and $20,241, respectively, for interest.

      During 2004 and 2003, the Company issued 201,029 and 336,992 non-vested common shares, respectively, to certain employees and trustees resulting in $4,057 and $5,391 of deferred compensation, respectively. These common shares generally vest over 5 years. However, in certain situations the vesting only occurs if certain performance criteria are met.

      During 2004 and 2003, holders of an aggregate of 100,053 and 53,395 operating partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $1,299 and $682, respectively.

      During 2003, three officers repaid recourse notes due the Company, including accrued interest thereon, of $2,522 by delivering to the Company 156,189 common shares.

      See footnotes 4 and 6 for additional non-cash disclosures.

(13)  Subsequent Events

      Subsequent to June 30, 2004, the Company purchased four properties for $67,076. In connection with these acquisitions the Company assumed $39,094 in non-recourse mortgage debt.

      In addition, LAC II purchased a property for $13,788 and obtained a $10,500 non-recourse mortgage on the property.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three and six month periods ended June 30, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's quarterly report on Form 10-Q for the three months ended March 31, 2004. Historical results may not be indicative of future performance.

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "estimates," "projects" or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs, (v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, and (viii) increases in operating costs. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

General

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, acquires, owns and manages net-leased commercial properties. The Company believes that it has operated as a REIT since October 1993.

As of June 30, 2004, the Company owned, or had interests in, 130 real estate properties and managed 2 additional properties.

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

Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other values of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demands. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair market value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents.

The aggregate value of the other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

Impairment of Real Estate. The Company evaluates the carrying value of all real estate held to determine if impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Liquidity and Capital Resources

Real Estate Assets. As of June 30, 2004, the Company's real estate assets were located in 33 states and contained an aggregate of approximately 27.7 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Of the Company's 130 properties, six provide for operating expense stops and one is subject to a modified gross lease. Approximately 98.7% of square feet is subject to a lease.

During the six months ended June 30, 2004, the Company purchased 16 properties (including non-consolidated entities) for a capitalized cost of $364 million (including $119.2 million by non-consolidated entities) and sold four properties to third parties, resulting in a gain of $4.1 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2004, the leases on the consolidated properties generated $69.8 million in rental revenue, including discontinued operations, compared to $54.4 million during the same period in 2003.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.35 per share to common shareholders of record as of June 30, 2004, payable on August 13, 2004. The Company's annualized common dividend rate is currently $1.40 per share. The Company also declared a preferred dividend of $0.503125 per share to preferred shareholders of record as of June 30, 2004, payable on August 16, 2004. The annual preferred dividend rate is $2.0125 per share.

In connection with its intention to continue to qualify as a REIT for Federal income tax purposes, the Company expects to continue paying regular common and preferred dividends to its shareholders. These dividends are expected to be paid from operating cash flows which are expected to increase over time due to property acquisitions and growth in rental revenues in the existing portfolio and from other sources. Since cash used to pay dividends reduces amounts available for capital investments, the Company generally intends to maintain a conservative dividend payout ratio, reserving such amounts as it considers necessary for the expansion of properties in its portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as the Company's board of trustees considers appropriate.

Cash dividends paid to common shareholders increased to $31.2 million in 2004 compared to $20.4 million in 2003.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $46.9 million and $29.2 million for the six months ended June 30, 2004 and 2003, respectively.

Net cash used in investing activities totaled $69.6 million and $23.4 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in investing activities during each period was primarily attributable to the acquisition of and deposits made for real estate and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $128.5 million and $52.1 million for the six months ended June 30, 2004 and 2003, respectively. Cash used in financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such operating partnership interests as of June 30, 2004, based on the current $1.40 annual dividend.

                                            Current     Total Current
                    Total                  Annualized     Annualized
                    Number    Affiliate     Per Unit     Distribution
Redemption Date    Of Units     Units     Distribution      ($000)
---------------   ----------  ---------   ------------  -------------
At any time        3,447,681  1,401,159   $       1.40  $       4,827
At any time        1,218,152     84,374           1.08          1,316
At any time          112,352     52,144           1.12            126
November 2004         24,552      2,856             --             --
March 2005            29,384         --             --             --
March 2005            12,893         --           1.40             18
January 2006         171,168        416             --             --
January 2006         231,763    120,662           1.40            324
February 2006         28,230      1,743             --             --
May 2006               9,368         --           0.29              3
November 2006         44,858     44,858           1.40             63
                  ----------  ---------   ------------  -------------
                   5,330,401  1,708,212   $       1.25  $       6,677
                  ==========  =========   ============  =============

Affiliate units are held by two executive officers of the Company and are included in the total number of units.

Share Repurchase Program

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. As of June 30, 2004, 1.4 million common shares/operating partnership units have been repurchased and the last repurchase occurred in September 2001.

Financing

Revolving Credit Facility. The Company's $100.0 million unsecured credit facility bears interest at a rate of LIBOR plus 150-250 basis points depending on the amount of properties owned by the Company free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of June 30, 2004, the Company was in compliance with all covenants, there were no borrowings outstanding on the facility, $95.8 million was available to be borrowed and $4.2 million in letters of credit were outstanding.

Financing Transactions. During the six months ending June 30, 2004, the Company, including non-consolidated entities, completed the following financing transactions ($000's):

                                            Current
                                          Annual Debt  Maturity
     Property        Amount     Rate        Service    (Mo./Yr.)  Balloon
------------------   -------   -------    -----------  ---------  -------
Herndon, VA(3)       $12,450      5.92%    $     888     04/15    $10,371
Jackson, TN           10,400      5.93%          743     05/14      8,820
Overland Park, KS     37,620      5.83%        2,224     05/19     31,819
Kansas City, MO       17,950      5.83%        1,061     05/19     15,182
Baton Rouge, LA(3)     6,955      4.90%          443     10/12      5,955
Logan Township, NJ(3)  7,690      4.76%          371     04/14      6,784
West Chester, PA(3)   11,379      6.75%        1,204     07/19          -
Southfield, MI        11,629      4.55%        1,058     02/15      4,451
Antioch, TN(3)        14,900      7.94%        1,580     10/11     11,177
Waterloo, IA           6,800      5.61%          672      2/13      3,505
Mechanicsburg, PA     13,870      5.73%        1,045      3/14     10,501
Newport, OR            7,000      5.03%          470      8/11      5,980
Arlington, TX(3)      22,000      5.81%        1,551      2/14     18,605
Moody, AL              7,675      4.98%          493      1/14      6,350
New Lenox, IL(3)      17,400      5.51%          972      2/14     17,400
Mission, TX            6,570      5.78%          462      6/15      5,371
Redmond, OR           10,100      5.62%          697      4/14      8,484
Houston, TX(1)       123,642      6.25%       10,866      9/15     33,811
Wall, NJ(2)           30,036      6.25%        2,013      1/21         --
Centennial, CO(3)     15,891      6.15%        1,177      2/13     13,555

(1)   Face amount of debt is $110,696 and the stated interest rate is 8.04%.
(2)   Face amount of debt is $27,500 and the stated interest rate is 7.32%.
(3)   Property owned by a non-consolidated entity.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of June 30, 2004, a total of 68 of the Company's 105 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $726 million. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.61%. The estimated scheduled principal amortization payments for the remainder of 2004 and for 2005, 2006, 2007 and 2008 are $9.1 million, $21.0 million, $21.5 million, $26.5 million and $20.2 million, respectively. The estimated scheduled balloon payments for the remainder of 2004 and for 2005, 2006, 2007 and 2008 are $0, $12.6 million, $0,
$0 and $70.5 million, respectively.

Lease Obligations. Since the Company's tenants bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For seven of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of June 30, 2004, the Company had 2 vacant properties.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $1.0 million.

The following summarizes the Company's principal contractual obligations as of June 30, 2004 ($000's):

                                  Remaining                                                  2009 and
    Contractual Obligations          2004      2005          2006       2007       2008     thereafter   Total
-------------------------------   ---------  --------      --------   --------   --------   ----------  --------
Mortgages payable - normal
amortization                      $  9,147   $ 20,990      $ 21,490   $ 26,514   $ 20,163   $  150,403  $248,707
Mortgages payable -
balloon maturities                      --     12,569(2)         --         --     70,492      394,224   477,285
Credit facility                         --         --            --         --         --           --        --
Operating lease obligations (1)        788      1,577         1,577      1,577      1,577        9,282    16,378
                                  --------   --------      --------   --------   --------   ----------  --------
                                  $  9,935   $ 35,136      $ 23,067   $ 28,091   $ 92,232   $  553,909  $742,370
                                  ========   ========      ========   ========   ========   ==========  ========

      (1) Amounts include rent for the Company's corporate office which is fixed through 2008 and adjusted to fair market value as determined at January 2009.

      (2) The Company has the ability to extend the maturity of this mortgage to 2006.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility.

Results of Operations

Three months ended June 30, 2004 compared with June 30, 2003

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2004 of $9.8 million, $9.1 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2003 and owned during 2004 ($3.5 million), (ii) properties purchased in 2004 ($5.8 million), (iii) new leases and lease extensions in 2004 ($0.3 million) offset by an increase in vacancy ($0.6 million). The remaining $0.7 million increase in gross revenues in 2004 was primarily attributable to an increase in LRA advisory fees of $0.6 million ($0.5 million in acquisition fees and $0.1 million in asset management fees). The increase in interest expense of $2.8 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments, mortgage satisfactions and lower variable interest rates. The reduction of $7.7 million in debt satisfaction charges in 2004 results from the timing of mortgage satisfactions. The increase in depreciation and amortization of $2.4 million is due primarily to the growth in real estate. The increase in property operating expenses of $0.7 million is due primarily to the Company acquiring properties in which it has property level operating expense responsibility and an increase in vacancy offset by the reduction in costs for the Warren, Ohio property due to the tenant's emergence from bankruptcy. The Company recorded a provision for income taxes of $0.5 million in 2004 relating to the advisory fees generated and the earnings from real estate investments held by its taxable REIT subsidiaries. Minority interest expense increased $1.3 million due to the increase in earnings at the partnership level. Net income increased in 2004 primarily due to the net impact of items discussed above plus an increase of $0.7 million in income from discontinued operations and a $1.6 million increase in gains on sale offset by a $0.5 million impairment charge in 2004.

Equity in earnings of non-consolidated entities increased by $0.3 million as described as follows. The Company's non-consolidated entities had aggregate net income of $4.8 million for the three months ended June 30, 2004 compared to $3.9 million in the comparable period in 2003. The increase in net income is primarily attributable to an increase in revenue of $5.2 million in 2004 attributable to the acquisition of properties in 2003 and 2004. These revenue sources were partially offset by an increase in (i) interest expense of $1.9 million in 2004 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $2.0 million in 2004 due to more depreciable assets owned and (iii) operating expenses of $0.5 million.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($14.6 million as of June 30, 2004 at a weighted average interest rate of 4.61%) and tenant monetary defaults.

Six months ended June 30, 2004 compared with June 30, 2003

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2004 of $16.2 million, $14.4 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2003 and owned during 2004 ($7.4 million), (ii) properties purchased in 2004 ($7.4 million) and (iii) new leases and lease extensions in 2004 ($0.4 million) offset by an increase in vacancy ($1.1 million). The remaining $1.8 million increase in gross revenues in 2004 was primarily attributable to an increase in LRA advisory fees of $1.2 million ($1.0 million in acquisition fees and $0.2 million in asset management fees) and an increase ($0.5 million) in tenant reimbursements. The increase in interest expense of $2.6 million is due to the growth of the Company's portfolio and has been partially offset by interest savings resulting from scheduled principal amortization payments, mortgage satisfactions and lower variable interest rates. The increase in depreciation and amortization of $4.0 million is due primarily to the growth in real estate. The Company's general and administrative expenses increased by $1.3 million due primarily to the greater deferred compensation expense amortization ($0.4 million), trustee fees ($0.3 million), personnel costs ($0.2 million) and filing fees and shareholder communication costs ($0.2 million). The increase in property operating expenses of $1.2 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy offset by the reduction in costs for the Warren, Ohio property due to the tenant's emergence from bankruptcy. Debt satisfaction charges of $7.7 million were incurred in 2003 due to the payoff of certain mortgages. In 2004, the Company recorded a provision for income taxes of $1.3 million relating to the advisory fees generated and the earnings from real estate investments held by its taxable REIT subsidiaries. Minority interest expense increased in 2004 by $1.3 million due to the increase in earnings at the partnership level. Net income increased in 2004 primarily due to the positive impact of items discussed above plus an increase of $1.5 million in income from discontinued operations and a $2.9 million increase in gains on sale offset by a $2.2 million impairment change in 2004.

Equity in earnings of non-consolidated entities increased by $0.8 million as described as follows. The Company's non-consolidated entities had aggregate net income of $10.0 million for the six months ended June 30, 2004 compared to $7.8 million in the comparable period in 2003. The increase in net income is primarily attributable to an increase in revenue of $10.8 million in 2004 attributable to the acquisition of properties in 2003 and 2004. These revenue sources were partially offset by an increase in (i) interest expense of $3.8 million in 2004 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $3.3 million in 2004 due to more depreciable assets owned and (iii) operating expenses of $1.4 million.

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

The following table reconciles net income allocable to common shareholders to the Company's FFO for the six months ended June 30, 2004 and 2003 ($000's):

                                                    2004         2003
                                                 ---------    ---------
Net income allocable to common shareholders      $  23,415    $  11,034
Adjustments:
       Depreciation and amortization                16,860       13,221
       Minority interest's share of net income       2,109        1,101
       Amortization of leasing commissions             365          400
       Gains on sale of properties                  (4,065)      (1,143)
       Joint venture adjustment - depreciation       2,873        1,889
                                                 ---------    ---------
                Funds From Operations            $  41,557    $  26,502
                                                 =========    =========

Cash flows from operating activities             $  46,866    $  29,177
Cash flows from investing activities             $ (69,625)   $ (23,362)
Cash flows from financing activities             $ 128,487    $  52,074

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities. As of June 30, 2004, the Company has investments in various real estate entities with varying structures. These investments include the Company's 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 30% non-controlling interest in Triple Net Investment Company LLC; and its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

The Company invests in entities with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See footnote 6 to the condensed consolidated financial statements for combined summary balance sheet and income statement data relating to these entities.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)

The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of June 30, 2004 and 2003, the Company's variable rate indebtedness was $14,631 and $46,697, respectively, which represented 2.0% and 10.5% of total long-term indebtedness, respectively. During the three months and six months ended June 30, 2004 and 2003, this variable rate indebtedness had a weighted average interest rate of 4.2% and 3.3%, and 4.3% and 4.1%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended June 30, 2004 and 2003 would have been reduced by approximately $38 and $130, respectively, and for the six months ended June 30, 2004 and 2003 net income would have been reduced by $218 and $300, respectively. As of June 30, 2004 and 2003, the Company's fixed rate debt was $711,361 and $398,200, respectively, which represented 98.0% and 89.5%, respectively, of total long-term indebtness. The weighted average interest rate as of June 30, 2004 of fixed rate debt was 6.6%, which is approximately 100 basis points higher than the fixed rate debt incurred by the Company during 2004. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $1,349 and $2,515 for the three and six months ended June 30, 2004 and by $868 and $2,042 for the three and six months ended June 30, 2003.

                         ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), (the "Exchange Act") as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b) Internal Control Over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.     Legal Proceedings - not applicable.

ITEM 2.     Changes in Securities and Use of Proceeds - not applicable.

ITEM 3.     Defaults Upon Senior Securities - not applicable.

ITEM 4.     Submission of Matters to a Vote of Security Holders.

            At the Company's 2004 Annual Meeting of Shareholders held on May 26, 2004, the following action was taken:

            The shareholders elected nine individuals nominated to serve as trustees of the Company until the 2005 Annual Meeting of Shareholders, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the 2004 Annual Meeting of Shareholders. The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them follows:

            Nominee for Trustee      For     Withhold
            -------------------  ----------  ---------
            E. Robert Roskind    43,042,071    425,034
            Richard J. Rouse     43,047,631    446,474
            T. Wilson Eglin      43,047,415    444,690
            Geoffrey Dohrmann    43,114,458    379,647
            Carl D. Glickman     43,198,896    295,209
            James Grosfeld       43,224,645    269,460
            Kevin W. Lynch       43,137,479    356,626
            Stanley R. Perla     43,136,134    357,971
            Seth M. Zachary      41,807,389  1,686,716

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

            (a) Reports on Form 8-K filed and/or furnished during the quarter ended June 30, 2004:

                  Form 8-K (filed April 1, 2004)

                  Form 8-K (filed May 4, 2004)

                  Form 8-K (filed June 15, 2004)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Lexington Corporate Properties Trust

Date: August 9, 2004                    By: /s/ T. Wilson Eglin
                                            ------------------------------------
                                            T. Wilson Eglin
                                            Chief Executive Officer,
                                            President and Chief Operating
                                            Officer

Date: August 9, 2004                    By: /s/ Patrick Carroll
                                            ------------------------------------
                                            Patrick Carroll
                                            Chief Financial Officer,
                                            Executive Vice President and
                                            Treasurer