Form 10-Q/A
period 2004-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2004-08-12
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________________ to ________________

Commission  File Number    1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
                ________________________________________________
             (Exact name of registrant as specified in its charter)


                         Maryland                                13-3717318
              ______________________________                  ________________
             (State or other jurisdiction of                  (I.R.S. Employer
              incorporation or organization)                 Identification No.)

                   355 Lexington Avenue
                       New York, NY                                 10017
              ______________________________                     ___________
         (Address of principal executive offices)                (Zip code)

                                 (212) 692-7200
                    _________________________________________
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  x .  No
                                       ----     ----

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                    Yes  x .  No    .
                                       ----     ----

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 48,316,079 common shares, par value $.0001 per share on August 4, 2004.

EXPLANATORY NOTE

Lexington Corporate Properties Trust (the "Company") files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 9, 2004 (the "Quarterly Report"). In this Amendment No. 1, the Company hereby amends Part II, Item 4 of its Quarterly Report to correct the disclosure of the number of "withheld" votes in connection with the election of E. Robert Roskind and T. Wilson Eglin as trustees of the Company at the Company's 2004 Annual Meeting of Shareholders held on May 26, 2004. Due to a typographical error, the number of "withheld" votes for Mr. Roskind was incorrectly disclosed as 425,034 and should have been disclosed as 452,034 and the number of "withheld" votes for Mr. Eglin was incorrectly disclosed as 444,690 and should have been disclosed as 446,690. No other changes are made to the Quarterly Report.

                          PART II - OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders.

               At the Company's 2004 Annual Meeting of Shareholders held on May 26, 2004, the following action was taken:

               The shareholders elected nine individuals nominated to serve as trustee of the Company until the 2005 Annual Meeting of Shareholders, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the 2004 Annual Meeting of Shareholders. The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them follows:


                Nominee for Trustee           For          Withhold
                -------------------           ---          --------

                E. Robert Roskind         43,042,071       452,034

                Richard J. Rouse          43,047,631       446,474

                T. Wilson Eglin           43,047,415       446,690

                Geoffrey Dohrmann         43,114,458       379,647

                Carl D. Glickman          43,198,896       295,209

                James Grosfeld            43,224,645       269,460

                Kevin W. Lynch            43,137,479       356,626

                Stanley R. Perla          43,136,134       357,971

                Seth M. Zachary           41,807,389      1,686,716



ITEM 6.        Exhibits and Reports on Form 8-K

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

               (b) Reports on Form 8-K filed and/or furnished during the quarter ended June 30, 2004

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


                           Lexington Corporate Properties Trust




Date: August 12, 2004      By:    /s/ T. Wilson Eglin
      ---------------          --------------------------------------------
                               T. Wilson Eglin
                               Chief Executive Officer, President and Chief
                               Operating Officer





Date: August 12, 2004      By:    /s/ Patrick Carroll
      ---------------          --------------------------------------------
                               Patrick Carroll
                               Chief Financial Officer, Executive Vice President
                               and Treasurer