Form 10-Q
period 2004-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2004-11-09
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386


                      LEXINGTON CORPORATE PROPERTIES TRUST
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  Maryland                                      13-3717318
       ------------------------------                        ----------------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)


         One Penn Plaza - Suite 4015
                New York, NY                                       10119
       ------------------------------                           -----------
  (Address of principal executive offices)                      (Zip code)


                                 (212) 692-7200
                    -----------------------------------------
              (Registrant's telephone number, including area code)





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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 48,469,219 common shares, par value $.0001 per share on November 4, 2004.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2004 (Unaudited) and December 31, 2003
                 (in thousands, except share and per share data)


                                                                                        September 30,               December 31,
                                                                                            2004                        2003
                                                                                            ----                        ----

Assets:

Real estate, at cost                                                                   $   1,335,650               $ 1,162,395
Less: accumulated depreciation and amortization                                              180,660                   160,623
                                                                                         -----------                 ---------
                                                                                           1,154,990                 1,001,772
Properties held for sale - discontinued operations                                            39,327                    36,478
Cash and cash equivalents                                                                    106,123                    15,923
Investment in non-consolidated entities                                                      123,574                    69,225
Deferred expenses, net                                                                         9,232                    10,013
Rent receivable - current                                                                        136                        --
Rent receivable - deferred                                                                    25,313                    24,069
Intangible assets, net                                                                        27,464                    14,736
Other assets                                                                                  44,057                    35,195
                                                                                         -----------                 ---------
                                                                                       $   1,530,216               $ 1,207,411
                                                                                         ===========                ==========
Liabilities and Shareholders' Equity:

Mortgages and notes payable                                                            $     725,845               $   455,940
Credit facility borrowings                                                                        --                    94,000
Mortgage note payable - discontinued operations                                                   --                     1,445
Accounts payable and other liabilities                                                         9,749                     7,308
Accrued interest payable                                                                       2,444                     1,576
Deferred revenue                                                                               4,089                       975
Prepaid rent                                                                                   5,508                     2,482
Origination fees payable, including accrued interest                                              --                       808
                                                                                         ------------                ---------
                                                                                             747,635                   564,534
Minority interests                                                                            58,538                    59,220
                                                                                         -----------                 ---------
                                                                                             806,173                   623,754
                                                                                         -----------                 ---------
Commitments and contingencies (note 11)

Common shares, par value $0.0001 per share, 287,888 shares issued and
      outstanding, liquidation preference $3,886                                               3,809                     3,809
                                                                                         -----------                 ---------


Shareholders' equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
      Series B Cumulative Redeemable Preferred, liquidation preference
      $79,000, 3,160,000 shares issued and outstanding                                        76,315                    76,315
Common shares, par value $0.0001 per share; authorized 80,000,000 shares,
      48,177,108, and 40,394,113 shares issued and outstanding in 2004 and
      2003, respectively                                                                           5                         4


Additional paid-in-capital                                                                   759,817                   601,501
Deferred compensation, net                                                                    (9,063)                   (6,265)
Accumulated distributions in excess of net income                                           (106,840)                  (91,707)
                                                                                         ------------                ----------
                                                                                             720,234                   579,848
                                                                                         -----------                 ---------
                                                                                       $   1,530,216               $ 1,207,411
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

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

            Three and nine months ended September 30, 2004 and 2003 (Unaudited and in thousands, except share and per share data)




                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                      September 30,
                                                                              -------------                      -------------
                                                                               2004            2003            2004            2003
                                                                               ----            ----            ----            ----

Gross revenues:
             Rental                                                    $     35,662    $     27,409    $    101,605    $     78,926
             Advisory fees                                                    1,448             184           3,174             690
             Tenant reimbursements                                            1,396           1,106           4,270           3,439
                                                                         ----------      ----------      ----------      ----------
                     Total gross revenues                                    38,506          28,699         109,049          83,055


Expense applicable to revenues:
             Depreciation and amortization                                  (11,198)         (7,093)        (28,264)        (20,203)
             Property operating                                              (2,999)         (2,193)         (8,076)         (6,037)
General and administrative                                                   (3,969)         (2,617)         (9,990)         (7,291)
Non-operating income                                                          1,815             789           2,586           1,303
Interest and amortization expense                                           (12,578)         (8,314)        (34,254)        (27,425)
Debt satisfaction charges                                                        --              --              --          (7,685)
                                                                         ----------      ----------      ----------      ----------


Income before provision for income taxes, minority interests, equity in       9,577           9,271          31,051          15,717
     earnings of non-consolidated entities and discontinued
     operations
Provision for income taxes                                                     (243)             --          (1,497)             --
Minority interests                                                             (766)         (1,512)         (2,985)         (2,390)
Equity in earnings of non-consolidated entities                               1,862           1,414           5,383           4,156
                                                                         ----------      ----------      ----------      ----------
Income from continuing operations                                            10,430           9,173          31,952          17,483
                                                                         ----------      ----------      ----------      ----------

Discontinued operations, net of minority interest:
             Income from discontinued operations                              1,295             789           4,516           2,582
             Impairment charge                                                 (562)             --          (2,775)             --
             Gains on sales of properties                                        --              --           4,065           1,143
                                                                         ----------      ----------      ----------      ----------
             Total discontinued operations                                      733             789           5,806           3,725
                                                                         ----------      ----------      ----------      ----------
Net income                                                                   11,163           9,962          37,758          21,208
Dividends attributable to preferred shares - Series B                        (1,590)         (1,590)         (4,770)         (1,802)
                                                                         ----------      ----------      ----------      ----------
Net income allocable to common shareholders                            $      9,573    $      8,372    $     32,988    $     19,406
                                                                         ==========      ==========      ==========      ==========

Income per common share-basic:
             Income from continuing operations                         $       0.18    $       0.22    $       0.59    $       0.48
             Income from discontinued operations                               0.02            0.02            0.13            0.12
                                                                         ----------      ----------      ----------      ----------
             Net income                                                $       0.20    $       0.24    $       0.72    $       0.60
                                                                         ==========      ==========      ==========      ==========


             Weighted average common shares outstanding-basic            47,901,818      34,780,279      46,033,992      32,579,011
                                                                         ==========      ==========      ==========      ==========

Income per common share-diluted:
             Income from continuing operations                         $       0.18    $       0.22    $       0.59    $       0.47
             Income from discontinued operations                               0.01            0.02            0.12            0.11
                                                                         ----------      ----------      ----------      ----------
             Net income                                                $       0.19    $       0.24    $       0.71    $       0.58
                                                                         ==========      ==========      ==========      ==========

             Weighted average common shares outstanding-diluted          53,349,746      34,973,430      51,521,655      37,989,563
                                                                         ==========      ==========      ==========      ==========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 2004 and 2003
                          (Unaudited and in thousands)


                                                                                   2004                       2003
                                                                             ----------                -----------

Net cash provided by operating activities                                   $    70,024               $     50,019
                                                                             ----------                -----------

Cash flows from investing activities:
    Investment in convertible mortgage receivable                               (19,800)                        --
    Investment in real estate properties and intangible assets                 (137,758)                  (141,707)
    Net proceeds from sale/transfer of properties                                90,220                      7,807
    Real estate deposits, net                                                       353                     (5,417)
    Investment in and advances to non-consolidated entities                     (53,586)                    (3,854)
    Increase in escrow deposits                                                  (2,022)                       775
    Distribution of loan proceeds from non-consolidated entities                 15,629                         --
    Increase in deferred lease costs                                               (197)                      (388)
                                                                            ------------               -----------
         Net cash used in investing activities                                 (107,161)                  (142,784)
                                                                            ------------               -----------

Cash flows from financing activities:
    Dividends to common and preferred shareholders                              (52,891)                   (32,405)
    Dividend reinvestment plan proceeds                                           7,641                      4,795
    Change in credit facility borrowings, net                                   (94,000)                    (9,500)
    Principal amortization payments                                             (13,980)                   (11,048)
    Principal payments on debt, excluding normal amortization                    (1,264)                   (78,084)
    Proceeds of mortgages and notes payable                                     145,240                     74,882
    Increase in deferred costs, net                                                (688)                    (2,023)
    Cash distributions to minority partners                                      (7,271)                    (5,053)
    Proceeds from the sale of common and preferred shares, net                  144,579                    150,323
    Origination fee amortization payments                                           (29)                      (292)
                                                                            ------------               -----------
         Net cash provided by financing activities                              127,337                     91,595
                                                                            -----------                -----------

Cash attributable to newly consolidated entity                                       --                      1,578
                                                                             ----------                -----------
Change in cash and cash equivalents                                              90,200                        408
Cash and cash equivalents, at beginning of period                                15,923                     12,097
                                                                             ----------                -----------
    Cash and cash equivalents, at end of period                             $   106,123               $     12,505
                                                                             ==========                ===========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2004

           (Unaudited and dollars in thousands, except per share data)

(1)      The Company
         -----------

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of September 30, 2004, the Company had an ownership interest in 138 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 138 properties, seven provide for operating expense stops and one is a modified gross lease.

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

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), and Lexington Contributions, Inc. ("LCI"). LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of LCIF, LCIF II and Net 3.

         In December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities ("VIEs"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company adopted FIN 46R and it had no impact.

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

         Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:


                                                                            Three Months Ended September 30,
                                                                             2004                     2003
                                                                        --------------           --------------
         Net income allocable to common shareholders,
           as reported                                                  $        9,573           $        8,372
            Add:  Stock based employee compensation
            expense included in reported net income                                 --                       --
            Deduct:  Total stock based employee
            compensation expense determined under fair
            value based method for all awards                                       64                      127
                                                                           -----------              -----------
         Pro forma net income - basic                                   $        9,509           $        8,245
                                                                           ===========              ===========

         Net income per share - basic
            Basic - as reported                                         $         0.20           $         0.24
                                                                           ===========              ===========
            Basic - pro forma                                           $         0.20           $         0.24
                                                                           ===========              ===========

         Net income allocable to common shareholders
           for diluted earnings per share                               $       10,345           $        8,372
            Add:  Stock based employee compensation
            expense included in reported net income                                 --                       --
            Deduct:  Total stock based employee
            compensation expense determined under fair
            value based method for all awards                                       64                      127
                                                                           -----------              -----------
         Pro forma net income - diluted                                 $       10,281           $        8,245
                                                                           ===========              ===========

         Net income per share - diluted
            Diluted - as reported                                       $         0.19           $         0.24
                                                                           ===========              ===========
            Diluted - pro forma                                         $         0.19           $         0.24
                                                                           ===========              ===========


                                                                            Nine Months Ended September 30,
                                                                             2004                     2003
                                                                        --------------           --------------

         Net income allocable to common shareholders,
           as reported                                                  $       32,988           $       19,406
            Add:  Stock based employee compensation
            expense included in reported net income                                 --                       --
            Deduct:  Total stock based employee
            compensation expense determined under fair
            value based method for all awards                                      191                      382
                                                                           -----------              -----------
         Pro forma net income - basic                                   $       32,797           $       19,024
                                                                           ===========              ===========

         Net income per share - basic
            Basic - as reported                                         $         0.72           $         0.60
                                                                           ===========              ===========
            Basic - pro forma                                           $         0.71           $         0.58
                                                                           ===========              ===========

         Net income allocable to common shareholders
           for diluted earnings per share                               $       36,559           $       22,222
            Add:  Stock based employee compensation
            expense included in reported net income                                 --                       --
            Deduct:  Total stock based employee
            compensation expense determined under fair
            value based method for all awards                                      191                      382
                                                                           -----------              -----------
         Pro forma net income - diluted                                 $       36,368           $       21,840
                                                                           ===========              ===========

         Net income per share - diluted
            Diluted - as reported                                       $         0.71           $         0.58
                                                                           ===========              ===========
            Diluted - pro forma                                         $         0.71           $         0.58
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

         The fair value of the tangible assets of an acquired property is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and tenant improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

         In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangibles and are amortized as a direct charge against rental revenue over the non-cancelable periods of the respective leases.

         The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of
         (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases and customer relationships are amortized to expense over the non-cancelable periods of the respective leases.

         Properties Held for Sale. The Company accounts for properties held for sale in accordance with Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

         Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", as amended ("SFAS No. 13"). SFAS No. 13 requires that revenue be recognized on a straight line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

         Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 "Accounting for Sales of Real Estate"("SFAS No. 66"). The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

         Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of September 30, 2004 and December 31, 2003, the Company did not record an allowance for doubtful accounts.

         Impairment of Real Estate. Annually, and if events and circumstances require, the Company evaluates the carrying value of all real estate held to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

         Income Taxes. Income taxes for the TRS' are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using estimated tax rates in effect for the year in which the temporary differences are expected to be recovered or settled.

         Reclassification. Certain amounts included in 2003 financial statements have been reclassified to conform with the 2004 presentation.

(3)      Earnings per Share
         ------------------

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months and nine months ended September 30, 2004 and 2003:



                                                                        Three months ended                 Nine months ended
                                                                            September 30,                     September 30,
                                                                            2004           2003           2004            2003
                                                                     -----------     ----------    -----------     -----------
         BASIC

         Income from continuing operations                          $     10,430    $     9,173    $    31,952     $    17,483
         Less preferred dividends                                         (1,590)        (1,590)        (4,770)         (1,802)
                                                                     -----------     ----------     ----------      ----------
         Income allocable to common shareholders from
             continuing operations                                         8,840          7,583         27,182          15,681
         Total income from discontinued operations                           733            789          5,806           3,725
                                                                     -----------     ----------     ----------      ----------
         Net income allocable to common shareholders                $      9,573    $     8,372    $    32,988     $    19,406
                                                                     ===========     ==========     ==========      ==========

         Weighted average number of common shares
             outstanding                                              47,901,818     34,780,279     46,033,992      32,579,011
                                                                     ===========     ==========     ==========      ==========

         Income per common share - basic:
         Income from continuing operations                          $       0.18    $      0.22    $      0.59     $      0.48
         Income from discontinued operations                                0.02           0.02           0.13            0.12
                                                                     -----------     ----------     ----------      ----------
         Net income                                                 $       0.20    $      0.24    $      0.72     $      0.60
                                                                     ===========     ==========     ==========      ==========

         DILUTED

         Income allocable to common shareholders from
             continuing operations - basic                          $      8,840    $     7,583    $    27,182     $    15,681
         Incremental income attributed to assumed
             conversion of dilutive securities                               761             --          2,980           2,390
                                                                     -----------     -----------     ----------      ---------
         Income allocable to common shareholders from
             continuing operations - diluted                               9,601          7,583         30,162          18,071
         Total income from discontinued operations - diluted                 744            789          6,397           4,151
                                                                     -----------     ----------     -----------     ----------
         Net income allocable to common shareholders -
             diluted                                                $     10,345    $     8,372    $    36,559     $    22,222
                                                                     ===========     ==========     ==========      ==========

         Weighted average number of common shares used in
             calculation of basic earnings per share                  47,901,818     34,780,279     46,033,992      32,579,011
         Add incremental shares representing:
             Shares issuable upon exercise of employee share
                options                                                  118,533        193,151        129,695         188,988
             Shares issuable upon conversion of dilutive
                securities                                             5,329,395             --      5,357,968       5,221,564
                                                                     -----------     -----------     -----------     ---------
         Weighted average number of shares used in
             calculation of diluted earnings per common
             share                                                    53,349,746     34,973,430     51,521,655      37,989,563
                                                                      ==========     ==========      ==========     ==========

         Income per common share-diluted:
         Income from continuing operations                          $       0.18    $      0.22    $      0.59     $      0.47
         Income from discontinued operations                                0.01           0.02           0.12            0.11
                                                                     -----------     ----------    ------------     ----------
         Net income                                                 $       0.19    $      0.24    $      0.71     $      0.58
                                                                     ===========     ==========     ==========      ==========

(4)      Investments in Real Estate
         --------------------------

         The following acquisitions were consummated during the third quarter of 2004:

           o The Company acquired a property in Fort Mill, South Carolina for a capitalized cost of $29,171 which is net leased to Wells Fargo Bank N.A. The lease, which expires in May 2014, provides for average annual net rent of $2,501. The purchase price was partially funded through a $20,300 non-recourse mortgage note which bears interest at 5.37%, provides for annual debt service of $1,106 and matures in May 2014, when a balloon payment of $18,311 is due.

           o The Company purchased a property in Chelmsford, Massachusetts for a capitalized cost of $12,193 which is net leased to Cadence Design Systems, Inc. through September 2013. The lease provides for average annual net rent of $1,065. The purchase price was paid entirely with cash.

           o The Company purchased a property in High Point, North Carolina for a capitalized cost of $13,232 which is net leased to Steelcase, Inc. through September 2017. The lease provides for average annual net rent of $1,087. The purchase price was partially funded through the assumption of an $8,883 non-recourse mortgage note which bears interest at 5.75%, provides for annual debt service of $695 and matures in October 2009, when a balloon payment of $7,741 is due.

           o The Company purchased a property in San Antonio, Texas for a capitalized cost of $41,882 which is net leased to Harcourt Brace through March 2016. The lease provides for average annual net rent of $3,429. The purchase price was partially funded through the assumption of a $30,211 non-recourse mortgage note which bears interest at 6.08%, provides for annual debt service of $2,260 and matures in October 2012, when a balloon payment of $26,025 is due.

         During the third quarter of 2004, the Company sold two properties, at cost, to a non-consolidated entity in which it has a 25% ownership interest. The properties were sold for $79,723 (subject to $55,570 in non-recourse mortgages) and no gain was recognized. During the second quarter of 2004, the Company sold two properties, at cost, to a non-consolidated entity in which it has a 30% ownership interest. The properties were sold for $35,871 (subject to $22,788 in non-recourse mortgages) and no gain was recognized. During the first quarter of 2004, the Company sold two properties, at cost, to two non-consolidated entities for an aggregate capitalized cost of $50,805 one of which was subject to non-recourse mortgage of $12,757. The Company has a 30% interest in one non-consolidated entity and a 25% interest in the other.

         During the first and second quarters of 2004, the Company purchased twelve properties for an aggregate capitalized cost of $269,785. The acquisitions were partially funded through the assumption of non-recourse mortgage notes valued at $181,198 (face value of $165,716) and $34,745 in new non-recourse mortgage notes. Detailed information relating to each acquisition is contained in the June 30, 2004 and March 31, 2004 Form 10-Q.

         During the nine months ended September 30, 2004 the Company has allocated $22,479 to intangible assets relating to real estate acquisitions. Of this total, $17,270, $2,352 and $2,857 has been allocated to origination costs, tenant relationships, and below-market leases, respectively. These assets are amortized over the life of the respective tenant leases which, on a weighted average basis, is approximately 12 years at September 30, 2004.

         During the second quarter of 2004, the Company issued a $19,800 convertible mortgage note secured by a property in Carrollton, Texas which is net leased to Carlson Restaurants Worldwide, Inc. through December 2018. The Company has the election until December 2004 to convert the note along with an additional $2,200 in cash, into a 100% equity position in the property. The note, which currently bears interest at 8.20%, provides for interest only payments through December 2004. If the note is not converted due to no fault of the borrower the interest rate resets to 6.22% and annual debt service payments of $1,458 commence until the entire note is satisfied. If the note is not converted due to a reason beyond the Company's control, the interest rate resets to 8.00% and annual debt service payments of $1,745 commence until the entire note is satisfied. The convertible mortgage note is included in Other Assets in the accompanying unaudited Condensed Consolidated Balance Sheets.

(5)      Discontinued Operations
         -----------------------

         During the three months ended September 30, 2004, the Company sold one property in Marlborough, Massachusetts and one in Milford, Connecticut for aggregate net proceeds of $13,655. As of September 30, 2004, the Company had three properties held for sale and for the nine months ended September 30, 2004 recorded an impairment charge of $2,775, including $562 recorded in the third quarter, relating to the difference between the basis for three properties and the estimated net proceeds expected to be realized upon sale.

         During the first and second quarter of 2004, the Company sold four properties for an aggregate net proceeds of $17,316, which resulted in an aggregate net gain of $4,065.

         The following presents the operating results for the properties sold and properties held for sale for the applicable periods:


                                                                            Three Months Ended September 30,
                                                                             2004                     2003
                                                                         -------------           --------------
         Rental revenues                                                $        1,475           $        1,278
         Pre-tax income, including gains on sale                        $          840           $          789

                                                                            Nine Months Ended September 30,
                                                                             2004                     2003
                                                                         -------------           --------------
         Rental revenues                                                $        5,374           $        4,195
         Pre-tax income, including gains on sale                        $        6,127           $        3,725

         Of the three properties held for sale as of September 30, 2004, one was subject to a sale agreement which, subsequent to September 30, 2004, the purchaser terminated.

(6)      Investment in Non-Consolidated Entities
         ---------------------------------------

         As  of  September  30,  2004,  the  Company  has   investments  in  six
         non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC") (33 1/3% ownership interest), Lexington Acquiport Company II, LLC ("LAC II") (25% ownership interest), Lexington/Lion Venture LP ("LION") (30% ownership interest), Lexington Columbia LLC ("Columbia") (40% ownership interest), Lexington Durham Limited Partnership ("DLP") (33 1/3% ownership interest) and Triple Net Investment Company LLC ("TNI") (30% ownership interest).

         During the third quarter of 2004, the LION operating agreement was amended to provide for an additional $25,714 and $60,000 in equity commitments from the Company and its partner, respectively.

         During the third quarter of 2004, LION made the following acquisitions:

           o purchased a property in Houston, Texas for a capitalized cost of $39,904 which is net leased to Veritas DGC, Inc. The lease, which expires September 2015, provides for average annual net rent of $3,249.

           o purchased a property in Weston, Florida for a capitalized cost of $12,605 which is net leased to Circuit City Stores, Inc. The lease, which expires February 2017, provides for average annual net rent of $1,047.

           o purchased a property in Weston, Florida for a capitalized cost of $18,210 which is net leased to Hagemeyer Foods (N.A.), Inc. The lease, which expires December 2012, provides for average annual net rent of $1,609.

           o purchased a property in Santa Clarita, California for a capitalized cost of $47,118 which is net leased to Specialty Laboratories, Inc. The lease, which expires August 2024, provides for average annual net rent of $3,563.

         The purchase price for the Texas and Florida properties was funded entirely with cash, and non-recourse mortgages were obtained subsequent to September 30, 2004. (See note 13.) The California property was partially funded though a $28,200, 4.75% interest only non-recourse mortgage which matures October 2009.

         During  the  third   quarter  of  2004,   LAC  II  made  the  following
         acquisitions:

           o purchased a property in Meridian, Idaho for a capitalized cost of $13,970 which is net leased to T-Mobile USA, Inc. The lease, which expires June 2019, provides for average annual net rent of $1,320.

           o purchased a property in Streetsboro, Ohio for a capitalized cost of $29,224 which is net leased to L'Oreal USA, Inc. The lease, which expires October 2019, provides for average annual net rent of $2,518.

         The Idaho property was partially funded through a $10,460 non-recourse mortgage which bears interest at 6.01%, provides for annual debt service of $753 and matures August 2019 when a balloon payment of $7,670 is due. The Ohio property was partially funded through a $20,200 non-recourse mortgage which bears interest at 5.29%, provides for annual debt service of $1,082 and matures September 2019 when a balloon payment of $16,338 is due.

         In addition, the Company sold two properties to LAC II for $79,723 (subject to $55,570 in non-recourse mortgages which bear interest at 5.83%, provide for annual debt service of $3,285 and mature May 2019, when an aggregate balloon payment of $47,001 is due) which are net leased to Employers Reinsurance Corporation.

         During the second quarter of 2004 LION made the following acquisitions:

           o purchased a property in West Chester, Pennsylvania for a capitalized cost of $19,400 which is net leased to ING USA Annuity and Life Insurance Company. The lease, which expires May 2010, provides for average annual net rent of $2,038. The purchase price was partially funded through the assumption of an $11,379 non-recourse mortgage which bears interest at 6.75%, provides for annual debt service of $1,204 and fully amortizes by maturity in July 2019.

           o purchased a property in Herndon, Virginia for a capitalized cost of $20,773 which is net leased to Equant N.V. The lease, which expires April 2015, provides for average annual net rent of $2,011. The purchase price was partially funded through a $12,450 non-recourse mortgage which bears interest at 5.92%, provides for annual debt service of $888 and matures in April 2015, when a balloon payment of $10,371 is due.

         During the second quarter of 2004, TNI was formed. The Company and its partner have committed to fund $15,000 and $35,000, respectively to TNI. The partners share profits, losses, and cash flows pro-rata in proportion to their funding commitment, except that the Company does receive a promoted interest of 15% of any return in excess of an internal rate of return of 12%. In the second quarter of 2004, TNI acquired a property in Antioch, Tennessee for a capitalized cost of $25,400 which is net leased to Dana Corporation. The lease, which expires October 2021, provides for average annual net rent of $2,585. The purchase price was partially funded through the assumption of a $14,900 non-recourse mortgage which bears interest at 7.94%, provides for annual debt service of $1,580 and matures in October 2011, when a balloon payment of $11,177 is due.

         During the second quarter of 2004, the Company sold two properties to TNI for $35,871 (subject to $22,788 in non-recourse mortgages) which are net leased to The Shaw Group, Inc. and Bell South Corporation.

         During the second quarter of 2004, the Company purchased the entire 77.3% interest it did not already own in Lexington Florence LLC, which owns a property that is net leased to Washington Mutual Home Loans, Inc. for $6,137 and accordingly, consolidates the property. The property is subject to a non-recourse mortgage of $9,279 as of September 30, 2004.

         During the second quarter of 2004, the following non-recourse mortgage was obtained by LION in addition to those related to acquisitions discussed above:

                                                 Current Annual
            Amount     Rate      Maturity Date    Debt Service      Balloon
            ------     ----      -------------    ------------      -------
           $ 7,690     4.76%        04/14            $  371        $  6,784

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

         The following is summary combined balance sheet and income statement data as of September 30, 2004 and for the nine months ended September 30, 2004 and 2003 for the Company's non-consolidated entities described in the first paragraph of this note:

                                         2004
                                         ----
         Real estate, net           $      842,052
         Intangibles, net           $       42,489
         Mortgages payable          $      523,331


                                           2004                2003
                                           ----                ----
         Revenues                   $        56,938      $       36,241
         Expenses                   $        41,870      $       24,971
                                    ---------------      --------------
         Net income                 $        15,068      $       11,270
                                    ===============      ==============

         During the nine months ended September 30, 2004, the Company made net equity investments in each of the non-consolidated entities as follows:

         LAC II                      $      11,709
         LION                        $      35,257
         TNI                         $       7,122

         The non-consolidated entities pay the Company acquisition, debt placement and asset management fees. The fees earned by the Company were $1,429 and $3,117 for the three and nine months ended September 30, 2004 and $165 and $633 for the three and nine months ended September 30, 2003.

(7)      Mortgages and Notes Payable
         ---------------------------

         During the first and second quarter of 2004, the Company obtained an aggregate of $90,195 in non-recourse mortgage notes, in addition to the amounts discussed in note 4, with a weighted average fixed interest rate of 5.66%.

         During the nine months ended September 30, 2004, the Company repaid $94,000 on its line of credit.

(8)      Concentration of Risk
         ---------------------

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months and nine months ended September 30, 2004 and 2003, no single tenant represented greater than 10% of rental revenues.

         Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(9)      Minority Interests
         ------------------

         In conjunction with several of the Company's acquisitions in prior years, sellers were given units in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times, only at the option of the holders, for common shares on a one-for-one basis at various dates through November 2006 and are not otherwise mandatorily redeemable by the Company.

         As of September 30, 2004, there were 5,328,858 units outstanding. All units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(10)     Shareholders' Equity
         --------------------

         During the first quarter of 2004, the Company issued 6,900,000 common shares at $20.92 per share raising net proceeds of $144,206. In addition, for the nine months ended September 30, 2004 and 2003, the Company has issued 411,177 and 296,143 common shares, respectively, under its dividend reinvestment plan raising net proceeds of $7,641 and $4,795, respectively.

(11)     Commitments and Contingencies
         -----------------------------

         The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. As of September 30, 2004, three expansions have commenced and the Company is obligated to fund an aggregate $20,578, of which $4,181 has been capitalized and included in Other Assets.

         The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         As of September 30, 2004, the Company has entered into letters of intent to purchase four properties upon completion of (i) construction and commencement of rent from the tenants and/or (ii) the seller fulfilling its contractual obligation concerning certain deliverables. The aggregate estimated obligation is $78,699. Subsequent to September 30,2004, LION purchased one of the properties for $31,800.

(12)     Supplemental Disclosure of Statement of Cash Flow Information
         -------------------------------------------------------------

         During  2004  and  2003,   the  Company   paid   $32,585  and  $28,001,
         respectively, for interest and $3,303 and $282, respectively, for income taxes.

         During 2004 and 2003, the Company issued 201,029 and 336,992 non-vested common shares, respectively, to certain employees and trustees resulting in $4,066 and $5,750 of deferred compensation, respectively. These common shares generally vest over 5 years. However, in certain situations the vesting only occurs if certain performance criteria are met.

         During 2004 and 2003, holders of an aggregate of 101,596 and 71,567 operating partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $1,318 and $915, respectively.

         During 2003, three officers repaid recourse notes due the Company, including accrued interest thereon, of $2,522 by delivering to the Company 156,189 common shares.

         See footnotes 4, 5 and 6 for additional non-cash disclosures.

(13)     Subsequent Events
         -----------------

         Subsequent to September 30, 2004, LION purchased a property in Rancho Cordova, California for $31,800 net leased through July 2012 to Progressive Casualty Insurance Company for average annual net rent of $2,804. In connection with the acquisition, LION assumed a $17,380 non-recourse mortgage which bears interest at 7.28%, provides for annual debt service of $1,457 and matures September 2014 when a balloon payment of $14,633 is due.

         In addition, LION obtained the following non-recourse mortgages:


                                                                            Current Annual
                    Property             Amount       Rate    Maturity       Debt Service       Balloon
                    --------             ------       ----    --------       ------------       -------
         Houston, TX                     $23,910      5.41%      10/15          $ 1,311         $21,846
         Weston, FL                      $10,860      5.42%      11/14          $   733         $ 9,066
         Weston, FL                      $ 7,500      5.52%      11/17          $   512         $ 5,758

         On November 1, 2004, the Company's tenant in its Dallas, Texas property, VarTec Telcom, Inc., filed for Chapter 11 bankruptcy. The lease, which expires September 2015, provides for $3,486 in annual rental revenue. As of September 30, 2004 the Company had the following assets relating to this property:

         Real estate, net                $28,910
         Rent receivable - deferred      $ 1,570
         Deferred expenses, net          $ 1,456

         In addition, the Company has a $21,025 non-recourse mortgage encumbering this property which bears interest at 7.49%, provides for annual debt service of $2,020 and matures in December 2012 when a balloon payment of $16,030 is due.

         As of this filing date, the lease has neither been rejected nor affirmed by the tenant. If the tenant rejects the lease it is likely the Company will record an impairment charge relating to the real estate and write-off all deferred assets relating to the lease. However, management has not quantified the potential impact.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2004 and 2003, and significant factors that could affect our prospective financial condition and results of operations. You should read this discussion together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and the Company's quarterly reports on Form 10-Q for the three months ended March 31, 2004 and June 30, 2004. Historical results may not be indicative of future performance.

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

As of September 30, 2004, the Company owned, or had interests in, 138 real estate properties and managed 2 additional properties.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 "Accounting for Leases", as amended (SFAS No. 13). SFAS No. 13 requires that revenue be recognized on a straight line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property.

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

In allocating the fair market value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the remaining non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangibles and are amortized as a direct charge against rental revenue over the non-cancelable periods of the respective leases.

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

Impairment of Real Estate. Annually and if events and circumstances require, the Company evaluates the carrying value of all real estate held to determine if impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of September 30, 2004, the Company's real estate assets were located in 34 states and contained an aggregate of approximately 30.0 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Of the Company's 138 properties, seven provide for operating expense stops and one is subject to a modified gross lease. Approximately 98.8% of square feet is subject to a lease.

During the nine months ended September 30, 2004, the Company purchased 26 properties (including through non-consolidated entities) for a capitalized cost of $621.5 million (including $280.2 million by non-consolidated entities) and sold six properties to third parties resulting in a net gain, after impairment charges, of $1.3 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2004, the leases on the consolidated properties generated $101.6 million in rental revenue compared to $78.9 million during the same period in 2003.

On November 1, 2004, the tenant in the Company's Dallas, Texas property, Vartec Telcom, Inc., filed for Chapter 11 bankruptcy. The lease, which expires September 2015, provides for $3,486 in annual rental revenue and $3,445 in current annual cash revenue. In addition, under the terms of the lease, the tenant is responsible for all operating expenses of the property. If the tenant rejects the lease the Company will, in addition to losing base rental revenue, be responsible for operating expenses until a replacement tenant can be found.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.35 per share to common shareholders of record as of October 29, 2004, payable on November 15, 2004. The Company's annualized common dividend rate is currently $1.40 per share. The Company also declared a preferred dividend of $0.503125 per share to preferred shareholders of record as of October 29, 2004, payable on November 15, 2004. The annual preferred dividend rate is $2.0125 per share.

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

Cash dividends paid to common shareholders increased to $48.1 million in 2004 compared to $32.2 million in 2003.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $70.0 million and $50.0 million for the nine months ended September 30, 2004 and 2003, respectively.

Net cash used in investing activities totaled $107.2 million and $142.8 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in investing activities during each period was primarily attributable to the acquisition of and deposits made for real estate and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $127.3 million and $91.6 million for the nine months ended September 30, 2004 and 2003, respectively. Cash used in financing activities during each period was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such operating partnership interests as of September 30, 2004, based on the current $1.40 annual dividend.


                                                                                     Current          Total Current
                                    Total                                          Annualized            Annualized
                                   Number                 Affiliate                 Per Unit           Distribution
Redemption Date                  Of Units                    Units               Distribution               ($000)
---------------                 ----------                  -------              ------------              -------
At any time                     3,446,138                1,401,159              $     1.40           $      4,825
At any time                     1,218,152                   84,374                    1.08                  1,316
At any time                       112,352                   52,144                    1.12                    126
November 2004                      24,552                    2,856                    --                       --
March 2005                         29,384                       --                    --                       --
March 2005                         12,893                       --                    1.40                     18
January 2006                      171,168                      416                    --                       --
January 2006                      231,763                  120,662                    1.40                    324
February 2006                      28,230                    1,743                    --                       --
May 2006                            9,368                       --                    0.29                      3
November 2006                      44,858                   44,858                    1.40                     63
                            -------------              -----------                --------             ----------
                                5,328,858                1,708,212              $     1.25           $      6,675
                            =============              ===========                ========             ==========

Affiliate units are held by two executive officers of the Company and are included in the total number of units.

Share Repurchase Program
------------------------

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. As of September 30, 2004, 1.4 million common shares/operating partnership units have been repurchased and the last repurchase occurred in September 2001.

Financing
---------

Revolving Credit Facility. The Company's $100.0 million unsecured credit facility bears interest at a rate of LIBOR plus 150-250 basis points depending on the amount of properties owned by the Company free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of September 30, 2004, the Company was in compliance with all covenants, there were no borrowings outstanding on the facility, $96.1 million was available to be borrowed and $3.9 million in letters of credit were outstanding.

Financing Transactions. During the nine months ending September 30, 2004, the Company, including non-consolidated entities, completed the following financing transactions ($000's):


                                                Current
                                               Annual Debt  Maturity
Property                 Amount       Rate       Service    (Mo./Yr.)   Balloon
--------                 ------       ----       -------    ---------   -------
Santa Clarita, CA(3)    $ 28,200      4.75%    $  1,285       10/09    $ 28,200
Fort Mill, SC             20,300      5.37%       1,106       05/14      18,311
Streetsboro, OH(3)        20,200      5.29%       1,082       09/19      16,338
Meridian, ID(3)           10,460      6.01%         753       08/19       7,670
San Antonio, TX           30,211      6.08%       2,260       10/12      26,025
High Point, NC             8,883      5.75%         695       10/09       7,741
Herndon, VA(3)            12,450      5.92%         888       04/15      10,371
Jackson, TN               10,400      5.93%         743       07/14       8,820
Overland Park, KS(3)      37,620      5.83%       2,224       05/19      31,819
Kansas City, MO(3)        17,950      5.83%       1,061       05/19      15,182
Baton Rouge, LA(3)         6,955      4.90%         443       10/12       5,943
Logan Township, NJ(3)      7,690      4.76%         371       04/14       6,784
West Chester, PA(3)       11,379      6.75%       1,204       07/19        --
Southfield, MI            11,629      4.55%       1,058       02/15       4,454
Antioch, TN(3)            14,900      7.94%       1,580       10/11      11,177
Waterloo, IA               6,800      5.61%         672       02/13       3,505
Mechanicsburg, PA         13,870      5.73%       1,045       03/14      10,538
Newport, OR                7,000      5.03%         470       08/11       5,980
Arlington, TX(3)          22,000      5.81%       1,551       02/14      18,605
Moody, AL                  7,675      4.98%         493       01/14       6,350
New Lenox, IL(3)          17,400      5.51%         972       02/14      17,400
Mission, TX                6,570      5.78%         462       06/15       5,371
Redmond, OR               10,100      5.62%         697       04/14       8,484
Houston, TX(1)           123,642      6.25%      10,784       09/15      33,811
Wall, NJ(2)               30,036      6.25%       2,013       01/21        --
Centennial, CO(3)         15,891      6.15%       1,177       02/13      13,555

(1)      Face amount of debt is $110,696 and the stated interest rate is 8.04%.
(2)      Face amount of debt is $27,500 and the stated interest rate is 7.32%.
(3)      Property owned by a non-consolidated entity as of September 30, 2004.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of September 30, 2004, a total of 69 of the Company's 105 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $725.8 million. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.61%. The estimated scheduled principal amortization payments for the remainder of 2004 and for 2005, 2006, 2007 and 2008 are $5.4 million, $21.6 million, $22.1 million, $27.3 million and $21.2 million, respectively. The estimated scheduled balloon payments for the remainder of 2004 and for 2005, 2006, 2007 and 2008 are $0, $12.6 million, $0,
$0 and $70.5 million, respectively.

Lease Obligations. Since the Company's tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For eight of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of September 30, 2004, the Company had two vacant properties.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $1.0 million.

The following summarizes the Company's principal contractual obligations as of September 30, 2004 ($000's):


                                  Remaining                                                    2009 and
Contractual Obligations             2004        2005         2006       2007        2008      thereafter       Total
-----------------------             ----        ----         ----       ----        ----      ----------       -----
Mortgages payable - normal
amortization                      $  5,361   $ 21,570      $ 22,147   $ 27,253   $ 21,162     $145,877     $243,370
Mortgages payable -
balloon maturities                    --       12,643(2)       --         --       70,492      399,340      482,475
Credit facility(3)                    --         --            --         --         --           --           --
Operating lease obligations (1)        378      1,514         1,514      1,514      1,514        9,281       15,715
                                  --------   --------      --------   --------   --------     --------     --------
                                  $  5,739   $ 35,727      $ 23,661   $ 28,767   $ 93,168     $554,498     $741,560
                                  ========   ========      ========   ========   ========     ========     ========

   (1) Amounts disclosed through 2008 include rent for the Company's corporate office which is fixed through 2008 and adjusted to fair market value as determined at January 2009. Therefore the amounts for 2009 and thereafter do not include any corporate office rent.
   (2) The Company has the ability to extend the maturity of this mortgage to 2006.
   (3)   The Company has issued $3,864 in outstanding letters of credit.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility. As of September 30, 2004, the Company has entered into letters of intent to purchase four properties upon completion of (i) construction and commencement of rent from the tenants and/or (ii) the seller fulfilling its contractual obligation concerning certain deliverables. As of September 30, 2004, the aggregate estimated obligation was $78.7 million. Subsequent to September 30, 2004, a non-consolidated entity in which the Company has a 30% interest, purchased one of the properties for $31.8 million.

Results of Operations

Three months ended September 30, 2004 compared with September 30, 2003
----------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2004 of $9.8 million, $8.3 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2003 and owned during 2004 ($1.5 million) and, (ii) properties purchased in 2004 ($7.5 million), offset by an increase in vacancy ($0.6 million). The remaining $1.5 million increase in gross revenues in 2004 was primarily attributable to an increase in LRA advisory fees of $1.3 million ($0.9 million in acquisition fees, $0.3 million in debt placement fees and $0.1 million in asset management fees). The increase in interest and amortization expense of $4.3 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $4.1 million is due primarily to the growth in real estate and intangibles due to property acquisitions. The increase in property operating expenses of $0.8 million is due primarily to the Company acquiring properties in which it has property level operating expense responsibility and an increase in vacancy. The increase in general and administrative expenses of $1.4 million is due primarily to severance costs for a former executive officer ($0.5 million), an increase in professional fees ($0.5 million), amortization of deferred compensation ($0.2 million), and personnel costs ($0.2 million). Non-operating income increased by $1.0 million primarily due to the reimbursement of expenses incurred associated with properties that were owned by the Company and sold to a joint venture. The Company recorded a provision for income taxes of $0.2 million in 2004 relating to the advisory fees generated and the earnings from real estate investments held by its taxable REIT subsidiaries. Minority interest expense decreased $0.7 million due to a reduction in earnings at the partnership level and an increase in the Company's ownership level. Equity in earnings of non-consolidated entities increased $0.4 million due to an increase in assets owned and net income of non-consolidated entities (see below). Net income increased in 2004 primarily due to the net impact of items discussed above plus an increase of $0.5 million in income from discontinued operations offset by a $0.6 million impairment charge in 2004.

Equity in earning of non-consolidated entities increased by $0.4 million as described as follows. The Company's non-consolidated entities had aggregate net income of $5.3 million for the three months ended September 30, 2004 compared to $3.8 million in the comparable period in 2003. The increase in net income is primarily attributable to an increase in rental revenue of $9.2 million in 2004 attributable to the acquisition of properties in 2003 and 2004. This revenue source was partially offset by an increase in (i) interest expense of $3.6 million in 2004 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $3.6 million in 2004 due to more depreciable assets owned and (iii) an increase in non-reimbursable operating expenses of $0.4 million.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates of variable debt ($14.1 million as of September 30, 2004 at a weighted average interest rate of 5.17%) and tenant monetary defaults.

Nine months ended September 30, 2004 compared with September 30, 2003
---------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2004 of $26.0 million, $22.7 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2003 and owned during 2004 ($8.8 million), (ii) properties purchased in 2004 ($14.9 million), and (iii) new leases and extensions in 2004 ($0.1 million) offset by an increase in vacancy ($1.3 million). The remaining $3.3 million increase in gross revenues in 2004 was attributable to an increase in LRA advisory fees of $2.5 million ($1.9 million in acquisition fees, $0.2 million in debt placement fees and $0.4 million in asset management fees) and an increase ($0.8 million) in tenant reimbursements. The increase in interest and amortization expense of $6.8 million is due to the growth of the Company's portfolio and has been partially offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $8.1 million is due primarily to the growth in real estate and intangibles due to property acquisitions. The Company's general and administrative expenses increased by $2.7 million due primarily to the greater deferred compensation expense amortization ($0.4 million), trustee fees ($0.3 million), personnel costs ($0.4 million), occupancy costs ($0.3 million), severance costs for a former executive ($0.5 million), professional fees ($0.3 million) and depreciation of office equipment ($0.2 million). The increase in property operating expenses of $2.0 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy. Debt satisfaction charges of $7.7 million were incurred in 2003 due to the payoff of certain mortgages. Non-operating income increased $1.3 million primarily due to the reimbursement of expenses incurred associated with properties that were owned by the Company and sold to a joint venture. In 2004, the Company recorded a provision for income taxes of $1.5 million relating to the advisory fees generated and the earnings from real estate investments held by its taxable REIT subsidiaries. Minority interest expense increased in 2004 by $0.6 million due to the increase in earnings at the partnership level offset by an increase in the Company's ownership level. Equity in earnings of non-consolidated entities increased $1.2 million due to an increase in assets owned and net income of non-consolidated entities (see below). Net income increased in 2004 primarily due to the positive impact of items discussed above plus an increase of $1.9 million in income from discontinued operations and a $2.9 million increase in gains on sale offset by a $2.8 million impairment charge in 2004.

Equity in earnings of non-consolidated entities increased by $1.2 million as described as follows. The Company's non-consolidated entities had aggregate net income of $15.1 million for the nine months ended September 30, 2004 compared to $11.3 million in the comparable period in 2003. The increase in net income is primarily attributable to an increase in rental revenue of $19.6 million in 2004 attributable to the acquisition of properties in 2003 and 2004. This revenue source was partially offset by an increase in (i) interest expense of $7.5 million in 2004 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $7.0 million in 2004 due to more depreciable assets owned and (iii) an increase in non-reimbursable operating expenses of $1.0 million.

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

The following table reconciles net income allocable to common shareholders to the Company's FFO for the nine months ended September 30, 2004 and 2003 ($000's):


                                                                      2004                             2003
                                                                 ---------                       ----------
Net income allocable to common shareholders                     $   32,988                      $    19,406
Adjustments:
    Depreciation and amortization                                   27,874                           20,330
    Minority interest's share of net income                          2,880                            2,704
    Amortization of leasing commissions                                549                              606
    Gains on sale of properties                                     (4,065)                          (1,143)
    Joint venture adjustment - depreciation                          4,902                            2,867
                                                               -----------                      -----------
        Funds From Operations                                 $     65,128                     $     44,770
                                                               ===========                      ===========

Cash flows from operating activities                           $    70,024                      $    50,019
Cash flows from investing activities                           $  (107,161)                     $  (142,784)
Cash flows from financing activities                           $   127,337                      $    91,595

Off-Balance Sheet Arrangements
------------------------------


Non-Consolidated Real Estate Entities. As of September 30, 2004, the Company has investments in various real estate entities with varying structures. These investments include the Company's 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 30% non-controlling interest in Triple Net Investment Company LLC; and its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.


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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of September 30, 2004 and 2003, the Company's variable rate indebtedness was $14,142 and $67,586, respectively, which represented 2.0% and 13.6% of total long-term indebtedness, respectively. During the three months and nine months ended September 30, 2004 and 2003, this variable rate indebtedness had a weighted average interest rate of 5.0% and 3.5%, and 3.8% and 4.0%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended September 30, 2004 and 2003 would have been reduced by approximately $37 and $74, respectively, and for the nine months ended September 30, 2004 and 2003 net income would have been reduced by $255 and $377, respectively. As of September 30, 2004 and 2003 the Company's fixed rate debt was $711,703 and $430,230, respectively which represented 98.0% and 86.4%, respectively, of total long-term indebtness. The weighted average interest rate as of September 30, 2004 of fixed rate debt was 6.6%, which is approximately 75 basis points higher than the fixed rate debt incurred by the Company during 2004. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $1,791 and $4,810, for the three and nine months ended September 30, 2004 and by $1,048 and $3,430 for the three and nine months ended September 30, 2003.


                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
-----------------------------------------

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - not applicable.

ITEM 3.     Defaults Upon Senior Securities - not applicable.

ITEM 4.     Submission  of  Matters  to  a  Vote  of  Security   Holders  -  not
            applicable.

ITEM 5.     Other Information - not applicable.

ITEM 6.     Exhibits.

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


                           Lexington Corporate Properties Trust




Date: November 9, 2004     By:  /s/ T. Wilson Eglin
                              --------------------------------------------------
                               T. Wilson Eglin
                               Chief Executive Officer, President and Chief
                               Operating Officer





Date: November 9, 2004     By: /s/ Patrick Carroll
                              --------------------------------------------------
                               Patrick Carroll
                               Chief Financial Officer, Executive Vice President and Treasurer