Form 10-K
period 2004-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2005-03-16
CIK 910108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                               to

Commission File Number 1-12386

LEXINGTON CORPORATE PROPERTIES TRUST
(Exact name of Registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Penn Plaza, Suite 4015
New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered

Common Shares of beneficial interests, par value $.0001	New York Stock Exchange
8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:     None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).  Yes ☑  No ☐

      The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2004, which was the last business day of the Registrant’s most recently completed second fiscal quarter was $926,754,133, based on the closing price of common shares as of that date, which was $19.91 per share.

      Number of common shares outstanding as of March 10, 2005 was 48,959,376.

Documents incorporated by reference:

      Certain information contained in the Definitive Proxy Statement for Registrant’s 2005 Annual Meeting of Shareholders to be held on May 24, 2005, or the Proxy Statement, is incorporated herein by reference into Part III.

PART I.

Cautionary Statements Concerning Forward-Looking Statements

      This annual report on Form 10-K, together with other statements and information publicly disseminated by Lexington Corporate Properties Trust (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs, (v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, and (viii) increases in operating costs. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that the Company’s expectations will be realized.

Item 1.	Business

General

      The Company is a self-managed and self-administered Maryland statutory real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. The Company’s predecessor was organized in October 1993 and merged into the Company on December 31, 1997.

      The Company’s Internet address is www.lxp.com. The Company makes available free of charge through its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such materials with the Securities and Exchange Commission. We also have made available on our web site copies of our current Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, and Corporate Governance Guidelines. In the event of any changes to these charters or the code or the guidelines, changed copies will also be made available on our web site.

      As of December 31, 2004, the Company’s real property portfolio consisted of 154 properties or interests therein located in 37 states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 32.3 million net rentable square feet of space. In addition, Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned taxable REIT subsidiary, manages 2 properties for an unaffiliated third party. The Company’s properties are generally subject to triple net leases, which are characterized as leases in which the tenant bears all, or substantially all, of the costs and cost increases for real estate taxes, insurance and ordinary maintenance. Of the Company’s 154 properties, 7 provide for operating expense stops and one is subject to a modified gross lease. As of December 31, 2004, 98.1% of net rentable square feet were subject to a lease.

      The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. For the year ended December 31, 2004, the fifteen largest tenants/guarantors, which occupied 42 properties, represented 43.5% of trailing twelve month base rent, including the Company’s proportionate share of base rent from non-consolidated entities, properties held for sale and properties sold through date of sale. The fifteen largest tenants/guarantors are as follows:

	Number of
Tenant (Guarantor)	Properties	Property Type

Baker Hughes, Inc.	4	Office (3)/Industrial (1)
Kmart Corporation	7	Industrial (1)/Retail (6)
Northwest Pipeline Corp.	1	Office
Exel Logistics, Inc. (NFC plc)	4	Industrial
Nextel Finance Company	4	Office
Honeywell, Inc.	4	Office
Wells Fargo Home Mortgage, Inc.	2	Office
Employers Reinsurance Corporation	2	Office
Michaels Stores, Inc.	2	Industrial
Owens Corning	4	Industrial
Vartec Telecom, Inc.(1)	1	Office
James Hardie Building Products, Inc. (James Hardie Industries N.V.)	1	Industrial
Circuit City Stores, Inc.	4	Office (1)/Retail (2)/ Industrial (1)
Aventis Pharmaceuticals, Inc.	1	Office
Blue Cross Blue Shield of South Carolina, Inc.	1	Office

	42

(1)	Tenant declared bankruptcy and rejected the lease during the fourth quarter of 2004 and the property is currently vacant.

      As of December 31, 2003 and 2002, the fifteen largest tenants/guarantors represented 46.1% and 51.6% of trailing twelve month base rent, respectively, including the Company’s proportionate share of base rent from non-consolidated entities, properties held for sale and properties sold through date of sale. In 2004, 2003 and 2002, no tenant/guarantor represented greater than 10% of annual base rent.

Objectives and Strategy

      The Company’s primary objectives are to increase Funds From Operations, cash available for distribution per share to its shareholders, and net asset value per share. In an effort to achieve these objectives, management focuses on:

•	acquiring portfolios and individual net lease properties from third parties, completing sale/leaseback transactions and acquiring build-to-suit properties;

•	entering into strategic co-investment programs which generate higher equity returns than direct investments due to acquisition, asset management and debt placement fees and in some cases increased leverage levels;

•	managing assets through lease extensions, revenue enhancing property expansions, opportunistic property sales and redeployment of assets;

•	refinancing existing indebtedness at lower average interest rates and increasing the Company’s access to capital to finance property acquisitions and expansions; and

•	entering into third party advisory contracts to generate advisory fee revenue.

Acquisition Strategies

      The Company seeks to enhance its net lease property portfolio through acquisitions of general purpose, efficient, well-located properties in growing markets. Management has diversified the Company’s portfolio by geographical location, tenant industry segment, lease term expiration and property type. Management believes that such diversification should help insulate the Company from regional recession, industry specific downturns and price fluctuations by property type. Prior to effecting any acquisitions, management analyzes the (i) property’s design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (ii) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (iii) present and anticipated conditions in the local real estate market; and (iv) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. Management also evaluates each potential tenant’s financial strength, growth prospects, competitive position within its respective industry and a property’s strategic location and function within a tenant’s operations or distribution systems. Management believes that its comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by the Company.

      Acquisitions of Portfolio and Individual Net Lease Properties. The Company seeks to acquire portfolio and individual properties that are leased to creditworthy tenants under long-term net leases. Management believes there is significantly less competition for the acquisition of property portfolios containing a number of net leased properties located in more than one geographic region. Management also believes that the Company’s geographical diversification, acquisition experience and access to capital will allow it to compete effectively for the acquisition of such net leased properties.

      Co-Investment Programs. In 1999, the Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”). The joint venture entity, Lexington Acquiport Company, LLC (“LAC”), was created to acquire high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and CRF committed to make equity contributions to LAC of up to $50 million and $100 million, respectively. LAC has completed its acquisition program and no more investments will be made by this entity. In addition, LAC financed a portion of acquisition costs through the use of non-recourse mortgages. As of December 31, 2004, LAC owned 11 properties.

      LAC also has an investment in an $11.0 million participating note which was used to partially fund the purchase of a 327,325 square foot office property in Houston, Texas for $34.8 million. As of December 31, 2004, LAC had made investments totaling $380.3 million.

      In 2003, the Company and CRF purchased a property for $22.7 million directly as partners and therefore, it is not owned by LAC. The purchase price was partially funded through a $19.2 million non-recourse mortgage maturing in 2021.

      LRA has a management agreement with LAC and the separate partnership whereby LRA will perform certain services for a fee relating to the acquisition and management of the investments.

      In December 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC (“LAC II”). The Company and CRF have committed to make equity contributions to LAC II of up to $50 million and $150 million, respectively, to purchase up to $560 million in single tenant office and industrial properties net leased to investment and non-investment grade tenants. As of December 31, 2004, $76.5 million has been funded. LRA, in addition to earning acquisition and asset management fees, earns a fee for all mortgage debt directly placed. During 2004, LAC II acquired nine properties (four from the Company) for an aggregate capitalized cost of $239.7 million ($131.6 million for properties transferred from the Company at cost). These acquisitions were partially funded by the use of $118.7 non-recourse mortgages, which bear interest at fixed rates ranging from 5.3% to 6.3% and mature at various dates ranging from 2014 to 2019. In addition, the Company advanced $45.8 million in loans to LAC II to purchase three of the properties. Subsequent to year end all advances were repaid.

      The Company is required to first offer to LAC II all of the Company’s opportunities to acquire office and industrial properties generally requiring a minimum investment of $15 million, which are net leased primarily to investment grade tenants for a minimum term of ten years, are available for immediate delivery and satisfy other specified investment criteria. Only if CRF elects not to approve LAC II’s pursuit of an acquisition opportunity may the Company pursue the opportunity directly.

      In October 2003, the Company entered into a joint venture agreement with CLPF-LXP/ Lion Venture GP, LLC (“Clarion”). The joint venture entity Lexington/ Lion Venture L.P. (“LION”), was created to acquire high quality office, industrial and retail properties net leased to investment and non-investment grade single tenant users. The Company and Clarion initially committed to make equity contributions to LION of up to $30 million and $70 million, respectively. In 2004, the Company and Clarion increased their equity commitment by $25.7 million and $60.0 million, respectively. As of December 31, 2004, $149.6 million of the commitments has been funded. In addition, LION finances a portion of the acquisitions through the use of non-recourse mortgages. During 2004, LION made ten acquisitions (one was transferred from the Company) for an aggregate capitalized cost of $291.3 million, ($20.7 million for the property transferred from the Company at cost) of which $173.3 million was funded through non-recourse mortgages, which bear interest at fixed rates (including imputed rates), ranging from 4.8% to 6.8% and mature at various dates ranging from 2009 to 2019.

      LRA has a management agreement with LION whereby LRA will perform certain services for a fee relating to acquisition, financing and management of the LION investments.

      The Company is required to first offer to LION all of the Company’s opportunities (other than the opportunities it is required to offer LAC II) to acquire office, industrial and retail properties requiring a minimum investment $15.0 million to $40.0 million which are net leased primarily to non-investment grade tenants for a minimum term of at least five years, are available for immediate delivery and satisfy other specified investment criteria. Only if Clarion elects not to approve the joint venture’s pursuit of an acquisition opportunity may the Company pursue the opportunity directly.

      In June 2004, the Company entered into a joint venture agreement with the Utah State Retirement Investment Fund (“Utah”). The joint venture entity, Triple Net Investment Company LLC (“TNI”), was created to acquire high quality office and industrial properties net leased to non-investment grade single tenant users. The Company and Utah initially committed to fund equity contributions to TNI of $15 million and $35 million, respectively. In December 2004, the Company and Utah increased their equity commitment by $21.4 million and $50.0 million, respectively. As of December 31, 2004, $39.9 million of the commitments has been funded. In addition, TNI finances a portion of acquisition costs through the use of non-recourse mortgages. During 2004, TNI made eleven acquisitions (three of which were transferred from the Company) for an aggregate $114.5 million, ($46.0 million for properties transferred from the Company at cost) of which $73.9 million was funded through non-recourse mortgages, which bear interest at fixed rates (including imputed rates) ranging from 4.9% to 7.9% and mature at various dates ranging from 2010 to 2018.

      LRA has a management agreement with TNI whereby LRA will perform certain services for a fee relating to acquisition, financing and management of the TNI investment.

      The Company is required to first offer to Utah all of the Company’s opportunities (other than the opportunities it is required to offer LAC II and LION) to acquire office and industrial properties requiring a minimum investment of $8 million to $30 million, which are net leased to non-investment grade tenants for a minimum term of at least seven years, are generally available for immediate delivery and satisfy other specified investment criteria. Only if Utah elects not to approve the joint venture’s pursuit of an acquisition opportunity may the Company pursue the opportunity directly.

      In 1999, the Company also formed a joint venture to own a property net leased to Blue Cross Blue Shield of South Carolina, Inc. The Company has a 40% interest in the joint venture and LRA entered into a management agreement with the joint venture with similar terms as the management agreement with the above mentioned joint venture programs.

      In January 2002, the Company sold a 77.3% interest in its Florence, South Carolina property net leased to Washington Mutual Home Loans, Inc., along with the proportionate share of mortgage debt for $4.6 million in proceeds. During 2004, the Company repurchased the entire 77.3% interest it did not own in this property for $6.1 million.

      Operating Partnership Structure. The operating partnership structure enables the Company to acquire properties by issuing to a property owner, as a form of consideration in exchange for the property, interests in the Company’s operating partnerships (“OP Units”). Management believes that this structure facilitates the Company’s ability to raise capital and to acquire portfolio and individual properties by enabling the Company to structure transactions which may defer tax gains for a contributor of property.

      Advisory Contracts. In addition to the contracts discussed above, LRA has an advisory and asset management agreement to invest and manage $50 million of equity on behalf of a private investment fund. The investment program could, depending on leverage utilized, acquire up to $140 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the private investment fund. The investment fund made no purchases in 2004 or 2003.

      Sale/ Leaseback Transactions. The Company seeks to acquire portfolio and individual net lease properties in sale/leaseback transactions. The Company selectively pursues sale/leaseback transactions with creditworthy sellers/tenants with respect to properties that are integral to the sellers’/tenants’ ongoing operations.

      Build-to-Suit Properties. The Company seeks to acquire, generally after construction has been completed, “build-to-suit” properties that are entirely pre-leased to their intended corporate users before construction. As a result, the Company generally does not assume the risk associated with the construction phase of a project.

      Competition. Through our predecessor entities the Company has been in the net lease business for over 30 years and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. In addition, management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties. Due to the Company’s focus on net lease properties located throughout the United States, the Company does not generally encounter the same competitors in each region of the United States since most competitors are locally and/or regionally focused. The Company’s competitors include other REITs, pension funds, private companies and individuals.

      Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease.

      From time to time, in connection with the conduct of the Company’s business, and prior to the acquisition of any property from a third party or as required by the Company’s financing sources, the Company authorizes the preparation of Phase I environmental reports with respect to its properties. Based upon such environmental reports and management’s ongoing review of its properties, as of the date of this Annual Report, management is not aware of any environmental condition with respect to any of the Company’s properties which management believes would be reasonably likely to have a material adverse effect on the

Company. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company’s tenants, which would adversely affect the Company’s financial condition and results of operations, including funds from operations.

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

      Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. During 2004, the Company entered into 10 lease extensions for leases scheduled to expire at various dates ranging from 2005 to 2021, for an average 6.4 years.

      Revenue Enhancing Property Expansions. The Company undertakes expansions of its properties based on tenant requirements or marketing opportunities. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities.

      Property Sales. The Company sells properties when management believes that the return realized from selling a property will exceed the expected return from continuing to hold such property.

Access to Capital and Refinancing Existing Indebtedness

      During 2004 and 2003, the Company completed common share offerings of 6.9 million and 9.8 million shares, respectively, raising aggregate net proceeds of $144.0 million and $174.0 million, respectively. During 2004, the Company issued 2.7 million convertible preferred shares (currently convertible into approximately 5.0 million common shares) at $50 per share and a dividend rate of 6.50%, raising net proceeds of $131.1 million. In 2003, the Company issued 3.16 million redeemable preferred shares at $25 per share and a dividend rate of 8.05%, raising net proceeds of $76.3 million.

      During 2003, the Company, including its non-consolidated entities, repaid $131.9 million in mortgages, which resulted in aggregate debt satisfaction charges of $8.5 million.

      During 2004, the Company, including its non-consolidated entities, obtained and/or assumed $699.1 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate (including imputed interest rates) of 5.8%. The proceeds of the financings were used to partially fund acquisitions.

      As a result of the Company’s financing activities, the weighted average fixed interest rate on the Company’s outstanding indebtedness has been reduced from approximately 7.1% as of December 31, 2003, to approximately 6.6% as of December 31, 2004. Scheduled balloon payments over the next five years are as follows ($000’s):

		Weighted
		Average
	Balloon Amounts	Interest Rate

2005	$12,713	5.5%
2006	—	—
2007	—	—
2008	65,557	6.6
2009	47,681	7.2

	$125,951	6.7%

      The Company’s variable rate unsecured credit facility bears interest at 150-250 basis points over the Company’s option of 1, 3 or 6 month LIBOR rates, depending on the amount of properties the Company owns free and clear of mortgage debt, and is scheduled to mature in August 2006. The Company can extend the maturity date to August 2007, if no default exists for a fee of 25 basis points. As of December 31, 2004, no borrowings were outstanding under this facility. The Company has issued letters of credit aggregating $3.9 million in accordance with provisions in certain non-recourse mortgages, which expire at various dates ranging from 2010 to 2012.

      In 1999, the Company issued 287,888 common shares in which it had the obligation to repurchase for $13.50 per share through December 2004. As of December 31, 2004 the obligation expired and the Company has included such shares in shareholders’ equity.

      Common Share Repurchase. The Company’s Board of Trustees authorized the repurchase of up to 2.0 million common shares and/or OP Units. As of December 31, 2004, the Company has repurchased approximately 1.4 million common shares/ OP Units at an average price of $10.59 per share/ OP Unit.

Other

      Employees. As of December 31, 2004, the Company had forty employees.

      Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real properties.

      Recent Developments. On February 25, 2005, the Company entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) to purchase a portfolio of 27 properties from unaffiliated sellers. The total purchase price is approximately $786.0 million.

      Under the Purchase and Sale Agreement, the closing of the transaction will occur no earlier than March 25, 2005. Each of the Company and Sellers has the right to extend the closing date until no later than April 29, 2005, by giving written notice to the other party on or before March 22, 2005. The agreement is subject to a number of closing conditions, all of which must be satisfied for the closing to occur.

      To finance the acquisition, the Company received a loan commitment from JP Morgan Chase Bank, N.A., for $558.3 million of non-recourse first mortgage loans secured by individual first mortgages on each of the properties and on five other properties which the Company presently owns free and clear. The loans bear interest at a weighted average fixed rate of 5.20%. The loans will mature in six to ten years with a weighted average maturity of approximately eight years. The loans are subject to final documentation and standard closing conditions.

Item 2.     Properties

Real Estate Portfolio

      As of December 31, 2004, the Company owned or had interests in approximately 32.3 million square feet of rentable space in 154 office, industrial and retail properties. As of December 31, 2004, the Company’s properties were 98.1% leased based upon net rentable square feet. As of December 31, 2004, the number, percentage of trailing 12 month base rent (including base rent from properties sold through date of sale, properties held for sale and the Company’s proportionate share of non-consolidated entities) and square footage mix of the Company’s portfolio is as follows:

		Base	Square
	Number	Rent	Footage

Office	77	60.7%	37.8%
Industrial	50	32.1	55.6
Retail	27	7.2	6.6

	154	100.0%	100.0%

      The Company’s properties are generally subject to net leases; however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the properties. Eight of the Company’s properties (including non-consolidated entities) are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. The Company is responsible for all operating expenses of any vacant properties. As of December 31, 2004, the Company had three vacant properties (Phoenix, Arizona, Hebron, Kentucky and Dallas, Texas). The Phoenix, Arizona property is classified as held for sale at December 31, 2004.

      The Company’s tenants represent a variety of industries including general retailing, finance and insurance, energy, transportation and logistics, technology, telecommunications and defense. For the year ended December 31, 2004, base rent, including base rent earned by non-consolidated entities, from properties held for sale, and for properties sold through date of sale, were earned from 108 tenants in 20 different industries.

      Tenant Leases. A substantial portion of the Company’s income consists of base rent under long-term leases. As of December 31, 2004, of the 154 properties, three are vacant and the remaining are subject to 155 leases.

      Ground Leases. The Company has 10 properties (including a property owned by a non-consolidated entity) that are subject to long term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the landowner are passed on to the Company’s tenant. At the end of these long-term ground leases, unless extended, the land together with all improvements thereon reverts to the landowner. In addition, the Company has one property in which a portion of the land, on which a portion of the parking lot is located, is subject to a ground lease. At expiration of the ground lease only that portion of the parking lot reverts to the land owner. These ground leases, including renewal options, expire at various dates from 2026 through 2072.

      Leverage. The Company generally uses fixed rate, non-recourse mortgages to partially fund the acquisition of real estate. As of December 31, 2004, the Company had outstanding mortgages of $765.1 million with a weighted average interest rate of 6.6%.

Table Regarding Real Estate Holdings

      The table on the following pages sets forth certain information relating to the Company’s real property portfolio, including non-consolidated properties, as of December 31, 2004. All the properties listed have been fully leased by tenants for the last five years, or since the date of purchase by the Company or its non-consolidated entities if less than five years, with the exception of the Dallas, Texas, Columbia, Maryland, Hebron, Kentucky, Memphis, Tennessee and Phoenix, Arizona properties and 2,100 square feet of the Chicago, Illinois property purchased in 2004. During the last five years, the Dallas, Texas property was vacant since December 31, 2004, the Phoenix, Arizona property has been vacant since December 2003, the Hebron, Kentucky property has been vacant since April 2004, the Columbia, Maryland property was vacant from September 2001 to April 2003 when a lease for 17,100 square feet was executed and in September 2003 the remaining 46,724 square feet were leased. The Company’s property in Memphis, Tennessee has 141,000 square feet of rentable space, of which 35,000 has been leased since October 1999.

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

OFFICE
1415 Wyckoff Road	New Jersey Natural Gas(10)	1983	22.10	157,511	07/01/96 - 06/30/21	$2,754	$2,754
Wall, NJ
2999 S.W. 6th Street	Voice Stream PCS I LLC	2004	13.13	77,484	01/30/04 - 01/30/19	$1,335	$1,552
Redmond, OR	(T-Mobile USA, Inc.)
12645 W. Airport Road	Baker Hughes, Inc.	1997	19.00	165,836	09/28/00 - 09/27/15	$1,710	$1,943
Sugar Land, TX
2529 W. Thorne Drive	Baker Hughes, Inc.	1981/1999	6.93	65,500	09/28/00 - 09/27/15	$686	$847
Houston, TX
10001 Richmond Avenue	Baker Hughes, Inc.	1976/1984	28.57	554,385	09/28/00 - 09/27/15	$6,038	$7,375
Houston, TX
2655 Northwestern Highway	Federal-Mogul Corporation(1)	1963/1965	21.05	187,163	01/22/88 - 01/13/15	$1,158	$1,158
Southfield, MI
1275 N.W. 128th Street	Principal Life Insurance Company(12)	2003	5.39	61,180	02/10/04 - 01/31/12	$774	$774
Clive, IA
27016 Media Center Drive	Playboy Enterprises, Inc.	2000	4.42	63,049	11/01/02 - 10/31/12	$1,309	$1,435
Los Angeles, CA	Sony Electronics, Inc.(16)		—	20,203	08/05/04 - 08/31/09	$257	$271
33 Commercial Street	Invensys Systems, Inc.(17)	1982	40.80	164,689	07/01/95 - 07/01/15	$2,676	$2,676
Foxboro, MA	(Siebe, Inc.)
70 Mechanic Street	Invensys Systems, Inc.(17)	1965/1988	31.90	251,914	07/01/94 - 07/01/14	$2,817	$2,817
Foxboro, MA	(Siebe, Inc.)
4201 Marsh Lane	Carlson Restaurants Worldwide, Inc.(15)	2003	11.77	130,000	11/21/03 - 11/30/18	$1,809	$1,975
Carrollton, TX
270 Billerica Road	Cadence Design Systems, Inc.(13)	1985	6.96	100,000	03/01/93 - 09/30/13	$1,015	$1,065
Chelmsford, MA
3480 Stateview Boulevard	Wells Fargo Bank N.A.(8)	2004	16.10	169,218	06/01/04 - 05/31/14	$3,163	$3,449
Fort Mill, SC
295 Chipeta Way	Northwest Pipeline Corp.(1)	1982	19.79	295,000	10/01/82 - 09/30/09	$8,160	$8,160
Salt Lake City, UT
9950 Mayland Drive	Circuit City Stores, Inc.(1)	1990	19.71	288,562	02/28/90 - 02/28/10	$2,859	$2,791
Richmond, VA
2750 Monroe Boulevard	Quest Diagnostics, Inc.(6)	1985 & 2001	10.50	109,281	05/01/01 - 04/30/11	$2,442	$2,554
Valley Forge, PA
1301 California Circle	Artesyn North America, Inc.	1985	6.34	100,026	12/10/85 - 12/09/05	$2,724	$2,548
Milpitas, CA	(Balfour Beatty plc.)
3476 Stateview Boulevard	Wells Fargo Home Mortgage, Inc.(5)	2002	15.99	169,083	01/25/03 - 01/30/13	$2,824	$3,021
Fort Mill, SC
700 Oakmont Lane	North American Van Lines(7)	1989	17.93	269,715	12/01/02 - 11/30/15	$2,367	$2,516
Westmont, IL	(SIRVA, Inc.)

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

13651 McLearen Road	Boeing North American Services, Inc.	1987	10.39	159,664	05/31/99 - 05/30/08	$2,704	$2,493
Herndon, VA
2211 South 47th Street	Avnet, Inc.(1)	1997	11.33	176,402	11/15/97 - 11/14/07	$2,552	$2,468
Phoenix, AZ
5600 Broken Sound Boulevard	Oce Printing Systems USA, Inc.	1983 & 2002	12.19	143,290	02/15/02 - 02/14/20	$2,012	$2,245
Boca Raton, FL
4200 RCA Boulevard	The Wackenhut Corp.(4)	1996	7.70	114,518	02/15/96 - 02/28/11	$2,181	$2,181
Palm Beach Gardens, FL
701 Brookfield Parkway	Verizon Wireless(9)	2000 & 2001	16.71	192,884	01/11/02 - 01/31/12	$1,972	$2,067
Greenville, SC
200 Executive Boulevard South	Hartford Fire Insurance Co.	1983	12.40	153,364	09/01/91 - 12/31/05	$2,166	$2,009
Southington, CT
19019 No. 59th Avenue	Honeywell, Inc.	1985	51.79	252,300	07/16/86 - 07/15/06	$2,002	$1,980
Glendale, AZ
26210 and 26220 Enterprise Court	Apria Healthcare, Inc.	2001	7.23	100,012	02/01/01 - 01/31/12	$1,701	$1,792
Lake Forest, CA
1600 Eberhardt Road	Nextel Communications of Texas, Inc.	2001	14.26	108,800	02/01/01 - 01/31/16	$1,384	$1,559
Temple, TX
9275 S.W. Peyton Lane	Hollywood Entertainment Corporation	1980 & 1998	8.72	122,853	09/29/98 - 11/30/08	$1,468	$1,531
Wilsonville, OR
160 Clairemont Avenue	Allied Holdings, Inc.	1983	2.98	112,248	01/01/98 - 12/31/07	$1,632	$1,530
Decatur, GA
10419 North 30th Street	Time Customer Service, Inc.	1986	14.38	132,981	04/01/87 - 07/31/10	$1,450	$1,410
Tampa, FL	(Time, Inc.)
250 Rittenhouse Circle	Jones Apparel Group USA, Inc.(3)	1982	15.63	255,019	03/26/98 - 03/25/13	$1,265	$1,347
Bristol, PA
400 Butler Farm Road	Nextel Communications of the Mid-	1999	14.34	100,632	03/20/00 - 12/31/09	$1,289	$1,302
Hampton, VA	Atlantic, Inc.
	(Nextel Finance Company)
6455 State Highway 303 N.E.	Nextel West Corporation	2001	6.90	60,200	02/01/01 - 01/31/16	$969	$1,113
Bremerton, WA
13430 N. Black Canyon Freeway	Bull HN Information Systems, Inc.	1985 & 1994	13.37	137,058	10/11/94 - 10/31/10	$1,062	$755
Phoenix, AZ
180 Rittenhouse Circle	Jones Apparel Group USA, Inc.	1998	4.73	96,000	08/01/98 - 07/31/13	$928	$970
Bristol, PA
16275 Technology Drive	Cymer, Inc.	1989	2.73	65,755	06/01/96 - 01/01/10	$882	$888
San Diego, CA	(Hewlett Packard)
2401 Cherahala Boulevard	Advance PCS, Inc.	2002	7.97	59,748	06/01/02 - 05/31/13	$786	$822
Knoxville, TN

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

421 Butler Farm Road	Nextel Communications of the Mid-	2000	7.81	56,515	01/15/00 - 01/14/10	$723	$719
Hampton, VA	Atlantic, Inc. (Nextel Finance Company)
12000 Tech Center Drive	Kelsey-Hayes Company	1987 & 1988	5.72	80,230	05/01/97 - 04/30/14	$762	$823
Livonia, MI
100 Barnes Road	Minnesota Mining and Manufacturing	1978 & 1985	39.80	44,400	01/01/04 - 07/01/10	$559	$606
Wallingford, CT	Company
1440 East 15th Street	Cox Communications, Inc.	1988	3.58	28,591	10/01/90 - 09/30/16	$437	$456
Tucson, AZ
250 Turnpike Road	Honeywell Consumer Products	1984	9.83	57,698	10/01/95 - 09/30/15	$433	$433
Southborough, MA
2210 Enterprise Drive	Washington Mutual Home Loans, Inc.	1998	16.53	177,747	06/10/98 - 06/30/08	$1,750	$1,699
Florence, SC
2300 Litton Lane	Vacant(19)	1987	24.00	81,744	—	—	—
Hebron, KY
3615 North 27th Avenue	Vacant	1960 & 1979	10.26	179,280	—	—	—
Phoenix, AZ
1600 Viceroy Drive	Vacant(18)	1986	8.17	249,452	—	—	—
Dallas, TX

	Office Subtotal		679.83	6,899,184		$83,946	$86,879

INDUSTRIAL
9110 Grogan’s Mill Road	Baker Hughes, Inc.	1992	24.75	275,750	09/28/00 -09/27/15	$2,481	$3,065
Houston, TX
Moody Commuter & Tech Park	TNT Logistics North America, Inc.	2004	42.17	595,346	02/27/04 - 01/02/14	$1,054	$1,054
Moody, AL
7670 Hacks Cross Rd	Dana Corporation	1989	17.01	168,104	07/01/95 - 06/30/12	$619	$632
Olive Branch, MS
250 Swathmore Avenue	Steelcase, Inc.(14)	2002	23.40	244,851	10/01/02 - 09/30/17	$1,027	$1,087
High Point, NC
19500 Bulverde Road	Harcourt Brace	2001	92.32	559,258	04/01/01 - 03/31/16	$3,028	$3,429
San Antonio, TX
431 Smith Lane	Kirklands, Inc.(11)	2004	85.50	771,127	05/10/04 - 05/01/14	$1,408	$1,408
Jackson, TN
541 Perkins Jones Road	Kmart Corporation	1982	103.00	1,700,000	10/01/82 - 09/30/07	$9,359	$8,932
Warren, OH
2425 Highway 77 North	James Hardie Building Products, Inc.	1996 & 1997	45.29	425,816	10/07/00 - 03/31/20	$3,400	$3,400
Waxahachie, TX	(James Hardie Industries NV)

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

3501 West Avenue H	Michaels Stores, Inc.	1998 & 2002	37.18	762,775	06/19/98 - 09/30/19	$3,238	$3,304
Lancaster, CA
8305 S.E. 58th Avenue	Associated Grocers of Florida, Inc.	1976	63.48	668,034	01/08/99 - 12/31/18	$2,067	$2,238
Ocala, FL
6345 Brackbill Boulevard	Exel Logistics, Inc.	1985 & 1991	29.01	507,000	10/29/90 - 03/19/12	$2,037	$1,852
Mechanicsburg, PA	(NFC plc)
224 Harbor Freight Road	Harbor Freight Tools USA, Inc.	2001	74.95	474,473	12/05/01 - 12/31/21	$1,642	$1,919
Dillon, SC	(Central Purchasing, Inc.)
590 Ecology Lane	Owens Corning	2001	39.52	193,891	01/01/01 - 12/31/20	$1,619	$1,619
Chester, SC
4425 Purks Road	Lear Technologies LLC	1989 & 1998	12.00	183,717	07/23/88 - 07/22/06	$1,405	$1,365
Auburn Hills, MI	(Lear Corporation) (General Motors Corp.)
6 Doughten Road	Exel Logistics Inc.	1989	24.38	330,000	11/15/91 - 11/30/06	$1,487	$1,349
New Kingston, PA	(NFC plc)
6500 Adelaide Court	Anda Pharmaceuticals	2002	22.67	354,676	04/01/02 - 03/31/12	$1,224	$1,206
Groveport, OH	(Andrx Corporation)
7500 Chavenelle Road	The McGraw Hill Companies, Inc.	2002	21.80	330,988	11/13/01 - 06/30/17	$1,060	$1,164
Dubuque, IA
3102 Queen Palm Drive	Time Customer Service, Inc.	1986	15.02	229,605	08/01/87 - 07/31/10	$1,010	$1,010
Tampa, FL	(Time, Inc.)
2280 Northeast Drive	Ryder Integrated Logistics, Inc.	1996 & 1997	25.70	276,480	08/01/97 - 07/31/12	$998	$1,004
Waterloo, IA	(Ryder Systems, Inc.)
245 Salem Church Road	Exel Logistics Inc.	1985	12.52	252,000	11/15/91 - 11/30/06	$1,103	$1,000
Mechanicsburg, PA	(NFC plc)
200 Arrowhead Drive	Owens Corning	1999	21.62	400,522	03/01/01 - 05/31/09	$1,027	$985
Hebron, OH
12025 Tech Center Drive	Kelsey-Hayes Company	1987 & 1988	9.18	100,000	05/01/97 - 04/30/14	$1,049	$1,139
Livonia, MI
3600 Southgate Drive	Sygma Network, Inc.	2000	19.00	149,500	10/15/00 - 10/31/15	$933	$933
Danville, IL	(Sysco Corporation)
46600 Port Street	Johnson Controls, Inc.	1996	24.00	134,160	05/19/00 -12/22/06	$923	$923
Plymouth, MI
1133 Poplar Creek Road	Corporate Express Office	1998	19.09	196,946	01/20/99 - 01/31/14	$787	$810
Henderson, NC	Products, Inc. (Buhrmann N.V.)
222 Tappan Drive North	The Gerstenslager Company	1970	26.57	296,720	10/01/99 - 05/31/05	$281	$278
Mansfield, OH	(Worthington Industries)
34 East Main Street	Exel Logistics Inc.	1981	9.66	179,200	11/15/91 - 11/30/06	$721	$654
New Kingston, PA	(NFC plc)

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

450 Stern Street	Johnson Controls, Inc.	1996	20.10	111,160	12/23/96 - 12/22/06	$698	$698
Oberlin, OH
191 Arrowhead Drive	Owens Corning	2000	13.62	250,410	06/01/01 - 02/28/10	$644	$608
Hebron, OH
1700 47th Avenue North	Owens Corning	2003	8.90	18,620	07/01/03 - 06/30/15	$549	$596
Minneapolis, MN
109 Stevens Street	Unisource Worldwide, Inc.	1958 & 1969	6.97	168,800	10/01/87 - 09/30/09	$575	$588
Jacksonville, FL
904 Industrial Road	Tenneco Automotive	1968 & 1972	20.00	195,640	08/18/87 - 08/17/10	$583	$600
Marshall, MI	Operating Company, Inc. (Tenneco Automotive, Inc.)
128 Crews Drive	Stone Container Corporation	1968 & 1998	10.76	185,961	12/16/82 - 08/31/12	$541	$571
Columbia, SC
7150 Exchequer Drive	Corporate Express Office	1998	5.23	65,043	11/01/98 - 10/31/13	$367	$368
Baton Rouge, LA	Products, Inc. (Buhrmann N.V.)
324 Industrial Park Road	SKF USA, Inc.	1996	21.13	72,868	12/23/96 - 12/31/14	$363	$363
Franklin, NC
187 Spicer Drive	Dana Corp.	1983 & 1985	20.95	148,000	01/01/84 - 08/31/07	$349	$341
Gordonsville, TN
300 McCormick Boulevard	Ameritech Services, Inc.	1990	10.12	20,000	09/14/90 - 05/31/05	$106	$106
Columbus, OH
1601 Pratt Avenue	Tenneco Automotive	1979	8.26	53,600	08/18/87 - 08/17/05	$105	$103
Marshall, MI	Operating Company, Inc. (Tenneco Automotive, Inc.)
3350 Miac Cove Road	Mimeo.com, Inc.(2)	1987	10.92	141,359	11/01/99 - 10/31/09	$193	$170
Memphis, TN

	Industrial Subtotal		1,097.75	12,192,400		$52,060	$52,871

RETAIL
2655 Shasta Way	Fred Meyer, Inc.	1986	13.90	178,204	03/10/88 - 03/31/08	$1,009	$1,009
Klamath Falls, OR
Fort Street Mall	Liberty House, Inc.(1)	1980	1.22	85,610	10/01/80 - 09/30/09	$970	$970
King Street Honolulu, HI
150 NE 20th Street	Fred Meyer, Inc.	1986	8.81	118,179	06/01/86 - 05/31/11	$826	$826
Highway 101 Newport, OR
12235 N. Cave Creek	Bally’s Health & Tennis Corp.	1988	3.00	36,556	07/01/88 - 12/31/14	$842	$713
Phoenix, AZ

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

6475 Dobbin Road	Offenbacher Aquatics	1983	2.50	17,100	04/01/03 - 03/31/13	$167	$186
Columbia, MD	Haverty Furniture Companies, Inc.			46,724	10/01/03 - 09/30/24	$561	$632
35400 Cowan Road	Sam’s Real Estate Business Trust	1987 & 1997	9.70	102,826	06/06/97 - 01/31/09	$753	$753
Westland, MI
4733 Hills & Dales Road	Scandinavian Health Spa, Inc.	1987	3.32	37,214	01/01/89 - 12/31/08	$729	$685
Canton, OH	(Bally Total Fitness Holding Corp.)
24100 Laguna Hills Mall	Federated Department Stores, Inc.(1)	1974	11.00	160,000	02/01/76 - 04/16/14	$677	$349
Laguna Hills, CA
1160 White Horse Road	Physical Fitness Centers of	1987	2.87	31,750	07/14/87 - 07/13/07	$820	$673
Voorhees, NJ	Philadelphia, Inc. (Bally Total Fitness Corp.)
5917 S. La Grange Road	Bally Total Fitness Corp.	1987	2.73	25,250	07/13/87 - 06/30/17	$660	$515
Countryside, IL
4831 Whipple Avenue, N.W	Best Buy Co., Inc.	1995	6.59	46,350	02/27/98 - 02/26/18	$465	$465
Canton, OH
3711 Gateway Drive	Kohl’s Department Stores, Inc.	1994	6.24	76,164	06/22/94 - 01/25/15	$469	$463
Eau Claire, WI
12535 S.E. 82nd Avenue	Toys ‘R’ Us, Inc.(1)	1981	5.85	42,842	06/01/81 - 05/31/06	$424	$424
Clackamas, OR
399 Peachwood Centre Drive	Best Buy Co., Inc.	1996	7.49	45,800	02/27/98 - 02/26/18	$395	$395
Spartanburg, SC
18601 Alderwood Mall Boulevard	Toys ‘R’ Us, Inc.(1)	1981	3.64	43,105	06/01/81 - 05/31/06	$396	$391
Lynnwood, WA
6910 S. Memorial Highway	Toys ‘R’ Us, Inc.(1)	1981	4.44	43,123	06/01/81 - 05/31/06	$362	$358
Tulsa, OK
2275 Browns Bridge Road	Wal-Mart Stores, Inc.	1984	8.10	89,199	12/29/83 - 01/31/14	$218	$218
Gainesville, GA
9580 Livingston Road	GFS Realty, Inc.	1976	10.60	107,337	01/03/77 - 02/28/14	$205	$274
Oxon Hill, MD	(Giant Food, Inc.)
121 South Center Street	Greyhound Lines, Inc.	1968	1.67	17,000	02/28/89 - 12/31/09	$210	$210
Stockton, CA
Rockshire Village Center	GFS Realty, Inc.(1)	1977	7.32	51,682	01/01/78 - 06/19/17	$133	$152
2401 Wootton Parkway	(Giant Food, Inc.)
Rockville, MD
2832 Chandlers Mountain Road	Circuit City Stores, Inc.	1986	0.84	9,300	11/21/86 - 11/20/06	$101	$101
Lynchburg, VA

	Retail Subtotal		121.83	1,411,315		$11,392	$10,762

	Grand Total		1,899.41	20,502,899		$147,398	$150,512

(1)	The Company holds a leasehold interest in the land. The leases, including renewal options, expire at various dates ranging from 2026 through 2072.
(2)	The tenant occupies 35,000 square feet, however is responsible for all operating expenses.
(3)	Tenant can cancel lease on March 26, 2008 with 12 months notice and a payment of $1,392.
(4)	The Property contains two buildings with one additional tenant that occupies 18,400 square feet out of the total of 114,518. The Company was responsible for operating expenses of $482 in 2004.
(5)	Base rent is escalated 3% each year after subtracting the first year operating expense amount from the rent. Expense stop is $820. Tenant has the right to reduce leased space by 27,000 square feet (01/31/08) with 6 months notice and a payment estimated to be $696. The tenant can cancel lease on 01/31/10 with 12 months notice and a payment estimated to be $3,968.
(6)	Expense stop on this property is $393 per annum.
(7)	Tenant can cancel lease on November 30, 2013 with 12 months notice and a payment of $1,300.
(8)	Expense stop on this property is $948.
(9)	Expense stop on this property is $112 per annum.
(10)	Tenant can cancel lease for uneconomic obsolescence on or after 12/22/05 and pay an amount as stipulated in lease.
(11)	Tenant can cancel lease on 5/30/14 for a payment equal to the remaining 5 years rent discounted at 150 bps over the then 5 year US Treasury rate.
(12)	Tenant can cancel lease on 2/1/09 with twelve months notice and a payment equal to one year rent and operating costs.
(13)	Tenant can cancel lease on 9/30/10 with twelve months notice and a payment of $965.
(14)	Tenant may terminate the lease during the last year if damage occurs and is greater than $500 or 50% of cost to replace building.
(15)	Tenant can cancel lease after 12/22/13 with twelve months notice plus payment equal to one year rent plus unamortized deal costs.
(16)	Tenant can cancel lease after 9/1/07 with 180 days notice and payment of 2 months rent plus unamortized tenant improvements and commissions.
(17)	Tenant can cancel for uneconomic obsolescence and pay an amount as stipulated in the lease.
(18)	The previous tenant has rejected the lease in its bankruptcy and the property is currently vacant.
(19)	The previous tenant exercised termination option and paid $899 early termination fee.

LEXINGTON CORPORATE PROPERTIES TRUST

JOINT VENTURE PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

OFFICE
3601 Converce Drive	Verizon Wireless(D)	2004	17.58	160,500	12/31/04 - 12/31/16	$1,533	$1,624
Wilmington, NC
22011 S.E. 51st Street	Spacelabs Medical, Inc.(D)	1987	4.67	95,600	02/15/03 - 12/14/14	$1,662	$1,910
Issaquah, WA	(OSI Systems, Inc.)
22011 S.E. 51st Street	Spacelabs Medical, Inc.(D)	1992	5.65	106,944	01/01/03 - 12/14/14	$1,866	$2,143
Issaquah, WA	(OSI Systems, Inc.)
101 East Erie Street	Foote, Cone & Belding Advertising(C)	1986	—	224,565	03/16/94 - 03/15/14	$3,942	$3,949
Chicago, IL	(Interpublic Group of Companies, Inc.)
9601 Renner Blvd.	Voicestream PCS II Corp.	2004	10.47	77,484	11/01/04 - 11/01/19	$1,176	$1,352
Lenexa, KS	(T-Mobile USA, Inc.)(D)
10940 White Rock Road	Progressive Casualty Insurance	2002	11.05	158,582	08/01/02 - 07/31/12	$2,685	$2,804
1029 Disk Drive	Company(C)
Rancho Cordova, CA
225 Technology Drive	ANSYS, Inc.(C)	1996	9.10	107,872	01/01/04 - 12/31/14	$1,241	$1,354
Canonsburg, PA
3265 East Goldstone Drive	T-Mobile USA, Inc.(D)	2004	11.92	77,483	06/29/04 - 06/28/19	$1,156	$1,320
Meridian, ID
9201 East Dry Creek Road	The Shaw Group, Inc.(C)	2001 & 2002	7.50	128,500	08/29/02 - 09/30/17	$1,982	$2,447
Centennial, CO
1475 Dunwoody Drive	ING USA Annuity and Life Insurance, Co.(C)	1998 & 1999	15.87	125,000	06/29/04 - 05/31/10	$1,997	$2,038
West Chester, PA
13775 Mclearen Road	Equant, N. V.(C)	1984 & 1988 & 1992	8.65	125,293	01/01/04 - 04/30/15	$1,803	$2,011
Herndon, VA
10300 Town Park Drive	Veritas DGC, Inc.(C)	2000	19.44	218,641	08/01/04 - 09/30/15	$2,859	$3,249
Houston, TX
27027 Tourney Road	Specialty Laboratories, Inc.(C)	2004	13.78	187,262	09/01/01 - 08/31/24	$3,563	$3,563
Santa Clarita, CA
389-399 Interpace Parkway	Aventis, Inc.	2000	14.00	340,240	06/01/00 - 01/31/10	$8,916	$8,487
Morris Corporate Center IV	(Aventis Pharma Holding GmbH)(A)
Parsippany, NJ
17 Technology Circle	Blue Cross Blue Shield	1999	46.82	456,304	10/01/99 - 09/30/09	$7,377	$6,930
Columbia, SC	of South Carolina, Inc.(B)
100 Wood Hollow Drive	Greenpoint Mortgage Funding, Inc.(C)(G)	2001	12.93	124,600	06/30/00 - 07/31/11	$4,464	$4,864
Novato, CA
6555 Sierra Drive	True North Communications, Inc.(A)	1999	9.98	247,254	02/01/00 - 01/31/10	$4,424	$4,250
Irving, TX
5200 Metcalf Avenue	Employers Reinsurance Corporation(D)	1980 & 2003	26.20	320,198	01/22/03 - 12/22/18	$3,958	$3,958
Overland Park, KS

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

15375 Memorial Drive	Vastar Resources, Inc.(A)	1985	21.77	327,325	09/16/99 - 09/15/09	$3,437	$3,437
Houston, TX
10300 Kincaid Drive	Bank One Indiana, N.A.(A)(E)	1999	13.30	193,000	11/01/99 - 10/31/09	$3,381	$3,287
Fishers, IN
600 Business Center Drive	First USA Management	1997	13.30	125,155	10/01/99 - 09/30/09	$2,936	$2,921
Lake Mary, FL	Services, Inc.(A)(F)(H)
550 International Parkway	First USA Management	1999	12.80	125,920	10/01/99 - 09/30/09	$2,835	$2,820
Lake Mary, FL	Services, Inc.(A)(F)(H)
2000 Eastman Drive	Structural Dynamics Research Corp.(A)	1991	12.36	212,836	05/01/91 - 04/30/11	$2,771	$2,790
Milford, OH
3701 Corporate Drive	Motorola, Inc.(A)	2001	23.70	119,829	12/28/01 - 12/31/16	$2,714	$2,714
Farmington Hills, MI
1401/1501 Nolan Ryan Pkwy	Seimens Dematic Postal Automation,	2003	14.14	233,783	01/15/04 - 01/31/14	$2,385	$2,533
Arlington, TX	L.P.(D)
14040 Park Center Road	NEC America, Inc.(A)	1987	13.30	108,000	08/13/99 - 08/12/09	$2,006	$2,000
Herndon, VA
70 Valley Stream Parkway	IKON Office Solutions, Inc.(C)	1987	10.40	106,855	09/22/03 - 09/30/13	$1,923	$1,995
Malvern, PA
9201 State Line	Employers Reinsurance Corporation(D)	1963 & 2003	7.17	166,641	01/22/03 - 04/01/19	$1,833	$1,833
Kansas City, MO
1110 Bayfield Drive	Honeywell International, Inc.(A)	1980 & 2002	26.35	166,575	11/15/02 - 11/30/13	$1,543	$1,637
Colorado Springs, CO
4455 American Way	Bell South Mobility, Inc.(C)	1997	5.73	70,100	11/01/97 - 10/31/12	$1,015	$1,090
Baton Rouge, LA
3711 San Gabriel	Voicestream PCS II Corp.(C)	2004	12.95	75,016	01/15/04 - 06/30/15	$900	$984
Mission, TX	(T-Mobile USA, Inc.)

	Office Subtotal		432.88	5,313,357		$86,283	$88,294

INDUSTRIAL
2400 W. Haven Avenue	Michaels Stores Procurement Co, Inc.(C)	2004	45.00	693,000	01/14/01 - 01/31/24	$1,892	$1,892
New Lenox, IL	(Michaels Stores, Inc.)
3425 Meridian Pkwy	Circuit City Stores, Inc.(C)	1995	16.11	230,600	02/24/95 - 02/28/17	$1,047	$1,047
Weston, FL
3225 Meridian Pkwy	Hagemeyer Foods, Inc.(C)	1995	15.10	201,845	01/01/98 - 12/31/12	$1,482	$1,609
Weston, FL
1345 Phillip Pkwy	L’Oreal USA, Inc.(D)	2004	57.86	649,250	08/15/04 - 10/17/19	$2,290	$2,518
Streetsboro, OH
101 Michelin Drive	TNT Logistics North America, Inc.(A)	1991 & 1992 & 1993	118.14	1,164,000	08/05/02 - 08/04/12	$3,103	$3,227
Laurens, SC	(TNT Logistics Holdings B.V.) (TPG N.V.)

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART

						2005	2005
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

7111 Crabb Road	TNT Logistics North America, Inc.(A)	1978 & 1993	51.41	752,000	08/05/02 - 08/04/12	$2,078	$2,161
Temperance, MI	(TNT Logistics Holdings B.V.) (TPG N.V.)
43955 Plymouth Oaks Blvd.	Tower Automotive Products Company	1996 & 1998	18.40	290,133	11/01/02 - 10/31/12	$1,886	$1,886
Plymouth, MI	(Tower Automotive, Inc.)(C)
291 Park Center Drive	Kraft Foods North America, Inc.(A)	2001	25.50	344,700	06/01/01 - 03/31/11	$1,420	$1,515
Winchester, VA
121 Technology Drive	Heidelberg Web Systems, Inc.(A)(I)	1986 & 2003	173.00	500,500	03/30/01 - 12/30/26	$1,833	$1,850
Durham, NH
1109 Commerce Boulevard	Linens-N-Things, Inc.(C)	1998	14.40	262,644	12/21/98 - 01/31/09	$1,258	$1,251
Logan Township, NJ
6050 Dana Way	Dana Corporation(C)	1999	55.57	677,400	11/01/01 - 10/31/21	$2,444	$2,444
Antioch, TN

	Industrial Subtotal		590.49	5,766,072		$20,733	$21,400

RETAIL
5350 Leavitt Road	Kmart Corporation(C)	1993	28.32	193,193	07/01/94 - 12/31/18	$1,006	$729
Lorain, OH
255 Northgate Drive	Kmart Corporation(C)	1993	8.68	107,489	08/29/94 - 12/31/18	$711	$515
Manteca, CA
12080 Carmel Mountain Road	Kmart Corporation(C)(J)	1993	9.90	107,210	07/01/94 - 12/31/18	$453	$328
San Diego, CA
1150 West Carl Sandburg Dr	Kmart Corporation(C)	1992	2.43	94,970	07/01/94 - 12/31/18	$399	$289
Galesburg, IL
97 Seneca Trail	Kmart Corporation(C)	1993	9.28	90,933	07/01/94 - 12/31/18	$469	$340
Lewisburg, WV
21082 Pioneer Plaza	Kmart Corporation(C)	1993	3.57	120,727	07/01/94 - 12/31/18	$668	$484
Watertown, NY

	Retail Subtotal		62.18	714,522		$3,706	$2,685

	Total		1,085.55	11,793,951		$110,722	$112,379

(A)	The Company has a 33 1/3% economic interest in the entity which owns this property.
(B)	The Company has a 40% economic interest in the entity which owns this property.
(C)	The Company has a 30% economic interest in the entity which owns this property.
(D)	The Company has a 25% economic interest in the entity which owns this property.
(E)	The joint venture has operating expense stops on this property of $768 per annum.
(F)	The joint venture operates these investments as a single property.
(G)	The joint venture has operating expense stops on this property of $945 per annum.
(H)	The joint venture has operating expense stops on this property of $1,264 per annum.
(I)	The tenant can cancel the lease anytime after 9/30/11 for a payment which on 3/30/11 is $23,380.
(J)	The joint venture has a leasehold interest in the property.

Item 3.     Legal Proceedings

      From time to time, the Company and/or its subsidiaries are involved in legal proceedings arising in the ordinary course of its business. In management’s opinion, after consultation with legal counsel, the outcome of such matters, including in respect of the matter referred to below, is not expected to have a material adverse effect on the Company’s ownership, financial condition, management or operation of its properties.

      VarTec Telecom, Inc. Bankruptcy. On November 1, 2004, VarTec Telecom, Inc. (“VarTec”), previously one of our largest tenants based upon base rent, filed for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in the Northern District of Texas (the “Bankruptcy Court”). VarTec leased a 249,452 square foot office property in Dallas, Texas. The VarTec lease was to expire in September, 2015.

      On December 17, 2004, the Bankruptcy Court approved VarTec’s motion to reject the lease. As a result of the rejection of the lease, the Company incurred a fourth quarter non-cash charge of approximately $2.9 million due to the write-off of deferred rent receivable and unamortized lease costs. In addition, as a result of the rejection of the lease, the Company has an unsecured claim for any damages resulting from the breach of the lease, including rent for the period from the rejection date through the remainder of the lease term, subject to a cap under applicable bankruptcy law. The Company may not be able to collect all or any portion of these unsecured claims.

      The VarTec property is subject to a non-recourse mortgage with an outstanding balance of $20.9 million as of December 31, 2004. The note has a fixed interest rate of 7.49%, requires annual debt service of $2.0 million and is scheduled to mature in December, 2012, when a balloon payment of $16.0 million is due. The lender holds a $2.5 million letter of credit issued by the Company as collateral against the mortgage.

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

Item 4A.     Executive Officers and Trustees of the Registrant

     Executive Officers and Trustees

      The following sets forth certain information relating to the executive officers and trustees of the Company:

Name	Business Experience

E. Robert Roskind Age 59	Mr. Roskind has served as the Chairman of the Board of Trustees since October 1993 and was Co-Chief Executive Officer of the Company until January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. The LCP Group, L.P. has been the general partner of various limited partnerships with which the Company has had prior dealings. Mr. Roskind received his B.S. in 1966 from the University of Pennsylvania and is a 1969 Harlan Fiske Stone Graduate of the Columbia Law School. He is on the Board of Directors of Clarion CMBS Value Fund, Inc.

Richard J. Rouse Age 59	Mr. Rouse has served as Chief Investment Officer of the Company since January 2003 and as a trustee of the Company since October 1993. He served as President of the Company from October 1993 to April 1996, was Co-Chief Executive Officer of the Company from October 1993 until January 2003, and since April 1996 has served as Vice Chairman of the Board of Trustees. Mr. Rouse graduated from Michigan State University in 1968 and received his M.B.A. in 1970 from the Wharton School of Finance and Commerce of the University of Pennsylvania.

T. Wilson Eglin Age 40	Mr. Eglin has served as Chief Executive Officer of the Company since January 2003, Chief Operating Officer since October 1993, President since April 1996 and as a trustee since May 1994. He served as Executive Vice President from October 1993 to April 1996. Mr. Eglin received his B.A. from Connecticut College in 1986.

Patrick Carroll Age 41	Mr. Carroll has served as Chief Financial Officer of the Company since May 1998, Treasurer since January 1999 and Executive Vice President since January 2003. Prior to joining the Company, Mr. Carroll was, from 1993 to 1998, a Senior Manager in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm. Mr. Carroll received his B.B.A. from Hofstra University in 1986, his M.S. in Taxation from C.W. Post in 1995, and is a Certified Public Accountant.

Name	Business Experience

John B. Vander Zwaag Age 47	Mr. Vander Zwaag has been employed by the Company since May 2003 and currently is Executive Vice President. From 1982 to 1992, he was employed by The LCP Group serving as Director of Acquisitions from 1987 to 1992. Between his employment by The LCP Group and the Company, Mr. Vander Zwaag was managing director of Chesterton Binswanger Capital Advisors (1992 – 1997) and Managing Director with Cohen Financial (1997 – 2003). He received his B.A. from Amherst College in 1979 and his M.B.A. from Columbia University in 1982.

Paul R. Wood Age 44	Mr. Wood has served as Vice President, Chief Accounting Officer and Secretary of the Company since October 1993. Mr. Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.

Geoffrey Dohrmann Age 54	Mr. Dohrmann has served as a trustee since August 2000. Mr. Dohrmann co-founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987 and is currently its Chairman and Chief Executive Officer. Mr. Dohrmann also belongs to the advisory boards for the National Real Estate Index, The Journal of Real Estate Portfolio Management and Center for Real Estate Enterprise Management. He is also a fellow of the Homer Hoyt Institute and holds the Counselors of Real Estate (CRE) designation.

Carl D. Glickman Age 78	Mr. Glickman has served as a trustee since May 1994. He has been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the Board of Directors of Bear Stearns Companies, Inc.

James Grosfeld Age 67	Mr. Grosfeld has served as a trustee since November 2003. He also serves as a Director of Copart, Inc., Ramco-Gershenson Properties Trust and BlackRock, Inc. He has served on the Advisory Board of the Federal National Mortgage Association and as Director of Interstate Bakeries Corporation and Addington Resources. He was Chairman and Chief Executive Officer of Pulte Home Corporation from 1974 to 1990. He received his B.A. from Amherst College in 1959 and L.L.B. from Columbia Law School in 1962.

Kevin W. Lynch Age 52	Mr. Lynch has served as a trustee from May 1996 to May 2000 and again from May 2003 to the present. Mr. Lynch co-founded and has been a Principal of The Townsend Group since 1983. The Townsend Group is the largest real estate consulting firm to institutional investors in the United States. Mr. Lynch is a frequent industry speaker and member of the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries. He currently sits on the Real Estate Advisory Board for New York University and is a Director for First Industrial Realty Trust.

Name	Business Experience

Stanley R. Perla Age 61	Mr. Perla has served as a trustee since April 2003. Mr. Perla, a licensed Certified Public Accountant, was a partner for Ernst & Young LLP, a public accounting firm. He served as Ernst & Young’s National Director of Real Estate Accounting as well as Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. Mr. Perla also served on the real estate committees of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Perla is also a director of American Mortgage Acceptance Company and is a Vice President and the director of Internal Audit of Vornado Realty Trust.

Seth M. Zachary Age 52	Mr. Zachary has served as a trustee since November 1993. Since 1987, he has been a partner, and is currently the Chairman, of the law firm Paul, Hastings, Janofsky & Walker LLP, outside corporate counsel to the Company.

PART II.

Item 5.	Market for the Registrant’s Common Equity and Related Shareholder Matters

      Market Information. The common shares of the Company are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LXP.” The following table sets forth the closing high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

For the Quarters Ended:	High	Low

December 31, 2004	$23.23	$21.90
September 30, 2004	22.00	19.01
June 30, 2004	21.86	17.30
March 31, 2004	22.08	20.26

December 31, 2003	$20.85	$19.06
September 30, 2003	19.94	17.49
June 30, 2003	18.23	17.12
March 31, 2003	17.20	15.63

      The closing price of the common shares of the Company was $22.82 on March 10, 2005.

      Holders. As of March 10, 2005, the Company had approximately 2,854 common shareholders of record.

      Dividends. The Company has made quarterly distributions since October 1986 without interruption.

      The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2004	2003	2002	2001	2000

March 31,	$0.350	$0.335	$0.330	$0.310	$0.300
June 30,	$0.350	$0.335	$0.330	$0.320	$0.300
September 30,	$0.350	$0.335	$0.330	$0.320	$0.310
December 31,	$0.350	$0.335	$0.330	$0.320	$0.310

      The Company’s current quarterly common share dividend rate is $0.36 per share, or $1.44 per common share on an annualized basis.

      Following is a summary of the average taxable nature of the Company’s common share dividends for the three years ended December 31,:

	2004	2003	2002

Total dividends per share	$1.40	$1.34	$1.32

Ordinary income	84.09%	68.94%	77.89%
Short-term capital gain	—	—	2.27
15% rate — qualifying dividend	6.82	—	—
15% rate gain	0.34	3.10	—
20% rate gain	—	—	4.12
25% rate gain	2.28	0.70	5.65
Return of capital	6.47	27.26	10.07

	100.00%	100.00%	100.00%

      The Company’s per share dividend on its Series B Cumulative Redeemable Preferred Shares is $2.0125 per annum.

      Following is a summary of the average taxable nature of the Company’s dividend on its Series B Cumulative Redeemable Preferred Shares for the years ended December 31,:

	2004	2003

Ordinary income	89.91%	89.20%
15% rate — qualifying dividend	7.29	—
15% rate gain	0.37	8.05
25% rate gain	2.43	2.75

	100.00%	100.00%

      The Company’s per share dividend on its Series C Cumulative Convertible Preferred Shares is $3.25 per annum.

      While the Company intends to continue paying regular quarterly dividends to holders of its common shares, future dividend declarations will be at the discretion of the Board of Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as the Board of Trustees deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including the revenues received from rental properties, the operating expenses of the Company, the interest and principal payments required under various borrowing agreements, the ability of lessees to meet their obligations to the Company and any unanticipated capital expenditures.

      The various instruments governing the Company’s unsecured bank debt impose certain restrictions on the Company with regard to dividends and incurring additional debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

      The Company does not believe that the financial covenants contained in its unsecured revolving credit agreement and secured indebtedness will have any adverse impact on the Company’s ability to pay dividends in the normal course of business to its common and preferred shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.

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

      Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2004, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	176,330	$14.70	1,404,853
Equity compensation plans not approved by security holders	—	—	—

Total	176,330	$14.70	1,404,853

      Recent Sales of Unregistered Securities. On October 28, 2004, Lepercq Corporate Income Fund L.P. (“LCIF”), one of the Company’s operating partnerships, issued 97,828 OP Units in exchange for certain minority limited partnership interest in Barnhech Montgomery Associates Limited Partnership, a Maryland limited partnership and subsidiary of LCIF. The issuance of the 97,828 OP Units was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering of securities.

Item 6.	Selected Financial Data

      The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2004. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000’s, except per share data)

	2004	2003	2002	2001	2000

Total gross revenues	$151,225	$110,984	$89,424	$74,256	$71,163
Expenses applicable to revenues	(49,381)	(33,730)	(26,618)	(21,838)	(19,425)
Interest and amortization expense	(46,437)	(35,793)	(34,026)	(29,665)	(29,616)
Gain on sale of properties	—	—	—	—	2,959
Income from continuing operations	43,677	27,664	24,531	14,721	18,732
Total discontinued operations	1,130	5,985	6,064	3,341	3,220
Net income	44,807	33,649	30,595	18,062	21,952
Net income allocable to common shareholders	37,862	30,257	29,902	15,353	19,390
Income from continuing operations per common share — basic	0.79	0.71	0.88	0.62	0.96
Income from continuing operations per common share — diluted	0.79	0.70	0.87	0.60	0.91
Income from discontinued operations — basic	0.02	0.18	0.23	0.17	0.19
Income from discontinued operations — diluted	0.01	0.18	0.22	0.17	0.19
Net income per common share — basic	0.81	0.89	1.11	0.79	1.15
Net income per common share — diluted	0.80	0.88	1.09	0.77	1.10
Cash dividends declared per common share	1.41	1.355	1.325	1.290	1.230
Net cash provided by operating activities	90,860	71,815	57,732	41,277	41,175
Net cash used in investing activities	(202,549)	(298,553)	(107,064)	(64,321)	(38,549)
Net cash provided by financing activities	242,723	228,986	47,566	32,115	(6,671)
Ratio of earnings to combined fixed charges and preferred dividends	1.75	1.64	1.83	1.44	1.60
Real estate assets, net	1,227,262	1,001,772	779,150	714,047	584,198
Investments in non-consolidated entities	132,738	69,225	54,261	48,764	40,836
Total assets	1,697,086	1,207,411	902,471	822,153	668,377
Mortgages, notes payable and credit facility, including discontinued operations	765,909	551,385	491,517	455,771	387,326
Funds from operations(1)	83,642	64,502	61,818	47,126	46,316

(1)	The Company believes that Funds From Operations (“FFO”) enhances an investor’s understanding of the Company’s financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper”, issued by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as “net income (or loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company included in the calculation of FFO the dilutive effect of the deemed conversion of its outstanding exchangeable notes (in 2001 and 2000) which were redeemed by the Company in 2001 and the Series C Cumulative Convertible Preferred Shares in 2004. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

      The Company, which has elected to qualify as a real estate investment trust under the Internal Revenue Code of 1986, acquires and manages net leased commercial properties throughout the United States. The Company believes it has operated as a REIT since October 1993. As of December 31, 2004, the Company owned or had interests in 154 real estate properties encompassing 32.3 million rentable square feet. During 2004, the Company purchased 44 properties, including non-consolidated investments, for a capitalized cost of $935.1 million.

      During 2004, the Company sold eight properties to unrelated third parties for net sales price of $36.7 million. In addition, the Company contributed eight properties to its various joint venture programs for $197.0 million which approximated carrying costs. In addition, the Company was reimbursed for certain holding costs by the partners in the joint ventures.

      As of December 31, 2004, the Company leased properties to 108 tenants in 20 different industries.

      The Company’s revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to the Company’s ability to (i) acquire income producing properties and (ii) to release properties that are vacant, or may become vacant at favorable rental rates. The challenge the Company faces in purchasing properties is finding investments that will provide an attractive return without compromising the Company’s real estate underwriting criteria. The Company believes it has access to acquisition opportunities due to its relationship with developers, brokers, corporate users and sellers.

      In the past three years, the Company has experienced minimal lease turnover, and accordingly minimal capital expenditures. There can be no assurance that this will continue. Through 2009, the Company, including its non-consolidated entities, has 42 leases expiring which generate approximately $58.4 million in base rent, including the Company’s proportion share of base rent from non-consolidated entities. Releasing these properties at favorable effective rates is the primary focus of the Company.

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

      During 2003, the Company sold four properties for $11.1 million to unrelated parties, which resulted in an aggregate gain of approximately $2.2 million. During 2002, the Company sold five properties for $20.8 million to unrelated parties, which resulted in an aggregate gain of approximately $1.1 million. During 2003, the Company contributed 2 properties to LION for $23.8 million, which approximated carrying costs.

Critical Accounting Policies

      The Company’s accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of the Company’s financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.

      Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 “Accounting for Leases”, as amended (SFAS No. 13). SFAS No. 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Leases that include renewal options with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option.

      Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 “Accounting for Sales of Real Estate”, as amended. The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

      Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2004 and 2003, the Company did not record an allowance for doubtful accounts.

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

      The fair value of the tangible assets, which includes land, building and improvements, and fixtures and equipment, of an acquired property is determined to valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

      The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

      Impairment of Real Estate. Annually, and if events and circumstances require, the Company evaluates the carrying value of its real estate held to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

      Properties Held For Sale. The Company accounts for properties held for sale in accordance with Statement of Financial Accounting Standards No. 144, as amended “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liability being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

      Basis of Consolidation. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to FASB Interpretation No. 46 “Consolidation of Variable Interest Entities” (“FIN 46R”). If not, and the Company controls the entities voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

Liquidity and Capital Resources

      Since becoming a public company, the Company’s principal sources of capital for growth has been the public and private equity markets, selective secured indebtedness, its unsecured credit facility, issuance of OP Units and undistributed funds from operations. The Company expects to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on the Company’s access to capital sources. The Company’s ability to incur additional debt to fund acquisitions is dependent upon its existing leverage, the value of the assets the Company is attempting to leverage and general economic conditions which may be outside of management’s influence.

      The Company’s current $100.0 million variable rate unsecured revolving credit facility, which is scheduled to expire in August 2006, has made available funds to finance acquisitions and meet any short-term working capital requirements. As of December 31, 2004, no borrowings were outstanding. The Company did have $3.9 million in outstanding letters of credit under the facility. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized. The Company has the option to extend the maturity to August 2007, if no defaults exist, upon a payment of $0.3 million.

      During 2004, the Company completed a 6.9 million common share offering, raising $144.0 million of net proceeds. The Company also completed a 2.7 million convertible preferred share offering with a cumulative preferred dividend rate of 6.50% raising net proceeds of $131.1 million. As of December 31, 2004, these preferred shares are convertible into approximately 5.0 million common shares.

      During 2003, the Company completed a 4.5 million common share offering and a 5.3 million common share offering raising an aggregate of $174.0 million of net proceeds. The Company completed a 3.16 million redeemable preferred share offering with a cumulative preferred dividend rate of 8.05% raising net proceeds of $76.3 million. The proceeds of these offerings were used to repay debt and fund acquisitions.

      The Company has made equity commitments of $192.1 million to its various joint venture programs, of which $66.1 million is unfunded as of December 31, 2004. This amount will be funded as investments are made. In addition, the joint venture agreements provide the partners, under certain circumstances, the ability to put their interests to the Company for cash or commons shares. This put could require the Company to use its resources to purchase these assets instead of more favorable investment opportunities. The aggregate contingent commitment as of December 31, 2004 is approximately $222.3 million.

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

      Dividends paid to common shareholders increased to $65.1 million in 2004, compared to $45.8 million in 2003 and $35.8 million in 2002. Preferred dividends paid were $6.4 million, $1.8 million and $0.7 million in 2004, 2003 and 2002, respectively.

      Although the Company receives the majority of its base rent payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments. On November 1, 2004, the tenant in the Company’s Dallas, Texas property, VarTec Telcom, Inc., filed for Chapter 11 bankruptcy and subsequently rejected its lease with the Company. The lease, provided for $3.5 million in annual base rent and $3.4 million in annual cash rent. In addition, under the terms of the lease the tenant was responsible for all operating expenses of the property. As the tenant has rejected the lease, in addition to the loss of base rent, the Company will be responsible for operating expenses until a replacement tenant can be found. The Company has assessed the recoverability of this asset, which it is holding for investment, and believes it is not impaired as of December 31, 2004. The Company has written off $2.9 million in other assets relating to this bankruptcy.

      The Company believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash flows increased to $90.9 million for 2004 from $71.8 million for 2003 and $57.7 million for 2002. Cash flows from operations was negatively impacted in 2003 and 2002 by the payment of $7.2 million and, $0.3 million respectively in prepayment penalties on debt satisfactions.

      Net cash used in investing activities totaled $202.5 million in 2004, $298.6 million in 2003 and $107.1 million in 2002. Cash used in investing activities relates primarily to investments in real estate properties and joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

      Net cash provided by financing activities totaled $242.7 million in 2004, $229.0 million in 2003 and $47.6 million in 2002. Cash provided by financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and advances/repayments under the Company’s credit facility offset by dividend and distribution payments and mortgage principal payments.

      UPREIT Structure. The Company’s UPREIT structure permits the Company to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP Units in partnerships controlled by the Company. All of such OP Units are redeemable at certain times for common shares on a one-for-one basis and all of such OP Units require the Company to pay certain distributions to the holders of such OP Units. The Company accounts for these OP Units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP Units are redeemed for common shares.

      The following table provides certain information with respect to such OP Units as of December 31, 2004 (assuming the Company’s annualized dividend rate remains at the current $1.44 per share).

			Current	Total
			Annualized	Current
	Total		Per OP	Annualized
Redeemable for	Number	Affiliate	Unit	Distribution
common shares:	of OP Units	OP Units	Distribution	($000)

At any time	3,452,703	1,404,015	$1.44	$4,972
At any time	1,218,152	68,974	1.08	1,316
At any time	112,352	52,144	1.12	126
March 2005	29,384	—	—	—
March 2005	12,893	—	1.44	19
January 2006	171,168	416	—	—
January 2006	231,763	120,662	1.44	334
February 2006	28,230	1,743	—	—
May 2006	9,368	—	0.29	3
May 2006	97,828	27,212	1.44	141
November 2006	44,858	44,858	1.44	65

	5,408,699	1,720,024	$1.29	$6,976

      Affiliate OP Units, which are included in total OP Units, represent OP Units held by two executive officers (including their affiliates) of the Company.

Financing

      Revolving Credit Facility. The Company’s $100.0 million unsecured credit facility, which expires August 2006 and can be extended by the Company for one year with a payment of $0.3 million, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt, and has an interest rate period of one, three, or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants. As of December 31, 2004, no borrowings were outstanding and $96.1 million was available to be drawn. The Company has five outstanding letters of credit aggregating $3.9 million issued in accordance with provisions in certain non-recourse mortgages, which expire at various dates ranging from 2010 to 2012, under the facility.

      Debt Service Requirements. The Company’s principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2004, a total of 70 of the Company’s 107 consolidated properties, were subject to outstanding mortgages which had an aggregate principal amount of $765.9 million, including properties included in discontinued operations. As of December 31, 2004, the weighted average interest rate on the Company’s outstanding debt, was approximately 6.6%. The scheduled principal amortization payments for the next five years are as follows: $24.1 million in 2005; $25.9 million in 2006, $31.3 million in 2007, $25.5 million in 2008 and $26.0 million in 2009. Approximate balloon payment amounts, having a weighted average interest rate of 6.7%, due the next five years are as follows: $12.7 million in 2005, $0 in 2006, $0 in 2007, $65.6 million in 2008 and $47.7 million in 2009. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company’s equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

      The Company expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration the Company’s cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

Other

      Lease Obligations. Since the Company’s tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For eight of the properties, the Company has a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2004, three properties were vacant.

      The Company’s tenants pay the rental obligations on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligations for each of the next five years is $1.0 million.

Step Down Renewals

      The leases on the following properties contain renewal options, exercisable by the tenant, with rents per square foot less than that paid in 2004. The Company does not believe that any of these renewal options are bargain renewal options, and, accordingly, the renewal periods are excluded from straight-line rent calculations.

			Annual Rent
			per Net
			Rentable
	Tenant	Rentable	Square Foot —	Renewal Option Term and Renewal
Property Location	(Guarantor)	Square Feet	2004	Net Rent per Square Foot

295 Chipeta Way Salt Lake City, UT	Northwest Pipeline Corp.	295,000	$29.74	10/01/09 - 09/15/18: $11.73 plus base cost component ($.06) adjusted by CPI, plus ($.03)
450 Stern Street Oberlin, OH	Johnson Controls, Inc.	111,160	$6.02	12/23/06 - 12/22/11: $3.65 12/23/11 - 12/22/16: $4.20
46600 Port Street Plymouth, MI	Johnson Controls, Inc.	134,160	$6.59	12/23/06 - 12/22/11: $4.00 12/23/11 - 12/22/16: $4.60
541 Perkins Jones Road Warren, OH	Kmart Corp.	1,700,000	$5.51	10/01/07 - 09/30/12: $2.67
10/01/12 - 09/30/17: $2.67
10/01/17 - 09/30/22: $2.67
10/01/22 - 09/30/27: $2.67
10/01/27 - 09/30/32: $2.67
10/01/32 - 09/30/37: $2.67
10/01/37 - 09/30/42: FMV
10/01/42 - 09/30/47: FMV
10/01/47 - 09/30/52: FMV
				10/01/52 - 09/30/57: FMV
24100 Laguna Hills Mall Laguna Hills, CA	Federated Department Stores, Inc.	160,000	$4.24	04/17/14 - 04/16/29: $1.81 04/17/29 - 04/16/44: $1.81 04/17/44 - 04/16/50: $1.81
6910 S. Memorial Highway Tulsa, OK	Toys “R” Us, Inc.	43,123	$8.44	06/01/06 - 05/31/11: $5.92 06/01/11 - 05/31/16: $5.92 06/01/16 - 05/31/21: $5.92 06/01/21 - 05/31/26: $5.92 06/01/26 - 05/31/31: $5.92

			Annual Rent
			per Net
			Rentable
	Tenant	Rentable	Square Foot —	Renewal Option Term and Renewal
Property Location	(Guarantor)	Square Feet	2004	Net Rent per Square Foot

12535 SE 82nd Avenue Clackamas, OR	Toys “R” Us, Inc.	42,842	$10.06	06/01/06 - 05/31/11: $6.96 06/01/11 - 05/31/16: $6.96 06/01/16 - 05/31/21: $6.96 06/01/21 - 05/31/26: $6.96 06/01/26 - 05/31/31: $6.96
18601 Alderwood Mall Blvd. Lynnwood, WA	Toys “R” Us, Inc.	43,105	$9.24	06/01/06 - 05/31/11: $6.48 06/01/11 - 05/31/16: $6.48 06/01/16 - 05/31/21: $6.48 06/01/21 - 05/31/26: $6.48 06/01/26 - 05/31/31: $6.48
9580 Livingston Road Oxon Hill, MD	GFS Realty, Inc. (Giant Food, Inc.)	107,337	$2.23	03/01/14 - 02/29/19: $1.53 03/01/19 - 02/29/24: $1.53 03/01/24 - 02/29/29: $1.15 03/01/29 - 02/29/34: $1.15
Rockshire Village Center 2401 Wootton Parkway Rockville, MD	GFS Realty, Inc. (Giant Food, Inc.)	51,682	$4.34	06/20/17 - 05/31/27: $1.78 06/01/27 - 05/31/37: $1.33
590 Ecology Lane Chester, SC	Owens Corning	193,891	$8.35	01/01/21 - 12/31/25: $6.41 01/01/26 - 12/31/30: $7.08

      Contractual Obligations. The following summarizes the Company’s principal contractual obligations as of December 31, 2004 ($000’s):

							2010 and
	2005		2006	2007	2008	2009	thereafter	Total(4)

Mortgages payable — normal amortization	$24,057		$25,873	$31,298	$25,474	$26,007	$148,939	$281,648
Mortgages payable — balloon maturities	12,713	(2)	—	—	65,557	47,681	358,310	484,261
Purchase obligations	28,768		—	—	—	—	—	28,768
Credit facility(3)	—		—	—	—	—	—	—
Operating lease obligations(1)	1,632		1,632	1,627	1,597	998	7,684	15,170

	$67,170		$27,505	$32,925	$92,628	$74,686	$514,933	$809,847

(1)	Includes ground lease payments and office rent. Amounts disclosed through 2008 include rent for the Company’s corporate office which is fixed through 2008 and adjusted to fair market value as determined at January 2009. Therefore, the amounts for 2009 and thereafter do not include corporate office rent.

(2)	The Company has the ability to extend the maturity of this mortgage note to 2006.

(3)	The Company has $3,864 in outstanding letters of credit.

(4)	The Company has approximately $66,100 of unfunded equity commitments to joint ventures. In addition, the joint venture agreements provide the partners, under certain circumstances, the ability to put their interests to the Company for cash or common shares. The aggregate contingent commitment as of December 31, 2004 is approximately $222,300.

      Capital Expenditures. Due to the net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility. As of December 31, 2004, the Company had entered into binding letters of intent to purchase two properties upon completion of (i) construction and commencement of rent from the tenants and/or (ii) the seller fulfilling its contractual obligation concerning certain deliverables. As of December 31, 2004 the aggregate estimated obligation was $28.8 million.

      Shares Repurchase. The Company’s Board of Trustees has authorized the Company to repurchase, from time to time, up to 2.0 million common shares and OP Units depending on market conditions and other factors. As of December 31, 2004, the Company had repurchased approximately 1.4 million common shares and OP Units, at an average price of approximately $10.59 per common share/OP Unit.

Comparison of 2004 to 2003

      Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2004 of $40.2 million, $34.9 million is primarily attributable to (i) base rent from properties purchased in 2004 and 2003 ($34.5 million) and (ii) a net increase in base rent due to lease extensions and index adjusted rents ($0.5 million), offset by (iii) an increase in vacancy ($0.1 million). The remaining $5.3 million increase in gross revenues in 2004 was attributable to an increase in tenant reimbursements of $1.8 million and $3.5 million increase in advisory fees. The increase in interest and amortization expense of $10.6 million is due to the additional mortgage loans obtained due to growth of the Company’s portfolio and has been partially offset by interest savings resulting from scheduled principal amortization payments, lower interest rates and mortgage satisfactions. The increase in depreciation and amortization of $13.3 million is due primarily to the growth in real estate and intangibles due to property acquisitions. The Company’s general and administrative expenses increased by $4.3 million primarily due to greater professional service fees ($1.2 million), personnel costs ($1.4 million), severance costs for a former officer ($0.5 million), trustee fees ($0.3 million), and investor relations/financial reporting ($0.2 million). The Company incurred a $2.9 million write-off of assets relating to the bankruptcy of VarTec Telecom, Inc., the tenant in its Dallas, Texas property, in 2004. The increase in property operating expenses of $2.3 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy. Debt satisfaction charges decreased by $7.5 million due to the payoff of certain mortgages in 2003. Non-operating income increased $1.8 million primarily due to reimbursement of certain costs from non-consolidated entities and greater interest earned. The provision for income taxes increased due to increased earnings in taxable REIT subsidiaries. Minority interest expense increased by $0.6 million due to the increase in earnings at the partnership level. Equity in earnings of non-consolidated entities increased $1.5 million due to an increase in assets owned and net income of non-consolidated entities (see below). Net income increased primarily due to the positive impact of items discussed above plus a $3.3 million increase in gains on sales, offset by a reduction in income from discontinued operations of $2.7 million and a $5.5 million impairment charge in 2004. During 2004, the Company sold eight properties which resulted in aggregate net gain on sale of $5.5 million. As of December 31, 2004, four properties are classified as held for sale as these properties met all criteria of SFAS No. 144. During 2004, the aggregate impairment charge of $5.5 million was incurred on four properties including one currently classified as held for sale. The impairment charges were recognized when the Company decided to sell the properties instead of holding them for investment. Net income allocable to common shareholders increased due to the items discussed above offset by an increase in preferred dividends of $3.6 million resulting from the issuance of preferred shares in 2004 and 2003.

      The Company’s non-consolidated entities had aggregate net income of $20.6 million in 2004 compared with $16.5 million in 2003. The increase in net income is primarily attributable to an increase in gross revenues of $32.5 million attributable to the acquisition of properties. These revenue sources were partly offset by an increase in (i) interest expense of $12.3 million due to partial funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $12.4 million due to more depreciable assets owned, and (iii) property operating expenses of $3.4 million.

      Any increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees when such properties are acquired by joint venture or advisory programs, growth in net income is dependent on index adjusted rents, percentage rents, reduced interest expense on amortizing mortgages and by controlling variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates of debt and tenant monetary defaults.

Comparison of 2003 to 2002

      Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2003 of $21.6 million, $20.1 million is primarily attributable to (i) base rent from properties purchased in 2003 and 2002 ($14.3 million), (ii) the consolidation of LRA ($4.4 million) and (iii) the expansion of a property ($1.4 million). The remaining $1.5 million increase in gross revenues in 2003 was attributable to the advisory fees related to the consolidation of LRA. The increase in interest and amortization expense of $1.8 million is due to the growth of the Company’s portfolio and has been partially offset by interest savings resulting from scheduled principal amortization payments, lower interest rates and mortgage satisfactions. The increase in depreciation and amortization of $5.5 million is due primarily to the growth in real estate due to property acquisitions. The Company’s general and administrative expenses increased by $4.1 million primarily due to greater personnel costs ($1.7 million), occupancy costs ($0.2 million), professional service fees ($0.2 million) and the consolidation of LRA ($1.9 million). The increase in property operating expenses of $1.6 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility. Debt satisfaction charges increased by $7.1 million due to the payoff of certain mortgages in 2003. Minority interest expense decreased by $0.9 million due to the decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities increased $0.7 million due to an increase in assets owned and net income of non-consolidated entities (see below). Net income increased primarily due to the positive impact of items discussed above offset by decreases of $1.2 million in income from discontinued operations plus a $1.1 million increase in gains on sales. Net income allocable to common shareholders increased due to the items discussed above offset by an increase in preferred dividends of $2.7 million resulting from the issuance of preferred shares.

      The Company’s non-consolidated entities had aggregate net income of $16.5 million in 2003 compared to $13.6 million in 2002. The increase in net income is primarily attributable to an increase in gross revenues of $9.0 million in 2003 attributable to acquisition of properties and the formation of a new joint venture. These revenue sources were partly offset by an increase in (i) interest expense of $2.1 million in 2003 due to increased acquisition leverage, (ii) depreciation expense of $1.8 million in 2003 due to more depreciable assets owned, and (iii) property operating expenses of $2.1 million. The financial information for non-consolidated entities does not include information for LRA.

      Inflation. The Company’s long term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (i) scheduled fixed base rent increases and (ii) base rent increases based upon the consumer price index. In addition, the majority of the Company’s leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing the Company’s exposure to increases in costs and operating expenses resulting from inflation.

      Environmental Matters. Based upon management’s ongoing review of its properties, management is not aware of any environmental condition with respect to any of the Company’s properties, which would be reasonably likely to have a material adverse effect on the Company. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company’s tenants, which would adversely affect the Company’s financial condition and results of operations.

Funds From Operations

      The Company believes that Funds From Operations (“FFO”) enhances an investor’s understanding of the Company’s financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper”, issued by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as “net income (or loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company included in the calculation of FFO the effect of the deemed conversion of its convertible OP Units and preferred shares. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

      The following table reflects the calculation of the Company’s FFO and cash flow activities for each of the years in the three year period ended December 31, 2004 ($000):

	2004	2003	2002

Net income allocable to common shareholders	$37,862	$30,257	$29,902
Depreciation and amortization	39,894	27,634	21,480
Minority interests’ share of net income	2,570	4,039	5,510
Amortization of leasing commissions	647	812	677
Joint venture adjustment-depreciation	7,559	3,951	4,611
Preferred shares — Series A	—	—	693
Preferred shares — Series C	585	—	—
Gain on sale of properties	(5,475)	(2,191)	(1,055)

Funds From Operations	$83,642	$64,502	$61,818

Cash flows from operating activities	$90,860	$71,815	$57,732
Cash flows used in investing activities	(202,549)	(298,553)	(107,064)
Cash flows from financing activities	242,723	228,986	47,566

Recently Issued Accounting Standards

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“VIEs”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company’s adoption of FIN 46R had no effect on the Company’s Consolidated Financial Statements.

      In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment (“SFAS No. 123(R)”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R established standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) is effective for interim periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

      In December 2004, the FASB issued Statement No. 153 Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges, occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

      Non-Consolidated Real Estate Entities. As of December 31, 2004, the Company has investments in various real estate entities with varying structures. These investments include the Company’s 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 30% non-controlling interest in Triple Net Investment Company LLC and its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership. The properties owned by these entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

      The Company invests in entities with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See footnote 6 to the consolidated financial statements for summary combined balance sheet and income statement data relating to these entities.

      In addition, the Company has issued $3.9 million in letters of credit.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

      The Company’s exposure to market risk relates to its debt. As of December 31, 2004 and 2003, the Company’s variable rate indebtedness represented 1.8% and 19.9%, respectively, of total mortgages and notes payable. During 2004 and 2003, this variable rate indebtedness had a weighted average interest rate of 3.6% and 4.0%, respectively. Had the weighted average interest rate been 100 basis points higher the Company’s net income would have been reduced by $0.3 million and $0.6 million in 2004 and 2003, respectively. As of December 31, 2004 and 2003, the Company’s fixed rate debt, including discontinued operations, was $752.2 million and $441.7 million, respectively which represented 98.2% and 80.1%, respectively, of total long-term indebtedness. The weighted average interest rate as of December 31, 2004 of fixed rate debt was 6.6%, which is approximately 110 basis points higher than the fixed rate debt obtained by the Company during 2004. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company’s net income would have been reduced by $6.5 million and $4.5 million, for years ended December 31, 2004 and 2003, respectively.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS

OVER FINANCIAL REPORTING

      Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

      All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

      In assessing the effectiveness of the Company’s internal control over financial reporting, management used as guidance the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

      Based upon the assessment performed management believes that the Company’s internal controls over financial reporting are effective as of December 31, 2004. In addition, KPMG LLP, the Company’s independent registered public accounting firm, has issued an attestation report on management’s assessment of the Company’s internal controls over financial reporting which is included on page 41.

Item 8.	Financial Statements and Supplementary Data

LEXINGTON CORPORATE PROPERTIES TRUST

AND CONSOLIDATED SUBSIDIARIES

INDEX

Page

Reports of Independent Registered Public Accounting Firm	40-41
Consolidated Balance Sheets as of December 31, 2004 and 2003	42
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	43
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2004, 2003 and 2002	44
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	45
Notes to Consolidated Financial Statements	46-69
Financial Statement Schedule
Schedule III — Real Estate and Accumulated Depreciation	70-72

Report of Independent Registered Public Accounting Firm

The Shareholders

Lexington Corporate Properties Trust:

      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Lexington Corporate Properties Trust (the Company) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements and financial statement schedule as listed in the accompanying index, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

New York, New York

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Shareholders

Lexington Corporate Properties Trust:

      We have audited the accompanying consolidated financial statements of Lexington Corporate Properties Trust and subsidiaries (the Company) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

New York, New York

March 15, 2005

LEXINGTON CORPORATE PROPERTIES TRUST

AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets

($000 except per share amounts)
Years ended December 31,

	2004	2003

ASSETS
Real estate, at cost
Buildings and building improvements	$1,182,171	$973,475
Land and land estates	210,764	178,077
Land improvements	2,154	2,666
Fixtures and equipment	12,783	8,177

	1,407,872	1,162,395
Less: accumulated depreciation	180,610	160,623

	1,227,262	1,001,772
Properties held for sale — discontinued operations	13,216	36,478
Intangible assets (net of accumulated amortization of $3,101 in 2004 and $299 in 2003)	54,736	14,736
Investment in and advances to non-consolidated entities	132,738	69,225
Cash and cash equivalents	146,957	15,923
Deferred expenses (net of accumulated amortization of $4,896 in 2004 and $4,891 in 2003)	7,860	10,013
Rent receivable — current	4,123	—
Rent receivable — deferred	23,923	24,069
Notes receivable from affiliate	45,800	—
Other assets, net	40,471	35,195

	$1,697,086	$1,207,411

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$765,144	$455,940
Credit facility borrowings	—	94,000
Liabilities — discontinued operations	1,688	1,445
Origination fees payable, including accrued interest	—	808
Accounts payable and other liabilities	12,406	7,308
Accrued interest payable	5,808	1,576
Prepaid rent	3,818	2,482
Deferred revenue	4,173	975

	793,037	564,534
Minority interests	56,759	59,220

	849,796	623,754

Commitments and contingencies (notes 6, 7, 8 and 13)
Common shares, par value $0.0001 per share; 287,888 shares issued and outstanding, liquidation preference $3,886	—	3,809

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares; Class B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and outstanding in 2004 and 2003	76,315	76,315
Class C Cumulative Convertible Preferred, liquidation preference $135,000, 2,700,000 shares issued and outstanding in 2004	131,126	—
Common shares, par value $0.0001 per share, authorized 80,000,000 shares, 48,621,273 and 40,394,113 shares issued and outstanding in 2004 and 2003, respectively	5	4
Additional paid-in-capital	766,882	601,501
Deferred compensation, net	(8,692)	(6,265)
Accumulated distributions in excess of net income	(118,346)	(91,707)

Total shareholders’ equity	847,290	579,848

	$1,697,086	$1,207,411

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST

AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Income

($000 except per share amounts)
Years ended December 31,

	2004	2003	2002

Gross revenues:
Rental	$140,003	$105,057	$84,974
Advisory fees	4,885	1,429	—
Tenant reimbursements	6,337	4,498	4,450

Total gross revenues	151,225	110,984	89,424
Expense applicable to revenues:
Depreciation and amortization	(38,930)	(25,623)	(20,157)
Property operating	(10,451)	(8,107)	(6,461)
General and administrative	(13,939)	(9,659)	(5,579)
Write-off – tenant bankruptcy	(2,884)	—	—
Non-operating income	3,276	1,442	1,295
Interest and amortization expense	(46,437)	(35,793)	(34,026)
Debt satisfaction charges	—	(7,459)	(345)

Income before provision for income taxes, minority interests, equity in earnings of non-consolidated entities and discontinued operations	41,860	25,785	24,151
Provision for income taxes	(1,181)	(259)	(136)
Minority interests	(4,196)	(3,569)	(4,454)
Equity in earnings of non-consolidated entities	7,194	5,707	4,970

Income from continuing operations	43,677	27,664	24,531

Discontinued operations, net of minority interest (Note 5):
Income from discontinued operations	1,102	3,794	5,009
Impairment charges	(5,447)	—	—
Gains on sales of properties	5,475	2,191	1,055

Total discontinued operations	1,130	5,985	6,064

Net income	44,807	33,649	30,595
Dividends attributable to preferred shares — Series A	—	—	(693)
Dividends attributable to preferred shares — Series B	(6,360)	(3,392)	—
Dividends attributable to preferred shares — Series C	(585)	—	—

Net income allocable to common shareholders	$37,862	$30,257	$29,902

Income per common share — basic:
Income from continuing operations	$0.79	$0.71	$0.88
Income from discontinued operations	0.02	0.18	0.23

Net income	$0.81	$0.89	$1.11

Weighted average common shares outstanding — basic	46,551,328	34,074,935	27,026,789

Income per common share — diluted:
Income from continuing operations	$0.79	$0.70	$0.87
Income from discontinued operations	0.01	0.18	0.22

Net income	$0.80	$0.88	$1.09

Weighted average common shares outstanding — diluted	52,048,909	39,493,872	32,602,069

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST

AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

($000 except per share amounts)
Years ended December 31,

							Accumulated	Notes
	Number of		Number of		Additional	Deferred	Distributions	Receivable	Total
	Preferred		Common		Paid-in	Compensation,	In Excess of	Officers/	Shareholders’
	Shares	Amount	Shares	Amount	Capital	net	Net Income	Shareholders	Equity

Balance at December 31, 2001	$—	$—	24,219,409	$2	$342,161	$(1,641)	$(71,836)	$(1,973)	$266,713
Net income	—	—	—	—	—	—	30,595	—	30,595
Dividends paid to common shareholders ($1.32 per share)	—	—	—	—	—	—	(35,843)	—	(35,843)
Dividends paid to preferred shareholders ($0.3465 per share)	—	—	—	—	—	—	(693)	—	(693)
Conversion of preferred shares	—	—	2,000,000	—	24,369	—	—	—	24,369
Issuance of common shares, net	—	—	3,522,751	1	48,459	(860)	—	(500)	47,100
Amortization of deferred compensation	—	—	—	—	—	735	—	—	735

Balance at December 31, 2002	—	—	29,742,160	3	414,989	(1,766)	(77,777)	(2,473)	332,976
Net income	—	—	—	—	—	—	33,649	—	33,649
Dividends paid to common shareholders ($1.34 per share)	—	—	—	—	—	—	(45,777)	—	(45,777)
Dividends paid to preferred shareholders ($0.5702 per share)	—	—	—	—	—	—	(1,802)	—	(1,802)
Issuance of common shares, net	—	—	10,810,177	1	188,985	(5,887)	—	—	183,099
Issuance of preferred shares, net	3,160,000	76,315	—	—	—	—	—	—	76,315
Amortization of deferred compensation	—	—	—	—	—	1,388	—	—	1,388
Repayments on notes	—	—	(158,224)	—	(2,473)	—	—	2,473	—

Balance at December 31, 2003	3,160,000	76,315	40,394,113	4	601,501	(6,265)	(91,707)	—	579,848
Net income	—	—	—	—	—	—	44,807	—	44,807
Dividends paid to common shareholders ($1.40 per share)	—	—	—	—	—	—	(65,086)	—	(65,086)
Dividends paid to preferred shareholders ($2.0125 per share)	—	—	—	—	—	—	(6,360)	—	(6,360)
Issuance of common shares, net	—	—	7,939,272	1	161,572	(4,381)	—	—	157,192
Issuance of preferred shares, net	2,700,000	131,126	—	—	—	—	—	—	131,126
Amortization of deferred compensation	—	—	—	—	—	1,954	—	—	1,954
Reclass of common shares from mezzanine equity	—	—	287,888	—	3,809	—	—	—	3,809

Balance at December 31, 2004	5,860,000	$207,441	48,621,273	$5	$766,882	$(8,692)	$(118,346)	—	$847,290

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST

AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows

($000)
Years ended December 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$44,807	$33,649	$30,595
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	41,710	29,572	23,375
Minority interests	3,911	4,276	5,707
Gain on sale of properties	(5,475)	(2,191)	(1,055)
Impairment charges	5,447	—	—
Write-off-tenant bankruptcy	2,884	—	—
Straight-line rents	(3,395)	(3,790)	(2,426)
Other non-cash charges	2,556	2,026	1,016
Equity in earnings of non-consolidated entities	(7,194)	(5,707)	(4,970)
Distributions from non-consolidated entities	5,294	8,495	5,704
Deferred tax assets	(2,026)	—	—
Increase in accounts payable and other liabilities	1,710	1,708	539
Other adjustments, net	631	3,777	(753)

Net cash provided by operating activities	90,860	71,815	57,732

Cash flows from investing activities:
Net proceeds from sale/transfer of properties	101,367	34,943	20,756
Investments in real estate properties and intangible assets	(203,678)	(327,435)	(114,272)
Investments in and advances to non-consolidated entities	(86,171)	(6,824)	(5,539)
Investment in convertible mortgage receivable	(19,800)	—	—
Notes receivable from affiliate	(32,800)	(2,331)	(2,158)
Real estate deposits	1,180	(23,222)	(4,455)
Distribution of loan proceeds from non-consolidated entities	38,527	26,899	—
Increase in deferred leasing costs	(207)	(1,034)	—
Change in escrow deposits and restricted cash	(967)	451	(1,396)

Net cash used in investing activities	(202,549)	(298,553)	(107,064)

Cash flows from financing activities:
Proceeds of mortgages and notes payable	159,760	90,882	49,165
Change in credit facility borrowing, net	(94,000)	63,000	21,000
Dividends to common and preferred shareholders	(71,446)	(47,579)	(36,536)
Dividend reinvestment plan proceeds	10,608	7,095	4,870
Principal payments on debt, excluding normal amortization	(6,543)	(107,942)	(10,049)
Principal amortization payments	(19,704)	(16,121)	(14,091)
Debt deposits	(1,384)	121	(362)
Origination fee amortization payments	(29)	(406)	(372)
Common shares issued, net of offering costs	144,518	174,152	41,595
Preferred shares issued, net of offering costs	131,126	76,315	—
Cash distributions to minority interests	(8,975)	(6,618)	(6,304)
Increase in deferred expenses	(1,087)	(3,913)	(1,350)
Common shares/partnership units repurchased	(121)	—	—

Net cash provided by financing activities	242,723	228,986	47,566

Cash attributable to newly consolidated entity	—	1,578	—

Change in cash and cash equivalents	131,034	3,826	(1,766)
Cash and cash equivalents, beginning of year	15,923	12,097	13,863

Cash and cash equivalents, end of year	$146,957	$15,923	$12,097

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST

AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements

($000’s except per share data)

(1)	The Company

      Lexington Corporate Properties Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2004, the Company owned or had interests in 154 properties in 37 states. The real properties owned by the Company are generally subject to triple net leases to corporate tenants, however seven provide for operating expense stops and one is subject to a modified gross lease.

      The Company’s Board of Trustees authorized the Company to repurchase, from time to time, up to 2.0 million common shares and/or operating partnership units (“OP Units”) in its three controlled operating partnership subsidiaries, depending on market conditions and other factors. As of December 31, 2004, the Company repurchased approximately 1.4 million common shares/ OP Units at an average price of approximately $10.59 per common share/ OP Unit.

(2)	Summary of Significant Accounting Policies

      Basis of Presentation and Consolidation. The Company’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), Net 3 Acquisition L.P. (“Net 3”), Lexington Realty Advisors, Inc. (“LRA”) and Lexington Contributions, Inc. (“LCI”), a wholly owned subsidiary. The Company is the sole equity owner of each of the general partner and majority limited partner of LCIF, LCIF II and Net 3. Effective January 1, 2003, the Company converted its non-voting interest in LRA to a 100% voting interest and accordingly has consolidated LRA commencing January 1, 2003, while it was accounted for under the equity method in 2002.

      Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, OP Units and convertible preferred shares.

Recently Issued Accounting Standards.

      In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (“VIEs”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company’s adoption of FIN 46R had no effect on Company’s Consolidated Financial Statements.

      FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 was effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

instruments. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

      In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), was issued. SFAS 148 amends FASB SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

      In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment (“SFAS No. 123R”), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for interim periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

      In December 2004, the FASB issued Statement No. 153 Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29 (“SFAS No. 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges, occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company’s financial position or results of operations.

      Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates made include the recoverability of accounts receivable (primarily related to straight-line rents), allocation of property purchase price to tangible and intangible assets, the determination of impairment of long-lived assets and the useful lives of long-lived assets. Actual results could differ from those estimates.

      Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

      The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determina-

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

tion of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

      In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

      The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

      Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Leases that include renewal options with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option.

      Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended (“SFAS 66”). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

      Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2004 and 2003, the Company did not record an allowance for doubtful accounts.

      Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

      Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

ranging from 8 to 40 years, land improvements from 15 to 20 years, and fixtures and equipment from 12-16 years.

      Only costs incurred to third parties in acquiring properties are capitalized. No internal costs (rents, salaries, overhead) are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

      Investments in Non-Consolidated Entities. The Company accounts for its investments in less than 50% owned entities under the equity method, unless pursuant to FIN 46R consolidation is required.

      Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the life of the lease.

      Deferred Compensation. Deferred compensation consists of the value of non-vested common shares issued by the Company to employees and trustees. The deferred compensation is amortized ratably over the vesting period which generally is five years. Certain common shares vest only when certain performance based measures are met. As of December 31, 2004, none of the performance criteria have been met.

      Tax Status. The Company and its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for Federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its stockholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the “Code”).

      The Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. LRA and LCI are taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

      Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

      A summary of the average taxable nature of the Company’s common dividends for each of the years in the three year period ended December 31, 2004 is as follows:

	2004	2003	2002

Total common dividends per share	$1.40	$1.34	$1.32

Ordinary income	84.09%	68.94%	77.89%
Short-term capital gain	—	—	2.27
15% rate — qualifying dividend	6.82	—	—
15% rate gain	0.34	3.10	—
20% rate gain	—	—	4.12
25% rate gain	2.28	0.70	5.65
Return of capital	6.47	27.26	10.07

	100.00%	100.00%	100.00%

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

      Common Share Options. The Company has elected to continue to account for its option plan under the recognition provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized with regard to options granted in the Consolidated Statements of Income.

      Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding common share option awards in each period:

	2004	2003	2002

Net income allocable to common shareholders, as reported — basic	$37,862	$30,257	$29,902
Add: Stock based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	255	509	975

Pro forma net income — basic	$37,607	$29,748	$28,927

Net income per share — basic
Basic — as reported	$0.81	$0.89	$1.11

Basic — pro forma	$0.81	$0.87	$1.07

Net income allocable to common shareholders, as reported — diluted	$41,615	$34,740	$35,529
Add: Stock based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	255	509	975

Pro forma net income — diluted	$41,360	$34,231	$34,554

Net income per share — diluted
Diluted — as reported	$0.80	$0.88	$1.09

Diluted — pro forma	$0.79	$0.87	$1.06

      The per share weighted average fair value of options granted during 2002 were estimated to be $2.42, using a Black-Scholes option pricing formula. The more significant assumptions underlying the determination of such fair values include: (i) a risk free interest rate of 3.32%; (ii) an expected life of five years; (iii) volatility factor of 15.11% and (iv) actual dividends paid. The value of common share options issued in 2003 were estimated to be $2.42. There were no common share options issued in 2004.

      Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or redemption of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy and obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2004, the Company is not aware of any environmental matter that could have a material impact on the financial statements.

      Reclassifications. Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation, including conforming the Consolidated Statements of Income to rule 5-03 of Regulation S-X and reclassifying certain income statement captions for properties held for sale as of December 31, 2004 and properties sold during 2004, which are presented as discontinued operations.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(3)	Earnings Per Share

      The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2004:

	2004	2003	2002

BASIC
Income from continuing operations	$43,677	$27,664	$24,531
Less — dividends attributable to preferred shares	(6,945)	(3,392)	(693)

Income attributed to common shareholders from continuing operations	36,732	24,272	23,838
Total discontinued operations	1,130	5,985	6,064

Net income attributed to common shareholders	$37,862	$30,257	$29,902

Weighted average number of common shares outstanding	46,551,328	34,074,935	27,026,789

Income per common share — basic:
Income from continuing operations	$0.79	$0.71	$0.88
Income from discontinued operations	0.02	0.18	0.23

Net income	$0.81	$0.89	$1.11

DILUTED
Income attributed to common shareholders from continuing operations — basic	$36,732	$24,272	$23,838
Add — incremental income attributed to assumed conversion of dilutive securities	4,192	3,569	4,454

Income attributed to common shareholders from continuing operations	40,924	27,841	28,292
Income from discontinued operations	691	6,899	7,237

Net income attributed to common shareholders	$41,615	$34,740	$35,529

Weighted average number of shares used in calculation of basic earnings per share	46,551,328	34,074,935	27,026,789
Add — incremental shares representing:
Shares issuable upon exercise of employee share options	131,415	202,504	300,102
Shares issuable upon conversion of dilutive securities	5,366,166	5,216,433	5,275,178

Weighted average number of shares used in calculation of diluted earnings per common share	52,048,909	39,493,872	32,602,069

Income per common share — diluted:
Income from continuing operations	$0.79	$0.70	$0.87
Income from discontinued operations	0.01	0.18	0.22

Net income	$0.80	$0.88	$1.09

      The Company’s Series C Convertible Preferred Shares have the potential to be dilutive in future periods.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(4)	Investments in Real Estate and Intangible Assets

      During 2004 and 2003, the Company made acquisitions, excluding acquisitions made directly by non-consolidated entities totaling, $467,940 and $329,191, respectively. These amounts include properties purchased by the Company that were subsequently transferred to non-consolidated entities. During the second quarter of 2004, the Company issued a $19,800 convertible mortgage note secured by a property in Carrollton, Texas. The note, which bore interest at 8.20%, provided for interest only payments through December 2004. In December 2004, the Company exercised its option to purchase the property by converting the note and paying $2,190 in cash. This purchase is included in the amount above.

      In 2004, the Company contributed eight properties to various non-consolidated entities for $196,982, including intangible assets, which approximated cost, and the non-consolidated entities assumed $97,641 in non-recourse debt. The Company received a cash payment of $68,203 relating to these contributions. In 2003, the Company contributed two properties to a non-consolidated entity for a cash payment of $23,849, which approximated cost. In addition during 2004, the partners of the non-consolidated entities reimbursed the Company for certain holding costs totaling $1,240, which is included in other non-operating income.

      The Company sold to unrelated parties eight properties in 2004, four properties in 2003 and four properties and one building in the Palm Beach Gardens, Florida property in 2002, for aggregate net proceeds of $36,651, $11,094 and $16,342, respectively, which resulted in gains in 2004, 2003 and 2002 of $5,475, $2,191 and $1,055, respectively. During 2004, the tenant in the Company’s Dallas, Texas property filed for bankruptcy and disaffirmed the lease resulting in the Company writing off $2,884 of assets.

      As of December 31, 2004 and 2003, the components of intangible assets are as follows:

	2004	2003

Origination costs	$44,625	$13,487
Customer relationships	5,620	1,548
Above-market leases	4,876	—
Below-market lease	2,716	—

	$57,837	$15,035

      The estimated amortization of the above intangibles for each of the next five years is $4,687.

      The below-market lease resulted in a corresponding amount of deferred revenue.

(5)	Discontinued Operations and Assets Held For Sale

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 established criteria beyond that previously specified in Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (“SFAS 121”), to determine when a long-lived asset is classified as held for sale, and it provides a single accounting model for the disposal of long-lived assets. SFAS 144 was effective beginning January 1, 2002. In accordance with SFAS 144, the Company now reports as discontinued operations assets held for sale (as defined by SFAS 144) as of the end of the current period and assets sold subsequent to January 1, 2002. All results of these discontinued operations are included in a separate component of income on the Consolidated Statements of Income under discontinued operations.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      At December 31, 2004, the Company has four properties held for sale with aggregate assets of $13,216. In addition, the Company has related liabilities aggregating $1,688. As of December 31, 2003, the Company had three properties held for sale, with aggregate assets of $36,478 and liabilities of $1,445, two of which were sold in 2004 and one of which was reclassified as held for investment. In 2004, the Company recorded impairment charges of $5,447 on three properties when such assets were deemed to be impaired in accordance with SFAS 144.

      The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2004, 2003 and 2002:

	Year ended December 31,

	2004	2003	2002

Revenues	$3,807	$8,015	$8,910
Pre-tax income, including gains on sales	$1,130	$6,145	$6,064

(6)	Investment in Non-Consolidated Entities

      The Company has investments in various real estate joint ventures. The business of each joint venture is to acquire, finance, hold for investment or sell single tenant net leased real estate.

Lexington Acquiport Company, LLC (Company has 33 1/3% interest.)

      Lexington Acquiport Company, LLC (“LAC”), is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund (“CRF”). The joint venture agreement expires in December 2011. The Company and CRF originally committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. Through December 31, 2004, total contributions to LAC were $144,332. During 2003, LAC purchased two properties for a capitalized cost of $49,450. In 2003, the Company and CRF purchased a property outside the LAC joint venture for $22,700, which required an aggregate capital contribution of $3,751. The partners agreed that the aggregate of these contributions would close the funding obligations to LAC. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of purchase price of each property investment. All allocations of profit, loss and cash flows from LAC are made one-third to the Company and two-thirds to CRF.

      During 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC (“LAC II”). The Company and CRF have committed $50,000 and $150,000, respectively. In addition to the fees LRA currently earns on acquisitions and asset management in LAC, LRA will also earn 50 basis points on all mortgage debt directly placed in LAC II. All allocations of profit, loss and cash flows from LAC II will be allocated 25% to the Company and 75% to CRF. As of December 31, 2004, $76,494 has been funded by the members.

      CRF can presently elect to put their equity position in LAC and LAC II to the Company. The Company has the option of issuing common shares for the fair market value of CRF’s equity position (as defined) or cash for 110% of the fair market value of CRF’s equity position. The per common share value of shares issued for CRF’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date, (ii) the Company’s funds from operations per share (as defined) multiplied by 8.5 or (iii) $13.40 for LAC properties and $15.20 for LAC II properties. The Company has the right not to accept any property (thereby reducing the fair market value of CRF’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If CRF exercised this put, it is the Company’s current intention to

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

settle this amount in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

      During 2004, LAC II purchased nine properties for a capitalized cost of $239,683, four of which were transferred from the Company for $131,596. LAC II partially funded these acquisitions by the use of $118,690 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.3% to 6.3% and mature at various dates ranging from 2014 to 2019. In addition, LAC II borrowed $45,800 in non-recourse mortgages, with stated interest rates ranging from 5.0% to 5.2%, from the Company for these acquisitions and subsequent to year end the $45,800 was repaid.

Lexington Columbia LLC (The Company has a 40% interest.)

      Lexington Columbia LLC (“Columbia”) is a joint venture established December 30, 1999 with a private investor. Its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross Blue Shield of South Carolina, Inc. through September 2009. The purchase price of the property was approximately $42,500. In accordance with the operating agreement, net cash flows, as defined, will be allocated 40% to the Company and 60% to the other member until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and 40% to the other member.

      During 2001, Columbia expanded the property by 107,894 square feet bringing the total square feet of the property to 456,304. The $10,900 expansion was funded 40% by the Company and 60% by the other member. The tenant has leased the expansion through September 2009 for an average annual rent of $2,000. Cash flows from the expansion will be distributed 40% to the Company and 60% to the other member.

      LRA earns annual asset management fees of 2% of rents collected.

Lexington/ Lion Venture L.P. (The Company has a 30% interest.)

      Lexington/ Lion Venture L.P. (LION) was formed on October 1, 2003 by the Company and CLPF-LXP/ Lion Venture GP, LLC (Clarion), to invest in high quality single tenant net leased retail, office and industrial real estate. The limited partnership agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the partnership agreement. The limited partnership agreement provided for the Company and Clarion to invest up to $30,000 and $70,000, respectively, and to leverage these investments up to a maximum of 60%. During 2004, the Company and Clarion increased their equity commitment by $25,714 and $60,000, respectively. As of December 31, 2004, $149,641 has been funded by the partners. LRA earns acquisition and asset management fees as defined in the operating agreement. All allocation of profit, loss and cash flows are made 30% to the Company and 70% to Clarion until each partner receives a 12% internal rate of return. The Company is eligible to receive a promoted interest of 15% of the internal rate of return in excess of 12%. No promoted interest was earned in 2004 or 2003 by the Company.

      Clarion can elect to put their equity position in LION to the Company. The Company has the option of issuing common shares for the fair market value of Clarion’s equity position (as defined) or cash for 100% of the fair market value of Clarion’s equity position. The per common share value of shares issued for Clarion’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date, (ii) the Company’s funds from operations per share (as defined) multiplied by 9.5 or (iii) $19.98. The Company has the right not to accept any property (thereby reducing the fair market value of Clarion’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If Clarion exercises this put, it is the Company’s current intention to settle this amount in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      During 2004, LION purchased ten properties for a capitalized cost of $291,254, one which was transferred from the Company for $20,727. These acquisitions were partially funded by $173,292 in non-recourse mortgage which bear interest at fixed rates (including imputed rates) ranging from 4.8% to 6.8% and mature at various dates ranging from 2009 to 2019. Of the total mortgages incurred in 2004 of $173,292, $18,936 is an imputed value based on a 6.0% market rate. The face value of the mortgage was $17,380 with a stated interest rate of 7.3%. During 2003, LION purchased three properties for $74,559, two of which were transferred from the Company and one from Clarion.

Triple Net Investment Company LLC (The Company has a 30% interest.)

      In June 2004, the Company entered into a joint venture agreement with the State of Utah Retirement Systems (“Utah”). The joint venture entity, Triple Net Investment Company, LLC (“TNI”), was created to acquire high quality office, industrial and retail properties net leased to investment and non-investment grade single tenant users. The operating agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the operating agreement. The Company and Utah initially committed to make equity contributions to TNI of $15,000 and $35,000, respectively. In December 2004, the Company and Utah increased their contribution by $21,429 and $50,000, respectively. As of December 31, 2004, $39,946 has been funded. In addition, TNI finances a portion of acquisition costs through the use of non-recourse mortgages. During 2004, TNI made eleven acquisitions aggregating $114,506, three of which were transferred from the Company for $45,957. The acquisitions were partially funded through the use of $73,894 non-recourse mortgages, which bear interest at fixed rates (including imputed rates) ranging from 4.9% to 7.9% and mature at various dates ranging from 2010 to 2018. Of the total mortgages incurred in 2004 of $73,894, $20,585 is an imputed value based on a 6.0% market rate. The face value of the mortgages was $18,119 with stated interest rates ranging from 8.8% to 9.4%.

      Utah can elect to put their equity position in TNI to the Company. The Company has the option of issuing common shares for the fair market value of Utah’s equity position (as defined) or cash for 100% of the fair market value of Utah’s equity position. The per common share value of shares issued for Utah’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date, (ii) the Company’s funds from operations per share (as defined) multiplied by 12.0 or (iii) $21.87. The Company has the right not to accept any property (thereby reducing the fair market value of Utah’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If Utah exercises this put, it is the Company’s current intention to settle this obligation in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.

Lexington Florence LLC (The Company had a 22.7% interest.)

      Lexington Florence LLC (“Florence”) was a joint venture established in January 2002 with unaffiliated investors. Its sole purpose was to own a property in Florence, South Carolina net leased to Washington Mutual Home Loans, Inc. through June 2008. In 2002, the Company sold a 77.3% interest in Florence to the unaffiliated investors for $4,581. The investors had the right to put their interests in Florence to the Company for OP Units in LCIF (valued at $4,581). During 2004, the Company repurchased the 77.3% interest for $6,137.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

Summarized Financial Data

      Summarized combined balance sheets as of December 31, 2004 and 2003 and income statements for the years ending December 31, 2004, 2003, and 2002 for these non-consolidated entities are as follows:

	2004	2003

Real estate, net	$1,033,801	$482,214
Other assets	121,307	29,642

	$1,155,108	$511,856

Mortgage payable	$659,524	$300,265
Mortgages payable — Lexington	45,800	—
Other liabilities	16,244	1,847
Lexington’s capital	133,381	69,563
Other partners/members capital	300,159	140,181

	$1,155,108	$511,856

	2004	2003	2002

Revenues	$83,387	$50,857	$41,824
Expenses, net	62,764	34,353	28,232

Net income	$20,623	$16,504	$13,592

      The Company, through LRA, earns advisory fees from these non-consolidated entities for services related to acquisitions, asset management and debt placement. In addition, the Company earns asset management fees for advising unrelated third parties. During the years ended December 31, 2004 and 2003 the Company recognized the following fees:

Fees	2004	2003

Acquisition	$3,226	$714
Asset management	1,314	715
Debt placement	345	—

	$4,885	$1,429

      In addition, the Company received $1,240 in reimbursed costs from the partners during 2004. In 2002, LRA was not a consolidated subsidiary of the Company.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(7)	Mortgages and Notes Payable

      The following table sets forth certain information regarding the Company’s mortgage and notes payable as of December 31, 2004 and 2003:

					2005 Estimated
				Maturity	Annual Debt	Balloon
Property Level Debt — Fixed Rate	2004	2003	Interest Rate	(Mo/Yr)	Service(d)	Payment

Warren, OH	$16,412	$21,172	7.000%	10-07	$6,160	$—
Bristol, PA	9,627	9,729	7.400%	02-08	831	9,262
Boca Raton, FL(c)	15,275	15,275	5.250%	03-08	802	15,275
Decatur, GA	6,562	6,695	6.720%	06-08	579	6,049
Phoenix, AZ	13,907	14,231	7.890%	06-08	1,434	12,591
Palm Beach Gardens, FL	11,160	11,341	7.010%	06-08	970	10,418
Dubuque, IA	7,200	7,351	4.890%	08-08	513	6,588
Canton, OH	3,252	3,325	7.150%	08-08	313	2,936
Spartanburg, SC	2,700	2,762	7.150%	08-08	260	2,438
Florence, SC	9,237	—	7.500%	02-09	869	8,443
Ocala, FL	12,626	13,059	7.250%	02-09	1,332	10,700
Canton, OH	1,330	1,578	9.490%	02-09	388	—
Baton Rouge, LA	1,827	1,898	7.375%	03-09	208	1,478
Bristol, PA	5,916	6,053	7.250%	04-09	571	5,228
Livonia, MI (2 properties)	10,904	11,026	7.800%	04-09	992	10,236
Henderson, NC	4,319	4,414	7.390%	05-09	417	3,854
Westland, MI	2,545	2,938	10.500%	09-09	683	—
Salt Lake City, UT	11,474	13,409	7.610%	10-09	2,901	—
High Point, NC	8,786	—	5.750%	10-09	695	7,741
Richmond, VA	16,311	16,472	8.100%	02-10	1,511	15,257
Hampton, VA	4,432	4,473	8.260%	04-10	415	4,144
Hampton, VA	7,227	7,294	8.270%	04-10	677	6,758
Tampa, FL (Queen Palm Dr.)	5,970	6,034	6.880%	08-10	485	5,495
Tampa, FL (North 30th)	8,253	8,342	6.930%	08-10	674	7,603
Herndon, VA	18,642	18,807	8.180%	12-10	1,723	17,301
San Diego, CA	4,156	4,252	7.500%	01-11	411	3,420
Tuscon, AZ	2,404	2,444	7.500%	01-11	226	2,076
Columbia, SC	3,362	3,419	7.540%	01-11	317	2,905
Valley Forge, PA	12,838	13,080	7.120%	02-11	1,166	10,927
Glendale, AZ	14,625	14,777	7.400%	04-11	1,258	13,365
Auburn Hills, MI	7,061	7,198	7.010%	06-11	637	5,918
Plymouth, MI	4,695	4,787	7.960%	07-11	463	3,949
Newport, OR	6,894	—	5.030%	08-11	470	5,980
Greenville, SC	13,663	13,886	4.415%	01-12	841	11,806
New Kingston, PA	7,159	7,265	7.790%	01-12	678	6,101
Mechanicsburg, PA	5,285	5,363	7.780%	01-12	500	4,503
New Kingston, PA	3,411	3,462	7.780%	01-12	323	2,906
Lake Forest, CA	10,727	10,832	7.260%	02-12	901	9,708
Groveport, OH	7,742	7,800	6.030%	10-12	563	6,860
San Antonio, TX	30,017	—	6.080%	10-12	2,260	26,025

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

					2005 Estimated
				Maturity	Annual Debt	Balloon
Property Level Debt — Fixed Rate	2004	2003	Interest Rate	(Mo/Yr)	Service(d)	Payment

Dallas, TX	20,912	21,348	7.490%	12-12	2,020	16,030
Fort Mill, SC	11,394	11,523	6.000%	01-13	839	9,904
Foxboro, MA(j)	19,425	—	6.000%	01-13	2,817	—
Waterloo, IA	6,533	—	5.610%	02-13	672	3,505
Lancaster, CA (first)	10,464	10,611	7.020%	09-13	900	8,637
Lancaster, CA (second)	8,794	8,903	5.920%	09-13	642	7,518
Knoxville, TN	5,233	5,295	5.950%	09-13	381	4,496
Foxboro, MA(j)	23,649	—	6.000%	01-14	2,676	—
Moody, AL	7,596	—	4.978%	01-14	493	6,350
Mechanicsburg, PA	13,679	—	5.730%	03-14	1,045	10,538
Redmond, OR	10,018	—	5.616%	04-14	697	8,484
Fort Mill, SC(g)	20,300	—	5.373%	05-14	1,106	18,311
Eau Claire, WI	2,079	2,220	8.000%	07-14	313	—
Jackson, TN	10,343	—	5.930%	07-14	743	8,820
Carrollton, TX	14,520	—	5.530%	01-15	993	12,022
Southfield, MI	11,319	—	4.550%	02-15	1,058	4,454
Franklin, NC	1,847	1,965	8.500%	04-15	271	—
Houston, TX(j)	27,488	—	6.250%	09-15	2,050	6,985
Houston, TX(j)	7,788	—	6.250%	09-15	658	2,222
Sugar Land, TX(j)	18,050	—	6.250%	09-15	1,606	6,286
Houston, TX(j)	68,163	—	6.250%	09-15	6,470	18,318
Southborough, MA	2,013	2,132	7.500%	09-15	275	—
Danville, IL	6,522	6,623	9.000%	01-16	692	4,578
Temple, TX	9,106	9,200	6.090%	01-16	668	7,446
Bremerton, WA	6,731	6,800	6.090%	04-16	494	5,465
Dillon, SC	11,793	12,111	7.900%	12-16	1,263	5,273
Westmont, IL	15,877	16,170	6.210%	03-18	1,292	9,662
Wall Township, NJ(j)	29,899	—	6.250%	01-21	2,013	—
Gainesville, GA(h)	—	902	—	—	—	—
Gainesville, GA(f)	—	18	—	—	—	—
Oxon Hill, MD(f)	—	94	—	—	—	—
Hebron, KY(f)	—	5,340	—	—	—	—
Plymouth, MI(i)	—	12,776	—	—	—	—

	751,468	440,274	6.581%		72,564	471,548

Property Level Debt — Variable Rate
Milpitas, CA(a)(b)	13,676	15,666	5.500%	07-05	1,352	12,713

Corporate Level Debt
Credit Facility(e)	—	94,000	—	08-06	—	—

Total	$765,144	$549,940	6.561%		$73,916	$484,261

(a)	Floating rate debt, 30 day LIBOR plus 350 basis points. The Company has the ability to extend maturity date to July 1, 2006 (spread increases to 400 basis points).

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(b)	All property cash flows net of interest expense are used for principal amortization.

(c)	Interest only through maturity.

(d)	For mortgages with less than twelve months to maturity, amounts represent remaining payments.

(e)	In 2003, the Company obtained a $100,000 unsecured revolving credit facility, which expires August 2006, bears interest at 150-250 basis points over LIBOR depending on the amount of properties the Company owns free and clear of mortgage debt and has an interest rate period of one, three or six months, at the option of the Company. The credit facility is provided by Fleet National Bank, as Administrative Agent and Wachovia Bank, National Association, as Syndication Agent. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants with which the Company is in compliance as of December 31, 2004. Approximately $96,136 was available under this credit facility to the Company at December 31, 2004. The Company has outstanding letters of credit aggregating $3,864. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized. This facility replaced a $60,000 facility, which bore interest at the same spread to LIBOR.

(f)	The Company satisfied these mortgages in 2004.

(g)	Interest only through October 2007. Annual debt service of $1,364 is due thereafter.

(h)	Mortgage on property of $765 classified as held for sale as of December 31, 2004.

(i)	Related property sold to an entity in which the Company has a 30% economic interest.

(j)	These mortgages were assumed in 2004, when the related properties were purchased, and had stated interest rates above market, and accordingly market rates were imputed. The aggregate face amount of the mortgages were $177,218 at assumption and the stated interest rates ranged from 7.32% to 8.82%.

      Scheduled principal amortization and balloon payments for mortgages and notes payable, including mortgages payable relating to discontinued operations of $765, for the next five years and thereafter are as follows:

Years ending	Scheduled	Balloon
December 31,	Amortization	Payments	Total

2005	$24,057	$12,713	$36,770
2006	25,873	—	25,873
2007	31,298	—	31,298
2008	25,474	65,557	91,031
2009	26,007	47,681	73,688
Thereafter	148,939	358,310	507,249

	$281,648	$484,261	$765,909

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(8)     Leases

      Lessor:

      Minimum future rental receipts under the noncancellable portion of tenant leases, assuming no new or negotiated leases, for the next five years and thereafter are as follows:

Year ending
December 31,

2005	$147,398
2006	139,349
2007	130,466
2008	116,899
2009	110,241
Thereafter	560,885

$1,205,238

      The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination options provided for in certain leases.

      Lessee:

      The Company holds various leasehold interests in properties. The ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Company as additional rent.

      Minimum future rental payments under noncancellable leasehold interests for the next five years and thereafter are as follows:

Year ending
December 31,

2005	$1,033
2006	1,033
2007	1,028
2008	998
2009	998
Thereafter	7,684

$12,774

      The Company leases its corporate office. The lease expires December 2015, with rent fixed at $599 per annum through December 2008 and will be adjusted to fair market value, as defined, thereafter. The Company is also responsible for its proportionate share of operating expense and real estate taxes. As an incentive to enter the lease the Company received a payment of $845 which it is amortizing as a reduction of rent expense. Rent expense for 2004, 2003 and 2002 was $618, $557 and $155, respectively, and is included in general and administrative expenses.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(9)     Minority Interests

      In conjunction with several of the Company’s acquisitions, property owners were issued OP Units as a form of consideration in exchange for the property. All of such interest are redeemable at certain times, only at the option of the holders, for common shares on a one-for-one basis at various dates through November 2006 and are not otherwise mandatorily redeemable by the Company. As of December 31, 2004, there were 5,408,699 OP Units outstanding, of which 4,783,207 were currently redeemable for common shares. Of the total OP Units outstanding, 1,720,024 are held by two executive officers of the Company. All units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company’s dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company’s dividend. No units have a liquidation preference. As of December 31, 2003, there were 5,430,454 OP Units outstanding.

(10)     Preferred and Common Shares

      During 2004 and 2003, the Company issued 6,900,000 and 9,800,000 common shares in public offerings raising $144,045 and $174,023 in proceeds, respectively, which was used to retire mortgage debt and fund acquisitions.

      During 2004, the Company issued 2,700,000 shares of Series C Cumulative Convertible Preferred Stock raising net proceeds of $131,126. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $135,000, and the Company commencing November 2009, if certain common share prices are obtained, can force conversion into common shares. In addition, each share is currently convertible into 1.8643 common shares. This conversion ratio may increase over time if the Company’s common share dividend exceeds certain quarterly thresholds.

      If certain fundamental changes occur, holders may require the Company, in certain circumstances, to repurchase all or part of their Series C Cumulative Convertible Preferred Stock. In addition, upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series C Cumulative Convertible Preferred Stock becoming convertible into shares of the public acquiring or surviving company.

      On or after November 16, 2009, the Company may, at the Company’s option, cause the Series C Cumulative Convertible Preferred Stock to be automatically converted into that number of common shares that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if, at certain times, the closing price of the Company’s common shares equal or exceeds 125% of the then prevailing conversion price of the Series C Cumulative Convertible Preferred Stock.

      Investors in the Series C Cumulative Convertible Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and under certain other circumstances. Upon conversion the Company may choose to deliver the conversion value to investors in cash, common shares, or a combination of cash and common shares.

      During 2003, the Company issued 3,160,000 Series B Cumulative Redeemable Preferred Shares raising net proceeds of $76,315. These shares have a dividend of $2.0125 per share per annum, have a liquidation preference of $79,000, have no voting rights, and are redeemable by the Company at $25.00 per share ($79,000) commencing June 2008.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      During 2004 and 2003, holders of an aggregate of 114,159 and 71,567 OP Units redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $1,487 and $915, respectively.

      During 2003, three officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,224 common shares.

      During 2004 and 2003, the Company issued 201,029 and 336,992 common shares, respectively, to certain employees and trustees resulting in $4,381 and $5,887 of deferred compensation, respectively. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff based after 5 years and in other cases vesting only occurs if certain performance criteria are met.

      During 2004, 2003 and 2002, the Company issued 551,516, 423,035, and 333,034 common shares, respectively, under its dividend reinvestment plan.

      In 1999, the Company issued 287,888 common shares in which it had the obligation to repurchase for $13.50 per share through December 2004. As of December 31, 2004 the obligation expired and the Company has included such shares in shareholders’ equity.

      During 2002, the Company issued 34,483 common shares in respect of a 15 year, 8% interest only recourse note to an officer for $500. This note was satisfied in 2003.

      During 2002, the holders of the Company’s outstanding 2,000,000 Series A preferred shares converted these shares into 2,000,000 common shares.

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

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      Share option activity during the years indicated is as follows:

		Weighted-Average
	Number of	Exercise Price
	Shares	Per Share

Balance at December 31, 2001	1,928,573	$11.93
Granted	411,500	15.50
Exercised	(1,050,866)	11.59
Forfeited	(53,650)	11.98
Expired	(2,500)	14.25

Balance at December 31, 2002	1,233,057	13.39
Granted	30,000	16.15
Exercised	(687,527)	12.94
Forfeited	(10,500)	15.97
Expired	(43,500)	15.25

Balance at December 31, 2003	521,530	13.94
Granted	—	—
Exercised	(345,200)	13.48
Forfeited	—	—
Expired	—	—

Balance at December 31, 2004	176,330	$14.70

      The following is additional disclosures for common share options outstanding at December 31, 2004:

	Options Outstanding			Exercisable Options

		Weighted			Weighted
Range of		Average	Remaining		Average
Exercise		Exercise	Life		Exercise
Prices	Number	Price	(Years)	Number	Price

$9.00-$11.8125	32,107	$11.01	0.7	32,107	$11.01
$15.50-$15.90	144,223	15.52	2.1	26,372	15.54

	176,330	$14.70	1.8	58,479	$13.05

      There are 1,404,853 options available for grant at December 31, 2004.

      The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $171, $127 and $124 of contributions are applicable to 2004, 2003 and 2002, respectively.

      During 2004 and 2003, the Company issued 201,029 and 336,992 common shares, respectively, to certain employees and trustees resulting in $4,381 and $5,887 of deferred compensation, respectively. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff based after 5 years and in other cases vesting only occurs if certain performance criteria are met.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      As of December 31, 2004 and 2003, 452,723 and 374,507 common shares were non-vested, respectively. During the years ended December 31, 2004, 2003 and 2002, 122,813, 100,474, and 60,280 common shares vested, respectively, which generated compensation expense of $1,954, $1,389 and $735, respectively.

      The Company has established a trust for certain officers in which non-vested common shares, which generally vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2004, and 2003, there were 784,761 and 700,186 common shares, respectively, in the trust.

(12)     Income Taxes

      Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

      The Company’s provision for income taxes for the years ended December 31, 2004, 2003 and 2002 is summarized as follows:

	2004	2003	2002

Current:
Federal	$2,249	$—	$—
State and local	958	259	136
Deferred:
Federal	(1,722)	—	—
State and local	(304)	—	—

	$1,181	$259	$136

      Deferred tax assets of $2,026 are included in other assets on the accompanying Balance Sheet at December 31, 2004 and are realizable based upon projected future taxable income. There were no deferred tax assets and liabilities as of December 31, 2003. These deferred tax assets relate primarily to differences in the timing of the recognition of income/ (loss) between GAAP and tax basis of real estate investments and interest.

      The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows (in thousands):

	2004	2003	2002

Federal provision at statutory tax rate (35%)	$1,106	$—	$—
State and local taxes, net of Federal benefit	195	—	—
Other	(120)	259	136

	$1,181	$259	$136

      The provision for income taxes relates primarily to the taxable income of the Company’s taxable REIT subsidiaries. The earnings, other than in taxable REIT subsidiaries, of the Company are not generally subject to Federal income taxes at the Company level due to the REIT election made by the Company.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(13)     Commitments and Contingencies

      The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

      The Company, including its non-consolidated entities, are obligated under certain tenant leases to fund the expansion of the underlying leased properties.

      The Company has entered into letters of intent to purchase, upon completion of construction and rent commencement from the tenants, properties for an estimated aggregate obligation of $28,768.

(14)     Related Party Transactions

      During 2003, the Company issued 231,763 OP Units to satisfy outstanding obligations that resulted in a gain of $896. Of the OP Units issued, the Chairman and the Vice Chairman of the Board of Trustees of the Company received 120,662 units.

      During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,224 common shares.

      As of December 31, 2003, the Company was obligated for $808 resulting from the acquisition of certain properties in 1996. Of the $808, the Chairman and the Vice Chairman of the Board of Trustees were owed $414. During 2004, this obligation was satisfied as part of the acquisition by the Company of 100% of the partnership interests it did not already own of a partnership that owned a single tenant net leased property. The acquisition was effected through the issuance of 97,828 OP Units, of which the Chairman and the Vice Chairman of the Board of Trustees received an aggregate 27,212.

      In 2002, the Company issued 34,483 common shares in respect of a 15-year, 8% interest only recourse note to the Chief Financial Officer of the Company for $500. This note was satisfied in 2003.

      All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees or the Audit Committee.

      In addition, the Company earns fees from its non-consolidated investments (See note 6).

(15)     Fair Market Value of Financial Instruments

      Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable

      The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

      Mortgages and Notes Payable

      The Company determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments exceeds carrying value by $29,536 as of December 31, 2004 and approximates carrying value as of December 31, 2003.

(16)     Concentration of Risk

      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      For the years ended December 31, 2004, 2003 and 2002, no tenant represented 10% or more of gross revenues.

(17)     Supplemental Disclosure of Statement of Cash Flow Information

      During 2004, the Company issued 97,828 OP Units valued at $1,801 to acquire 100% of the partnership interest in a partnership it did not already own. The partnership owned a single net leased property. Of these OP Units, 27,212 were issued to the Chairman and the Vice Chairman of the Board of Trustees.

      During 2003, the Company issued 231,763 OP Units to satisfy $5,641 in outstanding obligations which resulted in a gain of $896.

      During 2004, 2003 and 2002, the Company paid $41,179, $36,467 and $32,255, respectively, for interest and $4,078, $282 and $262, respectively, for income taxes.

      During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,224 common shares.

      During 2004, 2003 and 2002, holders of an aggregate of 114,159, 71,567, and 50,997 OP Units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders’ equity and corresponding decreases in minority interests of $1,487, $915 and $619, respectively.

      During 2004, 2003 and 2002, the Company issued 201,029, 336,992 and 64,249 common shares to certain employees and trustees resulting in $4,381, $5,887 and $860 of deferred compensation.

      During 2002, the holder of the Company’s 2 million Series A preferred shares converted them into 2 million common shares.

      During 2004, the Company assumed $273,260 in liabilities relating to the acquisition of real estate including the acquisition of the remaining 77.3% partnership interest it did not already own in Florence. The other assets acquired and liabilities assumed with the Florence acquisition were not material.

      During 2004, the Company sold a property for $4,324 and received as a part of the consideration a note receivable of $3,488.

      In 2004, 2003 and 2002, the Company contributed properties (along with non-recourse mortgage notes of $97,641, $0 and $0, respectively) to joint venture entities for capital contributions of $13,718, $11,649 and $643, respectively. In addition, the Company issued mortgage notes receivable of $45,800 relating to these contributions.

      During 2003, LRA became a consolidated subsidiary of the Company. The assets and liabilities of LRA which were consolidated as of January 1, 2003 and were treated as non-cash activities for the Statement of Cash Flows were as follows:

Real estate, net	$41,613
Cash	1,579
Other assets	1,221
Mortgage payable	30,028
Other liabilities	1,468

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

(18)     Unaudited Quarterly Financial Data

	2004

	3/31/04	6/30/04	9/30/04	12/31/04

Total gross revenues(1)	$33,991	$37,850	$39,154	$40,230
Net income	$11,978	$14,617	$11,163	$7,049
Net income allocable to common shareholders	$10,388	$13,027	$9,573	$4,874
Net income allocable to common shareholders – per share:
Basic	$0.24	$0.27	$0.20	$0.10
Diluted	$0.24	$0.27	$0.19	$0.10

	2003

	3/31/03	6/30/03	9/30/03	12/31/03

Total gross revenues(1)	$26,386	$26,640	$28,000	$29,958
Net income	$8,763	$2,483	$9,962	$12,441
Net income allocable to common shareholders	$8,763	$2,271	$8,372	$10,851
Net income allocable to common shareholders – per share:
Basic	$0.29	$0.07	$0.24	$0.28
Diluted	$0.29	$0.06	$0.24	$0.28

(1)	All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2004 and 2003, and properties classified as held for sale which are reflected in discontinued operations in the Consolidated Statements of Income.

      In the fourth quarter of 2004, a property which had previously been classified as held for sale was reclassified as held for investment. As a result, a full year of depreciation and amortization expense of $1,953 was recorded during the fourth quarter of 2004. In addition, during the fourth quarter of 2004, impairment charges of $2,671 for properties and a $2,884 write-off relating to a tenant bankruptcy occurred.

      The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(19)     Subsequent Events

      Subsequent to December 31, 2004, the following events occurred:

      The Company announced that it has entered into a definitive agreement to purchase 27 properties from unrelated sellers for approximately $786,000. The Company has arranged to obtain $558,254 in non-recourse mortgages for the 27 properties plus 5 properties the Company currently owns free and clear. The Company has contracted for a rate lock on this debt at a weighted average fixed interest rate of 5.2%. The non-recourse mortgages will have a average maturity of eight years. The closing of the acquisition and financing is subject to standard closing conditions. The Company made a $40,500 deposit for the acquisition and a $5,583 deposit for the rate lock.

      The Company sold two properties that were held for sale for an aggregate sales price of $4,250, which resulted in an aggregate gain of approximately $728.

      The Company funded an expansion of a property of $570. In connection with the expansion, the tenant exercised a lease for the expansion which provides for average annual rent of $71 and expires October 2013.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

($000’s except per share data)

      The Company purchased a property for $12,000.

      LAC II entered into the following fixed rate, non-recourse mortgages:

Amount	Rate	Maturity (Mo/Yr)

$13,000	5.2%	03-17
$32,800	5.0%	12-14

      The proceeds of these mortgages were used to repay the $45,800 owed the Company.

      The underwriters exercised their 400,000 share over-allotment on the Series C Cumulative Convertible Preferred Shares raising net proceeds to the Company of $19,569.

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization

Schedule III ($000)

Initial cost to Company and Gross Amount at which carried at End of Year(A)

						Accumulated			Useful life computing
			Land and	Buildings		Depreciation			depreciation in latest
			Land	and		and	Date	Date	income statements
Description	Location	Encumbrances	Estates	Improvements	Total	Amortization	Acquired	Constructed	(years)

Office	Southington, CT	$—	$3,240	$20,440	$23,680	$10,274	Oct. 1986	1983	40 & 12
Research & Development	Glendale, AZ	14,625	4,996	24,392	29,388	12,994	Nov. 1986	1985	40 & 12
Retail/Health Club	Countryside, IL	—	628	3,722	4,350	1,958	Jul. 1987	1987	40 & 12
Retail/Health Club	Voorhees NJ	—	577	4,820	5,397	2,448	Jul. 1987	1987	40 & 12
Warehouse & Distribution	Mansfield, OH	—	120	5,965	6,085	2,459	Jul. 1987	1970	40,20 & 12
Industrial	Marshall, MI	—	33	3,938	3,971	1,681	Aug. 1987	1968 & 1972	40,20 & 12
Industrial	Marshall, MI	—	14	926	940	461	Aug. 1987	1979	40,20 & 12
Retail	Newport, OR	6,894	1,400	7,270	8,670	3,710	Sept. 1987	1986	40,20 & 12
Office & Warehouse	Tampa, FL	5,970	1,389	7,833	9,222	3,567	Nov. 1987	1986	40 & 20
Office & Warehouse	Memphis, TN	—	1,053	11,174	12,227	6,814	Feb. 1988	1987	40
Retail	Klamath Falls, OR	—	727	9,160	9,887	3,845	Mar. 1988	1986	40
Office	Tampa, FL	8,253	1,900	9,854	11,754	4,015	Jul. 1988	1986	40
Warehouse & Industrial	Jacksonville, FL	—	258	3,637	3,895	1,342	Jul. 1988	1958 & 1969	40 & 20
Warehouse & Distribution	Mechanicsburg, PA	13,679	1,439	13,987	15,426	4,659	Oct. 1990	1985 & 1991	40
Retail	Rockville, MD	—	—	1,784	1,784	818	Aug. 1995	1977	22.375, 16.583 & 15.583
Retail	Oxon Hill, MD	—	403	2,765	3,168	1,227	Aug. 1995	1976	21.292
Retail	Laguna Hills, CA	—	255	5,035	5,290	2,279	Aug. 1995	1974	20 & 20.5
Retail/Health Club	Canton, OH	1,330	602	3,820	4,422	859	Dec. 1995	1987	40
Office	Salt Lake City, UT	11,474	—	55,404	55,404	18,418	May 1996	1982	25.958
Manufacturing	Franklin, NC	1,847	386	3,062	3,448	612	Dec. 1996	1996	40
Industrial	Oberlin, OH	—	276	4,515	4,791	903	Dec. 1996	1996	40
Retail	Tulsa, OK	—	447	2,432	2,879	1,083	Dec. 1996	1981	23.583 & 13.583
Retail	Clackamas, OR	—	523	2,847	3,370	1,268	Dec. 1996	1981	23.583 & 13.583
Retail	Lynnwood, WA	—	488	2,658	3,146	1,184	Dec. 1996	1981	23.583 & 13.583
Retail	Honolulu, HI	—	—	11,147	11,147	4,778	Dec. 1996	1980	24.33
Warehouse	New Kingston, PA (Silver Springs)	3,411	674	5,360	6,034	1,044	Mar. 1997	1981	40
Warehouse	New Kingston, PA (Cumberland)	7,159	1,380	10,963	12,343	2,135	Mar. 1997	1989	40
Warehouse	Mechanicsburg, PA (Hampden IV)	5,285	1,012	8,039	9,051	1,566	Mar. 1997	1985	40
Office	Dallas, TX	20,913	3,582	30,598	34,180	5,460	Sept. 1997	1986	40
Warehouse	Waterloo, IA	6,533	1,025	8,296	9,321	1,495	Oct. 1997	1996 & 1997	40
Office/Research & Development	Milpitas, CA	13,676	3,542	18,603	22,145	3,701	Dec. 1997	1985	40
Industrial	Gordonsville, TN	—	52	3,325	3,377	670	Dec. 1997	1983 & 1985	34.75
Office	Decatur, GA	6,562	975	13,677	14,652	2,393	Dec. 1997	1983	40
Office	Richmond, VA	16,311	—	27,282	27,282	5,922	Dec. 1997	1990	32.25
Office/Warehouse	Bristol, PA	9,627	2,508	10,031	12,539	1,693	Mar. 1998	1982	40
Office	Hebron, KY	—	1,615	6,462	8,077	1,090	Mar. 1998	1987	40
Office	Livonia, MI	5,370	1,554	6,859	8,413	1,069	Mar. 1998	1987 & 1988	40
Research & Development	Livonia, MI	5,534	2,008	6,936	8,944	1,170	Mar. 1998	1987 & 1988	40
Office	Palm Beach Gardens, FL	11,160	3,578	14,249	17,827	2,360	May 1998	1996	40
Warehouse/Distribution	Lancaster, CA	19,258	2,028	28,183	30,211	3,001	Jun. 1998	1998	40
Industrial	Auburn Hills, MI	7,061	2,788	11,151	13,939	1,794	Jul. 1998	1989 & 1998	40
Warehouse/Distribution	Warren, OH	16,412	10,231	51,110	61,341	13,586	Aug. 1998	1982	10 & 40
Warehouse/Distribution	Baton Rouge, LA	1,827	685	2,742	3,427	424	Oct. 1998	1998	40
Retail	Columbia, MD	—	1,002	5,242	6,244	712	Dec. 1998	1983	40
Office	Bristol, PA	5,916	1,073	7,709	8,782	972	Dec. 1999	1998	40
Office	Southborough, MA	2,013	456	4,291	4,747	541	Dec. 1999	1984	40
Office	Herndon, VA	18,642	5,127	20,730	25,857	2,579	Dec. 1999	1987	40
Office	Hampton, VA	4,432	1,353	5,441	6,794	652	Mar. 2000	2000	40
Office	Phoenix, AZ	13,907	4,666	18,664	23,330	2,158	May 2000	1997	40
Industrial	Danville, IL	6,522	1,796	7,182	8,978	728	Dec. 2000	2000	40
Industrial	Chester, SC	—	535	15,009	15,544	3,827	Jan. 2001	2001	40
Retail	Stockton, CA	—	259	1,037	1,296	81	Nov. 2001	1968	40
Office	San Diego, CA	4,156	1,740	6,960	8,700	544	Nov. 2001	1989	40
Office	Phoenix, AZ	—	2,287	9,149	11,436	715	Nov. 2001	1985 & 1994	40
Industrial	Henderson, NC	4,319	1,488	5,954	7,442	465	Nov. 2001	1998	40

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization

Schedule III ($000) — (continued)

						Accumulated			Useful life computing
			Land and	Buildings		Depreciation			depreciation in latest
			Land	and		and	Date	Date	income statements
Description	Location	Encumbrances	Estates	Improvements	Total	Amortization	Acquired	Constructed	(years)

Industrial	Columbus, OH	—	319	1,275	1,594	100	Nov. 2001	1990	40
Office	Tucson, AZ	2,404	657	2,842	3,499	221	Nov. 2001	1988	40
Retail	Eau Claire, WI	2,079	860	3,442	4,302	269	Nov. 2001	1994	40
Retail	Westland, MI	2,545	1,444	5,777	7,221	451	Nov. 2001	1987 & 1997	40
Retail	Canton, OH	3,252	883	3,534	4,417	276	Nov. 2001	1995	40
Retail	Spartanburg, SC	2,700	833	3,334	4,167	260	Nov. 2001	1996	40
Office	Wilsonville, OR	—	2,666	10,662	13,328	833	Nov. 2001	1980 & 1998	40
Industrial	Ocala, FL	12,626	3,803	15,210	19,013	1,188	Nov. 2001	1976	40
Industrial	Columbia, SC	3,362	928	3,870	4,798	293	Nov. 2001	1968 & 1998	40
Office	Hampton, VA	7,227	2,333	9,351	11,684	730	Nov. 2001	1999	40
Industrial	Plymouth, MI	4,695	1,533	6,130	7,663	479	Nov. 2001	1996	40
Industrial	Dillon, SC	11,793	3,223	12,900	16,123	981	Dec. 2001	2001	40
Industrial	Hebron, OH	—	1,063	4,271	5,334	325	Dec. 2001	2000	40
Industrial	Hebron, OH	—	1,681	6,779	8,460	517	Dec. 2001	1999	40
Office	Lake Forest, CA	10,727	3,442	13,769	17,211	961	Mar. 2002	2001	40
Office	Knoxville, TN	5,233	1,624	6,496	8,120	386	Aug. 2002	2002	40
Office	Valley Forge, PA	12,838	3,960	15,880	19,840	943	Aug. 2002	1985 & 2001	40
Industrial	Groveport, OH	7,742	2,386	9,546	11,932	547	Sep. 2002	2002	40
Office	Westmont, IL	15,874	4,978	20,003	24,981	1,018	Dec. 2002	1989	40
Office	Fort Mill, SC	11,395	3,601	14,404	18,005	735	Dec. 2002	2002	40
Office	Boca Raton, FL	15,275	4,290	17,161	21,451	804	Feb. 2003	1983 & 2002	40
Industrial	Dubuque, IA	7,200	2,052	8,207	10,259	299	Jul. 2003	2002	40
Office	Greenville, SC	13,664	4,059	16,236	20,295	592	Jul. 2003	2000 & 2001	40
Office	Temple, TX	9,106	2,890	11,561	14,451	349	Oct. 2003	2001	40
Office	Bremerton, WA	6,731	2,144	8,577	10,721	259	Oct. 2003	2001	40
Industrial	Minneapolis, MN	—	922	3,652	4,574	134	Jul. 2003	2003	40
Office	Wallingford, CT	—	1,049	4,198	5,247	109	Dec. 2003	1978 & 1985	40
Office	Wall Township, NJ	29,899	8,984	26,961	35,945	1,007	Jan. 2004	1983	22&40
Industrial	Houston, TX	27,488	13,894	14,488	28,382	272	Mar. 2004	1992	40
Office	Sugar Land, TX	18,050	1,834	16,536	18,370	310	Mar. 2004	1997	40
Office	Houston, TX	7,788	644	7,424	8,068	139	Mar. 2004	1981 & 1999	40
Office	Houston, TX	68,163	16,613	52,682	69,295	988	May. 2004	1976 & 1984	40
Office	Carrollton, TX	14,520	2,487	18,088	20,575	32	Jun. 2004	2003	19&40
Office	Southfield, MI	11,319	—	12,080	12,080	413	Jul. 2004	1963 & 1965	16&40
Office	Chelmsford, MA	—	1,063	10,565	11,628	264	Aug. 2004	1985	13&40
Office	Fort Mills, SC	20,300	1,798	25,192	26,990	500	Nov. 2004	2004	15&40
Office	Foxboro, MA	19,425	1,586	18,238	19,824	41	Nov. 2004	1987	15&40
Office	Foxboro, MA	23,649	2,231	25,653	27,884	54	Dec. 2004	1996	16&40
Industrial	Olive Branch, MS	—	198	6,401	6,599	25	Dec. 2004	1989	8&40
Office	Los Angeles, CA	—	5,110	10,859	15,969	27	Dec. 2004	2000	13&40
Industrial	Jackson, TN	10,343	644	13,683	14,327	353	Dec. 2004	2004	20&40
Industrial	Moody, AL	7,596	655	9,943	10,598	457	Feb. 2004	2004	15&40
Office	Redmond, OR	10,018	1,925	13,731	15,656	496	Feb. 2004	2004	20&40
Office	Florence, SC	9,237	3,235	12,941	16,176	948	May 2004	1998	40
Office	Clive, IA	—	1,603	7,326	8,929	240	Jun. 2004	2004	13&40
Industrial	High Point, NC	8,786	1,330	11,183	12,513	228	Jul. 2004	2002	18&40
Industrial	San Antonio, TX	30,017	2,482	37,201	39,683	814	Jul. 2004	2001	17&40
Industrial	Waxahachie, TX	—	652	13,045	13,697	740	Dec. 2003	1996 & 1997	16&40

		$765,144	$210,764	$1,197,108	$1,407,872	$180,610

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization

Schedule III ($000) — (continued)

     (A)     The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company’s properties at December 31, 2004 for Federal income tax purposes was approximately $1,179 million.

	2004	2003	2002

Reconciliation of real estate owned:
Balance at the beginning of year	$1,162,395	$913,370	$830,788
Additions during year	472,988	312,209	116,264
Properties sold during year	(31,452)	(9,978)	(18,621)
Property contributed to joint venture during year	(186,456)	(58,837)	(15,061)
Properties consolidated during the year	16,176	43,499	—
Reclassified held for sale properties	(25,779)	(37,868)	—

Balance at end of year	$1,407,872	$1,162,395	$913,370

Balance of beginning of year	$160,623	$134,220	$116,741
Depreciation and amortization expense	36,561	27,335	21,480
Accumulated depreciation and amortization of properties sold during year	(6,612)	(1,428)	(2,934)
Accumulated depreciation of property contributed to joint venture	(1,852)	—	(1,067)
Accumulated depreciation of properties consolidated during the year	750	1,886	—
Accumulated depreciation reclassified as held for sale	(8,860)	(1,390)	—

Balance at end of year	$180,610	$160,623	$134,220

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

      An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

      Management’s Report on Internal Control Over Financial Reporting, which appears on page 39, is incorporated herein by reference.

Changes in Internal Controls.

      There have been no significant changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that occurred during the period covered by this annual report on Form 10-K that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

      The information required to be furnished pursuant to this item will be set forth under the caption “Compensation of Executive Officers” in the Proxy Statement, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information required to be furnished pursuant to this item will be set forth under the captions “Principal Security Holders” and “Share Ownership of Trustees and Executive Officers” in the Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

      During 2003, the Company issued 231,763 OP Units to satisfy outstanding obligations that resulted in a gain of $896. Of the OP Units issued, the Chairman and the Vice Chairman of the Board of Trustees of the Company received 120,662 units.

      During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,224 common shares.

      As of December 31, 2003, the Company was obligated for $808 resulting from the acquisition of certain properties in 1996. Of the $808, the Chairman and the Vice Chairman of the Board of Trustees were owed $414. During 2004, this obligation was satisfied as part of the acquisition by the Company of 100% of the partnership interests it did not already own of a partnership that owned a single tenant net leased property. The acquisition was effected through the issuance of 97,828 OP Units, of which the Chairman and the Vice Chairman of the Board of Trustees received an aggregate 27,212.

      In 2002, the Company issued 34,483 common shares in respect of a 15-year, 8% interest only recourse note to the Chief Financial Officer for $500. This note was satisfied in 2003.

      All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees or the Audit Committee.

      See note 6 of the Consolidated Financial Statements for transaction with non-consolidated entities.

PART IV.

Item 14.	Principal Accountant Fees and Services.

      The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Page

(a)(1)	Financial Statements	42-69
(2)	Financial Statement Schedule	70-72
(3)	Exhibits	74-77

Exhibit No.		Exhibit

3.1	—	Declaration of Trust of Lexington Corporate Properties Trust (the “Company”), dated December 31, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 16, 1998 (the “1998 8-K”))(1)
3.2	—	Articles Supplementary Classifying 2,000,000 shares of Preferred Shares as Class A Senior Cumulative Convertible Preferred Shares and 2,000,000 shares of Excess Shares as Excess Class A Preferred Shares of the Company (filed as Exhibit 5.3 to the Company’s Current Report on Form 8-K filed February 10, 1997)(1)
3.3	—	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-70790) (the “2001 Form S-4”))(1)
3.4	—	Articles Supplementary Reclassifying 2,000,0000 Reacquired Class A Senior Cumulative Convertible Preferred Shares and 2,000,000 Unissued Excess Class A Preferred Stock (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K filed February 26, 2004 (the “2004 10-K”))(1)
3.5	—	Articles Supplementary Relating to the 8.05% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company’s Registration Statement of Form 8A filed June 17, 2003 (the “6/17/03 Registration Statement”))(1)
3.6	—	Articles Supplementary Relating to the 6.50% Series C Cumulative Convertible Preferred Stock, par value $.0001 per share (filed as Exhibit 3.5 to the Company’s Registration Statement of Form 8A filed December 8, 2004 (the “12/8/04 Registration Statement”))(1)
3.7	—	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on 10-K for the year ended December 31, 1997 (the “1997 10-K”))(1)
3.8	—	Amendment No. 1 to Bylaws of the Registrant (filed as Exhibit 3.3 to the 6/17/03 Registration Statement)(1)

Exhibit No.		Exhibit

3.9	—	Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P., dated as of December 31, 1996, as supplemented (filed as Exhibit 3.3 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999)(1)
3.10	—	Amendment No. 1 to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. dated as of December 31, 2000 (filed as Exhibit 3.11 to the 2004 10-K)(1)
3.11	—	First Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2004 10-K)(1)
3.12	—	Second Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2004 10-K)(1)
3.13	—	Third Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. effective as of December 31, 2003(2)
3.14	—	Fourth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)
3.15	—	Fifth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.16	—	Sixth Amendment to the Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “1/3/05 8-K”))(1)
3.17	—	Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P., dated as of August 27, 1998 (filed as Exhibit 3.4 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999)(1)
3.18	—	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2004 10-K)(1)
3.19	—	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2004 10-K)(1)
3.20	—	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.21	—	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. effective as of January 3, 2005 (filed as Exhibit 10.2 to 1/3/05 8-K)(1)
3.22	—	Form of Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. (filed as Exhibit 99.1 to the Company’s Registration Statement of Form S-4 filed October 2, 2001)(1)
3.23	—	First Amendment to the Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2004 10-K)(1)
3.24	—	Second Amendment to the Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2004 10-K)(1)
3.25	—	Third Amendment to the Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2004 10-K)(1)

Exhibit No.		Exhibit

3.26	—	Fourth Amendment to the Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.27	—	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. effective as of January 3, 2005 (filed as Exhibit 10.3 to 1/3/05 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 3.2 to the 1997 10-K)(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 6/17/03 Registration Statement)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the 12/8/04 Registration Statement)(1)
10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993)(1, 4)
10.2	—	Form of Employment Agreement between the Company and E. Robert Roskind, dated April 1, 2003 (same form used for each of the following executive officers: Richard J. Rouse, T. Wilson Eglin, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.39 to the 2004 10-K)(1, 4)
10.3	—	Investment Advisory and Asset Management Agreement by and between AGAR International Holdings Ltd. and Lexington Realty Advisors, Inc. (“LRA”) (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000)(1)
10.4	—	Contribution Agreement between Net 3 Acquisition L.P. (“Net 3”) and Lepercq Net 1 L.P., as amended (filed as Exhibit 10.42 to the 2001 Form S-4)(1)
10.5	—	Contribution Agreement between Net 3 and Lepercq Net 2 L.P., as amended (filed as Exhibit 10.43 to the 2001 Form S-4)(1)
10.6	—	Unsecured Revolving Credit Agreement with Fleet National Bank as Administrative Agent and Wachovia Bank, National Association, as Syndication Agent dated August 19, 2003 in the amount of $100,000,000 (filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed September 9, 2003)(1)
10.7	—	Agreement and Plan of Merger by and among the Company, Net 3 and Net 1 L.P., as amended (filed as Exhibit 2.5 to the Company’s Registration Statement on Form S-4 (File No. 333-70790) filed October 2, 2001 (the “2001 Form S-4”))(1)
10.8	—	Agreement and Plan of Merger by and among the Company, Net 3 and Net 2 L.P. as amended (filed as Exhibit 2.6 to the 2001 Form S-4)(1)
10.9	—	Form of Indemnification Agreement between the Company and E. Robert Roskind dated June 6, 2002 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed March 24, 2003)(1)
10.10	—	Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K filed March 24, 2003)(1, 4)
10.11	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994)(1, 4)
10.12	—	1998 Stock Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998)(1, 4)
10.13	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and John B. Vander Zwaag (2, 4)
10.14	—	Form of Compensation Agreement (Bonus) between the Company and the following officers: Richard J. Rouse, Patrick Carroll, E. Robert Roskind and T. Wilson Eglin (2, 4)
10.15	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and the following officers: Richard J. Rouse and Patrick Carroll (2, 4)
10.16	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and the following officers: E. Robert Roskind and T. Wilson Eglin (2, 4)

Exhibit No.		Exhibit

10.17	—	Operating Agreement of Lexington Acquiport Company, LLC (“LAC I”) and Management Agreement between Lexington Realty Advisors Inc. and LAC I (filed as Exhibit 2 to the Company’s Current Report on Form 8-K filed August 31, 1999)(1)
10.18	—	Operating Agreement of Lexington Acquiport Company II, LLC (“LAC II”), dated as of December 5, 2001 (filed as Exhibit 99.4 to the 2001 8-K)(1)
10.19	—	Management Agreement, dated as of December 5, 2001, by and between LAC II and LRA (filed as Exhibit 99.5 to the 2001 8-K)(1)
10.20	—	First Amendment to Operating Agreement of LAC I, dated as of December 5, 2001 (filed as Exhibit 99.6 to the 2001 8-K)(1)
10.21	—	First Amendment to Management Agreement, dated as of December 5, 2001, by and between LAC I and LRA (filed as Exhibit 99.7 to the 2001 8-K)(1)
10.22	—	Limited Partnership Agreement of Lexington/ Lion Venture L.P. (“Lex/ Lion”), dated as of October 1, 2003, and Management Agreement between Lex/ Lion and LRA (filed as Exhibit 10.1 to the Current Report on Form 8-K dated October 1, 2003)(1)
10.23	—	First Amendment to the Limited Partnership Agreement Lex/ Lion, dated as of December 4, 2003(2)
10.24	—	Second Amendment to the Limited Partnership Agreement Lex/ Lion, effective as of August 11, 2004 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2004)(1)
10.25	—	Limited Liability Company Agreement of Triple Net Investment Company LLC (“TNI”), dated as of June 4, 2004 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 15, 2004)(1)
10.26	—	Management Agreement, dated as of June 4, 2004, by and between TNI and LRA(2)
10.27	—	First Amendment to the Limited Liability Company Agreement TNI, dated as of December 22, 2004 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 28, 2004)(1)
12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends(2)
14.1	—	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the 2004 10-K)(1)
21	—	List of Subsidiaries of the Trust(2)
23	—	Consent of KPMG LLP(2)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

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

Signature	Title

/s/ E. ROBERT ROSKIND E. Robert Roskind	Chairman of the Board of Trustees

/s/ RICHARD J. ROUSE Richard J. Rouse	Vice Chairman of the Board of Trustees and Chief Investment Officer

/s/ T. WILSON EGLIN T. Wilson Eglin	Chief Executive Officer, President, Chief Operating Officer and Trustee

/s/ PATRICK CARROLL Patrick Carroll	Chief Financial Officer, Treasurer and Executive Vice President

/s/ JOHN B. VANDER ZWAAG John B. Vander Zwaag	Executive Vice President

/s/ PAUL R. WOOD Paul R. Wood	Vice President, Chief Accounting Officer and Secretary

/s/ GEOFFREY DOHRMANN Geoffrey Dohrmann	Trustee

/s/ CARL D. GLICKMAN Carl D. Glickman	Trustee

James Grosfeld	Trustee

Kevin W. Lynch	Trustee

/s/ STANLEY R. PERLA Stanley R. Perla	Trustee

/s/ SETH M. ZACHARY Seth M. Zachary	Trustee

DATE: March 16, 2005