Form 10-Q
period 2005-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2005-05-10
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2005.

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

                                 (212) 692-7200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)





Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes x . No
                                       ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

                                   Yes x . No   .
                                      ---    ---

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 49,148,925 common shares, par value $.0001 per share on May 6, 2005.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 2005 (Unaudited) and December 31, 2004
                 (in thousands, except share and per share data)

                                                                         March 31,            December 31,
                                                                           2005                   2004
                                                                           ----                   ----
Assets:
Real estate, at cost                                                    $ 1,414,201          $ 1,407,872
Less: accumulated depreciation and amortization                             190,643              180,610
                                                                          ---------              -------
                                                                          1,223,558            1,227,262
Properties held for sale - discontinued operations                           17,162               13,216
Cash and cash equivalents                                                   150,551              146,957
Investment in non-consolidated entities                                     132,526              132,738
Deferred expenses, net                                                        8,346                7,860
Notes receivable from affiliate                                                  --               45,800
Rent receivable - current                                                       421                4,123
Rent receivable - deferred                                                   23,516               23,923
Intangible assets, net                                                       54,280               54,736
Other assets                                                                 93,983               40,471
                                                                          ---------              -------
                                                                        $ 1,704,343          $ 1,697,086
                                                                          =========           ==========
Liabilities and Shareholders' Equity:

Mortgages and notes payable                                             $   758,487            $ 765,144
Liabilities - discontinued operations                                           959                1,688
Accounts payable and other liabilities                                       12,433               12,406
Accrued interest payable                                                      3,469                5,808
Deferred revenue                                                              4,098                4,173
Prepaid rent                                                                  7,702                3,818
                                                                          ---------              -------
                                                                            787,148              793,037
Minority interests                                                           55,449               56,759
                                                                          ---------              -------
                                                                            842,597              849,796
                                                                          ---------              -------
Commitments and contingencies (note 10)

Shareholders' equity:
Preferred  shares, par value $0.0001 per share; authorized
     10,000,000 shares, Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued
     and outstanding                                                         76,315               76,315
     Series C Cumulative Convertible Preferred, liquidation
     preference $155,000 and $135,000 in 2005 and 2004,
     respectively, 3,100,000 and 2,700,000 shares issued and
     outstanding in 2005 and 2004, respectively                             150,588              131,126
Common shares, par value $0.0001 per share; authorized
     80,000,000 shares, 49,133,925, and 48,621,273 shares issued
     and outstanding in 2005 and 2004, respectively                               5                    5
Additional paid-in-capital                                                  777,034              766,882
Deferred compensation, net                                                  (13,645)              (8,692)
Accumulated distributions in excess of net income                          (128,551)            (118,346)
                                                                          ---------            ---------
                                                                            861,746              847,290
                                                                          ---------            ---------
                                                                        $ 1,704,343          $ 1,697,086
                                                                          =========           ==========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2005 and 2004
          (Unaudited and in thousands, except share and per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                             2005          2004
                                                             ----          ----

Gross revenues:
          Rental                                         $   37,459   $    31,311
          Advisory fees                                         634           950
          Tenant reimbursements                                 549         1,512
                                                         ----------    ----------
                 Total gross revenues                        38,642        33,773


Expense applicable to revenues:
          Depreciation and amortization                     (11,913)       (7,284)
          Property operating                                 (2,313)       (2,287)
General and administrative                                   (4,347)       (3,475)
Non-operating income                                            684           114
Interest and amortization expense                           (12,671)       (9,327)
                                                         ----------    ----------

 Income before provision for income taxes, minority
     interests, equity in earnings of
     non-consolidated entities and discontinued
     operations                                               8,082        11,514
Provision for income taxes                                      (96)         (872)
Minority interests                                             (881)       (1,239)
Equity in earnings of non-consolidated entities               1,425         1,804
                                                         ----------    ----------
Income from continuing operations                             8,530        11,207
                                                         ----------    ----------

Discontinued operations, net of minority interest:
          Income from discontinued operations                   282           766
          Impairment charge                                     (30)       (1,732)
          Gains on sales of properties                          744         1,737
                                                         ----------    ----------
          Total discontinued operations                         996           771
                                                         ----------    ----------
Net income                                                    9,526        11,978
Dividends attributable to preferred shares - Series B        (1,590)       (1,590)
Dividends attributable to preferred shares - Series C        (2,519)           --
                                                         ----------    ----------
Net income allocable to common shareholders             $     5,417   $    10,388
                                                         ==========    ==========

Income per common share-basic:
          Income from continuing operations             $      0.09   $      0.23
          Income from discontinued operations                  0.02          0.01
                                                         ----------    ----------
          Net income                                    $      0.11   $      0.24
                                                         ==========    ==========

          Weighted average common shares
          outstanding-basic                              48,350,656    42,474,808
                                                         ==========    ==========

Income per common share-diluted:
          Income from continuing operations             $      0.09   $      0.23
          Income from discontinued operations                  0.02          0.01
                                                         ----------    ----------
          Net income                                    $      0.11   $      0.24
                                                         ==========    ==========

          Weighted average common shares
          outstanding-diluted                            48,429,945    42,653,888
                                                         ==========    ==========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2005 and 2004
                          (Unaudited and in thousands)


                                                                        2005                  2004
                                                                      --------              --------
Net cash provided by operating activities                           $   25,462            $   23,568
                                                                      --------              --------

Cash flows from investing activities:
   Investment in properties, including intangibles                     (21,293)              (53,450)
   Collection of notes receivable from affiliate                        45,800                    --
   Net proceeds from sale/transfer of properties                         4,075                34,429
   Collection of note receivable - non-affiliate                         3,488                    --
   Real estate deposits, net                                           (42,925)               (5,829)
   Investment in and advances to non-consolidated entities, net          2,302               (17,200)
   Distribution of loan proceeds from joint ventures                        --                10,685
   (Increase) decrease in leasing costs                                 (1,208)                  266
   Increase in escrow deposits                                            (696)                 (762)
                                                                     ---------             ---------
        Net cash used in investing activities                          (10,457)              (31,861)
                                                                     ---------             ---------

Cash flows from financing activities:
   Dividends to common and preferred shareholders                      (19,731)              (15,952)
   Principal payments on debt, excluding normal amortization              (752)                   --
   Dividend reinvestment plan proceeds                                   3,695                 2,820
   Change in credit facility borrowings, net                                --               (94,000)
   Principal amortization payments                                      (6,670)               (4,536)
   Debt deposits                                                        (5,966)               (1,455)
   Proceeds of mortgages and notes payable                                  --                52,015
   Increase in deferred costs, net                                          --                (1,818)
   Cash distributions to minority partners                              (1,737)               (1,676)
   Proceeds from the sale of common and preferred shares, net           19,832               144,688
   Origination fee amortization payments                                    --                   (22)
   Common shares/partnership units repurchased                             (82)                   --
                                                                     ---------             ---------
        Net cash (used in) provided by financing activities            (11,411)               80,064
                                                                     ---------             ---------

Change in cash and cash equivalents                                      3,594                71,771
Cash and cash equivalents, at beginning of period                      146,957                15,923
                                                                     ---------             ---------
   Cash and cash equivalents, at end of period                      $  150,551           $    87,694
                                                                     =========             =========




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2005
           (Unaudited and dollars in thousands, except per share data)

(1)     The Company

        Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of March 31, 2005, the Company had an ownership interest in 153 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 153 properties, eight provide for operating expense stops, one is a modified gross lease and three are not leased.

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

        The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

(2)     Summary of Significant Accounting Policies

        Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), and Lexington Contributions, Inc. ("LCI"). LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II and Net 3. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46R"). If not, and the Company controls the entity's voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

        Recently Issued Accounting Pronouncements. FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity ("SFAS 150"), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 was effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of SFAS 150.

        In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123R"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R is effective for fiscal years beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company's financial position or results of operations.

        In  December  2004,  the FASB  issued  Statement  No.  153  Exchange  of
        Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This Statement amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

        SFAS No. 153 is effective for non-monetary asset exchanges, occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company's financial position or results of operations.

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

        Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

        The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements, and fixtures and equipment based on management's
        determination   of  relative  fair  values  of  these  assets.   Factors
        considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

        Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Rentals provided for during renewal option periods where the rental terms are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option.

        Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended ("SFAS 66"). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

        Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of March 31, 2005 and December 31, 2004, the Company did not record an allowance for doubtful accounts.

        Impairment of Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended ("SFAS 144") has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

        Depreciation  is  determined  by  the  straight-line   method  over  the
        remaining estimated economic useful lives of the properties.

        Tax Status. The Company and certain of its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code").

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

        Properties Held For Sale. The Company accounts for properties held for sale in accordance with Statement of Financial Accounting Standards No. 144, as amended, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

        Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, operating partnership units and convertible preferred shares.

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

        Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:

                                                              Three Months Ended March 31,
                                                                2005                 2004
                                                             -----------         --------
        Net income allocable to common shareholders,
          as reported                                       $     5,417          $    10,388
           Add:  Stock based employee compensation
           expense included in reported net income                   --                   --
           Deduct:  Total stock based employee
           compensation expense determined under fair
           value based method for all awards                          2                   64
                                                              ---------            ---------
        Pro forma net income - basic                        $     5,415          $    10,324
                                                              =========            =========

        Net income per share - basic
           Basic - as reported                              $      0.11          $      0.24
                                                              =========            =========
           Basic - pro forma                                $      0.11          $      0.24
                                                              =========            =========

        Net income allocable to common shareholders
          for diluted earnings per share                    $     5,417          $    10,388
           Add:  Stock based employee compensation
           expense included in reported net income                   --                   --
           Deduct:  Total stock based employee
           compensation expense determined under fair
           value based method for all awards                          2                   64
                                                              ---------            ---------
        Pro forma net income - diluted                      $     5,415          $    10,324
                                                              =========            =========

        Net income per share - diluted
           Diluted - as reported                            $      0.11          $      0.24
                                                              =========            =========
           Diluted - pro forma                              $      0.11          $      0.24
                                                              =========            =========


        Reclassification. Certain amounts included in 2004 financial statements have been reclassified to conform with the 2005 presentation.

 (3)    Earnings per Share
        ------------------

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2005 and 2004:

                                                                                   Three months ended
                                                                                         March 31,
                                                                                      2005            2004
                                                                                 ---------       ---------
                      BASIC
                      Income from continuing operations                        $     8,530     $    11,207
                      Less preferred dividends                                      (4,109)         (1,590)
                                                                                 ---------       ---------
                      Income allocable to common shareholders from
                          continuing operations                                      4,421           9,617
                      Total income from discontinued operations                        996             771
                                                                                 ---------       ---------
                      Net income allocable to common shareholders              $     5,417     $    10,388
                                                                                 =========       =========

                      Weighted average number of common shares
                          outstanding                                           48,350,656      42,474,808
                                                                                ==========      ==========

                      Income per common share - basic:
                      Income from continuing operations                        $      0.09     $      0.23
                      Income from discontinued operations                             0.02            0.01
                                                                                ----------       ---------
                      Net income                                               $      0.11     $      0.24
                                                                                ==========       =========

                      DILUTED

                      Income allocable to common shareholders from
                          continuing operations - basic                        $     4,421     $     9,617
                      Incremental income attributed to assumed
                          conversion of dilutive securities                             --              --
                                                                                ----------       ----------
                      Income allocable to common shareholders from
                      continuing operations - diluted                                4,421           9,617
                      Total income from discontinued operations - diluted              996             771
                                                                                ----------       ---------
                      Net income allocable to common shareholders - diluted    $     5,417     $    10,388
                                                                                ==========       =========

                      Weighted average number of common shares
                          used in calculation of basic earnings per share       48,350,656      42,474,808
                      Add incremental shares representing:
                          Shares issuable upon exercise of
                             employee share options                                 79,289         179,080
                          Shares issuable upon conversion of
                             dilutive securities                                        --              --
                                                                                ----------       ----------
                      Weighted average number of shares used in
                          calculation of diluted earnings per common
                          share                                                 48,429,945      42,653,888
                                                                                ==========      ==========


                      Income per common share - diluted:
                      Income from continuing operations                        $      0.09     $      0.23
                      Income from discontinued operations                             0.02            0.01
                                                                                ----------       ---------
                      Net income                                               $      0.11     $      0.24
                                                                                ==========       =========

(4)     Investments in Real Estate

        During the three months ended March 31, 2005, the Company acquired one property for a capitalized cost of $12,012 and allocated $725 of the purchase price to intangible assets.

(5)     Discontinued Operations

        During the three months ended March 31, 2005, the Company sold two properties for aggregate sales price of $4,250 resulting in a gain of $744. As of March 31, 2005, the Company had three properties held for sale.

        The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                    Three Months Ended March 31,
                                                      2005               2004
                                                   -----------        ---------
        Rental revenues                            $       420       $    1,712
        Pre-tax income, including gains on sale    $       996       $      771

 (6)    Investment in Non-Consolidated Entities

        As of March 31, 2005, the Company has investments in six non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC") (33 1/3% ownership interest), Lexington Acquiport Company II, LLC ("LAC II") (25% ownership interest), Lexington/Lion Venture LP ("LION") (30% ownership interest), Lexington Columbia LLC ("Columbia") (40% ownership interest), Lexington Durham Limited Partnership ("DLP") (33 1/3% ownership interest) and Triple Net Investment Company LLC ("TNI") (30% ownership interest).

        During the three months ended March 31, 2005, the following non-recourse mortgages were obtained by LAC II:

                                                    Current Annual
           Amount          Rate    Maturity Date      Debt Service     Balloon
           ------          ----    -------------      ------------     -------

           $   32,800      5.00%         12/14       $       1,663    $ 30,388
           $   13,000      5.19%         03/17       $         684    $ 11,580

        During the three months ended March 31, 2005, LAC II repaid $45,800 in advances made by the Company.

        The following is summary combined balance sheet data as of March 31, 2005 and income statement data for the three months ended March 31, 2005 and 2004 for the Company's non-consolidated entities described in the first paragraph of this note:

                                          2005
                                          ----
       Real estate, net                $ 1,025,446
       Intangibles, net                $    72,545
       Mortgages payable               $   703,580

                                          2005             2004
                                          ----             ----
       Revenues                        $    30,398       $  17,469
       Expenses                        $    25,573       $  12,262
                                        ----------        --------
       Net income                      $     4,825       $   5,207
                                        ==========        ========

(7)     Concentration of Risk

        The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months ended March 31, 2005 and 2004, no single tenant represented greater than 10% of rental revenues.

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

        As of March 31, 2005, there were 5,374,499 units outstanding. All units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(9)     Shareholders' Equity

        During the three months ended March 31, 2005, the Company issued 400,000 preferred shares raising net proceeds of $19,463. In addition, the Company issued 178,644 common shares under its dividend reinvestment plan raising net proceeds of $3,695.

(10)    Commitments and Contingencies

        The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $22,124 and $13,119 as of March 31, 2005 and December 31, 2004,
        respectively.

        The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        As of March 31, 2005, the Company has entered into letters of intent to purchase, upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $28,768.

(11)    Supplemental Disclosure of Statement of Cash Flow Information

        During 2005 and 2004, the Company paid $14,732 and $7,851, respectively, for interest and $1,061 and $480, respectively, for income taxes.

        During 2005 and 2004, the Company issued 271,608 and 201,029 non-vested common shares, respectively, to certain employees resulting in $6,131 and $4,059 of deferred compensation, respectively. These common shares generally vest over 5 years.

        During 2005 and 2004, holders of an aggregate of 30,528 and 44,707 operating partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $354 and $509, respectively.

(12)    Subsequent Events

        In April 2005, the Company obtained the following mortgages:

                  Amount            Rate            Maturity Date
                  ------            ----            -------------
                $   13,780          5.02%               04/13
                $   11,500          5.11%               04/15

        As of March 31, 2005, the Company had deposits of $46,377 for the purchase of real estate and $7,591 for interest rate locks and good faith deposits on debt. These deposits are included in other assets. In April 2005, the Company, including joint venture programs, completed the acquisition of twenty-seven properties for approximately $786,000.

        To finance the acquisition, the Company, including joint venture programs, obtained approximately $540,774 of non-recourse, non-cross collateralized, first mortgage loans on all the properties and on four other properties which the Company previously owned free and clear. The loans bear interest at a weighed average fixed rate of 5.21%. The loans will mature in six to ten years with a weighted average maturity of approximately eight years.

        The balance of the purchase price was funded with $72,349 from equity contributions of existing joint venture partners, $168,877 from the Company's cash balances and $4,000 in net borrowings under its $100,000 unsecured revolving credit facility.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three month periods ended March 31, 2005 and 2004, and significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Historical results may not be indicative of future performance.

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

As of March 31, 2005, the Company owned, or had interests in, 153 real estate properties and managed 2 additional properties.

Critical Accounting Policies
----------------------------

The Company's accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of the Company's financial condition and results of operations and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

Purchase Accounting for Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the "as-if-vacant" value is then allocated to land, building and improvements and fixtures and equipment based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Rentals provided during renewal option periods where the rental terms are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option.

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended ("SFAS 66"). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of March 31, 2005 and December 31, 2004, the Company did not record an allowance for doubtful accounts.

Impairment of Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended ("SFAS 144") has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents wil be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties.

Tax Status. The Company and certain of its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for Federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code").

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

Properties Held For Sale. The Company accounts for properties held for sale in accordance with Statement of Financial Accounting Standards No. 144, as amended, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

Basis of Consolidation. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46R"). If not, and the Company controls the entity's voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of March 31, 2005, the Company's real estate assets were located in 37 states and contained an aggregate of approximately 32.3 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Of the Company's 153 properties, eight provide for operating expense stops, one is subject to a modified gross lease and three are not leased. Approximately 98.1% of square feet is subject to a lease.

During the three months ended March 31, 2005, the Company purchased one property for $12 million and sold two properties to third parties resulting in a net gain of $0.7 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2005, the leases on the consolidated properties generated $37.5 million in gross rental revenue compared to $31.3 million during the same period in 2004.

On November 1, 2004, the tenant in the Company's Dallas, Texas property, filed for Chapter 11 bankruptcy and rejected the lease. Accordingly, in addition to losing base rental revenue, the Company is responsible for operating expenses until a replacement tenant can be found.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.36 per share to common shareholders of record as of April 30, 2005, payable on May 16, 2005. The Company's annualized common dividend rate is currently $1.44 per share. The Company also declared a preferred dividend on its Series C preferred of $0.8125 per share to preferred shareholders of record as of April 30, 2005, payable on May 16, 2005. The annual preferred dividend rate on the Series C shares is $3.25 per share. The Company also declared a preferred dividend on its Series B preferred of $0.503125 per share to preferred shareholders of record as of April 30, 2005, payable on May 16, 2005. The annual preferred dividend rate on the Series B shares is $2.0125 per share.

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

Cash dividends paid to common shareholders increased to $17.6 million in 2005 compared to $14.4 million in 2004.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $25.5 million and $23.6 million for the three months ended March 31, 2005 and 2004, respectively.

Net cash used in investing activities totaled $10.5 million and $31.9 million for the three months ended March 31, 2005 and 2004, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties and the collection of notes receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled $(11.4) million and $80.1 million for the three months ended March 31, 2005 and 2004, respectively. Cash used in financing activities was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such operating partnership interests as of March 31, 2005, based on the current $1.44 annual dividend.


                                                                    Current       Total Current
                             Total                                Annualized         Annualized
                            Number             Affiliate           Per Unit        Distribution
Redemption Date           Of Units                Units         Distribution            ($000)
---------------          ----------              -------        ------------           -------
At any time              3,482,908            1,404,015           $    1.44        $    5,015
At any time              1,199,652               65,874                1.08             1,296
At any time                108,724               52,144                1.12               122
January 2006               171,168                  416                --                  --
January 2006               231,763              120,662                1.44               334
February 2006               28,230                1,743                --                  --
May 2006                     9,368                   --                0.29                 3
May 2006                    97,828               27,212                1.44               141
November 2006               44,858               44,858                1.44                65
                        ----------            ---------            --------          --------
                         5,374,499            1,716,924           $    1.30        $    6,976
                        ==========            =========            ========          ========


Affiliate units are held by two executive officers of the Company and are included in the total number of units.

Share Repurchase Program

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. As of March 31, 2005, 1.4 million common shares/operating partnership units have been repurchased.

Financing

Revolving Credit Facility. The Company's $100.0 million unsecured credit facility bears interest at a rate of LIBOR plus 150-250 basis points depending on the amount of properties owned by the Company free and clear of mortgage debt. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of March 31, 2005, the Company was in compliance with all covenants, there were no borrowings outstanding on the facility, $96.1 million was available to be borrowed and $3.9 million in letters of credit were outstanding.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of March 31, 2005, a total of 69 of the Company's 106 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $758.5 million. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.58%. The estimated scheduled principal amortization payments for the remainder of 2005 and for 2006, 2007, 2008 and 2009 are $17.2 million, $25.7 million, $31.1 million, $25.3 million and $26.0 million, respectively. As of March 31, 2005, the estimated scheduled balloon payments for the remainder of 2005 and for 2006, 2007, 2008 and 2009 are $12.7 million, $0, $0, $65.6 million and $47.7 million, respectively.

Lease Obligations. Since the Company's tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For eight of the properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of March 31, 2005, the Company had three properties that were not leased.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $1.0 million.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility. As of March 31, 2005, the Company has entered into letters of intent to purchase upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $28.8 million. Subsequent to the quarter end, the Company, including its joint venture programs, purchased 27 properties for $786.0 million. See footnote 12 to the unaudited condensed consolidated financial statements.

Results of Operations

Three months ended March 31, 2005 compared with March 31, 2004
--------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2005 of $4.9 million, $6.1 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2005 and 2004 ($9.0 million), offset by an increase in vacancy ($1.1 million) and an increase in properties transferred to non-consolidated entities ($1.6 million). The remaining $1.3 million decrease in gross revenues in 2005 was primarily attributable to a decrease in LRA advisory fees of $0.3 million and a $1.0 million decrease in tenant reimbursement due to an increase in vacancy. The increase in interest and amortization expense of $3.3 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $4.6 million is due primarily to the growth in real estate and intangibles due to property acquisitions. The increase in general and administrative expenses of $0.9 million is due primarily to an increase in professional fees ($0.5 million), amortization of deferred compensation ($0.2 million), and personnel costs ($0.3 million). Non-operating income increased by $0.6 million primarily due to greater interest earned. Provision for income taxes decreased $0.8 million due to lower earnings in the taxable REIT subsidiaries. Minority interest expense decreased $0.4 million due to a decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities decreased $0.4 million due to the expensing of a fee paid by the Company and a decrease in earnings of the non-consolidated entities (see below). Net income decreased in 2005 by $2.5 million primarily due to the net impact of items discussed above offset by an increase of $0.2 million in income from discontinued operations. Net income applicable to common shareholders decreased by $5.0 million due to the items discussed above plus an increase of $2.5 million in preferred dividends.

The Company's non-consolidated entities had aggregate net income of $4.8 million for the three months ended March 31, 2005 compared to $5.2 million in the comparable period in 2004. The decrease in net income is primarily attributable to an increase in revenues of $12.9 million in 2005 attributable to the acquisition of properties in 2004 offset by an increase in (i) interest expense of $5.1 million in 2005 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (ii) depreciation expense of $6.4 million in 2005 due to more depreciable assets owned, (iii) operating expenses of $1.5 million and (iv) general and administrative expenses of $0.2 million.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates on variable debt ($13.2 million as of March 31, 2005 at an interest rate of 6.1%) and tenant monetary defaults.

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

The following table reconciles net income allocable to common shareholders to the Company's FFO for the three months ended March 31, 2005 and 2004 ($000's):

                                                       2005              2004
                                                   --------          --------
Net income allocable to common shareholders       $   5,417         $  10,388
Adjustments:
   Depreciation and amortization                     11,789             7,752
   Minority interest's share of net income              857               928
   Amortization of leasing commissions                  124               181
   Gains on sale of properties                         (744)           (1,737)
   Joint venture adjustment - depreciation            3,148             1,314
   Preferred share dividend - Series C                2,519                --
                                                   --------          --------
       Funds From Operations                      $  23,110         $  18,826
                                                   ========          ========

Cash flows from operating activities                 25,462            23,568
Cash flows from investing activities                (10,457)          (31,861)
Cash flows from financing activities                (11,411)           80,064

Off-Balance Sheet Arrangements


Non-Consolidated Real Estate Entities. As of March 31, 2005, the Company has investments in various real estate entities with varying structures. These investments include the Company's 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 30% non-controlling interest in Triple Net Investment Company LLC; and its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.


The Company invests in entities with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See footnote 6 to the unaudited condensed consolidated financial statements for combined summary balance sheet and income statement data relating to these entities.

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of March 31, 2005 and 2004, the Company's variable rate indebtedness was $13,200 and $15,151, respectively, which represented 1.7% and 2.3% of total long-term indebtedness, respectively. During the three months ended March 31, 2005 and 2004, this variable rate indebtedness had a weighted average interest rate of 6.1% and 3.2%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended March 31, 2005 and 2004 would have been reduced by approximately $33 and $180, respectively. As of March 31, 2005 and 2004 the
Company's fixed rate debt was $745,287 and $646,526, respectively which represented 98.3% and 97.7%, respectively, of total long-term indebtness. The weighted average interest rate as of March 31, 2005 of fixed rate debt was 6.6%, which is approximately 95 basis points higher than the fixed rate debt incurred by the Company during the last twelve months. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $1,872 for the three months ended March 31, 2005 and by $1,166 for the three months ended March 31, 2004.


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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - not applicable.

ITEM 3.        Defaults Upon Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.        Other Information - not applicable.

ITEM 6.        Exhibits

               10.1 Purchase and Sale Agreement, dated February 25, 2005, by and among Wells Operating Partnership, L.P., Wells Fund XII - REIT Joint Venture Partnership, L.P., Wells Fund XIII - REIT Joint Venture Partnership, Wells REIT, LLC - VA I, Wells Brea I, L.P., Westlake Wells, L.P., Danacq Farmington Hills LLC, Danacq Kalamazoo LLC, Wells - EDS Des Moines, L.P. and the Wells Fund XI
               - Fund XII - REIT Joint Venture, as sellers, and the Company, as purchaser (filed herewith).

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


                         Lexington Corporate Properties Trust




Date: May 10, 2005       By: /s/ T. Wilson Eglin
                            --------------------------------------------------
                             T. Wilson Eglin
                             Chief Executive Officer, President and Chief
                             Operating Officer





Date: May 10, 2005       By: /s/ Patrick Carroll
                            --------------------------------------------------
                             Patrick Carroll
                             Chief Financial Officer, Executive Vice President and Treasurer