Form 10-Q
period 2005-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2005-08-09
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005.

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


Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 51,801,514 common shares, par value $.0001 per share on August 4, 2005.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 2005 (Unaudited) and December 31, 2004
                 (in thousands, except share and per share data)


                                                                                            June 30,            December 31,
                                                                                              2005                  2004
                                                                                       -------------------   -------------------

    Assets:

    Real estate, at cost                                                                    $   1,899,774         $   1,407,872
    Less: accumulated depreciation and amortization                                               200,371               180,610
                                                                                       -------------------   -------------------
                                                                                                1,699,403             1,227,262
    Properties held for sale - discontinued operations                                             52,975                13,216
    Cash and cash equivalents                                                                      42,380               146,957
    Investment in non-consolidated entities                                                       159,387               132,738
    Deferred expenses, net                                                                         13,316                 7,860
    Notes receivable from affiliate                                                                     -                45,800
    Rent receivable - current                                                                       4,392                 4,123
    Rent receivable - deferred                                                                     24,807                23,923
    Intangible assets, net                                                                        139,119                54,736
    Other assets, net                                                                              48,470                40,471
                                                                                       -------------------   -------------------
                                                                                            $   2,184,249         $   1,697,086
                                                                                       ===================   ===================
    Liabilities and Shareholders' Equity:

    Mortgages and notes payable                                                             $   1,121,834          $    765,144
    Credit facility                                                                                99,000                     -
    Liabilities - discontinued operations                                                          16,753                 1,688
    Accounts payable and other liabilities                                                         10,940                12,406
    Accrued interest payable                                                                        5,777                 5,808
    Deferred revenue                                                                                5,814                 4,173
    Prepaid rent                                                                                    6,548                 3,818
                                                                                       -------------------   -------------------
                                                                                                1,266,666               793,037
    Minority interests                                                                             57,413                56,759
                                                                                       -------------------   -------------------
                                                                                                1,324,079               849,796
                                                                                       -------------------   -------------------
    Commitments and contingencies (note 11)

    Shareholders' equity:
    Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
          Series B Cumulative Redeemable Preferred, liquidation preference
          $79,000, 3,160,000 shares issued and outstanding                                         76,315                76,315
          Series C Cumulative Convertible Preferred, liquidation preference
          $155,000 and $135,000 in 2005 and 2004, respectively, 3,100,000 and
          2,700,000 shares issued and outstanding in 2005 and 2004,
          respectively                                                                            150,588               131,126
    Common shares, par value $0.0001 per share; authorized 160,000,000 and
         80,000,000 shares, in 2005 and 2004, respectively, 49,301,514, and
         48,621,273 shares issued and outstanding in 2005 and 2004, respectively                        5                     5
    Additional paid-in-capital                                                                    781,017               766,882
    Deferred compensation, net                                                                    (13,351)               (8,692)
    Accumulated distributions in excess of net income                                            (134,404)             (118,346)
                                                                                       -------------------   -------------------
         Total shareholders' equity                                                               860,170               847,290
                                                                                       -------------------   -------------------
                                                                                            $   2,184,249         $   1,697,086
                                                                                       ===================   ===================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three and six months ended June 30, 2005 and 2004

         (Unaudited and in thousands, except share and per share data)



                                                           Three Months ended June 30,           Six Months ended June 30,
                                                               2005               2004               2005               2004
                                                           --------------    ----------------    --------------     --------------

Gross revenues:
      Rental                                                $    46,208       $      34,693       $    82,967        $    65,309
      Advisory fees                                               2,556                 777             3,191              1,727
      Tenant reimbursements                                       2,106               1,347             2,994              2,794
                                                           --------------    ----------------    --------------     --------------
             Total gross revenues                                50,870              36,817            89,152             69,830

Expense applicable to revenues:
      Depreciation and amortization                             (18,111)             (8,598)          (29,874)           (15,731)
      Property operating                                         (4,919)             (2,229)           (7,565)            (4,451)
General and administrative                                       (4,663)             (2,537)           (9,011)            (6,008)
Non-operating income                                                206                 640               892                756
Interest and amortization expense                               (16,426)            (12,315)          (29,096)           (21,643)
Debt satisfaction gain, net                                       4,632                   -             4,632                  -
                                                           --------------    ----------------    --------------     --------------

Income before benefit (provision) for income taxes,
      minority interests, equity in earnings of non-
      consolidated entities and discontinued operations          11,589              11,778            19,130             22,753
Benefit (provision) for income taxes                                 29                (595)              (67)            (1,467)
Minority interests                                               (1,497)             (1,188)           (2,347)            (2,394)
Equity in earnings of non-consolidated entities                   1,334               1,717             2,759              3,521
                                                           --------------    ----------------    --------------     --------------
Income from continuing operations                                11,455              11,712            19,475             22,413
                                                           --------------    ----------------    --------------     --------------

Discontinued operations, net of minority interest:
      Income from discontinued operations                           769               1,056             1,562              2,329
      Impairment charges                                           (592)              (478)              (623)            (2,212)
      Gains on sales of properties                                4,317               2,327             5,061              4,065
                                                           --------------    ----------------    --------------     --------------
      Total discontinued operations                               4,494               2,905             6,000              4,182
                                                           --------------    ----------------    --------------     --------------
Net income                                                       15,949              14,617            25,475             26,595
Dividends attributable to preferred shares - Series B            (1,590)             (1,590)           (3,180)            (3,180)
Dividends attributable to preferred shares - Series C            (2,519)                  -            (5,038)                  -
                                                           --------------    ----------------    --------------     --------------
Net income allocable to common shareholders                 $    11,840       $      13,027       $    17,257        $    23,415
                                                           ==============    ================    ==============     ==============

Income per common share-basic:
      Income from continuing operations                     $      0.15       $        0.21       $      0.23        $      0.43
      Income from discontinued operations                   $      0.09       $        0.06       $      0.12        $      0.09
                                                           --------------    ----------------    --------------     --------------
      Net income                                            $      0.24       $        0.27       $      0.35        $      0.52
                                                           ==============    ================    ==============     ==============

      Weighted average common shares outstanding-basic       48,593,332          47,704,823        48,472,665         45,089,816
                                                           ==============    ================    ==============     ==============

Income per common share-diluted:
      Income from continuing operations                     $      0.14       $        0.21       $      0.22        $      0.43
      Income from discontinued operations                   $      0.08       $        0.06       $      0.11        $      0.09
                                                           --------------    ----------------    --------------     --------------
      Net income                                            $      0.22       $        0.27       $      0.33        $      0.52
                                                           ==============    ================    ==============     ==============

      Weighted average common shares outstanding-diluted     53,982,652          47,805,758        53,858,805         45,224,600
                                                           ==============    ================    ==============     ==============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Six months ended June 30, 2005 and 2004

                          (Unaudited and in thousands)



                                                                                        2005                       2004
                                                                                ----------------------     ---------------------

    Net cash provided by operating activities                                           $      53,857             $      46,866
                                                                                ----------------------     ---------------------

    Cash flows from investing activities:
          Investment in convertible mortgage note                                                   -                  (19,800)
          Investment in real estate properties, including intangibles                       (665,447)                  (79,225)
          Collection of notes receivable from affiliate                                        45,800                         -
          Net proceeds from sale/transfer of properties                                        19,623                    58,450
          Collection of note receivable - non-affiliate                                         3,488                         -
          Real estate deposits, net                                                                 -                   (3,713)
          Investment in and advances to non-consolidated entities, net                       (25,408)                  (30,431)
          Distribution of loan proceeds from non-consolidated entities                              -                    12,996
          Increase in leasing costs                                                           (2,080)                     (189)
          Increase in escrow deposits                                                         (1,934)                   (5,551)
                                                                                ----------------------     ---------------------
                Net cash used in investing activities                                       (625,958)                  (67,463)
                                                                                ----------------------     ---------------------

    Cash flows from financing activities:
          Dividends to common and preferred shareholders                                     (41,533)                  (34,391)
          Principal payments on debt, excluding normal amortization                          (16,252)                   (1,264)
          Dividend reinvestment plan proceeds                                                   6,848                     5,213
          Change in credit facility borrowings, net                                            99,000                  (94,000)
          Principal amortization payments                                                    (12,489)                  (10,009)
          Debt deposits                                                                             -                   (2,162)
          Proceeds of mortgages and notes payable                                             418,845                   124,940
          Contribution from minority partner                                                    1,692                         -
          Increase in deferred costs, net                                                     (4,849)                     (934)
          Cash distributions to minority partners                                             (3,488)                   (5,603)
          Proceeds from the sale of common and preferred shares, net                           19,832                   144,564
          Origination fee amortization payments                                                     -                      (29)
          Common shares/partnership units repurchased                                            (82)                         -
                                                                                ----------------------     ---------------------
                Net cash provided by financing activities                                     467,524                   126,325
                                                                                ----------------------     ---------------------

    Change in cash and cash equivalents                                                     (104,577)                   105,728
    Cash and cash equivalents, at beginning of period                                         146,957                    15,923
                                                                                ----------------------     ---------------------
          Cash and cash equivalents, at end of period                                   $      42,380             $     121,651
                                                                                ======================     =====================

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2005
           (Unaudited and dollars in thousands, except per share data)

(1)      The Company
         -----------

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of June 30, 2005, the Company had an ownership interest in 185 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 185 properties, fourteen provide for operating expense stops, one is a modified gross lease and three are not leased.

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

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), Lexington Contributions, Inc. ("LCI") and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II and Net 3. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46R"). If not, and the Company controls the entity's voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

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

         In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123R"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The impact of adopting this statement is not expected to have a material adverse impact on the Company's financial position or results of operations.

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

         In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In June 2005,  the FASB  ratified  the  Emerging  Issues  Task  Force's
         ("EITF")  consensus  on  EITF  04-5,  "Determining  Whether  a  General
         Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." EITF 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It is effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-5 is not expected to have a material adverse impact on the Company's financial position or results of operations.

         In 2005, the EITF released Issue No. 05-6, "Determining the Amortization Period for Leasehold Improvements" (EITF 05-6), which clarifies the period over which leasehold improvements should be amortized. EITF 05-6 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or The Applicable Lease Term, as defined. The Applicable Lease Term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 is effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-6 is not expected to have a material adverse impact on the Company's financial position or results of operations.

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

         Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of June 30, 2005 and December 31, 2004, the Company did not record an allowance for doubtful accounts.

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

         Properties Held For Sale. The Company accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, operating partnership units, convertible preferred shares and potentially convertible securities.

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

         Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:


                                                                 Three Months Ended June 30,           Six Months Ended June 30,
                                                                   2005               2004              2005              2004
                                                                   ----
         Net income allocable to common shareholders,
          as reported                                              $  11,840          $  13,027         $ 17,257          $  23,415
             Add: Stock based employee compensation expense
             included in reported net income                               -                  -                -                  -
             Deduct: Total stock based employee
             compensation expense determined under fair
             value based method for all awards                             2                 64                4                127
                                                              ---------------     --------------    -------------     --------------
         Pro forma net income - basic                              $  11,838          $  12,963         $ 17,253          $  23,288
                                                              ===============     ==============    =============     ==============

         Net income per share - basic
            Basic - as reported                                    $    0.24          $    0.27         $   0.35          $    0.52
                                                              ===============     ==============    =============     ==============
            Basic - pro forma                                      $    0.24          $    0.27         $   0.35          $    0.52
                                                              ===============     ==============    =============     ==============

         Net income allocable to common shareholders
           for diluted earnings per share                          $  12,009          $  13,027         $ 18,000          $  23,415
             Add: Stock based employee  compensation expense
             included in reported net income                               -                  -                -                  -
             Deduct:     Total    stock    based    employee
             compensation   expense  determined  under  fair
             value based method for all awards                             2                 64                4                127
                                                              ---------------     --------------    -------------     --------------
         Pro forma net income - diluted                            $  12,007          $  12,963         $ 17,996          $  23,288
                                                              ===============     ==============    =============     ==============

         Net income per share - diluted
            Diluted - as reported                                  $    0.22          $    0.27         $   0.33          $    0.52
                                                              ===============     ==============    =============     ==============
            Diluted - pro forma                                    $    0.22          $    0.27         $   0.33          $    0.52
                                                              ===============     ==============    =============     ==============

         Reclassification. Certain amounts included in 2004 financial statements have been reclassified to conform with the 2005 presentation.

(3)      Earnings per Share
         ------------------

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2005 and 2004:


                                                                Three Months ended June 30,         Six Months ended June 30,
                                                                ---------------------------         -------------------------
                                                                     2005              2004             2005               2004
                                                                ---------------    -------------    --------------     -------------
         BASIC

         Income from continuing operations                         $    11,455      $    11,712       $    19,475       $    22,413
         Less: preferred dividends                                     (4,109)          (1,590)           (8,218)           (3,180)
                                                                ---------------    -------------    --------------     -------------
         Income allocable to common shareholders from
              continuing operations                                      7,346           10,122            11,257            19,233
         Total income from discontinued operations                       4,494            2,905             6,000             4,182
                                                                ---------------    -------------    --------------     -------------
         Net income allocable to common shareholders               $    11,840      $    13,027       $    17,257       $    23,415
                                                                ===============    =============    ==============     =============

         Weighted average number of common shares
              outstanding                                           48,593,332       47,704,823        48,472,665        45,089,816
                                                                ===============    =============    ==============     =============

         Income per common share - basic:
         Income from continuing operations                         $      0.15      $      0.21       $      0.23       $      0.43
         Income from discontinued operations                              0.09             0.06              0.12              0.09
                                                                ---------------    -------------    --------------     -------------
         Net income                                                $      0.24      $      0.27       $      0.35       $      0.52
                                                                ===============    =============    ==============     =============

         DILUTED

         Income allocable to common shareholders from
              continuing operations - basic                        $     7,346      $    10,122       $    11,257       $    19,233
         Incremental income attributed to assumed
              conversion of dilutive securities                            169                -               743                 -
                                                                ---------------    -------------    --------------     -------------
         Income allocable to common shareholders from
              continuing operations - diluted                            7,515           10,122            12,000            19,233
         Total income from discontinued operations - diluted             4,494            2,905             6,000             4,182
                                                                ---------------    -------------    --------------     -------------
         Net income allocable to common shareholders -
              diluted                                              $    12,009      $    13,027       $    18,000       $    23,415
                                                                ===============    =============    ==============     =============

         Weighted average number of common shares used in
              calculation of basic earnings per share               48,593,332       47,704,823        48,472,665        45,089,816
         Add incremental shares representing:
              Shares issuable upon exercise of employee share
              options                                                   80,928          100,935            77,748           134,784
              Shares issuable upon conversion of dilutive
              securities                                             5,308,392                -         5,308,392                 -
                                                                ---------------    -------------    --------------     -------------
         Weighted average number of shares used in
              calculation of diluted earnings per common
              share                                                 53,982,652       47,805,758        53,858,805        45,224,600
                                                                ===============    =============    ==============     =============

         Income per common share - diluted:
         Income from continuing operations                         $      0.14      $      0.21       $      0.22       $      0.43
         Income from discontinued operations                              0.08             0.06              0.11              0.09
                                                                ---------------    -------------    --------------     -------------
         Net income                                                $      0.22      $      0.27       $      0.33       $      0.52
                                                                ===============    =============    ==============     =============

         The shares issuable upon conversion of dilutive securities relate to the put option a partner in a non-consolidated entity has whereby the partner can elect to put their equity position to the Company. The Company has the option of issuing common shares for the fair market value of the partner's equity position (as defined) or cash for 100% of the fair market value of the partner's equity position.


(4)      Investments in Real Estate

         During the three months ended June 30, 2005, the Company made 27 acquisitions, excluding acquisitions made directly by non-consolidated entities and including properties held for sale, for an aggregate capitalized cost of $642,296. The Company allocated $95,791 of the capitalized costs of these properties to intangibles.

         Two of these properties are economically owned through the holding of industrial revenue bonds.

         One property was acquired through a newly formed limited partnership in which the Company has a 92% interest. This partnership acquired an 87.5% interest in a second partnership which owns the property. The Company has an 80.5% controlling effective ownership in the property.

         During the second quarter of 2005, the Company sold, at cost which approximates fair market value, a 60% tenancy in common interest in one of the properties acquired during the second quarter of 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt.

         During the first quarter of 2005, the Company acquired one property for a capitalized cost of $12,012 and allocated $725 of the purchase price to intangible assets.

(5)      Discontinued Operations
         -----------------------

         As of June 30, 2005, the Company had six properties held for sale and recorded an impairment charge of $592 for the three months ended June 30, 2005, relating to the difference between the basis for one of the properties and the estimated net proceeds expected to be realized upon sale.

         During the three months ended June 30, 2005, the Company sold one property for an aggregate sales price of $11,599 resulting in a net gain of $4,317.

         During the first quarter of 2005, the Company sold two properties for an aggregate sales price of $4,250 resulting in a gain of $744.

         During the second quarter of 2004, the Company sold two properties for an aggregate net proceeds of $11,056, which resulted in an aggregate gain of $2,327 and recorded an impairment charge of $2,212 relating to the difference between the basis for two properties and the estimated net proceeds expected to be realized upon sale.

         The following presents the operating results for the properties sold and properties held for sale for the applicable periods:


                                                        Three Months ended June 30,         Six Months ended June 30,
                                                            2005              2004             2005              2004
                                                        --------------    ------------------------------    ---------------
         Rental revenues                                     $  1,255          $  2,125        $  2,375          $   4,533
         Pre-tax income, including gains on sale             $  4,494          $  2,905        $  6,000          $   4,182

(6)      Investment in Non-Consolidated Entities
         ---------------------------------------

         As of June 30, 2005, the Company has investments in seven non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC") (33 1/3% ownership interest), Lexington Acquiport Company II, LLC ("LAC II") (25% ownership interest), Lexington/Lion Venture LP ("LION") (30% ownership interest), Lexington Columbia LLC ("Columbia") (40% ownership interest), Lexington Durham Limited Partnership ("DLP") (33 1/3% ownership interest), Triple Net Investment Company LLC ("TNI") (30% ownership interest) and Lexington Oklahoma City, LP ("TIC") (which owns a 40% tenancy in common interest in a real property).

         During the three months ended June 30, 2005, Lion made two acquisitions totaling $55,477 of capitalized costs. These acquisitions were funded through non-recourse mortgages totaling $32,700, which bear interest at a weighted average rate of 5.05%.

         During the three months ended June 30, 2005, TNI made three acquisitions totaling $126,781 of capitalized costs. These acquisitions were funded through non-recourse mortgages totaling $83,327, which bear interest at a weighted average rate of 5.17%.

         During the three months ended June 30, 2005, LAC II made one acquisition totaling $121,075 of capitalized costs. The acquisition was funded through non-recourse mortgage of $80,182 which bears interest at 5.33%.

         During the second quarter of 2005, the Company sold, at cost, a 60% tenancy in common interest in one of the properties acquired during the second quarter of 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt.

         During the first quarter of 2005, LAC II obtained two non-recourse mortgages totaling $45,800 and bearing interest at a weighted average rate of 5.05%. Also, during the first quarter of 2005, LAC II repaid $45,800 in advances made by the Company.

         The following is summary combined balance sheet data as of June 30, 2005 and income statement data for the six months ended June 30, 2005 and 2004 for the Company's non-consolidated entities described in the first paragraph of this note:

                                          2005
                                          ----
                    Real estate, net     $ 1,279,578
                    Intangibles, net     $   128,500
                    Mortgages payable    $   912,992

                                          2005                 2004
                                          ----                 ----
                    Revenues             $   66,740          $   35,072
                    Expenses             $   58,740          $   25,120
                    Net income           $    8,000          $    9,952

         The Company earns advisory fees from non-consolidated entities. During the three and six month periods ended June 30, 2005 and 2004 the total advisory fees earned from these entities was $2,537, $3,153, $758 and $1,689, respectively,

(7)      Mortgages and Notes Payable
         ---------------------------

         During the three months ended June 30, 2005 the Company obtained an aggregate of $418,845 in non-recourse notes, with an aggregate weighted average interest rate of 5.18%. The Company satisfied a mortgage note with a principal balance of $20,760 for $15,500 and wrote off $173 in unamortized deferred loan costs.

         During the second quarter of 2005, the Company's replaced it's original $100,000 credit facility with a new $200,000 unsecured credit facility which bears interest at a rate of LIBOR plus 120-170 basis points depending on the leverage (as defined) of the Company. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of June 30, 2005, the Company was in compliance with all covenants, borrowings of $99,000 were outstanding on the facility, $99,770 was available to be borrowed and $1,230 in letters of credit were outstanding. The Company wrote off the unamortized deferred loan costs of $455 associated with the $100,000 credit facility.

(8)      Concentration of Risk
         ---------------------

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three and six months ended June 30, 2005 and 2004, no single tenant represented greater than 10% of rental revenues.

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

         As of June 30, 2005, there were 5,374,499 units outstanding. All units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(10)     Shareholders' Equity
         --------------------

         During the first quarter of 2005, the Company issued 400,000 preferred shares raising net proceeds of $19,463. In addition, the Company issued 322,646 and 282,590 common shares under its dividend reinvestment plan raising net proceeds of $6,848 and $5,213 for the six months ended June 30, 2005 and 2004, respectively.

(11)     Commitments and Contingencies
         -----------------------------

         The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $25,485 as of June 30, 2005.

         The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         Certain leases contain options whereby the tenant can terminate a lease if the property becomes obsolete, as defined.

         As of June 30, 2005, the Company has entered into letters of intent to purchase, upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $28,768.

(12)     Supplemental Disclosure of Statement of Cash Flow Information
         -------------------------------------------------------------

         During  2005  and  2004,   the  Company   paid   $28,639  and  $18,257,
         respectively, for interest and $1,450 and $1,759, respectively, for income taxes.

         During the second quarter of 2005, the Company sold, at cost which approximates fair market value, a 60% tenancy in common interest in one of the properties acquired during the second quarter of 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt and retained an interest of $2,641.

         During 2005 and 2004, the Company issued 276,608 and 201,029 non-vested common shares, respectively, to certain employees resulting in $6,253 and $4,057 of deferred compensation, respectively. These common shares generally vest over 5 years.

         During 2005 and 2004, holders of an aggregate of 30,528 and 100,053 operating partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $354 and $1,299 in 2005 and 2004, respectively.

(13)     Subsequent Events
         -----------------

         In July 2005, the Company sold 2.5 million common shares, raising net proceeds of $60,900.

         In August 2005 the Company acquired a property for $14,300 located in Lavonia, Georgia.

         In August 2005 the Company obtained a $14,000 non-recourse mortgage with an interest rate of 5.38% which matures in 2025.

         The Company  entered into a contract to acquire a property for $36,800.

         In July 2005, the Company sold a property located in Wilsonville, OR for $14,500. In conjunction with this sale the Company issued a $11,050 note, secured by the property. The note bears interest at a rate of 5.46% and matures in 2015.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three and six month periods ended June 30, 2005 and 2004, and significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Historical results may not be indicative of future performance.

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

As of June 30, 2005, the Company owned, or had interests in, 185 real estate properties and managed 2 additional properties.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Rentals provided during renewal option periods where with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option.

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

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of June 30, 2005 and December 31, 2004, the Company did not record an allowance for doubtful accounts.

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

Tax Status. The Company and its certain subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for Federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Internal Revenue Code, as amended (the "Code").

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

Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of June 30, 2005, the Company's real estate assets were located in 37 states and contained an aggregate of approximately 39.2 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Of the Company's 185 properties, fourteen provide for operating expense stops, one is subject to a modified gross lease and three are not leased. Approximately 97.7% of square feet is subject to a lease.

During the six months ended June 30, 2005, the Company purchased 34 properties (including through non-consolidated entities) for a capitalized cost of $957.6 million (including $324.9 million for non-consolidated entities) and sold three properties to third parties resulting in a net gain of $5.1 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2005, the leases on the consolidated properties generated $83.0 million in gross rental revenue compared to $65.3 million during the same period in 2004.

On November 1, 2004, the tenant in the Company's Dallas, Texas property, filed for Chapter 11 bankruptcy and rejected the lease. Accordingly, in addition to losing base rental revenue, the Company is responsible for operating expenses until a replacement tenant can be found.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.36 per share to common shareholders of record as of July 29, 2005, payable on August 15, 2005. The Company's annualized common dividend rate is currently $1.44 per share. The Company also declared a preferred dividend on its Series C preferred of $0.8125 per share to preferred shareholders of record as of July 29, 2005, payable on August 15, 2005. The annual preferred dividend rate on the Series C shares is $3.25 per share. The Company also declared a preferred dividend on its Series B preferred of $0.503125 per share to preferred shareholders of record as of July 29, 2005, payable on August 15, 2005. The annual preferred dividend rate on the Series B shares is $2.0125 per share.

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

Cash dividends paid to common shareholders increased to $35.3 million in 2005 compared to $31.2 million in 2004.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $53.9 million and $46.9 million for the six months ended June 30, 2005 and 2004, respectively.

Net cash used in investing activities totaled $626.0 million and $67.5 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties and the collection of notes receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $467.5 million and $126.3 million for the six months ended June 30, 2005 and 2004, respectively. Cash used in financing activities was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners, debt service payments and deferred financing costs. Cash provided by financing activities relates primarily to proceeds from equity offerings and debt financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such operating partnership interests as of June 30, 2005, based on the current $1.44 annual dividend.



                                                                                   Current           Total Current
                                                                                Annualized Per        Annualized
                                            Total Number        Affiliate            Unit            Distribution
                    Redemption Date           of Units            Units          Distribution            ($000)
                    ---------------           --------            -----          ------------            ------
              At any time                        3,482,908        1,404,015           $    1.44           $    5,015
              At any time                        1,199,652           65,874                1.08                1,296
              At any time                          108,724           52,144                1.12                  122
              January 2006                         171,168              416                   -                    -
              January 2006                         231,763          120,662                1.44                  334
              February 2006                         28,230            1,743                   -                    -
              May 2006                               9,368                -                0.29                    3
              May 2006                              97,828           27,212                1.44                  141
              November 2006                         44,858           44,858                1.44                   65
                                           ----------------    -------------    ----------------    -----------------
                                                 5,374,499        1,716,924           $    1.30           $    6,976
                                           ================    =============    ================    =================

Affiliate units are held by two executive officers of the Company and are included in the total number of units.

Share Repurchase Program
------------------------

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. As of June 30, 2005, 1.4 million common shares/operating partnership units have been repurchased.

Financing
---------

Revolving Credit Facility. The Company's $200 million unsecured credit facility bears interest at a rate of LIBOR plus 120-170 basis points depending on the leverage (as defined) of the Company. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of June 30, 2005, the Company was in compliance with all covenants, borrowings of $99 million were outstanding on the facility, which matures in June 2009, $99.8 million was available to be borrowed and $1.2 million in letters of credit were outstanding. The new credit facility replaced an existing credit facility of $100 million. During the second quarter of 2005, the Company wrote off the unamortized deferred loan costs of $0.5 million associated with the $100 million credit facility.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of June 30, 2005, a total of 95 of the Company's 131 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $1.1 billion. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.05%. The estimated scheduled principal amortization payments for the remainder of 2005 and for 2006, 2007, 2008 and 2009 are $12.0 million, $27.4 million, $34.9 million, $29.6 million and $30.6 million, respectively. As of June 30, 2005, the estimated scheduled balloon payments, including amounts outstanding of the line of credit, for the remainder of 2005 and for 2006, 2007, 2008 and 2009 are $0, $11.8 million, $0, $164.6 million and $47.7 million, respectively.

Lease Obligations. Since the Company's tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For 15 properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of June 30, 2005, the Company had three properties that were not leased.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $1.3 million.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility. As of June 30, 2005, the Company has entered into letters of intent to purchase upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $28.8 million.

Results of Operations

Three months ended June 30, 2005 compared with June 30, 2004
------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues for the three months ended June 30, 2005 of $14.1 million, $11.5 million is attributable to rental revenue, which resulted primarily from (i) properties purchased in 2004 and owned during 2005 ($5.6 million), (ii) properties purchased in 2005 ($9.6 million), offset by (iii) an increase in vacancy ($1.0 million) and (iv) an increase in properties transferred to non-consolidated entities ($2.5 million). Advisory fees (comprised of acquisition, debt placement and asset management fees) increased $1.8 million due to an increase in assets purchased by non-consolidated entities, and related debt placement completed during the three months ended June 30, 2005. Tenant reimbursements increased $0.8 million due to an increase in properties in which the Company has operating expense responsibilities offset by an increase in vacancy. The increase in interest and amortization expense of $4.1 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $9.5 million is due primarily to the increase in real estate and intangibles due to property acquisitions. The increase in property operating expenses of $2.7 million is due primarily to the Company acquiring properties in which it has property level operating expense responsibility and an increase in vacancy. The increase in general and administrative expenses of $2.1 million is due primarily to increases in personnel costs ($0.7 million), professional fees ($1.0 million), technology costs ($0.2 million) and occupancy costs ($0.1 million). Non-operating income decreased by $0.4 million primarily due to reduced interest earned. Debt satisfaction gains, net of $4.6 million related to the satisfaction of a mortgage note that resulted in a gain offset by the write-off of unamortized deferred financing costs. Minority interest expense increased $0.3 million due to increased earnings at the partnership level. Equity in earnings of non-consolidated entities decreased $0.4 million due to a decrease in net income of non-consolidated entities (see below). Net income increased in 2005 primarily due to the net impact of items discussed above plus an increase of $1.6 million in income from discontinued operations comprised of an increase in gains on sales of $2.0 million offset by a decrease of income from discontinued operations of $0.3 million and an increase in impairment charges of $0.1 million.

Equity in earning of non-consolidated entities decreased by $0.4 million as described as follows. The Company's non-consolidated entities had aggregate net income of $3.2 million for the three months ended June 30, 2005 compared to $4.8 million in the comparable period in 2004. The decrease in net income is primarily attributable to an (i) increase in depreciation expense of $10.1 million in 2005 due to more depreciable assets owned, (ii) an increase in interest expense of $7.3 million in 2005 due to partially funding of acquisitions with the use of non-recourse mortgage debt (iii) an increase in property operating expenses of $2.3 million due to an increase in the number of properties owned and (iv) an increase in general and administrative expenses of $0.1 million. These expenses were partially offset by an increase in rental revenue and tenant reimbursements of $18.2 million in 2005 attributable to the acquisition of properties in 2004 and 2005.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates on variable debt ($111.8 million as of June 30, 2005 at an interest rate of 5.9%) and tenant monetary defaults.

Six months ended June 30, 2005 compared with June 30, 2004
----------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2005 of $19.3 million, $17.7 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2004 and owned during 2005 ($14.6 million), (ii) properties purchased in 2005 ($9.7 million), offset by (iii) an increase in vacancy ($2.1 million) and (iv)
properties transferred to non-consolidated entities ($4.6 million). Advisory fees (comprised of acquisition, debt placement and asset management fees) increased $1.5 million due to an increase in assets purchased by non-consolidated entities and related debt placement completed during the six months ended June 30, 2005. The increase in interest and amortization expense of $7.5 million is due to the growth of the Company's portfolio and has been partially offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $14.1 million is due primarily to the increase in real estate and intangibles due to property acquisitions. The Company's general and administrative expenses increased by $3.0 million due primarily to increased personnel costs ($1.2 million), professional fees ($1.2 million) and technology costs of ($0.2 million). The increase in property operating expenses of $3.1 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy. Debt satisfaction gains, net of $4.6 million relate to the satisfaction of a mortgage note that resulted in a gain offset by the write-off of unamortized deferred financing costs. Equity in earnings of non-consolidated entities decreased $0.8 million due to the expensing of a fee paid by the Company and a decrease of net income of non-consolidated entities (see below). Net income decreased in 2005 primarily due to the net impact of items discussed offset by an increase of $1.8 million in income from discontinued operations comprised of an increase of $1.0 million in gains on sale and a decrease in impairment charges of $1.6 million offset by a decrease of income from discontinued operations of $0.8 million.

Equity in earnings of non-consolidated entities decreased by $0.8 million as described as follows. The Company's non-consolidated entities had aggregate net income of $8.0 million for the six months ended June 30, 2005 compared to $10.0 million in the comparable period in 2004. The decrease in net income is primarily attributable to (i) an increase in depreciation expense of $16.6 million in 2005 due to more depreciable assets owned, (ii) an increase in interest expense of $12.4 million in 2005 due to partially funding of acquisitions with the use of non-recourse mortgage debt, (iii) an increase in property operating expenses of $3.8 million due to an increase in the number of properties owned, and (iv) an increase in non-reimbursable operating expenses of $0.3 million. These expenses were partially offset by an increase in rental revenue and tenant reimbursements of $31.2 million in 2005 attributable to the acquisition of properties in 2004 and 2005.

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

The following table reconciles net income allocable to common shareholders to the Company's FFO for the six months ended June 30, 2005 and 2004 ($000's):


                                                                   2005                2004
                                                             -----------------    ---------------

         Net income allocable to common shareholders             $     17,257         $   23,415
         Adjustments:
              Depreciation and amortization                            29,784             16,860
              Minority interest's share of net income                   2,251              2,109
              Amortization of leasing commissions                         253                365
              Gains on sale of properties                             (5,061)            (4,065)
              Joint venture adjustment - depreciation                   7,619              2,873
              Preferred share dividend - Series C                       5,038                  -
                                                             -----------------    ---------------
                  Funds From Operations                          $     57,141         $   41,557
                                                             =================    ===============

         Cash flows from operating activities                    $     53,857         $   46,866
         Cash flows from investing activities                    $  (625,958)         $ (67,463)
         Cash flows from financing activities                    $    467,524         $  126,325

Off-Balance Sheet Arrangements
------------------------------


Non-Consolidated Real Estate Entities. As of June 30, 2005, the Company has investments in various real estate entities with varying structures. These investments include the Company's 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 30% non-controlling interest in Triple Net Investment Company LLC; its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership and, through Lexington Oklahoma City, LP, its 40% non-controlling tenancy in common interest in a real property. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of June 30, 2005 and 2004, the Company's variable rate indebtedness was $111,748 and $14,631, respectively, which represented 9.0% and 2.0% of total long-term indebtedness, respectively. During the three and six months ended June 30, 2005 and 2004, this variable rate indebtedness had a weighted average interest rate of 6.1% and 6.1% and 4.2% and 3.3%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $39 and $72 for the three and six months ended June 30, 2005 and $38 and $218 for the three and six months ended June 30, 2004. As of June 30, 2005 and 2004 the Company's fixed rate debt was $1,123,256 and $711,361, respectively, which represented 91.0% and 98.0%, respectively, of total long-term indebtness. The weighted average interest rate as of June 30, 2005 of fixed rate debt was 6.1%, which is approximately 100 basis points higher than the fixed rate debt incurred by the Company during the last twelve months. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $2,598 and $4,470 for the three and six months ended June 30, 2005 and by $1,349 and $2,515 for the three and six months ended June 30, 2004.


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

                           PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  From time to time, the Company and/or its subsidiaries are involved in legal proceedings arising in the ordinary course of its business. In management's opinion, after consultation with legal counsel, the outcome of such matters, including in respect of the matter referred to below, is not expected to have a material adverse effect on the Company's ownership, financial condition, management or operation of its properties.

                  The following updates the discussion set forth under "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

                  VarTec Telecom, Inc. Bankruptcy. On November 1, 2004, VarTec Telecom, Inc. ("VarTec"), previously one of our largest tenants based upon base rent, filed for Chapter 11 bankruptcy protection with the U.S. Bankruptcy Court in the Northern District of Texas (the "Bankruptcy Court"). VarTec leased a 249,452 square foot office property in Dallas, Texas. The VarTec lease was to expire in September 2015.

                  On December 17, 2004, the Bankruptcy Court approved VarTec's motion to reject the lease. As a result of the rejection of the lease, the Company incurred a fourth quarter non-cash charge of approximately $2.9 million due to the write-off of deferred rent receivable and unamortized lease costs. In addition, as a result of the rejection of the lease, the Company incurred an unsecured claim for any damages resulting from the breach of the lease, including rent for the period from the rejection date through the remainder of the lease term, subject to a cap under applicable bankruptcy law.

                  On May 5, 2005, the Company entered into a discounted payoff agreement with the lender under the non-recourse mortgage secured by the Dallas, Texas property. Pursuant to the discounted payoff agreement, we assigned our unsecured claims against VarTec to the lender.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - not applicable.

ITEM 3.           Defaults Upon Senior Securities - not applicable.

ITEM 4.           Submission of Matters to a Vote of Security Holders

                  At the Company's Annual Meeting of Shareholders held on May 24, 2005, the following action was taken:

                  The shareholders elected nine individuals nominated to serve as trustees of the Company until the 2005 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them follows:


                            Nominee for Trustee                      For                   Withhold
                            -------------------                      ---                   --------
                            E. Robert Roskind                     44,278,625                465,912
                            Richard J. Rouse                      44,280,647                463,890
                            T. Wilson Eglin                       44,275,940                468,597
                            Geoffrey Dohrmann                     44,401,576                342,961
                            Carl D. Glickman                      44,452,743                291,794
                            James Grosfeld                        27,716,099             17,028,438
                            Kevin W. Lynch                        44,390,575                353,962
                            Stanley R. Perla                      42,719,333              2,025,204
                            Seth M. Zachary                       42,513,827              2,230,710

                  The shareholders approved an amendment to the Company's Declaration of Trust which increased the number of authorized common shares and excess shares which the Company has authority to issue from 80,000,000 Common Shares and 40,000,000 excess shares to 160,000,000 Common Shares and 170,000,000 excess shares, as set forth in Proposal No. 2 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The number of votes cast for, against, or abstained, with respect to Proposal No. 2 follows:


                                    For                      Against                   Abstain
                                    ---                      -------                   -------
                                34,224,160                 10,335,410                  184,967


ITEM 5.           Other Information - not applicable.

ITEM 6.           Exhibits

                  3.1 Articles of Amendment of Declaration of Trust of the Company (filed herewith).

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


                               Lexington Corporate Properties Trust




Date: August 9, 2005           By:  /s/ T. Wilson Eglin
                                  ----------------------------------------------
                                   T. Wilson Eglin
                                   Chief Executive Officer, President and Chief
                                   Operating Officer





Date: August 9, 2005           By: /s/ Patrick Carroll
                                  ----------------------------------------------
                                   Patrick Carroll
                                   Chief Financial Officer, Executive Vice
                                   President and Treasurer