Form 10-Q
period 2005-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2005-11-09
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the Transition period from _________________ to ________________

                         Commission File Number 1-12386

                      LEXINGTON CORPORATE PROPERTIES TRUST
             (Exact name of registrant as specified in its charter)

                 Maryland                                   13-3717318
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)

        One Penn Plaza, Suite 4015
               New York, NY                                   10119
 (Address of principal executive offices)                   (Zip code)


                                 (212) 692-7200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  x  . No     .
                                       -----    -----

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined by Rule 12b-2 of the Act).  Yes  x  . No     .
                                       -----    -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     . No  x  .
                                     -----    -----

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 51,978,259 common shares, par value $.0001 per share on November 4, 2005.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2005 (Unaudited) and December 31, 2004
                 (in thousands, except share and per share data)

                                                                                         September 30,           December 31,
                                                                                              2005                   2004
                                                                                       -------------------   -------------------
    Assets:

    Real estate, at cost                                                                    $   1,932,746         $   1,407,872
    Less: accumulated depreciation and amortization                                               225,225               180,610
                                                                                       -------------------   -------------------
                                                                                                1,707,521             1,227,262
    Properties held for sale - discontinued operations                                             48,222                13,216
    Cash and cash equivalents                                                                      61,115               146,957
    Investment in non-consolidated entities                                                       168,159               132,738
    Deferred expenses, net                                                                         13,209                 7,860
    Notes receivable from affiliate                                                                     -                45,800
    Rent receivable - current                                                                       2,717                 4,123
    Rent receivable - deferred                                                                     25,688                23,923
    Intangible assets, net                                                                        137,101                54,736
    Notes receivable                                                                               11,050                     -
    Other assets, net                                                                              38,819                40,471
                                                                                       -------------------   -------------------
                                                                                            $   2,213,601         $   1,697,086
                                                                                       ===================   ===================
    Liabilities and Shareholders' Equity:

    Mortgages and notes payable                                                             $   1,186,907         $     765,144
    Liabilities - discontinued operations                                                          26,748                 1,688
    Accounts payable and other liabilities                                                         13,030                12,406
    Accrued interest payable                                                                        3,137                 5,808
    Deferred revenue                                                                                5,811                 4,173
    Prepaid rent                                                                                   10,015                 3,818
                                                                                       -------------------   -------------------
                                                                                                1,245,648               793,037
    Minority interests                                                                             56,401                56,759
                                                                                       -------------------   -------------------
                                                                                                1,302,049               849,796
                                                                                       -------------------   -------------------
    Commitments and contingencies (note 11)

    Shareholders' equity:
    Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares,
          Series B Cumulative Redeemable Preferred, liquidation preference
          $79,000, 3,160,000 shares issued and outstanding                                         76,315                76,315
          Series C Cumulative Convertible Preferred, liquidation preference
          $155,000 and $135,000 in 2005 and 2004, respectively, 3,100,000 and
          2,700,000 shares issued and outstanding in 2005 and 2004, respectively                  150,588               131,126
    Common shares, par value $0.0001 per share; authorized 160,000,000 and
          80,000,000 shares in 2005 and 2004, respectively, 51,974,639, and
          48,621,273 shares issued and outstanding in 2005 and 2004,
          respectively                                                                                  5                     5
    Additional paid-in-capital                                                                    845,341               766,882
    Deferred compensation, net                                                                    (12,505)               (8,692)
    Accumulated distributions in excess of net income                                            (148,192)             (118,346)
                                                                                       -------------------   -------------------
         Total shareholders' equity                                                               911,552               847,290
                                                                                       -------------------   -------------------
                                                                                            $   2,213,601         $   1,697,086
                                                                                       ===================   ===================

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three and nine months ended September 30, 2005 and 2004

          (Unaudited and in thousands, except share and per share data)

                                                            Three Months ended September 30,      Nine Months ended September 30,
                                                                2005               2004               2005               2004
                                                           --------------    ----------------    --------------     --------------
Gross revenues:
    Rental                                                    $  51,023           $  35,066        $  133,309         $   99,925
    Advisory fees                                                   995               1,448             4,186              3,174
    Tenant reimbursements                                         4,213               1,293             7,207              3,958
                                                           --------------    ----------------    --------------     --------------
       Total gross revenues                                      56,231              37,807           144,702            107,057

Expense applicable to revenues:
    Depreciation and amortization                               (20,600)            (10,909)          (50,322)           (27,411)
    Property operating                                           (7,929)             (2,906)          (15,978)            (7,704)
General and administrative                                       (4,164)             (3,987)          (13,175)            (9,997)
Non-operating income                                                337               1,807             1,189              2,563
Interest and amortization expense                               (18,597)            (12,344)          (47,264)           (33,550)
Debt satisfaction gains, net                                          -                   -             4,632                  -
                                                           --------------    ----------------    --------------     --------------

Income before benefit (provision) for income taxes,
    minority interests, equity in earnings of
    non-consolidated entities and discontinued operations         5,278               9,468            23,784             30,958
Benefit (provision) for income taxes                                111                (350)               44             (1,817)
Minority interests                                                 (791)               (673)           (3,002)            (2,740)
Equity in earnings of non-consolidated entities                   2,328               1,862             5,087              5,383
                                                           --------------    ----------------    --------------     --------------
Income from continuing operations                                 6,926              10,307            25,913             31,784
                                                           --------------    ----------------    --------------     --------------
Discontinued operations, net of minority interest:
    Income from discontinued operations                             656               1,418             2,676              4,684
    Impairment charges                                             (207)              (562)              (800)            (2,775)
    Gains on sales of properties                                  1,595                   -             6,656              4,065
                                                           --------------    ----------------    --------------     --------------
    Total discontinued operations                                 2,044                 856             8,532              5,974
                                                           --------------    ----------------    --------------     --------------
Net income                                                        8,970              11,163            34,445             37,758
Dividends attributable to preferred shares - Series B            (1,590)             (1,590)           (4,770)            (4,770)
Dividends attributable to preferred shares - Series C            (2,519)                  -            (7,556)                 -
                                                           --------------    ----------------    --------------     --------------
Net income allocable to common shareholders                   $   4,861           $   9,573        $   22,119         $   32,988
                                                           ==============    ================    ==============     ==============

Income per common share-basic:
    Income from continuing operations                         $    0.06           $    0.18        $     0.28         $     0.59
    Income from discontinued operations                       $    0.04           $    0.02        $     0.17         $     0.13
                                                           --------------    ----------------    --------------     --------------
    Net income                                                $    0.10           $    0.20        $     0.45         $     0.72
                                                           ==============    ================    ==============     ==============

    Weighted average common shares outstanding-basic         50,837,178          47,901,818        49,269,497         46,033,992
                                                           ==============    ================    ==============     ==============

Income per common share-diluted:
    Income from continuing operations                         $    0.04           $    0.17        $     0.26         $     0.58
    Income from discontinued operations                       $    0.04           $    0.02        $     0.15         $     0.13
                                                           --------------    ----------------    --------------     --------------
    Net income                                                $    0.08           $    0.19        $     0.41         $     0.71
                                                           ==============    ================    ==============     ==============

    Weighted average common shares outstanding-diluted       57,764,659          53,349,746        56,197,314         51,521,655
                                                           ==============    ================    ==============     ==============

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2005 and 2004

                          (Unaudited and in thousands)

                                                                                        2005                       2004
                                                                                ----------------------     ---------------------
    Net cash provided by operating activities                                           $      84,732             $      70,024
                                                                                ----------------------     ---------------------

    Cash flows from investing activities:
          Investment in convertible mortgage note                                                   -                   (19,800)
          Investment in real estate properties, including intangibles                        (700,921)                 (137,758)
          Collection of notes receivable from affiliate                                        45,800                         -
          Net proceeds from sale/transfer of properties                                        42,130                    90,220
          Net sale proceeds/distributions - non-consolidated entity                             3,541                         -
          Collection of note receivable - non-affiliate                                         3,488                         -
          Real estate deposits, net                                                             1,449                     1,325
          Investment in and advances to non-consolidated entities, net                        (38,990)                  (53,586)
          Distribution of loan proceeds from non-consolidated entities                              -                    15,629
          Increase in leasing costs                                                            (2,727)                     (197)
          Increase in escrow deposits                                                          (2,434)                   (2,022)
                                                                                ----------------------     ---------------------
                Net cash used in investing activities                                        (648,664)                 (106,189)
                                                                                ----------------------     ---------------------

    Cash flows from financing activities:
          Dividends to common and preferred shareholders                                      (64,291)                  (52,891)
          Principal payments on debt, excluding normal amortization                           (16,844)                   (1,264)
          Dividend reinvestment plan proceeds                                                  10,509                     7,641
          Change in credit facility borrowings, net                                                 -                   (94,000)
          Principal amortization payments                                                     (19,012)                  (13,980)
          Debt deposits                                                                           852                      (972)
          Proceeds of mortgages and notes payable                                             495,645                   145,240
          Contribution from minority partner                                                    1,692                         -
          Increase in deferred costs, net                                                      (5,682)                     (688)
          Cash distributions to minority partners                                              (5,251)                   (7,271)
          Proceeds from the sale of common and preferred shares, net                           80,554                   144,579
          Origination fee amortization payments                                                     -                       (29)
          Common shares/partnership units repurchased                                             (82)                        -
                                                                                ----------------------     ---------------------
                Net cash provided by financing activities                                     478,090                   126,365
                                                                                ----------------------     ---------------------

    Change in cash and cash equivalents                                                       (85,842)                   90,200
    Cash and cash equivalents, at beginning of period                                         146,957                    15,923
                                                                                ----------------------     ---------------------
          Cash and cash equivalents, at end of period                                   $      61,115             $     106,123
                                                                                ======================     =====================

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2005
           (Unaudited and dollars in thousands, except per share data)

(1)      The Company
         -----------

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of September 30, 2005, the Company had an ownership interest in 187 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants. Of the Company's 187 properties, 14 provide for operating expense stops, one is a modified gross lease and three are not leased.

         The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries ("TRS") under the Code. As such, the TRS will be subject to federal income taxes on the income from these activities.

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

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), Lexington Contributions, Inc. ("LCI"), Six Penn Center L.P and Lexington Strategic Asset Corp. ("LSAC"). LRA, LCI and LSAC are taxable REIT subsidiaries of the Company, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II, Net 3 and Six Penn Center L.P. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"). If not, and the Company controls the entity's voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

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

         In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, (revised 2004) Share-Based Payment ("SFAS No. 123R"), which supersedes Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The impact of adopting this statement is not expected to have a material impact on the Company's financial position or results of operations.

         In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS No. 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges, occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement is not expected to have a material impact on the Company's financial position or results of operations.

         In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143 ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement is not expected to have a material impact on the Company's financial position or results of operations.

         In June 2005,  the FASB  ratified  the  Emerging  Issues  Task  Force's
         ("EITF")  consensus  on  EITF  04-05,  Determining  Whether  a  General
         Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 is not expected to have a material impact on the Company's financial position or results of operations.

         In 2005, the EITF released Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"), which clarifies the period over which leasehold improvements should be amortized. EITF 05-6 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-6 is not expected to have a material impact on the Company's financial position or results of operations.

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

         Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of September 30, 2005 and December 31, 2004, the Company did not record an allowance for doubtful accounts.

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

         Tax Status. The Company and certain of its subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code").

         The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. LRA, LCI and LSAC are taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

         Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, convertible interests of non-consolidated entities, operating partnership units, convertible preferred shares and potentially convertible securities.

         Common Share Options. The Company has elected to continue to account for its option plan under the recognition provision of APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation cost has been recognized with regard to options granted in the condensed consolidated statements of income.

         Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                    2005               2004             2005              2004
                                                                    ----               ----             ----              ----
         Net income allocable to common shareholders,
          as reported                                               $   4,861          $  9,573          $ 22,119         $  32,988
             Add: Stock based employee compensation expense
             included in reported net income                                -                 -                 -                 -
             Deduct: Total stock based employee compensation
             expense determined under fair value based method
             for all awards                                                 1                64                 5               191
                                                                --------------     -------------    --------------    --------------
         Pro forma net income - basic                               $   4,860          $  9,509          $ 22,114         $  32,797
                                                                ==============     =============    ==============    ==============

         Net income per share - basic
            Basic - as reported                                     $    0.10          $   0.20          $   0.45          $   0.72
                                                                ==============     =============    ==============    ==============
            Basic - pro forma                                       $    0.10          $   0.20          $   0.45          $   0.71
                                                                ==============     =============    ==============    ==============

         Net income allocable to common shareholders
           for diluted earnings per share                           $   4,813          $ 10,345          $ 22,814         $  36,559
             Add:  Stock based employee compensation expense
             included in reported net income                                -                 -                 -                 -
             Deduct:  Total stock based employee compensation
             expense determined under fair value based method
             for all awards                                                 1                64                 5               191
                                                                --------------     -------------    --------------    --------------
         Pro forma net income - diluted                             $   4,812          $ 10,281          $ 22,809         $  36,368
                                                                ==============     =============    ==============    ==============

         Net income per share - diluted
            Diluted - as reported                                   $    0.08          $   0.19          $   0.41          $   0.71
                                                                ==============     =============    ==============    ==============
            Diluted - pro forma                                     $    0.08          $   0.19          $   0.41          $   0.71
                                                                ==============     =============    ==============    ==============

         Reclassification. Certain amounts included in 2004 financial statements have been reclassified to conform with the 2005 presentation.









(3)      Earnings per Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

                                                                        Three Months Ended               Nine Months Ended
                                                                           September 30,                    September 30,
                                                                      2005               2004          2005              2004
                                                                      ----               ----          ----              ----
         BASIC

         Income from continuing operations                       $       6,926     $     10,307         $  25,913        $  31,784
         Less: preferred dividends                                      (4,109)          (1,590)          (12,326)          (4,770)
                                                                 --------------    -------------    --------------    -------------
         Income allocable to common shareholders from
              continuing operations                                      2,817            8,717            13,587           27,014
         Total income from discontinued operations                       2,044              856             8,532            5,974
                                                                 --------------    -------------    --------------    -------------
         Net income allocable to common shareholders             $       4,861     $      9,573       $    22,119      $    32,988
                                                                 ==============    =============    ==============    =============

         Weighted average number of common shares outstanding       50,837,178       47,901,818        49,269,497       46,033,992
                                                                 ==============    =============    ==============    =============
         Income per common share - basic:
         Income from continuing operations                       $        0.06     $       0.18       $      0.28      $      0.59
         Income from discontinued operations                              0.04             0.02              0.17             0.13
                                                                 --------------    -------------    --------------    -------------
         Net income                                              $        0.10     $       0.20       $      0.45      $      0.72
                                                                 ==============    =============    ==============    =============

         DILUTED

         Income allocable to common shareholders from
              continuing operations - basic                      $       2,817     $      8,717       $    13,587      $    27,014
         Adjustments:
              Incremental (loss) income attributed to assumed
                   conversion of dilutive securities                       (48)             673               695            2,740
                                                                 --------------    -------------    --------------    -------------
         Income allocable to common shareholders from
              continuing operations - diluted                            2,769            9,390            14,282           29,754
         Total income from discontinued operations - diluted             2,044              955             8,532            6,805
                                                                 --------------    -------------    --------------    -------------
         Net income allocable to common shareholders -
              diluted                                            $       4,813     $     10,345       $    22,814      $    36,559
                                                                 ==============    =============    ==============    =============

         Weighted average number of common shares used in
              calculation of basic earnings per share               50,837,178       47,901,818        49,269,497       46,033,992
         Add incremental shares representing:
              Shares issuable upon exercise of employee share
                   options                                              78,046          118,533            78,382          129,695
              Shares issuable upon conversion of dilutive
                   interests                                         6,849,435        5,329,395         6,849,435        5,357,968
                                                                 --------------    -------------    --------------    -------------
         Weighted average number of shares used in calculation
              of diluted earnings per common share                  57,764,659       53,349,746        56,197,314       51,521,655
                                                                 ==============    =============    ==============    =============

         Income per common share - diluted:
         Income from continuing operations                       $        0.04     $       0.17       $      0.26      $      0.58
         Income from discontinued operations                              0.04             0.02              0.15             0.13
                                                                 --------------    -------------    --------------    -------------
         Net income                                              $        0.08     $       0.19       $      0.41      $      0.71
                                                                 ==============    =============    ==============    =============

         In 2005, the common shares issuable upon conversion of dilutive interests relates to the put option a partner in a non-consolidated entity has whereby the partner can elect to put its equity position to the Company. The Company has the option of issuing common shares for their fair market value of the partner's equity position (as defined) or cash for 100% of the fair market value of the partner's equity position. In 2004, the common shares issuable upon conversion of dilutive interests relate to the operating partnership units.

(4)      Investments in Real Estate
         --------------------------

         During the third quarter of 2005, the Company made two acquisitions, excluding acquisitions made directly by non-consolidated entities, for an aggregate capitalized cost of $34,140. The Company allocated $3,648 of the capitalized costs of this property to intangibles. One of the properties is economically owned through the holding of an industrial revenue bond and related ground lease. The other property was sold, at cost, to a non-consolidated entity.

         During the second quarter of 2005, the Company made 27 real estate acquisitions, excluding acquisitions made directly by non-consolidated entities and including properties held for sale, for an aggregate capitalized cost of $642,296. The Company allocated $95,791 of the capitalized costs of these properties to intangibles. Two of these properties are economically owned through the holding of industrial revenue bonds and related ground leases.

         During the second quarter of 2005, one property was acquired through a newly formed limited partnership in which the Company has a 92% interest. This partnership acquired an 87.5% interest in a second partnership which owns the property. The Company has an effective 80.5% controlling ownership in the property.

         Also, during the second quarter of 2005, the Company sold, at cost which approximates fair market value, a 60% tenancy in common interest in one of the properties acquired during the second quarter of 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt. During the first quarter of 2005, the Company acquired one property for a capitalized cost of $12,012 and allocated $725 of the purchase price to intangible assets.

(5)      Discontinued Operations
         -----------------------

         As of September 30, 2005, the Company had five properties held for sale and recorded impairment charges of $207 and $800 for the three and nine months ended September 30, 2005, respectively, relating to the difference between the basis for one of the properties and the estimated net proceeds expected to be realized upon sale. The Company has determined that two properties held for sale at June 30, 2005 no longer meet the criteria as held for sale and accordingly, have been reclassified as operating properties.

         During the third quarter of 2005, the Company sold one property for an aggregate sales price of $14,500 resulting in a net gain of $1,595. The Company provided $11,050 in secured financing, to the buyer, at a rate of 5.46% which matures on August 1, 2035 and requires annual debt service payments of $750, plus real estate taxes and insurance escrows.

         During the second quarter of 2005, the Company sold one property for an aggregate sales price of $11,599 resulting in a net gain of $4,317. During the first quarter of 2005, the Company sold two properties for an aggregate sales price of $4,250 resulting in a gain of $744.

         During the nine months ended September 30, 2004, the Company sold six properties for an aggregate net proceeds of $30,971.

         The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                              Three Months ended                   Nine Months ended
                                                                 September 30,                       September 30,
                                                             2005              2004              2005              2004
                                                        --------------    --------------------------------    --------------
         Rental revenues                                     $  1,263          $  2,071        $  4,319          $   7,053
         Pre-tax income, including gains on sale             $  2,044           $   856        $  8,532          $   5,974

(6)      Investment in Non-Consolidated Entities
         ---------------------------------------

         As of September 30, 2005, the Company has investments in seven non-consolidated entities. The entities are Lexington Acquiport Company, LLC ("LAC") (33 1/3% ownership interest), Lexington Acquiport Company II, LLC ("LAC II") (25% ownership interest), Lexington/Lion Venture LP ("LION") (30% ownership interest), Lexington Columbia LLC ("Columbia") (40% ownership interest), Lexington Durham Limited Partnership ("DLP") (33 1/3% ownership interest), Triple Net Investment Company LLC ("TNI") (30% ownership interest) and Lexington Oklahoma City, LP ("TIC") (which owns a 40% tenancy in common interest in a real property).

         During the third quarter of 2005, LION made one real estate acquisition for an aggregate capitalized cost of $36,905.

         During the third quarter of 2005, LAC II made two real estate acquisitions for an aggregate capitalized cost of $33,805. One of these properties was acquired from the Company for $19,761, which approximated cost. These acquisitions were funded through non-recourse mortgages aggregating $23,175, which bear interest at a weighted average rate of 5.54%.

         During the third quarter of 2005, LAC sold one property for an aggregate sales price of $23,496 resulting in a net gain of $5,219. The Company also defeased a loan associated with this property and recorded a debt satisfaction charge of $1,953.

         During the second quarter of 2005, LION made two real estate acquisitions for an aggregate capitalized cost of $55,477. These acquisitions were funded through non-recourse mortgages aggregating $32,700, which bear interest at a weighted average rate of 5.05%.

         During the second quarter of 2005, TNI made three real estate acquisitions for an aggregate capitalized cost of $126,781. These acquisitions were funded through non-recourse mortgages aggregating $83,327, which bear interest at a weighted average rate of 5.17%.

         During the second quarter of 2005, LAC II made one real estate acquisition for an aggregate capitalized cost of $121,075. The acquisition was funded through a non-recourse mortgage of $80,182 which bears interest at 5.33%.

         During the second quarter of 2005, the Company sold, at cost, a 60% tenancy in common interest in one of the properties acquired during the second quarter of 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt.

         During the first quarter of 2005, LAC II obtained two non-recourse mortgages aggregating $45,800 and bearing interest at a weighted average rate of 5.05%. Also, during the first quarter of 2005, LAC II repaid $45,800 in advances made by the Company.

         The following is a summary of the combined balance sheet data as of September 30, 2005 and income statement data for the nine months ended September 30, 2005 and 2004 for the Company's non-consolidated entities described in the first paragraph of this note:

                                               2005
                                               ----
                    Real estate, net          $ 1,302,412
                    Intangibles, net          $   143,192
                    Mortgages payable         $   920,848

                                               2005             2004
                                               ----             ----
                    Revenues                  $   104,555      $   56,938
                    Expenses                      (93,656)        (41,870)
                    Debt satisfaction              (1,953)              -
                    Gain on sale                    5,219               -
                                             -------------   -------------
                    Net income                $    14,165      $   15,068
                                             =============   =============

         The Company earns advisory fees from the non-consolidated entities. During the three and nine month periods ended September 30, 2005 and 2004 the total advisory fees earned from these entities was $976, $4,129, $1,429 and $3,117, respectively.

(7)      Mortgages and Notes Payable
         ---------------------------

         During third quarter of 2005, the Company obtained an aggregate of $82,400 in non-recourse notes, with an aggregate weighted average interest rate of 5.05%. Of this amount, $5,600 is being held in escrow by the lender until the completion of construction expansions at two of the properties.

         During the second quarter of 2005, the Company obtained an aggregate of $418,845 in non-recourse notes, with an aggregate weighted average interest rate of 5.18%. The Company satisfied a mortgage note with a principal balance of $20,760 for $15,500 and wrote off of $173 in unamortized deferred loan costs.

         During the second quarter of 2005, the Company's replaced its original $100,000 credit facility with a new $200,000 unsecured credit facility which bears interest at a rate of LIBOR plus 120-170 basis points depending on the leverage (as defined) of the Company. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of September 30, 2005, the Company was in compliance with all covenants, no borrowings were outstanding on the facility, $198,770 was available to be borrowed and $1,230 in letters of credit were outstanding. The Company wrote off the unamortized deferred loan costs of $455 associated with the $100,000 credit facility.

(8)      Concentration of Risk
         ---------------------

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three and nine months ended September 30, 2005 and 2004, no single tenant represented greater than 10% of rental revenues.

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

         As of September 30, 2005, there were 5,371,163 operating partnership units outstanding. All operating partnership units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No operating partnership units have a liquidation preference.

(10)     Shareholders' Equity
         --------------------

         During the third quarter of 2005, the Company sold 2.5 million common shares, raising net proceeds of $60,723.

         During the first quarter of 2005, the Company issued 400,000 preferred shares raising net proceeds of $19,463. In addition, the Company issued 492,402 and 411,177 common shares under its dividend reinvestment plan raising net proceeds of $10,509 and $7,641 for the nine months ended September 30, 2005 and 2004, respectively.

(11)     Commitments and Contingencies
         -----------------------------

         The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $8,936 as of September 30, 2005.

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

         As of September 30, 2005, the Company entered into a letter of intent to purchase, upon completion of construction and commencement of rent from a tenant, a property for an estimated obligation of $14,775.

(12)     Supplemental Disclosure of Statement of Cash Flow Information
         -------------------------------------------------------------

         During  2005  and  2004,   the  Company   paid   $44,540  and  $32,585,
         respectively, for interest and $1,659 and $2,957, respectively, for income taxes.

         During the third quarter of 2005, the Company provided $11,050 in secured financing related to the sale of a property.

         During the nine months ended September 30, 2005 the Company assumed $3,056 in obligations relating to acquisitions of properties.

         During the second quarter of 2005, the Company sold, at cost which approximates fair market value, a 60% tenancy in common interest in one of the properties acquired during the second quarter of 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt and retained an interest of $2,641.

         During 2005 and 2004, the Company issued 276,608 and 201,029 non-vested common shares, respectively, to certain employees resulting in $6,253 and $4,066 of deferred compensation, respectively. These common shares generally vest over five years.

         During 2005 and 2004, holders of an aggregate of 33,864 and 101,596 operating partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and a corresponding decrease in minority interest of $398 and $1,318 in 2005 and 2004, respectively.

(13)     Subsequent Events
         -----------------

         In October 2005, LION entered into a contract to sell undeveloped land adjacent to a property for $2,490.

         In October 2005, the Company entered into contracts to acquire two properties, that are currently being constructed, for an aggregate of $36,811.

         In October 2005, the Company contributed four properties (three of which are subject to mortgages) to LSAC in exchange for 3,319,600 common shares of LSAC. In addition, LSAC sold 6,738,000 common shares, at $10.00 per common share, generating gross proceeds of $67,380. Due to the Company's ownership percentage (approximately 32% of the fully diluted outstanding shares) in LSAC, LSAC will be accounted for under the equity method. LRA earns an advisory fee, including a promoted interest, for its management of LSAC. Certain executive officers of the Company are entitled to 40% of all promoted interest earned by LRA. Also, certain officers purchased 220,000 common shares of LSAC at its formation for $110 and an additional 100,000 common shares in the offering for $1,000. In addition, LSAC obtained a $10,100 non-recourse mortgage note, secured by one property, which bears interest at 5.46% and matures in 2020.

         In November 2005, the Company acquired a property for $32,000. This property was then sold to LAC II, at cost. The Company provided $20,800 as a demand mortgage note related to the sale of this property. The demand mortgage note bears interest at 5.27% and matures in December 2005.

         In November 2005, LION obtained a $22,080 non-recourse mortgage with an interest rate of 5.58%, which matures in 2019.

         In November 2005, the Company issued 352,244 operating partnership units for approximately $7,714. The Company used approximately $3,500 of these proceeds to purchase a property.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2005 and 2004, and significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Historical results may not be indicative of future performance.

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "estimates," "projects" or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs, (v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, and (viii) increases in operating costs. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

General
-------

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, acquires, owns and manages net leased commercial properties. The Company believes that it has operated as a REIT since October 1993.

As of September 30, 2005, the Company owned, or had interests in, 187 real estate properties and managed two additional properties.

Critical Accounting Policies
----------------------------

The Company's accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are both very important to the portrayal of the Company's financial condition and results of operations and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management's future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Rentals provided during renewal option periods where with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option.

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, as amended ("SFAS 66"). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of September 30, 2005 and December 31, 2004, the Company did not record an allowance for doubtful accounts.

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

Tax Status. The Company and its certain subsidiaries file a consolidated federal income tax return. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for Federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Internal Revenue Code, as amended (the "Code").

The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. LRA, LCI and LSAC are taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

Properties Held For Sale. The Company accounts for properties held for sale in accordance with Statement of SFAS No. 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS No. 144 are accounted for as operating properties.

Basis of Consolidation. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"). If not, and the Company controls the entity's voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of September 30, 2005, the Company's real estate assets were located in 38 states and contained an aggregate of approximately 40.2 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Of the Company's 187 properties, 14 provide for operating expense stops, one is subject to a modified gross lease and three are not leased. Approximately 97.7% of the total square feet is subject to a lease.

During the nine months ended September 30, 2005, the Company purchased 38 properties (including through non-consolidated entities) for a capitalized cost of $1.0 billion (including $395.6 million for non-consolidated entities) and sold four properties to third parties resulting in a net gain of $6.7 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2005, the leases on the consolidated properties generated $133.3 million in gross rental revenue compared to $99.9 million during the same period in 2004.

On November 1, 2004, the tenant in the Company's Dallas, Texas property, filed for Chapter 11 bankruptcy and rejected the lease. Accordingly, in addition to losing base rental revenue, the Company is responsible for operating expenses until a replacement tenant can be found. The Company also has two other vacant properties located in Phoenix, Arizona and Mansfield, Ohio.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.36 per share to common shareholders of record as of October 31, 2005, payable on November 15, 2005. The Company's annualized common dividend rate is currently $1.44 per share. The Company also declared a preferred dividend on its Series C preferred shares of $0.8125 per share to preferred shareholders of record as of October 31, 2005, payable on November 15, 2005. The annual preferred dividend rate on the Series C shares is $3.25 per share. The Company also declared a preferred dividend on its Series B preferred shares of $0.503125 per share to preferred shareholders of record as of October 31, 2005, payable on November 15, 2005. The annual preferred dividend rate on the Series B shares is $2.0125 per share.

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

Cash dividends paid to common shareholders increased to $35.3 million for the nine months ended September 30, 2005 compared to $31.2 million for the nine months ended September 30, 2004.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuances of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $84.7 million and $70.0 million for the nine months ended September 30, 2005 and 2004, respectively.

Net cash used in investing activities totaled $648.7 million and $106.2 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in investing activities was primarily attributable to the acquisition of real estate and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties and the collection of notes receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $478.1 million and $126.4 million for the nine months ended September 30, 2005 and 2004, respectively. Cash used in financing activities was primarily attributable to repayments under the Company's credit facility, dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners, debt service payments and deferred financing costs. Cash provided by financing activities relates primarily to proceeds from equity offerings and debt financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. The table set forth below provides certain information with respect to such operating partnership interests as of September 30, 2005, based on the current $1.44 annual dividend.

                                                                                   Current           Total Current
                                                                                Annualized Per        Annualized
                                            Total Number        Affiliate            Unit            Distribution
                    Redemption Date           of Units            Units          Distribution            ($000)
                    ---------------           --------            -----          ------------            ------
              At any time                        3,479,572        1,404,015           $    1.44           $    5,011
              At any time                        1,199,652           65,874                1.08                1,296
              At any time                          108,724           52,144                1.12                  122
              January 2006                         171,168              416                   -                    -
              January 2006                         231,763          120,662                1.44                  334
              February 2006                         28,230            1,743                   -                    -
              May 2006                               9,368                -                0.29                    3
              May 2006                              97,828           27,212                1.44                  141
              November 2006                         44,858           44,858                1.44                   65
                                           ----------------    -------------    ----------------    -----------------
                                                 5,371,163        1,716,924           $    1.30           $    6,972
                                           ================    =============    ================    =================

Affiliate units are held by two executive officers of the Company and are included in the total number of units.

Share Repurchase Program
------------------------

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. As of September 30, 2005, 1.4 million common shares/operating partnership units have been repurchased.

Financing
---------

Revolving Credit Facility. The Company's $200 million unsecured credit facility bears interest at a rate of LIBOR plus 120-170 basis points depending on the leverage (as defined) of the Company and matures in June 2008. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of September 30, 2005, the Company was in compliance with all covenants, no borrowings were outstanding on the facility, $198.8 million was available to be borrowed and $1.2 million in letters of credit were outstanding. The new credit facility replaced an existing credit facility of $100 million. During the second quarter of 2005, the Company wrote off the unamortized deferred loan costs of $0.5 million associated with the $100 million credit facility.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of September 30, 2005, a total of 101 of the Company's 131 consolidated properties were subject to outstanding mortgages, which had an aggregate principal amount of $1.2 billion. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 5.25%. The estimated scheduled principal amortization payments for the remainder of 2005 and for 2006, 2007, 2008 and 2009 are $5.8 million, $28.8 million, $36.3 million, $31.1 million and $32.2 million, respectively. As of September 30, 2005, the estimated scheduled balloon payments for the remainder of 2005 and for 2006, 2007, 2008 and 2009 are $0, $11.9 million, $0, $65.6 million and $47.7 million, respectively.

Lease Obligations. Since the Company's tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For 15 properties, the Company does have a level of property operating expense responsibility. The Company generally funds property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of September 30, 2005, the Company had three properties that were not leased.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is $1.3 million.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the credit facility. As of September 30, 2005, the Company has entered into a letter of intent to purchase upon completion of construction and commencement of rent from the tenant, a property for an aggregate estimated obligation of $14.8 million.

Results of Operations
---------------------

Three months ended September 30, 2005 compared with September 30, 2004
----------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues for the three months ended September 30, 2005 of $18.4 million, $15.9 million is attributable to rental revenue, which resulted primarily from (i) properties purchased in 2004 and owned during 2005 ($3.4 million), (ii) properties purchased and expanded in 2005 ($14.6 million), offset by (iii) an increase in vacancy ($1.0 million), (iv) an increase in properties transferred to non-consolidated entities ($1.1 million) and (v) rental reductions due to lease extensions ($0.3 million). Advisory fees (comprised of acquisition, debt placement and asset management fees) decreased $0.5 million due to a decrease in assets purchased by non-consolidated entities, and related debt placement completed during the three months ended September 30, 2005. Tenant reimbursements increased $2.9 million due to an increase in properties in which the Company has operating expense responsibilities offset by an increase in vacancy. The increase in interest and amortization expense of $6.3 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $9.7 million is due primarily to the increase in real estate and intangibles due to property acquisitions. The increase in property operating expenses of $5.0 million is due primarily to the Company acquiring properties in which it has property level operating expense responsibility and an increase in vacancy. Non-operating income decreased by $1.5 million primarily due to reduced reimbursements of expenses incurred associated with properties that were owned by the Company and sold to a joint venture and reduced interest income. The reduction in income tax provision of $0.5 million relates primarily to the reduced earnings of the taxable REIT subsidiaries. Equity in earnings of non-consolidated entities increased $0.5 million due to an increase in net income of non-consolidated entities (see below). Net income decreased in 2005 primarily due to the net impact of items discussed above offset by an increase of $1.2 million in income from discontinued operations comprised of an increase in gains on sales of properties $1.6 million and a decrease in impairment charges of $0.4 million offset by a decrease of income from discontinued operations of $0.8 million.

Equity in earning of non-consolidated entities increased by $0.5 million as described as follows. The Company's non-consolidated entities had aggregate net income of $6.2 million for the three months ended September 30, 2005 compared to $5.3 million in the comparable period in 2004. The increase in net income is primarily attributable to (i) an increase in rental revenue and tenant reimbursements of $16.5 million in 2005 due to properties purchased in 2004 and held in 2005 as well as properties purchased in 2005 and (ii) a gain on the sale of a property of $5.2 million, offset by (i) an increase in depreciation expense of $9.8 million in 2005 due to ownership of more depreciable assets, (ii) an increase in interest expense of $6.5 million in 2005 due to partially funding acquisitions with the use of non-recourse mortgage debt, (iii) an increase in property operating expenses of $2.3 million due to an increase in the number of properties owned and (iv) a debt satisfaction charge of $2.0 million.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates on variable debt ($12.3 million as of September 30, 2005 at an interest rate of 7.7%) and tenant monetary defaults.

Nine months ended September 30, 2005 compared with September 30, 2004
---------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2005 of $37.6 million, $33.4 million is attributable to rental revenue which resulted primarily from (i) properties purchased in 2004 and owned during 2005 ($18.6 million), (ii) properties purchased and expanded in 2005 ($24.1 million), offset by (iii) an increase in vacancy ($3.1 million),
(iv) properties transferred to non-consolidated entities ($5.7 million) and (v) rental reductions due to lease extensions ($0.5 million). Advisory fees (comprised of acquisition, debt placement and asset management fees) increased $1.0 million due to an increase in assets purchased by non-consolidated entities and related debt placement completed during the nine months ended September 30, 2005. Tenant reimbursements increased $3.2 million due to an increase in properties in which the Company has operating expense responsibilities offset by an increase in vacancy. The increase in interest and amortization expense of $13.7 million is due to the growth of the Company's portfolio and has been partially offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $22.9 million is due primarily to the increase in real estate and intangibles due to property acquisitions. The

Company's general and administrative expenses increased by $3.2 million due primarily to increased personnel costs, including employee benefits ($1.3 million), professional fees ($0.7 million), terminated deal costs ($0.3 million) and technology costs ($0.3 million). The increase in property operating expenses of $8.3 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy. Debt satisfaction gains, net of $4.6 million, relates to the satisfaction of a mortgage note that resulted in a gain offset by the write-off of unamortized deferred financing costs. The provision for income taxes decreased $1.9 million predominantly due to a reduction in the earnings from real estate investments held by the Company's taxable REIT subsidiaries. Equity in earnings of non-consolidated entities decreased $0.3 million due to the expensing of a fee paid by the Company and a decrease of net income of non-consolidated entities (see below). Net income decreased in 2005 primarily due to the net impact of items discussed above, offset by an increase of $2.6 million in income from discontinued operations comprised of an increase of $2.6 million in gains on sale of properties and a decrease in impairment charges of $2.0 million offset by a decrease of income from discontinued operations of $2.0 million.

Equity in earnings of non-consolidated entities decreased by $0.3 million. The Company's non-consolidated entities had aggregate net income of $14.2 million for the nine months ended September 30, 2005 compared to $15.1 million in the comparable period in 2004. The decrease in net income is primarily attributable to (i) an increase in depreciation expense of $26.3 million in 2005 due to ownership of more depreciable assets, (ii) an increase in interest expense of $18.9 million in 2005 due to partially funding acquisitions with the use of non-recourse mortgage debt, (iii) an increase in property operating expenses of $6.1 million due to an increase in the number of properties owned, (iv) a debt satisfaction charge of $2.0 million and (v) an increase in non-reimbursable operating expenses of $0.3 million. These expenses were partially offset by an increase (i) in rental revenue and tenant reimbursements of $47.6 million in 2005 attributable to the acquisition of properties in 2004 and 2005 and (ii) a gain on the sale of a property of $5.2 million.

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

The following table reconciles net income allocable to common shareholders to the Company's FFO for the nine months ended September 30, 2005 and 2004 ($000's):

                                                                                   2005                  2004
                                                                            ------------------     ---------------
               Net income allocable to common shareholders                       $     22,119          $   32,988
               Adjustments:
                    Depreciation and amortization                                      50,251              27,874
                    Minority interest's share of net income                             3,055               2,880
                    Amortization of leasing commissions                                   395                 549
                    Gains on sale of properties                                        (6,656)             (4,065)
                    Joint venture adjustment - depreciation                            12,374               4,902
                    Joint venture adjustment - gain on sale of properties              (1,740)                  -
                    Preferred share dividend - Series C                                 7,556                   -
                                                                            ------------------     ---------------
                        Funds From Operations                                    $     87,354          $   65,128
                                                                            ==================     ===============

               Cash flows from operating activities                              $     84,732          $   70,024
               Cash flows from investing activities                              $   (648,664)         $ (106,189)
               Cash flows from financing activities                              $    478,090          $  126,365

Off-Balance Sheet Arrangements
------------------------------


Non-Consolidated Real Estate Entities. As of September 30, 2005, the Company has investments in various real estate entities with varying structures. These investments include the Company's 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/LION Venture L.P.; its 30% non-controlling interest in Triple Net

Investment Company LLC; its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership and through Lexington Oklahoma City, LP its 40% non-controlling tenancy in common interest in a real property. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lender's sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.


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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of September 30, 2005 and 2004, the Company's variable rate indebtedness was $12,305 and $14,142, respectively, which represented 1.0% and 2.0% of total long-term indebtedness, respectively. During the three and nine months ended September 30, 2005 and 2004, this variable rate indebtedness had a weighted average interest rate of 5.8% and 5.9% and 5.0% and 3.5%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $65 and $137 for the three and nine months ended September 30, 2005 and $37 and $255 for the three and nine months ended September 30, 2004. As of September 30, 2005 and 2004 the Company's fixed rate debt including discontinued operations, was $1,199,557 and $711,703, respectively, which represented 99.0% and 98.0%, respectively, of total long-term indebtness. The weighted average interest rate as of September 30, 2005 of fixed rate debt was 5.2%, which approximates the fixed interest rate incurred by the Company during 2005. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $2,881 and $7,351 for the three and nine months ended September 30, 2005 and by $1,791 and $4,810 for the three and nine months ended September 30, 2004.


                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

(a) Disclosure Controls and Procedures. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures (1) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act is timely recorded, processed, summarized and reported and (2) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
-----------------------------------------

(b) Internal Control Over Financial Reporting. There have not been any significant changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION


ITEM 1.           Legal Proceedings

                  From time to time, the Company and/or its subsidiaries are involved in legal proceedings arising in the ordinary course of its business. In management's opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on the Company's ownership, financial condition, management or operation of its properties.

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


                                          Lexington Corporate Properties Trust




Date: November 9, 2005                    By:  /s/ T. Wilson Eglin
                                             -----------------------------------
                                              T. Wilson Eglin
                                              Chief Executive Officer, President
                                              and Chief Operating Officer





Date: November 9, 2005                    By: /s/ Patrick Carroll
                                             -----------------------------------
                                              Patrick Carroll
                                              Chief Financial Officer, Executive
                                              Vice President and Treasurer