Form 10-Q/A
period 2005-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2005-11-15
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 51,978,259 common shares, par value $.0001 per share on November 10, 2005.

Explanatory Note
----------------

This Amendment No. 1 on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the "SEC") on November 9, 2005, and is being filed to correct the following: (1) the amount of interest paid by the Company in 2005 under Note 12 Supplemental Disclosure of Statement of Cash Flow Information because the mathematical calculation used to derive that number was not correct, and (2) the amount of cash dividends paid to the common shareholders for the nine months ended September 30, 2005 and 2004 under Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading "Liquidity and Capital Resources - Dividends" because of two typographical errors. The amount for interest paid by the Company in 2005 should be revised to $49,882 from $44,540. The cash dividends paid to common shareholders for the nine months ended September 30, 2005 should be revised to $53.9 million from $35.3 million, and the comparative figure for the nine months ended September 30, 2004 should be revised to $48.1 million from $31.2 million. Item 1 Financial Statements and Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations of Part I of the Quarterly Report as revised are restated in their entirety.


                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2005 (Unaudited) and December 31, 2004
                 (in thousands, except share and per share data)

                                                                        September 30,      December 31,
                                                                             2005              2004
                                                                        ---------------   ---------------
   Assets:

   Real estate, at cost                                                  $   1,932,746     $   1,407,872
   Less: accumulated depreciation and amortization                             225,225           180,610
                                                                        ---------------   ---------------
                                                                             1,707,521         1,227,262
   Properties held for sale - discontinued operations                           48,222            13,216
   Cash and cash equivalents                                                    61,115           146,957
   Investment in non-consolidated entities                                     168,159           132,738
   Deferred expenses, net                                                       13,209             7,860
   Notes receivable from affiliate                                                   -            45,800
   Rent receivable - current                                                     2,717             4,123
   Rent receivable - deferred                                                   25,688            23,923
   Intangible assets, net                                                      137,101            54,736
   Notes receivable                                                             11,050                 -
   Other assets, net                                                            38,819            40,471
                                                                        ---------------   ---------------
                                                                         $   2,213,601     $   1,697,086
                                                                        ===============   ===============
   Liabilities and Shareholders' Equity:

   Mortgages and notes payable                                           $   1,186,907      $    765,144
   Liabilities - discontinued operations                                        26,748             1,688
   Accounts payable and other liabilities                                       13,030            12,406
   Accrued interest payable                                                      3,137             5,808
   Deferred revenue                                                              5,811             4,173
   Prepaid rent                                                                 10,015             3,818
                                                                        ---------------   ---------------
                                                                             1,245,648           793,037
   Minority interests                                                           56,401            56,759
                                                                        ---------------   ---------------
                                                                             1,302,049           849,796
                                                                        ---------------   ---------------
   Commitments and contingencies (note 11)

   Shareholders' equity:
   Preferred  shares,  par value $0.0001 per share; authorized
        10,000,000 shares,Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and
        outstanding                                                             76,315            76,315
        Series C Cumulative Convertible Preferred, liquidation
        preference $155,000 and $135,000 in 2005 and 2004, respectively,
        3,100,000 and 2,700,000 shares issued and outstanding in 2005
        and 2004, respectively                                                 150,588           131,126
   Common shares, par value $0.0001 per share; authorized 160,000,000 and 80,000,000 shares in 2005 and 2004, respectively,
        51,974,639, and 48,621,273 shares issued and outstanding in
        2005 and 2004, respectively                                                  5                 5
   Additional paid-in-capital                                                  845,341           766,882
   Deferred compensation, net                                                  (12,505)           (8,692)
   Accumulated distributions in excess of net income                          (148,192)         (118,346)
                                                                        ---------------   ---------------
        Total shareholders' equity                                             911,552           847,290
                                                                        ---------------   ---------------
                                                                         $   2,213,601     $   1,697,086
                                                                        ===============   ===============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

             Three and nine months ended September 30, 2005 and 2004

          (Unaudited and in thousands, except share and per share data)

                                                     Three Months ended              Nine Months ended
                                                        September 30,                  September 30,
                                                     2005           2004            2005           2004
                                                 -----------    ------------    ------------   ------------
Gross revenues:
   Rental                                        $  51,023      $   35,066      $  133,309     $   99,925
   Advisory fees                                       995           1,448           4,186          3,174
   Tenant reimbursements                             4,213           1,293           7,207          3,958
                                                 -----------    ------------    ------------   ------------
      Total gross revenues                          56,231          37,807         144,702        107,057

Expense applicable to revenues:
   Depreciation and amortization                   (20,600)        (10,909)        (50,322)       (27,411)
   Property operating                               (7,929)         (2,906)        (15,978)        (7,704)
General and administrative                          (4,164)         (3,987)        (13,175)        (9,997)
Non-operating income                                   337           1,807           1,189          2,563
Interest and amortization expense                  (18,597)        (12,344)        (47,264)       (33,550)
Debt satisfaction gains, net                             -               -           4,632              -
                                                 -----------    ------------    ------------   ------------

Income before benefit (provision) for income taxes,
   minority interests, equity in earnings of
   non-consolidated entities and discontinued
   operations                                        5,278           9,468          23,784         30,958
Benefit (provision) for income taxes                   111            (350)             44         (1,817)
Minority interests                                    (791)           (673)         (3,002)        (2,740)
Equity in earnings of non-consolidated entities      2,328           1,862           5,087          5,383
                                                 -----------    ------------    ------------   ------------
Income from continuing operations                    6,926          10,307          25,913         31,784
                                                 -----------    ------------    ------------   ------------
Discontinued operations, net of minority interest:
   Income from discontinued operations                 656           1,418           2,676          4,684
   Impairment charges                                 (207)          (562)            (800)        (2,775)
   Gains on sales of properties                      1,595               -           6,656          4,065
                                                 -----------    ------------    ------------   ------------
   Total discontinued operations                     2,044             856           8,532          5,974
                                                 -----------    ------------    ------------   ------------
Net income                                           8,970          11,163          34,445         37,758
Dividends attributable to preferred shares -
Series B                                            (1,590)         (1,590)         (4,770)        (4,770)
Dividends attributable to preferred shares -
Series C                                            (2,519)              -          (7,556)              -
                                                 -----------    ------------    ------------   ------------
Net income allocable to common shareholders      $   4,861      $    9,573      $   22,119     $   32,988
                                                 ===========    ============    ============   ============

Income per common share-basic:
   Income from continuing operations             $    0.06      $     0.18       $    0.28      $    0.59
   Income from discontinued operations           $    0.04      $     0.02       $    0.17      $    0.13
                                                 -----------    ------------    ------------   ------------
   Net income                                    $    0.10      $     0.20       $    0.45      $    0.72
                                                 ===========    ============    ============   ============

   Weighted average common shares
   outstanding-basic                             50,837,178     47,901,818      49,269,497     46,033,992
                                                 ===========    ============    ============   ============

Income per common share-diluted:
   Income from continuing operations             $    0.04      $     0.17       $    0.26      $    0.58
   Income from discontinued operations           $    0.04      $     0.02       $    0.15      $    0.13
                                                 -----------    ------------    ------------   ------------
   Net income                                    $    0.08      $     0.19       $    0.41      $    0.71
                                                 ===========    ============    ============   ============

   Weighted average common shares
   outstanding-diluted                           57,764,659     53,349,746      56,197,314     51,521,655
                                                 ===========    ============    ============   ============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2005 and 2004

                          (Unaudited and in thousands)

                                                                        2005                  2004
                                                                  ------------------    -----------------
   Net cash provided by operating activities                          $      84,732        $      70,024
                                                                  ------------------    -----------------

   Cash flows from investing activities:
        Investment in convertible mortgage note                                   -             (19,800)
        Investment in real estate properties, including
          intangibles                                                     (700,921)            (137,758)
        Collection of notes receivable from affiliate                        45,800                    -
        Net proceeds from sale/transfer of properties                        42,130               90,220
        Net sale proceeds/distributions - non-consolidated
          entity                                                              3,541                    -
        Collection of note receivable - non-affiliate                         3,488                    -
        Real estate deposits, net                                             1,449                1,325
        Investment in and advances to non-consolidated
          entities, net                                                    (38,990)             (53,586)
        Distribution of loan proceeds from non-consolidated
          entities                                                                -               15,629
        Increase in leasing costs                                           (2,727)                (197)
        Increase in escrow deposits                                         (2,434)              (2,022)
                                                                  ------------------    -----------------
             Net cash used in investing activities                        (648,664)            (106,189)
                                                                  ------------------    -----------------

   Cash flows from financing activities:
        Dividends to common and preferred shareholders                     (64,291)             (52,891)
        Principal payments on debt, excluding normal
          amortization                                                     (16,844)              (1,264)
        Dividend reinvestment plan proceeds                                  10,509                7,641
        Change in credit facility borrowings, net                                 -             (94,000)
        Principal amortization payments                                    (19,012)             (13,980)
        Debt deposits                                                           852                (972)
        Proceeds of mortgages and notes payable                             495,645              145,240
        Contribution from minority partner                                    1,692                    -
        Increase in deferred costs, net                                     (5,682)                (688)
        Cash distributions to minority partners                             (5,251)              (7,271)
        Proceeds from the sale of common and preferred shares,
          net                                                                80,554              144,579
        Origination fee amortization payments                                     -                 (29)
        Common shares/partnership units repurchased                            (82)                    -
                                                                  ------------------    -----------------
             Net cash provided by financing activities                      478,090              126,365
                                                                  ------------------    -----------------

   Change in cash and cash equivalents                                     (85,842)               90,200
   Cash and cash equivalents, at beginning of period                        146,957               15,923
                                                                  ------------------    -----------------
        Cash and cash equivalents, at end of period                   $      61,115        $     106,123
                                                                  ==================    =================


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

(2)     Summary of Significant Accounting Policies
        ------------------------------------------

        Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), Lexington Contributions, Inc. ("LCI"), Six Penn Center L.P and Lexington Strategic Asset Corp. ("LSAC"). LRA, LCI and LSAC are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II, Net 3 and Six Penn Center L.P. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"). If not, and the Company controls the entity's voting shares and similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.

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

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements--An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement is not expected to have a material impact on the Company's financial position or results of operations.

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

        Impairment of Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended ("SFAS 144") has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

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

        Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding share option awards in each period:

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                         2005           2004          2005           2004
                                                         ----           ----          ----           ----
        Net income allocable to common shareholders,
         as reported                                   $   4,861       $  9,573      $ 22,119      $  32,988
           Add: Stock based employee compensation
           expense included in reported net income             -              -             -              -
           Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards              1             64             5            191
                                                      -----------    -----------   -----------    -----------
        Pro forma net income - basic                   $   4,860       $  9,509      $ 22,114      $  32,797
                                                      ===========    ===========   ===========    ===========

        Net income per share - basic
           Basic - as reported                         $    0.10       $   0.20      $   0.45       $   0.72
                                                      ===========    ===========   ===========    ===========
           Basic - pro forma                           $    0.10       $   0.20      $   0.45       $   0.71
                                                      ===========    ===========   ===========    ===========

        Net income allocable to common shareholders
          for diluted earnings per share               $   4,813       $ 10,345      $ 22,814      $  36,559
           Add: Stock based employee compensation
           expense included in reported net income             -              -             -              -
           Deduct: Total stock based employee
           compensation expense determined under
           fair value based method for all awards              1             64             5            191
                                                      -----------    -----------   -----------    -----------
        Pro forma net income - diluted                 $   4,812       $ 10,281      $ 22,809      $  36,368
                                                      ===========    ===========   ===========    ===========

        Net income per share - diluted
           Diluted - as reported                       $    0.08       $   0.19      $   0.41       $   0.71
                                                      ===========    ===========   ===========    ===========
           Diluted - pro forma                         $    0.08       $   0.19      $   0.41       $   0.71
                                                      ===========    ===========   ===========    ===========

Reclassification. Certain amounts included in 2004 financial statements have been reclassified to conform with the 2005 presentation.

(3)     Earnings per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2005 and 2004:

                                                           Three Months ended          Nine Months ended
                                                             September 30,               September 30,
                                                          2005           2004          2005          2004
                                                        ----------    -----------   -----------    ----------
        BASIC

        Income from continuing operations
                                                        $   6,926     $   10,307     $  25,913     $  31,784
        Less: preferred dividends                         (4,109)        (1,590)      (12,326)       (4,770)
                                                        ----------    -----------   -----------    ----------
        Income allocable to common shareholders from        2,817          8,717        13,587        27,014
        continuing operations
        Total income from discontinued operations           2,044            856         8,532         5,974
                                                        ----------    -----------   -----------    ----------
        Net income allocable to common shareholders     $   4,861     $    9,573     $  22,119     $  32,988
                                                        ==========    ===========   ===========    ==========

        Weighted average number of common shares
        outstanding                                     50,837,178    47,901,818    49,269,497     46,033,992
                                                        ==========    ===========   ===========    ==========
        Income per common share - basic:
        Income from continuing operations               $    0.06     $     0.18     $    0.28     $    0.59
        Income from discontinued operations
                                                             0.04           0.02          0.17          0.13
                                                        ----------    -----------   -----------    ----------
        Net income                                      $    0.10     $     0.20     $    0.45     $    0.72
                                                        ==========    ===========   ===========    ==========

        DILUTED

        Income allocable to common shareholders from
        continuing operations - basic                   $   2,817     $    8,717     $  13,587     $  27,014
        Adjustments:
            Incremental (loss) income attributed to
              assumed conversion of dilutive
              securities                                     (48)            673           695         2,740
                                                        ----------    -----------   -----------    ----------
        Income allocable to common shareholders from        2,769          9,390        14,282        29,754
        continuing operations - diluted
        Total income from discontinued operations -
        diluted                                             2,044            955         8,532         6,805
                                                        ----------    -----------   -----------    ----------
        Net income allocable to common shareholders -   $   4,813       $ 10,345      $ 22,814      $ 36,559
                                                        ==========    ===========   ===========    ==========

        Weighted average number of common shares used
        in  calculation of basic earnings per share     50,837,178    47,901,818    49,269,497     46,033,992
        Add incremental shares representing:
            Shares issuable upon exercise of employee
            share options                                   78,046       118,533        78,382        129,695
            Shares issuable upon conversion of
              dilutive interests                         6,849,435     5,329,395     6,849,435      5,357,968
                                                        ----------    -----------   -----------    ----------
        Weighted average number of shares used in       57,764,659    53,349,746    56,197,314     51,521,655
        calculation of diluted earnings per common
        share
                                                        ==========    ===========   ===========    ==========
        Income per common share - diluted:
        Income from continuing operations               $    0.04     $     0.17     $    0.26     $    0.58
        Income from discontinued operations
                                                             0.04           0.02          0.15          0.13
                                                        ----------    -----------   -----------    ----------
        Net income                                      $    0.08     $     0.19     $    0.41     $    0.71
                                                        ==========    ===========   ===========    ==========

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

(5)     Discontinued Operations
        --------------------------

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

        During the nine months ended September 30, 2004, the Company sold six properties for aggregate net proceeds of $30,971.

        The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                  Three Months ended           Nine Months ended
                                                    September 30,                 September 30,
                                                  2005          2004          2005          2004
                                               -----------   -----------    ----------   ------------
        Rental revenues                          $  1,263      $  2,071      $  4,319      $   7,053
        Pre-tax  income,  including  gains on
          sale                                   $  2,044      $    856      $  8,532      $   5,974


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

        The following is a summary of the combined balance sheet data as of September 30, 2005 and income statement data for the nine months ended September 30, 2005 and 2004 for the Company's non-consolidated entities described in the first paragraph of this note:

                                         2005
                                         ----
                 Real estate, net      $1,302,412
                 Intangibles, net      $  143,192
                 Mortgages payable     $  920,848

                                         2005             2004
                                         ----             ----
                 Revenues              $  104,555       $   56,938
                 Expenses                (93,656)         (41,870)
                 Debt satisfaction
                 Gain on sale             (1,953)                -
                                            5,219                -
                                     -------------     ------------
                 Net income            $   14,165       $   15,068
                                     =============     ============

        The Company earns advisory fees from the non-consolidated entities. During the three and nine month periods ended September 30, 2005 and 2004 the total advisory fees earned from these entities was $976, $4,129, $1,429 and $3,117, respectively.

(7)     Mortgages and Notes Payable
        ---------------------------

        During the third quarter of 2005, the Company obtained an aggregate of $82,400 in non-recourse notes, with an aggregate weighted average interest rate of 5.05%. Of this amount, $5,600 is being held in escrow by the lender until the completion of construction expansions at two of the properties.

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

(12)    Supplemental Disclosure of Statement of Cash Flow Information
        --------------------------------------------------------------

        During  2005  and  2004,   the  Company   paid   $49,882  and   $32,585,
        respectively, for interest and $1,659 and $2,957, respectively, for income taxes.

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

        In October 2005, the Company contributed four properties (three of which were subject to mortgages) to LSAC in exchange for 3,319,600 common shares of LSAC. In addition, LSAC sold 6,738,000 common shares, at $10.00 per common share, generating gross proceeds of $67,380. Due to the Company's ownership percentage (approximately 32% of the fully diluted outstanding shares) in LSAC, LSAC will be accounted for under the equity method. LRA earns an advisory fee, including a promoted interest, for its management of LSAC. Certain executive officers of the Company are entitled to 40% of all promoted interest earned by LRA. Also, certain officers purchased 220,000 common shares of LSAC at its formation for $110 and an additional 100,000 common shares in the offering for $1,000. In addition, LSAC obtained a $10,100 non-recourse mortgage note, secured by one property, which bears interest at 5.46% and matures in 2020.

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

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2005 and 2004, and significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the unaudited condensed consolidated financial statements and notes included in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Historical results may not be indicative of future performance.

This report, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "estimates," "projects" or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs,
(v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, and (viii) increases in operating costs. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

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

Properties Held For Sale. The Company accounts for properties held for sale in accordance with Statement of SFAS No. 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.

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

Cash dividends paid to common shareholders increased to $53.9 million for the nine months ended September 30, 2005 compared to $48.1 million for the nine months ended September 30, 2004.

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

                                                                                      Total
                                                                    Current          Current
                                      Total                       Annualized       Annualized
                                    Number of       Affiliate      Per Unit        Distribution
               Redemption Date        Units           Units       Distribution        ($000)
               ---------------        -----           -----       ------------        ------
            At any time               3,479,572      1,404,015       $    1.44       $    5,011
            At any time               1,199,652         65,874            1.08            1,296
            At any time                 108,724         52,144            1.12              122
            January 2006                171,168            416               -                -
            January 2006                231,763        120,662            1.44              334
            February 2006                28,230          1,743               -                -
            May 2006                      9,368              -            0.29                3
            May 2006                     97,828         27,212            1.44              141
            November 2006                44,858         44,858            1.44               65
                                   -------------    -----------   -------------    -------------
                                      5,371,163      1,716,924       $    1.30       $    6,972
                                   =============    ===========   =============    =============

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

Equity in earning of non-consolidated entities increased by $0.5 million. The Company's non-consolidated entities had aggregate net income of $6.2 million for the three months ended September 30, 2005 compared to $5.3 million in the comparable period in 2004. The increase in net income is primarily attributable to (i) an increase in rental revenue and tenant reimbursements of $16.5 million in 2005 due to properties purchased in 2004 and held in 2005 as well as properties purchased in 2005 and (ii) a gain on the sale of a property of $5.2 million, offset by (i) an increase in depreciation expense of $9.8 million in 2005 due to ownership of more depreciable assets, (ii) an increase in interest expense of $6.5 million in 2005 due to partially funding acquisitions with the use of non-recourse mortgage debt, (iii) an increase in property operating expenses of $2.3 million due to an increase in the number of properties owned and (iv) a debt satisfaction charge of $2.0 million.

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

The following table reconciles net income allocable to common shareholders to the Company's FFO for the nine months ended September 30, 2005 and 2004 ($000's):

                                                                   2005              2004
                                                               --------------     ------------
            Net income allocable to common shareholders         $     22,119       $   32,988
            Adjustments:
                Depreciation and amortization                         50,251           27,874
                Minority interest's share of net income                3,055            2,880
                Amortization of leasing commissions                      395              549
                Gains on sale of properties                          (6,656)          (4,065)
                Joint venture adjustment - depreciation               12,374            4,902
                Joint  venture  adjustment  - gain on sale of
                  properties                                         (1,740)                -
                Preferred share dividend - Series C                    7,556                -
                                                               --------------     ------------
                    Funds From Operations                       $     87,354       $   65,128
                                                               ==============     ============

            Cash flows from operating activities                $     84,732       $   70,024
            Cash flows from investing activities                $  (648,664)       $(106,189)
            Cash flows from financing activities                $    478,090       $  126,365

Off-Balance Sheet Arrangements


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

                           PART II - OTHER INFORMATION




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


                                            Lexington Corporate Properties Trust




Date: November 15, 2005                     By: /s/ T. Wilson Eglin
                                               ----------------------------
                                            T. Wilson Eglin
                                            Chief Executive Officer,
                                            President and Chief Operating
                                            Officer





Date: November 15, 2005                     By: /s/ Patrick Carroll
                                               ----------------------------
                                            Patrick Carroll
                                            Chief Financial Officer,
                                            Executive Vice President and
                                            Treasurer