Form 10-K
period 2005-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2006-03-14
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                               to
Commission File Number 1-12386
LEXINGTON CORPORATE PROPERTIES TRUST
(Exact name of Registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
One Penn Plaza, Suite 4015
New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code     (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Shares of beneficial interests, par value $0.0001	New York Stock Exchange
8.05% Series B Cumulative Redeemable Preferred Stock,	New York Stock Exchange
par value $0.0001
6.50% Series C Cumulative Convertible Preferred Stock,	New York Stock Exchange
par value $0.0001
Securities registered pursuant to Section 12(g) of the Act:     None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑     No ☐.
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑.
      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑     No ☐ ..
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)     Yes ☐     No ☑.
      The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2005, which was the last business day of the Registrant’s most recently completed second fiscal quarter was $1,108,593,588, based on the closing price of common shares as of that date, which was $24.31 per share.
      Number of common shares outstanding as of March 8, 2006 was 52,848,907.
      Certain information contained in the Definitive Proxy Statement for Registrant’s 2006 Annual Meeting of Shareholders, to be held on May 23, 2006 or the Proxy Statement, is incorporated herein by reference into Part III.

PART I.
Cautionary Statements Concerning Forward-Looking Statements
      This annual report on Form 10-K (this “Annual Report”), together with other statements and information publicly disseminated by Lexington Corporate Properties Trust (the “Company”) contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company’s future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company’s control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs, (v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, and (viii) increases in operating costs. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that the Company’s expectations will be realized.

Item 1.	Business
General
      The Company is a self-managed and self-administered Maryland statutory real estate investment trust that acquires, owns and manages a geographically diverse portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. Net leases are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs. The Company’s predecessor was organized in October 1993 and merged into the Company on December 31, 1997.
      As of December 31, 2005, the Company’s real property portfolio consisted of 189 properties or interests therein located in 39 states, including warehousing, distribution and manufacturing facilities, office buildings and retail properties containing an aggregate 40.2 million net rentable square feet of space. In addition, Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned taxable REIT subsidiary, manages two properties for an unaffiliated third party. The Company’s properties are generally subject to triple net leases. Of the Company’s 189 properties, 16 provide for operating expense stops and one is subject to a modified gross lease. As of December 31, 2005, 98.3% of net rentable square feet were subject to a lease.
      The Company manages its real estate and credit risk through geographic, industry, tenant and lease maturity diversification. For the year ended December 31, 2005, the fifteen largest tenants/guarantors, which occupied 48 properties, represented 37.8% of trailing twelve month base rent, including the Company’s proportionate share of base rent from non-consolidated entities, properties held for sale and properties sold through the respective date of sale. As of December 31, 2004 and 2003, the fifteen largest tenants/guarantors represented 43.5% and 46.1% of trailing twelve month base rent, respectively, including the Company’s proportionate share of base rent from non-consolidated entities, properties held for sale and properties sold through date of sale. In 2005, 2004 and 2003, no tenant/guarantor represented greater than 10% of annual base rent.

Objectives and Strategy
      The Company’s primary objectives are to increase funds from operations, cash available for distribution per share to its shareholders, and net asset value per share. The Company believes that funds from operations enhances an investor’s understanding of its financial condition, results of operations and cash flows. The Company believes that funds from operations is an appropriate, but limited, measure of the performance of an equity REIT. Funds from operations is defined in the April 2002 “White Paper” issued by the National Association of Real Estate Investment Trusts, Inc. as “net income (or loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company includes in the calculation of funds from operations the dilutive effect of the deemed conversion of its outstanding exchangeable notes (in 2001) which were redeemed by the Company in 2001 and the Series C Cumulative Convertible Preferred Shares in 2005 and 2004. Funds from operations should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP. In an effort to achieve the Company’s primary objectives, management focuses on:

•	acquiring portfolios and individual net lease properties from third parties, completing sale/leaseback transactions and acquiring build-to-suit properties;

•	entering into strategic co-investment programs which generate higher equity returns than direct investments due to acquisition, asset management and debt placement fees, a promoted interest and in some cases increased leverage levels;

•	managing assets through lease extensions, revenue enhancing property expansions, opportunistic property sales and redeployment of assets;

•	refinancing existing indebtedness at lower average interest rates and increasing the Company’s access to capital to finance property acquisitions and expansions; and

•	entering into third party advisory contracts to generate advisory fee revenue.
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

      The Company is structured as an umbrella partnership REIT (“UPREIT”), and a substantial portion of its business is conducted through its operating partnerships, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P. and Net 3 Acquisition L.P. The operating partnership structure enables the Company to acquire properties by issuing to a property owner, as a form of consideration in exchange for the property, interests in the Company’s operating partnerships (“OP Units”). Management believes that this structure facilitates the Company’s ability to raise capital and to acquire portfolio and individual properties by enabling the Company to structure transactions which may defer tax gains for a contributor of property. During 2005, the Company issued 352,244 OP Units in exchange for all of the outstanding partnership interests in Westport View Corporate Center L.P., a Delaware limited partnership and the beneficiary of an escrow account with a qualified intermediary holding $7.7 million in remaining cash proceeds from the sale of an investment property.
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
      Competition. Through our predecessor entities the Company has been in the net lease business for over 30 years and has established close relationships with a large number of major corporate tenants and maintains a broad network of contacts including developers, brokers and lenders. In addition, management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with the Company in seeking properties for acquisition and tenants who will lease space in these properties. The Company’s competitors include other REITs, pension funds, private companies and individuals.
Co-Investment Programs
      Lexington Acquiport Company, LLC. In 1999, the Company entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund (“CRF”). The joint venture entity, Lexington Acquiport Company, LLC (“LAC”), was created to acquire high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. The Company and CRF committed to make equity contributions to LAC of up to $50 million and $100 million, respectively. LAC has completed its acquisition program and no more investments will be made unless to complete a tax-free exchange. In addition, LAC financed a portion of acquisition costs through the use of non-recourse mortgages. As of December 31, 2005, LAC owned 10 properties. LAC also has an investment in an $11.0 million participating note which was used to partially fund the purchase of a 327,325 square foot office property in Houston, Texas for $34.8 million. The Company and CRF also purchased a property for $22.7 million directly as partners and therefore, it is not owned by LAC. The purchase price was partially funded through a $19.2 million non-recourse mortgage maturing in 2021.
      LRA has a management agreement with LAC and the separate partnership whereby LRA will perform certain services for a fee relating to the acquisition and management of the investments.
      Lexington Acquiport Company II, LLC. In December 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC (“LAC II”). The Company and CRF have committed to make equity contributions to LAC II of up to $50.0 million and $150.0 million, respectively, to purchase up to $560.0 million in single tenant office and industrial properties net leased to investment and non-investment grade tenants. As of December 31, 2005, $135.1 million has been funded. LRA, in addition to earning acquisition and asset management fees, earns a fee for all mortgage debt directly placed. During 2005, LAC II acquired four properties (two from the Company) for an aggregate capitalized cost of $181.9 million

($52.1 million for properties transferred from the Company at cost). These acquisitions were partially funded by the use of $124.2 million non-recourse mortgages, which bear interest at fixed rates ranging from 5.2% to 5.9% and mature at various dates ranging from 2013 and 2020.
      The Company is required to first offer to LAC II 50% of the Company’s opportunities to acquire office and industrial properties generally requiring a minimum investment of $15.0 million, which are net leased primarily to investment grade tenants for a minimum term of ten years, are available for immediate delivery and satisfy other specified investment criteria. Only if CRF elects not to approve LAC II’s pursuit of an acquisition opportunity may the Company pursue the opportunity directly.
      Lexington/Lion Venture L.P. In October 2003, the Company entered into a joint venture agreement with CLPF-LXP/ Lion Venture GP, LLC (“Clarion”). The joint venture entity Lexington/ Lion Venture L.P. (“LION”), was created to acquire high quality single tenant office, industrial and retail properties net leased to investment and non-investment grade tenants. The Company and Clarion initially committed to make equity contributions to LION of up to $30.0 million and $70.0 million, respectively. In 2004, the Company and Clarion increased their equity commitment by $25.7 million and $60.0 million, respectively. As of December 31, 2005, $187.3 million of the commitments had been funded which completed the equity commitment obligations of each partner. In addition, LION finances a portion of the acquisitions through the use of non-recourse mortgages. During 2005, LION made three acquisitions for an aggregate capitalized cost of $92.4 million, of which $54.8 million was funded through non-recourse mortgages, which bear interest at fixed rates, ranging from 5.0% to 5.6% and mature at various dates ranging from 2012 to 2019.
      LRA has a management agreement with LION whereby LRA will perform certain services for a fee relating to acquisition, financing and management of the LION investments.
      Triple Net Investment Company LLC. In June 2004, the Company entered into a joint venture agreement with the Utah State Retirement Investment Fund (“Utah”). The joint venture entity, Triple Net Investment Company LLC (“TNI”), was created to acquire high quality single tenant office and industrial properties net leased to non-investment grade tenants. The Company and Utah initially committed to fund equity contributions to TNI of $15.0 million and $35.0 million, respectively. In December 2004, the Company and Utah increased their equity commitment by $21.4 million and $50.0 million, respectively. As of December 31, 2005, $83.0 million of the commitments has been funded. In addition, TNI finances a portion of acquisition costs through the use of non-recourse mortgages. During 2005, TNI made three acquisitions for an aggregate capitalized cost of $126.8 million, of which $83.3 million was funded through non-recourse mortgages, which bear interest at fixed rates ranging from 5.1% to 5.2% and mature at various dates ranging in 2012 and 2013.
      LRA has a management agreement with TNI whereby LRA performs certain services for a fee relating to acquisition, financing and management of the TNI investments.
      The Company is required to first offer to Utah all of the Company’s opportunities (other than the opportunities it is required to offer LAC II) to acquire office and industrial properties requiring a minimum investment of $8.0 million to $30.0 million, which are net leased to non-investment grade tenants for a minimum term of at least seven years, are generally available for immediate delivery and satisfy other specified investment criteria. Only if Utah elects and any overlapping co-investment program with a similar exclusively right elects, not to approve the joint venture’s pursuit of an acquisition opportunity may the Company pursue the opportunity directly.
      Lexington Columbia L.L.C. In 1999, the Company also formed a joint venture, Lexington Columbia L.L.C. (“Lex Columbia”), to own a property net leased to Blue Cross Blue Shield of South Carolina, Inc. The Company has a 40% interest in Lex Columbia and LRA entered into a management agreement with Lex Columbia with similar terms as the management agreement with the above mentioned joint venture programs.
      Lexington Florence LLC. In January 2002, the Company sold a 77.3% interest in its Florence, South Carolina property net leased to Washington Mutual Home Loans, Inc., along with the proportionate share of mortgage debt for $4.6 million in proceeds. During 2004, the Company repurchased the entire 77.3% interest it did not own in this property for $6.1 million.
      Oklahoma City, Oklahoma TIC. In 2005, the Company sold, at cost, a 60% tenancy in common interest in its Oklahoma City, Oklahoma property net leased primarily to AT&T Wireless Services Inc., which it acquired during 2005, for $4.0 million in cash and the assumption of $8.8 million in non-recourse mortgage debt.
      Lexington Strategic Asset Corp. In 2005, the Company contributed four properties (three of which were subject to non-recourse mortgages aggregating $21.3 million) to Lexington Strategic Asset Corp. (“LSAC”) in exchange for 3,319,600 shares of common stock of LSAC valued at $10.00 per share. In addition, LSAC sold 6,738,000 shares of common stock, at $10.00 per share, generating net proceeds, after offering costs and expenses, of $61.6 million. Due to the Company’s ownership percentage (approximately 32% of the fully diluted outstanding common shares) in LSAC, the Company’s investment in LSAC is accounted for under the equity method. LRA earns an advisory fee, including a promoted interest, for its management of LSAC. Certain officers of the Company have been granted the right to 40% of all promoted interest earned by LRA. Also, these officers purchased an aggregate of 220,000 shares of common stock of LSAC at its formation for $0.1 million and they purchased an additional 100,000 shares of common stock in the offering for $1.0 million. During 2005, LSAC acquired an additional two properties for an aggregate capitalized cost of $25.0 million. In addition, LSAC obtained a $10.1 million non-recourse mortgage note, secured by one of the properties contributed by the Company, which bears interest at 5.46% and matures in 2020.
      The Company adopted a conflicts policy with respect to the Company and LSAC. Under the conflicts policy the Company is required to first offer to LSAC, subject to the first offer rights of LAC II and TNI, all of the Company’s opportunities to acquire (i) general purpose real estate net leased to unrated or below investment grade credit tenants, (ii) net leased special purpose real estate located in the United States, such as medical buildings, theaters, hotels and auto dealerships, (iii) net leased properties located in the Americas outside of the United States with rent payments denominated in United States dollars which are typically leased to U.S. companies, (iv) specialized facilities in the United States supported by net leases or other contracts where a significant portion of the facility’s value is in equipment or other improvements, such as power generation assets and cell phone towers, and (v) net leased equipment and major capital assets that are integral to the operations of LSAC’s tenants and LSAC’s real estate investments. To the extent that a specific investment opportunity, which is not otherwise subject to a first offer obligation to LAC II or TNI, is determined to be suitable to the Company and LSAC, the investment opportunity will be allocated to LSAC. Where full allocation to LSAC is not reasonably practicable (for example, if LSAC does not have sufficient capital), the Company may allocate a portion of the investment to itself after determining in good faith that such allocation is fair and reasonable. The Company will apply the foregoing allocation procedures between LSAC and any investment funds or programs, companies or vehicles or other entities that the Company controls which have overlapping investment objectives with LSAC.
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
      Extending Lease Maturities. The Company seeks to extend its leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. During 2005, the Company entered into 12 lease extensions for leases scheduled to expire at various dates ranging from 2005 to 2020, for an average 6.0 years and 2 leases (one expiring in 2012 and a second in 2016) for vacant space.

      Revenue Enhancing Property Expansions. The Company undertakes expansions of its properties based on tenant requirements or marketing opportunities. The Company believes that selective property expansions can provide it with attractive rates of return and actively seeks such opportunities.
      Property Sales. Subject to regulatory requirements, the Company sells properties when management believes that the return realized from selling a property will exceed the expected return from continuing to hold such property.
Access to Capital and Refinancing Existing Indebtedness
      Capital Markets. During 2005 and 2004, the Company completed common share offerings of 2.5 million and 6.9 million shares, respectively, raising aggregate net proceeds of $60.7 million and $144.0 million, respectively. During 2005, the Company issued 400,000 cumulative convertible preferred shares, which were subject to an underwriters over-allotment option, at $50 per share and a dividend rate of 6.50%, raising net proceeds of $19.5 million. During 2004, the Company issued 2.7 million cumulative convertible preferred shares at $50 per share and a dividend rate of 6.50%, raising net proceeds of $131.1 million. Currently these 3.1 million preferred shares are convertible into 5.8 million common shares.
      Non-Recourse Mortgage Financing. During 2005, the Company, including its non-consolidated entities, obtained $840.3 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 5.2%. The proceeds of the financings were used to partially fund acquisitions.
      During 2004, the Company, including its non-consolidated entities, obtained and/or assumed $699.1 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate (including imputed interest rates) of 5.8%. The proceeds of the financings were used to partially fund acquisitions and repay existing indebtedness.
      As a result of the Company’s financing activities, the weighted average fixed interest rate on the Company’s outstanding indebtedness has been reduced from approximately 6.6% as of December 31, 2004, to approximately 6.0% as of December 31, 2005.
      Credit Facility. During 2005, the Company replaced its $100 million unsecured revolving credit facility with a new $200 million unsecured revolving credit facility which bears interest at a rate of LIBOR plus 120-170 basis points depending on the leverage (as defined) of the Company and matures in June 2008. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of December 31, 2005, the Company was in compliance with all covenants, no borrowings were outstanding on the facility, $198.5 million was available to be borrowed and $1.5 million in letters of credit were outstanding.
      Common Share Repurchases. In September 1998, the Company’s Board of Trustees approved a funding limit for the repurchase of 1.0 million common shares/ OP Units, and authorized any repurchase transactions within that limit. In November 1998, the Company’s Board of Trustees approved an additional 1.0 million common shares/ OP Units for repurchase, thereby increasing the funding limit to 2.0 million common shares/ OP Units available for repurchase. From September 1998 to March 2005, the Company repurchased approximately 1.4 million common shares/ OP Units at an average price of $10.62 per share/OP Unit. In November 2005, the Company’s Board of Trustees increased the remaining amount of common shares/ OP Units eligible for repurchase, so that an aggregate of 2.0 million common shares/ OP Units are available for repurchase under the Company’s share repurchase program. No common share/ OP Unit repurchases have been made under this increased share repurchase program.
Advisory Contracts
      In addition to the contracts discussed above, in August 2000, LRA entered into an advisory and asset management agreement to invest and manage an equity commitment of up to $50.0 million on behalf of a private investment fund. The investment program could, depending on leverage utilized, acquire up to $140.0 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the private investment fund. The investment fund made no purchases in 2005 or 2004.
Other
      Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
      From time to time, in connection with the conduct of the Company’s business, and prior to the acquisition of any property from a third party or as required by the Company’s financing sources, the Company authorizes the preparation of Phase I and, when necessary, Phase II environmental reports with respect to its properties. Based upon such environmental reports and management’s ongoing review of its properties, as of the date of this Annual Report, management is not aware of any environmental condition with respect to any of the Company’s properties which management believes would be reasonably likely to have a material adverse effect on the Company’s financial condition and/or results of operations. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of the Company’s properties, will not expose the Company to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the Company’s tenants, which would adversely affect the Company’s financial condition and/ or results of operations, including funds from operations.
      Employees. As of December 31, 2005, the Company had 52 employees.
      Industry Segments. The Company operates in one industry segment, investment in single tenant, net leased real properties.
      Website. The Company’s website is located at www.lxp.com. The Company makes available free of charge through its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after it electronically files such materials with the Securities and Exchange Commission. The Company also has made available on its website copies of its current Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter, Code of Business Conduct and Ethics, and Corporate Governance Guidelines. In the event of any changes to these charters or the code or the guidelines, changed copies will also be made available on its web site.
      Principal Executive Offices. The Company’s principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200. The Company also maintains regional offices in Chicago, Illinois and Dallas, Texas.
      NYSE CEO Certification. The Chief Executive Officer of the Company made an unqualified certification to the New York Stock Exchange with respect to the Company’s compliance with the New York Stock Exchange corporate governance listing standards in June 2005.

Item 1A.     Risk Factors
      Set forth below are material factors that may adversely affect our business and operations. All references to the “Company,” “we,” “our” and “us” in this Item 1A mean Lexington Corporate Properties Trust and all entities owned by us, including non-consolidated entities, except where it is made clear that the term means only the parent company.
      Risks involved in single tenant leases. We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property.
      In March 2006, Dana Corporation, a tenant in 10 of the Company’s properties (including one in a non-consolidated entity) as of December 31, 2005, declared Chapter 11 bankruptcy. As of December 31, 2005 the aggregate net carrying cost of the 9 consolidated properties was $144.6 million, aggregate non-recourse mortgages encumbering these properties was $82.8 million and scheduled cash rent due in 2006 is $12.5 million. The aggregate carrying cost of the 1 non-consolidated property was $24.0 million, the non-recourse mortgage encumbering the property was $14.3 million and scheduled cash rent in 2006 is $2.4 million. The Company has a 30% interest in this non-consolidated entity.
      Dependence on major tenants. Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues. As of December 31, 2005, our 15 largest tenants/guarantors, which occupied 48 properties, represented approximately 37.8% of our base rental revenue for the year ended December 31, 2005, including our proportionate share of base rental revenue from non-consolidated entities and base rental revenue recognized from properties sold through the respective date of sale. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with the re-leasing.
      Leverage. We have incurred, and expect to continue to incur, indebtedness (secured and unsecured) in furtherance of our activities. Neither our declaration of trust nor any policy statement formally adopted by our board of trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions. Our current unsecured revolving credit facility contains cross-default provisions to our other material indebtedness (as defined therein). In the event of a default on such other material indebtedness, our indebtedness under our current unsecured revolving credit facility could be accelerated. Depending upon the amount of indebtedness under our current unsecured revolving credit facility, such an acceleration could have a material adverse impact on our financial condition and results of operations. Our current unsecured revolving credit facility also contains various covenants which limit the amount of secured, unsecured and variable-rate indebtedness we may incur and restricts the amount of capital we may invest in specific categories of assets in which we may otherwise want to invest.
      Risks relating to interest rate increases. We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. As of December 31, 2005, we had outstanding $11.9 million in variable-rate indebtedness which represents 1.0% of our total mortgages and notes payable. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and net income.
      In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates.

      Risks associated with refinancing. A significant number of our properties are subject to mortgage notes with balloon payments due at maturity. As of December 31, 2005, the scheduled balloon payments for our consolidated properties for the next five calendar years are as follows:

•	2006 — $11.9 million;

•	2007 — $0;

•	2008 — $59.0 million;

•	2009 — $47.7 million; and

•	2010 — $56.6 million.
      As of December 31, 2005, none of our joint venture properties require a balloon payment prior to 2009, at which time $69.0 million (of which our proportionate share is $23.6 million) will become due. In 2010, balloon payments due for our joint venture properties aggregate $61.6 million (of which our proportionate share is $20.5 million).
      Our ability to make the scheduled balloon payments will depend upon the amount available under our unsecured revolving credit facility and our ability either to refinance the related mortgage debt or to sell the related property.
      Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, the lease terms of the mortgaged properties, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. If we are unable to obtain sufficient financing to fund the scheduled non-recourse balloon payments or to sell the related property at a price that generates sufficient proceeds to pay the scheduled non-recourse balloon payments, we would lose our entire investment in the related property.
      On January 5, 2006, we announced that we informed the holder of the non-recourse mortgage on one of our properties located in Milpitas, California that we will no longer make debt service payments as a result of a vacancy caused by the expiration of the lease on this property in December 2005. As a result of this decision, we recorded an impairment charge of approximately $12.1 million in the fourth quarter of 2005, which is equal to the difference between this property’s net book value (approximately $17.3 million) and our estimate of the property’s fair market value (approximately $5.2 million). We intend to convey this property to the lender in a deed-in-lieu of foreclosure to satisfy the mortgage. Any adjustment made to the approximately $11.1 million owed by us, which is net of $0.9 million in escrow deposits, will be recognized as a debt satisfaction gain in the period it occurs.
      Uncertainties relating to lease renewals and re-letting of space. Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in rent receipts and increase in our property operating costs. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.
      Defaults on cross-collateralized properties. As of December 31, 2005, the mortgages on three sets of two properties, for an aggregate of six properties, are cross-collateralized: (1) Canton, Ohio and Spartansburg, South Carolina leased to Best Buy Co. Inc., (2) 730 N. Black Branch Road, Elizabethtown, Kentucky and 750 N. Black Branch Road, Elizabethtown, Kentucky leased to Dana Corporation, and (3) Dry Ridge, Kentucky and Owensboro, Kentucky leased to Dana Corporation. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

      Possible liability relating to environmental matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties, as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.
      A property can also be adversely affected either through physical contamination or by virtue of an adverse effect upon value attributable to the migration of hazardous or toxic substances, or other contaminants that have or may have emanated from other properties. Although our tenants are primarily responsible for any environmental damages and claims related to the leased premises, in the event of the bankruptcy or inability of any of our tenants to satisfy any obligations with respect to the property leased to that tenant, we may be required to satisfy such obligations. In addition, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
      From time to time, in connection with the conduct of our business, and prior to the acquisition of any property from a third party or as required by our financing sources, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us.
      There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:

•	the discovery of previously unknown environmental conditions;

•	changes in law;

•	activities of tenants; or

•	activities relating to properties in the vicinity of our properties.
      Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition or results of operations, including funds from operations.
      Uninsured loss. We carry comprehensive liability, fire, extended coverage and rent loss insurance on most of our properties, with policy specifications and insured limits that we believe are customary for similar properties.
      However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God that generally are not insured because they are either uninsurable or not economically insurable.
      Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

      Risks relating to terrorism. Future terrorist attacks such as the attacks which occurred in New York City, Pennsylvania and Washington, D.C. on September 11, 2001, and the military conflicts such as the military actions taken by the United States and its allies in Afghanistan and Iraq, could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
      Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. These types of terrorist acts could also result in significant damages to, or loss of, our properties.
      We and our tenants may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property, as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.
      Competition. There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Due to our focus on net lease properties located throughout the United States, and because most competitors are locally and/or regionally focused, we do not encounter the same competitors in each market. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to purchase.
      Failure to maintain effective internal controls could have a material adverse effect on our business, operating results and share price. Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments.
      If we fail to maintain the adequacy of our internal controls, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information, and the trading price of our shares could drop significantly.
      Interest rate fluctuations. It is likely that the public valuation of our common shares will be related primarily to the earnings that we derive from rental income with respect to our properties and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common shares. For instance, if interest rates rise, the market price of our common shares may decrease because potential investors seeking a higher dividend yield than they would receive from our common shares may sell our common shares in favor of higher rate interest-bearing securities.
      Inability to carry out our growth strategy. Our growth strategy is based on the acquisition and development of additional properties, including acquisitions through co-investment programs such as joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the acquisition of a newly constructed property. We typically provide a developer with a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant. Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of our extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. We cannot be sure that we will be able to implement our strategy because we may have difficulty finding new properties at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected.
      Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment and new project development are subject to numerous risks, including risks of construction delays, cost overruns or force majure events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.
      We anticipate that some of our acquisitions and developments will be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that will result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed or cash available for distribution may be adversely affected.
      Concentration of ownership by certain investors. As of December 31, 2005, E. Robert Roskind, the Chairman of our board of trustees, owned or controlled (including through trusts with respect to which he is a beneficiary) 712,567 common shares and 1,651,486 operating partnership units which are convertible, on a one-to-one basis, into our common shares, representing approximately 3.71% of our fully-diluted outstanding voting securities.
      In 1999, we entered into a joint venture agreement with The Comptroller of the State of New York as trustee of The Common Retirement Fund, or “CRF,” to acquire properties. This joint venture and a separate partnership established by the partners has made investments in 13 (one of which was sold in 2005) properties for an aggregated capitalized cost of $409.1 million and no additional investments will be made unless they are made pursuant to a tax-free exchange. We have a 33 1/3% equity interest in this joint venture. In December 2001, we formed a second joint venture with CRF to acquire additional properties in an aggregate amount of up to approximately $560.0 million. We have a 25% equity interest in this joint venture.
      Under these joint venture agreements, CRF has the right to sell its equity position in the joint ventures to us. In the event CRF exercises its right to sell its equity interest in either joint venture to us, we may, at our option, either issue common shares to CRF for the fair market value of CRF’s equity position, based upon a formula contained in the respective joint venture agreement, or pay cash to CRF equal to 110% of the fair market value of CRF’s equity position. We have the right not to accept any property in the joint ventures (thereby reducing the fair market value of CRF’s equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreements contain a mutual buy-sell provision in which either CRF or we can force the sale of any property.
      In October 2003, we entered into a joint venture agreement with CLPF-LXP/Lion Venture GP, LLC, or “Clarion,” which was expanded in September 2004, to acquire properties in an aggregate amount of up to approximately $460.0 million. This joint venture has made investments in 16 properties for an aggregate capitalized cost of $458.7 and no additional investments will be made unless they are made pursuant to a tax-free exchange or upon the mutual agreement of Clarion and us. We have a 30% equity interest in this joint venture. Under the joint venture agreement, Clarion has the right to sell its equity position in the joint venture to us. In the event Clarion exercises its right to sell its equity interest in the joint venture to us, we may, at our option, either issue common shares to Clarion for the fair market value of Clarion’s equity position, based upon a formula contained in the partnership agreement, or pay cash to Clarion equal to 100% of the fair market value of Clarion’s equity position. We have the right not to accept any property in the joint venture (thereby reducing the fair market value of Clarion’s equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreement contains a mutual buy-sell provision in which either Clarion or we can force the sale of any property.
      In June 2004, we entered in a joint venture agreement with the Utah State Retirement Investment Fund, or “Utah,” which was expanded in December 2004, to acquire properties in an aggregate amount of up to approximately $345.0 million. As of December 31, 2005, this joint venture owned 14 properties for an aggregate capitalized cost of $241.1 million. We have a 30% equity interest in this joint venture. Under the joint venture agreement, Utah has the right to sell its equity position in the joint venture to us. This right becomes effective upon the occurrence of certain conditions. In the event Utah exercises its right to sell its equity interest in the joint venture to us, we may, at our option, either issue common shares to Utah for the fair market value of Utah’s equity position, based upon a formula contained in the joint venture agreement, or pay cash to Utah equal to 100% of the fair market value of Utah’s equity position. We have the right not to accept any property in the joint venture (thereby reducing the fair market value of Utah’s equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreement contains a mutual buy-sell provision in which either Utah or we can force the sale of any property.
      Dilution of common shares. Our future growth will depend in part on our ability to raise additional capital. If we raise additional capital through the issuance of equity securities, the interests of holders of our common shares could be diluted. Likewise, our board of trustees is authorized to cause us to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as our board of trustees determines, and which could be senior to or convertible into our common shares. Accordingly, an issuance by us of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
      Our Series C Preferred Shares may be converted by the holder, at its option, into our common shares at a current conversion rate of 1.8643 common shares per $50.00 liquidation preference, which is equivalent to an initial conversion price of approximately $26.82 per common share (subject to adjustment in certain events). Depending upon the number of Series C Preferred Shares being converted at one time, a conversion of Series C Preferred Shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
      Under our joint venture agreements, our joint venture partners have the right to sell their equity position in the applicable joint venture to us. In the event one of our joint venture partners exercises its right to sell its equity interest in the applicable joint venture to us, we may, at our option, either issue our common shares to the exercising joint venture partner for the fair market value of the exercising joint venture partner’s equity position, based upon a formula contained in the applicable joint venture agreement, or pay cash to the exercising joint venture partner equal to either (i) 110% of the fair market value of the exercising joint venture partner’s equity position with respect to our joint ventures with CRF, or (ii) 100% of the fair market value of the exercising joint venture partner’s equity position with respect to Lion and Utah. An exercise by one or more of our joint venture partners and our election to satisfy an exercise with our common shares could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
      As of December 31, 2005, an aggregate of approximately 5,760,571 common shares are issuable upon (i) the exchange of all outstanding units of limited partnership interests in our operating partnership subsidiaries (5,720,071 common shares) and (ii) the exercise of outstanding options under our equity-based award plans (40,500 common shares). Depending upon the number of such securities exchanged or exercised at one time, an exchange or exercise of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
      Limited control over joint venture investments. Our joint venture investments are a significant portion of our assets and are also a significant component of our growth strategy. In particular, as of December 31, 2005, 63 of our 189 properties representing 14.6 million of our total of approximately 40.2 million net rentable square feet of space was owned by joint ventures in which we have an ownership interest ranging from 25% to 40%. For the year ended December 31, 2005, our joint venture investments accounted for approximately $6.2 million of equity in earnings, while our gross revenues totaled approximately $197.1 million (approximately $5.3 million of which represents advisory fees earned from our management of the joint ventures). As of December 31, 2005, we had approximately $2.2 billion in consolidated total assets of which $191.1 million was investment in joint ventures. Our joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures. Our unsecured revolving credit facility restricts the amount of capital that we can invest in joint ventures.
      Joint venture investments may conflict with our ability to make attractive investments. Under the terms of our active joint venture with CRF, we are required to first offer to the joint venture 50% of our opportunities to acquire office and industrial properties requiring a minimum investment of $15.0 million which are net leased primarily to investment grade tenants for a minimum term of ten years, are available for immediate delivery and satisfy other specified investment criteria.
      Similarly, under the terms of our joint venture with Utah, unless 75% of Utah’s capital commitment is funded, we are required to first offer to the joint venture all of our opportunities to acquire certain office, bulk warehouse and distribution properties requiring an investment of $8.0 million to $30.0 million which are net leased primarily to non-investment grade tenants for a minimum term of at least nine years and satisfy other specified investment criteria, subject also to our obligation to first offer such opportunities to our joint venture with CRF.
      On September 12, 2005, our board of trustees adopted a conflicts policy with respect to us and LSAC. In connection with a private offering by LSAC, we contributed to LSAC our indirect ownership interests in four real estate assets and financing deposits. In exchange, LSAC issued to us shares of its common stock having an aggregate value of approximately $33.2 million based on the offering price in the private offering. Under the conflicts policy we are required to first offer to LSAC, subject to the first offer rights of CRF and Utah, all of our opportunities to acquire (i) general purpose real estate net leased to unrated or below investment grade credit tenants, (ii) net leased special purpose real estate located in the United States, such as medical buildings, theaters, hotels and auto dealerships, (iii) net leased properties located in the Americas outside of the United States with rent payments denominated in United States dollars which are typically leased to U.S. companies, (iv) specialized facilities in the United States supported by net leases or other contracts where a significant portion of the facility’s value is in equipment or other improvements, such as power generation assets and cell phone towers, and (v) net leased equipment and major capital assets that are integral to the operations of LSAC’s tenants and LSAC’s real estate investments. To the extent that a specific investment opportunity, which is not otherwise subject to a first offer obligation to our joint ventures with CRF or Utah, is determined to be suitable to us and LSAC, the investment opportunity will be allocated to LSAC. Where full allocation to LSAC is not reasonably practicable (for example, if LSAC does not have sufficient capital), we may allocate a portion of the investment to ourselves after determining in good faith that such allocation is fair and reasonable. We will apply the foregoing allocation procedures between LSAC and any investment funds or programs, companies or vehicles or other entities that we control which have overlapping investment objectives with LSAC.
      Only if all of our joint venture partners elect not to approve the applicable joint venture’s pursuit of an acquisition opportunity or the applicable exclusivity conditions have expired may we pursue the opportunity directly. As a result of the foregoing rights of first offer, we may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through our minority interest in these joint ventures.
      Conflicts of interest with respect to sales and refinancings. Two of our trustees and officers own limited partnership interests in our operating partnerships and, as a result, may face different and more adverse tax consequences than our other shareholders will if we sell our properties or reduce our mortgage indebtedness on our properties. Those individuals may, therefore, have different objectives than our other shareholders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt.

Accordingly, there may be instances in which we may not sell a property or pay down the debt on a property even though doing so would be advantageous to our other shareholders. In the event of an appearance of a conflict of interest, the conflicted trustee or officer must recuse himself or herself from any decision making or seek a waiver of our Code of Business Conduct and Ethics.
      Our ability to change our portfolio is limited because real estate investments are illiquid. Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions will be limited. Our board of trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number of properties in which we may seek to invest or on the concentration of investments in any one geographic region. We could change our investment, disposition and financing policies without a vote of our shareholders.
      Failure to qualify as a REIT. We believe that we have met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for which there are only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Code provisions and income tax regulations applicable to REITs are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If we do not qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.
      Distribution requirements imposed by law limit our flexibility. To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for that calendar year. Our taxable income is determined with regard to the deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
      Ownership limitations. For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined for federal income tax purposes to include certain entities) during the last half of each taxable year, and these capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year for which a REIT election is made). Our declaration of trust includes certain restrictions regarding transfers of our capital shares and ownership limits.

      Actual or constructive ownership of our capital shares in excess of the share ownership limits contained in our declaration of trust would cause the violative transfer or ownership to be void or cause the shares to be transferred to a charitable trust and then sold to a person or entity who can own the shares without violating these limits. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.
      These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limits discussed above may have the effect of delaying, deferring or preventing someone from taking control of our company, even though a change of control could involve a premium price for your common shares or otherwise be in your best interest.
      Adverse legislative or regulatory tax changes. At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. Recently enacted legislation reduces individual tax rates applicable to certain corporate dividends. REIT dividends generally would not be eligible for reduced rates (other than dividends from LSAC and other taxable REIT subsidiaries that are distributed by us) because a REIT’s income generally is not subject to corporate level tax. As a result, investment in non-REIT corporations may be relatively more attractive than investment in REITs. This could adversely affect the market price of our shares.
      Restrictions on a potential change of control. Our board of trustees is authorized by our declaration of trust to establish and issue one or more series of preferred shares without shareholder approval. As of the date of this Annual Report, we had outstanding 3,160,000 Series B Cumulative Redeemable Preferred Shares that we issued in June 2003 and 3,100,000 Series C Cumulative Convertible Preferred Shares that we issued in December 2004 and January 2005. Both our Series B and Series C Preferred Shares include provisions that may deter a change of control of us. The establishment and issuance of shares of our existing series of preferred shares or a future series of preferred shares could make more difficult a change of control of us.
      In addition, we have entered into employment agreements with six of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution of our company, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our board of trustees), those executive officers would be entitled to severance benefits based on their current annual base salaries and recent annual bonuses, as defined in the employment agreements. The provisions of these agreements could deter a change of control of us.
      Our board of trustees may change our investment policy without shareholders’ approval. Subject to our fundamental investment policy to maintain our qualification as a REIT, our board of trustees will determine our investment and financing policies, our growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies.
      Our board of trustees may revise or amend these strategies and policies at any time without a vote by our shareholders. Accordingly, our shareholders’ control over changes in our strategies and policies is limited to the election of trustees, and changes made by our board of trustees may not serve the interests of our shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

Item 1B.	Unresolved Staff Comments
      There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of the Company’s fiscal year relating to the Company’s periodic or current reports under the Securities Exchange Act of 1934.

Item 2.	Properties
Real Estate Portfolio
      General. As of December 31, 2005, the Company owned or had interests in approximately 40.2 million square feet of rentable space in 189 office, industrial and retail properties. As of December 31, 2005, the Company’s properties were 98.3% leased based upon net rentable square feet. As of December 31, 2005, the number, percentage of trailing 12 month base rent (including base rent from properties sold through date of sale, properties held for sale and the Company’s proportionate share of non-consolidated entities) and square footage mix of the Company’s portfolio is as follows:

		Base	Square
	Number	Rent	Footage

Office	107	65.6%	41.8%
Industrial	59	29.7	53.4
Retail	23	4.7	4.8

	189	100.0%	100.0%

      The Company’s properties are generally subject to net leases; however, in certain leases the Company is responsible for roof and structural repairs. In such situations the Company performs annual inspections of the properties. Seventeen of the Company’s properties (including non-consolidated entities) are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. The Company is responsible for all operating expenses of any vacant properties. As of December 31, 2005, the Company had three completely vacant properties (Milpitas, California, Dallas, Texas and Phoenix, Arizona).
      The Company’s tenants represent a variety of industries, including general retailing, finance and insurance, energy, transportation and logistics, automotive, technology, telecommunications and defense. For the year ended December 31, 2005, base rent, including base rent earned by non-consolidated entities, from properties held for sale, and for properties sold through date of sale, were earned from 137 tenants in 20 different industries.
      Tenant Leases. A substantial portion of the Company’s income consists of base rent under long-term leases. As of December 31, 2005, of the 189 properties, three are completely vacant and the remaining are subject to 202 leases.
      Ground Leases. The Company has 19 properties (including three properties owned by non-consolidated entities) that are subject to long-term ground leases where a third party owns and has leased the underlying land to the Company. In each of these situations the rental payments made to the landowner are passed on to the Company’s tenant. Three of these properties are economically owned through the holding of industrial revenue bonds and as such neither ground lease payments nor bond interest payments are made or received, respectively. For eight of the properties the Company has a purchase option. At the end of these long-term ground leases, unless extended or the purchase option exercised, the land together with all improvements thereon reverts to the landowner. In addition, the Company has one property in which a portion of the land, on which a portion of the parking lot is located, is subject to a ground lease. At expiration of the ground lease only that portion of the parking lot reverts to the landowner. These ground leases, including renewal options, expire at various dates from 2026 through 2082.
      Leverage. The Company generally uses fixed rate, non-recourse mortgages to partially fund the acquisition of real estate. As of December 31, 2005, the Company had outstanding mortgages, including mortgages classified as discontinued operations, of $1.2 billion with a weighted average interest rate of 6.0%.

Table Regarding Real Estate Holdings
      The table on the following pages sets forth certain information relating to the Company’s real property portfolio, including non-consolidated properties, as of December 31, 2005. All the properties listed have been fully leased by tenants for the last five years, or since the date of purchase by the Company or its non-consolidated entities if less than five years, with the exception of the properties located in Philadelphia, Pennsylvania, Dallas, Texas, Milpitas, California, Hebron, Kentucky, Memphis, Tennessee, San Francisco, California and two properties located in Phoenix, Arizona. The Philadelphia, Pennsylvania has 2,842 square feet of vacant space since the Company’s acquisition in 2005. During the last five years, (1) the Dallas, Texas property has been vacant since December 31, 2004, (2) the Milpitas, California property has been vacant since December 9, 2005, (3) the Hebron, Kentucky property has been vacant since April 2004 (except that 21,542 square feet was leased during 2005) and (4) the tenant at the Memphis, Tennessee property entered into a lease extension in 2005 leaving 34,359 square feet of rentable space vacant. The San Francisco, California property was acquired by a non-consolidated entity in 2005 and has 20,006 square feet vacant since the acquisition. One of the Phoenix, Arizona properties has been vacant since December 2003 and the other Phoenix, Arizona property has 49,799 square feet vacant at December 31, 2005.

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

OFFICE
10001 Richmond Avenue	Baker Hughes, Inc.	1976/1984	28.57	554,385	09/28/00 - 09/27/15	$6,029	$7,375
Houston, TX
295 Chipeta Way	Northwest Pipeline Corp.	1982	19.79	295,000	10/01/82 - 09/30/09	$6,322	$6,322
Salt Lake City, UT
6303 Barfield Road	Internet Security Systems, Inc.(22)	2003	4.20	289,000	11/18/00 - 05/31/13	$6,302	$6,077
Atlanta, GA
1701 Market Street	Morgan Lewis & Bockius LLP(19)(20)	1957	1.07	322,317	12/20/96 - 01/31/14	$4,847	$4,856
Philadelphia, PA
3480 Stateview Boulevard	Wells Fargo Bank N.A.(13)	2004	16.10	169,218	06/01/04 - 05/31/14	$3,229	$3,449
Fort Mill, SC
1311 Broadfield Blvd.	Transocean, Inc.(23)	2000	3.88	103,260	04/28/01 - 03/31/11	$2,284	$2,277
Houston ,TX	Newpark Resources, Inc.(24)			52,731	06/01/99 - 08/31/09	$1,122	$1,129
601 & 701 Experian Parkway	TRW, Inc.	1981/1983	26.53	292,700	04/15/93 - 10/15/10	$3,661	$3,374
Allen, TX	(Experian Information Solutions, Inc.)
33 Commercial Street	Invensys Systems, Inc.	1982	40.80	164,689	07/01/95 - 07/01/15	$3,270	$3,270
Foxboro, MA	(Siebe, Inc.)
3476 Stateview Boulevard	Wells Fargo Home Mortgage, Inc.(4)(5)	2002	15.99	169,083	01/25/03 - 01/30/13	$2,884	$3,021
Fort Mill, SC
1415 Wyckoff Road	NJ Natural Gas Co.	1983	22.10	157,511	07/01/96 - 06/30/21	$2,923	$2,923
Wall Township, NJ
70 Mechanic Street	Invensys Systems, Inc.	1965/1988	31.90	251,914	07/01/94 - 07/01/14	$2,817	$2,449
Foxboro, MA	(Siebe, Inc.)
9950 Mayland Drive	Circuit City Stores, Inc.	1990	19.71	288,562	02/28/90 - 02/28/10	$2,859	$2,791
Richmond, VA
2750 Monroe Boulevard	Quest Diagnostics, Inc.(2)	1985/2001	10.50	109,281	05/01/01 - 04/30/11	$2,521	$2,554
Valley Forge, PA
700 Oakmont Lane	North American Van Lines, Inc.(3)	1989	17.93	269,715	12/01/02 - 11/30/15	$2,438	$2,571
Westmont, IL	(SIRVA, Inc.)
13651 McLearen Road	Boeing North American Services, Inc.	1987	10.39	159,664	05/31/99 - 05/30/08	$2,772	$2,477
Herndon, VA	(The Boeing Company)
10475 Crosspoint Boulevard	John Wiley & Sons, Inc.(29)	1999	10.30	141,047	11/01/99 - 10/31/09	$2,397	$2,397
Indianapolis, IN
27404 Drake Road	Dana Corporation	1999	7.73	111,454	10/26/01 - 10/31/21	$2,331	$2,331
Farmington Hills, MI
2211 South 47th Street	Avnet, Inc.	1997	11.33	176,402	11/15/97 - 11/14/12	$2,205	$2,259
Phoenix, AZ
810 & 820 Gears Road	Ikon Office Solutions, Inc.	2000	15.71	157,790	05/01/00 - 01/31/13	$2,229	$2,251
Houston, TX

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

5600 Broken Sound Boulevard	Oce Printing Systems USA, Inc.	1983/2002	12.19	143,290	02/15/02 - 02/14/20	$2,012	$2,245
Boca Raton, FL
4200 RCA Boulevard	The Wackenhut Corp.(6)	1996	7.70	114,518	02/15/96 - 02/28/11	$2,181	$2,167
Palm Beach Gardens, FL
701 Brookfield Parkway	Verizon Wireless(7)	2000/2001	16.71	192,884	01/11/02 - 01/31/12	$2,011	$2,067
Greenville, SC
2800 Waterford Lake Drive	Alstom Power, Inc.(26)(33)	2000	7.50	99,057	04/13/05 - 10/31/14	$1,808	$2,015
Richmond, VA
4201 Marsh Lane	Carlson Restaurants Worldwide, Inc.(16)	2003	11.77	130,000	11/21/03 - 11/30/18	$1,868	$1,975
Carrollton, TX
12645 W. Airport Road	Baker Hughes, Inc.	1997	19.00	165,836	09/28/00 - 09/27/15	$1,711	$1,943
Sugar Land, TX
15501 North Dial Boulevard	The Dial Corporation	1998	8.84	129,689	04/13/05 - 08/31/08	$1,388	$1,914
Scottsdale, AZ
8555 South River Parkway	ASM Lithography Holding NV	1998	9.51	95,133	04/13/05 - 06/30/13	$2,130	$1,841
Tempe, AZ
26210 and 26220 Enterprise Court	Apria Healthcare Group, Inc.	2001	7.23	100,012	02/01/01 - 01/31/12	$1,752	$1,792
Lake Forest, CA
200 Executive Boulevard South	Hartford Fire Insurance Co.	1983	12.40	153,364	09/01/91 - 12/31/12	$1,679	$1,625
Southington, CT
2210 Enterprise Drive	Washington Mutual Home Loans, Inc.	1998	16.53	177,747	06/10/98 - 06/30/08	$1,750	$1,699
Florence, SC
16676 Northchase Drive	Kerr-McGee Corporation	2003	4.20	101,111	04/01/03 - 07/31/14	$1,559	$1,627
Houston, TX
6200 Northwest Parkway	PacifiCare Health Systems, Inc.	2000	21.60	142,500	11/20/00 - 11/30/10	$1,640	$1,621
San Antonio, TX
4000 Johns Creek Court	Kraft Foods N.A., Inc.(25)(34)	2001	10.29	73,264	02/01/02 - 01/31/12	$1,340	$1,385
Atlanta, GA	PerkinElmer Instruments LLC(31)			13,955	12/01/01 - 11/30/16	$211	$232
5757 Decatur Boulevard	Allstate Insurance Company(27)(21)	2002	12.71	84,200	03/15/02 - 08/31/12	$1,246	$1,548
Indianapolis, IN	Holladay Property Services(28)			5,756	10/01/01 - 09/30/06	$56	$56
1600 Eberhardt Road	Nextel of Texas, Inc.	2001	14.26	108,800	02/01/01 - 01/31/16	$1,511	$1,559
Temple, TX
2999 S.W. 6th Street	Voicestream PCS I LLC	2004	13.13	77,484	01/30/04 - 01/31/19	$1,335	$1,552
Redmond, OR	(T-Mobile USA, Inc.)
160 Clairemont Avenue	Allied Holdings, Inc.	1983	2.98	112,248	01/01/98 - 12/31/07	$1,677	$1,530
Decatur, GA
27016 Media Center Drive	Playboy Enterprises, Inc.	2000	4.42	63,049	11/01/02 - 10/31/12	$1,339	$1,257
Los Angeles, CA	Sony Electronics, Inc.(17)			20,203	08/05/04 - 08/31/09	$265	$271
2550 Interstate Drive	AT&T Wireless Services, Inc.	1998	10.50	81,859	11/16/98 - 11/15/08	$1,433	$1,449
Harrisburg, PA
2655 Northwestern Highway	Federal-Mogul Corporation	1963/1965	22.44	187,163	01/22/88 - 01/13/15	$1,158	$1,418
Southfield, MI
10419 North 30th Street	Time Customer Service, Inc.	1986	14.38	132,981	04/01/87 - 07/31/10	$1,490	$1,410
Tampa, FL	(Time, Inc.)

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

250 Rittenhouse Circle Bristol, PA	Jones Apparel Group USA, Inc.(1) (Jones Apparel Group, Inc.)	1982	15.63	255,019	03/26/98 - 03/25/13	$1,265	$1,347
400 Butler Farm Road	Nextel Communications of Mid-Atlantic, Inc.	1999	14.34	100,632	03/20/00 - 12/31/09	$1,315	$1,302
Hampton, VA	(Nextel Finance Company)
11555 University Boulevard	Kelsey-Seybold Clinic	2004	8.53	72,683	11/14/05 - 11/30/20	$1,114	$1,230
Houston, TX	(St. Luke’s Episcopal Health System)
6455 State Highway 303 N.E	Nextel West Corporation	2001	6.90	60,200	02/01/01 - 05/14/16	$1,042	$1,113
Bremerton, WA
13430 N. Black Canyon Freeway	Bull HN Information Systems, Inc.	1985/1994/2005	13.37	69,492	10/11/94 - 10/31/10	$784	$836
Phoenix, AZ	Associated Billing Services, LLC(32)			17,767	02/01/06 - 07/31/16	$125	$254
	Vacant			49,799		$—	$—
19019 N. 59th Avenue	Honeywell, Inc.	1985	51.79	252,300	07/16/86 - 07/15/06	$1,082	$1,070
Glendale, AZ
270 Brillerica Road	Cadence Design Systems(14)	1985	6.96	100,000	03/01/93 - 09/30/13	$1,015	$1,065
Chelmsford, MA
12600 Gateway Boulevard	Gartner, Inc.	1997	4.90	62,400	07/01/04 - 01/31/13	$998	$1,052
Fort Meyers, FL
180 Rittenhouse Circle	Jones Apparel Group USA, Inc.(10)	1998	4.73	96,000	08/01/98 - 07/31/13	$957	$970
Bristol, PA	(Jones Apparel Group, Inc.)
3940 South Teller Street	Travelers Express, Inc.(18)	2002	7.88	68,165	04/01/02 - 03/31/12	$1,091	$866
Lakewood, CO
2529 W. Throne Drive	Baker Hughes, Inc.	1981/1999	6.93	65,500	09/28/00 - 09/27/15	$687	$846
Houston, TX
12000 Tech Center Drive	Kelsey-Hayes Company	1988	5.72	80,230	05/01/97 - 04/30/14	$787	$823
Livonia, MI
2401 Cherahala Boulevard	Advance PCS, Inc.	2002	7.97	59,748	06/01/02 - 05/31/13	$786	$822
Knoxville, TN
1275 N.W. 128th Street	Principal Life Insurance Company(12)	2003	5.39	61,180	02/10/04 - 01/31/12	$799	$817
Clive, IA
421 Butler Farm Road	Nextel Communications of Mid-Atlantic, Inc.	2000	7.81	56,515	01/15/00 - 01/14/10	$738	$719
Hampton, VA	(Nextel Finance Company)
100 Barnes Road	Minnesota Mining and Manufacturing Co	1978/1985	39.80	44,400	01/01/04 - 07/01/10	$581	$606
Wallingford, CT
250 Turnpike Road	Honeywell Consumer Products	1984	9.83	57,698	10/01/95 - 09/30/15	$459	$459
Southborough, MA

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

1440 East 15th Street	Cox Communications, Inc.	1988	3.58	28,591	10/01/90 - 09/30/16	$465	$457
Tucson, AZ
2300 Litton Lane	AGC Automotive Americas Company	1987/2005	24.00	21,542	09/01/05 - 08/31/12	$204	$204
Hebron, KY	Vacant			58,878	—	$—	$—
1600 Viceroy Drive	Vacant	1986	8.17	249,452	—	$—	$—
Dallas, TX
1301 California Circle	Vacant	1985	6.34	100,026	—	$—	$—
Milpitas, CA
3615 North 27th Avenue	Vacant	1960/1979	10.26	179,280	—	$—	$—
Phoenix, AZ

	Office Subtotal		845.65	9,209,323		$118,286	$121,209

INDUSTRIAL
541 Perkins Jones Road	Kmart Corp.	1982	103.12	1,462,642	10/01/82 - 09/30/07	$9,359	$8,932
Warren, OH
19500 Bulverde Road	Harcourt Brace	2001	92.32	559,258	04/01/01 - 03/31/16	$3,255	$3,429
San Antonio, TX
2425 Highway 77 North	James Hardie Building Products, Inc.	1996/1997	45.29	425,816	10/07/00 - 03/31/20	$3,400	$3,400
Waxahachie, TX	(James Hardie Industry, NV)
3501 West Avenue H	Michaels Stores, Inc.	1998/2002	37.18	762,775	06/19/98 - 09/30/19	$3,238	$3,304
Lancaster, CA
9110 Grogan’s Mill Road	Baker Hughes, Inc.	1992	24.75	275,750	09/28/00 - 09/27/15	$2,490	$3,065
Houston, TX
750 N. Black Branch Road	Dana Corporation	1995/2001	46.69	539,592	08/01/05 - 07/31/25	$2,838	$2,838
Elizabethtown, KY
224 Harbor Freight Road	Harbor Freight Tools USA, Inc.	2001/2005	74.95	1,010,859	12/05/01 - 12/31/21	$2,760	$2,736
Dillon, SC	(Central Purchasing, Inc.)
3820 Micro Drive	Ingram Micro, Inc.	1997	39.20	701,819	09/26/01 - 09/25/11	$2,112	$2,271
Millington, TN
8305 S.E. 58th Avenue	Associated Grocers of Florida, Inc.	1976	63.48	668,034	01/08/99 - 12/31/18	$2,067	$2,238
Ocala, FL
590 Ecology Lane	Owens Corning	2001/2005	41.08	420,597	01/11/00 - 07/14/25	$2,185	$2,185
Chester, SC
6345 Brackbill Boulevard	Exel Logistics, Inc.	1985/1995	29.01	507,000	10/29/90 - 03/19/12	$2,037	$1,852
Mechanicsburg, PA	(NFC plc)
6938 Elm Valley Drive	Dana Corporation	1999	27.50	150,945	10/26/01 - 10/31/21	$1,843	$1,843
Kalamazoo, MI
301 Bill Bryan Road	Dana Corporation	1987, 1997, 2000	46.28	410,844	08/01/05 - 07/31/25	$1,451	$1,451
Hopkinsville, KY

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

431 Smith Lane	Kirkland’s Inc.(11)	2004	85.80	771,120	05/10/04 - 05/31/19	$1,408	$1,408
Jackson, TN
1000 Business Boulevard	Dana Corporation	1988	28.84	336,350	08/01/05 - 07/31/25	$1,346	$1,346
Dry Ridge, KY
6 Doughten Road	Exel Logistics, Inc.	1989	24.38	330,000	11/18/91 - 11/30/06	$1,363	$1,236
New Kingston, PA	(NFC plc)
6500 Adelaide Court	Anda Pharmaceuticals, Inc.	2002	22.67	354,676	04/01/02 - 03/31/12	$1,277	$1,206
Groveport, OH	(Andrx Corporation)
7500 Chavenelle Road	The McGraw-Hill Companies, Inc.	2002	21.80	330,988	11/13/01 - 06/30/17	$1,089	$1,164
Dubuque, IA
12025 Tech Center Drive	Kelsey-Hayes Company	1987/1988	9.18	100,000	05/01/97 - 04/30/14	$1,082	$1,139
Livonia, MI
250 Swathmore Avenue	Steelcase, Inc.(15)	2002	23.40	244,851	10/01/02 - 09/30/17	$1,037	$1,087
High Point, NC
2415 US Highway 78 East	TNT Logistics North America, Inc.	2004	42.17	595,346	02/27/04 - 01/02/14	$1,054	$1,054
Moody, AL	(TPG NV)
245 Salem Church Road	Exel Logistics, Inc.	1985	12.52	252,000	11/15/91 - 12/31/07	$1,090	$1,026
Mechanicsburg, PA	(NFC plc)
3102 Queen Palm Drive	Time Customer Service, Inc.	1986	15.02	229,605	08/01/87 - 07/31/10	$1,037	$1,010
Tampa, FL	(Time Inc.)
2280 Northeast Drive	Ryder Integrated Logistics, Inc.	1996/1997	26.22	276,480	08/01/97 - 07/31/12	$998	$1,004
Waterloo, IA	(Ryder Systems, Inc.)
200 Arrowhead Drive	Owens Corning	1999	21.62	400,522	03/01/01 - 05/31/09	$1,027	$985
Hebron, OH
7670 Hacks Cross Road	Dana Corporation	1989	17.01	268,100	03/01/06 - 02/28/16	$959	$959
Olive Branch, MS
46600 Port Street	Johnson Controls, Inc.	1996	30.36	134,160	05/19/00 - 12/22/06	$938	$938
Plymouth, MI
3600 Southgate Drive	Sygma Network, Inc.	2000	19.00	149,500	10/15/00 - 10/31/15	$933	$933
Danville, IL
1133 Poplar Creek Road	Corporate Express Office Products, Inc.	1998	19.09	196,946	01/20/99 - 01/31/14	$789	$810
Henderson, NC	(Buhrmann, N.V.)
4010 Airpark Drive	Dana Corporation	1998/2000	20.25	162,468	08/01/05 - 07/31/25	$796	$796
Owensboro, KY
4425 Purks Road	Lear Technologies LLC	1989/1998	12.00	183,717	07/23/88 - 07/22/06	$820	$796
Auburn Hills, MI	(Lear Corporation)
	(General Motors Corp.)
450 Stern Street	Johnson Controls, Inc.	1996	20.10	111,160	12/23/96 - 12/22/06	$730	$730
Oberlin, OH

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

191 Arrowhead Drive	Owens Corning	2000	13.62	250,410	06/01/01 - 02/28/10	$658	$626
Hebron, OH
904 Industrial Road	Tenneco Automotive Operating Company, Inc.	1968/1972	20.00	195,640	08/18/87 - 08/17/10	$595	$600
Marshall, MI	(Tenneco Automotive Inc.)
34 East Main Street	Exel Logistics, Inc.	1981	9.66	179,200	11/15/91 - 11/30/06	$660	$599
New Kingston, PA	(NFC plc)
1901 49th Avenue	Owens Corning	2003	8.90	18,620	07/01/03 - 06/30/15	$560	$596
Minneapolis, MN
109 Stevens Street	Unisource Worldwide, Inc.	1958/1969	6.97	168,800	10/01/87 - 09/30/09	$591	$588
Jacksonville, FL
128 Crews Drive	Stone Container Corporation	1968/1998	10.76	185,961	12/16/82 - 08/31/12	$554	$571
Columbia, SC
730 N. Black Branch Road	Dana Corporation	2001	17.80	167,770	08/01/05 - 07/31/25	$537	$537
Elizabethtown, KY
7150 Exchequer Drive	Corporate Express Office Products, Inc.	1998	5.23	79,086	11/01/98 - 10/31/13	$438	$439
Baton Rouge, LA	(Buhrmann N.V.)
324 Industrial Park Road	SKF USA, Inc.	1996	21.13	72,868	12/23/96 - 12/31/14	$395	$395
Franklin, NC
3350 Miac Cove Road	Mimeo.com, Inc.(8)	1987	10.92	107,000	11/01/99 - 09/30/20	$283	$370
Memphis, TN	Vacant			34,359
187 Spicer Drive	Dana Corporation	1983/1985	20.98	148,000	01/01/84 - 08/31/07	$354	$341
Gordonsville, TN
477 Distribution Parkway	Federal Express Corporation(30)	2005	9.88	120,000	02/01/06 - 01/31/21	$280	$280
Colliersville, TN
300 McCormick Boulevard	Ameritech Services, Inc.(9)	1990	10.12	20,000	09/14/90 - 05/31/15	$128	$155
Columbus, OH
1601 Pratt Avenue	Joseph Campbell Company	1979	8.26	58,300	08/18/05 - 08/31/07	$141	$141
Marshall, MI

	Industrial Subtotal		1,316.51	15,129,934		$64,982	$65,409

RETAIL
2655 Shasta Way	Fred Meyer, Inc.	1986	13.99	178,204	03/10/88 - 03/31/08	$1,009	$1,009
Klamath Falls, OR
Fort Street Mall, King Street	Liberty House, Inc.	1980	1.22	85,610	10/01/80 - 09/30/09	$990	$971
Honolulu, HI
150 N.E. 20th Street,	Fred Meyer, Inc.	1986	8.76	118,179	06/01/86 - 05/31/11	$826	$826
Highway 101
Newport, OR
35400 Cowan Road	Sam’s Real Estate Business Trust	1987/1997	9.70	102,826	06/06/97 - 01/31/09	$753	$753
Westland, MI

LEXINGTON CORPORATE PROPERTIES TRUST
PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

4733 Hills & Dales Road	Scandinavian Health Spa, Inc.	1987	3.32	37,214	01/01/89 - 12/31/08	$745	$685
Canton, OH	(Bally Total Fitness Corp.)
5917 S. La Grange Road	Bally Total Fitness Corp.	1987	2.73	25,250	07/13/87 - 06/30/17	$660	$515
Countryside, IL
1160 White Horse Road	Physical Fitness Centers of Philadelphia, Inc.	1987	2.87	31,750	07/14/87 - 06/30/17	$820	$494
Voorhees, NJ	(Bally Total Fitness Corp.)
4831 Whipple Avenue N.W.	Best Buy Co., Inc.	1995	6.59	46,350	02/27/98 - 02/26/18	$465	$465
Canton, OH
3711 Gateway Drive	Kohl’s Dept. Stores, Inc.	1994	6.24	76,164	03/11/94 - 01/25/15	$469	$463
Eau Claire, WI
399 Peachwood Center Drive	Best Buy Co., Inc.	1996	7.49	45,800	12/29/83 - 02/26/18	$395	$395
Spartanburg, SC
24100 Laguna Hills Mall	Federated Department Stores, Inc.	1974	11.00	160,000	02/01/76 - 04/16/14	$323	$349
Laguna Hills, CA
12535 S.E. 82nd Avenue	Toys “R” Us, Inc.	1981	5.85	42,842	06/01/81 - 05/31/11	$360	$320
Clackamas, OR
18601 Alderwood Mall Boulevard	Toys “R” Us, Inc.	1981	3.76	43,105	06/01/81 - 05/31/11	$328	$297
Lynwood, WA
9580 Livingston Road	GFS Realty, Inc.	1976	10.60	107,337	01/03/77 - 02/28/14	$205	$274
Oxon Hill, MD	(Giant Food, Inc.)
6910 S. Memorial Highway	Toys “R” Us, Inc.	1981	4.44	43,123	06/01/81 - 05/31/11	$300	$271
Tulsa, OK
Rockshire Village Center,	GFS Realty, Inc.	1977	7.32	51,682	01/01/78 - 06/19/17	$115	$152
2401 Wootton Parkway	(Giant Food, Inc.)
Rockville, MD
121 South Center Street	Greyhound Lines, Inc.	1968	1.67	17,000	02/28/89 - 02/28/09	$216	$216
Stockton, CA

	Retail Subtotal		107.55	1,212,436		$8,979	$8,455

	Grand Total		2,269.71	25,551,693		$192,247	$195,073

(1)	Tenant can cancel lease on 03/26/08 with 12 months notice and payment of $1,392.
(2)	Expense stop on this property is $393 per annum.
(3)	Tenant can cancel lease on 11/30/13 with 12 months notice and a payment of $1,300.
(4)	Expense stop on this property is $820.
(5)	Tenant has the right to contract leased space by 27,000 square feet on 01/31/08 with 6 months notice and a payment estimated to be $696. In addition, the tenant can cancel lease on 01/31/10 with 12 months notice and a payment estimated to be $3,968.
(6)	This is a modified gross lease. Annual net operating expense for which the Company is responsible approximates $600. There is a second tenant at this property encompassing approximately 18,000 square feet.
(7)	Expense stop on this property is $112 per annum.
(8)	Tenant occupies 107,000 square feet and is responsible for all operating expenses.

(9)	Tenant can cancel lease on 06/01/10 with 6 months notice and payment of $102.
(10)	Tenant can cancel lease on 07/31/08 with 12 months notice and payment of $2,095.
(11)	Tenant can cancel lease on 05/30/14 for a payment equal to the remaining 5 years rent discounted at 150 bps over the then 5 year U.S. Treasury rate.
(12)	Tenant can cancel lease on 02/01/09 with 12 months notice and a payment equal to approximately one year rent and operating costs.
(13)	Expense stop on this property is $948.
(14)	Tenant can cancel lease on 09/30/10 with 12 months notice and a payment of $965.
(15)	Tenant can cancel lease during the last year if damage occurs and is greater than $500 or 50% of cost to replace building.
(16)	Tenant can cancel lease on 12/22/13 with 12 months notice plus payment equal to one year rent plus unamortized deal costs.
(17)	Tenant can cancel lease on 09/01/07 with 180 days notice and payment of 2 months rent plus unamortized tenant improvements and commissions.
(18)	Tenant can cancel lease on 03/31/09 with 12 months notice and a payment of approximately $1,041.
(19)	The Company has an 80.5% economic interest in this property.
(20)	Included in square footage is 10,426 of retail space leased to three tenants and 2,842 of vacant space.
(21)	Tenant can cancel lease on 08/31/07 with 12 months written notice and a payment of $385 plus unamortized costs of landlord’s improvements in excess of $30 per square foot.
(22)	Expense stop on this property is $804 per annum.
(23)	Expense stop on this property for tenant is $7.89 per square foot.
(24)	Expense stop on this property for tenant is $6.50 per square foot.
(25)	Expense stop on this property for tenant is $4.35 per square foot.
(26)	Expense stop on this property is $593 per annum.
(27)	Expense stop on this property for tenant is $2.75 per square foot.
(28)	Expense stop on this property for tenant is $2.50 per square foot.
(29)	Expense stop on this property is $501 per annum.
(30)	Property currently being expanded.
(31)	Tenant can cancel lease on 11/30/11 with 12 months written notice and payment of $325.
(32)	Tenant can cancel lease on 07/31/11 with 9 months written notice and a payment equal to the unamortized tenant improvements. Tenant lease commences in 2006.
(33)	Tenant can cancel lease on 07/31/12 with 12 months written notice and a payment equal to the sum of $340 plus 50% of rent, as defined, for the year ended 07/31/13 plus 6 months of operating expenses for 2012.
(34)	Tenant can cancel lease on 01/31/09 with 12 months written notice and payment of $1,845.

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

OFFICE
27 South Valencia Avenue	Bank of America NT & SA(H)	1983	31.60	637,503	04/13/05 - 06/30/12	$7,574	$9,106
Los Angeles, CA
389-399 Interpace Parkway,	Aventis Pharmaceuticals, Inc.(A)(Y)	2000	14.00	340,240	07/01/05 - 06/30/15	$9,227	$8,700
Morris Corporate Center IV	(Pharma Holdings GmbH)
Parsippany, NJ
17 Technology Circle	Blue Cross Blue Shield of South Carolina Inc.(B)	1999/2001	46.82	456,304	10/01/99 - 09/30/09	$7,377	$6,930
Columbia, SC
600 Business Center Drive	First USA Management Services, Inc.(A)(C)	1997	13.30	125,155	10/01/99 - 09/30/09	$2,990	$2,921
Lake Mary, FL
550 Business Center Drive	First USA Management Services, Inc.(A)(C)	1999	12.80	125,920	10/01/99 - 09/30/09	$2,892	$2,820
Lake Mary, FL
100 Wood Hollow Drive	Greenpoint Mortgage Funding, Inc.(E)(F)	2001	12.93	124,600	06/30/00 - 07/31/11	$4,635	$4,864
Novato, CA
8900 Freeport Parkway	Nissan Motor Acceptance Corporation(L)
Irving, TX	(Nissan North America, Inc.)	2002	14.87	268,445	09/19/01 - 03/31/13	$4,505	$4,810
6555 Sierra Drive	True North Communications Inc.(A)	1999	9.98	247,254	02/01/00 - 01/31/10	$4,462	$4,250
Irving, TX
5200 Metcalf Avenue	Employers Reinsurance Corporation(H)	1980/2003	26.20	320,198	01/22/03 - 12/22/18	$4,076	$4,076
Overland Park, KS
101 East Erie Street	Foote, Cone & Belding(E)	1986	—	203,376	03/16/94 - 03/15/14	$3,805	$3,805
Chicago, IL	(Interpublic Group of Companies, Inc.)
	Higgins Development Partners(E)			19,089	11/23/04 - 03/15/14	$117	$119
	Lexington Corporate Properties Trust(E)			2,100	07/06/05 - 07/05/10	$37	$37
27027 Tourney Drive	Specialty Laboratories, Inc.(E)	2004	13.78	187,262	09/01/01 - 08/31/24	$3,563	$3,563
Santa Clarita, CA
2050 Roanoke Road	Chrysler Financial Company LLC(L)(T)	2001	13.18	130,290	11/01/01 - 12/31/11	$3,190	$3,540
Westlake, TX
15375 Memorial Drive	Vastar Resources, Inc.(A)	1985	21.77	327,325	09/16/99 - 09/15/09	$3,484	$3,437
Houston, TX
10300 Kincaid Drive	Bank One Indiana, N.A.(A)(D)	1999	13.30	193,000	11/01/99 - 10/31/09	$3,381	$3,287
Fishers, IN
10300 Town Park Drive	Veritas DGC, Inc.(E)	2000	19.44	218,641	08/01/04 - 09/30/15	$3,114	$3,249
Houston, TX
4001 International Parkway	Accor S.A.(H)(U)	2003	10.10	138,443	06/28/03 - 07/31/15	$2,987	$3,231
Carrollton, TX	(Motel 6 Operating L.P.)
100, 120 and 130	Capital One Services, Inc.(E)(Z)	1999	18.71	225,220	07/15/99 - 03/13/10	$2,841	$2,890
East Shore Drive Richmond, VA
10940 White Rock Road,	Progressive Casualty Insurance Company(E)	2002	11.05	158,582	08/01/02 - 07/31/12	$2,740	$2,804
10929 Disk Drive
Rancho Cordova, CA
2000 Eastman Drive	Structural Dynamic Research Corp.(A)	1991	12.36	212,836	05/01/91 - 04/30/11	$2,830	$2,790
Milford, OH

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

3701 Corporate Drive	Motorola, Inc.(A)(J)	2001	22.85	119,829	12/28/01 - 12/31/16	$2,714	$2,714
Farmington Hills, MI
1401-1501 Nolan Ryan Parkway	Seimens Dematic Postal Automation, L.P.(H)	2003	14.14	236,547	01/15/04 - 01/31/14	$2,385	$2,533
Arlington, TX
350 Rhode Island Street	California Culinary Academy, LLC(E)	2002	—	103,838	11/15/04 - 11/14/19	$2,492	$2,395
San Francisco, CA	(Career Education Corp.)
	Starbucks Coffee Company(E)(P)			1,500	09/25/03 - 09/30/13	$68	$74
	Vacant(E)			20,006		$—	$—
9201 East Dry Creek Road	The Shaw Group, Inc.(K)(L)	2001/2002	7.50	128,500	08/29/02 - 09/30/17	$2,022	$2,447
Centennial, CO
1475 Dunwoody Drive	ING USA Annuity and Life Insurance Co.(E)	1998/1999	15.87	125,000	06/29/04 - 05/31/10	$2,063	$2,038
West Chester, PA
13775 Mclearen Road	Equant, N.V.(E)(G)	1984/1988/1992	8.65	125,293	01/01/04 - 04/30/15	$1,849	$2,011
Herndon, VA
70 Valley Stream Parkway	Ikon Office Solutions, Inc.(E)(I)	1987	10.40	106,855	09/22/03 - 09/30/13	$1,938	$1,995
Malvern, PA
5150 220th Avenue	Spacelabs Medical, Inc.(H)	1987	5.65	106,944	01/01/03 - 12/14/14	$1,925	$1,949
Issaquah, WA	(OSI Systems, Inc.)
9201 State Line	Employers Reinsurance Corporation(H)	1963/2003	7.17	166,641	01/22/03 - 04/01/19	$1,888	$1,888
Kansas City, MO
3201 Quail Springs Pkwy	AT&T Wireless Services, Inc.(N)	1999	9.40	103,500	06/05/00 - 11/30/10	$1,346	$1,366
Oklahoma City, OK	Jordan Associates, Inc.(N)			25,000	01/01/99 - 12/31/08	$332	$332
200 Lucent Lane	Lucent Technologies, Inc.(E)	1999	11.85	124,944	10/01/01 - 09/30/11	$2,041	$1,643
Cary, NC
1110 Bayfield Drive	Honeywell International, Inc.(A)(O)	1980/2002	26.35	166,575	11/15/02 - 11/30/13	$1,635	$1,637
Colorado Springs, CO
1409 Centerpoint Boulevard	Alstom Power, Inc.(S)(V)(W)	2001	5.62	84,404	06/01/04 - 10/31/14	$1,456	$1,635
Knoxville, TN
3601 Converse Drive	Verizon Wireless(H)	2004	17.58	160,500	12/31/04 - 12/31/16	$1,533	$1,624
Wilmington, NC
22011 S.E. 51st Street	Spacelabs Medical, Inc.(H)	1992	4.67	95,600	02/15/03 - 12/14/14	$1,714	$1,619
Issaquah, WA	(OSI Systems, Inc.)
2500 Patrick Henry Parkway	Georgia Power Company(H)	1999	15.54	111,911	02/19/99 - 06/30/15	$1,421	$1,511
McDonough, GA
133 First Park Drive	Omnipoint Holdings, Inc.(H)	2005	19.80	78,610	12/27/04 - 08/31/20	$1,192	$1,365
Oakland, ME	(T-Mobile USA, Inc.)
275 Technology Drive	Ansys, Inc.(L)	1996	9.08	107,872	01/01/04 - 12/31/14	$1,241	$1,354
Canonsburg, PA
9601 Renner Boulevard	Voicestream PCS II Corporation(H)	2004	10.47	77,484	11/01/04 - 11/01/19	$1,200	$1,352
Lenexa, KS	(T-Mobile USA, Inc.)
3265 East Goldstone Drive	Voicestream PCS II Corporation(H)	2004	11.92	77,484	06/29/04 - 06/28/19	$1,179	$1,320
Meridian, ID	(T-Mobile USA, Inc.)
4848 129th East Ave	Metris Companies, Inc.(S)	2000	9.63	101,100	02/01/00 - 01/31/10	$1,307	$1,307
Tulsa, OK

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

2310 Village Square Parkway	AmeriCredit Corporation(S)(X)	2001	12.33	85,000	11/20/00 - 06/30/11	$1,460	$1,220
Jacksonville, FL
11707 Miracle Hills Drive	(i) Structure, LLC (Infocrossing, Inc.)(S)	1995	3.74	86,800	11/30/05 - 11/30/25	$1,167	$1,167
Omaha, NE
2005 East Technology Circle	(i) Structure, LLC (Infocrossing, Inc.)(S)	1998	11.21	60,000	12/29/05 - 12/31/25	$1,128	$1,128
Tempe, AZ
4455 American Way	Bell South Mobility, Inc.(L)	1997	5.73	70,100	11/01/97 - 10/31/12	$1,037	$1,090
Baton Rouge, LA
3711 San Gabriel	Voice Stream PCS II LLC(L)	2004	12.95	75,016	01/15/04 - 06/30/15	$900	$984
Mission, TX	(T-Mobile USA, Inc.)

	Office Subtotal		606.29	7,594,636		$122,460	$124,927

INDUSTRIAL
101 Michelin Drive	TNT Logistics North America, Inc.(A)	1991/1993	118.14	1,164,000	08/05/02 - 08/04/12	$3,103	$3,227
Laurens, SC	(TPG N.V.)
3600 Army Post Road	EDS Information Services LLC(L)	2002	27.97	405,000	05/01/02 - 04/30/12	$2,663	$2,856
Des Moines, IA	(Electronic Data Systems Corporation)
1345 Phillip Parkway	L’Oreal USA, Inc.(H)	2004	57.86	649,250	08/15/04 - 10/17/19	$2,290	$2,518
Streetsboro, OH
6050 Dana Way	Dana Corporation(L)(Q)	1999	55.57	677,400	10/26/01 - 10/25/21	$2,444	$2,444
Antioch, TN
7111 Crabb Road	TNT Logistics North America, Inc.(A)	1978/1993	51.41	752,000	08/05/02 - 08/04/12	$2,078	$2,161
Temperance, MI	(TPG N.V.)
2400 W. Haven Avenue	Michaels Stores Procurement Company, Inc.(E)	2004	45.09	693,185	01/14/01 - 01/31/24	$1,986	$1,986
New Lenox, IL	(Michaels Stores, Inc.)
43955 Plymouth Oaks Boulevard	Tower Automotive Products Company(E)	1996/1998	18.40	290,133	11/01/02 - 10/31/12	$1,886	$1,886
Plymouth, MI	(Tower Automotive, Inc.)
121 Technology Drive	Heidelberg Web Systems, Inc.(M)	1986/2003	173.00	500,500	03/30/01 - 12/30/21	$1,833	$1,850
Durham, NH
3225 Meridian Parkway	Hagemeyer Foods, Inc.(E)	1995	15.10	201,845	01/01/98 - 12/31/12	$1,482	$1,609
Weston, FL
291 Park Center Drive	Kraft Foods North America, Inc.(A)	2001	25.50	344,700	06/01/01 - 03/31/11	$1,530	$1,514
Winchester, VA
1109 Commerce Boulevard	Linens-n-Things, Inc.(E)	1998	14.40	262,644	12/21/98 - 01/31/09	$1,258	$1,251
Logan Township, NJ
359 Gateway Drive	TI Group Automotive Services, LLC(S)	2005	25.19	133,221	10/01/04 - 05/31/20	$1,200	$1,200
Livonia, GA
3425 Meridian Parkway Weston, FL	Circuit City Stores, Inc.(E)	1995	16.11	230,600	02/24/95 - 02/28/17	$1,047	$1,169

	Industrial Subtotal		643.74	6,304,478		$24,800	$25,671

LEXINGTON CORPORATE PROPERTIES TRUST
JOINT VENTURE PROPERTY CHART
						2006	2006
						Estimated	Estimated
						Minimum	Straight-Line
			Land	Net		Cash	Rental
	Tenant/	Year Constructed/	Area	Rentable	Base	Revenue	Revenue
Property Location	(Guarantor)	Redeveloped	(acres)	Square Feet	Lease Term	($000)	($000)

RETAIL
12080 Carmel Mountain Road	Kmart Corporation(L)(R)	1993	9.90	107,210	07/01/94 - 12/31/18	$454	$980
San Diego, CA
5350 Leavitt Road	Kmart Corporation (L)(R)	1993	28.32	193,193	07/01/94 - 12/31/18	$1,008	$729
Lorain, OH
255 Northgate Drive	Kmart Corporation (L)(R)	1993	8.68	107,489	08/29/94 - 12/31/18	$712	$515
Manteca, CA
21082 Pioneer Plaza	Kmart Corporation(L)(R)	1993	3.57	120,727	07/01/94 - 12/31/18	$670	$484
Watertown, NY
97 Seneca Trail	Kmart Corporation(L)(R)	1993	9.28	90,933	07/01/94 - 12/31/18	$471	$309
Fairlea, WV
1150 West Carl Sandburg Drive	Kmart Corporation(L)(R)	1992	2.43	94,970	07/01/94 - 12/31/18	$400	$289
Galesburg, IL

	Retail Subtotal		62.18	714,522		$3,715	$3,306

	Grand Total		1,312.21	14,613,636		$150,975	$153,904

(A)	The Company has a 33 1/3% economic interest in this property through Lexington Acquiport Company, LLC.
(B)	The Company has a 40% economic interest in this property through Lexington Columbia L.L.C.
(C)	Cumulative expense stop on these properties is $1,264 per annum.
(D)	Expense stop on this property is $768 per annum.
(E)	The Company has a 30% economic interest in this property through Lexington/Lion Venture LP.
(F)	Expense stop on this property is $945 per annum.
(G)	Tenant can cancel lease no earlier than 04/30/13 with 12 months notice and a payment equal to the net present value of remaining rent discontinued at 12%.
(H)	The Company has a 25% economic interest in this property through Lexington Acquiport Company II, LLC.
(I)	Tenant can cancel lease anytime after 09/30/10 with a payment equal to the present value of all remaining lease payments, including operating expenses, discounted at 6%.
(J)	Tenant can cancel lease on 12/28/11 with 18 months notice and a payment equal to two years rent and two years of unamortized tenant allowance.
(K)	Tenant can cancel lease with 12 months notice, on 05/01/13 and 03/01/15 for a payment of $2,850 and $1,500, respectively.
(L)	The Company has a 30% economic interest in this property through Triple Net Investment Company LLC.
(M)	The Company has a 33 1/3% exonomic interest in this property through Lexington Durham Limited Partnership.
(N)	The Company has a 40% economic interest in this property through a tenancy in common.
(O)	Tenant can cancel lease on 11/30/10 with 12 months notice.
(P)	Tenant can cancel lease on 09/30/08 with 120 days notice for a payment of $40.
(Q)	Tenant can terminate lease, for obsolescence by providing 120 days notice, anytime between 11/01/08 and 10/31/18 and pay a predetermined price or fair market value, whichever is greater.
(R)	Tenant has the right to cancel the lease providing 12 months notice and a minimum payment stipulated in the lease.
(S)	The Company has a 32.3% economic interest through Lexington Strategic Asset Corp.
(T)	Expense stop on this property is $798 per annum.
(U)	Expense stop on this property is $720 per annum.
(V)	Expense stop on this property is $481 per annum.
(W)	Tenant can cancel lease on 06/30/12 with 12 months notice and a payment of 6 months base rent plus approximately $1,100 of unamortized tenant improvements and leasing commissions.
(X)	Tenant can cancel lease on 05/31/08 with 12 months notice and a payment of $1,922.
(Y)	After the primary tenant lease expires in 2010 approximately 50% of the rentable square feet is subject to a lease with Cadbury Schwepps Holdings through 06/30/15.
(Z)	Tenant leases three separate buildings. The leases expire in 2007 and 2010.

Item 3.	Legal Proceedings
      From time to time, the Company and/or its subsidiaries are involved in legal proceedings arising in the ordinary course of its business. In management’s opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on the Company’s ownership, financial condition, management or operation of its properties.

Item 4.	Submission of Matters to a Vote of Security Holders
      None.
Item 4A.     Executive Officers and Trustees of the Registrant

Executive Officers and Trustees
      The following sets forth certain information relating to the executive officers and trustees of the Company:

Name	Business Experience

E. Robert Roskind Age 60	Mr. Roskind has served as the Chairman of the Board of Trustees since October 1993 and was Co-Chief Executive Officer of the Company until January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind spends approximately 25% of his business time on the affairs of the LCP Group L.P. and its subsidiaries; however, Mr. Roskind prioritizes his business time to address the needs of the Company ahead of the LCP Group L.P. The LCP Group, L.P. has been the general partner of various limited partnerships with which the Company has had prior dealings. Mr. Roskind received his B.S. in 1966 from the University of Pennsylvania and is a 1969 Harlan Fiske Stone Graduate of the Columbia Law School.

Richard J. Rouse Age 60	Mr. Rouse has served as Chief Investment Officer of the Company since January 2003 and as a trustee of the Company since October 1993. He served as President of the Company from October 1993 to April 1996, was Co-Chief Executive Officer of the Company from October 1993 until January 2003, and since April 1996 has served as Vice Chairman of the Board of Trustees. Mr. Rouse graduated from Michigan State University in 1968 and received his M.B.A. in 1970 from the Wharton School of Finance and Commerce of the University of Pennsylvania.

T. Wilson Eglin Age 41	Mr. Eglin has served as Chief Executive Officer of the Company since January 2003, Chief Operating Officer since October 1993, President since April 1996 and as a trustee since May 1994. He served as Executive Vice President from October 1993 to April 1996. Mr. Eglin received his B.A. from Connecticut College in 1986.

Patrick Carroll Age 42	Mr. Carroll has served as Chief Financial Officer of the Company since May 1998, Treasurer since January 1999 and Executive Vice President since January 2003. Prior to joining the Company, Mr. Carroll was, from 1993 to 1998, a Senior Manager in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of Pricewaterhouse Coopers LLP. Mr. Carroll received his B.B.A. from Hofstra University in 1986, his M.S. in Taxation from C.W. Post in 1995, and is a Certified Public Accountant.

Name	Business Experience

John B. Vander Zwaag Age 48	Mr. Vander Zwaag has been employed by the Company since May 2003 and currently is Executive Vice President. From 1982 to 1992, he was employed by The LCP Group serving as Director of Acquisitions from 1987 to 1992. Between his employment by The LCP Group and the Company, Mr. Vander Zwaag was managing director of Chesterton Binswanger Capital Advisors (1992 — 1997) and Managing Director with Cohen Financial (1997 — 2003). He received his B.A. from Amherst College in 1979 and his M.B.A. from Columbia University in 1982.

Paul R. Wood Age 45	Mr. Wood has served as Vice President, Chief Accounting Officer and Secretary of the Company since October 1993. Mr. Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.

Geoffrey Dohrmann Age 55	Mr. Dohrmann has served as a trustee since August 2000. Mr. Dorhmann co- founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987 and is currently its Chairman and Chief Executive Officer. Mr. Dohrmann also belongs to the advisory boards for the National Real Estate Index, The Journal of Real Estate Portfolio Management and Center for Real Estate Enterprise Management. He is also a fellow of the Homer Hoyt Institute and holds the Counselors of Real Estate (CRE) designation.

Carl D. Glickman Age 79	Mr. Glickman has served as a trustee since May 1994. He has been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the Board of Directors of Bear Stearns Companies, Inc.

James Grosfeld Age 68	Mr. Grosfeld has served as a trustee since November 2003. He also serves as a Director of Copart, Inc., Ramco-Gershenson Properties Trust and BlackRock, Inc. He has served on the Advisory Board of the Federal National Mortgage Association and as Director of Interstate Bakeries Corporation and Addington Resources. He was Chairman and Chief Executive Officer of Pulte Home Corporation from 1974 to 1990. He received his B.A. from Amherst College in 1959 and L.L.B. from Columbia Law School in 1962.

Kevin W. Lynch Age 53	Mr. Lynch has served as a trustee from May 1996 to May 2000 and again from May 2003 to the present. Mr. Lynch co-founded and has been a Principal of The Townsend Group since 1983. The Townsend Group is the largest real estate consulting firm to institutional investors in the United States. Mr. Lynch is a frequent industry speaker and member of the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries. He currently sits on the Real Estate Advisory Board for New York University and is a Director for First Industrial Realty Trust.

Name	Business Experience

Stanley R. Perla Age 62	Mr. Perla has served as a trustee since April 2003. Mr. Perla, a licensed Certified Public Accountant, was a partner for Ernst & Young LLP, a public accounting firm. He served as Ernst & Young’s National Director of Real Estate Accounting as well as on Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. Mr. Perla also served on the real estate committees of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Perla is also a director of American Mortgage Acceptance Company and is a Vice President and the director of Internal Audit of Vornado Realty Trust.

Seth M. Zachary Age 53	Mr. Zachary has served as a trustee since November 1993. Since 1987, he has been a partner, and is currently the Chairman, of the law firm Paul, Hastings, Janofsky & Walker LLP, outside corporate counsel to the Company.

PART II.

Item 5.	Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities
      Market Information. The common shares of the Company are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LXP.” The following table sets forth the closing high and low sales prices as reported by the NYSE for the common shares of the Company for each of the periods indicated below:

For the Quarters Ended:	High	Low

December 31, 2005	$23.62	$20.37
September 30, 2005	25.19	21.65
June 30, 2005	24.39	21.99
March 31, 2005	23.56	20.65
December 31, 2004	$23.23	$21.90
September 30, 2004	22.00	19.01
June 30, 2004	21.86	17.30
March 31, 2004	22.08	20.26
      The closing price of the common shares of the Company was $20.61 on March 8, 2006.
      Holders. As of March 8, 2006, the Company had approximately 2,690 common shareholders of record.
      Dividends. The Company has made quarterly distributions since October 1986 without interruption.
      The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2005	2004	2003	2002	2001

March 31,	$0.360	$0.350	$0.335	$0.330	$0.310
June 30,	$0.360	$0.350	$0.335	$0.330	$0.320
September 30,	$0.360	$0.350	$0.335	$0.330	$0.320
December 31,	$0.360	$0.350	$0.335	$0.330	$0.320
      The Company’s current quarterly common share dividend rate is $0.365 per share, or $1.46 per common share on an annualized basis.
      Following is a summary of the average taxable nature of the Company’s common share dividends for the three years ended December 31:

	2005	2004	2003

Total dividends per share	$1.44	$1.40	$1.34

Ordinary income	87.29%	84.09%	68.94%
Short-term capital gain	—	—	—
15% rate — qualifying dividend	1.04	6.82	—
15% rate gain	8.72	0.34	3.10
20% rate gain	—	—	—
25% rate gain	2.95	2.28	0.70
Return of capital	—	6.47	27.26

	100.00%	100.00%	100.00%

      The Company’s per share dividend on its Series B Cumulative Redeemable Preferred Shares is $2.0125 per annum.

      Following is a summary of the average taxable nature of the Company’s dividend on its Series B Cumulative Redeemable Preferred Shares for the years ended December 31:

	2005	2004	2003

Ordinary income	87.29%	89.91%	89.20%
15% rate — qualifying dividend	1.04	7.29	—
15% rate gain	8.72	0.37	8.05
25% rate gain	2.95	2.43	2.75

	100.00%	100.00%	100.00%

      The Company’s per share dividend on its Series C Cumulative Convertible Preferred Shares is $3.25 per annum.
      Following is a summary of the average taxable nature of the Company’s dividend on its Series C Cumulative Convertible Preferred Shares for the year ended December 31:

2005

Ordinary income	87.29%
15% rate — qualifying dividend	1.04
15% rate gain	8.72
25% rate gain	2.95

100.00%

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
      The various instruments governing the Company’s unsecured revolving credit facility impose certain restrictions on the Company with regard to dividends and incurring additional debt obligations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
      The Company does not believe that the financial covenants contained in its unsecured revolving credit facility and secured indebtedness will have any adverse impact on the Company’s ability to pay dividends in the normal course of business to its common and preferred shareholders or to distribute amounts necessary to maintain its qualifications as a REIT.
      The Company maintains a dividend reinvestment program pursuant to which common shareholders and operating partnership limited partners may elect to automatically reinvest their dividends and distributions to purchase common shares of the Company at a 5% discount to the market price and free of commissions and other charges. The Company may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling its obligations under the dividend reinvestment program. To date, none of the common shares issued under this program were purchased on the open market.

      Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2005, with respect to the compensation plan under which equity securities of the Company are authorized for issuance.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))

Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	40,500	$14.71	1,230,571
Equity compensation plans not approved by security holders	—	—	—

Total	40,500	$14.71	1,230,571

      Recent Sales of Unregistered Securities.
      None.

Item 6.	Selected Financial Data
      The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2005. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000’s, except per share data)

	2005	2004	2003	2002	2001

Total gross revenues	$197,132	$143,364	$105,974	$85,093	$74,602
Expenses applicable to revenues	(94,400)	(49,684)	(33,696)	(25,760)	(21,594)
Interest and amortization expense	(65,065)	(44,857)	(34,168)	(32,354)	(29,416)
Income from continuing operations	18,192	35,293	24,411	22,409	15,180
Total discontinued operations	14,503	9,514	9,238	8,186	2,882
Net income	32,695	44,807	33,649	30,595	18,062
Net income allocable to common shareholders	16,260	37,862	30,257	29,902	15,353
Income from continuing operations per common share — basic	0.04	0.61	0.62	0.80	0.64
Income from continuing operations per common share — diluted	0.04	0.59	0.61	0.79	0.63
Income from discontinued operations — basic	0.29	0.20	0.27	0.31	0.15
Income from discontinued operations — diluted	0.29	0.21	0.27	0.30	0.14
Net income per common share — basic	0.33	0.81	0.89	1.11	0.79
Net income per common share — diluted	0.33	0.80	0.88	1.09	0.77
Cash dividends declared per common share	1.445	1.410	1.355	1.325	1.290
Net cash provided by operating activities	112,559	90,860	71,815	57,732	41,277
Net cash used in investing activities	(650,879)	(202,549)	(298,553)	(107,064)	(64,321)
Net cash provided by financing activities	444,878	242,723	228,986	47,566	32,115
Ratio of earnings to combined fixed charges and preferred dividends	1.15	1.57	1.59	1.82	1.47
Real estate assets, net	1,641,927	1,227,262	1,001,772	779,150	714,047
Investments in non-consolidated entities	191,146	132,738	69,225	54,261	48,764
Total assets	2,160,232	1,697,086	1,207,411	902,471	822,153
Mortgages, notes payable and credit facility, including discontinued operations	1,170,560	765,909	551,385	491,517	455,771
Shareholders’ equity	891,310	847,290	579,848	332,976	266,713
Preferred share liquidation preference	234,000	214,000	79,000	—	25,000
Funds from operations(1)	104,150	83,642	64,502	61,818	47,126

(1)	The Company believes that Funds From Operations (“FFO”) enhances an investor’s understanding of the Company’s financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper”, issued by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as “net income (or loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company included in the calculation of FFO the dilutive effect of the deemed conversion of (1) its outstanding exchangeable notes (in 2001) which were redeemed by the Company in 2001, (2) its convertible OP units, and (3) the Series C Cumulative Convertible Preferred Shares in 2005 and 2004. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
      The Company, which has elected to qualify as a real estate investment trust under the Code, acquires and manages net leased commercial properties throughout the United States. The Company believes it has operated as a REIT since October 1993. As of December 31, 2005, the Company owned or had interests in 189 real estate properties encompassing 40.2 million rentable square feet. During 2005, the Company purchased 43 properties, including non-consolidated investments, for a capitalized cost of $1.1 billion.
      During 2005, the Company sold eight properties, including one in a non-consolidated entity, to unrelated third parties for a net sales price of $74.7 million. In addition, the Company contributed seven properties to its various non-consolidated entities for $124.7 million which approximated original cost.
      As of December 31, 2005, the Company, including its non-consolidated entities, leased properties to 137 tenants in 20 different industries. The Company’s revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to the Company’s ability to (i) acquire income producing properties and (ii) to release properties that are vacant, or may become vacant at favorable rental rates. The challenge the Company faces in purchasing properties is finding investments that will provide an attractive return without compromising the Company’s real estate underwriting criteria. The Company believes it has access to acquisition opportunities due to its relationship with developers, brokers, corporate users and sellers.
      The Company has experienced minimal lease turnover in the recent past, and accordingly, minimal capital expenditures. There can be no assurance that this will continue. Through 2010, the Company, including its non-consolidated entities, has 57 leases expiring which generate approximately $72.0 million in base rent, including the Company’s proportionate share of base rent from properties owned by non-consolidated entities. Releasing these properties and properties currently vacant at favorable effective rates is the primary focus of the Company.
      The primary risks associated with re-tenanting properties are (i) the period of time required to find a new tenant, (ii) whether rental rates will be lower than previously received, (iii) the significant leasing costs such as commissions and tenant improvement allowances and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. The Company addresses these risks by contacting tenants well in advance of lease maturity to get an understanding of their occupancy needs, contacting local brokers to determine the depth of the rental market and retaining local expertise to assist in the re-tenanting of a property. As part of the acquisition underwriting process, the Company focuses on buying general purpose real estate which can be leased to other tenants without significant modification to the properties. No assurance can be given that once a property becomes vacant it will subsequently be re-let.
      During 2004, the Company sold eight properties to unrelated parties for a net sales price of $36.7 million. In addition, the Company contributed eight properties to its various non-consolidated entity programs for $197.0 million, which approximated carrying costs. In addition, the Company was reimbursed for certain holding costs by the partners in the respective venture. During 2003, the Company sold four properties for

$11.1 million to unrelated parties, which resulted in an aggregate gain of approximately $2.2 million. During 2003, the Company contributed two properties to LION for $23.8 million, which approximated carrying costs.
Inflation
      Certain of the Company’s long-term leases on its properties contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling the Company to receive (i) scheduled fixed base rent increases and (ii) base rent increases based upon the consumer price index. In addition, a majority of the Company’s leases require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the Company’s leases are structured in a way that minimizes its responsibility for capital improvements.
Critical Accounting Policies
      The Company’s accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of the Company’s financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.
      Purchase Accounting for Acquisition of Real Estate. The Company allocates the purchase price of real estate acquired in accordance with Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”). SFAS 141 requires that the fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt relating to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
      The fair value of the tangible assets, which includes land, building and improvements, and fixtures and equipment, of an acquired property is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to the tangible assets based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.
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

      Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent, if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.
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
      Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2005 and 2004, the Company did not record an allowance for doubtful accounts.
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
      Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.
      The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. LRA, Lexington Contributions Inc. (“LCI”) and LSAC are taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income it receives from these activities.
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
      Properties Held For Sale. The Company accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria be presented separately in the statement of financial position, with assets and liabilities being separately stated.

The operating results of these properties are reflected as discontinued operations in the income statement. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.
      Basis of Consolidation. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). If the entity is not a variable interest entity, and the Company controls the entity’s voting shares or similar rights, the entity is consolidated. FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.
Liquidity and Capital Resources
      Since becoming a public company, the Company’s principal sources of capital for growth have been the public and private equity markets, selective secured indebtedness, its unsecured revolving credit facility, issuance of OP Units and undistributed funds from operations. The Company expects to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on the Company’s access to capital sources. The Company’s ability to incur additional debt to fund acquisitions is dependent upon its existing leverage, the value of the assets the Company is attempting to leverage and general economic conditions which may be outside of management’s influence.
      During 2005, the Company replaced its $100 million unsecured revolving credit facility with a new $200 million unsecured revolving credit facility which bears interest at a rate of LIBOR plus 120-170 basis points depending on the leverage (as defined) of the Company and matures in June 2008. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of December 31, 2005, the Company was in compliance with all covenants, no borrowings were outstanding on the facility, $198.5 million was available to be borrowed and $1.5 million in letters of credit were outstanding.
      During 2005 and 2004, the Company completed common share offerings of 2.5 million and 6.9 million shares, respectively, raising aggregate net proceeds of $60.7 million and $144.0 million, respectively. During 2005, the Company issued 400,000 cumulative convertible preferred shares, at $50 per share and a dividend rate of 6.50%, raising net proceeds of $19.5 million. During 2004, the Company issued 2.7 million cumulative convertible preferred shares at $50 per share and a dividend rate of 6.50%, raising net proceeds of $131.1 million. Currently these 3.1 million preferred shares are convertible into 5.8 million common shares.
      The Company has made equity commitments of $192.1 million to its various joint venture programs, of which $27.7 million is unfunded as of December 31, 2005. This amount will be funded as investments are made. In addition, the joint venture agreements provide the partners, under certain circumstances, the ability to put their interests to the Company for cash or common shares. Exercise of these put rights could require the Company to use its resources to purchase these assets instead of more favorable investment opportunities. As of December 31, 2005, the aggregate contingent commitment is approximately $443.9 million. This assumes the Company issues common shares to settle the put and that the Company does not use its ability to block certain properties to be put to it.
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
      Dividends paid to common shareholders increased to $72.6 million in 2005, compared to $65.1 million in 2004 and $45.8 million in 2003. Preferred dividends paid were $14.5 million, $6.4 million and $1.8 million in 2005, 2004 and 2003, respectively.

      Although the Company receives the majority of its base rent payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.
      The Company believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured revolving credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $112.6 million for 2005 from $90.9 million for 2004 and $71.8 million for 2003.
      Net cash used in investing activities totaled $650.9 million in 2005, $202.5 million in 2004 and $298.6 million in 2003. Cash used in investing activities related primarily to investments in real estate properties and joint ventures. Cash provided by investing activities related primarily to collection of notes receivable and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
      Net cash provided by financing activities totaled $444.9 million in 2005, $242.7 million in 2004 and $229.0 million in 2003. Cash provided by financing activities during each year was primarily attributable to proceeds from equity offerings and non-recourse mortgages offset by dividend and distribution payments and debt payments.
      UPREIT Structure. The Company’s UPREIT structure permits the Company to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP Units in operating partnerships controlled by the Company. All outstanding OP Units are redeemable at certain times for common shares on a one-for-one basis and substantially all outstanding OP Units require the Company to pay quarterly distributions to the holders of such OP Units. The Company accounts for outstanding OP Units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP Units are redeemed for common shares.
      The following table provides certain information with respect to such OP Units as of December 31, 2005 (assuming the Company’s annualized dividend rate remains at the current $1.46 per share).

			Current	Total
			Annualized	Current
	Total		Per OP	Annualized
Redeemable for	Number	Affiliate	Unit	Distribution
common shares:	of OP Units	OP Units	Distribution	($000)

At any time	3,476,236	1,404,015	$1.46	$5,075
At any time	1,199,652	65,874	1.08	1,296
At any time	108,724	52,144	1.12	122
January 2006	171,168	416	—	—
January 2006	231,763	120,662	1.46	338
February 2006	28,230	1,743	—	—
May 2006	9,368	—	0.29	3
May 2006	97,828	27,212	1.46	143
November 2006	397,102	44,858	1.46	580

	5,720,071	1,716,924	$1.32	$7,557

      Affiliate OP Units, which are included in total OP Units, represent OP Units held by the Chairman of the Company, E. Robert Roskind (including his affiliates) and the Vice Chairman and Chief Investment Officer of the Company, Richard J. Rouse.

Financing
      Revolving Credit Facility. The Company’s $200.0 million unsecured revolving credit facility, which expires June 2008, bears interest at 120-170 basis points over LIBOR depending on the leverage (as defined) of the Company. The credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of December 31, 2005, the Company was in compliance with all covenants, no borrowings were outstanding and $198.5 million was available to be borrowed. The Company has four letters of credit outstanding under the facility aggregating $1.5 million issued in accordance with provisions in certain non-recourse mortgages.
      Debt Service Requirements. The Company’s principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2005, a total of 98 of the Company’s 126 consolidated properties were subject to outstanding mortgages which had an aggregate principal amount of $1.2 billion, including properties included in discontinued operations. As of December 31, 2005, the weighted average interest rate on the Company’s outstanding debt was approximately 6.0%. The scheduled principal amortization payments for the next five years are as follows: $27.8 million in 2006, $35.7 million in 2007, $30.5 million in 2008, $31.6 million in 2009 and $30.5 million in 2010. Approximate balloon payment amounts, having a weighted average interest rate of 7.3%, due the next five years are as follows: $11.9 million in 2006, $0 in 2007, $59.0 million in 2008, $47.7 million in 2009 and $56.6 million in 2010. The ability of the Company to make such balloon payments will depend upon its ability to refinance the mortgage related thereto, sell the related property, have available amounts under its unsecured revolving credit facility or access other capital. The ability of the Company to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, the Company’s equity in the mortgaged properties, the financial condition of the Company, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.
      The Company expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration the Company’s cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In December 2005, the Company informed the lender for its Milpitas, California property that it will no longer make debt service payments and its intention is to complete a deed-in-lieu of foreclosure to satisfy the mortgage. The Company recorded a $12.1 million impairment charge in 2005 relating to this property.
Other
      Lease Obligations. Since the Company’s tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. For seventeen of the properties, the Company has a level of property operating expense responsibility. The Company generally funds property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, the Company would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2005, three properties were fully vacant.
      The Company’s tenants pay the rental obligations on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligations for each of the next five years is $1.2 million in 2006, $1.2 million in 2007, $1.2 million in 2008, $1.2 million in 2009 and $1.0 million in 2010. These amounts do not include payments due under bond leases in which a right of offset exists between the lease obligation of the Company and the debt service due to the Company.

Step Down Renewals
      The leases on the following properties contain renewal options, exercisable by the tenant, with rents per square foot less than that paid in 2005. The Company does not believe that any of these renewal options are bargain renewal options, and, accordingly, the renewal periods are excluded from straight-line rent calculations.

			Annual Rent
			per Net
			Rentable
	Tenant	Rentable	Square Foot —	Renewal Option Term and Renewal
Property Location	(Guarantor)	Square Feet	2005	Net Rent per Square Foot

295 Chipeta Way Salt Lake City, UT	Northwest Pipeline Corp.	295,000	$27.66	10/01/09 - 09/15/18: $11.73 plus base cost component ($.06) adjusted by CPI, plus ($.03)
450 Stern Street Oberlin, OH	Johnson Controls, Inc.	111,160	$6.29	12/23/06 - 12/22/11: $3.65 12/23/11 - 12/22/16: $4.20
46600 Port Street Plymouth, MI	Johnson Controls, Inc.	134,160	$6.89	12/23/06 - 12/22/11: $4.00 12/23/11 - 12/22/16: $4.60
541 Perkins Jones Road Warren, OH	Kmart Corp.	1,462,642	$6.40	10/01/07 - 09/30/12: $3.10
10/01/12 - 09/30/17: $3.10
10/01/17 - 09/30/22: $3.10
10/01/22 - 09/30/27: $3.10
10/01/27 - 09/30/32: $3.10
10/01/32 - 09/30/37: $3.10
10/01/37 - 09/30/42: FMV
10/01/42 - 09/30/47: FMV
10/01/47 - 09/30/52: FMV
				10/01/52 - 09/30/57: FMV
24100 Laguna Hills Mall Laguna Hills, CA	Federated Department Stores, Inc.	160,000	$4.24	04/17/14 - 04/16/29: $1.81 04/17/29 - 04/16/44: $1.81 04/17/44 - 04/16/50: $1.81
6910 S. Memorial Highway Tulsa, OK	Toys “R” Us, Inc.	43,123	$8.44	06/01/11 - 05/31/16: $5.92 06/01/16 - 05/31/21: $5.92 06/01/21 - 05/31/26: $5.92 06/01/26 - 05/31/31: $5.92
12535 S.E. 82nd Avenue Clackamas, OR	Toys “R” Us, Inc.	42,842	$10.06	06/01/11 - 05/31/16: $6.96 06/01/16 - 05/31/21: $6.96 06/01/21 - 05/31/26: $6.96 06/01/26 - 05/31/31: $6.96
18601 Alderwood Mall Boulevard Lynnwood, WA	Toys “R” Us, Inc.	43,105	$9.24	06/01/11 - 05/31/16: $6.48 06/01/16 - 05/31/21: $6.48 06/01/21 - 05/31/26: $6.48 06/01/26 - 05/31/31: $6.48
9580 Livingston Road Oxon Hill, MD	GFS Realty, Inc. (Giant Food, Inc.)	107,337	$1.91	03/01/14 - 02/29/19: $1.53 03/01/19 - 02/29/24: $1.53 03/01/24 - 02/29/29: $1.15 03/01/29 - 02/29/34: $1.15
Rockshire Village Center 2401 Wootton Parkway Rockville, MD	GFS Realty, Inc. (Giant Food, Inc.)	51,682	$2.57	06/01/27 - 05/31/37: $1.33 06/20/17 - 05/31/27: $1.78
590 Ecology Lane Chester, SC	Owens Corning	420,597	$5.22	01/01/21 - 12/31/25: $3.99 01/01/26 - 12/31/30: $4.41

      Contractual Obligations. The following summarizes the Company’s principal contractual obligations as of December 31, 2005 ($000’s):

						2011 and
	2006	2007	2008	2009	2010	thereafter	Total(3)

Mortgages payable - normal amortization	$27,804	$35,657	$30,481	$31,621	$30,517	$160,733	$316,813
Mortgages payable - balloon maturities	11,870	—	58,969	47,681	56,558	678,669	853,747
Purchase obligations	48,785	—	—	—	—	—	48,785
Credit facility(2)	—	—	—	—	—	—	—
Operating lease obligations(1)	1,856	1,851	1,823	1,225	995	12,140	19,890

	$90,315	$37,508	$91,273	$80,527	$88,070	$851,542	$1,239,235

(1)	Includes ground lease payments and office rent. Amounts disclosed through 2008 include rent for the Company’s principal executive office which is fixed through 2008 and adjusted to fair market value as determined at January 2009. Therefore, the amounts for 2009 and thereafter do not include principal executive office rent.

(2)	The Company has $1,521 in outstanding letters of credit.

(3)	The Company has approximately $27,700 of unfunded equity commitments to joint ventures. In addition, the joint venture agreements provide the partners, under certain circumstances, the ability to put their interest to the Company for cash or common shares. The aggregate contingent commitment as of December 31, 2005 is approximately $443,882 to be issued in common shares.
      Capital Expenditures. Due to the net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, as leases expire, the Company expects to incur costs in extending the existing tenant leases or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the unsecured revolving credit facility. As of December 31, 2005, the Company had entered into binding letters of intent to purchase two properties upon completion of (i) construction and commencement of rent from the tenants and/or (ii) the seller fulfilling its contractual obligation concerning certain deliverables. As of December 31, 2005 the aggregate estimated obligation was $48.8 million.
      Shares Repurchase. In September 1998, the Company’s Board of Trustees approved a funding limit for the repurchase of 1.0 million common shares/OP Units, and authorized any repurchase transactions within that limit. In November 1998, the Company’s Board of Trustees approved an additional 1.0 million common shares/OP Units for repurchase, thereby increasing the funding limit to 2.0 million common shares/OP Units available for repurchase. From September 1998 to March 2005, the Company has repurchased approximately 1.4 million common shares/OP Units at an average price of $10.62 per share/OP Unit. In November 2005, the Company’s Board of Trustees increased the remaining amount of common shares/OP Units eligible for repurchase, so that an aggregate of 2.0 million common shares/OP Units are available for repurchase under the Company’s share repurchase program. No common share/OP Unit repurchases have been made under this increased share repurchase program.
Comparison of 2005 to 2004
      Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2005 of $53.8 million, $47.8 million is attributable to increases in rental revenue. The remaining $6.0 million increase in gross revenues in 2005 was attributable to an increase in tenant reimbursements of $5.5 million and a $0.5 million increase in advisory fees. The increase in interest and amortization expense of $20.2 million is due to increased leverage incurred relating to acquisitions and has been partially offset by interest savings resulting from scheduled principal amortization payments, lower interest rates and mortgage satisfactions. The increase in depreciation and amortization of $32.0 million is due primarily to the growth in real estate and intangibles due to property acquisitions. The Company’s general and administrative expenses increased by $3.7 million primarily due to greater professional service fees ($0.4 million), personnel costs ($2.0 million), terminated deal costs ($0.3 million), technology costs ($0.3 million), insurance ($0.2 million) and rent ($0.2 million). The increase in property operating expenses of $12.7 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy. Debt satisfaction charges decreased by $4.5 million due to the payoff of certain mortgages in 2005 which resulted in a net gain. Impairment charges increased by $8.5 million due to an impairment of one property in 2005 of $12.1 million compared to an impairment charge in 2004 aggregating $3.6 million. The impairment charge in 2005 was recorded when the Company decided that it would no longer continue making debt service payments on a mortgage encumbering a property and would deliver the property to the lender as a deed in lieu of foreclosure to satisfy the mortgage. The Company incurred a $2.9 million write-off of assets relating to the bankruptcy of a tenant in its Dallas, Texas property in 2004. Non-operating income decreased $1.8 million primarily due to the decrease in reimbursement of certain costs from non-consolidated entities and a reduction of interest earned. The provision for income taxes decreased $1.3 million due to decreased earnings in taxable REIT subsidiaries primarily due to fewer properties held in the taxable REIT subsidiaries. Minority interest expense decreased by $0.3 million due to the decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities decreased $1.0 million due to a decrease in net income of non-consolidated entities, related primarily to increased depreciation. Net income decreased primarily due to the impact of items discussed above offset by an increase in total discontinued operations of $5.0 million. The total discontinued operations income increase was comprised of an increase in gains on sale of properties of $6.1 million, an increase in debt satisfaction charges of $0.7 million, a reduction in impairment charges of $2.0 million and a reduction in income from discontinued operations of $2.4 million. Net income allocable to common shareholders decreased due to the items discussed above plus an increase in preferred dividends of $9.5 million resulting from the issuance of preferred shares.
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
Comparison of 2004 to 2003
      Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2004 of $37.4 million, $32.7 million is primarily attributable to increases in rental revenue. The remaining $4.7 million increase in gross revenues in 2004 was attributable to an increase in tenant reimbursements of $1.2 million and a $3.5 million increase in advisory fees. The increase in interest and amortization expense of $10.7 million is due to increased leverage incurred relating to acquisitions and has been partially offset by interest savings resulting from scheduled principal amortization payments, lower interest rates and mortgage satisfactions. The increase in depreciation and amortization of $12.8 million is due, primarily to the growth in real estate and intangibles due to property acquisitions. The Company’s general and administrative expenses increased by $4.2 million primarily due to greater professional service fees ($1.2 million), personnel costs ($1.2 million), severance costs for a former officer ($0.5 million), trustee fees ($0.3 million) and investor relations/financial reporting ($0.2 million). The Company incurred a $2.9 million write-off of assets relating to the bankruptcy of the tenant in its Dallas, Texas property in 2004. The increase in property operating expenses of $3.2 million is due primarily to incurring property level operating expenses for properties in which the Company has operating expense responsibility and an increase in vacancy. Debt satisfaction charges decreased by $7.4 million due to the payoff of certain mortgages in 2003. Non-operating income increased $1.8 million primarily due to reimbursement of certain costs from non-consolidated entities and greater interest earned. The provision for income taxes increased by $0.9 million due to increased earnings in taxable REIT subsidiaries. Minority interest expense decreased by $1.0 million due to the decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities increased $1.5 million due to an increase in assets owned and net income of non-consolidated entities. Net income increased primarily due to the impact of items discussed above plus a $0.3 million increase in the total discontinued operations income. The total discontinued operations income increase was comprised of an increase in gains on sales of properties of $3.3 million, an increase in impairment charges of $2.8 million, a reduction in income from discontinued operations of $0.3 million and a reduction in debt satisfaction charges of $0.1 million. Net income allocable to common shareholders increased due to the items discussed above offset by an increase in preferred dividends of $3.6 million resulting from the issuance of preferred shares in 2004 and 2003.
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
Funds From Operations
      The Company believes that funds from operations (“FFO”) enhances an investor’s understanding of the Company’s financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper”, issued by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as “net income (or loss), computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” The Company included in the calculation of FFO the dilutive effect of the deemed conversion of its convertible OP Units and Series C Cumulative Convertible Preferred Shares. FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.
      The following table reflects the calculation of the Company’s FFO and cash flow activities for each of the years in the three year period ended December 31, 2005 ($000):

	2005	2004	2003

Net income allocable to common shareholders-basic	$16,260	$37,862	$30,257
Depreciation and amortization	71,044	39,894	27,634
Minority interests’ share of net income	1,910	2,570	4,039
Amortization of leasing commissions	547	647	812
Joint venture adjustment–depreciation	17,632	7,559	3,951
Preferred dividend — Series C	10,075	585	—
Gain on sale of properties	(11,578)	(5,475)	(2,191)
Gain on sale of properties-joint ventures	(1,740)	—	—

Funds From Operations	$104,150	$83,642	$64,502

Cash flows from operating activities	$112,559	$90,860	$71,815
Cash flows used in investing activities	(650,879)	(202,549)	(298,553)
Cash flows from financing activities	444,878	242,723	228,986

Recently Issued Accounting Standards
      In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as amended, (“SFAS 150”). SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. SFAS 150 has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The adoption of the required portions of SFAS 150 had no impact on the Company.
      In December 2004, the FASB issued Statement No. 123, (revised 2004) Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The impact of adopting this statement will result in the elimination of $11,401 of deferred compensation and additional paid-in-capital from shareholders’ equity. The adoption will not have a material impact on the Company’s results of operations.
      In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement did not have a material impact on the Company’s financial position or results of operations.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement is not expected to have a material impact on the Company’s financial position or results of operations.
      In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 is not expected to have a material impact on the Company’s financial position or results of operations.
      In 2005, the EITF released Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-6 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-6 did not have a material impact on the Company’s financial position or results of operations.
Off-Balance Sheet Arrangements
      Non-Consolidated Real Estate Entities. As of December 31, 2005, the Company has investments in various real estate entities with varying structures. These investments include the Company’s 33 1/3% non-controlling interest in Lexington Acquiport Company, LLC; its 25% non-controlling interest in Lexington Acquiport Company II, LLC; its 40% non-controlling interest in Lexington Columbia LLC; its 30% non-controlling interest in Lexington/Lion Venture L.P.; its 30% non-controlling interest in Triple Net Investment Company LLC; its 33 1/3% non-controlling interest in Lexington Durham Limited Partnership; its 32.3% non-controlling interest in Lexington Strategic Asset Corp. and through Oklahoma City, its 40% non-controlling tenancy in common interest in real property. The properties owned by these entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
      The Company invests in entities with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See footnote 6 to the condensed consolidated financial statements for summary combined balance sheet and income statement data relating to these entities.
      In addition, the Company has issued $1.5 million in letters of credit.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
      The Company’s exposure to market risk relates to its debt. As of December 31, 2005 and 2004, the Company’s variable rate indebtedness represented 1.0% and 1.8%, respectively, of total mortgages and notes payable. During 2005 and 2004, this variable rate indebtedness had a weighted average interest rate of 6.0% and 3.6%, respectively. Had the weighted average interest rate been 100 basis points higher the Company’s net income would have been reduced by $0.3 million and $0.3 million in 2005 and 2004, respectively. As of December 31, 2005 and 2004, the Company’s fixed rate debt, including discontinued operations, was $1,158.7 million and $752.2 million, respectively, which represented 99.0% and 98.2%, respectively, of total long-term indebtness. The weighted average interest rate as of December 31, 2005 of fixed rate debt was 6.0%, which is approximately 82 basis points higher than the weighted average fixed rate debt obtained by the Company during 2005. The weighted average interest rate as of December 31, 2004 of fixed rate debt was 6.6%. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company’s net income would have been reduced by $10.3 million and $6.5 million, for years ended December 31, 2005 and 2004, respectively.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING
      Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.
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
      Based upon the assessment performed, management believes that the Company’s internal controls over financial reporting are effective as of December 31, 2005. In addition, KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified attestation report on management’s assessment of the Company’s internal controls over financial reporting which is included on page 53.

Item 8.	Financial Statements and Supplementary Data
LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Shareholders
Lexington Corporate Properties Trust:
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Lexington Corporate Properties Trust (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements and financial statement schedule as listed in the accompanying index, and our report dated March 10, 2006 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
New York, New York
March 10, 2006

Report of Independent Registered Public Accounting Firm
The Shareholders
Lexington Corporate Properties Trust:
      We have audited the accompanying consolidated financial statements of Lexington Corporate Properties Trust and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Corporate Properties Trust and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
New York, New York
March 10, 2006

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
($000 except per share amounts)
Years ended December 31,

	2005	2004

ASSETS
Real estate, at cost
Buildings and building improvements	$1,608,175	$1,182,171
Land and land estates	259,682	210,764
Land improvements	2,044	2,154
Fixtures and equipment	13,214	12,783

	1,883,115	1,407,872
Less: accumulated depreciation	241,188	180,610

	1,641,927	1,227,262
Properties held for sale — discontinued operations	49,397	13,216
Intangible assets (net of accumulated amortization of $13,277 in 2005 and $3,101 in 2004)	128,775	54,736
Investment in and advances to non-consolidated entities	191,146	132,738
Cash and cash equivalents	53,515	146,957
Deferred expenses (net of accumulated amortization of $4,740 in 2005 and $4,896 in 2004)	13,582	7,860
Rent receivable — current	7,673	4,123
Rent receivable — deferred	24,778	23,923
Notes receivable from affiliate	—	45,800
Notes receivable	11,050	—
Other assets, net	38,389	40,471

	$2,160,232	$1,697,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$1,139,971	$765,144
Liabilities — discontinued operations	32,145	1,688
Accounts payable and other liabilities	13,250	12,406
Accrued interest payable	5,859	5,808
Prepaid rent	10,054	3,818
Deferred revenue	6,271	4,173

	1,207,550	793,037
Minority interests	61,372	56,759

	1,268,922	849,796

Commitments and contingencies (notes 6, 7, 8 and 13)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares;
Series B Cumulative Redeemable Preferred, liquidation preference, $79,000, 3,160,000 shares issued and outstanding in 2005 and 2004	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000 and $135,000 in 2005 and 2004, respectively; 3,100,000 and 2,700,000 shares issued and outstanding in 2005 and 2004, respectively	150,589	131,126
Common shares, par value $0.0001 per share, authorized 160,000,000 and 80,000,000 shares in 2005 and 2004, respectively; 52,155,855 and 48,621,273 shares issued and outstanding in 2005 and 2004, respectively	5	5
Additional paid-in-capital	848,564	766,882
Deferred compensation, net	(11,401)	(8,692)
Accumulated distributions in excess of net income	(172,762)	(118,346)

Total shareholders’ equity	891,310	847,290

	$2,160,232	$1,697,086

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIS TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Income
($000 except per share amounts)
Years ended December 31,

	2005	2004	2003

Gross revenues:
Rental	$180,871	$133,050	$100,355
Advisory fees	5,365	4,885	1,429
Tenant reimbursements	10,896	5,429	4,190

Total gross revenues	197,132	143,364	105,974
Expense applicable to revenues:
Depreciation and amortization	(70,906)	(38,928)	(26,106)
Property operating	(23,494)	(10,756)	(7,590)
General and administrative	(17,612)	(13,877)	(9,652)
Impairment charges	(12,050)	(3,584)	—
Non-operating income	1,519	3,272	1,426
Interest and amortization expense	(65,065)	(44,857)	(34,168)
Debt satisfaction gain (charges), net	4,409	(56)	(7,459)
Write-off — tenant bankruptcy	—	(2,884)	—

Income before benefit (provision) for income taxes, minority interests, equity in earnings of non-consolidated entities and discontinued operations	13,933	31,694	22,425
Benefit (provision) for income taxes	150	(1,181)	(259)
Minority interests	(2,111)	(2,414)	(3,462)
Equity in earnings of non-consolidated entities	6,220	7,194	5,707

Income from continuing operations	18,192	35,293	24,411

Discontinued operations, net of minority interests
Income from discontinued operations	4,479	6,830	7,138
Debt satisfaction charges	(725)	—	(91)
Impairment charges	(829)	(2,791)	—
Gains on sales of properties	11,578	5,475	2,191

Total discontinued operations	14,503	9,514	9,238

Net income	32,695	44,807	33,649
Dividends attributable to preferred shares — Series B	(6,360)	(6,360)	(3,392)
Dividends attributable to preferred shares — Series C	(10,075)	(585)	—

Net income allocable to common shareholders	$16,260	$37,862	$30,257

Income per common share — basic:
Income from continuing operations	$0.04	$0.61	$0.62
Income from discontinued operations	0.29	0.20	0.27

Net income	$0.33	$0.81	$0.89

Weighted average common shares outstanding — basic	49,835,773	46,551,328	34,074,935

Income per common share — diluted:
Income from continuing operations	$0.04	$0.59	$0.61
Income from discontinued operations	0.29	0.21	0.27

Net income	$0.33	$0.80	$0.88

Weighted average common shares outstanding — diluted	49,902,649	52,048,909	34,277,439

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
($000 except per share amounts)
Years ended December 31,

							Accumulated	Notes
	Number of		Number of		Additional	Deferred	Distributions	Receivable	Total
	Preferred		Common		Paid-in	Compensation,	In Excess of	Officers /	Shareholders’
	Shares	Amount	Shares	Amount	Capital	net	Net Income	Shareholders	Equity

Balance at December 31, 2002	—	$—	29,742,160	$3	$414,989	$(1,766)	$(77,777)	$(2,473)	$332,976
Net income	—	—	—	—	—	—	33,649	—	33,649
Dividends paid to common shareholders ($1.34 per share)	—	—	—	—	—	—	(45,777)	—	(45,777)
Dividends paid to preferred shareholders ($0.5702 per share)	—	—	—	—	—	—	(1,802)	—	(1,802)
Issuance of common shares, net	—	—	10,810,177	1	188,985	(5,887)	—	—	183,099
Issuance of preferred shares, net	3,160,000	76,315	—	—	—	—	—	—	76,315
Amortization of deferred compensation	—	—	—	—	—	1,388	—	—	1,388
Repayments on notes	—	—	(158,224)	—	(2,473)	—	—	2,473	—

Balance at December 31, 2003	3,160,000	76,315	40,394,113	4	601,501	(6,265)	(91,707)	—	579,848
Net income	—	—	—	—	—	—	44,807	—	44,807
Dividends paid to common shareholders ($1.40 per share)	—	—	—	—	—	—	(65,086)	—	(65,086)
Dividends paid to preferred shareholders ($2.0125 per share)	—	—	—	—	—	—	(6,360)	—	(6,360)
Issuance of common shares, net	—	—	7,939,272	1	161,572	(4,381)	—	—	157,192
Issuance of preferred shares, net	2,700,000	131,126	—	—	—	—	—	—	131,126
Amortization of deferred compensation	—	—	—	—	—	1,954	—	—	1,954
Reclass of common shares from mezzanine equity	—	—	287,888	—	3,809	—	—	—	3,809

Balance at December 31, 2004	5,860,000	207,441	48,621,273	5	766,882	(8,692)	(118,346)	—	847,290
Net income	—	—	—	—	—	—	32,695	—	32,695
Dividends paid to common shareholders ($1.44 per share)	—	—	—	—	—	—	(72,617)	—	(72,617)
Dividends paid to preferred shareholders ($2.0125 per share)	—	—	—	—	—	—	(6,360)	—	(6,360)
Dividends paid to preferred shareholders ($2.62 per share)	—	—	—	—	—	—	(8,134)	—	(8,134)
Issuance of common shares, net	—	—	3,534,582	—	81,682	(5,575)	—	—	76,107
Issuance of preferred shares, net	400,000	19,463	—	—	—	—	—	—	19,463
Amortization of deferred compensation	—	—	—	—	—	2,866	—	—	2,866

Balance at December 31, 2005	6,260,000	$226,904	52,155,855	$5	$848,564	$(11,401)	$(172,762)	$—	$891,310

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
($000 except per share amounts)
Years ended December 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$32,695	$44,807	$33,649
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	73,034	41,710	29,572
Minority interests	2,165	2,983	4,276
Gains on sales of properties	(11,578)	(5,475)	(2,191)
Debt satisfaction gain, net	(4,536)	—	—
Impairment charges	12,879	6,375	—
Write-off-tenant bankruptcy	—	2,884	—
Straight-line rents	(3,447)	(3,395)	(3,790)
Other non-cash charges	4,196	2,556	2,026
Equity in earnings of non-consolidated entities	(6,220)	(7,194)	(5,707)
Distributions from non-consolidated entities	14,663	5,294	8,495
Deferred tax assets	(466)	(2,026)	—
Increase in accounts payable and other liabilities	(788)	1,710	1,708
Other adjustments, net	(38)	631	3,777

Net cash provided by operating activities	112,559	90,860	71,815

Cash flows from investing activities:
Net proceeds from sales/transfers of properties	96,685	101,367	34,943
Investments in real estate properties and intangible assets	(759,656)	(203,678)	(327,435)
Investments in and advances to non-consolidated entities	(41,943)	(86,171)	(6,824)
Investment in convertible mortgage receivable	—	(19,800)	—
Collection (issuance) of notes from affiliate	45,800	(32,800)	(2,331)
Collection of notes from non-affiliate	3,488	—	—
Real estate deposits	1,579	1,180	(23,222)
Net sale proceeds distributed from non-consolidated entity	3,541	—	—
Distribution of loan proceeds from non-consolidated entities	6,559	38,527	26,899
Increase in deferred leasing costs	(2,919)	(207)	(1,034)
Change in escrow deposits and restricted cash	(4,013)	(967)	451

Net cash used in investing activities	(650,879)	(202,549)	(298,553)

Cash flows from financing activities:
Proceeds of mortgages and notes payable	516,520	159,760	90,882
Change in credit facility borrowing, net	—	(94,000)	63,000
Dividends to common and preferred shareholders	(87,111)	(71,446)	(47,579)
Dividend reinvestment plan proceeds	13,815	10,608	7,095
Principal payments on debt, excluding normal amortization	(50,936)	(6,543)	(107,942)
Principal amortization payments	(25,313)	(19,704)	(16,121)
Debt deposits	1,334	(1,384)	121
Origination fee amortization payments	—	(29)	(406)
Proceeds from the sale of common/preferred shares, net	80,671	275,644	250,467
Contributions from minority partners	9,412	—	—
Cash distributions to minority partners	(7,028)	(8,975)	(6,618)
Increase in deferred financing costs	(6,403)	(1,087)	(3,913)
Common shares/partnership units repurchased	(83)	(121)	—

Net cash provided by financing activities	444,878	242,723	228,986

Cash attributable to newly consolidated entity	—	—	1,578

Change in cash and cash equivalents	(93,442)	131,034	3,826
Cash and cash equivalents, beginning of year	146,957	15,923	12,097

Cash and cash equivalents, end of year	$53,515	$146,957	$15,923

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
($000 except per share amounts)

(1)	The Company
      Lexington Corporate Properties Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2005, the Company owned or had interests in 189 properties in 39 states. The real properties owned by the Company are generally subject to triple net leases to corporate tenants, however sixteen provide for operating expense stops and one is subject to a modified gross lease. As of December 31, 2004, the Company owned or had interests in 154 properties in 37 states.
      The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS will be subject to federal income taxes on the income from these activities.
      The Company’s Board of Trustees authorized the Company to repurchase, from time to time, up to 2.0 million common shares and/or operating partnership units (“OP Units”) in its three controlled operating partnership subsidiaries, depending on market conditions and other factors. As of December 31, 2005, the Company repurchased approximately 1.4 million common shares/ OP Units at an average price of approximately $10.62 per common share/ OP Unit. In November 2005, the Board of Trustees authorized the repurchase of up to a maximum of 2.0 million additional common shares/OP Units. No repurchases have been made under this authorization.

(2)	Summary of Significant Accounting Policies
      Basis of Presentation and Consolidation. The Company’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), Net 3 Acquisition L.P. (“Net 3”), Lexington Realty Advisors, Inc. (“LRA”), Lexington Contributions, Inc. (“LCI”) and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II, Net 3 and Six Penn Center L.P. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity and the Company controls the entity’s voting shares or similar rights, the entity is consolidated.
      Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, OP Units, put options of certain partners’ interests in non-consolidated entities and convertible preferred shares.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

Recently Issued Accounting Standards.
      FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as amended, (“SFAS 150”), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For the Company, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. SFAS 150 has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The adoption of the required portions of SFAS 150 had no impact on the Company.
      In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004) Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The impact of adopting this statement will result in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the Consolidated Statements of Changes in Shareholders’ Equity. The adoption will not have a material impact on the Company’s results of operations.
      In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29 (“SFAS 153”). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for non-monetary asset exchanges, occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement did not have a material impact on the Company’s financial position or results of operations.
      In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company’s consolidated financial position or results of operations.
      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154”) which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement is not expected to have a material impact on the Company’s financial position or results of operations.
      In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 is not expected to have a material impact on the Company’s financial position or results of operations.
      In 2005, the EITF released Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-6 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-6 did not have a material impact on the Company’s financial position or results of operations.
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
      The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.
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
($000 except per share amounts)
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
      Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.
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
      Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2005 and 2004, the Company did not record an allowance for doubtful accounts.
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
      Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods ranging from 8 to 40 years, land improvements from 15 to 20 years, and fixtures and equipment from 5 to 16 years.
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

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      Properties Held For Sale. The Company accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Income. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.
      Investments in non-consolidated entities. The Company accounts for its investments in less than 50% owned entities under the equity method, unless pursuant to FIN 46R consolidation is required.
      Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.
      Deferred Compensation. Deferred compensation consists of the value of non-vested common shares issued by the Company to employees. The deferred compensation is amortized ratably over the vesting period which generally is five years. Certain common shares vest only when certain performance based measures are met.
      Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.
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
      A summary of the average taxable nature of the Company’s common dividends for each of the years in the three year period ended December 31, 2005, is as follows:

	2005	2004	2003

Total dividends per share	$1.44	$1.40	$1.34

Ordinary income	87.29%	84.09%	68.94%
Short-term capital gain	—	—	—
15% rate — qualifying dividend	1.04	6.82	—
15% rate gain	8.72	0.34	3.10
20% rate gain	—	—	—
25% rate gain	2.95	2.28	0.70
Return of capital	—	6.47	27.26

	100.00%	100.00%	100.00%

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      A summary of the average taxable nature of the Company’s dividend on Series B Cumulative Redeemable Preferred Shares for each of the years in the three year period ended December 31, 2005, is as follows:

	2005	2004	2003

Total dividends per share	$2.0125	$2.0125	$0.5702

Ordinary income	87.29%	89.91%	89.20%
15% rate — qualifying dividend	1.04	7.29	—
15% rate gain	8.72	0.37	8.05
25% rate gain	2.95	2.43	2.75

	100.00%	100.00%	100.00%

      A summary of the average taxable nature of the Company’s dividend on Series C Cumulative Convertible Preferred Shares for the year ended December 31, 2005, is as follows:

2005

Total dividends per share	$2.6239

Ordinary income	87.29%
15% rate — qualifying dividend	1.04
15% rate gain	8.72
25% rate gain	2.95

100.00%

      Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.
      Common Share Options. The Company has elected to continue to account for its option plan under the recognition provisions of Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees.” Accordingly, no compensation cost has been recognized in the Consolidated Statements of Income with regard to options granted.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding common share option awards in each period:

	2005	2004	2003

Net income allocable to common shareholders, as reported — basic	$16,260	$37,862	$30,257
Add: Stock based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	6	255	509

Pro forma net income — basic	$16,254	$37,607	$29,748

Net income per share — basic
Basic — as reported	$0.33	$0.81	$0.89

Basic — pro forma	$0.33	$0.81	$0.87

Net income allocable to common shareholders, as reported — diluted	$16,260	$41,615	$30,257
Add: Stock based employee compensation expense included in reported net income	—	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	6	255	509

Pro forma net income — diluted	$16,254	$41,360	$29,748

Net income per share — diluted
Diluted — as reported	$0.33	$0.80	$0.88

Diluted — pro forma	$0.33	$0.79	$0.87

      The value of common share options issued in 2003 was estimated to be $2.42. There were no common share options issued in 2005 and 2004. Effective January 1, 2006, the Company adopted the provisions of SFAS 123R.
      Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2005, the Company is not aware of any environmental matter that could have a material impact on the financial statements.
      Segment Reporting. The Company operates in one industry segment, investment in single tenant, net leased real properties.
      Reclassifications. Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation including reclassifying certain income statement captions for properties held for sale as of December 31, 2005 and properties sold during 2005, which are presented as discontinued operations.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

(3)	Earnings Per Share
      The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2005:

	2005	2004	2003

BASIC
Income from continuing operations	$18,192	$35,293	$24,411
Less — dividends attributable to preferred shares	(16,435)	(6,945)	(3,392)

Income attributable to common shareholders from continuing operations	1,757	28,348	21,019
Total discontinued operations	14,503	9,514	9,238

Net income attributable to common shareholders	$16,260	$37,862	$30,257

Weighted average number of common shares outstanding	49,835,773	46,551,328	34,074,935

Income per common share - basic:
Income from continuing operations	$0.04	$0.61	$0.62
Income from discontinued operations	0.29	0.20	0.27

Net income	$0.33	$0.81	$0.89

DILUTED
Income attributable to common shareholders from continuing operations - basic	$1,757	$28,348	$21,019
Add — incremental income attributable to assumed conversion of dilutive interests	—	2,416	—

Income attributable to common shareholders from continuing operations	1,757	30,764	21,019
Income from discontinued operations	14,503	10,851	9,238

Net income attributable to common shareholders	$16,260	$41,615	$30,257

Weighted average number of shares used in calculation of basic earnings per share	49,835,773	46,551,328	34,074,935
Add — incremental shares representing:
Shares issuable upon exercise of employee share options	66,876	131,415	202,504
Shares issuable upon conversion of dilutive interests	—	5,366,166	—

Weighted average number of shares used in calculation of diluted earnings per common share	49,902,649	52,048,909	34,277,439

Income per common share - diluted:
Income from continuing operations	$0.04	$0.59	$0.61
Income from discontinued operations	0.29	0.21	0.27

Net income	$0.33	$0.80	$0.88

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

(4)	Investments in Real Estate and Intangible Assets
      During 2005 and 2004, the Company made acquisitions, excluding acquisitions made directly by non-consolidated entities totaling $733,830 and $467,940, respectively. These amounts include properties purchased by the Company that were subsequently transferred to non-consolidated entities. During 2004, the Company issued a $19,800 convertible mortgage note secured by a property in Carrollton, Texas. The note, which bore interest at 8.20%, provided for interest only payments through December 2004. In December 2004, the Company exercised its option to purchase the property by converting the note and paying $2,190 in cash. This purchase is included in the amount above.
      In 2005, the Company contributed seven properties, including intangible assets, to various non-consolidated entities for $124,706, which approximated cost, and the non-consolidated entities assumed $36,041 in non-recourse mortgages. The Company received a cash payment of $55,534 relating to these contributions. In 2004, the Company contributed eight properties, including intangible assets, to various non-consolidated entities for $196,982 which approximated cost, and the non-consolidated entities assumed $97,641 in non-recourse debt. The Company received a cash payment of $68,203 related to these contributions.
      The Company sold to unrelated parties, seven properties in 2005, eight properties in 2004 and four properties in 2003, for aggregate net proceeds of $41,151, $36,651 and $11,094, respectively, which resulted in gains in 2005, 2004 and 2003 of $11,578, $5,475 and $2,191, respectively, which are included in discontinued operations. During 2004, the tenant in the Company’s Dallas, Texas property filed for bankruptcy and disaffirmed the lease resulting in the Company writing-off $2,884 of assets.
      During 2005, the Company recorded an impairment charge of $12,050 relating to one property when the property became vacant in the fourth quarter of 2005 and the Company notified the lender of its intention to cease making debt service payments on the related non-recourse mortgage. The charge was determined based upon the difference between the carrying cost of the property of $17,253 and the estimated fair market value of $5,203 determined by the Company based upon the estimated discounted cash flow technique. The impairment charge of $3,584 recognized in 2004 and included in continuing operations relates to a property that was originally classified as held for sale in 2004 but was reclassified as held for investment in 2005.
      For properties acquired during 2005 and owned as of December 31, 2005, the components of intangible assets and their respective weighted average lives are as follows:

		Weighted
		Average
	Costs	Life (yrs)

Lease origination costs	$54,938	10.8
Customer relationships	20,796	7.9
Above - market leases	9,952	10.1
Below - market leases	1,596	7.4

	$87,282

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      As of December 31, 2005 and 2004 the components of intangible assets are as follows:

	2005	2004

Origination costs	$98,229	$44,625
Customer relationships	26,416	5,620
Above-market leases	13,508	4,876
Below-market leases	3,899	2,716

	$142,052	$57,837

      The estimated amortization expense of the above intangibles for each of the next five years is $13,771. The liabilities related to the below-market leases are included in deferred revenue.

(5)	Discontinued Operations and Assets Held For Sale
      At December 31, 2005, the Company had three properties held for sale with aggregate assets of $49,397 and liabilities, principally mortgage notes payable, aggregating $32,145. As of December 31, 2004, the Company had four properties held for sale, with aggregate assets of $13,216 and liabilities of $1,688, three of which were sold in 2005 and one of which was reclassified as held for investment and depreciated. In 2005 and 2004, the Company recorded impairment charges of $829 and $2,791, respectively, related to discontinued operations.
      The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,

	2005	2004	2003

Total gross revenues	$7,309	$11,668	$13,025
Pre-tax income, including gains on sales	$14,503	$9,514	$9,398
      During 2005, the Company sold one property for an aggregate sales price of $14,500 and provided $11,050 in secured financing to the buyer at a rate of 5.46% which matures on August 1, 2015. The note is interest only through August 2007 and requires annual debt service payments of $750 thereafter and a balloon payment of $9,688 at maturity. In addition, annual real estate tax and insurance escrows are required.

(6)	Investment in Non-Consolidated Entities
      The Company has investments in various real estate joint ventures. The business of each joint venture is to acquire, finance, hold for investment or sell single tenant net leased real estate.
Lexington Acquiport Company, LLC (Company has 33 1/3% interest.)
      Lexington Acquiport Company, LLC (“LAC”), is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund (“CRF”). The joint venture agreement expires in December 2011. The Company and CRF originally committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. The partners agreed that they would close the funding obligations to LAC. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of the purchase price of each property investment. All allocations of profit, loss and cash flows from LAC are made one-third to the Company and two-thirds to CRF.
      During 2005, LAC sold a property for net proceeds of $23,496 which resulted in a gain of $5,219.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
Lexington Acquiport Company II, LLC (Company has 25% interest.)
      During 2001, the Company and CRF announced the formation of Lexington Acquiport Company II, LLC (“LAC II”). The Company and CRF have committed $50,000 and $150,000, respectively. In addition to the fees LRA currently earns on acquisitions and asset management in LAC, LRA will also earn 50 basis points on all mortgage debt directly placed in LAC II. All allocations of profit, loss and cash flows from LAC II will be allocated 25% to the Company and 75% to CRF. As of December 31, 2005 and 2004, $135,088 and $76,494, respectively, had been funded by the members.
      CRF can presently elect to put their equity position in LAC and LAC II to the Company. The Company has the option of issuing common shares for the fair market value of CRF’s equity position (as defined) or cash for 110% of the fair market value of CRF’s equity position. The per common share value of shares issued for CRF’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date (ii) the Company’s funds from operations per share (as defined) multiplied by 8.5 or (iii) $13.40 for LAC properties and $15.20 for LAC II properties. The Company has the right not to accept any property (thereby reducing the fair market value of CRF’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If CRF exercised this put, it is the Company’s current intention to settle this amount in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.
      During 2005, LAC II purchased four properties for a capitalized cost of $181,867, two of which were transferred from the Company for $52,125. LAC II partially funded these acquisitions by the use of $124,155 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.2% to 5.9% and mature at various dates ranging from 2013 to 2020.
      During 2004, LAC II purchased nine properties for a capitalized cost of $239,683, four of which were transferred from the Company for $131,596. LAC II partially funded these acquisitions by the use of $118,690 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.3% to 6.3% and mature at various dates ranging from 2014 to 2019. In addition, LAC II borrowed $45,800 in non-recourse mortgages, with stated interest rates ranging from 5.0% to 5.2%, from the Company for these acquisitions, which was repaid in 2005.
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
($000 except per share amounts)
Lexington/ Lion Venture L.P. (The Company has a 30% interest.)
      Lexington/ Lion Venture L.P. (LION) was formed on October 1, 2003 by the Company and CLPF-LXP/ Lion Venture GP, LLC (Clarion), to invest in high quality single tenant net leased retail, office and industrial real estate. The limited partnership agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the partnership agreement. The limited partnership agreement provided for the Company and Clarion to invest up to $30,000 and $70,000, respectively, and to leverage these investments up to a maximum of 60%. During 2004, the Company and Clarion increased their equity commitment by $25,714 and $60,000, respectively. As of December 31, 2005 and 2004, $187,289 and $149,641, respectively had been funded by the partners, and as of December 31, 2005, all funding requirements have been met. LRA earns acquisition and asset management fees as defined in the operating agreement. All allocation of profit, loss and cash flows are made 30% to the Company and 70% to Clarion until each partner receives a 12% internal rate of return. The Company is eligible to receive a promoted interest of 15% of the internal rate of return in excess of 12%. No promoted interest was earned in 2005 or 2004 by the Company.
      Clarion can elect to put their equity position in LION to the Company. The Company has the option of issuing common shares for the fair market value of Clarion’s equity position (as defined) or cash for 100% of the fair market value of Clarion’s equity position. The per common share value of shares issued for Clarion’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date (ii) the Company’s funds from operations per share (as defined) multiplied by 9.5 or (iii) $19.98. The Company has the right not to accept any property (thereby reducing the fair market value of Clarion’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If Clarion exercises this put, it is the Company’s current intention to settle this amount in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.
      During 2005, LION purchased three properties for a capitalized cost of $92,400. These acquisitions were partially funded by $54,780 in non-recourse mortgages which bear interest at fixed rates ranging from 5.0% to 5.6% and mature at various dates ranging from 2012 to 2019.
      During 2004, LION purchased ten properties for a capitalized cost of $291,254, one of which was transferred from the Company for $20,727. These acquisitions were partially funded by $173,292 in non-recourse mortgage which bear interest at fixed rates (including imputed rates) ranging from 4.8% to 6.8% and mature at various dates ranging from 2009 to 2019. Of the total mortgages incurred in 2004 of $173,292, $18,936 is an imputed value based on a 6.0% market rate. The face value of the mortgage was $17,380 with a stated interest rate of 7.3%.
Triple Net Investment Company LLC (The Company has a 30% interest.)
      In June 2004, the Company entered into a joint venture agreement with the State of Utah Retirement Systems (“Utah”). The joint venture entity, Triple Net Investment Company, LLC (“TNI”), was created to acquire high quality office and industrial properties net leased to investment and non-investment grade single tenant users, however TNI has acquired retail properties. The operating agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the operating agreement. The Company and Utah initially committed to make equity contributions to TNI of $15,000 and $35,000, respectively. In December 2004, the Company and Utah increased their contribution by $21,429 and $50,000, respectively. As of December 31, 2005 and 2004, $83,015 and $39,946, respectively had been funded. In addition, TNI finances a portion of acquisition costs through the use of non-recourse mortgages. During 2005, TNI made three acquisitions aggregating $126,781. The acquisitions were partially funded through the use of $83,327 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.1% to 5.2% and mature at various dates ranging in 2012 and 2013.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
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
      Utah can elect to put their equity position in TNI to the Company. The Company has the option of issuing common shares for the fair market value of Utah’s equity position (as defined) or cash for 100% of the fair market value of Utah’s equity position. The per common share value of shares issued for Utah’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date (ii) the Company’s funds from operations per share (as defined) multiplied by 12.0 or (iii) $21.87. The Company has the right not to accept any property (thereby reducing the fair market value of Utah’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If Utah exercises this put, it is the Company’s current intention to settle this obligation in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.
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
Oklahoma City (The Company owns a 40% tenancy in common interest in a real property.)
      Oklahoma City (“TIC”) is a tenancy in common established in 2005. The Company sold, at cost, a 60% tenancy in common interest in one of the properties it acquired during 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt.
Lexington Strategic Asset Corp. (The Company has a 32.3% interest.)
      Lexington Strategic Asset Corp. (“LSAC”) was established in 2005. During 2005, the Company contributed four properties at a carrying value of $50,821 (three of which were subject to non-recourse mortgages of $21,293) plus financing deposits to LSAC in exchange for 3,319,600 common shares of LSAC at a value of $10.00 per share. In addition, LSAC sold 6,738,000 common shares, at $10.00 per common share, generating net proceeds of $61,595, after deducting offering costs and expenses. The mortgages bear interest at rates ranging from 5.1% to 5.3% and mature in 2015. LRA is the advisor of LSAC. LRA earns a base advisory fee of (i) 1.75% of LSAC’s shareholders’ equity, as defined, up to $500,000 and 1.50% of LSAC’s shareholders’ equity in excess of $500,000 and (ii) incentive advisory fees (promoted interest) based upon LSAC’s performance. The Company granted certain officers the right to 40% of the promoted interest earned by LRA. Also, certain officers purchased 220,000 common shares of LSAC at its formation for $110 and an additional 100,000 common shares in the offering for $1,000. During 2005, LSAC acquired two properties for an aggregate capitalized cost of $25,036. In addition, LSAC obtained a $10,100 non-recourse mortgage note, secured by one property, which bears interest at 5.46% and matures in 2020.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
Summarized Financial Data
      Summarized combined balance sheets as of December 31, 2005 and 2004 and income statements for the years ending December 31, 2005, 2004, and 2003 for these non-consolidated entities are as follows:

	2005	2004

Real estate, net	$1,384,361	$1,033,801
Other assets	267,310	121,307

	$1,651,671	$1,155,108

Mortgage payable	$993,454	$659,524
Mortgages payable - the Company	—	45,800
Other liabilities	26,767	16,244
The Company’s capital	192,466	133,381
Other partners/members capital	438,984	300,159

	$1,651,671	$1,155,108

	2005	2004	2003

Revenues	$145,830	$83,387	$50,857
Expenses, net	132,878	62,764	34,353
Debt satisfaction charge	1,952	—	—
Gain on sale of property	5,219	—	—

Net income	$16,219	$20,623	$16,504

      The Company, through LRA, earns advisory fees from these non-consolidated entities for services related to acquisitions, asset management and debt placement. In addition, the Company earns asset management fees for advising third parties. During the years ended December 31, 2005 and 2004, the Company recognized the following fees:

Fees	2005	2004

Acquisition	$2,363	$3,226
Asset management	2,710	1,314
Debt placement	292	345

	$5,365	$4,885

      In addition, the Company received $1,240 in reimbursed costs from the partners of the non-consolidated entities during 2004.

(7)	Mortgages and Notes Payable
      The following table sets forth certain information regarding the Company’s mortgage and notes payable as of December 31, 2005 and 2004:

					2006 Estimated
				Maturity	Annual Debt	Balloon
Property Level Debt — Fixed Rate	2005	2004	Interest Rate	(Mo/Yr)	Service (h)	Payment

Warren, OH(d)	$11,313	$16,412	7.000%	10-07	$6,160	$—

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

					2006 Estimated
				Maturity	Annual Debt	Balloon
Property Level Debt — Fixed Rate	2005	2004	Interest Rate	(Mo/Yr)	Service (h)	Payment

Bristol, PA	9,514	9,627	7.400%	02-08	831	9,262
Boca Raton, FL(f)	15,275	15,275	5.250%	03-08	802	15,275
Decatur, GA	6,420	6,562	6.720%	06-08	579	6,049
Phoenix, AZ	13,558	13,907	7.890%	06-08	1,434	12,591
Palm Beach Gardens, FL	10,966	11,160	7.010%	06-08	970	10,418
Canton, OH	3,171	3,252	7.150%	08-08	313	2,936
Spartanburg, SC	2,634	2,700	7.150%	08-08	260	2,438
Florence, SC	9,065	9,237	7.500%	02-09	869	8,443
Canton, OH	1,057	1,330	9.490%	02-09	388	—
Baton Rouge, LA	1,751	1,827	7.375%	03-09	208	1,478
Livonia, MI (2 properties)	10,770	10,904	7.800%	04-09	992	10,236
Bristol, PA	5,769	5,916	7.250%	04-09	571	5,228
Westland, MI	2,109	2,545	10.500%	09-09	683	—
Salt Lake City, UT	9,388	11,474	7.610%	10-09	2,901	—
High Point, NC	8,585	8,786	5.750%	10-09	695	7,741
Hebron, OH	16,132	16,311	8.100%	02-10	1,511	15,257
Hampton, VA	7,147	4,432	8.270%	04-10	677	6,758
Hampton, VA	4,383	7,227	8.260%	04-10	415	4,144
Tampa, FL	8,156	5,970	6.930%	08-10	674	7,603
Tampa, FL	5,899	8,253	6.880%	08-10	485	5,495
Herndon, VA	18,458	18,642	8.180%	12-10	1,723	17,301
Columbia, SC	3,294	3,362	7.540%	01-11	317	2,905
Tuscon, AZ	2,355	2,404	7.500%	01-11	226	2,076
Valley Forge, PA	12,578	12,838	7.120%	02-11	1,166	10,927
Glendale, AZ	14,458	14,625	7.400%	04-11	1,258	13,365
Allen, TX	30,582	—	5.126%	05-11	1,589	30,582
Farmington Hills, MI	20,550	—	5.126%	05-11	1,225	19,020
Wallingford, CT	3,453	—	4.926%	05-11	200	3,187
Auburn Hills, MI	6,915	7,061	7.010%	06-11	637	5,918
Plymouth, MI	4,602	4,695	7.960%	07-11	463	3,949
Newport, OR	6,772	6,894	5.030%	08-11	470	5,980
Greenville, SC	13,429	13,663	4.415%	01-12	841	11,806
New Kingston, PA	7,043	7,159	7.790%	01-12	678	6,101
Mechanicsburg, PA	5,199	5,285	7.780%	01-12	500	4,503
New Kingston, PA	3,355	3,411	7.780%	01-12	323	2,906
Lake Forest, CA	10,611	10,727	7.260%	02-12	901	9,708
Millington, TN	17,827	—	5.247%	05-12	1,081	16,222
Lakewood, CO	8,694	—	5.097%	05-12	516	7,890
Groveport, OH	7,650	7,742	6.030%	10-12	563	6,860
San Antonio, TX	29,629	30,017	6.080%	10-12	2,260	26,025
Foxboro, MA(d)	17,764	19,425	6.000%	01-13	2,817	—
Fort Mill, SC	11,233	11,394	6.000%	01-13	839	9,904
Waterloo, IA	6,251	6,533	5.610%	02-13	672	3,505
Atlanta, GA	45,238	—	5.268%	05-13	2,752	40,356
Houston, TX	17,660	—	5.218%	05-13	1,067	15,737

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

					2006 Estimated
				Maturity	Annual Debt	Balloon
Property Level Debt — Fixed Rate	2005	2004	Interest Rate	(Mo/Yr)	Service (h)	Payment

Southington, CT	13,780	—	5.018%	05-13	809	12,228
Tempe, AZ	13,648	—	5.148%	05-13	816	12,144
Indianapolis, IN	9,638	—	5.168%	05-13	578	8,580
Fort Meyers, FL	8,912	—	5.268%	05-13	476	8,550
Chelmsford, MA	7,008	—	5.118%	05-13	417	6,231
Lancaster, CA (first)	10,303	10,464	7.020%	09-13	900	8,637
Lancaster, CA (second)	8,677	8,794	5.920%	09-13	642	7,518
Knoxville, TN	5,165	5,233	5.950%	09-13	381	4,496
Foxboro, MA(d)	22,385	23,649	6.000%	01-14	3,270	—
Moody, AL	7,483	7,596	4.978%	01-14	493	6,350
Mechanicsburg, PA	13,410	13,679	5.730%	03-14	1,045	10,538
Redmond, OR	9,888	10,018	5.616%	04-14	697	8,484
Clive, IA	5,920	—	5.139%	05-14	354	5,151
Fort Mill, SC	20,300	20,300	5.373%	05-14	1,106	18,311
Philadelphia, PA(i)	49,000	—	5.060%	07-14	2,514	43,547
Jackson, TN	10,219	10,343	5.930%	07-14	743	8,820
Eau Claire, WI	1,927	2,079	8.000%	07-14	313	—
Carrollton, TX	14,342	14,520	5.530%	01-15	993	12,022
Southfield, MI	10,764	11,319	4.550%	02-15	1,058	4,454
Franklin, NC	1,729	1,847	8.500%	03-15	271	—
Kalamazoo, MI	17,625	—	5.411%	05-15	1,094	15,087
Houston, TX	16,977	—	5.160%	05-15	1,017	14,408
Houston, TX	13,254	—	5.210%	05-15	800	11,265
Indianapolis, IN	13,182	—	5.160%	05-15	790	11,188
San Antonio, TX	13,071	—	5.340%	05-15	803	11,149
Los Angeles, CA	11,500	—	5.110%	05-15	684	9,760
Atlanta, GA	11,325	—	5.260%	05-15	604	10,502
Richmond, VA	10,608	—	5.310%	05-15	649	9,055
Harrisburg, PA	9,180	—	5.110%	05-15	546	7,780
Elizabethtown, KY(k)	16,687	—	4.990%	07-15	1,647	13,868
Hopkinsville, KY(k)	9,777	—	4.990%	07-15	965	8,126
Dry Ridge, KY(k)	7,905	—	4.990%	07-15	780	6,569
Owensboro, KY(k)	7,069	—	4.990%	07-15	698	5,875
Elizabethtown, KY(k)	3,144	—	4.990%	07-15	310	2,611
Southborough, MA	1,885	2,013	7.500%	09-15	275	—
Houston, TX(d)	65,893	68,163	6.250%	09-15	5,595	18,318
Houston, TX(d)	27,150	27,488	6.250%	09-15	2,828	6,985
Sugar Land, TX(d)	17,560	18,050	6.250%	09-15	1,770	6,286
Houston, TX(d)	7,612	7,788	6.250%	09-15	700	2,222
Temple, TX	8,997	9,106	6.090%	01-16	668	7,446
Danville, IL	6,412	6,522	9.000%	01-16	692	4,578
Bremerton, WA	6,650	6,731	6.090%	04-16	494	5,465
Dillon, SC	11,450	11,793	7.900%	12-16	1,263	5,273
Dubuque, IA	10,875	—	5.402%	06-17	733	8,725
Westmont, IL	15,559	15,877	6.210%	03-18	1,292	9,662

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

								2006 Estimated
							Maturity	Annual Debt		Balloon
Property Level Debt — Fixed Rate	2005		2004		Interest Rate		(Mo/Yr)	Service (h)		Payment

Houston, TX		10,000		—	5.640%		01-21		692		7,018
Wall Township, NJ(d)		29,752		29,899	6.250%		01-21		2,013		—
Chester, SC		13,842		—	5.380%		08-25		1,144		362
Dubuque, IA(j)(g)		—		7,200	4.890%		—		—		—
Ocala, FL(l)		—		12,626	7.250%		—		—		—
Henderson, NC(l)		—		4,319	7.390%		—		—		—
San Diego, CA(g)		—		4,156	7.500%		—		—		—
Dallas, TX(m)	— $	1,128,101	20,912 $	751,468	7.490	% 6.001%	—	— $	96,924	— -------- $	813,729

Property Level Debt — Variable Rate		$11,870		$13,676	8.090%		07-06		$11,870		$11,870
Milpitas, CA(a)(b)(c)

Corporate Level Debt		—		—	—		06-08		—		—
Credit Facility(e)		$1,139,971		$765,144	6.023%				$108,794	-------- $	825,599
Total

(a)	Floating rate debt, 30 day LIBOR plus 400 basis points.

(b)	All property cash flows, net of interest expense are used for principal amortization.

(c)	The Company has informed the lender that it will no longer make debt service payments on this mortgage.

(d)	Amounts based upon imputed interest rates.

(e)	In 2005, the Company obtained a $200,000 unsecured revolving credit facility, which expires June 2008, bears interest at 120-170 basis points over LIBOR depending on the amount of the Company’s leverage level and has an interest rate period of one, three or six months, at the option of the Company. The credit facility is provided by Wachovia Bank, National Association, as Administrative Agent and Key Bank, N.A. as Syndication Agent. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants with which the Company is in compliance as of December 31, 2005. Approximately $198,479 was available under this credit facility to the Company at December 31, 2005. The Company has outstanding letters of credit aggregating $1,521. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized. This facility replaced a $100,000 facility, which bore interest at 150-250 basis points over LIBOR. The Company was in compliance with these covenants as of December 31, 2004.

(f)	Interest only through maturity.

(g)	Satisfaction of these mortgages resulted in an aggregate charge of $899.

(h)	For mortgages with less than twelve months to maturity, amounts represent remaining payments.

(i)	The Company has an 80.5% interest in this property.

(j)	Mortgage was refinanced in 2005.

(k)	The Company paid $22,998 to the lender of these loans, which aggregate original balance was $68,400, for a subordinated interest in $30,000 of the outstanding balances. The Company gave the lender a three year call option to repurchase the subordinated interest for an amount that will give the Company a 10% return on its investment. The amount paid by the Company along with a determined value of the call

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

option of $512 has been presented as a reduction in mortgages payable. The $512 is included in other liabilities.

(l)	Mortgages are reclassified as discontinued operations in 2005.

(m)	Mortgage satisfied in 2005 which resulted in a gain of $5,087.
      Certain mortgages payable have yield maintenance or defeasance requirements relating to any repayments. In addition, three sets of two properties are cross-collaterized.
      Scheduled principal amortization and balloon payments for mortgages and notes payable, including mortgages payable relating to discontinued operations of $30,589, for the next five years and thereafter are as follows:

Years ending	Scheduled	Balloon
December 31,	Amortization	Payments	Total

2006	$27,804	$11,870	$39,674
2007	35,657	—	35,657
2008	30,481	58,969	89,450
2009	31,621	47,681	79,302
2010	30,517	56,558	87,075
Thereafter	160,733	678,669	839,402

	$316,813	$853,747	$1,170,560

(8)	Leases
      Lessor:
      Minimum future rental receipts under the noncancellable portion of tenant leases, including leases on properties held for sale, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending
December 31,

2006	$192,247
2007	185,414
2008	172,214
2009	162,725
2010	140,353
Thereafter	710,434

$1,563,387

      The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.
      Certain leases allow for the tenant to terminate the lease if the property is deemed obsolete, as defined, but must make a termination payment to the Company, as stipulated in the lease. In addition, certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      Lessee:
      The Company holds leasehold interests in seventeen properties. The ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Company as additional rent. Two properties are economically owned through the holding of industrial revenue bonds and as such neither ground lease payments nor bond debt service payments are made or received, respectively. For certain of the properties, the Company has an option to purchase the land.
      Minimum future rental payments under noncancellable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, collectively, for the next five years and thereafter are as follows:

Year ending
December 31,

2006	$1,220
2007	1,214
2008	1,184
2009	1,184
2010	974
Thereafter	12,140

$17,916

      Rent expense for the leasehold interests was $528, $288 and $238 in 2005, 2004 and 2003, respectively.
      The Company leases its corporate headquarters. The lease expires December 2015, with rent fixed at $599 per annum through December 2008 and will be adjusted to fair market value, as defined, thereafter. The Company is also responsible for its proportionate share of operating expense and real estate taxes. As an incentive to enter the lease the Company received a payment of $845 which it is amortizing as a reduction of rent expense. The Company also leases a regional office until July 2010 from LION. The minimum lease payments for these offices are $636 for 2006, $637 for 2007, $639 for 2008, $41 for 2009 and $21 for 2010. Rent expense for these offices for 2005, 2004 and 2003 was $861, $618 and $557, respectively, and is included in general and administrative expenses.

(9)	Minority Interests
      In conjunction with several of the Company’s acquisitions, property owners were issued OP Units as a form of consideration in exchange for the property. All of such interest are redeemable at certain times, only at the option of the holders, for common shares on a one-for-one basis at various dates through November 2006 and are not otherwise mandatorily redeemable by the Company. During 2005, the Company issued 352,244 OP Units for $7,714 in cash. As of December 31, 2005, there were 5,720,071 OP Units outstanding, of which 4,784,612 were currently redeemable for common shares. Of the total OP Units outstanding, 1,716,924 are held by two executive officers of the Company. All units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company’s dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company’s dividend. No units have a liquidation preference. As of December 31, 2004, there were 5,408,699 OP Units outstanding.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

(10)	Preferred and Common Shares
      During 2005 and 2004, the Company issued 2,500,000 and 6,900,000 common shares in public offerings raising $60,722 and $144,045 in proceeds, respectively, which was used to retire mortgage debt and fund acquisitions.
      During 2005 and 2004, the Company issued 400,000 shares (which were issued pursuant to an underwriters over allotment option) and 2,700,000 shares of Series C Cumulative Convertible Preferred Stock raising net proceeds of $19,463 and $131,126, respectively. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $20,000 and $135,000, respectively, and the Company commencing November 2009, if certain common share prices are achieved, can force conversion into common shares. In addition, each share is currently convertible into 1.8643 common shares. This conversion ratio may increase over time if the Company’s common share dividend exceeds certain quarterly thresholds.
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
      During 2005 and 2004, holders of an aggregate of 37,200 and 114,159 OP Units redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $441 and $1,487, respectively.
      During 2005 and 2004, the Company issued 276,608 and 201,029 common shares, respectively, to certain employees resulting in $6,080 and $4,381 of deferred compensation, respectively. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff based after 5 years and in other cases vesting only occurs if certain performance criteria are met.
      During 2005, 2004 and 2003, the Company issued 658,122, 551,516 and 423,035 common shares, respectively, under its dividend reinvestment plan which allows shareholders to reinvest dividends to purchase common shares at a 5% discount to its market value, as defined.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      In 1999, the Company issued 287,888 common shares which it had the obligation to repurchase for $13.50 per share through December 2004. As of December 31, 2004 the obligation expired and the Company has included such shares in shareholders’ equity.

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
      Share option activity during the years indicated is as follows:

		Weighted-Average
	Number of	Exercise Price
	Shares	Per Share

Balance at December 31, 2002	1,233,057	$13.39
Granted	30,000	16.15
Exercised	(687,527)	12.94
Forfeited	(10,500)	15.97
Expired	(43,500)	15.25

Balance at December 31, 2003	521,530	13.94
Granted	—	—
Exercised	(345,200)	13.48
Forfeited	—	—
Expired	—	—

Balance at December 31, 2004	176,330	14.70
Granted	—	—
Exercised	(133,830)	14.71
Forfeited	(2,000)	13.66
Expired	—	—

Balance at December 31, 2005	40,500	$14.71

      The following is additional disclosures for common share options outstanding at December 31, 2005:

	Options Outstanding				Exercisable Options

		Weighted				Weighted
Range of		Average	Remaining			Average
Exercise		Exercise	Life			Exercise
Prices	Number	Price	(Years)		Number	Price

$11.8125	9,000	$11.81	—	(1)	9,000	$11.81
$15.50-$15.90	31,500	15.53	1.1		31,500	15.53

	40,500	$14.71	0.8		40,500	$14.71

(1)	All common share options are scheduled to expire January 3, 2006.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      There are 1,230,571 options available for grant at December 31, 2005.
      The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $179, $171 and $127 of contributions are applicable to 2005, 2004 and 2003, respectively.
      During 2005 and 2004, the Company issued 276,608 and 201,029 common shares, respectively, to certain employees resulting in $6,080 and $4,381 of deferred compensation, respectively. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff based after 5 years and in other cases, vesting only occurs if certain performance criteria are met.
      As of December 31, 2005 and 2004, 547,555 and 452,723 common shares were non-vested, respectively. During the years ended December 31, 2005, 2004 and 2003, 151,687, 122,813, and 100,474 common shares vested, respectively, which generated compensation expense of $2,866, $1,954 and $1,389, respectively.
      The Company has established a trust for certain officers in which non-vested common shares, which generally vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2005, and 2004, there were 427,531 and 784,761 common shares, respectively, in the trust.

(12)	Income Taxes
      The (benefit) provision for income taxes relates primarily to the taxable income of the Company’s taxable REIT subsidiaries. The earnings, other than in taxable REIT subsidiaries, of the Company are not generally subject to Federal income taxes at the Company level due to the REIT election made by the Company.
      Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.
      The Company’s (benefit) provision for income taxes for the years ended December 31, 2005, 2004 and 2003 is summarized as follows:

	2005	2004	2003

Current:
Federal	$222	$2,249	$—
State and local	93	958	259
Deferred:
Federal	(358)	(1,722)	—
State and local	(107)	(304)	—

	$(150)	$1,181	$259

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      Deferred tax assets of $2,492 and $2,026, respectively are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2005 and 2004, respectively and are realizable based upon projected future taxable income. These deferred tax assets relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax basis of real estate investments and interest.
      The income tax (benefit) provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows (in thousands):

	2005	2004	2003

Federal (benefit) provision at statutory tax rate (34%)	$(96)	$1,106	$—
State and local taxes, net of Federal benefit	(24)	195	—
Other	(30)	(120)	259

	$(150)	$1,181	$259

(13)	Commitments and Contingencies
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
      The Company has entered into letters of intent to purchase, upon completion of construction and rent commencement from the tenant, two properties for an estimated aggregate obligation of $48,785.

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
($000 except per share amounts)

(15)	Fair Market Value of Financial Instruments
     Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable
      The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.
     Mortgages and Notes Payable
      The Company determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments exceeds carrying value by $24,440 and $29,536 as of December 31, 2005 and 2004, respectively.
     Derivative Instruments
      The Company retained a third party to value the $512 call option granted to a lender in association with its repurchase of debt instruments (See Note 7 item k).

(16)	Concentration of Risk
      The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.
      For the years ended December 31, 2005, 2004 and 2003, no tenant represented 10% or more of gross revenues.

(17)	Supplemental Disclosure of Statement of Cash Flow Information
      During 2005, 2004 and 2003, the Company paid $65,635, $41,179 and $36,467, respectively, for interest and $1,703, $4,024 and $282, respectively, for income taxes.
      During 2005, the Company provided $11,050 in secured financing related to the sale of a property.
      During 2005, in connection with certain mortgage financings the lender withheld $5,600 in proceeds which will be disbursed upon expansion of the mortgaged properties.
      During 2005, the Company recorded a derivative obligation of $512.
      During 2004, the Company sold a property for $4,324 and received as a part of the consideration a note receivable of $3,488. The note was repaid in 2005.
      During 2005, 2004 and 2003, holders of an aggregate of 37,200, 114,159 and 71,567 OP Units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders’ equity and corresponding decreases in minority interests of $441, $1,487 and $915, respectively.
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
($000 except per share amounts)
      During 2003, three executive officers repaid recourse notes to the Company including accrued interest thereon, of $2,522 by delivering to the Company 158,224 common shares.
      During 2005, 2004 and 2003, the Company issued 276,608, 201,029 and 336,992 common shares to certain employees and trustees resulting in $6,080, $4,381 and $5,887 of deferred compensation.
      During 2004, the Company assumed $273,260 in liabilities relating to the acquisition of real estate, including the acquisition of the remaining 77.3% partnership interest it did not already own in Florence. The other assets acquired and liabilities assumed with the Florence acquisition were not material.
      In 2005, 2004 and 2003, the Company contributed properties (along with non-recourse mortgage notes of $36,041, $97,641 and $0, respectively) to joint venture entities for capital contributions of $32,170, $13,718 and $11,649, respectively. In addition, during 2004 the Company issued mortgage notes receivable of $45,800 relating to these contributions, which were repaid in 2005.
      During 2003, LRA became a consolidated subsidiary of the Company. The assets and liabilities of LRA, which were consolidated as of January 1, 2003 and were treated as non-cash activities for the Statement of Cash Flows, were as follows:

Real estate, net	$41,613
Cash	1,578
Other assets	1,221
Mortgage payable	30,028
Other liabilities	1,468

(18)	Unaudited Quarterly Financial Data

	2005

	3/31/05	6/30/05	9/30/05	12/31/05

Total gross revenues(1)	$37,442	$50,036	$55,729	$53,925
Net income (loss)	$9,526	$15,949	$8,970	$(1,750)
Net income (loss) allocable to common shareholders – basic	$5,417	$11,841	$4,861	$(5,859)
Net income (loss) allocable to common shareholders – per share:
Basic	$0.11	$0.24	$0.10	$(0.11)
Diluted	$0.11	$0.22	$0.08	$(0.11)

	2004

	3/31/04	6/30/04	9/30/04	12/31/04

Total gross revenues(1)	$32,174	$35,981	$37,314	$37,895
Net income	$11,978	$14,617	$11,163	$7,049
Net income allocable to common shareholders – basic	$10,388	$13,027	$9,573	$4,874
Net income allocable to common shareholders – per share:
Basic	$0.24	$0.27	$0.20	$0.10
Diluted	$0.24	$0.27	$0.19	$0.09

(1)	All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2005 and 2004, and properties classified as held for sale which are reflected in discontinued operations in the Consolidated Statements of Income.

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)
      The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(19)	Subsequent Events
      Subsequent to December 31, 2005, the following events occurred:
      In January 2006, LSAC acquired a property, which is currently undergoing an expansion, for $4,724. LSAC is obligated to fund the expansion of the property to a maximum of $2,814.
      In January 2006, the Company obtained a $23,750 non-recourse mortgage, on its Dillon, South Carolina property, with an interest rate of 5.97%, which matures in 2022. The Company used the proceeds to repay the existing debt on the property of $11,420 and incurred prepayment penalties of $740.
      In January 2006, the Company acquired a property, located in the Netherlands, for approximately $39,394. The Company partially financed this acquisition by obtaining a non-recourse mortgage for approximately $32,506, at a rate of 5.30% and maturing in 2011. The Company acquired this property in a joint venture structure with a third party. The Company contributed 90% of the required equity to finance the purchase of the property. Under the terms of the partnership agreement distributions shall be made monthly as follows:

•	90% to the Company until the Company has received a 10% interim rate of return (“IRR”);

•	80% to the Company until the Company has received a 12% IRR;

•	70% to the Company until the Company has received a 15% IRR;

•	50% to the Company thereafter.
      In March 2006, LSAC obtained individual non-recourse mortgages on its Omaha, Nebraska and Tempe, Arizona properties which aggregated $17,500. Each mortgage has an interest rate of 5.61% and matures in 2016.
      In March 2006, the company sold its Countryside, Illinois property for gross proceeds of $5,900.
      In March 2006, Dana Corporation, a tenant in 10 of the Company’s properties (including one in a non-consolidated entity) as of December 31, 2005, declared Chapter 11 bankruptcy. As of December 31, 2005 the aggregate net carrying cost of the 9 consolidated properties was $144,597, aggregate non-recourse mortgages encumbering these properties was $82,757 and scheduled cash rent due in 2006 is $12,455. The aggregate carrying cost of the 1 non-consolidated property was $24,029, the non-recourse mortgage encumbering the property was $14,297 and scheduled cash rent in 2006 is $2,444. The Company has a 30% interest in this non-consolidated entity.

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)
Initial cost to Company and Gross Amount at which carried at End of Year(A)

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumberances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

R&D	Glendale, AZ	$14,458	$4,996	$24,392	$29,388	$13,515	Nov-86	1985	12 & 40
Retail/ Health Club	Voorhees, NJ	—	577	4,820	5,397	2,553	Jul-87	1987	12 & 40
Retail/ Health Club	Countryside, IL	—	628	4,549	5,177	2,045	Jul-87	1987	12, 17 & 40
Industrial	Marshall, MI	—	33	3,932	3,965	1,785	Aug-87	1968/1972	12,20 & 40
Industrial	Marshall, MI	—	14	926	940	483	Aug-87	1979	12,20 & 40
Retail	Newport, OR	6,772	1,400	7,270	8,670	3,918	Sep-87	1986	12,15 & 40
Office/ Warehouse	Tampa, FL	8,156	1,900	9,854	11,754	4,263	Nov-87	1986	20 & 40
Office/ Warehouse	Memphis, TN	—	1,053	11,438	12,491	7,721	Feb-88	1987	15
Retail	Klamath Falls, OR	—	727	9,160	9,887	4,074	Mar-88	1986	40
Office	Tampa, FL	5,899	1,389	7,866	9,255	3,790	Jul-88	1986	10 & 40
Warehouse/ Industrial	Jacksonville, FL	—	258	3,637	3,895	1,446	Jul-88	1958/1969	20 & 40
Warehouse/ Distribuion	Mechanicsburg, PA	13,410	1,439	13,986	15,425	5,008	Oct-90	1985/1995	40
Retail	Laguna Hills, CA	—	255	5,035	5,290	2,536	Aug-95	1974	17 & 20
Retail	Oxon Hill, MD	—	403	2,765	3,168	1,357	Aug-95	1976	18.21 & 24
Retail	Rockville, MD	—	—	1,784	1,784	893	Aug-95	1977	20 & 22
Retail/ Health Club	Canton, OH	1,057	602	3,820	4,422	955	Dec-95	1987	40
Office	Salt Lake City, UT	9,388	—	55,404	55,404	20,551	May-96	1982	26
Retail	Honolulu, HI	—	—	11,147	11,147	6,338	Dec-96	1980	5
Industrial	Oberlin, OH	—	276	4,515	4,791	1,016	Dec-96	1996	40
Manufacturing	Franklin, NC	1,729	386	3,062	3,448	689	Dec-96	1996	40
Retail	Clackamas, OR	—	523	2,847	3,370	1,429	Dec-96	1981	14 & 24
Retail	Lynwood, WA	—	488	2,658	3,146	1,334	Dec-96	1981	14 & 24
Retail	Tulsa, OK	—	447	2,432	2,879	1,220	Dec-96	1981	14 & 24
Warehouse	New Kingston, PA	7,043	1,380	10,963	12,343	2,410	Mar-97	1989	40
Warehouse	Mechanicsburg, PA	5,199	1,012	8,039	9,051	1,767	Mar-97	1985	40
Warehouse	New Kingston, PA	3,355	674	5,360	6,034	1,178	Mar-97	1981	40
Office	Dallas, TX	—	3,582	31,247	34,829	6,354	Sep-97	1986	40
Warehouse	Waterloo, IA	6,251	1,025	8,296	9,321	1,702	Oct-97	1996/1997	5 & 40
Office	Richmond, VA	—	—	27,282	27,282	6,768	Dec-97	1990	32.25
Office	Decatur, GA	6,420	975	13,677	14,652	2,735	Dec-97	1983	40
Office/ R&D	Milpitas, CA	11,870	3,542	6,717	10,259	5,056	Dec-97	1985	20
Office	Hebron, OH	16,132	1,063	4,271	5,334	432	Dec-97	2000	40
Industrial	Gordonsville, TN	—	52	3,325	3,377	766	Dec-97	1983/1985	34.75
Office/ Warehouse	Bristol, PA	9,514	2,508	10,031	12,539	1,944	Mar-98	1982	40
Office	Hebron, KY	—	1,615	7,390	9,005	1,275	Mar-98	1987	12 & 40
R&D	Livonia, MI	—	2,008	6,936	8,944	1,344	Mar-98	1987/1988	40
Office	Livonia, MI	10,770	1,554	6,859	8,413	1,243	Mar-98	1988	40
Office	Palm Beach Gardens, FL	10,966	3,578	14,249	17,827	2,716	May-98	1996	40
Industrial	Lancaster, CA	18,980	2,028	28,183	30,211	3,706	Jun-98	1998/2002	40
Industrial	Auburn Hills, MI	6,915	2,788	11,151	13,939	2,073	Jul-98	1989/1998	40
Warehouse/ Distribuion	Warren, OH	11,313	10,231	51,110	61,341	15,725	Aug-98	1982	9 & 40
Warehouse/ Distribuion	Baton Rouge, LA	1,751	685	3,316	4,001	531	Oct-98	1998	9 & 40
Office	Herndon, VA	18,458	5,127	20,730	25,857	3,097	Dec-99	1987	40
Office	Bristol, PA	5,769	1,073	7,709	8,782	1,164	Dec-99	1998	40
Office	Southborough, MA	1,885	456	4,291	4,747	648	Dec-99	1984	40
Office	Hampton, VA	7,147	2,333	9,352	11,685	964	Mar-00	1999	40
Office	Phoenix, AZ	13,558	4,666	18,664	23,330	2,625	May-00	1997	40
Office	Phoenix, AZ	—	2,909	10,830	13,739	8,896	Nov-88	1960/1979	3 & 26

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumberances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Industrial	Danville, IL	6,412	1,796	7,182	8,978	907	Dec-00	2000	40
Industrial	Chester, SC	13,842	558	21,391	21,949	4,567	Jan-01	2001/2005	25 & 40
Office	Bremerton, WA	6,650	2,144	8,577	10,721	474	Oct-01	2001	40
Office	Phoenix, AZ	—	2,287	12,412	14,699	967	Nov-01	1985/1994/2005	5 & 40
Industrial	Plymouth, MI	4,602	1,533	6,130	7,663	632	Nov-01	1996	40
Retail	Westland, MI	2,109	1,444	5,777	7,221	596	Nov-01	1987/1997	40
Office	Hampton, VA	4,383	1,353	5,441	6,794	788	Nov-01	2000	40
Industrial	Columbia, SC	3,294	928	3,871	4,799	390	Nov-01	1968/1998	40
Retail	Canton, OH	3,171	883	3,534	4,417	364	Nov-01	1995	40
Retail	Eau Claire,WI	1,927	860	3,442	4,302	355	Nov-01	1994	40
Retail	Spartanburg, SC	2,634	834	3,334	4,168	344	Nov-01	1996	40
Office	Tucson, AZ	2,355	657	2,842	3,499	304	Nov-01	1988	40
Industrial	Columbus,OH	—	319	1,275	1,594	132	Nov-01	1990	40
Retail	Stockton, CA	—	259	1,037	1,296	107	Nov-01	1968	40
Industrial	Dillon, SC	11,450	3,223	26,054	29,277	1,584	Dec-01	2001/2005	22 & 40
Industrial	Hebron, OH	—	1,682	6,779	8,461	691	Dec-01	1999	5 & 40
Office	Lake Forest, CA	10,611	3,442	13,769	17,211	1,305	Mar-02	2001	40
Office	Knoxville, TN	5,165	1,624	6,497	8,121	548	Aug-02	2002	40
Office	Valley Forge, PA	12,578	3,960	15,880	19,840	1,340	Sep-02	1985/2001	40
Industrial	Groveport, OH	7,650	2,384	9,546	11,930	786	Sep-02	2002	40
Office	Westmont, IL	15,559	4,978	20,003	24,981	1,518	Dec-02	1989	40
Office	Fort Mill, SC	11,233	3,601	14,404	18,005	1,095	Dec-02	2002	40
Office	Boca Raton, FL	15,275	4,290	17,161	21,451	1,233	Feb-03	1983/2002	40
Office	Greenville, SC	13,429	4,059	16,236	20,295	998	Jul-03	2000/2001	40
Industrial	Dubuque, IA	10,875	2,052	8,425	10,477	507	Jul-03	2002	12 & 40
Industrial	Minneapolis, MN	—	922	3,652	4,574	225	Jul-03	2003	40
Office	Temple, TX	8,997	2,890	11,561	14,451	638	Oct-03	2001	40
Industrial	Waxahachie, TX	—	652	13,045	13,697	1,873	Dec-03	1996/1997	10, 16 & 40
Office	Wallingford, CT	3,453	1,049	4,198	5,247	214	Dec-03	1978/1985	40
Office	Wall Township, NJ	29,752	8,985	26,961	35,946	2,058	Jan-04	1983	22 & 40
Office	Redmond, OR	9,888	1,925	13,731	15,656	1,063	Feb-04	2004	20 & 40
Industrial	Moody, AL	7,483	655	9,981	10,636	981	Feb-04	2004	10, 15 & 40
Office	Houston, TX	65,893	16,613	52,682	69,295	2,305	Mar-04	1976/1984	40
Industrial	Houston, TX	27,150	13,894	14,488	28,382	634	Mar-04	1992	40
Office	Sugar Land, TX	17,560	1,834	16,536	18,370	723	Mar-04	1997	40
Office	Houston, TX	7,612	644	7,424	8,068	325	Mar-04	1981/1999	40
Office	Florence, SC	9,065	3,235	12,941	16,176	1,272	May-04	1998	40
Office	Carrollton, TX	14,342	2,487	18,157	20,644	815	Jun-04	2003	19 & 40
Office	Clive, IA	5,920	1,603	7,453	9,056	688	Jun-04	2003	12, 13 & 40
Industrial	San Antonio, TX	29,629	2,482	38,535	41,017	2,705	Jul-04	2001	17 & 40
Industrial	High Point, NC	8,585	1,330	11,183	12,513	725	Jul-04	2002	18 & 40
Office	Southfield, MI	10,764	—	12,080	12,080	1,175	Jul-04	1963/1965	7, 16 & 40
Office	Chelmsford, MA	7,008	1,063	10,565	11,628	840	Aug-04	1985	14 & 40
Office	Fort Mill, SC	20,300	1,798	25,192	26,990	1,832	Nov-04	2004	15 & 40
Office/ R&D	Foxboro, MA	17,764	1,586	18,245	19,831	1,018	Nov-04	1965/1988	15 & 40
Office	Foxboro, MA	22,385	2,231	25,653	27,884	1,354	Dec-04	1982	16 & 40
Office	Los Angeles, CA	11,500	5,110	10,859	15,969	668	Dec-04	2000	13 & 40
Industrial	Jackson, TN	10,219	644	13,683	14,327	917	Dec-04	2004	20 & 40
Industrial	Olive Branch, MS	—	198	10,350	10,548	634	Dec-04	1989	8, 15 & 40
Office	Atlanta, GA	45,238	4,600	55,184	59,784	2,273	Apr-05	2003	13 & 40

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumberances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Office	Allen, TX	30,582	7,600	35,343	42,943	1,768	Apr-05	1981/1983	11 & 40
Office	Farmington Hills, MI	20,550	3,400	22,140	25,540	610	Apr-05	1999	22 & 40
Office	Houston, TX	17,660	3,750	21,099	24,849	890	Apr-05	2000	13 & 40
Office	Houston, TX	16,977	800	22,478	23,278	1,083	Apr-05	2000	11 & 40
Industrial	Millington, TN	17,827	700	18,694	19,394	638	Apr-05	1997	16 & 40
Industrial	Kalamazoo, MI	17,625	960	17,714	18,674	488	Apr-05	1999	22 & 40
Office	Indianapolis, IN	13,182	1,700	16,262	17,962	885	Apr-05	1999	10 & 40
Office	San Antonio, TX	13,071	2,800	14,587	17,387	722	Apr-05	2000	11 & 40
Office	Houston, TX	13,254	1,500	14,581	16,081	561	Apr-05	2003	14 & 40
Office	Tempe, AZ	13,648	—	14,564	14,564	598	Apr-05	1998	13 & 40
Office	Atlanta, GA	11,325	3,200	10,903	14,103	493	Apr-05	2001	12 & 40
Office	Indianapolis, IN	9,638	1,100	12,796	13,896	555	Apr-05	2002	12 & 40
Office	Richmond, VA	10,608	1,100	11,919	13,019	451	Apr-05	2000	15 & 40
Office	Fort Meyers, FL	8,912	1,820	10,198	12,018	430	Apr-05	1997	13 & 40
Office	Harrisburg, PA	9,180	900	10,526	11,426	629	Apr-05	1998	9 & 40
Office	Lakewood, CO	8,694	1,400	8,525	9,925	381	Apr-05	2002	12 & 40
Office	Philadelphia, PA	49,000	13,209	50,592	63,801	1,549	Jun-05	1957	14,15&40
Industrial	Elizabethtown, KY	16,687	890	26,868	27,758	467	Jun-05	1995/2001	25&40
Industrial	Hopkinsville, KY	9,777	631	13,512	14,143	235	Jun-05	Various	25&40
Industrial	Dry Ridge, KY	7,905	560	12,553	13,113	218	Jun-05	1988	25&40
Industrial	Owensboro, KY	7,069	393	7,356	7,749	127	Jun-05	1998/2000	25&40
Industrial	Elizabethtown, KY	3,144	352	4,862	5,214	84	Jun-05	2001	25&40
Office	Southington, CT	13,780	3,240	20,439	23,679	10,739	Nov-05	1983	12,28&40
Office	Houston, TX	10,000	2,725	10,014	12,739	51	Nov-05	2004	20&40
Industrial	Collierville, TN	—	714	2,293	3,007	11	Dec-05	2005	20&40

		$1,139,971	$259,682	$1,623,433	$1,883,115	$241,188

LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)
      (A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company’s properties at December 31, 2005 for Federal income tax purposes was approximately $1,740,000.

	2005	2004	2003

Reconciliation of real estate owned:
Balance at the beginning of year	$1,407,872	$1,162,395	$913,370
Additions during year	671,955	472,988	312,209
Properties sold during year	(34,120)	(31,452)	(9,978)
Property contributed to joint venture during year	(117,411)	(186,456)	(58,837)
Properties consolidated during the year	—	16,176	43,499
Reclassified held for sale properties	(32,339)	(25,779)	(37,868)
Properties impaired during the year	(12,842)	—	—

Balance at end of year	$1,883,115	$1,407,872	$1,162,395

Balance of beginning of year	$180,610	$160,623	$134,220
Depreciation and amortization expense	60,096	36,561	27,335
Accumulated depreciation and amortization of properties sold during year	(4,811)	(6,612)	(1,428)
Accumulated depreciation of property contributed to joint venture	(1,024)	(1,852)	—
Accumulated depreciation of properties consolidated during the year	—	750	1,886
Accumulated depreciation reclassified as held for sale	6,317	(8,860)	(1,390)

Balance at end of year	$241,188	$180,610	$160,623

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures
      An evaluation of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting
      Management’s Report on Internal Control Over Financial Reporting, which appears on page 51, is incorporated herein by reference.

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

Item 9B.	Other Information
      None.
PART III.

Item 10.	Trustees and Executive Officers of the Registrant
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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information required to be furnished pursuant to this item will be set forth under the captions “Principal Security Holders” and “Share Ownership of Trustees and Executive Officers” in the Proxy Statement, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
      None.
      See note 6 of the Consolidated Financial Statements for transactions with non-consolidated entities.

PART IV.

Item 14.	Principal Accounting Fees and Services
      The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statements, and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules

Page

(a)(1)	Financial Statements	54-83
(2)	Financial Statement Schedule	84-87
(3)	Exhibits	89-92

Exhibit No.		Exhibit

3.1	—	Declaration of Trust of Lexington Corporate Properties Trust (the “Company”), dated December 31, 1997 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 16, 1998 (the “1998 8-K”))(1)
3.2	—	Articles Supplementary Classifying 2,000,000 shares of Preferred Shares as Class A Senior Cumulative Convertible Preferred Shares and 2,000,000 shares of Excess Shares as Excess Class A Preferred Shares of the Company (filed as Exhibit 5.3 to the Company’s Current Report on Form 8-K filed February 10, 1997)(1)
3.3	—	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-70790) (the “2001 Form S-4”))(1)
3.4	—	Articles Supplementary Reclassifying 2,000,0000 Reacquired Class A Senior Cumulative Convertible Preferred Shares and 2,000,000 Unissued Excess Class A Preferred Stock (filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed February 26, 2004 (the “2003 10-K”))(1)
3.5	—	Articles Supplementary Relating to the 8.05% Series B Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 8A filed June 17, 2003 (the “6/17/03 Registration Statement”))(1)
3.6	—	Articles Supplementary Relating to the 6.50% Series C Cumulative Convertible Preferred Stock, par value $.0001 per share (filed as Exhibit 3.5 to the Company’s Registration Statement on Form 8A filed December 8, 2004 (the “12/8/04 Registration Statement”))(1)
3.7	—	Articles of Amendment of Declaration of Trust of the Company (filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2005)(1)
3.8	—	By-Laws of the Company (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 and filed on March 31, 1998 (the “1997 10-K”))(1)
3.9	—	Amendment No. 1 to By-laws of the Registrant (filed as Exhibit 3.3 to the 6/17/03 Registration Statement)(1)
3.10	—	Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999 (the “9/10/99 Registration Statement”)(1))
3.11	—	Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the 2003 10-K)(1)
3.12	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.13	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.14	—	Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 16, 2005 (the “2004 10-K”))(2)

Exhibit No.		Exhibit

3.15	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)
3.16	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.17	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “1/3/05 8-K”))(1)
3.18	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)
3.19	—	Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement).(1)
3.20	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.21	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.22	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.23	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 1/3/05 8-K)(1)
3.24	—	Form of Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. (the “Net 3 Partnership Agreement”)(filed as Exhibit 99.1 to the Company’s Registration Statement of Form S-4 filed October 2, 2001)(1)
3.25	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.26	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)
3.27	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.28	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.29	—	Fifth Amendment to the Amended and Restated Agreement of Limited Partnership of Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 1/3/05 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 3.2 to the 1997 10-K)(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 6/17/03 Registration Statement)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the 12/8/04 Registration Statement)(1)
10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993)(1, 4)
10.2	—	Form of Employment Agreement between the Company and E. Robert Roskind, dated April 1, 2003 (same form used for each of the following executive officers: Richard J. Rouse, T. Wilson Eglin, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.39 to the 2003 10-K))(1, 4)
10.3	—	Investment Advisory and Asset Management Agreement by and between AGAR International Holdings Ltd. and Lexington Realty Advisors, Inc. (“LRA”) (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed on April 4, 2002)(1)

Exhibit No.		Exhibit

10.4	—	Credit Agreement among the Company, LCIF, LCIF II, Net 3 Acquisition L.P., jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, Wachovia Capital Markets, LLC, as lead arranger, Wachovia Bank, National Association, as agent, Key Bank, N.A., as Syndication agent, each of Sovereign Bank and PNC Bank, National Association, as co-documentation agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5(d) therein. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005)(1)
10.5	—	Form of Indemnification Agreement between the Company and E. Robert Roskind dated June 6, 2002 (filed as Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed March 24, 2003 (the “2002 10-K”))(1)
10.6	—	Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the 2002 10-K(1)
10.7	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994)(1, 4)
10.8	—	1998 Share Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998)(1, 4)
10.9	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “2/6/06 8-K”))(1, 4)
10.10	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and John B. Vander Zwaag (filed as Exhibit 10.13 to the 2004 10-K)(1, 4)
10.11	—	Form of Compensation Agreement (Bonus) between the Company and the following officers: Richard J. Rouse, Patrick Carroll, E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.14 to the 2004 10-K)(1, 4)
10.12	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K)(1, 4)
10.13	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K)(1, 4)
10.14	—	Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 2/6/06 8-K)(1, 4)
10.15	—	Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.2 to the 2/6/06 8-K)(1, 4)
10.16	—	Lexington Strategic Asset Corp. 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005 (the “9/13/05 8-K”))(1, 4)
10.17	—	Form of Restricted Share Award Agreement under the Lexington Strategic Asset Corp. 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the 9/13/05 8-K)(1, 4)
10.18	—	Amendment to Lexington Strategic Asset Corp. 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005 (the “10/6/05 8-K”))(1, 4)
10.19	—	Form of Rescission of Restricted Share Award Agreement under the Lexington Strategic Asset Corp. 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the 10/6/05 8-K)(1, 4)
10.20	—	Operating Agreement of Lexington Acquiport Company, LLC (“LAC I”) and Management Agreement between LRA and LAC I (filed as Exhibit 2 to the Company’s Current Report on Form 8-K filed August 31, 1999)(1)
10.21	—	Operating Agreement of Lexington Acquiport Company II, LLC (“LAC II”), dated as of December 5, 2001 (filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed December 21, 2001 (the “2001 8-K”))(1)
10.22	—	Management Agreement, dated as of December 5, 2001, by and between LAC II and LRA (filed as Exhibit 99.5 to the 2001 8-K)(1)

Exhibit No.		Exhibit

10.23	—	First Amendment to Operating Agreement of LAC I, dated as of December 5, 2001 (filed as Exhibit 99.6 to the 2001 8-K)(1)
10.24	—	First Amendment to Management Agreement, dated as of December 5, 2001, by and between LAC I and LRA (filed as Exhibit 99.7 to the 2001 8-K)(1)
10.25	—	Limited Partnership Agreement of Lexington/Lion Venture L.P. (“Lex/Lion”), dated as of October 1, 2003, and Management Agreement between Lex/Lion and LRA (filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 3, 2003)(1)
10.26	—	First Amendment to the Limited Partnership Agreement of Lex/Lion, dated as of December 4, 2003 (filed as Exhibit 10.23 to the 2004 10-K)(1)
10.27	—	Second Amendment to the Limited Partnership Agreement of Lex/Lion, effective as of August 11, 2004 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 5, 2004)(1)
10.28	—	Third Amendment to the Limited Partnership Agreement of Lex/ Lion, dated as of December 29, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006)(1, 4)
10.29	—	Limited Liability Company Agreement of Triple Net Investment Company LLC (“TNI”), dated as of June 4, 2004 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed June 15, 2004)(1)
10.30	—	Management Agreement, dated as of June 4, 2004, by and between TNI and LRA (filed as Exhibit 10.26 to the 2004 10-K)(1)
10.31	—	First Amendment to the Limited Liability Company Agreement of TNI, dated as of December 22, 2004 (filed as Exhibit 10.1 to the Current Report on Form 8-K filed December 28, 2004)(1)
10.32	—	Advisory Agreement, dated as of October 6, 2005, by and among Lexington Strategic Asset Corp., LSAC Operating Partnership L.P. and LXP Advisory LLC(2)
10.33	—	Purchase and Sale Agreement, dated February 25, 2005, by and among Wells Operating Partnership, L.P., Wells Fund XII — REIT Joint Venture Partnership, L.P., Wells Fund XIII — REIT Joint Venture Partnership, Wells REIT, LLC — VA I, Wells Brea I, L.P., Westlake Wells, L.P., Danacq Farmington Hills LLC, Danacq Kalamazoo LLC, Wells — EDS Des Moines, L.P. and the Wells Fund XI — Fund XII — REIT Joint Venture, as sellers, and the Company, as purchaser (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 5, 2005)(1).
12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend(2)
14.1	—	Code of Ethics and Business Conduct (filed as Exhibit 14.1 to the 2003 10-K)(1)
21	—	List of Subsidiaries of the Trust(2)
23	—	Consent of KPMG LLP(2)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman of the Board of Trustees

/s/ Richard J. Rouse Richard J. Rouse	Vice Chairman of the Board of Trustees and Chief Investment Officer

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President, Chief Operating Officer and Trustee

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Treasurer and Executive Vice President

/s/ John B. Vander Zwaag John B. Vander Zwaag	Executive Vice President

/s/ Paul R. Wood Paul R. Wood	Vice President, Chief Accounting Officer and Secretary

/s/ Geoffrey Dohrmann Geoffrey Dohrmann	Trustee

/s/ Carl D. Glickman Carl D. Glickman	Trustee

/s/ James Grosfeld James Grosfeld	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee

/s/ Stanley R. Perla Stanley R. Perla	Trustee

/s/ Seth M. Zachary Seth M. Zachary	Trustee
DATE: March 14, 2006