Form 10-K/A
period 2005-12-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2006-03-15
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
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

EXPLANATORY NOTE
      The Company is amending and restating in its entirety its Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 14, 2006, to correct a column alignment error caused by the Company’s filing agent in the conversion to EDGAR format. The column alignment error is in the table set forth in Note 7 to the Company’s financial statements included in the original filing. Because the column alignment error appeared only in the original EDGAR filing and not in the actual financial statements on which the filing was based, the corrected financial statements included herein are covered by the reports of KPMG LLP dated March 10, 2006 and their related consent, each which was included in the original filing and are restated herein. No substantive changes have been made to the original filing. This amendment speaks as of the date of the Form 10-K, March 14, 2006, and does not reflect events occurring after the filing of such report or update or modify the disclosures therein in any way other than as described above.

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
      None.
Item 4A.     Executive Officers and Trustees of the Registrant

Executive Officers and Trustees
      The following sets forth certain information relating to the executive officers and trustees of the Company:

Name	Business Experience

E. Robert Roskind Age 60	Mr. Roskind has served as the Chairman of the Board of Trustees since October 1993 and was Co-Chief Executive Officer of the Company until January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind spends approximately 25% of his business time on the affairs of the LCP Group L.P. and its subsidiaries; however, Mr. Roskind prioritizes his business time to address the needs of the Company ahead of the LCP Group L.P. The LCP Group, L.P. has been the general partner of various limited partnerships with which the Company has had prior dealings. Mr. Roskind received his B.S. in 1966 from the University of Pennsylvania and is a 1969 Harlan Fiske Stone Graduate of the Columbia Law School.

Richard J. Rouse Age 60	Mr. Rouse has served as Chief Investment Officer of the Company since January 2003 and as a trustee of the Company since October 1993. He served as President of the Company from October 1993 to April 1996, was Co-Chief Executive Officer of the Company from October 1993 until January 2003, and since April 1996 has served as Vice Chairman of the Board of Trustees. Mr. Rouse graduated from Michigan State University in 1968 and received his M.B.A. in 1970 from the Wharton School of Finance and Commerce of the University of Pennsylvania.

T. Wilson Eglin Age 41	Mr. Eglin has served as Chief Executive Officer of the Company since January 2003, Chief Operating Officer since October 1993, President since April 1996 and as a trustee since May 1994. He served as Executive Vice President from October 1993 to April 1996. Mr. Eglin received his B.A. from Connecticut College in 1986.

Patrick Carroll Age 42	Mr. Carroll has served as Chief Financial Officer of the Company since May 1998, Treasurer since January 1999 and Executive Vice President since January 2003. Prior to joining the Company, Mr. Carroll was, from 1993 to 1998, a Senior Manager in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of Pricewaterhouse Coopers LLP. Mr. Carroll received his B.B.A. from Hofstra University in 1986, his M.S. in Taxation from C.W. Post in 1995, and is a Certified Public Accountant.

Name	Business Experience

John B. Vander Zwaag Age 48	Mr. Vander Zwaag has been employed by the Company since May 2003 and currently is Executive Vice President. From 1982 to 1992, he was employed by The LCP Group serving as Director of Acquisitions from 1987 to 1992. Between his employment by The LCP Group and the Company, Mr. Vander Zwaag was managing director of Chesterton Binswanger Capital Advisors (1992 — 1997) and Managing Director with Cohen Financial (1997 — 2003). He received his B.A. from Amherst College in 1979 and his M.B.A. from Columbia University in 1982.

Paul R. Wood Age 45	Mr. Wood has served as Vice President, Chief Accounting Officer and Secretary of the Company since October 1993. Mr. Wood received his B.B.A. from Adelphi University in 1982 and is a Certified Public Accountant.

Geoffrey Dohrmann Age 55	Mr. Dohrmann has served as a trustee since August 2000. Mr. Dorhmann co- founded Institutional Real Estate, Inc., a real estate-oriented publishing and consulting company in 1987 and is currently its Chairman and Chief Executive Officer. Mr. Dohrmann also belongs to the advisory boards for the National Real Estate Index, The Journal of Real Estate Portfolio Management and Center for Real Estate Enterprise Management. He is also a fellow of the Homer Hoyt Institute and holds the Counselors of Real Estate (CRE) designation.

Carl D. Glickman Age 79	Mr. Glickman has served as a trustee since May 1994. He has been President of The Glickman Organization, a real estate development and management firm, since 1953. He is on the Board of Directors of Bear Stearns Companies, Inc.

James Grosfeld Age 68	Mr. Grosfeld has served as a trustee since November 2003. He also serves as a Director of Copart, Inc. and BlackRock, Inc. He has served on the Advisory Board of the Federal National Mortgage Association and as Director of Interstate Bakeries Corporation and Addington Resources. He was Chairman and Chief Executive Officer of Pulte Home Corporation from 1974 to 1990. He received his B.A. from Amherst College in 1959 and L.L.B. from Columbia Law School in 1962.

Kevin W. Lynch Age 53	Mr. Lynch has served as a trustee from May 1996 to May 2000 and again from May 2003 to the present. Mr. Lynch co-founded and has been a Principal of The Townsend Group since 1983. The Townsend Group is the largest real estate consulting firm to institutional investors in the United States. Mr. Lynch is a frequent industry speaker and member of the Pension Real Estate Association and the National Council of Real Estate Investment Fiduciaries. He currently sits on the Real Estate Advisory Board for New York University and is a Director for First Industrial Realty Trust.

Name	Business Experience

Stanley R. Perla Age 62	Mr. Perla has served as a trustee since April 2003. Mr. Perla, a licensed Certified Public Accountant, was a partner for Ernst & Young LLP, a public accounting firm. He served as Ernst & Young’s National Director of Real Estate Accounting as well as on Ernst & Young’s National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. Mr. Perla also served on the real estate committees of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Perla is also a director of American Mortgage Acceptance Company and is a Vice President and the director of Internal Audit of Vornado Realty Trust.

Seth M. Zachary Age 53	Mr. Zachary has served as a trustee since November 1993. Since 1987, he has been a partner, and is currently the Chairman, of the law firm Paul, Hastings, Janofsky & Walker LLP, outside corporate counsel to the Company.

PART II.

Item 5.	Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities
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
      Based upon the assessment performed, management believes that the Company’s internal controls over financial reporting are effective as of December 31, 2005. In addition, KPMG LLP, the Company’s independent registered public accounting firm, has issued an unqualified attestation report on management’s assessment of the Company’s internal controls over financial reporting which is included on page 52.

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

LEXINGTON CORPORATE PROPERTIES TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
($000 except per share amounts)

					2006 Estimated
				Maturity	Annual Debt	Balloon
Property Level Debt — Fixed Rate	2005	2004	Interest Rate	(Mo/Yr)	Service (h)	Payment

Houston, TX	10,000	—	5.640%	01-21	692	7,018
Wall Township, NJ(d)	29,752	29,899	6.250%	01-21	2,013	—
Chester, SC	13,842	—	5.380%	08-25	1,144	362
Dubuque, IA(j)(g)	—	7,200	4.890%	—	—	—
Ocala, FL(l)	—	12,626	7.250%	—	—	—
Henderson, NC(l)	—	4,319	7.390%	—	—	—
San Diego, CA(g)	—	4,156	7.500%	—	—	—
Dallas, TX(m)	—	20,912	7.490%	—	—	—

	$1,128,101	$751,468	6.001%		$96,924	$813,729

Property Level Debt — Variable Rate
Milpitas, CA(a)(b)(c)	$11,870	$13,676	8.090%	07-06	$11,870	$11,870

Corporate Level Debt
Credit Facility(e)	—	—	—	06-08	—	—

Total	$1,139,971	$765,144	6.023%		$108,794	$825,599

(a)	Floating rate debt, 30 day LIBOR plus 400 basis points.

(b)	All property cash flows, net of interest expense are used for principal amortization.

(c)	The Company has informed the lender that it will no longer make debt service payments on this mortgage.

(d)	Amounts based upon imputed interest rates.

(e)	In 2005, the Company obtained a $200,000 unsecured revolving credit facility, which expires June 2008, bears interest at 120-170 basis points over LIBOR depending on the amount of the Company’s leverage level and has an interest rate period of one, three or six months, at the option of the Company. The credit facility is provided by Wachovia Bank, National Association, as Administrative Agent and Key Bank, N.A. as Syndication Agent. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants with which the Company is in compliance as of December 31, 2005. Approximately $198,479 was available under this credit facility to the Company at December 31, 2005. The Company has outstanding letters of credit aggregating $1,521. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the facility is utilized and 15 basis points if greater than 50% of the facility is utilized. This facility replaced a $100,000 facility, which bore interest at 150-250 basis points over LIBOR. The Company was in compliance with these covenants as of December 31, 2004.

(f)	Interest only through maturity.

(g)	Satisfaction of these mortgages resulted in an aggregate charge of $899.

(h)	For mortgages with less than twelve months to maturity, amounts represent remaining payments.

(i)	The Company has an 80.5% interest in this property.

(j)	Mortgage was refinanced in 2005.

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
      In January 2006, the Company acquired a property, located in the Netherlands, for approximately $39,394. The Company partially financed this acquisition by obtaining a non-recourse mortgage for approximately $32,506, at a rate of 5.30% and maturing in 2011. The Company acquired this property in a joint venture structure with a third party. The Company contributed 90% of the required equity to finance the purchase of the property. Under the terms of the partnership agreement distributions shall be made monthly as follows:

•	90% to the Company until the Company has received a 10% internal rate of return (“IRR”);

•	80% to the Company until the Company has received a 12% IRR;

•	70% to the Company until the Company has received a 15% IRR;

•	50% to the Company thereafter.
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

Management’s Report on Internal Control Over Financial Reporting
      Management’s Report on Internal Control Over Financial Reporting, which appears on page 50, is incorporated herein by reference.

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
DATE: March 15, 2006