Form 10-Q
period 2006-03-31
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2006-05-05
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended March 31, 2006.

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

                                    Yes  x   No
                                       -----   -----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [x]    Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes        No  x
                                       -----     -----

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 52,872,448 common shares, par value $.0001 per share on May 2, 2006.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                March 31, 2006 (Unaudited) and December 31, 2005
                 (in thousands, except share and per share data)

                                                                       March 31,         December 31,
                                                                          2006               2005
                                                                          ----               ----
Assets:

Real estate, at cost                                                    $ 1,879,441         $ 1,883,115
Less: accumulated depreciation and amortization                             243,820             241,188
                                                                          ---------           ---------
                                                                          1,635,621           1,641,927
Properties held for sale - discontinued operations                           38,892              49,397
Intangible assets, net                                                      140,074             128,775
Cash and cash equivalents                                                    61,278              53,515
Investment in non-consolidated entities                                     187,741             191,146
Deferred expenses, net                                                       14,404              13,582
Notes receivable                                                             11,050              11,050
Rent receivable - current                                                     3,226               7,673
Rent receivable - deferred                                                   24,795              24,778
Other assets                                                                 44,746              38,389
                                                                          ---------           ---------
                                                                        $ 2,161,827         $ 2,160,232
                                                                          =========           =========
Liabilities and Shareholders' Equity:

Liabilities:
Mortgages and notes payable                                             $ 1,172,478         $ 1,139,971
Liabilities - discontinued operations                                        19,730              32,145
Accounts payable and other liabilities                                       11,029              13,250
Accrued interest payable                                                      2,797               5,859
Deferred revenue                                                              6,206               6,271
Prepaid rent                                                                  8,932              10,054
                                                                          ---------           ---------
                                                                          1,221,172           1,207,550
Minority interests                                                           60,043              61,372
                                                                          ---------           ---------
                                                                          1,281,215           1,268,922
                                                                          ---------           ---------
Commitments and contingencies (note 10)

Shareholders' equity:
Preferred  shares,  par value $0.0001 per share;  authorized
10,000,000 shares, Series B Cumulative Redeemable Preferred, liquidation preference $79,000,  3,160,000 shares issued and
outstanding                                                                  76,315              76,315
Series  C  Cumulative  Convertible  Preferred,   liquidation
preference $155,000, 3,100,000 shares issued and outstanding                150,589             150,589
Common  shares,  par value  $0.0001  per  share;  authorized
160,000,000 shares,  52,866,743 and 52,155,855 shares issued
and outstanding in 2006 and 2005, respectively                                    5                   5
Additional paid-in-capital                                                  843,860             848,564
Deferred compensation, net                                                       --             (11,401)
Accumulated distributions in excess of net income                          (190,007)           (172,762)
Accumulated other comprehensive loss                                           (150)                 --
                                                                          ----------          ---------
                                                                            880,612             891,310
                                                                          ---------           ---------
                                                                        $ 2,161,827         $ 2,160,232
                                                                          =========           =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                   Three months ended March 31, 2006 and 2005
          (Unaudited and in thousands, except share and per share data)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                            2006            2005
                                                                            ----            ----
        Gross revenues:
              Rental                                                     $    48,513     $    35,486
              Advisory fees                                                    1,063             634
              Tenant reimbursements                                            4,433             883
                                                                           ---------       ---------
                   Total gross revenues                                       54,009          37,003

        Expense applicable to revenues:
              Depreciation and amortization                                  (20,241)        (11,550)
              Property operating                                              (7,895)         (2,637)
        General and administrative                                            (5,616)         (4,345)
        Non-operating income                                                     795             684
        Interest and amortization expense                                    (17,892)        (12,220)
        Debt satisfaction charge                                                (947)             --
                                                                           ----------      ----------

        Income before benefit (provision) for income taxes,
        minority interests, equity in earnings of non-consolidated
        entities and discontinued operations                                   2,213           6,935
        Benefit (provision) for income taxes                                      73             (96)
        Minority interests                                                      (493)           (828)
        Equity in earnings of non-consolidated entities                        1,245           1,425
                                                                           ---------       ---------
        Income from continuing operations                                      3,038           7,436
                                                                           ---------       ---------

        Discontinued operations, net of minority interest and taxes:
              Income from discontinued operations                                799           1,376
              Debt satisfaction charge                                           (78)             --
              Impairment charge                                                   --             (30)
              Gains on sales of properties                                     2,319             744
                                                                           ---------       ---------
              Total discontinued operations                                    3,040           2,090
                                                                           ---------       ---------
        Net income                                                             6,078           9,526
        Dividends attributable to preferred shares - Series B                 (1,590)         (1,590)
        Dividends attributable to preferred shares - Series C                 (2,519)         (2,519)
                                                                           ----------      ----------
        Net income allocable to common shareholders                      $     1,969     $     5,417
                                                                           =========       =========

        Income (loss) per common share - basic:
              Income (loss) from continuing operations                   $     (0.02)    $      0.07
              Income from discontinued operations                               0.06            0.04
                                                                           ---------       ---------
              Net income                                                 $      0.04     $      0.11
                                                                           =========       =========

        Weighted average common shares outstanding - basic                51,844,001      48,350,656
                                                                          ==========      ==========

        Income (loss) per common share - diluted:
              Income (loss) from continuing operations                   $     (0.02)    $      0.07
              Income from discontinued operations                               0.06            0.04
                                                                           ---------       ---------
              Net income                                                 $      0.04     $      0.11
                                                                           =========       =========

        Weighted average common shares outstanding - diluted              51,844,001      48,429,945
                                                                          ==========      ==========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2006 and 2005
                          (Unaudited and in thousands)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                            2006            2005
                                                                            ----            ----

        Net income allocable to common shareholders:                     $     1,969     $     5,417
        Other comprehensive loss:
              Foreign currency translation adjustment                           (150)             --
                                                                           ---------       ---------

        Comprehensive income                                             $     1,819     $     5,417
                                                                           =========       =========






































    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         Three months ended March 31, 2006 and 2005
                (Unaudited and in thousands)

                                                                  2006                  2005
                                                                  ----                  ----
Net cash provided by operating activities                     $    25,967           $    25,462
                                                               ----------            ----------
Cash flows from investing activities:
   Investment in properties, including intangibles                (45,421)              (21,293)
   Collection of notes receivable from affiliate                       --                45,800
   Net proceeds from sale/transfer of properties                   14,091                 4,075
   Collection of note receivable - non affiliate                       --                 3,488
   Real estate deposits, net                                       (1,717)              (42,925)
   Investment in and advances to non-consolidated
   entities, net                                                      206                 2,302
   Increase in deferred leasing costs                                (453)               (1,208)
   Decrease (increase) in escrow deposits                             205                  (696)
                                                               ----------            ----------
        Net cash used in investing activities                     (33,089)              (10,457)
                                                               ----------            ----------

Cash flows from financing activities:
   Dividends to common and preferred shareholders                 (23,323)              (19,731)
   Principal payments on debt, excluding
   normal amortization                                            (11,420)                 (752)
   Dividend reinvestment plan proceeds                              3,607                 3,695
   Principal amortization payments                                 (9,821)               (6,670)
   Debt deposits                                                       --                (5,966)
   Proceeds of mortgages and notes payable                         57,535                    --
   Increase in deferred financing costs, net                         (820)                   --
   Contributions from minority partners                               810                    --
   Cash distributions to minority partners                         (1,936)               (1,737)
   Proceeds from the sale of common and preferred
   shares, net                                                        253                19,832
   Common shares/partnership units repurchased                         --                   (82)
                                                               ----------            ----------
        Net cash provided by (used in) financing
        activities                                                 14,885               (11,411)
                                                               ----------            ----------
Change in cash and cash equivalents                                 7,763                 3,594
Cash and cash equivalents, at beginning of period                  53,515               146,957
                                                               ----------            ----------
Cash and cash equivalents, at end of period                   $    61,278           $   150,551
                                                               ==========            ==========




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2006 and 2005
           (Unaudited and dollars in thousands, except per share data)

(1)     The Company

        Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of March 31, 2006, the Company had an ownership interest in 190 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants although certain leases require the Company to pay a portion of operating expenses.

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

        The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005.

(2)     Summary of Significant Accounting Policies

        Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), Lexington Contributions, Inc. ("LCI"), and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II and Net 3. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Company controls the entity's voting shares and similar rights, the entity is consolidated.

        Recently Issued Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123, (revised 2004) Share-Based Payment ("SFAS 123R"), which supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for fiscal years beginning after January 1, 2006, based on rules issued by the Securities and Exchange Commission. The Company elected the modified prospective approach as provided for in SFAS 123R. The impact of adopting this statement resulted in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the consolidated shareholders' equity as of January 1, 2006 and did not have a material impact on the Company's results of operations or cash flows.

        In December 2004, the FASB issued Statement No. 153 Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary
        Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

        SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement had no material impact on the Company.

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143 ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company's consolidated financial position or results of operations.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinions No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim
        Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no material impact on the Company.

        In June 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 had no material impact on the Company's financial position or results of operations.

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

        Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option. In instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin.

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

        Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of March 31, 2006 and December 31, 2005, the Company did not record an allowance for doubtful accounts.

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

        Properties Held For Sale. The Company accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the balance sheet, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statement of income. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.

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

        Foreign Currency. Assets and liabilities of the Company's foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in other comprehensive income (loss), as a separate component of the Company's shareholders' equity.

        Earnings Per Share. Basic net income per share is computed by dividing net income reduced by preferred dividends by the weighted average number of common shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, operating partnership units, convertible preferred shares and other dilutive securities.

        Common Share Options. All common share options outstanding were fully vested as of December 31, 2005 and accordingly no compensation costs as calculated under SFAS 123R were recorded. Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied historically to all outstanding share option awards in each period:

                                                             Three Months Ended March 31,
                                                               2006                 2005
                                                            -----------          -----------
        Net income allocable to common shareholders,
          as reported - basic                               $     1,969          $     5,417
           Add:  Stock based employee compensation
           expense included in reported net income                   --                   --
           Deduct:  Total stock based employee
           compensation expense determined under fair
           value based method for all awards                         --                    2
                                                              ---------            ---------
        Pro forma net income - basic                        $     1,969          $     5,415
                                                              =========            =========

        Net income per share - basic
           Basic - as reported                              $      0.04          $      0.11
                                                              =========            =========
           Basic - pro forma                                $      0.04          $      0.11
                                                              =========            =========

        Net income allocable to common shareholders,
          as reported - diluted                             $     1,969          $     5,417
           Add:  Stock based employee compensation
           expense included in reported net income                   --                   --
           Deduct:  Total stock based employee
           compensation expense determined under fair
           value based method for all awards                         --                    2
                                                              ---------            ---------
        Pro forma net income - diluted                      $     1,969          $     5,415
                                                              =========            =========

        Net income per share - diluted
           Diluted - as reported                            $      0.04          $      0.11
                                                              =========            =========
           Diluted - pro forma                              $      0.04          $      0.11
                                                              =========            =========

        Share-based Compensation. The Company issues non-vested common shares to its employees that have various vesting terms. The non-vested shares issued vest either (i) ratably over 5 years, (ii) cliff vest after 5 years, (iii) cliff vest after 5 years if market conditions (targeted total shareholder return) are achieved and/or (iv) vest upon the achievement of performance criteria (increase in cash available for distributions). The Company has elected to charge to compensation cost ratably over 5 years non-vested shares which cliff vest after 5 years. The Company charges to compensation cost ratably over 5 years (the implicit service period) non-vested shares that vest based upon the achievement of performance criteria. The Company charges to compensation cost ratably over 5 years (the explicit service period) non-vested shares that vest upon achievement of market and service conditions. The Company values all share-based payment arrangements using the fair value method, which is the value of the Company's common shares on date of grant and assumes no forfeitures. The Company expects to issue all common shares from reserves for options exercised and non-vested shares granted.

        As of March 31, 2006, there are 826,408 awards available to be issued to employees under the Company's equity award plans. In addition, the Company has $18,886 in unrecognized compensation cost that will be charged to compensation cost over an average of approximately 4.1 years.

        Common share option activity for the three months ended March 31, 2006 is as follows:

                                                 Number of      Weighted-Average      Weighted-Average
                                                  Shares    Exercise Price Per Share    Life (years)
                                                  ------    ------------------------    ------------
        Balance at December 31, 2005                40,500            $  14.71               .8
        Granted                                         --               --                  --
        Exercised                                  (20,500)              14.15               .5
        Forfeited                                       --               --                  --
        Expired                                     (1,500)              11.82               --
                                                 ---------            --------             ----
        Balance at March 31, 2006                   18,500            $  15.55               .9
                                                 =========            ========             ====


        Non-vested share activity for the three months ended March 31, 2006 is as follows:

                                                Number of       Weighted-Average
                                                 Shares         Value Per Share
                                                 ------         ---------------
        Balance at December 31, 2005              547,555            $  20.82
        Granted                                   405,528               22.04
        Vested                                    (55,933)              20.43
                                                ----------           --------
        Balance at March 31, 2006                 897,150            $  21.05
                                                =========            ========


        Reclassification. Certain amounts included in 2005 financial statements have been reclassified to conform with the 2006 presentation.

(3)     Earnings per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2006 and 2005:

                                                                            Three months ended
                                                                                   March 31,
                                                                              2006            2005
                                                                         ---------       ---------
               BASIC
               Income from continuing operations                       $     3,038     $     7,436
               Less preferred dividends                                     (4,109)         (4,109)
                                                                         ----------      ----------
               Income (loss) allocable to common
                   shareholders from continuing operations                  (1,071)          3,327
               Total income from discontinued operations                     3,040           2,090
                                                                         ---------       ---------
               Net income allocable to common shareholders             $     1,969     $     5,417
                                                                        ==========      ==========

               Weighted average number of common shares
                   outstanding                                          51,844,001      48,350,656
                                                                        ==========      ==========

               Income (loss) per common share - basic:
               Income (loss) from continuing operations                $     (0.02)    $      0.07
               Income from discontinued operations                            0.06            0.04
                                                                         ---------       ---------
               Net income                                              $      0.04     $      0.11
                                                                        ==========      ==========

               DILUTED

               Income (loss) allocable to common
                   shareholders from continuing operations - basic     $    (1,071)    $     3,327
               Incremental income attributed to assumed
                   conversion of dilutive securities                            --              --
                                                                         ---------       ---------
               Income (loss) allocable to common
                   shareholders from continuing operations                  (1,071)          3,327
               Total income from discontinued operations                     3,040           2,090
                                                                         ---------       ---------
               Net income allocable to common shareholders             $     1,969     $     5,417
                                                                        ==========      ==========

               Weighted average number of common shares
                   used in calculation of basic earnings per
                   share                                                51,844,001      48,350,656
               Add incremental shares representing:
                   Shares issuable upon exercise of
                       employee share options                                   --          79,289
                   Shares issuable upon conversion of
                       dilutive securities                                      --              --
                                                                        ----------      ----------
               Weighted average number of shares used in
                   calculation of diluted earnings per common
                   share                                                51,844,001      48,429,945
                                                                        ==========      ==========

               Income (loss) per common share - diluted:
               Income (loss) from continuing operations                $     (0.02)    $      0.07
               Income from discontinued operations                            0.06            0.04
                                                                         ---------       ---------
               Net income                                              $      0.04     $      0.11
                                                                        ==========      ==========

(4)     Investments in Real Estate

        During the three months ended March 31, 2006, the Company acquired one property in the Netherlands for a capitalized cost of $40,061 and allocated $15,716 of the purchase price to intangible assets.

(5)     Discontinued Operations

        During the three months ended March 31, 2006, the Company sold two properties for an aggregate sales price of $28,900 resulting in a gain of $2,319. As of March 31, 2006, the Company had five properties held for sale.

        The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                             Three Months Ended March 31,
                                                               2006                 2005
                                                            -----------         ------------
        Rental revenues                                     $     1,596          $     2,394
        Pre-tax income, including gains on sale             $     3,090          $     2,090

(6)     Investment in Non-Consolidated Entities

        As  of  March  31,   2006,   the  Company  has   investments   in  eight
        non-consolidated entities.

        During the three months ended March 31, 2006, one of these entities purchased a property for $4,776.

        During the three months ended March 31, 2006, one of the non-consolidated entities obtained two separate mortgages encumbering two properties aggregating $17,500 with a stated interest rate of 5.61% and a maturity date of April 2016.

        During the three months ended March 31, 2005, one entity repaid $45,800 in advances made by the Company.

        The following is summary combined balance sheet data as of March 31, 2006 and income statement data for the three months ended March 31, 2006 and 2005 for the Company's non-consolidated entities:

                                              2006
                                              ----
       Real estate, net                  $  1,376,366
       Intangibles, net                  $    152,853
       Mortgages payable                 $  1,008,927


                                              2006             2005
                                              ----             ----
       Gross revenues                    $     41,972     $     30,128
       Expenses, net                           39,563           25,303
                                            ---------        ---------
       Net income                        $      2,409     $      4,825
                                            =========        =========

        The Company  earned  advisory  fees of $1,044 and $615 relating to these
        entities   for  the  three   months  ended  March  31,  2006  and  2005,
        respectively.

(7)     Mortgages and Notes Payable

        During 2006, the Company refinanced its Dillon, South Carolina property. The Company repaid the existing debt on the property of $11,420 and incurred debt satisfaction charges of approximately $904.

        During 2006, the Company obtained the following mortgages:

        Property                        Amount         Rate       Maturity
        --------                        ------         ----       --------
        Dillon, South Carolina          $ 23,750      5.97%         2022
        Renswoude, Netherlands            33,785      5.31%         2011


        In addition, the purchaser of a property assumed a $14,170 mortgage note in connection with the sale by the Company.

(8)     Concentration of Risk

        The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months ended March 31, 2006 and 2005, no single tenant represented greater than 10% of rental revenues.

        In March 2006, Dana Corporation ("Dana"), a tenant in 11 properties, including non-consolidated entities, filed for Chapter 11 bankruptcy. As of March 31, 2006, Dana disaffirmed a lease on a property owned by a non-consolidated entity and has not indicated their intention as it relates to the other 10 leases (See Note 12). For the three months ended March 31, 2006, the properties leased to Dana generated $3,198 in rental revenues, including the Company's proportionate share of non-consolidated entities. The Company has not recorded any allowance for doubtful accounts or impairment charges on its real estate as it relates to Dana.

        Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(9)     Minority Interests

        In conjunction with several of the Company's acquisitions in prior years, sellers were given units in LCIF, LCIF II, or Net 3 as a form of consideration. All of such interests are redeemable at certain times, only at the option of the holders, for the Company's common shares on a one-for-one basis at various dates through November 2006 and are not otherwise mandatorily redeemable by the Company.

        As of March 31, 2006, there were 5,629,916 units outstanding. All units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(10)    Commitments and Contingencies

        The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $11,186 and $9,273 as of March 31, 2006 and December 31, 2005,
        respectively.

        The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        As of March 31, 2006, the Company, including its non-consolidated entities, has entered into binding letters of intent to purchase, upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $36,811.

(11)    Supplemental Disclosure of Statement of Cash Flow Information

        During the three months ended March 31, 2006 and 2005, the Company paid $21,057 and $14,732, respectively, for interest and $328 and $1,061, respectively, for income taxes.

        During the three months ended March 31, 2006 and 2005, holders of an aggregate of 90,155 and 30,528, repectively, operating partnership units redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $1,020 and $354, respectively.

        During the three months ended March 31, 2006 and 2005, the Company recognized $1,816 and $1,015, respectively in compensation relating to share grants to trustees and employees.

        During the three months ended March 31, 2006, the Company sold a property in which the seller assumed a mortgage note encumbering the property in the amount of $14,170.

(12)    Subsequent Events

        In April 2006, the Company sold a property in Ocala, Florida, which was classified as held for sale as of March 31, 2006, for a gross sales price of $29,000 and satisfied the associated mortgage of $12,083.

        In April 2006, a non-consolidated entity in which the Company has a 30% interest, purchased and leased back a property in Dallas, Texas to Hagger Clothing Corporation for $28,250. The lease expires in 2016.

        In April 2006, the Company sold a property in Voorhees, New Jersey, which was classified as held for sale as of March 31, 2006, for a gross sales price of $6,400. The Company provided the purchaser an 11 year, $3,200 mortgage note which bears interest at 6.00% and matures in 2017. The carrying value of the property was $3,260 at March 31, 2006.

        In May 2006, Dana filed a motion in the bankruptcy court to disaffirm its lease on the Company's property in Farmington Hills, Michigan. During the three months ended March 31, 2006 the Company's proportionate share of rental revenue for this property and one previously disaffirmed by Dana was $706. As of March 31, 2006, the Company had a deferred rent receivable of $101 and a current rent receivable of $255 (including the Company's proportionate share from a non-consolidated entity) from Dana for the two disaffirmed leases.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of the Company's consolidated financial condition and results of operations for the three month periods ended March 31, 2006 and 2005, and significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. Historical results may not be indicative of future performance.

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

As of March 31, 2006, the Company owned, or had interests in, 190 real estate properties and managed 2 additional properties.

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

Purchase Accounting for Acquisition of Real Estate. The Company allocates the purchase price of real estate acquired in accordance with SFAS 141. The fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, fixtures and equipment and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of March 31, 2006 and December 31, 2005, the Company did not record an allowance for doubtful accounts.

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

Properties Held For Sale. The Company accounts for properties held for sale in accordance with Statement of Financial Accounting Standards No. 144, as amended, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the balance sheet, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statement of income. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.

Basis of Consolidation. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to FASB Interpretation No. 46 Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Company controls the entity's voting shares and similar rights, the entity is consolidated.

Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of March 31, 2006, the Company's real estate assets were located in 39 states and the Netherlands and contained an aggregate of approximately 40.3 million square feet of net rentable space. The properties are generally subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Approximately 97.6% of square feet is subject to a lease.

During the three months ended March 31, 2006, the Company purchased one property for $40.1 million and sold two properties to third parties resulting in a net gain of $2.3 million.

The Company's principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2006, the leases on the consolidated properties generated $48.5 million in gross rental revenue compared to $35.5 million during the same period in 2005.

In March 2006, Dana Corporation ("Dana"), a tenant in 11 properties, including non-consolidated entities, filed for Chapter 11 bankruptcy. As of March 31, 2006, Dana disaffirmed a lease on a property owned by a non-consolidated entity. In May 2006, Dana filed a motion to disaffirm a lease on a consolidated property. Dana has not indicated their intention as it relates to the other 9 leases. For the three months ended March 31, 2006 the properties leased to Dana generated $3.2 million in rental revenues, including the Company's proportionate share of non-consolidated entities. The Company's proportionate share of rental revenues for the two leases disaffirmed by Dana was $0.7 million for the three months ended March 31, 2006. For the two leases disaffirmed by Dana the Company was owed $0.4 million in current and deferred rent (including the Company's proportionate share of non-consolidated entities) as of March 31, 2006. As of March 31, 2006, the Company has not recorded any allowance for doubtful accounts or impairment charges on its real estate (due to the nature and location of the properties) as it relates to Dana.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.365 per share to common shareholders of record as of April 28, 2006, payable on May 15, 2006. The Company's annualized common dividend rate is currently $1.46 per share. The Company also declared a dividend on its Series C preferred shares of $0.8125 per share to preferred shareholders of record as of April 28, 2006, payable on May 15, 2006. The annual preferred dividend rate on the Series C shares is $3.25 per share. The Company also declared a dividend on its Series B preferred shares of $0.503125 per share to preferred shareholders of record as of April 28, 2006, payable on May 15, 2006. The annual preferred dividend rate on the Series B shares is $2.0125 per share.

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

Cash dividends paid to common and preferred shareholders for the three months ended March 2006 and 2005, was $23.3 million and $19.7 million respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $26.0 million and $25.5 million for the three months ended March 31, 2006 and 2005, respectively.

Net cash used in investing activities totaled $33.1 million and $10.5 million for the three months ended March 31, 2006 and 2005, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties and the collection of notes receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $14.9 million and $(11.4) million for the three months ended March 31, 2006 and 2005, respectively. Cash used in financing activities was primarily attributable to dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. As of March 31, 2006, there were 5,629,916 operating partnership units, of which 1,666,720 partnership units are held by two executive officers of the Company. The current average annual distribution is $1.37 per unit.

Share Repurchase Program
------------------------

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units.

Financing
---------

Revolving Credit Facility. The Company's $200.0 million unsecured revolving credit facility, which expires in June 2008, bears interest at a rate of LIBOR plus 120-170 basis points depending on the Company's leverage level. The unsecured revolving credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of March 31, 2006, the Company was in compliance with all covenants, there were no borrowings outstanding, $198.5 million was available to be borrowed and $1.5 million in letters of credit were outstanding.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of March 31, 2006, total outstanding mortgages were $1.2 billion. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.0%. The estimated scheduled principal amortization payments for the remainder of 2006 and for 2007, 2008, 2009 and 2010 are $18.4 million, $36.4 million, $31.2 million, $32.4 million and $31.2 million, respectively. As of March 31, 2006, the estimated scheduled balloon payments for the remainder of 2006 and for 2007, 2008, 2009 and 2010 are $11.9 million, $0 million, $59.0 million, $47.7 million and $56.6 million, respectively. The Company has informed the lender on the mortgage note due in 2006 that it will no longer make debt service payments, including the balloon amount of $11.9 million, and will convey the property collaterizing the mortgage to the lender. As of March 31, 2006, the net carrying value of the encumbered property and escrowed deposits was $6.1 million.

Other
-----

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

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligation for each of the next five years is approximately $1.2 million.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the unsecured revolving credit facility. As of March 31, 2006, the Company, including its non-consolidated entities, has entered into letters of intent to purchase upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $36.8 million.

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

Results of Operations

Three months ended March 31, 2006 compared with March 31, 2005
--------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio and costs associated with such growth. Of the increase in total gross revenues in 2006 of $17.0 million, $13.0 million is attributable to rental revenue. The remaining $4.0 million increase in gross revenues in 2006 was primarily attributable to an increase in advisory fees of $0.4 million and a $3.6 million increase in tenant reimbursements. The increase in interest and amortization expense of $5.7 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in property operating expense of $5.3 million is primarily due to an increase in properties for which the Company has operating expense responsibility and an increase in vacancy. The increase in depreciation and amortization of $8.7 million is due primarily to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets. The increase in general and administrative expenses of $1.3 million is due primarily to an increase in the recognition of share based compensation and personnel costs ($1.2 million). Debt satisfaction charge of $1.0 million relates primarily to the costs incurred in the refinancing of a property. Minority interest expense decreased $0.3 million due to a decrease in earnings at the partnership level. Net income decreased in 2006 by $3.4 million primarily due to the net impact of items discussed above offset by an increase of $1.0 million in income from discontinued operations. The total discontinued operations increase of $1.0 million is comprised of an increase in gains on sales of properties of $1.6 million offset by a decrease of $0.6 million in income from discontinued operations. Net income applicable to common shareholders decreased by $3.4 million due to the items discussed above.

The increase in net income in future periods will be closely tied to the level of acquisitions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults.

Funds From Operations
---------------------

The Company believes that Funds From Operations ("FFO") enhances an investor's understanding of the Company's financial condition, results of operations and cash flows. The Company believes that FFO is an appropriate, but limited, measure of the performance of an equity REIT. FFO is defined in the April 2002 "White Paper", issued by the National Association of Real Estate Investment Trusts, Inc. ("NAREIT") as "net income (loss) (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis." FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with generally accepted accounting principles, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with generally accepted accounting principles.

The following table reconciles net income allocable to common shareholders to the Company's FFO for the three months ended March 31, 2006 and 2005 ($000's):

                                                          2006                       2005
                                                      --------                   --------
Net income allocable to common
shareholders                                        $   1,969                  $   5,417
Adjustments:
   Depreciation and amortization                       20,127                     11,789
   Minority interests' share of net
     income                                               687                        857
   Amortization of leasing commissions                    139                        124
   Gains on sale of properties                         (2,319)                      (744)
   Taxes incurred on sale of property                      49                         --
   Joint venture adjustment -
     depreciation                                       5,482                      3,148
   Preferred share dividend - Series C                  2,519                      2,519
                                                    ---------                  ---------
       Funds From Operations                        $  28,653                  $  23,110
                                                     ========                   ========

Cash flows from operating activities                   25,967                     25,462
Cash flows from investing activities                  (33,089)                   (10,457)
Cash flows from financing activities                   14,885                    (11,411)


Off-Balance Sheet Arrangements
------------------------------


Non-Consolidated Real Estate Entities. As of March 31, 2006, the Company has investments in various real estate entities with varying structures. The properties owned by the entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.


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

                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of March 31, 2006 and 2005, the Company's variable rate indebtedness was $11,870 and $13,200, respectively, which represented 1.0% and 1.7% of total long-term indebtedness, respectively. During the three months ended March 31, 2006 and 2005, this variable rate indebtedness had a weighted average interest rate of 8.3% and 6.1%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income for the three months ended March 31, 2006 and 2005 would have been reduced by approximately $30 and $33, respectively. As of March 31, 2006 and 2005, the Company's fixed rate debt was $1,180,164 and $745,287, respectively, which represented 99.0% and 98.3%, respectively, of total long-term indebtness. The weighted average interest rate as of March 31, 2006 of fixed rate debt was 6.0%, which is approximately 39 basis points higher than the fixed rate debt incurred by the Company during the three months ended March 31, 2006. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $2,927 for the three months ended March 31, 2006 and by $1,872 for the three months ended March 31, 2005.


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

                           PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings - not applicable.

ITEM 1A.       Risk Factors.

               There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - not applicable.

ITEM 3.        Defaults Upon Senior Securities - not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.        Other Information - not applicable.

ITEM 6.        Exhibits

               31.1  Certification  of Chief Executive  Officer pursuant to rule
               13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2  Certification  of Chief Financial  Officer pursuant to rule
               13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

               32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Lexington Corporate Properties Trust




Date: May 5, 2006          By:  /s/ T. Wilson Eglin
                              ------------------------------------------
                               T. Wilson Eglin
                               Chief Executive Officer, President and Chief
                               Operating Officer





Date: May 5, 2006          By: /s/ Patrick Carroll
                              ------------------------------------------
                               Patrick Carroll
                               Chief Financial Officer, Executive Vice President and Treasurer