Form 10-Q
period 2006-06-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2006-08-09
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarterly period ended June 30, 2006.

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

                                    Yes      No  x
                                        ---     ---

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 53,014,379 common shares, par value $.0001 per share on August 1, 2006.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                 June 30, 2006 (Unaudited) and December 31, 2005
                 (in thousands, except share and per share data)

                                                                        June 30,         December 31,
                                                                          2006               2005
                                                                          ----               ----
Assets:
Real estate, at cost                                                   $ 1,874,730          $ 1,883,115
Less: accumulated depreciation and amortization                            255,332              241,188
                                                                         ---------            ---------
                                                                         1,619,398            1,641,927
Properties held for sale - discontinued operations                           7,956               49,397
Intangible assets, net                                                     133,046              128,775
Cash and cash equivalents                                                   54,318               53,515
Investment in non-consolidated entities                                    186,391              191,146
Deferred expenses, net                                                      14,440               13,582
Notes receivable, including accrued interest                                25,407               11,050
Note receivable, including accrued interest - affiliate                      8,350                  -
Investments in marketable securities                                         4,221                  -
Rent receivable - current                                                    6,052                7,673
Rent receivable - deferred                                                  26,551               24,778
Other assets                                                                54,867               38,389
                                                                         ---------            ---------
                                                                       $ 2,140,997          $ 2,160,232
                                                                         =========            =========
Liabilities and Shareholders' Equity:

Liabilities:
Mortgages and notes payable                                            $ 1,152,805          $ 1,139,971
Liabilities - discontinued operations                                        4,180               32,145
Accounts payable and other liabilities                                      14,858               13,250
Accrued interest payable                                                     5,885                5,859
Deferred revenue                                                             6,141                6,271
Prepaid rent                                                                 9,447               10,054
                                                                         ---------            ---------
                                                                         1,193,316            1,207,550
Minority interests                                                          60,347               61,372
                                                                         ---------            ---------
                                                                         1,253,663            1,268,922
                                                                         ---------            ---------
Commitments and contingencies (note 10)

Shareholders' equity:
Preferred shares, par value $0.0001 per share; authorized
10,000,000 shares, Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and
outstanding                                                                 76,315               76,315
Series C Cumulative Convertible Preferred, liquidation preference
$155,000, 3,100,000 shares issued and outstanding                          150,589              150,589
Common shares, par value $0.0001 per share; authorized 160,000,000 shares, 53,015,485 and 52,155,855 shares issued and
outstanding in 2006 and 2005, respectively                                       5                    5
Additional paid-in-capital                                                 848,268              848,564
Deferred compensation, net                                                      --              (11,401)
Accumulated distributions in excess of net income                         (187,894)            (172,762)
Accumulated other comprehensive income                                          51                   --
                                                                           -------            ---------
                                                                           887,334              891,310
                                                                           -------            ---------
                                                                       $ 2,140,997          $ 2,160,232
                                                                         =========            =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                Three and six months ended June 30, 2006 and 2005
          (Unaudited and in thousands, except share and per share data)

                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                                     --------                      --------
                                                                2006          2005            2006           2005
                                                                ----          ----            ----           ----
Gross revenues:
      Rental                                                $  46,423      $  44,297       $  94,936     $  79,145
      Advisory fees                                             1,338          2,556           2,401         3,191
      Tenant reimbursements                                     3,887          2,106           8,320         2,989
                                                               ------         ------         -------        ------
           Total gross revenues                                51,648         48,959         105,657        85,325

Expense applicable to revenues:
      Depreciation and amortization                           (20,351)       (17,534)        (40,592)      (28,745)
      Property operating                                       (7,445)        (4,916)        (15,271)       (7,550)
General and administrative                                     (4,865)        (4,661)        (10,479)       (9,006)
Non-operating income                                            5,911            207           6,706           890
Interest and amortization expense                             (17,801)       (15,764)        (35,446)      (27,782)
Debt satisfaction gain, net                                     1,241          4,632             294         4,632
Impairment charges                                             (1,121)             -          (1,121)            -
                                                               -------         -----          -------        -----

Income before benefit (provision) for income taxes,
minority interests, equity in earnings of
non-consolidated entities and discontinued operations           7,217         10,923           9,748        17,764
Benefit (provision) for income taxes                               82             29             155           (67)
Minority interests                                             (1,173)        (1,468)         (1,710)       (2,284)
Equity in earnings of non-consolidated entities                   825          1,334           2,070         2,759
                                                                -----         ------          ------        ------
Income from continuing operations                               6,951         10,818          10,263        18,172
                                                                -----         ------          ------        ------

Discontinued operations, net of minority interest and taxes:
      Income (loss) from discontinued operations                 (137)         1,406             387         2,919
      Debt satisfaction (charge) gain, net                      4,976              -           4,898           (54)
      Impairment charges                                            -           (592)              -          (623)
      Gains on sales of properties                             13,730          4,317          16,050         5,061
                                                               ------          -----          ------         -----
      Total discontinued operations                            18,569          5,131          21,335         7,303
                                                               ------          -----          ------         -----
Net income                                                     25,520         15,949          31,598        25,475
Dividends attributable to preferred shares - Series B          (1,590)        (1,590)         (3,180)       (3,180)
Dividends attributable to preferred shares - Series C          (2,519)        (2,519)         (5,038)       (5,038)
                                                               -------        -------         -------       -------
Net income allocable to common shareholders                 $  21,411      $  11,840       $  23,380     $  17,257
                                                               ======         ======          ======        ======

Income per common share - basic:
      Income from continuing operations                     $    0.05      $    0.14       $    0.04     $    0.20
      Income from discontinued operations                        0.36           0.10            0.41          0.15
                                                                 ----           ----            ----          ----
      Net income                                            $    0.41      $    0.24       $    0.45     $    0.35
                                                                 ====           ====            ====          ====


Weighted average common shares outstanding - basic         52,116,003     48,593,332      51,980,753    48,472,665
                                                           ==========     ==========      ==========    ==========

Income per common share - diluted:
      Income from continuing operations                     $    0.05      $    0.13       $    0.04     $    0.20
      Income from discontinued operations                        0.36           0.09            0.41          0.13
                                                                 ----           ----            ----          ----
      Net income                                            $    0.41      $    0.22       $    0.45     $    0.33
                                                                 ====           ====            ====          ====

Weighted average common shares outstanding - diluted       52,136,573     53,982,652      52,006,725    53,858,805
                                                           ==========     ==========      ==========    ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                Three and six months ended June 30, 2006 and 2005
                          (Unaudited and in thousands)

                                                                     Three Months Ended           Six Months Ended
                                                                          June 30,                    June 30,
                                                                          --------                    --------
                                                                     2006           2005         2006         2005
                                                                     ----           ----         ----         ----
Net income allocable to common shareholders:                      $  21,411      $ 11,840     $ 23,380      $17,257
Other comprehensive income (loss):
      Foreign currency translation adjustment                           293             -          143            -
      Unrealized loss on marketable securities                          (92)            -          (92)           -
                                                                     ------        ------       ------       ------
Comprehensive income                                              $  21,612      $ 11,840     $ 23,431      $17,257
                                                                     ======        ======       ======       ======

















    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2006 and 2005
                          (Unaudited and in thousands)

                                                                2006                  2005
                                                                ----                  ----

Net cash provided by operating activities                   $ 60,252             $  53,203
                                                              ------                ------
Cash flows from investing activities:
   Investment in properties, including intangibles           (52,283)             (665,447)
   (Issuance) collection of notes receivable- affiliate       (8,300)               45,800
   Net proceeds from sale/transfer of properties              55,762                19,623
   Collection of note receivable                                  --                 3,488
   Investment in notes receivable                            (11,144)                   --
   Real estate deposits, net                                  (1,726)                   --
   Investment in and advances to non-consolidated
   entities, net                                             (10,154)              (25,408)
   Distribution of loan proceeds from non-consolidated
   entities                                                    5,459                    --
   Investment in marketable securities                        (4,314)                   --
   Increase in deferred leasing costs                         (1,038)               (2,080)
   Increase in escrow deposits                                  (822)               (1,280)
                                                             -------              --------
        Net cash used in investing activities                (28,560)             (625,304)
                                                             -------              --------

Cash flows from financing activities:
   Dividends to common and preferred shareholders            (46,730)              (41,533)
   Principal payments on debt, excluding normal
   amortization                                              (51,071)              (16,252)
   Dividend reinvestment plan proceeds                         6,537                 6,848
   Change in credit facility borrowings, net                      --                99,000
   Principal amortization payments                           (13,573)              (12,489)
   Proceeds of mortgages and notes payable                    77,936               418,845
   Increase in deferred financing costs, net                    (939)               (4,849)
   Contributions from minority partners                          810                 1,692
   Cash distributions to minority partners                    (3,996)               (3,488)
   Proceeds from the sale of common and preferred
   shares, net                                                   253                19,832
   Common shares/partnership units repurchased                  (116)                  (82)
                                                             -------               -------
        Net cash (used in) provided by financing
        activities                                           (30,889)              467,524
                                                             -------               -------
Change in cash and cash equivalents                              803              (104,577)
Cash and cash equivalents, at beginning of period             53,515               146,957
                                                              ------               -------
Cash and cash equivalents, at end of period                 $ 54,318             $  42,380
                                                              ======               =======




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2006 and 2005
           (Unaudited and dollars in thousands, except per share data)

(1)     The Company

        Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of June 30, 2006, the Company had an ownership interest in 191 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants although certain leases require the Company to pay a portion of operating expenses.

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

(2)     Summary of Significant Accounting Policies

        Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), Lexington Realty Advisors, Inc. ("LRA"), Lexington Contributions Inc. ("LCI"), and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and the majority limited partner of each of LCIF, LCIF II and Net 3. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Company controls the entity's voting shares and similar rights, the entity is consolidated.

        Recently Issued Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, (revised 2004) Share-Based Payment ("SFAS 123R"), which supersedes Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for fiscal years beginning after January 1, 2006, based on rules issued by the Securities and Exchange Commission. The Company elected the modified prospective approach as provided for in SFAS 123R. The impact of adopting this statement resulted in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the consolidated shareholders' equity as of January 1, 2006 and did not have a material impact on the Company's results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 153, Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29 ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

        SFAS 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement had no material impact on the Company.

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143 ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 was effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company's consolidated financial position or results of operations.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinions No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim
        Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no material impact on the Company.

        In June 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships applied the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 had no material impact on the Company's financial position or results of operations.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No.
        109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have a material impact on the Company's consolidated financial position or results of operations.

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

        In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases and any bargain renewal options, if applicable. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

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

        Revenue Recognition. The Company recognizes revenue in accordance with SFAS No. 13, Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if they do not meet the criteria of a bargain renewal option. In instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a reduction to revenue on a straight-line basis over the respective lease term.

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

        Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of June 30, 2006 and December 31, 2005, the Company did not record an allowance for doubtful accounts.

        Impairment of Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended ("SFAS 144") has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of market rent after an assumed lease up period for vacant properties coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

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

        Marketable Securities. The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated other comprehensive income. Gains or losses on securities sold, if any, are based on the specific identification method.

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

        Foreign Currency. Assets and liabilities of the Company's foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in other comprehensive income as a separate component of the Company's shareholders' equity.

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


                                                         Three Months        Six Months
                                                            Ended               Ended
                                                           June 30,            June 30,
                                                            2005                2005
                                                        -----------          ----------
Net income allocable to common shareholders,
  as reported - basic                                   $   11,840           $   17,257
   Add:  Stock based employee compensation
   expense included in reported net income                       -                    -
   Deduct:  Total stock based employee
   compensation expense determined under
   fair value based method for all awards                        2                    4
                                                            ------               ------
Pro forma net income - basic                            $   11,838           $   17,253
                                                            ======               ======

Net income per share - basic
   Basic - as reported                                  $     0.24           $     0.35
   Basic - pro forma                                    $     0.24           $     0.35

Net income allocable to common shareholders,
  as reported - diluted                                 $   12,009           $   18,000
   Add:  Stock based employee compensation
   expense included in reported net income                       -                    -
   Deduct:  Total stock based employee
   compensation expense determined under
   fair value based method for all awards                        2                    4
                                                            ------               ------
Pro forma net income - diluted                          $   12,007           $   17,996
                                                            ======               ======

Net income per share - diluted
   Diluted - as reported                                $     0.22           $     0.33
   Diluted - pro forma                                  $     0.22           $     0.33



        Share-based Compensation. The Company issues non-vested common shares to its employees that have various vesting terms. The non-vested shares issued vest either (i) ratably over 5 years, (ii) cliff vest after 5 years, (iii) cliff vest after 5 years if market conditions (targeted total shareholder return) are achieved and/or (iv) vest upon the achievement of performance criteria (increase in cash available for distributions). The Company has elected to charge to compensation cost ratably over 5 years non-vested shares which cliff vest after 5 years. The Company charges to compensation cost ratably over 5 years (the implicit service period), the non-vested shares that vest based upon the achievement of performance criteria. The Company charges to compensation cost ratably over 5 years (the explicit service period), the non-vested shares that vest upon achievement of market and service conditions. The Company values all share-based payment arrangements using the fair value method, which is the value of the Company's common shares on date of grant and assumes no forfeitures. The Company expects to issue all common shares from reserves for options exercised and non-vested shares granted.

        As of June 30, 2006, there are 827,377 awards available to be issued to employees under the Company's equity award plans. In addition, the Company has $17,499 in unrecognized compensation cost that will be charged to compensation cost over an average of approximately 3.9 years.



        Common share option activity for the six months ended June 30, 2006 is as follows:

                                                 Number of       Weighted-Average      Weighted-Average
                                                  Shares     Exercise Price Per Share     Life (years)
                                                  ------     ------------------------     ------------
        Balance at December 31, 2005                40,500            $  14.71                .8
        Granted                                         --                  --                --
        Exercised                                  (20,500)              14.15                .5
        Forfeited                                       --                  --                --
        Expired                                     (1,500)              11.82                --
                                                 ---------             -------              ----
        Balance at June 30, 2006                    18,500            $  15.55                .6
                                                 =========             =======              ====

        Non-vested share activity for the six months ended June 30, 2006 is as follows:

                                                Number of       Weighted-Average
                                                 Shares         Value Per Share
                                                 ------         ---------------
        Balance at December 31, 2005              547,555            $20.82
        Granted                                   405,528             22.04
        Forfeited                                    (469)            21.30
        Vested                                    (56,933)            20.49
                                                  --------            -----
        Balance at June 30, 2006                  895,681            $21.43
                                                  =======             =====

        Reclassification. Certain amounts included in 2005 financial statements have been reclassified to conform with the 2006 presentation.

(3)     Earnings per Share

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2006 and 2005:

                                                      Three months ended                Six months ended
                                                              June 30,                         June 30,
                                                        2006             2005            2006            2005
                                                   ---------        ---------       ---------       ---------
BASIC
Income from continuing operations                 $    6,951      $   10,818      $   10,263      $   18,172
Less preferred dividends                              (4,109)         (4,109)         (8,218)         (8,218)
                                                      ------           -----           -----          ------
Income allocable to common shareholders from
continuing operations                                  2,842           6,709           2,045           9,954
Total income from discontinued operations             18,569           5,131          21,335           7,303
                                                      ------           -----          ------           -----
Net income allocable to common shareholders       $   21,411      $   11,840      $   23,380      $   17,257
                                                      ======          ======          ======          ======

Weighted average number of common shares
outstanding                                       52,116,003      48,593,332      51,980,753      48,472,665
                                                  ==========      ==========      ==========      ==========

Income per common share - basic:
Income from continuing operations                 $     0.05      $     0.14      $     0.04      $     0.20
Income from discontinued operations                     0.36            0.10            0.41            0.15
                                                        ----            ----            ----            ----
Net income                                        $     0.41      $     0.24      $     0.45      $     0.35
                                                        ====            ====            ====            ====

DILUTED

Income allocable to common shareholders from
continuing operations - basic                     $    2,842      $    6,709      $    2,045      $    9,954
Incremental income attributed to assumed
conversion of dilutive securities                          -             169               -             743
                                                       -----           -----          ------           -----
Income allocable to common shareholders
from continuing operations                             2,842           6,878           2,045          10,697
Total income from discontinued operations             18,569           5,131          21,335           7,303
                                                      ------          ------          ------          ------
Net income allocable to common shareholders       $   21,411      $   12,009      $   23,380      $   18,000
                                                      ======          ======          ======          ======

Weighted average number of common shares
used in calculation of basic earnings per
share                                             52,116,003      48,593,332      51,980,753      48,472,665
Add incremental shares representing:
Shares issuable upon exercise of employee
share options                                         20,570          80,928          25,972          77,748
Shares issuable upon conversion of dilutive
securities                                                 -       5,308,392               -       5,308,392
                                                  ----------      ----------      ----------      ----------
Weighted average number of shares used in
calculation of diluted earnings per common
share                                             52,136,573      53,982,652      52,006,725      53,858,805
                                                  ==========      ==========      ==========      ==========

Income per common share - diluted:
Income from continuing operations                 $     0.05       $    0.13      $     0.04      $     0.20
Income from discontinued operations                     0.36            0.09            0.41            0.13
                                                        ----            ----            ----            ----
Net income                                        $     0.41       $    0.22      $     0.45      $     0.33
                                                        ====            ====            ====            ====

(4)     Investments in Real Estate and Mortgage Notes Receivable

        During the six months ended June 30, 2006, the Company acquired one property in the Netherlands for an initial capitalized cost of $40,061 and allocated $15,716 of the purchase price to intangible assets.

        The Company purchased a $13,027 face amount mortgage note receivable for $11,144, for an effective yield at 7.50%. The note matures in 2015 and requires interest payments at 4.55% per annum, on the face amount, and principal payments.

(5)     Discontinued Operations

        During the first quarter of 2006, the Company sold two properties for an aggregate net sales price of $28,239 resulting in a gain of $2,320.

        During the second quarter of 2006, the Company sold four properties for an aggregate net sales price of $44,893 resulting in a net gain of $13,730. The Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to a sale of one property. In addition, the Company had two properties held for sale as of June 30, 2006.

        The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                       2006             2005            2006            2005
                                                    -----------      -----------     -----------      --------
        Rental revenues                             $   345         $  3,166        $   1,941        $   6,197
        Pre-tax income, including gains on sale      18,593            5,131           21,410            7,303


(6)     Investment in Non-Consolidated Entities

        As of June 30, 2006, the Company has investments in eight non-consolidated entities. During the six months ended June 30, 2006, these entities purchased six properties for an aggregate capitalized cost of $73,262, including estimated expansion cost for one property.

        During the six months ended June 30, 2006, the non-consolidated entities obtained four separate mortgages encumbering four properties aggregating $43,363 with an average stated interest rate of 5.97% and maturity dates ranging from April 2016 to November 2019.

        During the second quarter of 2006, the Company advanced $8,300 to one entity in connection with an acquisition of a property from a third party. The mortgage note bears interest at 7.00% and matures in October 2006. During the first quarter of 2005, one entity repaid $45,800 in advances made by the Company.

        The following is summary combined balance sheet data as of June 30, 2006 and income statement data for the six months ended June 30, 2006 and 2005 for the Company's non-consolidated entities:

                                              2006
                                              ----
       Real estate, net                    1,410,090
       Intangibles, net                      146,633
       Mortgages payable                   1,041,071

                                              2006             2005
                                              ----             ----
       Gross revenues                        $80,026          $66,221
       Expenses, net                         $76,635          $58,221
                                              ------           ------
       Net income                            $ 3,391          $ 8,000
                                              ======           ======

        The Company earned advisory fees of $1,141 and $2,044 for the three and six months ended June 30, 2006, respectively, and $2,440 and $2,831 for the three and six months ended June 30, 2005, respectively, relating to these entities.

(7)     Mortgages and Notes Payable

        During the first quarter of 2006, the Company refinanced its property in Dillon, South Carolina. The Company repaid the existing debt on the property of $11,420 and incurred debt satisfaction charges of approximately $904.

        During the second quarter of 2006, the Company sold two properties encumbered by mortgage debt, which resulted in debt satisfaction charges of approximately $446.

        During the second quarter of 2006, the Company refinanced its property in Boca Raton, Florida. The Company repaid the existing debt on the property of $15,275 and incurred debt satisfaction charges of approximately $218.

        During the second quarter of 2006, the Company transferred its Milpitas, California property which was encumbered by a $11,869 mortgage to the lender in a foreclosure, which resulted in a $6,289 debt satisfaction gain.

        During the second quarter of 2006, the Company repaid the $10,525 mortgage on its Southfield, Michigan property for $9,022, which resulted in a debt satisfaction gain of $1,460.

        During 2006, the Company obtained the following mortgages:

        Property                        Amount         Rate       Maturity
        --------                        ------         ----       --------
        Dillon, South Carolina          $ 23,750      5.97%         2022
        Renswoude, the Netherlands        33,785      5.31%         2011
        Boca Raton, Florida               20,400      6.47%         2020

        In addition, the purchaser of a property assumed a $14,170 mortgage note in connection with the sale by the Company.

(8)     Concentration of Risk

        The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three and six months ended June 30, 2006 and 2005, no single tenant represented greater than 10% of rental revenues.

        In March 2006, Dana Corporation ("Dana"), a tenant in 11 properties, including non-consolidated entities, filed for Chapter 11 bankruptcy. As of June 30, 2006, Dana succeeded on motions to reject leases on 2 properties owned by the Company and a non-consolidated entity and has not indicated its intention as it relates to the other 9 leases. During the second quarter of 2006, the Company recorded an impairment charge of $1,121 and accelerated amortization of an above-market lease of $2,349, relating to the write off of lease intangibles and the above-market lease for the disaffirmed lease of a consolidated property. In addition, the Company's proportionate share from a non-consolidated entity of the impairment charge and accelerated amortization of an above-market lease for a disaffirmed lease was $551 and $1,412, respectively. In addition, the Company, including a non-consolidated entity, sold its bankruptcy claims related to the 2 disaffirmed leases for approximately $7,100 which resulted in a gain of approximately $6,900.

        Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

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

        As of June 30, 2006, there were 5,622,694 units outstanding. All units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(10)    Commitments and Contingencies

        The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $15,352 and $9,273 as of June 30, 2006 and December 31, 2005,
        respectively.

        The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

        As of June 30, 2006, the Company, including its non-consolidated entities, has entered into binding letters of intent to purchase, upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $58,799.

(11)    Supplemental Disclosure of Statement of Cash Flow Information

        During the six months ended June 30, 2006 and 2005, the Company paid $35,148 and $28,639, respectively, for interest and $169 and $1,450, respectively, for income taxes.

        During the six months ended June 30, 2006 and 2005, holders of an aggregate of 91,869 and 30,528 operating partnership units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $1,041 and $354, respectively.

        During the six months ended June 30, 2006 and 2005, the Company recognized $3,321 and $1,901, respectively in compensation relating to share grants to trustees and employees.

        During the six months ended June 30, 2006, the Company sold a property in which the purchaser assumed a mortgage note encumbering the property in the amount of $14,170. In addition, the Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to the sale of another property.



(12)    Subsequent Events

        On July 23, 2006, the Company entered into a definitive merger agreement with Newkirk Realty Trust, Inc. ("Newkirk"). Under the merger agreement each share of Newkirk common stock will be exchanged for 0.80 common shares of the Company. Following the merger, Newkirk stockholders and unit holders will own approximately 46.8% and the Company's shareholders and unit holders will own approximately 53.2% of the fully diluted common shares of the combined company assuming no conversion of the Company's Series C Cumulative Convertible Preferred Stock. The transaction is expected to close in the fourth quarter of 2006, subject to the approval of the voting shareholders of both companies and other customary conditions.

        The merger agreement contains certain termination rights for both the Company and Newkirk and provides that in certain specified circumstances, a terminating party must pay the other party's expenses up to $5 million in connection with the proposed transaction. In addition, the agreement provides that in certain specified circumstances (generally in the event a terminating party enters into an alternative transaction within six months of termination), a terminating party must also pay the other party a break-up fee of up to $25 million (less expenses, if any, previously paid by the terminating party to the non-terminating party).

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of Lexington Corporate Properties Trust's (the "Company's") consolidated financial condition and results of operations for the three and six months periods ended June 30, 2006 and 2005, and the significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. Historical results may not be indicative of future performance.

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "estimates," "projects" or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs, (v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, and (viii) increases in operating costs. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

General
-------

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"), acquires, owns and manages net-leased commercial properties. The Company believes that it has operated as a REIT since October 1993.

As of June 30, 2006, the Company owned, or had interests in, 191 real estate properties and managed 2 additional properties.

Critical Accounting Policies
----------------------------

The Company's accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are very important to the portrayal of the Company's financial condition and results of operations and which require some of management's most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that might materially affect management's future estimate with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management's current estimates.

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

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods of the respective leases and any bargain renewal options, if applicable. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight- line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a reduction to revenue on a straight-line basis over the respective lease term.

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

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of June 30, 2006 and December 31, 2005, the Company did not record an allowance for doubtful accounts.

Impairment of Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended ("SFAS 144") has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of market rent after an assumed lease up period for vacant properties coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code.

The Company is now permitted to participate in certain activities which it was previously precluded from in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. Lexington Realty Advisors, Inc. and Lexington Contributions Inc. are taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

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



Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of June 30, 2006, the Company's real estate assets were located in 39 states and the Netherlands and contained an aggregate of approximately 40.2 million square feet of net rentable space. Substantially all of the properties are subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Approximately 97.8% of the total square feet is subject to a lease.

During the six months ended June 30, 2006, the Company, including non-consolidated entities, purchased 7 properties for an aggregate capitalized cost of $113.3 million, including an estimated expansion obligation, and sold 6 properties to third parties resulting in an aggregate net gain of $16.1 million.

The Company's principal sources of liquidity are revenues generated from its properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the six months ended June 30, 2006, the leases on the consolidated properties generated $94.9 million in gross rental revenue compared to $79.1 million during the same period in 2005.

In March 2006, Dana Corporation ("Dana"), a tenant in 11 properties, including those owned by non-consolidated entities, filed for Chapter 11 bankruptcy. As of June 30, 2006, Dana succeeded on motions to reject leases on 2 properties, 1 owned by the Company and the other owned by a non-consolidated entity. Dana has not indicated its intention as it relates to the other 9 leases. During the second quarter of 2006, the Company recorded an impairment charge and accelerated amortization of above-market leases of $5.4 million (including the Company's proportionate share from a non-consolidated entity), relating to the write off of above-market leases and lease intangibles of the 2 rejected leases.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.365 per share to common shareholders of record as of July 31, 2006, payable on August 15, 2006. The Company's annualized common dividend rate is currently $1.46 per share. The Company also declared a dividend on its Series C preferred shares of $0.8125 per share to preferred shareholders of record as of July 31, 2006, payable on August 15, 2006. The annual preferred dividend rate on the Series C shares is $3.25 per share. The Company also declared a dividend on its Series B preferred shares of $0.503125 per share to preferred shareholders of record as of July 31, 2006, payable on August 15, 2006. The annual preferred dividend rate on the Series B shares is $2.0125 per share.

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

Cash dividends paid to common and preferred shareholders for the six months ended June 30, 2006 and 2005 were $46.7 million and $41.5 million, respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $60.3 million and $53.2 million for the six months ended June 30, 2006 and 2005, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. The Company believes the net lease structure of the majority of its tenants leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of its cash management program.

Net cash used in investing activities totaled $28.6 million and $625.3 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate, the investment in non-consolidated entities and the issuance of notes receivable. Cash provided by investing activities relates primarily to the sale of properties and the collection of notes receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled $(30.9) million and $467.5 million for the six months ended June 30, 2006 and 2005, respectively. Cash used in financing activities was primarily attributable to dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. As of June 30, 2006, there were 5,622,694 operating partnership units, of which 1,666,720 partnership units are held by E. Robert Roskind, Chairman and Richard J. Rouse, Vice Chairman and Chief Investment Officer. The current average annual distribution is $1.37 per unit.

Share Repurchase Program
------------------------

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. No repurchases were made during the six months ended June 30, 2006.

Financing
---------

Revolving Credit Facility. The Company's $200.0 million unsecured revolving credit facility, which expires in June 2008, bears interest at a rate of LIBOR plus 120-170 basis points depending on the Company's leverage level. The unsecured revolving credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of June 30, 2006, the Company was in compliance with all covenants, there were no borrowings outstanding, $167.3 million was available to be borrowed and $32.7 million in letters of credit were outstanding.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of June 30, 2006, total outstanding mortgages were $1.2 billion. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.0%. The estimated scheduled principal amortization payments for the remainder of 2006 and for 2007, 2008, 2009 and 2010 are $14.0 million, $35.2 million, $30.0 million, $31.6 million and $30.4 million, respectively. As of June 30, 2006, the estimated scheduled balloon payments for the remainder of 2006 and for 2007, 2008, 2009 and 2010 are $0 million, $0 million, $43.7 million, $37.0 million and $56.6 million, respectively.

Other
-----

Lease Obligations. Since the Company's tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, the Company does not anticipate significant needs for cash for these costs. However, the Company is responsible for operating expenses in vacant properties and for certain leases which contain expense stops. The Company generally funds property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties.

The Company's tenants pay the rental obligation on ground leases either directly to the fee holder or to the Company as increased rent. The annual ground lease rental payment obligations for 2007, 2008, 2009, 2010 and 2011 are approximately $1.2 million, $1.2 million, $1.2 million, $1.0 million and $0.9 million, respectively.

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the unsecured revolving credit facility. As of June 30, 2006, the Company, including through non-consolidated entities, has entered into letters of intent to purchase upon completion of construction and commencement of rent from the tenants, two properties for an aggregate estimated obligation of $58.8 million.

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

Results of Operations

Three months ended June 30, 2006 compared with June 30, 2005

Changes in the results of operations for the Company are primarily due to the growth of its portfolio, costs associated with such growth, the timing of acquisitions and other items discussed below. Of the increase in total gross revenues in 2006 of $2.7 million, $2.1 million is attributable to rental revenue. The remaining $0.6 million increase in gross revenues in 2006 was primarily attributable to an increase in tenant reimbursements of $1.8 million offset by a decrease in advisory fees of $1.2 million. The increase in interest and amortization expense of $2.0 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in property operating expense of $2.5 million is primarily due to an increase in properties for which the Company has operating expense responsibility. The increase in depreciation and amortization expense of $2.8 million is due primarily to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets. The increase in general and administrative expenses of $0.2 million is due primarily to an increase in personnel costs offset by a reduction in professional fees and dead deal costs. Non-operating income increased $5.7 million primarily due to the sale of a Dana Corporation bankruptcy claim in 2006. Debt satisfaction gains, net decreased $3.4 million due to timing of debt satisfactions. Impairment charges increased due to the write off of intangible assets relating to a tenant bankruptcy. Minority interest expense decreased $0.3 million due to a decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities decreased by $0.5 million primarily due to the impact of the write off of lease intangibles and the acceleration of above-market lease amortization offset by a gain on the sale of a Dana Corporation bankruptcy claim in 2006. Net income increased in 2006 by $9.6 million primarily due to the net impact of items discussed above coupled with an increase of $13.4 million in income from discontinued operations. The total discontinued operations increase of $13.4 million is comprised of an increase in gains on sales of properties of $9.4 million, an increase in debt satisfaction gains, net of $5.0 million and a reduction in impairment charges of $0.6 million offset by a decrease of $1.5 million in income from discontinued operations. Net income applicable to common shareholders increased by $9.6 million due to the items discussed above.

Six months ended June 30, 2006 compared with June 30, 2005

Changes in the results of operations for the Company are primarily due to the growth of its portfolio, costs associated with such growth, the timing of acquisitions and other items discussed below. Of the increase in total gross revenues in 2006 of $20.3 million, $15.8 million is attributable to rental revenue. The remaining $4.5 million increase in gross revenues in 2006 was primarily attributable to an increase in tenant reimbursements of $5.3 million offset by a decrease in advisory fees of $0.8 million. The increase in interest and amortization expense of $7.7 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in property operating expense of $7.7 million is primarily due to an increase in properties for which the Company has operating expense responsibility. The increase in depreciation and amortization expense of $11.8 million is due primarily to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets. The increase in general and administrative expenses of $1.5 million is due primarily to an increase in personnel costs offset by a reduction in professional fees and dead deal costs. Non-operating income increased $5.8 million primarily due to the sale of a Dana Corporation bankruptcy claim in 2006. Debt satisfaction gains, net decreased $4.3 million due to the timing of debt satisfactions. Impairment charges increased due to the write off of intangible assets relating to a tenant bankruptcy. Minority interest expense decreased $0.6 million due to a decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities decreased by $0.7 million primarily due to the impact of the write off of lease intangibles and the acceleration of above-market lease amortization offset by a gain on the sale of a Dana Corporation bankruptcy claim in 2006. Net income increased in 2006 by $6.1 million primarily due to the net impact of items discussed above coupled with an increase of $14.0 million in income from discontinued operations. The total discontinued operations increase of $14.0 million is comprised of an increase in gains on sales of properties of $11.0 million, an increase in debt satisfaction gains of $5.0 million and a $0.6 million reduction in impairment charges offset by a decrease of $2.5 million in income from discontinued operations. Net income applicable to common shareholders increased by $6.1 million due to the items discussed above.

The increase in net income in future periods will be closely tied to the level of acquisitions and dispositions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults. As discussed in note 12 to the unaudited condensed consolidated financial statements the Company has entered into a definitive merger agreement with Newkirk Realty Trust, Inc.

Off-Balance Sheet Arrangements
------------------------------


Non-Consolidated Real Estate Entities. As of June 30, 2006, the Company has investments in various non-consolidated real estate entities with varying structures. The properties owned by the non-consolidated entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations and fraud.


The Company invests in non-consolidated entities with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See note 6 to the unaudited condensed consolidated financial statements for combined summary balance sheet and income statement data relating to these entities.


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable-rate and fixed rate debt. As of June 30, 2006 and 2005, the Company's variable-rate indebtedness was $0 and $111,748, respectively, which represented 0% and 9.0% of total long-term indebtedness, respectively. During the three months ended June 30, 2006 and 2005 this variable-rate indebtedness had a weighted average interest rate of 8.0% and 6.1%, respectively. During the six months ended June 30, 2006 and 2005 this variable-rate indebtedness had a weighted-average interest rate of 8.1% and 6.1%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $36 and $66 for the three and six months ended June 30, 2006 and $39 and $72 for the three and six months ended June 30, 2005. As of June 30, 2006 and 2005, the Company's fixed rate debt was $1,156,975 and $1,123,256, respectively, which represented 100% and 91.0%, respectively, of total long-term indebtness. The weighted average interest rate as of June 30, 2006 of fixed rate debt was 6.0%, which is approximately 33 basis points lower than the fixed rate debt incurred by the Company during the three months ended June 30, 2006. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $2,919 and $5,846 for the three and six months ended June 30, 2006 and by $2,598 and $4,470 for the three and six months ended June 30, 2005.


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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds - not applicable.

ITEM 3.        Defaults Upon Senior Securities - not applicable.

ITEM 4.        Submission of Matters to a Vote of Security Holders.

               At the Company's Annual Meeting of Shareholders held on May 23, 2006, the following action was taken:

               The shareholders elected nine individuals nominated to serve as the trustees of the Company until the 2007 Annual Meeting, as set forth in Proposal No. 1 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The nine individuals elected, and the number of votes cast for, or withheld, with respect to each of them follows:

                Nominee for Trustee                    For           Withhold
                -------------------                    ---           --------
                E. Robert Roskind                  45,944,291       1,487,065
                Richard J. Rouse                   45,955,610       1,475,746
                T. Wilson Eglin                    46,992,118         439,238
                Geoffrey Dohrmann                  46,101,866       1,329,490
                Carl D. Glickman                   46,857,291         574,065
                James Grosfeld                     46,840,562         590,794
                Kevin W. Lynch                     47,141,163         290,193
                Stanley R. Perla                   47,137,265         294,091
                Seth M. Zachary                    44,154,359       3,276,997

               The shareholders ratified the appointment of KPMG LLP as the independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006, as set forth in Proposal No. 2 in the Company's Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The number of votes cast for, against, or abstained, with respect to Proposal No. 2 follows:

                         For                 Against               Abstain
                         ---                 -------               -------
                      46,967,612             350,019               113,725


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


                                      Lexington Corporate Properties Trust




Date: August 9, 2006                  By:  /s/ T. Wilson Eglin
                                         ---------------------------------------
                                          T. Wilson Eglin
                                          Chief Executive Officer, President and
                                          Chief Operating Officer





Date: August 9, 2006                  By: /s/ Patrick Carroll
                                         ---------------------------------------
                                          Patrick Carroll
                                          Chief Financial Officer, Executive
                                          Vice President and Treasurer