Form 10-Q
period 2006-09-30
LEXINGTON CORPORATE PROPERTIES TRUST
filed 2006-11-09
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006.

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

Large accelerated filer [ x ]  Accelerated filer [ ]   Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                            Yes        No  x
                                               --------  -----

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 53,272,972 common shares, par value $.0001 per share on November 1, 2006.

                         PART 1. - FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

              September 30, 2006 (Unaudited) and December 31, 2005
                 (in thousands, except share and per share data)

                                                                                     September 30,            December 31,
                                                                                          2006                    2005
                                                                                          ----                    ----
Assets:

Real estate, at cost                                                                   $   1,840,739           $   1,883,115
Less: accumulated depreciation and amortization                                              255,400                 241,188
                                                                                         -----------             -----------
                                                                                           1,585,339               1,641,927
Properties held for sale - discontinued operations                                            16,227                  49,397
Intangible assets, net                                                                       128,932                 128,775
Cash and cash equivalents                                                                     62,819                  53,515
Investment in non-consolidated entities                                                      181,246                 191,146
Deferred expenses, net                                                                        15,037                  13,582
Notes receivable, including accrued interest                                                  25,311                  11,050
Investment in marketable securities                                                            5,782                      --
Rent receivable - current                                                                      3,264                   7,673
Rent receivable - deferred                                                                    27,882                  24,778
Other assets                                                                                  45,042                  38,389
                                                                                         -----------             -----------
                                                                                       $   2,096,881           $   2,160,232
                                                                                         ===========             ===========
Liabilities and Shareholders' Equity:

Liabilities:
Mortgages and notes payable                                                            $   1,146,371           $   1,139,971
Liabilities - discontinued operations                                                          8,931                  32,145
Dividends payable                                                                             23,490                      --
Accounts payable and other liabilities                                                        15,973                  13,250
Accrued interest payable                                                                       3,085                   5,859
Deferred revenue                                                                               6,075                   6,271
Prepaid rent                                                                                  13,696                  10,054
                                                                                         -----------             -----------
                                                                                           1,217,621               1,207,550
Minority interests                                                                            52,641                  61,372
                                                                                         -----------             -----------
                                                                                           1,270,262               1,268,922
                                                                                         -----------             -----------
Commitments and contingencies (note 10)

Shareholders' equity:
Preferred shares,  par value $0.0001 per share;  authorized  10,000,000  shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000,
3,160,000 shares issued and outstanding                                                       76,315                  76,315
Series C Cumulative  Convertible  Preferred,  liquidation  preference $155,000,
3,100,000 shares issued and outstanding                                                      150,589                 150,589
Common  shares,  par value $0.0001 per share;  authorized  160,000,000  shares,
53,099,996  and  52,155,855  shares  issued and  outstanding  in 2006 and 2005,
respectively                                                                                       5                       5
Additional paid-in-capital                                                                   851,010                 848,564
Deferred compensation, net                                                                        --                 (11,401)
Accumulated distributions in excess of net income                                           (252,441)               (172,762)
Accumulated other comprehensive income                                                         1,141                      --
                                                                                         -----------             -----------
                                                                                             826,619                 891,310
                                                                                         -----------             -----------
                                                                                       $   2,096,881           $   2,160,232
                                                                                         ===========             ===========

               The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

             Three and nine months ended September 30, 2006 and 2005 (Unaudited and in thousands, except share and per share data)

                                                           Three Months ended September 30,      Nine Months ended September 30,
                                                               2006               2005               2006               2005
                                                           --------------    ----------------    --------------     --------------
Gross revenues:
    Rental                                                 $      46,205     $      47,437       $     137,080      $     122,521
    Advisory fees                                                  1,127               995               3,527              4,186
    Tenant reimbursements                                          4,302             4,205              12,622              7,194
                                                                --------        ----------          ----------       ------------
       Total gross revenues                                       51,634            52,637             153,229            133,901

Expense applicable to revenues:
    Depreciation and amortization                                (20,054)          (19,522)            (59,576)           (47,271)
    Property operating                                            (8,113)           (7,705)            (23,126)           (15,003)
General and administrative                                        (5,394)           (4,154)            (15,868)           (13,153)
Non-operating income                                                 963               297               7,669              1,187
Interest and amortization expense                                (17,572)          (17,963)            (52,825)           (45,373)
Debt satisfaction (charges) gains, net                              (510)               --                (216)             4,632
Impairment charges                                                    --                --              (1,121)                --
                                                              ----------         ---------          ----------        -----------

Income before benefit (provision) for income taxes,
    minority interests, equity in earnings of
    non-consolidated entities and discontinued operations            954             3,590               8,166             18,920
Benefit (provision) for income taxes                                (178)              111                 (23)                45
Minority interests                                                  (168)             (484)             (1,231)            (2,154)
Equity in earnings of non-consolidated entities                    1,005             2,328               3,075              5,087
                                                              ----------        ----------          ----------         ----------
Income from continuing operations                                  1,613             5,545               9,987             21,898
                                                              ----------        ----------          ----------         ----------
Discontinued operations, net of minority interest and taxes:
    Income from discontinued operations                              919             2,007               3,194              6,745
    Debt satisfaction (charges) gains, net                            15                --               4,913                (54)
    Impairment charges                                           (21,612)             (177)            (21,612)              (800)
    Gains on sales of properties                                   1,470             1,595              17,520              6,656
                                                              ----------        ----------          ----------         ----------
    Total discontinued operations                                (19,208)            3,425               4,015             12,547
                                                              -----------       ----------          ----------         ----------
Net income (loss)                                                (17,595)            8,970              14,002             34,445
Dividends attributable to preferred shares - Series B             (1,590)           (1,590)             (4,770)            (4,770)
Dividends attributable to preferred shares - Series C             (2,519)           (2,519)             (7,556)            (7,556)
                                                              -----------       -----------         -----------        -----------
Net income (loss) allocable to common shareholders         $     (21,704)    $       4,861       $       1,676      $      22,119
                                                              ===========       ==========          ==========         ==========

Income (loss) per common share-basic:
    Income (loss)  from continuing operations              $       (0.05)    $        0.03       $       (0.05)     $        0.19
    Income (loss)  from discontinued operations            $       (0.37)    $        0.07       $        0.08      $        0.26
                                                              -----------      -----------         -----------        -----------
    Net income (loss)                                      $       (0.42)    $        0.10       $        0.03      $        0.45
                                                              ===========      ===========        ============        ===========

    Weighted average common shares outstanding-basic          52,279,750        50,837,178          52,081,514         49,269,497
                                                           =============    ==============      ==============     ==============

Income (loss) per common share-diluted:
    Income (loss) from continuing operations               $        (0.05)   $        0.02       $       (0.05)     $        0.18
    Income (loss) from discontinued operations             $        (0.37)   $        0.06       $        0.08      $        0.23
                                                              ------------      ----------        ------------        -----------
    Net income (loss)                                      $        (0.42)   $        0.08       $        0.03      $        0.41
                                                              ============      ==========        ============        ===========


    Weighted average common shares outstanding-diluted         52,279,750       57,764,659          52,081,514         56,197,314
                                                           ==============    =============      ==============     ==============


               The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
        CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

             Three and nine months ended September 30, 2006 and 2005
                          (Unaudited and in thousands)



                                                                   Three Months Ended                 Nine Months Ended
                                                                      September 30,                     September 30,
                                                                      -------------                     -------------
                                                                 2006               2005             2006           2005
                                                                 ----               ----             ----           ----

Net income (loss) allocable to common shareholders:        $    (21,704)     $      4,861        $     1,676    $      22,119

Other comprehensive income:
       Foreign currency translation adjustment                      351                --               494                --
       Unrealized gain on marketable securities                     739                --               647                --
                                                                 -------       ----------          --------        ----------
Comprehensive income (loss)                                $    (20,614)     $      4,861        $    2,817     $      22,119
                                                                ========         ========             =====         =========



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  Nine months ended September 30, 2006 and 2005

                          (Unaudited and in thousands)

                                                                                        2006                       2005
                                                                                ----------------------     ---------------------

    Net cash provided by operating activities                                     $         85,066          $          78,643
                                                                                ----------------------     ---------------------

    Cash flows from investing activities:
          Investment in notes receivable                                                   (11,144)                         -
          Investment in properties, including intangibles                                  (60,160)                  (700,921)
          Issuance of notes receivable - affiliate                                          (8,300)                         -
          Collection of notes receivable - affiliate                                         8,300                     45,800
          Net proceeds from sale/transfer of properties                                     58,554                     42,130
          Distributions from non - consolidated entities
                in excess of accumulated earnings                                           15,831                      8,807
          Collection of note receivable - non-affiliate                                          -                      3,488
          Real estate deposits                                                              (4,008)                     1,449
          Investment in and advances to non-consolidated entities                           (9,710)                   (38,990)
          Investment in marketable securities                                               (5,019)                         -
          Increase in deferred leasing costs                                                (1,358)                    (2,727)
          Increase in escrow deposits                                                       (1,433)                    (1,611)
                                                                                ----------------------     ---------------------
                Net cash used in investing activities                                      (18,447)                  (642,575)
                                                                                ----------------------     ---------------------

    Cash flows from financing activities:
          Dividends to common and preferred shareholders                                   (70,191)                   (64,291)
          Principal payments on debt, excluding normal amortization                        (64,412)                   (16,844)
          Dividend reinvestment plan proceeds                                                9,305                     10,509
          Principal amortization payments                                                  (21,828)                   (19,012)
          Proceeds of mortgages and notes payable                                           97,185                    495,645
          Contributions from minority partners                                                 810                      1,692
          Increase in deferred financing costs                                                (926)                    (4,830)
          Cash distributions to minority partners                                           (5,976)                    (5,251)
          Issuance (repurchase) of common and preferred shares                              (1,166)                    80,554
          Partnership units repurchased                                                       (116)                       (82)
                                                                                ----------------------     ---------------------
                Net cash (used in ) provided by financing activities                       (57,315)                   478,090
                                                                                ----------------------     ---------------------

    Change in cash and cash equivalents                                                      9,304                    (85,842)
    Cash and cash equivalents, at beginning of period                                       53,515                    146,957
                                                                                ----------------------     ---------------------
          Cash and cash equivalents, at end of period                             $         62,819          $          61,115
                                                                                ======================     =====================


               The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

       LEXINGTON CORPORATE PROPERTIES TRUST AND CONSOLIDATED SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2006 and 2005
           (Unaudited and dollars in thousands, except per share data)

(1)      The Company
         -----------

         Lexington Corporate Properties Trust (the "Company") is a self-managed and self-administered real estate investment trust ("REIT") that acquires, owns and manages a geographically diversified portfolio of net leased office, industrial and retail properties. As of September 30, 2006, the Company had an ownership interest in 191 properties and managed an additional two properties. The real properties owned by the Company are generally subject to triple net leases to corporate tenants although certain leases require the Company to pay a portion of operating expenses.

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

         The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005 as updated by the Company's Current Report on Form 8-K filed on October 10, 2006.

(2)      Summary of Significant Accounting Policies
         ------------------------------------------

         Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Company controls the entity's voting shares and similar rights, the entity is consolidated.

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

         In December 2004, the FASB issued SFAS No. 153 Exchange of Non-monetary Assets - an amendment of APB Opinion No. 29, ("SFAS 153"). The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 was effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement had no material impact on the Company.

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

         In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinions No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes, in Interim Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 had no material impact on the Company.

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

         In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

         In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company will adopt SAB 108 in the first quarter of 2007, and does not anticipate that it will have a material impact on its results of operations and financial condition.

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

         Revenue Recognition. The Company recognizes revenue in accordance with SFAS No. 13, Accounting for Leases, as amended ("SFAS 13"). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction to revenue on a straight-line basis over the respective lease term.

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

         Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of September 30, 2006 and December 31, 2005, the Company did not record an allowance for doubtful accounts.

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

         Properties Held For Sale. The Company accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the balance sheet, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statement of operations. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.

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

         The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. The Company has two wholly-owned subsidiaries and an investment in a non-consolidated entity that have made an election to be taxed as taxable REIT subsidiaries (see note 12). As such, the Company is subject to federal and state income taxes on the income from these activities.

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

         Foreign Currency. Assets and liabilities of the Company's foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in other comprehensive income, as a separate component of the Company's shareholders' equity.

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

         Common Share Options. All common share options outstanding were fully vested as of December 31, 2005. Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied historically to all outstanding share option awards in each period:



                                                                         Three Months Ended      Nine Months Ended
                                                                           September 30,           September 30,
                                                                                2005                    2005
                                                                            -------------              --------
                 Net income allocable to common shareholders,
                   as reported - basic                                             $ 4,861                $ 22,119
                    Add:  Stock based employee compensation
                    expense included in reported net income                              -                       -
                    Deduct:  Total stock based employee
                    compensation expense determined under fair
                    value based method for all awards                                    1                       5
                                                                                 ---------                ---------
                 Pro forma net income - basic                                      $ 4,860                $ 22,114
                                                                                    ======                 =======

                 Net income per share - basic
                    Basic - as reported                                             $ 0.10                  $ 0.45
                    Basic - pro forma                                               $ 0.10                  $ 0.45

                 Net income allocable to common shareholders,
                   as reported - diluted                                           $ 4,813                $ 22,814
                    Add:  Stock based employee compensation
                    expense included in reported net income                              -                       -
                    Deduct:  Total stock based employee
                    compensation expense determined under fair
                    value based method for all awards                                    1                       5
                                                                                  --------               ----------
                 Pro forma net income - diluted                                    $ 4,812                $ 22,809
                                                                                    ======                 =======

                 Net income per share - diluted
                    Diluted - as reported                                           $ 0.08                  $ 0.41
                    Diluted - pro forma                                             $ 0.08                  $ 0.41

         Share-based Compensation. The Company issues non-vested common shares to its employees that have various vesting terms. The non-vested shares issued vest either (i) ratably over 5 years, (ii) cliff vest after 5 years, (iii) cliff vest after 5 years if market conditions (targeted total shareholder return) are achieved and/or (iv) vest upon the achievement of performance criteria (increase in cash available for distributions). The Company has elected to charge to compensation cost ratably over 5 years non-vested shares which cliff vest after 5 years. The Company charges to compensation cost, ratably over 5 years (the implicit service period), the non-vested shares that vest based upon the achievement of performance criteria. The Company charges to compensation cost, ratably over 5 years (the explicit service period), the non-vested shares that vest upon achievement of market and service conditions. The Company values all share-based payment arrangements using the fair value method, which is the value of the Company's common shares on date of grant and assumes no forfeitures. The Company expects to issue all common shares from reserves for options exercised and non-vested shares granted.

         As of September 30, 2006, there are 827,377 awards available to be issued to employees under the Company's equity award plans. In addition, the Company has $16,249 in unrecognized compensation cost that will be charged to compensation cost over an average of approximately 3.7 years.

         Common share option activity for the nine months ended September 30, 2006 is as follows:

                                                              Number of        Weighted-Average         Weighted-Average
                                                               Shares       Exercise Price Per Share       Life (years)
                                                               ------       ------------------------       ------------
         Balance at December 31, 2005                          40,500               $    14.71                  .8
         Granted                                                   --                       --                  --
         Exercised                                            (20,500)                   14.15                  .5
         Forfeited                                                 --                       --                  --
         Expired                                               (1,500)                   11.82                  --
                                                            ---------               ----------               -----
         Balance at September 30, 2006                         18,500               $    15.55                  .4
                                                            =========                =========               =====


         Non-vested share activity for the nine months ended September 30, 2006 is as follows:

                                              Number of       Weighted-Average
                                               Shares         Value Per Share
                                               ------         ---------------
         Balance at December 31, 2005         547,555              $20.82
         Granted                              405,528               22.04
         Forfeited                               (469)              21.30
         Vested                               (56,933)              20.49
                                             ---------              -----
         Balance at September 30, 2006         895,681             $21.43
                                             =========              =====


Reclassification. Certain amounts included in 2005 financial statements have been reclassified to conform with the 2006 presentation.

(3)      Earnings per Share
         ------------------

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2006 and 2005:


                                                                      Three months ended                      Nine months ended
                                                                         September 30,                          September 30,
                                                                     2006                2005                2006              2005
                                                              -----------         -----------         -----------       -----------
BASIC

Income from continuing operations                            $      1,613        $      5,545        $      9,987      $     21,898
Less preferred dividends                                           (4,109)             (4,109)            (12,326)          (12,326)
                                                                    -----               -----             --------          --------
Income (loss) allocable to common
   shareholders from continuing
   operations                                                      (2,496)              1,436              (2,339)            9,572

Total income (loss) from discontinued operations                  (19,208)              3,425               4,015            12,547
                                                                  --------              -----               -----            ------
Net income (loss) allocable to common shareholders           $    (21,704)       $      4,861        $      1,676      $     22,119
                                                                  ========              =====               =====             =====

Weighted average number of common shares outstanding           52,279,750          50,837,178          52,081,514        49,269,497
                                                               ==========          ==========          ==========        ==========

Income (loss) per common share - basic:
Income (loss) from continuing operations                     $      (0.05)       $       0.03        $      (0.05)     $       0.19
Income (loss) from discontinued operations                          (0.37)               0.07                0.08              0.26
                                                                    ------               ----                ----              ----
Net income (loss)                                            $      (0.42)       $       0.10        $       0.03      $       0.45
                                                                    ======               ====                ====              ====

DILUTED

Income (loss) allocable to common shareholders from
   continuing operations - basic                             $     (2,496)       $      1,436        $     (2,339)     $      9,572
Incremental income attributed to assumed conversion of
   dilutive securities                                                  -                 (48)                  -               695
                                                                ---------           ---------           ---------        ----------
Income (loss) allocable to common shareholders from
   continuing operations                                           (2,496)              1,388              (2,339)           10,267
Total income (loss) from discontinued operations                  (19,208)              3,425               4,015            12,547
                                                                  --------              -----               -----            ------
Net income (loss) allocable to common shareholders           $    (21,704)       $      4,813        $      1,676      $     22,814
                                                                  ========              =====               =====            ======

Weighted average number of common shares used in
   calculation of basic earnings per share                     52,279,750          50,837,178          52,081,514        49,269,497
Add incremental shares representing:
Shares issuable upon exercise of employee share options                 -              78,046                   -            78,382
Shares issuable upon conversion of dilutive securities                  -           6,849,435                   -         6,849,435
                                                               ----------           ---------           ---------         ---------
Weighted average number of shares used in calculation
   of diluted earnings per common share                        52,279,750          57,764,659          52,081,514        56,197,314
                                                               ==========          ==========          ==========        ==========

Income (loss) per common share - diluted:
Income (loss) from continuing operations                     $      (0.05)       $       0.02        $      (0.05)     $       0.18
Income (loss) from discontinued operations                          (0.37)               0.06                0.08              0.23
                                                                    ------               ----                ----              ----
Net income (loss)                                            $      (0.42)       $       0.08        $       0.03      $       0.41
                                                                    ======               ====                ====              ====


(4)      Investments in Real Estate and Mortgage Notes Receivable
         -------------------------------------------------------

         During the nine months ended September 30, 2006, the Company acquired one property in the Netherlands for an initial capitalized cost of $40,061 and allocated $15,716 of the purchase price to intangible assets.

         During the nine months ended September 30, 2006, the Company purchased a $13,027 face amount mortgage note receivable for $11,144, for an effective yield at 7.50%. The note matures in 2015 and requires interest payments at 4.55% per annum on the face amount and principal payments.

(5)      Discontinued Operations
         -----------------------

         During the first quarter of 2006, the Company sold two properties for an aggregate net sales price of $28,239 resulting in a gain of $2,320.

         During the second quarter of 2006, the Company sold three properties and a parcel of a fourth property for an aggregate net sales price of $44,893 resulting in a net gain of $13,730. The Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to a sale of one property.

         During the third quarter of 2006, the Company sold the remaining parcel of one property for an aggregate net sales price of $2,792 resulting in a net gain of $1,470.

         In addition, the Company had one property (Warren, Ohio) held for sale as of September 30, 2006. In September 2006, the tenant in the Warren, Ohio property exercised its option to purchase the property at fair market value, as defined in the purchase agreement. Appraisals received estimate the maximum fair market value, as defined, will not exceed approximately $15,800. As a result of the exercise of the purchase option, the Company has recorded an impairment charge of $28,209 (including $6,597 applicable to minority interest) in the third quarter of 2006.

         The following presents the operating results for the properties sold and properties held for sale for the applicable periods:


                                                              Three Months Ended September 30,       Nine Months Ended September 30,
                                                                   2006                2005                 2006               2005
                                                               -------------       -------------       -------------      ---------
         Rental revenues                                       $    2,233           $    4,849          $     8,235       $  15,106
         Pre-tax income (loss), including gains on sale           (19,210)               3,425                4,087          12,547

(6)      Investment in Non-Consolidated Entities
         ---------------------------------------

         As of September 30, 2006, the Company has direct investments in eight non-consolidated entities. During the nine months ended September 30, 2006, these entities purchased seven properties for an aggregate capitalized cost of $88,185.

         During the nine months ended September 30, 2006, the non-consolidated entities obtained six separate mortgages encumbering six properties aggregating $59,538 with a weighted average stated interest rate of 6.00% and maturity dates ranging from April 2016 to November 2019.

         During the second quarter of 2006, in connection with an acquisition of a property from a third party, the Company advanced an $8,300 mortgage note to one entity, which was scheduled to mature in October 2006. The mortgage note was repaid in September 2006. During the first quarter of 2005, another entity repaid $45,800 in advances made by the Company.

         During the third quarter of 2006, one non-consolidated entity issued a $1,750 mortgage note to a tenant which bears interest at LIBOR plus 3.0% and matures in 2011.

         The following is a summary combined balance sheet data as of September 30, 2006 and income statement data for the nine months ended September 30, 2006 and 2005 for the Company's non-consolidated entities:
\
                                               2006
                                               ----
         Real estate, net                  $ 1,420,700
         Intangibles, net                      147,693
         Mortgages payable                   1,044,414

                                               2006                 2005
                                               ----                 ----
         Gross revenues                    $   123,737          $  103,798
         Expenses, net                        (118,884)            (92,899)
         Debt satisfaction                          --              (1,953)
         Gain on sale                               --               5,219
                                             ---------             -------
         Net income                        $     4,853          $   14,165
                                            ==========            ========


         The Company earned advisory fees of $950 and $2,994 for the three and nine months ended September 30, 2006, respectively, and $849 and $3,680 for the three and nine months ended September 30, 2005, respectively, relating to these entities.

(7)      Mortgages and Notes Payable
         ---------------------------

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

         During the third quarter of 2006, the Company refinanced its property in Phoenix, Arizona. The Company repaid the existing debt on the property of $13,341 and incurred debt satisfaction charges of approximately $510.

         During 2006, the Company obtained the following mortgages:

         Property                        Amount          Rate          Maturity
         --------                        ------          ----          --------
         Dillon, South Carolina          $  23,750      5.97%            2022
         Renswoude, The Netherlands         33,785      5.31%            2011
         Boca Raton, Florida                20,400      6.47%            2020
         Phoenix, Arizona                   19,250      6.27%            2013

         In addition,  the  purchaser of a property  assumed a $14,170  mortgage note in connection with the sale by the Company.

(8)      Concentration of Risk
         ---------------------

         The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three and nine months ended September 30, 2006 and 2005, no single tenant represented greater than 10% of rental revenues.

         In March 2006, Dana Corporation ("Dana"), a tenant in 11 properties, including non-consolidated entities, filed for Chapter 11 bankruptcy. Dana succeeded on motions to reject leases on 2 properties owned by the Company and a non-consolidated entity and has affirmed the other 9 leases. During the second quarter of 2006, the Company recorded an impairment charge of $1,121 and accelerated amortization of an above-market lease of $2,349, relating to the write off of lease intangibles and the above-market lease for the disaffirmed lease of a consolidated property. In addition, the Company's proportionate share from a non-consolidated entity of the impairment charge and accelerated amortization of an above-market lease for a disaffirmed lease was $551 and $1,412, respectively. In addition, the Company, including its interest through a non-consolidated entity, sold its bankruptcy claims related to the 2 rejected leases for approximately $7,100 which resulted in a gain of approximately $6,900.

         Cash and cash equivalent  balances may exceed  insurable  amounts.  The
         Company believes it mitigates this risk by investing in or through major financial institutions.

(9)      Minority Interests
         ------------------

         In conjunction with several of the Company's acquisitions in prior years, sellers were given units in the Company's operating partnerships as a form of consideration. All of such interests are redeemable at certain times, only at the option of the holders, for the Company's common shares on a one-for-one basis at various dates and are not otherwise mandatorily redeemable by the Company.

         As of September 30, 2006, there were 5,619,358 units outstanding. All units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the distributions per unit are reduced by the percentage reduction in the Company's dividend. No units have a liquidation preference.

(10)     Commitments and Contingencies
         -----------------------------

         The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $543 and $9,273 as of September 30, 2006 and December 31, 2005, respectively.

         The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

         As of September 30, 2006, the Company, including its non-consolidated entities, has entered into binding letters of intent to purchase three properties for an aggregate estimated obligation of $65,126.

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

(11)     Supplemental Disclosure of Statement of Cash Flow Information
         -------------------------------------------------------------

         During the nine months ended September 30, 2006 and 2005, the Company paid $54,630 and $49,882, respectively, for interest and $232 and $1,659, respectively, for income taxes.

         During the nine months ended September 30, 2006 and 2005, holders of an
         aggregate   of  95,205  and  33,864 operating   partnership   units,
         respectively, redeemed such units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $1,085 and $398, respectively.

         During the nine months ended September 30, 2006 and 2005, the Company recognized $4,859 and $2,724, respectively in compensation relating to share grants to trustees and employees.

         During the nine months ended September 30, 2006, the Company sold a property in which the purchaser assumed a mortgage note encumbering the property in the amount of $14,170. In addition, the Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to the sale of another property.

         During the nine months ended September 30, 2005, the Company provided $11,050 in secured financing relating to a sale of a property and assumed $3,056 in obligations relating to acquisitions of properties.

(12)     Subsequent Events
         -----------------

         Subsequent to September 30, 2006, the Company completed the following transactions:

         o acquired three properties for an aggregate purchase price of $22,095;

         o obtained a $9,425 non-recourse mortgage which bears interest at 6.06% and matures November 2016;

         o entered into a one - year lease extension with its tenant at its Oberlin, Ohio property for an annual rent of $748;

         o purchased for $27,723 a 28.7% interest in Lexington Strategic Asset Corp. ("LSAC"), a taxable REIT subsidiary, increasing its ownership in LSAC to approximately 61% (commencing in the fourth quarter of 2006, LSAC will be consolidated with the Company);

         o  borrowed $20,500 on its line of credit; and

         o repurchased 190,000 common shares at an average cost of $20.72 per common share.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of Lexington Corporate Properties Trust's (the "Company's") consolidated financial condition and results of operations for the three and nine months periods ended September 30, 2006 and 2005, and the significant factors that could affect the Company's prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with the Company's consolidated financial statements and notes included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005. Historical results may not be indicative of future performance.

This quarterly report on Form 10-Q, together with other statements and information publicly disseminated by the Company contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and includes this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe the Company's future plans, strategies and expectations, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "estimates," "projects" or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond the Company's control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to continue to qualify as a real estate investment trust, (ii) changes in general business and economic conditions, (iii) competition, (iv) increases in real estate construction costs, (v) changes in interest rates, (vi) changes in accessibility of debt and equity capital markets and other risks inherent in the real estate business, including, but not limited to, tenant defaults, potential liability relating to environmental matters, the availability of suitable acquisition opportunities and illiquidity of real estate investments, (vii) changes in governmental laws and regulations, (viii) increases in operating costs and (ix) the risk factors noted in Part II, Item 1A. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that the Company's expectations will be realized.

General
-------

The Company, which has elected to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended, (the "Code") acquires, owns and manages net-leased commercial properties. The Company believes that it has operated as a REIT since October 1993.

As of September 30, 2006, the Company owned, or had interests in, 191 real estate properties and managed 2 additional properties.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards ("SFAS") No. 13, Accounting for Leases, as amended ("SFAS 13"). SFAS 13, requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction to revenue on a straight-line basis over the respective lease term.

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

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of September 30, 2006 and December 31, 2005, the Company did not record an allowance for doubtful accounts.

Impairment of Real Estate. The Company evaluates the carrying value of all real estate held when a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended ("SFAS 144") has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of market rent after assumed lease up period for vacant properties coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for Federal income tax purposes. Accordingly, the Company generally will not be subject to Federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Section 856 through 860 of the Code.

The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the

Code. Lexington Realty Advisors, Inc., Lexington Contributions Inc. and Lexington Strategic Asset Corp. have elected to be treated as taxable REIT subsidiaries. As such, the Company is subject to Federal and state income taxes on the income from these activities.

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


Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of September 30, 2006, the Company's real estate assets were located in 39 states and The Netherlands and contained an aggregate of approximately 40.3 million square feet of net rentable space. Substantially all of the properties are subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Approximately 97.8% of the total square feet is subject to a lease.

During the nine months ended September 30, 2006, the Company, including non-consolidated entities, purchased eight properties for an aggregate capitalized cost of $128.2 million and sold six properties to third parties resulting in an aggregate net gain of $17.5 million.

The Company's principal sources of liquidity are revenues generated from its properties, interest on cash balances, amounts available under its unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2006, the leases on the consolidated properties generated $137.1 million in gross rental revenue compared to $122.5 million during the same period in 2005.

In March 2006, Dana Corporation ("Dana"), a tenant in 11 properties, including those owned by non-consolidated entities, filed for Chapter 11 bankruptcy. Dana succeeded on motions to reject leases on two properties, one owned by the Company and the other owned by a non-consolidated entity and has affirmed the other nine leases. During the second quarter of 2006, the Company recorded an impairment charge and accelerated amortization of above-market leases of $5.4 million (including the Company's proportionate share from a non-consolidated entity), relating to the write off of above-market leases and lease intangibles of the two rejected leases.

Dividends. The Company has made quarterly distributions since October 1986 without interruption. The Company declared a common dividend of $0.365 per share to common shareholders of record as of October 2, 2006, payable on October 15, 2006. The Company's annualized common dividend rate is currently $1.46 per share. The Company also declared a dividend on its Series C preferred shares of $0.8125 per share to preferred shareholders of record as of October 31, 2006, payable on November 15, 2006. The annual preferred dividend rate on the Series C shares is $3.25 per share. The Company also declared a dividend on its Series B preferred shares of $0.503125 per share to preferred shareholders of record as of October 31, 2006, payable on November 15, 2006. The annual preferred dividend rate on the Series B shares is $2.0125 per share.

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

Cash dividends paid to common and preferred shareholders for the nine months ended September 30, 2006 and 2005 were $70.2 million and $64.3 million, respectively.

Although the Company receives the majority of its rental payments on a monthly basis, it intends to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by the Company in short-term money market or other suitable instruments.

The Company anticipates that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, the Company anticipates that cash on hand, borrowings under its unsecured credit facility, issuance of equity and debt, and other capital raising alternatives will be available to fund the necessary capital required by the Company. Cash flows from operations were $85.1 million and $78.6 million for the nine months ended September 30, 2006 and 2005, respectively. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. The Company believes the net lease structure of the majority of its tenants leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of its cash management program.

Net cash used in investing activities totaled $18.4 million and $642.6 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate, the investment in non-consolidated entities, investment in notes receivable and investment in marketable securities. Cash provided by investing activities relates primarily to the sale of properties, the collection of notes receivable and distributions from non-consolidated entities.

Net cash (used in) provided by financing activities totaled $(57.3) million and $478.1 million for the nine months ended September 30, 2006 and 2005, respectively. Cash used in financing activities was primarily attributable to dividends (net of proceeds reinvested under the Company's dividend reinvestment plan), distributions to limited partners and debt service payments. Cash provided by financing activities relates primarily to proceeds from equity offerings and mortgage financings.

UPREIT Structure. The Company's UPREIT structure permits the Company to effect acquisitions by issuing to a seller, as a form of consideration, interests in operating partnerships controlled by the Company. All of such interests are redeemable, at the option of the holder, at certain times for common shares on a one-for-one basis and all of such interests require the Company to pay certain distributions to the holders of such interests in accordance with the respective operating partnership agreements. The Company accounts for these interests in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, from time to time, as such operating partnership interests are redeemed for common shares. As of September 30, 2006, there were 5,619,358 operating partnership units, of which 1,666,720 partnership units are held by E. Robert Roskind, Chairman and Richard J. Rouse, Vice Chairman and Chief Investment Officer. The current average annual distribution is $1.37 per unit.

Share Repurchase Program
------------------------

The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. The Company repurchased 73,912 common shares/units at an average cost of $19.86 per common share/unit during the nine months ended September 30, 2006.

Financing
---------

Revolving Credit Facility. The Company's $200.0 million unsecured revolving credit facility, which expires in June 2008, bears interest at a rate of LIBOR plus 120-170 basis points depending on the Company's leverage level. The unsecured revolving credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of September 30, 2006, the Company was in compliance with all covenants, there were no borrowings outstanding, $167.3 million was available to be borrowed and $32.7 million in letters of credit were outstanding.

Debt Service Requirements. The Company's principal liquidity needs are for the payment of interest and principal on outstanding mortgage debt. As of September 30, 2006, total outstanding mortgages were approximately $1.2 billion. The weighted average interest rate on the Company's total consolidated debt on such date was approximately 6.0%. The estimated scheduled principal amortization payments for the remainder of 2006 and for 2007, 2008, 2009 and 2010 are $6.3 million, $35.0 million, $30.1 million, $32.0 million and $30.8 million, respectively. As of September 30, 2006, the estimated scheduled balloon payments for the remainder of 2006 and for 2007, 2008, 2009 and 2010 are $0, $0, $31.1
million, $37.0 million and $56.6 million, respectively.

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

Capital Expenditures. Due to the triple net lease structure, the Company does not incur significant expenditures in the ordinary course of business to maintain its properties. However, in the future, as leases expire, the Company expects to incur costs in extending the existing tenant lease or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on the unsecured revolving credit facility. As of September 30, 2006, the Company, including through non-consolidated entities, has entered into binding letters of intent to purchase 3 properties for an aggregate estimated obligation of $65.1 million.

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

Results of Operations

Three months ended September 30, 2006 compared with September 30, 2005
----------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio, costs associated with such growth, the timing of acquisitions and other items discussed below. Of the decrease in total gross revenues in 2006 of $1.0 million, $1.2 million is attributable to rental revenue due to increased vacancy. The offsetting $0.2 million increase in gross revenues in 2006 was primarily attributable to an increase in tenant reimbursements of $0.1 million and an increase in advisory fees of $0.1 million. The decrease in interest and amortization expense of $0.4 million is due to interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in property operating expense of $0.4 million is primarily due to an increase in properties for which the Company has operating expense responsibility, including vacancies. The increase in depreciation and amortization expense of $0.5 million is due primarily to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets. The increase in general and administrative expenses of $1.2 million is due primarily to an increase in personnel costs, trustee fees and professional service fees. Non-operating income increased $0.7 million primarily due to interest earned and dividends received on investments made in 2006. Debt satisfaction charges, net increased $0.5 million due to timing of debt satisfactions. Minority interest expense decreased $0.3 million due to a decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities decreased by $1.3 million primarily due to the impact of a gain on the sale of a property and debt satisfaction charge in 2005. Net income decreased in 2006 (to a net loss) by $26.6 million primarily due to the net impact of items discussed above coupled with a decrease (to a net loss) of $22.6 million in income from discontinued operations. The total discontinued operations decrease of $22.6 million is primarily comprised of an increase in impairment charges of $21.4 million (primarily relating to the Warren, Ohio property) plus a decrease of $1.1 million in income from discontinued operations. Income from discontinued operations decreased due to less properties in discontinued operations in 2006 compared with 2005. Net income applicable to common shareholders decreased by $26.6 million due to the items discussed above.

Nine months ended September 30, 2006 compared with September 30, 2005
---------------------------------------------------------------------

Changes in the results of operations for the Company are primarily due to the growth of its portfolio, costs associated with such growth, the timing of acquisitions and other items discussed below. Of the increase in total gross revenues in 2006 of $19.3 million, $14.6 million is attributable to rental revenue due to acquisitions in 2005 and 2006. The remaining $4.7 million increase in gross revenues in 2006 was primarily attributable to an increase in tenant reimbursements of $5.4 million offset by a decrease in advisory fees of $0.7 million. The increase in interest and amortization expense of $7.5 million is due to the growth of the Company's portfolio and has been offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in property operating expense of $8.1 million is primarily due to an increase in properties for which the Company has operating expense responsibility, including vacancies. The increase in depreciation and amortization expense of $12.3 million is due primarily to the growth in real estate and intangibles due to property acquisitions. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets. The increase in general and administrative expenses of $2.7 million is due primarily to an increase in personnel costs and trustee fees offset by a reduction in dead deal costs. Non-operating income increased $6.5 million primarily due to the sale of a Dana Corporation bankruptcy claim in 2006. Debt satisfaction gains, net decreased $4.8 million due to the timing of debt satisfactions. Impairment charges increased due to the write off of intangible assets relating to a tenant bankruptcy. Minority interest expense decreased $0.9 million due to a decrease in earnings at the partnership level. Equity in earnings of non-consolidated entities decreased by $2.0 million primarily due to the impact of the write off of lease intangibles and the acceleration of above-market lease amortization offset by a gain on the sale of a Dana Corporation bankruptcy claim in 2006 compared with a gain on sale of a property and debt satisfaction charge in 2005. Net income decreased in 2006 by $20.4 million primarily due to the net impact of items discussed above coupled with a decrease of $8.5 million in income from discontinued operations. The total discontinued operations decrease of $8.5 million is comprised of an increase in gains on sales of properties of $10.9 million and an increase in debt satisfaction gains of $5.0 million offset by a $20.8 million increase in impairment charges (primarily relating to the Warren, Ohio property) and a decrease of $3.6 million in income from discontinued operations. Income from discontinued operations decreased due to less properties in discontinued operations in 2006 compared with 2005. Net income applicable to common shareholders decreased by $20.4 million due to the items discussed above.

The increase in net income in future periods will be closely tied to the level of acquisitions and dispositions made by the Company. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults. As discussed in note 10 to the unaudited condensed consolidated financial statements, the Company has entered into a definitive merger agreement with Newkirk Realty Trust, Inc.

Off-Balance Sheet Arrangements
------------------------------


Non-Consolidated Real Estate Entities. As of September 30, 2006, the Company has investments in various non-consolidated real estate entities with varying structures. The properties owned by the non-consolidated entities are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations and fraud.


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


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


The Company's exposure to market risk relates primarily to its variable rate and fixed rate debt. As of September 30, 2006 and 2005, the Company's variable rate indebtedness was $0 and $12,305, respectively, which represented 0% and 1.0% of total long-term indebtedness, respectively. During the three months ended September 30, 2006 and 2005, this variable-rate indebtedness had a weighted average interest rate of 0% and 5.8%, respectively. During the nine months ended September 30, 2006 and 2005, this variable rate indebtedness had a weighted-average interest rate of 8.1% and 5.9%, respectively. Had the weighted average interest rate been 100 basis points higher, the Company's net income would have been reduced by approximately $0 and $66 for the three and nine months ended September 30, 2006, respectively, and $65 and $137 for the three months and nine months ended September 30, 2005, respectively. As of September 30, 2006 and 2005, the Company's fixed rate debt was $1,155,000 and $1,199,557, respectively, which represented 100.0% and 99.0%, respectively, of total long-term indebtness. The weighted average interest rate as of September 30, 2006 of fixed rate debt was 6.0%, which is approximately 18 basis points lower than the fixed rate debt incurred by the Company during the three months ended September 30, 2006. With no fixed rate debt maturing until 2008, the Company believes it has limited market risk exposure to rising interest rates as it relates to its fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, the Company's net income would have been reduced by $2,890 and $8,736 for the three and nine months ended September 30, 2006, respectively, and by $2,881 and $7,351 for the three and nine months ended September 30, 2005, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1.           Legal Proceedings.

The Company and its subsidiaries, from time to time, have been involved in various items of litigation incidental to and in the ordinary course of our business. The Company is not presently involved in any litigation, nor to its knowledge is any litigation threatened against the Company or its subsidiaries, that in management's opinion, would result in any material adverse effect on the Company's ownership, management or operation of its properties, or which is not covered by the Company's liability insurance.

ITEM 1A.          Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2005, except as described below.

The risks described below relate primarily to the merger of Newkirk with and into us and the combined company resulting from the merger.

Risks Relating to the Merger

The operations of Lexington and Newkirk may not be integrated successfully, and the intended benefits of the merger may not be realized.

The merger will present challenges to management, including the integration of the operations and properties of Lexington and Newkirk. The merger will also pose other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management's attention to the integration of the operations of Lexington and Newkirk. Any difficulties that the combined company encounters in the transition and integration processes, and any level of integration that is not successfully achieved, could have an adverse effect on the revenue, level of expenses and operating results of the combined company. The combined company may also experience operational interruptions or the loss of key employees, tenants and customers. As a result, notwithstanding our expectations, the combined company may not realize any of the anticipated benefits or cost savings of the merger.

The market value of the Lexington common shares that Newkirk common stockholders will receive depends on what the market price of Lexington common shares will be at the effective time of the merger and will decrease if the market value of Lexington common shares decreases.

The market value of the Lexington common shares that Newkirk common stockholders will receive as part of the merger consideration depends on what the trading price of Lexington common shares will be at the effective time of the merger. The 0.80 exchange ratio that determines the number of Lexington common shares that Newkirk common stockholders are entitled to receive in the merger is fixed. This means that there is no "price protection" mechanism in the merger agreement that would adjust the number of Lexington common shares that Newkirk common stockholders may receive in the merger as a result of increases or decreases in the trading price of Lexington common shares. If Lexington's common share price decreases, then the market value of the merger consideration payable to Newkirk common stockholders will also decrease.

Lexington and Newkirk expect to incur significant costs and expenses in connection with the merger, which could result in the combined company not realizing some or all of the anticipated benefits of the merger.

Lexington and Newkirk are expected to incur one-time, pre-tax closing costs of approximately $35.5 million in connection with the merger. These costs include a $12.5 million termination payment to NKT Advisors, LLC, which we refer to as NKT Advisors, the external advisor of Newkirk, investment banking expenses, legal and accounting fees, debt assumption fees, printing expenses and other related charges incurred and expected to be incurred by Lexington and Newkirk. Completion of the merger could trigger a mandatory prepayment (including a penalty in some cases) of Lexington and Newkirk debt unless appropriate lender consents or waivers are received. If those consents and waivers cannot be obtained prior to completion of the merger, the existing Lexington and Newkirk debt might need to be prepaid and/or refinanced. Lexington also expects to incur one-time cash and non-cash costs related to the integration of Lexington and Newkirk, which cannot be estimated at this time. There can be no assurance that the costs incurred by Lexington and Newkirk in connection with the merger will not be higher than expected or that the combined company will not incur additional unanticipated costs and expenses in connection with the merger.

Directors and officers of Newkirk and certain security holders have interests in the merger that may be different from, or in addition to, the interests of Newkirk common stockholders generally.

Directors and officers of Newkirk and certain security holders have interests in the merger that may be different from, or in addition to, the interests of Newkirk common stockholders generally. Newkirk's board of directors was aware of these interests and considered them, among other matters, in approving the merger agreement, the merger and the related transactions and making their recommendations. These interests include:

     o the appointment of Michael L. Ashner, the current Chairman and Chief Executive Officer of Newkirk, as Executive Chairman and Director of Strategic Transactions of Lexington upon completion of the merger pursuant to an employment agreement;

     o the receipt of a termination payment of $12.5 million by NKT Advisors, of which Mr. Ashner is Chairman and Chief Executive Officer. Vornado Realty Trust, Inc., which we refer to as Vornado, an affiliate of Newkirk board member and Lexington board designee Clifford Broser, as well as a significant security holder of Newkirk, owns a 20% interest in NKT Advisors and will be entitled to receive up to $2.5 million of the termination fee being paid to NKT Advisors. Winthrop Realty Trust, which we refer to as Winthrop, will also receive $4.4 million of the $12.5 million payment for termination of Newkirk's advisory agreement with NKT Advisors. Mr. Ashner is Chairman and Chief Executive Officer of NKT Advisors and Chief Executive Officer of Winthrop and he and other executive officers own a 28% minority interest in NKT Advisors and a 7.3% interest in Winthrop;

     o Winthrop owns 4,375,000 shares of Newkirk common stock which are currently subject to a lock up agreement that is scheduled to expire on November 7, 2008. As of September 1, 2006, 468,750 of the foregoing shares were subject to forfeiture during a period expiring on November 7, 2008. Upon closing of the merger, the lock up and the forfeiture provisions will terminate. If the merger does not occur, these shares will be released from the forfeiture restrictions at the rate of 17,361 shares per month;

     o For a period of one year following the merger, all existing management agreements between Newkirk and Winthrop Management L.P., an affiliate of Mr. Ashner, will not be terminated except in accordance with their terms and Winthrop Management L.P. or its affiliate will be retained as the property manager for all of the properties of the Newkirk Master Limited Partnership, which we refer to as MLP, and all properties acquired by Lexington during that time, in all cases where a property manager is retained. After one year all such agreements may be terminated by Lexington without cause;

     o Lexington has agreed to grant exemption from its 9.8% ownership limitation to two significant security holders in Newkirk, Apollo Real Estate Investment Fund III, L.P., which we refer to as Apollo, and its affiliates and Vornado Realty L.P., an affiliate of Vornado. Apollo and Vornado were each previously granted ownership waivers by Newkirk in connection with Newkirk's initial public offering;

     o the early termination of lock up agreements with certain officers and directors of Newkirk with respect to approximately 747,502 post-reverse split MLP units; a lock up agreement restricting the sale of common shares by Mr. Ashner will continue in full effect;

     o the continued indemnification of current directors and officers of Newkirk and NKT Advisors under the merger agreement and the provision of directors' and officers' liability insurance to these individuals and this entity; and

     o the entry into the voting agreements with Michael L. Ashner and his affiliates, and with Winthrop and with affiliates of Apollo.

For the above reasons, the directors and officers of Newkirk are more likely to vote to approve the merger agreement, the merger and the related transactions than if they did not have these interests. Newkirk common stockholders should consider whether these interests may have influenced these directors and officers to support or recommend approval of the merger agreement, the merger and the related transactions.

Failure to complete the merger could negatively impact the price of Lexington common shares and/or Newkirk common stock and future business and operations.

It is possible that the merger may not be completed. The parties' obligations to complete the merger are subject to the satisfaction or waiver of specified conditions, some of which are beyond the control of Lexington and Newkirk. For example, the merger is conditioned on the receipt of the required approvals of Lexington shareholders and Newkirk stockholders. If these approvals are not received, the merger cannot be completed even if all of the other conditions to the merger are satisfied or waived. If the merger is not completed for any reason, Lexington and/or Newkirk may be subject to a number of material risks, including the following:

     o either company may be required under certain circumstances to reimburse the other party for up to $5 million of expenses and, depending upon the circumstances, may be required to pay a termination fee of $25 million (inclusive of any prior expense reimbursement paid by such party);

     o the price of Lexington common shares and/or Newkirk common stock may decline to the extent that the current market prices of Lexington common shares and Newkirk common stock reflects a market assumption that the merger will be completed; and

     o each company will have incurred substantial costs related to the merger, such as legal, accounting and financial advisor fees, which must be paid even if the merger is not completed.

Further, if the merger is terminated and either Lexington's board of trustees or Newkirk's board of directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a party willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, while the merger agreement is in effect and subject to specified exceptions, each of Lexington and Newkirk is prohibited from soliciting, initiating or encouraging or entering into any alternative acquisition transactions, such as a merger, sale of assets or other business combination, with any party other than Lexington or Newkirk, as the case may be.

Lexington or Newkirk may incur substantial expenses and payments if the merger does not occur, which could discourage other potential parties to business combinations with Lexington or Newkirk which might otherwise be desirable to the shareholders of Lexington or the stockholders of Newkirk.

Lexington and Newkirk already have incurred substantial expenses in connection with the merger. We cannot assure you that the merger will be consummated. The merger agreement provides for Lexington or Newkirk to pay expenses of the other party of up to $5 million to the other party if the merger agreement is terminated by Lexington or Newkirk under specified circumstances. The merger agreement also provides for Newkirk or Lexington to pay a termination fee of $25 million to the other party if the merger agreement is terminated by Newkirk or Lexington under specified circumstances in which either party enters into an alternative business combination with a third party within six months of termination of the merger agreement. The termination fee will be reduced by any prior expense payments by the paying party.

These termination payments may discourage some third party proposals to enter into business combinations that Lexington shareholders or Newkirk stockholders may otherwise find desirable to the extent that a potential acquiror would not be willing to assume the $25 million termination fee.

After the merger is completed, Newkirk common stockholders will become shareholders of Lexington and will have different rights that may be less advantageous than their current rights.

After the closing of the merger, Newkirk common stockholders will become Lexington common shareholders. Lexington is a Maryland real estate investment trust and Newkirk is a Maryland corporation.

Differences in Lexington's Declaration of Trust and By-laws and Newkirk's Charter and By-laws will result in changes to the rights of Newkirk common stockholders when they become Lexington common shareholders. A Newkirk common stockholder may conclude that its current rights under Newkirk's Charter and By-laws are more advantageous than the rights they may have under Lexington's Declaration of Trust and By-laws.

The merger will result in a reduction in per share distributions for Newkirk common stockholders after the merger.
Assuming Lexington makes quarterly cash dividends at the rate of $0.375 per common share after the merger, this dividend, from a Newkirk common stockholder's perspective, would be equivalent to a quarterly distribution payment of $0.30 per share of Newkirk common stock based on the exchange ratio of 0.80, which is 25% less than Newkirk's current quarterly dividend of $0.40 per share of Newkirk common stock.

The parties have agreed to delay the closing until on or about December 29, 2006. However, neither party will have the right to terminate the merger agreement after the satisfaction date due to the occurrence of a material adverse effect with respect to the other party, or the material breach by the other party of its representations or warranties or under the merger agreement.

The parties expect that all conditions to closing the merger will be satisfied when and if shareholders and stockholders approve the merger at the November 20, 2006 special meetings. The parties have agreed to delay the closing until on or about December 29, 2006. However, after the satisfaction date, neither party will have the right to terminate the merger agreement due to the occurrence of a material adverse effect with respect to the other party or the material breach by the other party of its representations or warranties under the merger agreement.

Risks Related to the Combined Company

Primary term rents on many Newkirk properties are substantially higher than contractual renewal rates.

As of August 1, 2006, leases on approximately 8,640,728 square feet of Newkirk's properties representing approximately $172,580,489 of annual rental income were scheduled to expire by the end of 2009. Upon expiration of their initial term, substantially all leases can be renewed at the option of the tenants for one or more renewal terms. As of August 1, 2006, for Newkirk leases scheduled to expire through 2009, the weighted average current rent per square foot was $19.97 while the contractual renewal rent per square foot for those properties was $8.84. These numbers do not include 566,836 square feet of vacant space and 707,000 square feet of space sold in September 2006.

Uncertainties relating to lease renewals and re-letting of space; as of August 1, 2006, 72% of Newkirk's leases were scheduled to expire over the next three years which could unfavorably affect the combined company's financial performance.

Upon the expiration of current leases for space located in the combined company's properties, it may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to the combined company than current lease terms. If the combined company is unable to re-let promptly all or a substantial portion of the space located in its properties or if the rental rates it receives upon re-letting are significantly lower than current rates, the combined company's net income and ability to make expected distributions to its shareholders will be adversely affected due to the resulting reduction in rent receipts and increase in its property operating costs. There can be no assurance that the combined company will be able to retain tenants in any of its properties upon the expiration of their leases.

This risk is increased in the case of Newkirk's properties because the current term of many of the leases for its properties will expire over the next three years and the renewal rates are substantially lower than the current rates, as noted above. As of August 1, 2006, based upon the then current annualized rent, the weighted average remaining lease term for Newkirk's properties was approximately 3.6 years and 72% of its current leases were scheduled to expire by the end of 2009. These amounts are based on Newkirk's consolidated rental income which includes rent attributable to properties partially owned by unaffiliated third parties. If the combined company is unable to promptly relet or renew leases for all or a substantial portion of the space subject to expiring leases or if its reserves for these purposes prove inadequate, the combined company's revenue, net income, available cash and ability to make expected distributions to shareholders could be adversely affected. In addition, if it becomes necessary for the combined company to make capital expenditures for tenant improvements, leasing commissions and tenant inducements in order to re-lease space, the combined company's revenue, net income and cash available for future investment could be adversely affected.

Investment grade tenants will represent a smaller portion of annualized base rent of the combined company than of the annualized base rent of Newkirk.

Following the merger and based on June 30, 2006 annualized rents, investment grade tenants, in the aggregate, will represent approximately 56% of annualized base rent of the combined company, as compared with 74% of Newkirk's annualized base rents and 40% of Lexington's base rents prior to the merger.

Inability to carry out our growth strategy.

The combined company's growth strategy will be based on the acquisition and development of additional properties and related assets, including acquisitions of large portfolios and real estate companies and acquisitions through co-investment programs such as joint ventures. In the context of the combined company's business plan, "development" generally means an expansion or renovation of an existing property or the acquisition of a newly constructed property. The combined company may provide a developer with a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant. The combined company's plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of an extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. The combined company's ability to implement its strategy may be impeded because it may have difficulty finding new properties and investments at attractive prices that meet its investment criteria, negotiating with new or existing tenants or securing acceptable financing. If the combined company is unable to carry out its strategy, its financial condition and results of operations could be adversely affected.

Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment and new project development are subject to numerous risks, including risks of construction delays, cost overruns or force majeure events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.

Some of the combined company's acquisitions and developments may be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that may result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed or cash available for distribution to shareholders may be adversely affected.

Concentration of ownership by certain investors, including joint venture partners; voting rights of MLP unitholders.

After the consummation of the merger, (i) Mr. Ashner, and Winthrop will collectively own 3,583,000 Lexington common shares and (ii) Mr. Ashner, other executives and employees of NKT Advisors, Vornado and Apollo will collectively own 28,431,920 voting MLP units which are redeemable for, at the election of Lexington, cash or Lexington common shares. Accordingly, on a fully-diluted basis, Mr. Ashner, other executive officers and employees of NKT Advisors, Apollo, Vornado and Winthrop will collectively hold a 29.1% ownership interest in Lexington. As holders of voting MLP units, Mr. Ashner, other executives and employees of NKT Advisors, Vornado and Apollo, as well as other holders of voting MLP units, will have the right to direct the voting of Lexington's special voting preferred stock. Holders of Lexington's operating partnership interests do not have voting rights.

After the consummation of the merger, Robert Roskind, our chairman, will own 834,911 Lexington common shares and 1,565,282 units of limited partnership interest which are redeemable for, at the election of Lexington, cash or Lexington common shares. On a fully diluted basis, Mr. Roskind will hold a 2.2% ownership interest in Lexington.

The joint ventures described below each have a provision in their respective joint venture agreements permitting the joint venture partner to sell its equity position to Lexington. In the event that any of the joint venture partners exercises its right to sell its equity position to Lexington, and Lexington elects to fund the acquisition of such equity position with Lexington common shares, such venture partner could acquire a large concentration of Lexington common shares.

In 1999, Lexington entered into a joint venture agreement with The Comptroller of the State of New York as trustee of The Common Retirement Fund, which we refer to as CRF, to acquire properties. This joint venture and a separate partnership established by the partners has made investments in 13 (one of which was sold in 2005) properties for an aggregated capitalized cost of $409.1 million and no additional investments will be made unless they are made pursuant to a tax-free exchange. Lexington has a 331/3% equity interest in this joint venture. In December 2001, Lexington formed a second joint venture with CRF to acquire additional properties in an aggregate amount of up to approximately $560.0 million. Lexington has a 25% equity interest in this joint venture. As of June 30, 2006, this second joint venture has invested in 13 properties for an aggregate capitalized cost of $421.6 million.

Under these joint venture agreements, CRF has the right to sell its equity position in the joint ventures to Lexington and, after the closing of the merger, to the combined company. In the event CRF exercises its right to sell its equity interest in either joint venture to Lexington, Lexington may, at its option, either issue common shares to CRF for the fair market value of CRF's equity position, based upon a formula contained in the respective joint venture agreement, or pay cash to CRF equal to 110% of the fair market value of CRF's equity position. Lexington has the right not to accept any property in the joint ventures (thereby reducing the fair market value of CRF's equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreements contain a mutual buy-sell provision in which either CRF or Lexington can force the sale of any property.

In October 2003, Lexington entered into a joint venture agreement with CLPF-LXP/Lion Venture GP, LLC, which we refer to as Clarion, which has made investments in 17 properties for an aggregate capitalized cost of $486.9 million. No additional investments will be made unless they are made pursuant to a tax-free exchange or upon the mutual agreement of Clarion and Lexington. Lexington has a 30% equity interest in this joint venture. Under the joint venture agreement, Clarion has the right to sell its equity position in the joint venture to Lexington and, after the closing of the merger, the combined company. In the event Clarion exercises its right to sell its equity interest in the joint venture to Lexington, Lexington may, at its option, either issue common shares to Clarion for the fair market value of Clarion's equity position, based upon a formula contained in the partnership agreement, or pay cash to Clarion equal to 100% of the fair market value of Clarion's equity position. Lexington has the right not to accept any property in the joint venture (thereby reducing the fair market value of Clarion's equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreement contains a mutual buy-sell provision in which either Clarion or Lexington can force the sale of any property.

In June 2004, Lexington entered in a joint venture agreement with the Utah State Retirement Investment Fund, which we refer to as Utah, which was expanded in December 2004, to acquire properties in an aggregate amount of up to approximately $345.0 million. As of June 30, 2006, this joint venture has made investments in 15 properties for an aggregate capitalized cost of $241.7 million. Lexington has a 30% equity interest in this joint venture. Under the joint venture agreement, Utah has the right to sell its equity position in the joint venture to Lexington. This right becomes effective upon the occurrence of certain conditions. In the event Utah exercises its right to sell its equity interest in the joint venture to Lexington, Lexington may, at its option, either issue common shares to Utah for the fair market value of Utah's equity position, based upon a formula contained in the joint venture agreement, or pay cash to Utah equal to 100% of the fair market value of Utah's equity position. Lexington has the right not to accept any property in the joint venture (thereby reducing the fair market value of Utah's equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreement contains a mutual buy-sell provision in which either Utah or Lexington can force the sale of any property.

Dilution of common shares.

The combined company's future growth will depend in part on its ability to raise additional capital. If the combined company raises additional capital through the issuance of equity securities, the interests of holders of the combined company's common shares could be diluted. Likewise, the combined company's board of trustees will be authorized to cause the combined company to issue preferred shares in one or more series, the holders of which would be entitled to dividends and voting and other rights as the combined company's board of trustees determines, and which could be senior to or convertible into the combined company's common shares. Accordingly, an issuance by the combined company of preferred shares could be dilutive to or otherwise adversely affect the interests of holders of the combined company's common shares.

The combined company's Series C Preferred Shares will be capable of being converted by the holder, at its option, into the combined company's common shares at an initial conversion rate of 1.87966 common shares per $50.00 liquidation preference (after the assumed payment of the special dividend and assuming no other dividend is paid), which is equivalent to an initial conversion price of approximately $26.60 per common share (subject to adjustment in certain events). Depending upon the number of Series C Preferred Shares being converted at one time, a conversion of Series C Preferred Shares could be dilutive to or otherwise adversely affect the interests of holders of the combined company's common shares.

Under Lexington's joint venture agreements, Lexington's joint venture partners have the right to sell their equity position in the applicable joint venture to Lexington. In the event one of Lexington's joint venture partners exercises its right to sell its equity interest in the applicable joint venture to Lexington, Lexington may, at its option, either issue Lexington common shares to the exercising joint venture partner for the fair market value of the exercising joint venture partner's equity position, based upon a formula contained in the applicable joint venture agreement, or pay cash to the exercising joint venture partner equal to either: (i) 110% of the fair market value of the exercising joint venture partner's equity position with respect to Lexington's joint ventures with CRF, or (ii) 100% of the fair market value of the exercising joint venture partner's equity position with respect to Lion and Utah. An exercise by one or more of Lexington's joint venture partners and, after the merger, the combined company's election to satisfy an exercise with its common shares could be dilutive to or otherwise adversely affect the interests of holders of the combined company's common shares.

Following the closing of the merger, an aggregate of approximately 41,673,386 common shares will be issuable upon: (i) the exchange of all outstanding units of limited partnership interests in Lexington's operating partnership subsidiaries (5,622,694 common shares); (ii) the redemption of all outstanding units of limited partnership interests in the MLP (36,032,192 common shares); and (iii) the exercise of outstanding options under Lexington's equity-based award plans (18,500 common shares). Depending upon the number of such securities exchanged or exercised at one time, an exchange or exercise of such securities could be dilutive to or otherwise adversely affect the interests of holders of the combined company's common shares.

Securities eligible for future sale may have adverse effects on our share price.

As described in the preceding risk factor, following the closing of the merger, an aggregate of up to approximately 36,032,192 common shares will be issuable on the redemption for common shares of outstanding MLP units. Lexington and Newkirk have agreed to file a registration statement that would allow up to 36,000,000 of these Lexington common shares to be sold. Lexington has also agreed to file a registration statement that would allow the sale of 3,500,000 Lexington common shares that will be owned by Winthrop following the merger, which shares were previously subject to a lock up agreement that will terminate on closing of the merger. The sale of these shares could result in a decrease in the market price of Lexington common shares.

Limited control over joint venture investments.

Lexington's joint venture investments will constitute a significant portion of the combined company's assets and will constitute a significant component of Lexington's growth strategy. Lexington's joint venture investments may involve risks not otherwise present for investments made solely by Lexington, including the possibility that Lexington's joint venture partner might, at any time, become bankrupt, have different interests or goals than the combined company does, or take action contrary to the combined company's instructions, requests, policies or objectives, including the combined company's policy with respect to maintaining its qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither the combined company nor a joint venture partner have full control over the joint venture. Also, there will be no limitation under the combined company's organizational documents as to the amount of funds that may be invested in joint ventures.

One of the joint ventures, 111 Debt Holdings LLC, is owned equally by the MLP and WRT Realty L.P., a subsidiary of Winthrop. This joint venture is managed by an investment committee which consists of five members, two members appointed by each of the MLP and Winthrop and the fifth member appointed by FUR Holdings LLC, the primary owner of the current external advisors of both Newkirk and Winthrop. Each investment in excess of $20.0 million to be made by this joint venture, as well as additional material matters, requires the consent of three members of the investment committee appointed by the MLP and Winthrop. Accordingly, the joint venture may not take certain actions or invest in certain assets even if the MLP believes it to be in its best interest.

Joint venture investments may conflict with our ability to make attractive investments.

Under the terms of Lexington's active joint venture with CRF, the combined company will be required to first offer to the joint venture 50% of the combined company's opportunities to acquire office and industrial properties requiring a minimum investment of $15.0 million which are net leased primarily to investment grade tenants for a minimum term of 10 years, are available for immediate delivery and satisfy other specified investment criteria.

Similarly, under the terms of Lexington's joint venture with Utah, unless 75% of Utah's capital commitment is funded, the combined company will be required to first offer to the joint venture all of the combined company's opportunities to acquire certain office, bulk warehouse and distribution properties requiring an investment of $8.0 million to $30.0 million which are net leased primarily to non-investment grade tenants for a minimum term of at least nine years and satisfy other specified investment criteria, subject also to the combined company's obligation to first offer such opportunities to Lexington's joint venture with CRF.

Lexington's board of trustees adopted a conflicts policy with respect to Lexington and LSAC, a real estate investment company externally advised by Lexington. Under the conflicts policy the combined company will be required to first offer to LSAC, subject to the first offer rights of CRF and Utah, all of the combined company's opportunities to acquire: (i) general purpose real estate net leased to unrated or below investment grade credit tenants; (ii) net leased special purpose real estate located in the United States, such as medical buildings, theaters, hotels and auto dealerships; (iii) net leased properties located in the Americas outside of the United States with rent payments denominated in United States dollars with such properties typically leased to U.S. companies; (iv) specialized facilities in the United States supported by net leases or other contracts where a significant portion of the facility's value is in equipment or other improvements, such as power generation assets and cell phone towers; and (v) net leased equipment and major capital assets that are integral to the operations of LSAC's tenants and LSAC's real estate investments. To the extent that a specific investment opportunity, which is not otherwise subject to a first offer obligation to Lexington's joint ventures with CRF or Utah, is determined to be suitable to the combined company and LSAC, the investment opportunity will be allocated to LSAC. If full allocation to LSAC is not reasonably practicable (for example, if LSAC does not have sufficient capital), the combined company may allocate a portion of the investment to itself after determining in good faith that such allocation is fair and reasonable. The combined company will apply the foregoing allocation procedures between LSAC and any investment funds or programs, companies or vehicles or other entities that the combined company controls which have overlapping investment objectives with LSAC.

Only if a joint venture partner elects not to approve the applicable joint venture's pursuit of an acquisition opportunity or the applicable exclusivity conditions have expired may the combined company pursue the opportunity directly. As a result of the foregoing rights of first offer, the combined company may not be able to make attractive acquisitions directly and may only receive a minority interest in such acquisitions through the combined company's minority interest in these joint ventures.

Conflicts of interest with respect to sales and refinancings.

E. Robert Roskind and Richard J. Rouse, the combined company's Co-Vice Chairman, and Co-Vice Chairman and Chief Investment Officer, respectively, will continue to own limited partnership interests in certain operating partnerships of the combined company after the merger, and as a result, may face different and more adverse tax consequences than the combined company's other shareholders will if the combined company sells certain properties or reduces mortgage indebtedness on certain properties. Those individuals may, therefore, have different objectives than the combined company's other shareholders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt.

Accordingly, there may be instances in which the combined company may not sell a property or pay down the debt on a property even though doing so would be advantageous to the combined company's other shareholders. In the event of an appearance of a conflict of interest, the conflicted trustee or officer must recuse himself or herself from any decision making or seek a waiver of our Code of Business Conduct and Ethics.

The combined company will be dependent upon its key personnel and the terms of Mr. Ashner's employment agreement affect Lexington's ability to make certain investments.

The combined company will be dependent upon key personnel whose continued service is not guaranteed. The combined company will be dependent on its executive officers for strategic business direction and real estate experience. Lexington previously entered into employment agreements with E. Robert Roskind, Lexington's Chairman, Richard J. Rouse, Lexington Vice Chairman and Chief Investment Officer, T. Wilson Eglin, Lexington's Chief Executive Officer, President and Chief Operating Officer, Patrick Carroll, Lexington's Executive Vice President, Chief Financial Officer and Treasurer, and John B. Vander Zwaag, Lexington's Executive Vice President. Upon the closing of the merger, the combined company will enter into an employment agreement with Michael L. Ashner, Newkirk's Chairman and Chief Executive Officer. Pursuant to Mr. Ashner's employment agreement, Mr. Ashner may voluntarily terminate his employment with the combined company and become entitled to receive a substantial severance payment if the combined company acquires or makes an investment in a non-net lease business opportunity during the term of Mr. Ashner's employment. This provision in Mr. Ashner's agreement may cause the combined company not to avail itself of those other business opportunities due to the potential consequences of acquiring such non-net lease business opportunities. Upon consummation of the merger, the following executive officers have agreed to assume the following positions at the combined company:



Name                                   Title
------------------------------------   ---------------------------------------------------------------


Michael L. Ashner                      Executive Chairman and Director of Strategic Acquisitions

E. Robert Roskind                      Co-Vice Chairman

Richard J. Rouse                       Co-Vice Chairman and Chief Investment Officer

T. Wilson Eglin                        Chief Executive Officer, President and Chief Operating Officer

Patrick Carroll                        Executive Vice President, Chief Financial Officer and Treasurer

John B. Vander Zwaag                   Executive Vice President

Lara Johnson                           Executive Vice President

The combined company's inability to retain the services of any of these executives or the combined company's loss of any of their services after the merger could adversely impact the operations of the combined company. The combined company will not have key man life insurance coverage on its executive officers upon completion of the merger.

Certain limitations will exist with respect to a third party's ability to acquire the combined company or effectuate a change in control.

Limitations imposed to protect the combined company's REIT status. In order to protect the combined company against the loss of its REIT status, its Declaration of Trust (attached as Annex B) will limit any shareholder from owning more than 9.8% in value of the combined company's outstanding shares, subject to certain exceptions. The ownership limit may have the effect of precluding acquisition of control of the combined company.

Severance Payments under Employment Agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain executives of the combined company upon a change of control. Accordingly, these payments may discourage a third party from acquiring the combined company.

Limitation due to the combined company's ability to issue preferred shares. The combined company's Declaration of Trust will authorize the board of trustees to issue preferred shares, without limitation as to amount. The board of trustees will be able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of the combined company, even if a change in control were in its shareholders' best interests.

Limitation imposed by the Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against "business combinations" between a Maryland REIT and "interested shareholders" or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of, 10% or more of the voting power of Lexington's then-outstanding voting shares, but a person is not an interested shareholder if the board of trustees approved in advance the transaction by which he otherwise would have been an interested shareholder. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the board of trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the board of trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire the combined company and of increasing the difficulty of consummating any such offers, even if the combined company's acquisition would be in its shareholders' best interests. In connection with the merger, certain holders of Newkirk voting stock have been granted a limited exemption from the definition of "interested shareholder."

Maryland Control Share Acquisition Act. Maryland law provides that "control shares" of a REIT acquired in a "control share acquisition" shall have no voting rights except to the extent approved by a vote of two-thirds of the vote eligible to be cast on the matter under the Maryland Control Share Acquisition Act. "Control Shares" means shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A "control share acquisition" means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders' meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders' meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under the combined company's By-laws will be subject to the Maryland Control Share Acquisition Act. Lexington's By-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of its shares. Lexington cannot assure you that this provision will not be amended or eliminated at any time in the future.

Many factors can have an adverse effect on the market value of the combined company's securities.

A number of factors might adversely affect the price of the combined company's securities, many of which are beyond its control. These factors include:

     o increases in market interest rates, relative to the dividend yield on the combined company's shares. If market interest rates go up, prospective purchasers of the combined company's securities may require a higher yield. Higher market interest rates would not, however, result in more funds for the combined company to distribute and, to the contrary, would likely increase its borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of the combined company's common shares to go down;

     o anticipated benefit of an investment in the combined company's securities as compared to investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions);

     o perception by market professionals of REITs generally and REITs comparable to the combined company in particular;

     o level of institutional investor interest in the combined company's securities;

     o   relatively low trading volumes in securities of REITs;

     o   the combined company's results of operations and financial condition;
         and

     o   investor confidence in the stock market generally.

The market value of Lexington's common shares is based primarily upon the market's perception of the combined company's growth potential and its current and potential future earnings and cash distributions. Consequently, the combined company's common shares may trade at prices that are higher or lower than its net asset value per common share. If the combined company's future earnings or cash distributions are less than expected, it is likely that the market price of the combined company's common shares will diminish.

ITEM 2.           Unregistered  Sales of Equity Securities and Use of Proceeds.

                  The Company's board of trustees has authorized the repurchase of up to 2.0 million common shares/operating partnership units. The Company repurchased 73,912 common shares/units at an average cost of $19.86 per common share/unit during the nine months ended September 30, 2006.

                  The following table summarizes repurchases of our common shares during the third quarter of 2006:



                                                                          Total Number of
                                                                           Shares/Units      Maximum Number of
                                         Total Number                    Purchased as Part    Shares/Units That May
                                              of         Average Price      of Publicly       Yet Be Purchased
                                         Shares/Units      Paid Per     Announced Plans or    Under the Plans
                       Period (2)          Purchased      Share/Unit       Programs (1)         or Programs
                  ---------------------  -------------- -------------- -------------------- ------------------

                  July 1-31, 2006                    -- $         --                    --                  --

                  August 1-31, 2006              68,404 $        19.77              68,404           1,926,088

                  September 1-30, 2006               -- $         --                    --                  --
                                         -------------- -------------- ------------------- -------------------
                  Third Quarter 2006             68,404 $        19.77              68,404           1,926,088
                                        =============== ============== =================== ===================

                  (1) The Company has one repurchase plan which was publicly announced on January 5, 2006.

                  (2) In April 2006, the Company repurchased 5,508 operating partnership units at an average price of $20.98 per unit.

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


                              Lexington Corporate Properties Trust




Date: November 9, 2006        By:  /s/ T. Wilson Eglin
                                 ----------------------------------------------
                                  T. Wilson Eglin
                                  Chief Executive Officer, President and Chief
                                  Operating Officer





Date: November 9, 2006        By: /s/ Patrick Carroll
                                 ----------------------------------------------
                                  Patrick Carroll
                                  Chief Financial Officer, Executive Vice
                                  President and Treasurer