Form 10-K
period 2006-12-31
LEXINGTON REALTY TRUST
filed 2007-03-01
CIK 910108

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission File Number 1-12386
LEXINGTON REALTY TRUST
(Exact name of Registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of incorporation or organization) One Penn Plaza, Suite 4015	(I.R.S. Employer Identification No.)
New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered

Common Shares of beneficial interests, par value $0.0001	New York Stock Exchange
8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001	New York Stock Exchange
7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐.
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑.
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.
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
     The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2006, which was the last business day of the Registrant’s most recently completed second fiscal quarter was $ 1,057,724,480 based on the closing price of common shares as of that date, which was $21.60 per share.
     Number of common shares outstanding as of February 23, 2007 was 70,232,063.
     Certain information contained in the Definitive Proxy Statement for Registrant’s 2007 Annual Meeting of Shareholders, to be held on May 22, 2007 is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Item 10, 11, 12, 13 and 14.

i

PART I.
Introduction
     When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     All references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
     We merged with Newkirk Realty Trust, Inc., or Newkirk, on December 31, 2006, which we refer to as the Merger. Unless otherwise noted, (A) the information in this Annual Report regarding items in our Consolidated Statements of Operations as of December 31, 2006, does not include the business and operations of Newkirk, and (B) the information in this Annual Report regarding items in our Consolidated Balance Sheet, includes the assets, liabilities and minority interests of Newkirk.
Cautionary Statements Concerning Forward-Looking Statements
     This Annual Report, together with other statements and information publicly disseminated by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, among others, those risks discussed below and under “Risk Factors” in Part I, Item 1A of the Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.
Item 1. Business
General
     We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. Our primary business is the acquisition, ownership and management of a geographically diverse portfolio of net leased office, industrial and retail properties. Substantially all of our properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.
     Our predecessor was organized in October 1993 and merged into Lexington Corporate Properties Trust on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust completed the Merger with Newkirk. Newkirk’s primary business was similar to our primary business. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership, which we refer to as the MLP. Newkirk was the general partner and owned, at the time of completion of the Merger, a 31.0% general partner interest in the MLP. In connection with the Merger, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and one of our wholly-owned subsidiaries became the sole general partner of the MLP and another one of our wholly-owned subsidiaries became the holder of a 31.0% limited partner interest in the MLP.
     In the Merger, Newkirk merged with and into us, with us as the surviving entity. Each holder of Newkirk’s common stock received 0.80 of our common shares in exchange for each share of Newkirk’s common stock, and the MLP effected a reverse unit-split pursuant to which each outstanding unit of limited partnership in the MLP, which we refer to as an MLP Unit, was converted into 0.80 MLP units. Each MLP unit, other than the MLP units held directly or indirectly by us, is either currently redeemable or in the future will be redeemable at the option of the holder for cash based on the value of one of our common shares or, if we elect, on a one-for-one basis for our common shares.

In addition to our common shares, we have four outstanding classes of beneficial interests classified as preferred stock, which we refer to as preferred shares: 8.05% Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Shares, 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as our Series C Preferred Shares, 7.55% Series D Cumulative Redeemable Preferred Stock, which we refer to as our Series D Preferred Shares, and special voting preferred stock. Our common shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are traded on the New York Stock Exchange under the symbols “LXP”, “LXP_pb”, “LXP_pc” and “LXP_pd”, respectively.
     We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders.
     Following the completion of the Merger, we had ownership interests in approximately 365 properties, located in 44 states and The Netherlands and containing an aggregate of approximately 58.9 million net rentable square feet of space, approximately 97.5% of which is subject to a lease. In addition, Lexington Realty Advisors, Inc., which we refer to as LRA, one of our wholly-owned taxable REIT subsidiaries, manages two properties for an unaffiliated third party.
     We have diversified our portfolio by geographical location, tenant industry segment, lease term expiration and property type with the intention of providing steady internal growth with low volatility. We believe that this diversification should help insulate us from regional recession, industry specific downturns and price fluctuations by property type. For the year ended December 31, 2006, our ten largest tenants/guarantors, which occupied 38 of our properties, represented 30.1% of our trailing twelve month base rental revenue, including our proportionate share of base rental revenue from non-consolidated entities, properties held for sale and properties sold through the respective date of sale. As of December 31, 2005 and 2004, our ten largest tenants/guarantors represented 30.4% and 34.2% of our trailing twelve month base rental revenue, respectively, including our proportionate share of base rental revenue from non-consolidated entities, properties held for sale and properties sold through date of sale. In 2006, 2005 and 2004, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
Objectives and Strategy
     We grow our portfolio through (i) strategic transactions with other real estate investment companies, (ii) acquisitions of individual properties and portfolios of properties from: (A) corporations and other entities in sale/leaseback transactions; (B) developers of newly-constructed properties built to suit the needs of a corporate tenant; and (C) sellers of properties subject to an existing lease, (iii) debt investments secured by real estate assets and (iv) the building and acquisition of new business lines and operating platforms.
     As part of our ongoing business efforts, we expect to continue to (i) effect strategic transactions and portfolio and individual property acquisitions and dispositions, (ii) explore new business lines and operating platforms, (iii) expand existing properties, (iv) execute new leases with investment grade and other quality tenants, (v) extend lease maturities in advance of expiration and (vi) refinance outstanding indebtedness when advisable. Additionally, we expect to continue to enter into joint ventures with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities.
Acquisition Strategies
     We seek to enhance our net lease property portfolio through acquisitions of debt and equity interests in general purpose, efficient, well-located properties in growing markets. Prior to effecting any acquisitions, we analyze the (i) property’s design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (ii) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (iii) present and anticipated conditions in the local real estate market; and (iv) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. We also evaluate each potential tenant’s financial strength, growth prospects, competitive position within its respective industry and a property’s strategic location and function within a tenant’s operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.
     Strategic Transactions with Other Real Estate Investment Companies. We seek to capitalize on the unique investment experience of our executive management team as well as its network of relationships in the industry to achieve outstanding risk-adjusted yields through strategic transactions. Our strategic initiatives involve the acquisitions of assets across the full spectrum of single-tenant investing through participation at various levels of the capital structure. Accordingly, we endeavor to pursue the acquisition of portfolios of opportunistic assets, significant equity interests in other single-tenant companies including through mergers and acquisitions activity, and participation in strategic partnerships and joint ventures both domestically and abroad.

     Acquisitions of Portfolio and Individual Net Lease Properties. We seek to acquire portfolio and individual properties from: (A) creditworthy corporations and other entities in sale/leaseback transactions for properties that are integral to the sellers’/tenants’ ongoing operations, (B) developers of newly-constructed properties built to suit the needs of a corporate tenant generally after construction has been completed to avoid the risks associated with the construction phase of a project, and (C) sellers of properties subject to an existing lease. We believe there is significantly less competition for the acquisition of property portfolios containing a number of net leased properties located in more than one geographic region. We also believe that our geographical diversification, acquisition experience and access to capital will allow us to compete effectively for the acquisition of such net leased properties.
     Debt Investments. We seek to acquire senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral. In addition to several mortgage notes owned by us, the MLP holds a 50.0% interest in a joint venture, Concord Debt Holdings LLC, which recently closed its first collateralized debt obligation, which we refer to as the CDO offering. The MLP’s joint venture partner and holder of the other 50% interest is Winthrop Realty Trust, which we refer to as Winthrop, a REIT listed on the NYSE. Our Executive Chairman, Michael L. Ashner, is the Chairman and Chief Executive Officer of Winthrop. An aggregate of $377 million of investment grade-related debt was issued in the CDO offering and the joint venture retained an equity investment in the portfolio with a notional amount of $88 million. The MLP anticipates that the joint venture will significantly expand its operations in the foreseeable future.
Competition
     Through our predecessor entities we have been in the net lease business for over 30 years. Over this period, we have established close relationships with a large number of major corporate tenants, which has enabled us to maintain a broad network of contacts including developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include other REITs, pension funds, private companies and individuals.
Operating Partnership Structure
     We are structured as an umbrella partnership REIT, or UPREIT, and a substantial portion of our business is conducted through our four operating partnership subsidiaries: the MLP, Lepercq Corporate Income Fund L.P., Lepercq Corporate Income Fund II L.P. and Net 3 Acquisition L.P. We refer to these subsidiaries as our operating partnerships and to limited partnership interests in these operating partnerships as OP units. The operating partnership structure enables us to acquire properties through our operating partnerships by issuing to a property owner, as a form of consideration in exchange for the property, OP units. The OP units are redeemable, after certain dates, for our common shares or cash in certain instances. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. In addition to the MLP Units, during 2006, one of our operating partnerships issued 33,954 OP units (having a value of $0.8 million at issuance) as partial consideration in an acquisition of a property. During 2005, one of our operating partnerships issued 352,244 OP units in exchange for all of the outstanding partnership interests in Westport View Corporate Center L.P., a Delaware limited partnership and the beneficiary of an escrow account with a qualified intermediary holding $7.7 million in remaining cash proceeds from the sale of an investment property. As of December 31, 2006, there were 41,191,115 OP units outstanding, other than OP units held directly or indirectly by us.
Co-Investment Programs
     Lexington Acquiport Company, LLC. In 1999, we entered into a joint venture agreement with The Comptroller of the State of New York as Trustee of the Common Retirement Fund, which we refer to as CRF. The joint venture entity, Lexington Acquiport Company, LLC, which we refer to as LAC, was created to acquire high quality office and industrial real estate properties net leased to investment and non-investment grade single tenant users. We committed to make equity contributions to LAC of up to $50.0 million and CRF committed to make equity contributions to LAC of up to $100.0 million. These commitments have been satisfied and no more investments will be made by LAC unless to complete a tax-free exchange.
     LRA has a management agreement with LAC and a separate partnership owned by us and CRF whereby LRA performs certain services for a fee relating to the acquisition and management of the investments owned by LAC and the separate partnership.

     Lexington Acquiport Company II, LLC. In December 2001, we entered into a second joint venture agreement with CRF. The joint venture entity, Lexington Acquiport Company II, LLC, which we refer to as LAC II, was created to make the same investments as LAC. We have committed to make equity contributions to LAC II of up to $50.0 million and CRF has committed to make equity contributions to LAC II of up to $150.0 million. As of December 31, 2006, an aggregate of $135.1 million of these commitments had been funded.
     LRA has a management agreement with LAC II whereby LRA performs certain services for a fee relating to the acquisition and management and direct placement of all mortgage debt. LAC II did not acquired any properties in 2006.
     We are required to first offer to LAC II 50% of our opportunities to acquire office and industrial properties generally requiring a minimum investment of $15.0 million, which are net leased primarily to investment grade tenants for a minimum term of ten years, are available for immediate delivery and satisfy other specified investment criteria. Only if CRF elects not to approve LAC II’s pursuit of an acquisition opportunity may we pursue the opportunity directly.
     Lexington/Lion Venture L.P. In October 2003, we entered into a joint venture agreement with Clarion Lion Properties Fund through two of its subsidiaries, which we collectively refer to as Clarion. The joint venture entity, Lexington/Lion Venture L.P., which we refer to as LION, was created to acquire high quality single tenant office, industrial and retail properties net leased to investment and non-investment grade tenants. We initially committed to make equity contributions to LION of up to $30.0 million and Clarion initially committed to make equity contributions to LION of up to $70.0 million. In 2004, each of us and Clarion increased our equity commitment by $25.7 million and $60.0 million, respectively. These commitments have been satisfied and no additional properties will be acquired unless both parties agree. During 2006, LION made one acquisition for a capitalized cost of $28.4 million, of which $18.4 million was funded through the procurement of a non-recourse mortgage, which bears interest at a fixed rate of 6.1% and matures in 2016.
     LRA has a management agreement with LION whereby LRA performs certain services for a fee relating to acquisition, financing and management of LION’s investments.
     Triple Net Investment Company LLC. In June 2004, we entered into a joint venture agreement with the Utah State Retirement Investment Fund, which we refer to as Utah. The joint venture entity, Triple Net Investment Company LLC, which we refer to as TNI, was created to acquire high quality single tenant office and industrial properties net leased to non-investment grade tenants; however, TNI has acquired retail properties. We initially committed to fund equity contributions to TNI of up to $15.0 million and Utah initially committed to fund equity contributions to TNI of up to $35.0 million. In December 2004, each of us and Utah increased our equity commitment by $21.4 million and $50.0 million, respectively. As of December 31, 2006, an aggregate of $86.9 million of these commitments had been funded. During 2006, TNI made one acquisition for a capitalized cost of $13.5 million, of which $9.5 million was funded through the procurement of a non-recourse mortgage, which bears interest at a fixed rate of 5.9% and matures in 2018.
     LRA has a management agreement with TNI whereby LRA performs certain services for a fee relating to acquisition, financing and management of TNI’s investments.
     We are required to first offer to Utah all of our opportunities (other than the opportunities we are required to offer LAC II) to acquire office and industrial properties requiring a minimum investment of $8.0 million to $30.0 million, which are net leased to non-investment grade tenants for a minimum term of at least nine years, are generally available for immediate delivery and satisfy other specified investment criteria. Only if Utah elects and any overlapping co-investment program with a similar exclusively right elects, not to approve TNI’s pursuit of an acquisition opportunity may we pursue the opportunity directly.
     Lexington Columbia L.L.C. In 1999, we formed a joint venture, Lexington Columbia L.L.C., which we refer to as Lex Columbia, with a third party to own a property net leased to Blue Cross Blue Shield of South Carolina, Inc. We hold a 40% interest in Lex Columbia. LRA has a management agreement with Lex Columbia whereby LRA performs certain services for a fee relating to the ownership and management of the property owned by Lex Columbia.
     Oklahoma City, Oklahoma TIC. In 2005, we sold to a third party, at cost, a 60% tenancy in common interest in our Oklahoma City, Oklahoma property net leased primarily to AT&T Wireless Services Inc., which we acquired during 2005, for $4.0 million in cash and the assumption of $8.8 million in non-recourse mortgage debt. LRA has a management agreement with the tenancy in common, whereby LRA performs certain services for a fee relating to the ownership and management of the property.

     Lexington Strategic Asset Corp. In October 2005, we contributed four properties (three of which were subject to non-recourse mortgages aggregating $21.3 million) to Lexington Strategic Asset Corp., which we refer to as LSAC, in exchange for approximately 3.3 million shares of common stock of LSAC valued at $10.00 per share. In addition, LSAC sold in its initial private offering, 6.7 million shares of common stock, at $10.00 per share, generating net proceeds, after offering costs and expenses, of $61.6 million. Due to our ownership percentage (approximately 32% of the fully diluted outstanding shares of common stock) in LSAC, our investment in LSAC was accounted for under the equity method until November 1, 2006. During 2006, we purchased directly from third party stockholders approximately 4.6 million common shares of LSAC, at $9.30 per share, which increased our ownership to approximately 76% of the fully diluted outstanding shares of common stock as of December 31, 2006. Due to this increased ownership percentage, LSAC became a consolidated entity as of November 1, 2006.
     LRA earns an advisory fee from LSAC for performing day-to-day management duties for LSAC. In addition, LRA is entitled to receive incentive distributions upon LSAC exceeding certain performance thresholds. Certain of our officers were granted the right to 40% of the incentive distributions earned by LRA. As of December 31, 2006, no incentive distributions have been earned. Also, these officers purchased an aggregate of (A) 220,000 shares of common stock of LSAC for $0.1 million at LSAC’s formation in August of 2005 and (B) 100,000 shares of common stock for $1.0 million in LSAC’s initial private offering.
     During 2006, LSAC acquired eight properties for an aggregate capitalized cost of $82.5 million and obtained $62.0 million in non-recourse mortgages, which bear interest at a fixed weighted-average rate of 6.1% and mature between 2016 and 2021. During 2005, LSAC acquired two properties for an aggregate capitalized cost of $25.0 million. In addition, LSAC obtained a $10.1 million non-recourse mortgage note, secured by one of the properties contributed by us, which bears interest at a fixed rate of 5.5% and matures in 2020.
     We adopted a conflicts policy with respect to LSAC. Under the conflicts policy we are required to first offer to LSAC, subject to the first offer rights of LAC II and TNI, all of our opportunities to acquire (i) general purpose real estate net leased to unrated or below investment grade credit tenants, (ii) net leased special purpose real estate located in the United States, such as medical buildings, theaters, hotels and auto dealerships, (iii) net leased properties located in the Americas outside of the United States with rent payments denominated in United States dollars which are typically leased to U.S. companies, (iv) specialized facilities in the United States supported by net leases or other contracts where a significant portion of the facility’s value is in equipment or other improvements, such as power generation assets and cell phone towers, and (v) net leased equipment and major capital assets that are integral to the operations of LSAC’s tenants and LSAC’s real estate investments. To the extent that a specific investment opportunity, which is not otherwise subject to a first offer obligation to LAC II or TNI, is determined to be suitable to us and LSAC, the investment opportunity will be allocated to LSAC. Where full allocation to LSAC is not reasonably practicable (for example, if LSAC does not have sufficient capital), we may allocate a portion of the investment to ourselves after determining in good faith that such allocation is fair and reasonable. We will apply the foregoing allocation procedures between LSAC and any investment funds or programs, companies or vehicles or other entities that we control which have overlapping investment objectives with LSAC.
Internal Growth; Effectively Managing Assets
     Tenant Relations and Lease Compliance. We maintain close contact with our tenants in order to understand their future real estate needs. We monitor the financial, property maintenance and other lease obligations of our tenants through a variety of means, including periodic reviews of financial statements and physical inspections of the properties. We perform annual inspections of those properties where we have an ongoing obligation with respect to the maintenance of the property. Biannual physical inspections are generally undertaken for all other properties.
     Extending Lease Maturities. We, including through non-consolidated entities, seek to extend our leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. During 2006, we entered into nine lease extensions for leases scheduled to expire at various dates ranging from 2006 to 2008, for an average 2.8 years and 6 leases (expiring at various dates ranging from 2011 to 2021) for vacant space.
     Revenue Enhancing Property Expansions. We undertake expansions of our properties based on tenant requirements or marketing opportunities. We believe that selective property expansions can provide us with attractive rates of return and actively seek such opportunities.
     Property Sales. Subject to regulatory requirements, we sell properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property.

Access to Capital and Refinancing Existing Indebtedness
     Capital Markets. On December 31, 2006, we completed the Merger and issued approximately 16.0 million common shares valued at $332.1 million and assumed $2.0 billion in liabilities and minority interests.
     In February 2007, we completed an offering of 6.2 million Series D Preferred Shares, at $25 per share and a dividend rate of 7.55%, raising net proceeds of $150.0 million.
     During 2005, we completed a common share offering of 2.5 million shares, raising aggregate net proceeds of $60.7 million. During 2005, we issued 400,000 Series C Preferred Shares, in connection with the exercise of an underwriters over-allotment option, at $50 per share and a dividend rate of 6.50%, raising net proceeds of $19.5 million.
     Non-Recourse Mortgage Financing. During 2006, in addition to the Merger, we, including through non-consolidated entities, obtained $215.3 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 6.0%. The proceeds of the financings were used to partially fund acquisitions.
     In January 2007, the MLP issued $300.0 million in 5.45% guaranteed exchangeable notes due in 2027, which can be put by the holder every five years commencing 2012. The net proceeds of $292.7 were used to repay indebtedness under the MLP’s secured loan.
     During 2005, we, including through non-consolidated entities, obtained $840.3 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 5.2%. The proceeds of the financings were used to partially fund acquisitions.
     Credit Facility. During 2005, we replaced our $100.0 million unsecured revolving credit facility with a new $200.0 million unsecured revolving credit facility, which bears interest at a rate of LIBOR plus 120-170 basis points depending on our leverage (as defined in the credit facility) and matures in June 2008. The credit facility contains customary financial covenants, including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of December 31, 2006, we were in compliance with all covenants and $65.2 million was outstanding, $133.0 million was available to be borrowed and $1.8 million in letters of credit were outstanding under the credit facility.
     The MLP has a secured loan, which bears interest at the election of the MLP at a rate equal to either (i) LIBOR plus 175 basis points or (ii) the prime rate. As of December 31, 2006, $547.2 million was outstanding under the secured loan. The secured loan is scheduled to mature in August 2008, subject to two one year extensions. The secured loan requires monthly payments of interest and quarterly principal payments of approximately $1.9 million during the term of the secured loan, increasing to $2.5 million per quarter during the extension periods. The MLP is also required to make principal payments from the proceeds of property sales, refinancing and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement for property sales and 100% of proceeds from refinancing, economic discontinuance, insurance settlements and condemnations. The secured loan has customary covenants which the MLP was in compliance with at December 31, 2006.
     Common Share Repurchases. In November 2005, our Board of Trustees approved the repurchase of up to 2.0 million common shares/OP units under a share repurchase program. During 2006, approximately 0.5 million common shares/OP units were repurchased at an average cost of $21.15 per share, in the open market and through private transactions with our employees.
Advisory Contracts
     In addition to the contracts discussed above, in August 2000, LRA entered into an advisory and asset management agreement to invest and manage an equity commitment of up to $50.0 million on behalf of a private third party investment fund. The investment fund could, depending on leverage utilized, acquire up to $140.0 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and a promoted interest of 16% of the return in excess of an internal rate of return of 10% earned by the investment fund. The investment fund made no purchases in 2006 or 2005.
     The MLP entered into an agreement with a third party in which the MLP will pay the third party for properties acquired in which the third party serves as the identifying party (i) 1.5% of the gross purchase price and (ii) 25% of the net proceeds and net cash flow

(as defined) after the MLP receives all its invested capital plus a 12% internal rate of return. As a December 31, 2006, only one property has been acquired subject to these terms.
Other
     Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although generally our tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of a tenant of such premises to satisfy any obligations with respect to such environmental liability, we may be required to satisfy such obligations. In addition, as the owner of such properties, we may be held directly liable for any such damages or claims irrespective of the provisions of any lease.
     From time to time, in connection with the conduct of our business, we authorize the preparation of Phase I and, when necessary, Phase II environmental reports with respect to our properties. Based upon such environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance, however, that (i) the discovery of environmental conditions, the existence or severity of which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and/or results of operations.
     Employees. As of December 31, 2006, we had 56 full-time employees.
     Industry Segments. We operate in one industry segment, investment in net leased real properties.
     Web Site. Our Internet address is www.lxp.com and the investor relations section of our web site is located at http://phx.corporate-ir.net/phoenix.zhtml?c=88679&p=irol-irhome. We make available free of charge, on or through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, which we refer to as the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our trustees, officers and employees, our Complaint Procedures Regarding Accounting and Auditing Matters and our Policy on Disclosure Controls. Within the time period required by the SEC and the New York Stock Exchange, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.
     Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, telephone: 212-692-7200, e-mail: ir@lxp.com.
     Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200. We also maintain regional offices in Chicago, Illinois, Dallas, Texas and Boston, Massachusetts.
     NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the New York Stock Exchange with respect to our compliance with the New York Stock Exchange corporate governance listing standards in June 2006.

Item 1A. Risk Factors
       Set forth below are material factors that may adversely affect our business and operations. All references to the “Company,” “we,” “our” and “us” in this Item 1A mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is made clear that the term means only the parent company.
     We are subject to risks involved in single tenant leases.
     We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property.
     In March 2006, Dana Corporation, which we refer to as Dana, a tenant in 11 of our properties (including non-consolidated entities), filed for Chapter 11 bankruptcy. Dana succeeded on motions to reject leases on two of our properties and those of a non-consolidated entity and has affirmed the nine other leases. During the second quarter of 2006, we recorded an impairment charge of $1.1 million and accelerated amortization of an above-market lease of $2.3 million, relating to the write-off of lease intangibles and the above market lease for the disaffirmed lease of a consolidated property. During the fourth quarter of 2006, we recorded an additional impairment charge of approximately $6.1 million relating to this property. In addition, our proportionate share from a non-consolidated entity of the impairment charge and accelerated amortization of an above-market lease for a disaffirmed lease was $0.6 million and $1.4 million, respectively. In addition, we sold our bankruptcy claim (including our interest through a non-consolidated entity) related to the two rejected leases for approximately $7.1 million, which resulted in a gain of $6.9 million.
     We rely on revenues derived from major tenants.
     Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues. As of December 31, 2006, our 10 largest tenants/guarantors, which occupied 38 properties, represented approximately 30.1% of our base rental revenue for the year ended December 31, 2006, including our proportionate share of base rental revenue from non-consolidated entities and base rental revenue recognized from properties sold through the respective date of sale. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with the re-leasing.
     We could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
     We have incurred, and expect to continue to incur, indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.
     Our credit facility and the MLP’s secured loan each contain cross-default provisions to, with respect to our credit facility, our other material indebtedness (as defined therein), and, with respect to the MLP’s secured loan, the MLP’s other indebtedness. In the event of a default on such other material indebtedness, the indebtedness under our credit facility or the MLP’s indebtedness under its secured loan, as applicable, could be accelerated. Depending upon the amount of indebtedness under our credit facility and the MLP’s secured loan, such an acceleration could have a material adverse impact on our financial condition and results of operations. Our current credit facility and the MLP’s secured loan also each contain various covenants which limit the amount of secured, unsecured and variable-rate indebtedness we may incur and restricts the amount of capital we may invest in specific categories of assets in which we may otherwise want to invest.

     Market interest rates could have an adverse effect on our borrowing costs and net income and can adversely affect our share price.
     We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. As of December 31, 2006, we had outstanding $65.2 million in variable-rate indebtedness. The $547.2 million outstanding under the MLP’s secured loan, as of December 31, 2006, is subject to an interest rate swap agreement and an interest rate cap agreement, which have the effect of fixing the interest rate on the borrowings. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and net income. In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates.
     Furthermore, the public valuation of our common shares is related primarily to the earnings that we derive from rental income with respect to our properties and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common shares. For instance, if interest rates rise, the market price of our common shares may decrease because potential investors seeking a higher dividend yield than they would receive from our common shares may sell our common shares in favor of higher rate interest-bearing securities.
     We face risks associated with refinancings.
     A significant number of our properties are subject to mortgage notes with balloon payments due at maturity. As of December 31, 2006, the consolidated scheduled balloon payments for the next five calendar years, are as follows:

2007 — $0;

2008 — $631.1 million;

2009 — $60.8 million;

2010 — $56.6 million; and

2011 — $108.7 million.
     As of December 31, 2006, the scheduled balloon payments on our joint venture real properties for the next five calendar years were as follows:

	Total	Our Proportionate Share
2007	$43.9 million	$21.9 million

2008	$0	$0

2009	$69.0 million	$23.6 million

2010	$61.6 million	$20.5 million

2011	$67.0 million	$21.7 million
     Our ability to make the scheduled balloon payments will depend upon the amount available under our credit facility and our ability either to refinance the related mortgage debt or to sell the related property.
     Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, available mortgage rates, the lease terms of the mortgaged properties, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related property at a price that generates sufficient proceeds to pay the scheduled balloon payments, we would lose our entire investment in the related property.

     On January 5, 2006, we announced that we informed the holder of the non-recourse mortgage on one of our properties located in Milpitas, California that we will no longer make debt service payments as a result of a vacancy caused by the expiration of the lease on this property in December 2005. As a result of this decision, we recorded an impairment charge of approximately $12.1 million in the fourth quarter of 2005, which was equal to the difference between this property’s net book value (approximately $17.3 million) and our estimate of the property’s fair market value (approximately $5.2 million). During the second quarter of 2006, the property was conveyed to the lender in full satisfaction of the mortgage, which resulted in a gain on debt satisfaction of $6.3 million. During the third quarter of 2006, the tenant in our Warren, Ohio property exercised its option to purchase the property at fair market value, as defined in the purchase agreement. We have received appraisals that estimate that the maximum fair market value, as defined, will not exceed approximately $15.8 million. As a result of the exercise of the purchase option, we recorded an impairment charge of $28.2 million (including $6.6 million applicable to minority interest) in the third quarter of 2006.
     We face uncertainties relating to lease renewals and re-letting of space.
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
     This risk is increased as a result of the Merger since the current lease term of many of the MLP’s properties, including joint ventures, will expire over the next three years and the renewal rates are lower than the current market rates. As of December 31, 2006, the MLP has 105 leases, with an estimated straight-line rent of $107.7 million, scheduled to expire by the end of 2009.
     Certain of our properties are cross-collateralized.
     As of December 31, 2006, the mortgages on three sets of two properties are cross-collateralized: (1) Canton, Ohio and Spartansburg, South Carolina leased to Best Buy Co. Inc., (2) 730 N. Black Branch Road, Elizabethtown, Kentucky and 750 N. Black Branch Road, Elizabethtown, Kentucky leased to Dana Corporation, and (3) Dry Ridge, Kentucky and Owensboro, Kentucky leased to Dana Corporation. Furthermore, all properties of the MLP’s subsidiaries that are not encumbered by property specific debt are cross-collateralized under the MLP’s secured loan and, in addition, one set of four properties is cross-collateralized. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.
     We face possible liability relating to environmental matters.
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

     From time to time, in connection with the conduct of our business, we authorize the preparation of Phase I environmental reports and, when necessary, Phase II environmental reports, with respect to our properties. Based upon these environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties that we believe would be reasonably likely to have a material adverse effect on us.
     There can be no assurance, however, that the environmental reports will reveal all environmental conditions at our properties or that the following will not expose us to material liability in the future:
•	the discovery of previously unknown environmental conditions;

•	changes in law;

•	activities of tenants; or

•	activities relating to properties in the vicinity of our properties.
     Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which could adversely affect our financial condition or results of operations.
     Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.
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
     Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our net income. These types of terrorist acts could also result in significant damages to, or loss of, our properties.
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
     Competition may adversely affect our ability to purchase properties.
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

     Our failure to maintain effective internal controls could have a material adverse effect on our business, operating results and share price.
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
     We may have limited control over our joint venture investments.
     Our joint venture investments constitute a significant portion of our assets and will constitute a significant component of our growth strategy. Our joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our joint venture partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor a joint venture partner have full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.
     One of the joint ventures, Concord Debt Holdings LLC, is owned equally by the MLP and a subsidiary of Winthrop. This joint venture, which recently completed a CDO offering, is managed by an investment committee which consists of five members, two members appointed by each of the MLP and Winthrop (with one appointee from each of the MLP and Winthrop qualifying as “independent”) and the fifth member appointed by FUR Holdings LLC, the primary owner of the former external advisor of the MLP and the current external advisor of Winthrop. Each investment in excess of $20.0 million to be made by this joint venture, as well as additional material matters, requires the consent of three members of the investment committee appointed by the MLP and Winthrop. Accordingly, the joint venture may not take certain actions or invest in certain assets even if the MLP believes it to be in its best interest. Michael L. Ashner, our Executive Chairman and Director of Strategic Transactions is also the Chairman and Chief Executive Officer of Winthrop and managing member of FUR Holdings LLC.
     Joint venture investments may conflict with our ability to make attractive investments.
     Under the terms of our active joint venture with the CRF, we are required to first offer to the joint venture 50% of our opportunities to acquire office and industrial properties requiring a minimum investment of $15.0 million which are net leased primarily to investment grade tenants for a minimum term of ten years, are available for immediate delivery and satisfy other specified investment criteria.
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
     Our Board of Trustees adopted a conflicts policy with respect to us and LSAC, a real estate investment company that we advise. Under the conflicts policy, we are required to first offer to LSAC, subject to the first offer rights of CRF and Utah, all of our opportunities to acquire: (i) general purpose real estate net leased to unrated or below investment grade credit tenants; (ii) net leased special purpose real estate located in the United States, such as medical buildings, theaters, hotels and auto dealerships; (iii) net leased properties located in the Americas outside of the United States with rent payments denominated in United States dollars with such properties typically leased to U.S. companies; (iv) specialized facilities in the United States supported by net leases or other contracts where a significant portion of the facility’s value is in equipment or other improvements, such as power generation assets and cell phone towers; and (v) net leased equipment and major capital assets that are integral to the operations of LSAC’s tenants and LSAC’s real estate investments. To the extent that a specific investment opportunity, which is not otherwise subject to a first offer obligation to our joint ventures with CRF or Utah, is determined to be suitable to us and LSAC, the investment opportunity will be allocated to

LSAC. If full allocation to LSAC is not reasonably practicable (for example, if LSAC does not have sufficient capital), we may allocate a portion of the investment to ourselves after determining in good faith that such allocation is fair and reasonable. We will apply the foregoing allocation procedures between LSAC and any investment funds or programs, companies or vehicles or other entities that we control or which have overlapping investment objectives with LSAC.
     Only if a joint venture partner elects not to approve the applicable joint venture’s pursuit of an acquisition opportunity or the applicable exclusivity conditions have expired may we pursue the opportunity directly. As a result of the foregoing rights of first offer, we may not be able to make attractive acquisitions directly and may only receive an interest in such acquisitions through our interest in these joint ventures.
     Certain of our trustees and officers may face conflicts of interest with respect to sales and refinancings.
     Michael L. Ashner, E. Robert Roskind and Richard J. Rouse, our Executive Chairman, Co-Vice Chairman, and Co-Vice Chairman and Chief Investment Officer, respectively, each own limited partnership interests in certain of our operating partnerships, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell certain properties or reduce mortgage indebtedness on certain properties. Those individuals may, therefore, have different objectives than our other shareholders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt.
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
     There can be no assurance that we will remain qualified as a REIT for federal income tax purposes.
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
     To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for that calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.
     Certain limitations limit a third party’s ability to acquire us or effectuate a change in our control.
     Limitations imposed to protect our REIT status. In order to protect us against the loss of our REIT status, our declaration of trust limits any shareholder from owning more than 9.8% in value of any class of our outstanding shares, subject to certain exceptions. The ownership limit may have the effect of precluding acquisition of control of us.
     Severance payments under employment agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control. We have entered into employment agreements with seven of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), those executive officers would be entitled to severance benefits based on their current annual base salaries and recent annual bonuses, as defined in the employment agreements. The provisions of these agreements could deter a change of control of us. Accordingly, these payments may discourage a third party from acquiring us.
     Limitation due to our ability to issue preferred shares. Our declaration of trust authorizes the Board of Trustees to issue preferred shares, without shareholder approval. The Board of Trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders’ best interests. As of the date of this Annual Report, we had outstanding 3,160,000 Series B Preferred Shares that we issued in June 2003, 3,100,000 Series C Preferred Shares that we issued in December 2004 and January 2005, 6,200,000 Series D Preferred Shares that we issued in February 2007, and one share of our special voting preferred stock that we issued in December 2006 in connection with the Merger. Our Series B, Series C and Series D Preferred Shares and our special voting preferred stock include provisions that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future series of preferred shares could make a change of control of us more difficult.
     Limitation imposed by the Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which he otherwise would have been an interested shareholder. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders’ best interests. In connection with our merger with Newkirk, certain holders of MLP securities were granted a limited exemption from the definition of “interested shareholder.”
     Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a Maryland REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquiror, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders’ meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders’ meeting and the acquiror becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. Our by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.
     Limits on ownership of our capital shares may have the effect of delaying, deferring or preventing someone from taking control of us.
     For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined for federal income tax purposes to include certain entities) during the last half of each taxable year, and these capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year for which a REIT election is made). Our declaration of trust includes certain restrictions regarding transfers of our capital shares and ownership limits.
     Actual or constructive ownership of our capital shares in excess of the share ownership limits contained in its declaration of trust would cause the violative transfer or ownership to be void or cause the shares to be transferred to a charitable trust and then sold to a person or entity who can own the shares without violating these limits. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.
     These restrictions and limits may not be adequate in all cases, however, to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limits discussed above may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control could involve a premium price for the common shares or otherwise be in shareholders’ best interests.
     Legislative or regulatory tax changes could have an adverse effect on us.
     At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. REIT dividends generally are not eligible for the reduced rates currently applicable to certain corporate dividends (unless attributable to dividends from LSAC and other taxable REIT subsidiaries and otherwise eligible for such rates). As a result, investment in non-REIT corporations may be relatively more attractive than investment in REITs. This could adversely affect the market price of our shares.
     Our Board of Trustees may change our investment policy without shareholders’ approval.
     Subject to our fundamental investment policy to maintain our qualification as a REIT, our Board of Trustees will determine its investment and financing policies, growth strategy and its debt, capitalization, distribution, acquisition, disposition and operating policies.
     Our Board of Trustees may revise or amend these strategies and policies at any time without a vote by shareholders. Accordingly, shareholders’ control over changes in our strategies and policies is limited to the election of trustees, and changes made by our Board of Trustees may not serve the interests of shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.
     Our operations and the operations of Newkirk may not be integrated successfully, and the intended benefits of the Merger may not be realized.
     The Merger presents challenges to management, including the integration of our operations and properties with those of Newkirk. The Merger also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of the two entities. Any difficulties that we encounter in the transition and integration processes, and any level of integration that is not successfully achieved, could have an adverse effect on our revenues, level of expenses and operating results. We may also experience operational interruptions or the loss of key employees, tenants and customers. As a result, notwithstanding our expectations, we may not realize any of the anticipated benefits or cost savings of the Merger.
     Our inability to carry out our growth strategy could adversely affect our financial condition and results of operations.
     Our growth strategy is based on the acquisition and development of additional properties and related assets, including acquisitions of large portfolios and real estate companies and acquisitions through co-investment programs such as joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the acquisition of a newly constructed property. We may provide a developer with a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant. Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of an extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. Our ability to implement our strategy may be impeded because we may have difficulty finding new properties and investments at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected.
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
     Some of our acquisitions and developments may be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that may result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed or cash available for distribution to shareholders may be adversely affected.
     The concentration of ownership by certain investors may limit other shareholders from influencing significant corporate decisions.
     As of December 31, 2006 (after the exchange of all shares of Newkirk in the Merger), Michael L. Ashner and Winthrop collectively owned 3,604,000 of our outstanding common shares and Mr. Ashner, Vornado Realty Trust, which we refer to as Vornado, and Apollo Real Estate Investment Fund III, L.P., which we refer to as Apollo, collectively owned 27,684,378 voting MLP units which are redeemable by the holder thereof for, at our election, cash or our common shares. Accordingly, on a fully-diluted basis, Mr. Ashner, Apollo, Vornado and Winthrop collectively held a 28.4% ownership interest in us, as of December 31, 2006 (after the exchange of all shares of Newkirk in the Merger). As holders of voting MLP units, Mr. Ashner, Vornado and Apollo, as well as other holders of voting MLP units, have the right to direct the voting of our special voting preferred stock. Holders of interests in our other operating partnerships do not have voting rights. In addition, Mr. Ashner controls NKT Advisors, LLC, which holds the one share of our special voting preferred stock pursuant to a voting trustee agreement. To the extent that an affiliate of Vornado is a member of our Board of Trustees, NKT Advisors, LLC has the right to direct the vote of the voting MLP units held by Vornado with respect to the election of members of our Board of Trustees.
     E. Robert Roskind, our Co-Vice Chairman, owned, as of December 31, 2006, 819,656 of our common shares and 1,565,282 units of our limited partnership interest in our other operating partnerships, which are redeemable for, at our election, cash or our common shares. On a fully diluted basis, Mr. Roskind held a 2.2% ownership interest in us as of December 31, 2006 (after the exchange of all shares of common stock of Newkirk in the Merger).
     Future issuances of shares pursuant to existing contractual arrangements may have adverse effects on our stock price.
     The joint ventures described below each have a provision in their respective joint venture agreements permitting the joint venture partner to sell its equity position to us. In the event that any of the joint venture partners exercises its right to sell its equity position to us, and we elect to fund the acquisition of such equity position with our common shares, such venture partner could acquire a large concentration of our common shares.

     In 1999, we entered into a joint venture agreement with CRF to acquire properties. This joint venture and a separate partnership established by the partners has made investments in 13 properties for an aggregated capitalized cost of $390.5 million and no additional investments will be made unless they are made pursuant to a tax-free exchange. We have a 33.33% equity interest in this joint venture. In December 2001, we formed a second joint venture with CRF to acquire additional properties in an aggregate amount of up to approximately $560.0 million. We have a 25% equity interest in this joint venture. As of December 31, 2006, this second joint venture has invested in 13 properties for an aggregate capitalized cost of $421.9 million.
     Under these joint venture agreements, CRF has the right to sell its equity position in the joint ventures to us. In the event CRF exercises its right to sell its equity interest in either joint venture to us, we may, at our option, either issue our common shares to CRF for the fair market value of CRF’s equity position, based upon a formula contained in the respective joint venture agreement, or pay cash to CRF equal to 110% of the fair market value of CRF’s equity position. We have the right not to accept any property in the joint ventures (thereby reducing the fair market value of CRF’s equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreements contain a mutual buy-sell provision in which either CRF or us can force the sale of any property.
     In October 2003, we entered into a joint venture agreement with Clarion, which has made investments in 17 properties for an aggregate capitalized cost of $487.0 million. No additional investments will be made unless they are made pursuant to a tax-free exchange or upon the mutual agreement of Clarion and us. We have a 30% equity interest in this joint venture. Under the joint venture agreement, Clarion has the right to sell its equity position in the joint venture to us. In the event Clarion exercises its right to sell its equity interest in the joint venture to us, we may, at our option, either issue our common shares to Clarion for the fair market value of Clarion’s equity position, based upon a formula contained in the partnership agreement, or pay cash to Clarion equal to 100% of the fair market value of Clarion’s equity position. We have the right not to accept any property in the joint venture (thereby reducing the fair market value of Clarion’s equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreement contains a mutual buy-sell provision in which either Clarion or us can force the sale of any property.
     In June 2004, we entered in a joint venture agreement with Utah which was expanded in December 2004, to acquire properties in an aggregate amount of up to approximately $345.0 million. As of December 31, 2006, this joint venture has made investments in 15 properties for an aggregate capitalized cost of $247.0 million. We have a 30% equity interest in this joint venture. Under the joint venture agreement, Utah has the right to sell its equity position in the joint venture to us. This right becomes effective upon the occurrence of certain conditions. In the event Utah exercises its right to sell its equity interest in the joint venture to us, we may, at our option, either issue our common shares to Utah for the fair market value of Utah’s equity position, based upon a formula contained in the joint venture agreement, or pay cash to Utah equal to 100% of the fair market value of Utah’s equity position. We have the right not to accept any property in the joint venture (thereby reducing the fair market value of Utah’s equity position) that does not meet certain underwriting criteria. In addition, the joint venture agreement contains a mutual buy-sell provision in which either Utah or us can force the sale of any property.
     Securities eligible for future sale may have adverse effects on our share price.
     Following the completion of the Merger, an aggregate of approximately 41,207,615 of our common shares became issuable upon: (i) the exchange of units of limited partnership interests in our operating partnership subsidiaries (41,191,115 common shares in the aggregate), and (ii) the exercise of outstanding options under our equity-based award plans (16,500 common shares). Depending upon the number of such securities exchanged or exercised at one time, an exchange or exercise of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
     We have filed a registration statement with the SEC that registers 35,505,267 of our common shares issuable on the redemption of outstanding MLP units to be sold. The registration statement also covers the resale of 3,500,000 of our common shares owned by Winthrop, which shares were previously subject to a lock up agreement that terminated on closing of the Merger, and 9,000 of our common shares held by The LCP Group L.P., whose chairman is E. Robert Roskind, our Co-Vice Chairman. The sale of these shares could result in a decrease in the market price of our common shares.
     We are dependent upon our key personnel and the terms of Mr. Ashner’s employment agreement affects our ability to make certain investments.
     We are dependent upon key personnel whose continued service is not guaranteed. We will be dependent on our executive officers for strategic business direction and real estate experience. Prior to the Merger, we had entered into employment agreements with E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, T. Wilson Eglin, our Chief Executive Officer, President and Chief Operating Officer, Patrick Carroll, our Executive Vice President, Chief Financial Officer and

Treasurer, John B. Vander Zwaag, our Executive Vice President, and Paul Wood, our Vice President, Chief Accounting Officer and Secretary. Upon the completion of the Merger, we entered into an employment agreement with Michael L. Ashner, Newkirk’s former Chairman and Chief Executive Officer. Pursuant to Mr. Ashner’s employment agreement, Mr. Ashner may voluntarily terminate his employment with us and become entitled to receive a substantial severance payment if we acquire or make an investment in a non-net lease business opportunity during the term of Mr. Ashner’s employment. This provision in Mr. Ashner’s agreement may cause us not to avail ourselves of those other business opportunities due to the potential consequences of acquiring such non-net lease business opportunities.
     Our inability to retain the services of any of our key personnel or our loss of any of their services could adversely impact our operations. We do not have key man life insurance coverage on our executive officers.
Item 1B. Unresolved Staff Comments
     There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.
Item 2. Properties
Real Estate Portfolio
     General. As of December 31, 2006, we owned or had interests in approximately 58.9 million square feet of rentable space in approximately 365 office, industrial and retail properties. As of December 31, 2006, our properties were 97.5% leased based upon net rentable square feet.
     Our properties are generally subject to net leases; however, in certain leases we are responsible for roof and structural repairs. In such situations, we perform annual inspections of the properties. In addition, certain of our properties (including those held through non-consolidated entities) are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. We are responsible for all operating expenses of any vacant properties.
     Ground Leases. We, including through non-consolidated entities, have numerous properties that are subject to long-term ground leases where a third party owns and leases the underlying land to us. Certain of these properties are economically owned through the holding of industrial revenue bonds and as such neither ground lease payments nor bond interest payments are made or received, respectively. For certain of the properties held under a ground lease, we have a purchase option. At the end of these long-term ground leases, unless extended or the purchase option exercised, the land together with all improvements thereon reverts to the landowner. In addition, we have one property in which a portion of the land, on which a portion of the parking lot is located, is subject to a ground lease. At expiration of the ground lease, only that portion of the parking lot reverts to the landowner.
     Leverage. We generally use fixed rate, non-recourse mortgages to partially fund the acquisition of real estate. As of December 31, 2006, we had outstanding mortgages, including mortgages classified as discontinued operations, of $2.1 billion with a weighted average interest rate of 6.1%.
Table Regarding Real Estate Holdings
     The tables on the following pages sets forth certain information relating to the pre-merger real property portfolio of Lexington Corporate Properties Trust, or the Lexington Portfolio, Newkirk, or the Newkirk Portfolio, and the non-consolidated entities of Lexington Corporate Properties Trust, or the Joint Venture Portfolio, as of December 31, 2006. All the properties listed have been fully leased by tenants for the last five years, or since the date of purchase by us or our non-consolidated entities if less than five years, with the exception of the properties in the Newkirk Portfolio located in Bedford, Texas; Sandy, Utah; San Francisco, California; Evanston, Wyoming; Aurora, Colorado; Littleton, Colorado; Port Richey, Florida; Tallahassee, Florida; Lubbock, Texas; Cincinnati, Ohio; Edmonds, Washington; and Cheyenne, Wyoming acquired in the Merger, which are fully vacant, except for San Francisco, California (16.3% vacant) and Evanston, Wyoming (37.9% vacant) at December 31, 2006 and the properties in the Lexington Portfolio and Joint Venture Portfolio located in Dallas, Texas; Hebron, Kentucky; Antioch, Tennessee; Memphis, Tennessee; San Francisco, California; Honolulu, Hawaii; Farmington Hills, Michigan; Auburn Hills, Michigan; and Phoenix, Arizona. During the last five years, (1) the Dallas, Texas property (formerly leased to Vartec Telecom) was 100% and 37.2% vacant as of December 31, 2005 and 2006, respectively, (2) the Hebron, Kentucky property (formerly leased to Fidelity Corporate Real Estate, LLC) has been vacant since April 2004 (except that 21,542 square feet was leased during 2005 and 9,164 square feet leased in 2006), (3) the Antioch Tennessee property has been 50% vacant since the second quarter of 2006 and (4) the tenant at the Memphis, Tennessee property, Mimeo.com, Inc., entered into a lease extension in 2005 leaving 33,959 square feet of rentable space vacant. The San Francisco, California property (primarily leased to California Culinary and acquired by a non-consolidated entity in 2005) has 13,461 square feet vacant. The Honolulu, Hawaii (the multi-tenanted office portion), Farmington Hills, Michigan (formerly leased to Dana Corporation), Auburn Hills, Michigan (formerly leased to Lear Corporation), and Phoenix, Arizona (partially leased to Bull Information Systems, Inc.) properties are 2.5%, 100%, 100% and 36.3% vacant at December 31, 2006, respectively.

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE
295 Chipeta Way Salt Lake City, UT	Northwest Pipeline Corp.	295,000	09/30/09

10001 Richmond Avenue Houston, TX	Baker Hughes, Inc.	554,385	09/27/15

6303 Barfield Road & 859 Mount Vernon Hwy. Atlanta, GA	Internet Security Systems, Inc.	289,000	05/31/13

1701 Market Street Philadelphia, PA	Morgan Lewis & Bockius LLC	321,815	01/31/14

3480 Stateview Blvd. Fort Mill, SC	Wells Fargo Bank N.A.	169,218	05/31/14

33 Commercial Street Foxboro, MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	07/01/15

3476 Stateview Boulevard Fort Mill, SC	Wells Fargo Home Mortgage, Inc.	169,083	01/30/13

9950 Mayland Drive Richmond, VA	Circuit City Stores, Inc.	288,562	02/28/10

1415 Wyckoff Road Wall Township, NJ	New Jersey Natural Gas Co.	157,511	06/30/21

2750 Monroe Boulevard Valley Forge, PA	Quest Diagnostics, Inc.	109,281	04/30/11

700 Oakmont Lane Westmont, IL	North American Van Lines, Inc. (SIRVA, Inc.)	269,715	11/30/15

70 Mechanic Street Foxboro, MA	Invensys Systems, Inc. (Siebe, Inc.)	251,914	07/01/14

13651 McLearen Road Herndon, VA	Boeing North American Services, Inc. (The Boeing Company)	159,664	05/30/08

1311 Broadfield Blvd. Houston, TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	103,260	03/31/11
	Newpark Drilling Fluids, Inc. (Newpark Resources, Inc.)	52,731	08/31/09

601 & 701 Experian Pkwy. Dallas, TX	Experian Information Solutions, Inc. (TRW Inc.)	292,700	10/15/10

2211 South 47th Street Phoenix, AZ	Avnet, Inc.	176,402	11/14/12

5600 Broken Sound Blvd Boca Raton, FL	Océ Printing Systems USA, Inc.	143,290	02/14/20

4200 RCA Boulevard Palm Beach Gardens, FL	The Wackenhut Corp.	114,518	02/28/11

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (continued)
701 Brookfield Parkway Greenville, SC	Verizon Wireless	192,884	01/31/12

19019 No. 59th Avenue Glendale, AZ	Honeywell, Inc.	252,300	07/15/11

4201 Marsh Lane Carrollton, TX	Carlson Restaurants Worldwide, Inc.	130,000	11/30/18

12645 W. Airport Road Sugar Land, TX	Baker Hughes, Inc.	165,836	09/27/15

26210 and 26220 Enterprise Court Lake Forest, CA	Apria Healthcare Group, Inc.	100,012	01/31/12

10475 Crosspoint Blvd. Indianapolis, IN	John Wiley & Sons, Inc.	141,047	10/31/09

2210 Enterprise Drive Florence, SC	Washington Mutual Home Loans, Inc.	177,747	06/30/08

27404 Drake Road Farmington Hills, MI	VACANT	111,454	—

200 Executive Blvd. S Southington, CT	Hartford Fire Insurance Co.	153,364	12/31/12

810 & 820 Gears Road Houston, TX	IKON Office Solutions, Inc.	157,790	01/31/13

1600 Eberhardt Road Temple, TX	Nextel of Texas	108,800	01/31/16

5757 Decatur Blvd.	Allstate Insurance Co.	84,200	08/31/12
Indianapolis, IN	Damar Services, Inc	5,756	03/31/07

6200 Northwest Pkwy. San Antonio, TX	PacifiCare Health Systems, Inc.	142,500	11/30/10

4000 Johns Creek Pkwy.	Kraft Foods N.A., Inc.	73,264	01/31/12
Atlanta, GA	PerkinElmer Instruments LLC	13,955	11/30/16

6455 State Hwy 303 NE Bremerton, WA	Nextel West Corporation	60,200	05/14/16

270 Billerica Road Chelmsford, MA	Cadence Design Systems	100,000	09/30/13

2550 Interstate Dr. Harrisburg, PA	AT&T Wireless Services, Inc.	81,859	11/15/08

180 Rittenhouse Circle Bristol, PA	Jones Apparel Group USA, Inc. (Jones Apparel Group, Inc.)	96,000	07/31/13

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (continued)
2529 West Thorns Drive Houston, TX	Baker Hughes, Inc.	65,500	09/27/15

12000 Tech Center Drive Livonia, MI	Kelsey-Hayes Company	80,230	04/30/14

2401 Cherahala Boulevard Knoxville, TN	Advance PCS, Inc.	59,748	05/31/13

1275 NW 128th Street Clive, IA	Principal Life Insurance Company	61,180	01/31/12

13430 N. Black Canyon Freeway	Bull HN Information Systems, Inc.	69,492	10/31/10
Phoenix, AZ	Associated Billing Services, LLC	17,767	07/31/16
	VACANT	49,799	—

12600 Gateway Blvd. Fort Meyers, FL	Gartner, Inc.	62,400	01/31/13

421 Butler Farm Road Hampton, VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	56,515	01/14/10

3940 South Teller St. Lakewood, CO	Travelers Express, Inc	68,165	03/31/12

100 Barnes Road Wallingford, CT	Minnesota Mining and Manufacturing Company	44,400	12/31/10

1440 East 15th Street Tucson, AZ	Cox Communications, Inc.	28,591	09/30/16

250 Turnpike Road Southborough, MA	Honeywell Consumer Products	57,698	09/30/15

11555 University Blvd. Sugarland, TX	KS Management Services, LLP (St. Luke’s Episcopal Health System Corporation)	72,683	11/30/20

2999 SW 6th St. Redmond, OR	Voice Stream PCS I LLC (T-Mobile USA, Inc.)	77,484	01/31/19

160 Clairemont Avenue Decatur, GA	Allied Holdings, Inc.	112,248	12/31/07

27016 Media Center Drive	Playboy Enterprises, Inc.	63,049	10/31/12
Los Angeles, CA	Sony Electronics, Inc.	20,203	08/31/09

2800 Waterford Lake Dr. Richmond, VA	Alstom Power, Inc	99,057	10/31/14

26555 Northwestern Highway Southfield, MI	Federal-Mogul Corporation	187,163	01/31/15

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (Continued)
4848 129th East Ave. Tulsa, OK	Metris Companies, Inc.	101,100	01/31/10

10419 North 30th Street Tampa, FL	Time Customer Service, Inc. (Time, Inc.)	132,981	07/31/10

250 Rittenhouse Circle Bristol, PA	Jones Apparel Group USA, Inc. (Jones Apparel Group, Inc.)	255,019	03/25/13

8555 South River Pkwy. Tempe, AZ	ASM Lithography Holding NV	95,133	06/30/13

400 Butler Farm Road Hampton, VA	Nextel Communications of the Mid-Atlantic, Inc.	100,632	12/31/09

16676 Northchase Dr. Houston, TX	Kerr-McGee Oil and Gas Corporation	101,111	07/31/14

Nijborg 15 & 17, 3927 DA Renswoude, The Netherlands	AS Watson (Health & Beauty Continental Europe)	122,450	12/20/11 & 6/18/18

2300 Litton Lane	AGC Automotive Americas Co.	21,542	08/31/12
Hebron, KY	FTJ FundChoice, LLC	9,164	01/31/13
	VACANT	49,714	—

1600 Viceroy Drive	The Visiting Nurse Association of Texas	48,027	06/2016
Dallas, TX	TFC Services (Freeman Decorating Co.)	108,565	01/2019
	VACANT	92,860	—

104 and 110 South Front St. Memphis, TN	Hnedak Bobo Group, Inc.	37,229	10/31/16

3943 Denny Avenue Pascagoula, MS	Northrop Grumman Systems Corporation	94,841	10/14/08

1460 Tobias Gadsen Boulevard Charleston, SC	Hagemeyer North American, Inc.	50,076	07/2020

29 South Jefferson Road Whippany, NJ	CAE SimuFlite, Inc.	76,363	11/30/21

26410 McDonald Road Houston, TX	Montgomery County Management Company LLC	41,000	10/31/19

2005 East Technology Circle Tempe, AZ	(i) Structure, LLC (Infocrossing, Inc.)	60,000	12/31/25

11707 Miracle Hills Drive Omaha, NE	(i) Structure, LLC (Infocrossing, Inc.)	86,800	11/30/25

2310 Village Square Pkwy. Jacksonville, FL	AmeriCredit Corporation	85,000	06/30/11

1409 Centerpoint Blvd. Knoxville, TN	Alstom Power, Inc.	84,404	10/31/14

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (Continued)
King Street	Multi –Tenanted	206,535	Various
Honolulu, HI	VACANT	5,296

5550 Britton Parkway Hilliard, OH	BMW Financial Services NA, LLC	220,966	02/28/21

	Office Subtotal	10,071,886

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
INDUSTRIAL
541 Perkins Jones Road	Kmart Corp.	1,462,642	09/30/07
Warren, OH

19500 Bulverde Road	Harcourt Brace & Company	559,258	03/31/16
San Antonio, TX	(Reed Elsevier, Inc.)

2425 Highway 77 North	James Hardie Building Products, Inc.	425,816	03/31/20
Waxahachie, TX	(James Hardie NV)

3501 West Avenue H	Michaels Stores, Inc.	762,775	09/30/19
Lancaster, CA

9110 Grogans Mill Road	Baker Hughes, Inc.	275,750	09/27/15
Houston, TX

159 Farley Drive	Harbor Freight Tools USA, Inc.	1,010,859	12/31/21
Dillon, SC	(Central Purchasing, Inc.)

590 Ecology Lane	Owens Corning	420,597	07/14/25
Chester, SC

6345 Brackbill Boulevard	Exel Logistics, Inc. (NFC plc)	507,000	03/19/12
Mechanicsburg, PA

3820 Micro Drive	Ingram Micro, L.P	701,819	09/25/11
Millington, TN	(Ingram Micro, Inc)

750 N. Black Branch Road	Dana Corporation	539,592	07/31/25
Elizabethtown, KY

6938 Elm Valley Dr.	Dana Corporation	150,945	10/25/21
Kalamazoo, MI

4425 Purks Road	VACANT	183,717	—
Auburn Hills, MI

6 Doughten Road	Exel Logistics, Inc. (NFC plc)	330,000	05/31/07
New Kingston, PA

6500 Adelaide Court	Anda Pharmaceuticals, Inc.	354,676	03/31/12
Groveport, OH	(Andrx Corporation)

7500 Chavenelle Road	The McGraw-Hill Companies, Inc.	330,988	06/30/17
Dubuque, IA

12025 Tech Center Drive	Kelsey-Hayes Company	100,000	04/30/14
Livonia, MI

250 Swathmore Avenue	Steelcase, Inc.	244,851	09/30/17
High Point, NC

Moody Commuter & Tech Park	TNT Logistics North America, Inc.	595,346	01/02/14
Moody, AL	(TPG N.V.)

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
INDUSTRIAL (Continued)
3102 Queen Palm Drive	Time Customer Service, Inc. (Time, Inc.)	229,605	07/31/10
Tampa, FL

2280 Northeast Drive	Ryder Integrated Logistics, Inc.	276,480	07/31/12
Waterloo, IA	(Ryder Systems, Inc.)

245 Salem Church Road	Exel Logistics, Inc. (NFC plc)	252,000	12/31/07
Mechanicsburg, PA

359 Gateway Drive	TI Group Automotive Systems, LLC	133,221	05/31/20
Livonia, GA

900 Industrial Boulevard	Dana Corporation	222,200	09/30/16
Crossville, TN

2935 Van Vactor Way	Bay Valley Foods, LLC	300,500	06/30/15
Plymouth, IN

200 Arrowhead Drive	Owens Corning Sales, Inc.	400,522	05/31/09
Hebron, OH

3600 Southgate Drive	Sygma Network, Inc.	149,500	10/31/15
Danville, IL

46600 Port Street	Johnson Controls, Inc.	134,160	08/31/07
Plymouth, MI

301 Bill Breyer Road	Dana Corporation	424,904	06/30/25
Hopkinsville, KY

450 Stern Street	Johnson Controls, Inc.	111,160	12/31/07
Oberlin, OH

1133 Poplar Creek Road	Corporate Express Office Products, Inc.	196,946	01/31/14
Henderson, NC	(Buhrmann, N.V.)

10000 Business Boulevard	Dana Corporation	336,350	07/31/25
Dry Ridge, KY

7670 Hacks Cross Road	Dana Corporation	268,100	02/28/16
Olive Branch, MS

34 East Main Street	Exel Logistics, Inc. (NFC plc)	179,200	02/29/08
New Kingston, PA

191 Arrowhead Drive	Owens Corning Sales, Inc.	250,410	07/31/07
Hebron, OH

904 Industrial Road	Tenneco Automotive	195,640	08/17/10
Marshall, MI	Operating Company, Inc.
	(Tenneco Automotive, Inc.)

109 Stevens Street	Unisource Worldwide, Inc	168,800	09/30/09
Jacksonville, FL

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
INDUSTRIAL (Continued)
1901 49th Avenue	Owens Corning	18,620	06/30/15
Minneapolis, MN

7150 Exchequer Drive	Corporate Express Office Products, Inc.	79,086	10/31/13
Baton Rouge, LA	(Buhrmann, N.V.)

4010 Airpark Drive	Dana Corporation	251,041	07/31/25
Owensboro, KY

324 Industrial Park Road	SKF USA, Inc.	72,868	12/31/14
Franklin, NC

187 Spicer Drive	Dana Corporation	148,000	08/31/07
Gordonsville, TN

730 N. Black Branch Road	Dana Corporation	167,770	07/31/25
Elizabethtown, KY

3350 Miac Cove Road	Mimeo.com, Inc.	107,400	09/30/20
Memphis, TN	VACANT	33,959	—

300 McCormick Road	Ameritech Services, Inc.	20,000	05/31/15
Columbus, OH

1601 Pratt Avenue	Joseph Campbell Company	58,300	08/31/07
Marshall, MI

477 Distribution Pkwy.	Federal Express Corporation	120,000	05/31/21
Collierville, TN

	Industrial Subtotal	14,263,373

LEXINGTON PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER
2655 Shasta Way	Fred Meyer, Inc.	178,204	03/31/08
Klamath Falls, OR

Fort Street Mall, King Street	Liberty House, Inc.	85,610	09/30/09
Honolulu, HI

150 N.E. 20th Street	Fred Meyer, Inc.	118,179	05/31/11
Newport, OR

35400 Cowan Road	Sam's Real Estate Business Trust	102,826	01/31/09
Westland, MI

4733 Hills & Dales Road	Scandinavian Health Spa, Inc.	37,214	12/31/08
Canton, OH	(Bally Total Fitness Corp.)

4831 Whipple Avenue, N.W.	Best Buy Co., Inc.	46,350	02/26/18
Canton, OH

11411 N. Kelly Avenue	American Golf Corporation	13,924	12/31/17
Oklahoma City, OK

25500 State Hwy 249	Parkway Chevrolet, Inc.	77,076	08/31/26
Tomball, TX 77375

3711 Gateway Drive	Kohl's Dept. Stores, Inc.	76,164	01/25/15
Eau Claire, WI

399 Peach Wood Centre Dr.	Best Buy Co., Inc.	45,800	02/26/18
Spartanburg, SC

12535 S.E. 82nd Avenue	Toys "R" Us, Inc.	42,842	05/31/11
Clackamas, OR

24100 Laguna Hills Mall	Federated Department Stores, Inc.	160,000	04/16/14
Laguna Hills, CA

18601 Alderwood Mall Boulevard	Toys "R" Us, Inc.	43,105	05/31/11
Lynwood, WA

6910 S. Memorial Highway	Toys "R" Us, Inc.	43,123	05/31/11
Tulsa, OK

9580 Livingston Road	GFS Realty, Inc.	107,337	02/28/14
Oxon Hill, MD	(Giant Food, Inc.)

121 South Center Street	Greyhound Lines, Inc.	17,000	02/28/09
Stockton, CA

2401 Wooton Parkway	GFS Realty, Inc.	51,682	04/30/17
Rockville, MD	(Giant Food, Inc.)

	Retail/ Other Subtotal	1,246,436

	Grand Total	25,581,695

JOINT VENTURE PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE
389-399 Interpace Highway	Aventis Pharmaceuticals, Inc	340,240	06/30/15
Morris Corporate Center IV	(Pharma Holdings GmbH)
Parsippany, NJ

17 Technology Circle	Blue Cross Blue Shield	456,304	09/30/09
Columbia, SC	of South Carolina Inc.

275 South Valencia Ave.	Bank of America NT & SA	637,503	06/30/12
Los Angeles, CA

100 Wood Hollow Drive	Greenpoint Mortgage Funding, Inc.	124,600	07/31/11
Novato, CA

6555 Sierra Drive	True North Communications Inc.	247,254	01/31/10
Irving, TX

101 East Erie Building	Foote, Cone & Belding	203,376	03/15/14
Chicago, IL	(Interpublic Group of Companies, Inc.)
	Higgins Development Partners	19,089	03/15/14
	Lexington Realty Trust	2,100	07/05/10

5200 Metcalf Avenue	GE Insurance Solutions	320,198	12/22/18
Overland Park, KS	(Employers Reinsurance Corporation)

27027 Tourney Road	Specialty Laboratories, Inc.	187,262	08/31/24
Santa Clarita, CA

8900 Freeport Pkwy	Nissan Motor Acceptance	268,445	03/31/13
Irving, TX	Corporation/ (Nissan North America, Inc.)

15375 Memorial Drive	Vastar Resources, Inc	327,325	09/15/09
Houston, TX

10300 Kincaid Drive	Bank One Indiana, N.A.	193,000	10/31/09
Fishers, IN

10300 Town Park Drive	Veritas DGC, Inc.	218,641	09/30/15
Houston, TX

600 Business Center Drive	First USA Management Services, Inc.	125,155	09/30/09
Lake Mary, FL

550 Business Center Drive	First USA Management Services, Inc.	125,920	09/30/09
Lake Mary, FL

10940 White Rock Road	Progressive Casualty Insurance Company	158,582	07/31/12
10929 Disk Drive Rancho Cordova, CA

2000 Eastman Drive	Structural Dynamic Research Corp.	212,836	04/30/11
Milford, OH

3701 Corporate Drive	Motorola, Inc.	119,829	12/31/16
Farmington Hills, MI

JOINT VENTURE PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (Continued)
2050 Roanoke Road	Chrysler Financial Company LLC	130,290	12/31/11
Westlake, TX

1401 & 1501 Nolan Ryan Parkway	Siemens Dematic Postal	236,547	01/31/14
Arlington, TX	Automation, L.P.

9201 East Dry Creek Road	The Shaw Group, Inc.	128,500	09/30/17
Centennial, CO

110, 120 & 130 E. Shore Dr.	Capital One Services, Inc.	225,220	03/13/10
Glen Allen, VA

1475 Dunwoody Drive	ING USA Annuity and Life	125,000	05/31/10
West Chester, PA	Insurance Company

13775 McLearen Road	Equant N.V.	125,293	04/30/15
Herndon, VA

70 Valley Stream Parkway	IKON Office Solutions, Inc.	106,855	09/30/13
Malvern, PA

5150 220th Avenue	Spacelabs Medical, Inc	106,944	12/14/14
Issaquah, WA	(OSI Systems, Inc.)

9201 Stateline	GE Insurance Solutions	166,641	04/01/19
Kansas City, MO	(Employers Reinsurance Corporation)

22011 SE 51st Street	Spacelabs Medical, Inc	95,600	12/14/14
Issaquah, WA	(OSI Systems, Inc.)

1110 Bayfield Drive	Honeywell International, Inc.	166,575	11/30/13
Colorado Springs, CO

3601 Converse Drive	Verizon Wireless	160,500	12/31/16
Wilmington, NC

275 Technology Drive	ANSYS, Inc.	107,872	12/31/14
Canonsburg, PA

9601 Renner Blvd.	Voicestream PCS II Corporation	77,484	11/01/19
Lenexa, KS	(T-Mobile USA, Inc.)

3265 East Goldstone Drive	Voicestream PCS II Corporation	77,484	06/28/19
Meridian, ID	(T-Mobile USA, Inc.)

3201 Quail Springs Pkwy.	AT& T Wireless Services, Inc.	103,500	11/30/10
Oklahoma City, OK	Jordan Associates, Inc.	25,000	12/31/08

200 Lucent Lane	Lucent Technologies, Inc.	124,944	09/30/11
Cary, NC

4455 American Way	Bell South Mobility, Inc.	70,100	10/31/12
Baton Rouge, LA

JOINT VENTURE PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (Continued)
3711 San Gabriel	Voice Stream PCS II Corporation	75,016	06/30/15
Mission, TX	(T-Mobile USA, Inc.)

4001 International Pkwy.	Motel 6 Operating L.P. (Accor S.A.)	138,443	07/31/15
Carrollton, TX

350 Rhode Island Street	California Culinary Academy,	103,838	11/14/19
San Francisco, CA	LLC (Career Education Corp.)
	Starbucks Coffee Company	1,500	09/30/13
	Citibank	6,545	02/29/12
	VACANT	13,461	—

2500 Patrick Henry Pkwy	Georgia Power Company	111,911	06/30/15
McDonough, GA

First Park Drive	Omnipoint Holdings, Inc.	78,610	08/31/20
Oakland, ME	(T-Mobile USA, Inc.)

11511 Luna Road	Haggar Clothing Company	180,507	4/19/16
Farmers Branch, TX

	Office Subtotal	7,357,839

JOINT VENTURE PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
INDUSTRIAL
101 Michelin Drive	TNT Logistics North America, Inc.	1,164,000	08/04/12
Laurens, SC	(TPG N.V.)

10345 Philipp Parkway	L'Oreal USA, Inc.	649,250	10/17/19
Streetsboro, OH

7111 Crabb Road	TNT Logistics North America, Inc.	752,000	08/04/12
Temperance, MI	(TPG N.V.)

6050 Dana Way	VACANT	338,700	—
Antioch, TN	W.M Wright Company	338,700	03/31/21

3600 Army Post Rd.	EDS Information Services LLC	405,000	04/30/12
Des Moines, IA	(Electronic Data Systems Corporation)

2400 West Haven Avenue	Michaels Stores Procurement	693,185	01/31/24
New Lenox, IL	Company, Inc. (Michaels Stores, Inc.)

43955 Plymouth Oaks Boulevard	Tower Automotive Products Company	290,133	10/31/12
Plymouth, MI	(Tower Automotive, Inc.)

121 Technology Drive	Heidelberg Web Systems, Inc.	500,500	03/30/21
Durham, NH

3225 Meridian Parkway	Hagemeyer Foods, Inc.	201,845	12/31/12
Weston, FL

291 Park Center Drive	Kraft Foods North America, Inc.	344,700	03/31/11
Winchester, VA

1109 Commerce Boulevard	Linens-n-Things, Inc.	262,644	12/31/08
Logan Township, NJ

3245 Meridian Parkway	Circuit City Stores, Inc.	230,600	02/28/17
Weston, FL

736 Addison Road	Corning, Inc.	408,000	11/30/16
Erwin, NY

	Subtotal Industrial	6,579,257

JOINT VENTURE PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/OTHER
12080 Carmel Mountain Road	Kmart Corporation	107,210	12/31/18
San Diego, CA

5350 Leavitt Road	Kmart Corporation	193,193	12/31/18
Lorain, OH

255 Northgate Drive	Kmart Corporation	107,489	12/31/18
Manteca, CA

21082 Pioneer Plaza Drive	Kmart Corporation	120,727	12/31/18
Watertown, NY

97 Seneca Trail	Kmart Corporation	90,933	12/31/18
Fairlea, WV

1150 West Carl Sandburg Drive	Kmart Corporation	94,970	12/31/18
Galesburg, IL

	Retail/ Other Subtotal	714,522

	Grand Total	14,651,618

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE
12209 W. Markham Street	Entergy Arkansas, Inc.	36,311	10/31/10
Little Rock, AR

5201 West Barraque Street	Entergy Services, Inc.	27,189	10/31/10
Pine Bluff, AR

2230 East Imperial Highway 1	Raytheon Company/Direct TV	184,636	12/31/13
El Segundo, CA

2200 & 2222 East Imperial Highway 3	Raytheon Company	184,636	12/31/18
El Segundo, CA

1500 Hughes Way	Raytheon Company	478,437	12/31/08
Long Beach, CA

599 Ygnacio Valley Road	Hercules Credit, Inc.	54,528	08/31/07
Walnut Creek, CA

5550 Tech Center Drive	Federal Express Corporation	71,000	04/30/08
Colorado Spring, CO

10 John Street	Chesebrough Ponds	41,188	12/19/08
Clinton, CT	(Unilever United States, Inc.)

6277 Sea Harbor Drive	Harcourt Brace & Company	357,280	03/31/09
Orlando, FL

Sandlake Road/Kirkman Road	Lockheed Martin Corporation	184,000	04/30/08
Orlando, FL

500 Jackson Street	Cummins Engine Company Inc.	390,100	07/31/19
Columbus, IN

313 Carondelet	Hibernia Corporation	222,432	09/08/08
New Orleans, LA

1111 Tulane Street	Hibernia Corporation	180,595	09/08/08
New Orleans, LA

100 Light Street	St. Paul Fire and Marine Insurance Co.	530,000	09/30/09
Baltimore, MD

3165 McKelvey Road	BJC Health System	52,994	03/31/13
Bridgeton, MD

200 Milik Street	Pathmark Stores, Inc.	96,400	12/31/11
Carteret, NJ

288 North Broad Street	Bank of America	30,000	08/31/08
Elizabeth, NJ

Columbia Road and Park Avenue	Honeywell International Inc.	225,121	05/31/08
Morris Township, NJ

Columbia Road and Park Avenue	Honeywell International Inc.	49,791	05/31/08
Morris Township, NJ

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (Continued)
Columbia Road and Park Avenue	Honeywell International Inc.	136,516	05/31/08
Morris Township, NJ

Columbia Road and Park Avenue	Honeywell International Inc.	316,129	05/31/08
Morris Township, NJ

656 Plainsboro Road	Bank of America	2,000	08/31/08
Plainsboro, NJ

6226 West Sahara Avenue	Nevada Power Company	282,000	01/31/14
Las Vegas, NV

9393 Springsboro Pike	Reed Elsevier, Inc.	61,229	01/31/08
Miamisburg, OH

9393 Springsboro Pike	Reed Elsevier, Inc.	85,873	01/31/08
Miamisburg, OH

265 Lehigh Street	Wachovia Bank N.A.	71,230	10/31/10
Allentown, PA

207 Mockingbird Lane	Sun Trust Bank	63,800	11/30/11
Johnson City, TN

420 Riverport Road	American Electric Power	42,770	06/30/08
Kingport, TN

3965 Airways Boulevard	Federal Express Corporation	521,286	06/19/19
Memphis, TN

800 Ridgelake Boulevard	The Kroger Co.	75,000	07/01/08
Memphis, TN

3535 Calder Avenue	Wells Fargo & Co.	49,689	11/30/07
Beaumont, TX

350 Pine Street	Entergy Gulf States	427,104	07/31/07
Beaumont, TX

1900 L. Don Dodson Drive	VACANT	206,905	—
Bedford, TX

2010 Alderson Drive	Wells Fargo & Co.	185,000	12/31/07
Dallas, TX

1200 Jupiter Road	Raytheon Company	278,759	05/31/11
Garland, TX

Route 64 West & Junction 333	Entergy Gulf States	191,950	05/09/08
Russellville, AR

101 East Washington Boulevard	Bank One	69,690	10/31/16
Fort Wayne, IN	American Electric Power	278,762	10/31/16

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
OFFICE (Continued)

700 US Hwy Route 202-206	Biovail Pharmaceuticals, Inc.	115,558	10/31/14
Bridgewater, NJ

850-950 Warrenville Road	National Louis University	85,532	12/31/19
Lisle, IL	James J. Benes & Associates	6,347	01/31/14
	PRIMMS, Inc.	7,535	08/31/09

333 Mt. Hope Avenue	BASF Corporation	95,500	09/30/14
Rockway, NJ

180 South Clinton Street	Frontier Corporation	226,000	12/31/14
Rochester, NY

17770 Cartwright Road	Associates First Capital Corporation	200,000	09/08/08
Irvine, CA

255 California Street	Multi-Tenanted	142,239	Various
San Francisco, CA	VACANT	27,607	—

5724 W. Las Positas Boulevard	NK Leasehold	41,760	11/30/09
Pleasanton, CA

849 Front Street	Multi-Tenanted	13,852	Various
Evanston, WY	VACANT	8,442	—

	Office Subtotal	7,712,702

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
INDUSTRIAL
1665 Hughes Way	Raytheon Company	200,541	12/31/08
Long Beach, CA

3333 Coyote Hill Road	Xerox Corporation	123,000	12/13/13
Palo Alto, CA

2455 Premier Drive	Walgreen Co.	205,016	03/31/11
Orlando, FL

1901 Ragu Drive	Ragu Foods, Inc	443,380	12/19/08
Owensboro, KY	(Unilever United States, Inc.)

North Wells Road	United Technologies Corp.	820,868	12/31/10
North Berwick, ME

75 North Street	Rotron Inc. (EG&G)	52,000	12/31/09
Saugerties, NY

US Highway 17	Food Lion, Inc.	36,828	10/31/08
North Myrtle Beach, SC

120 South East Parkway Drive	United Technologies Corp.	289,330	12/31/08
Franklin, TN

3456 Meyers Avenue	Sears, Roebuck & Company	780,000	02/28/17
Memphis,TN

300 Bennett Lane	Xerox Corporation	256,000	06/30/08
Lewisville, TX

4400 State Road 19	Walgreen Co.	356,000	02/28/12
Windsor, WI

749 Southrock Drive	Jacobson Warehouse Company, Inc.	150,000	12/31/15
Rockford, IL	(Jacobson Transportation Company, Inc.)

3686 South Central Avenue	Jacobson Warehouse Company, Inc.	90,000	12/31/14
Rockford, IL	(Jacobson Transportation Company, Inc.)

2203 Sherrill Drive	LA-Z-Boy Greenboro, Inc.	639,600	04/30/10
Statesville, NC	(LA-Z-Boy Incorporated)

7005 Cochran Road	Royal Appliance Mfg. Co.	458,000	07/31/15
Glen Willow, OH

1420 Greenwood Road	Atlas Cold Storage America LLC	201,583	10/31/17
McDonough, GA

1650-1654 Williams Road	ODW Logistics, Inc.	744,800	06/30/18
Columbus, OH

2880 Kenny Biggs Road	Quickie Manufacturing Corp.	308,000	11/30/21
Lumberton, NC

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
INDUSTRIAL (Continued)

10590 Hamilton Avenue	The Hillman Group, Inc.	247,000	08/31/16
Cincinnati, OH

	Industrial Subtotal	6,401,946

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER
302 Croxcreek Parkway	The Kroger Co.	42,130	07/01/08
Florence, AL

5544 Atlanta Highway	Beasley Development LLC	60,698	Month-To-Month
Montgomery, AL

Bisbee Naco Highway & Highway 92	Safeway Stores, Inc.	30,181	03/31/09
Bisbee, AZ

Grant Road & Craycroft	Safeway Stores, Inc.	37,268	03/31/09
Tucson, AZ

22765 Aspan Street	Mark C. Bloome (Goodyear)	10,250	05/31/09
Lake Forest, CA

Old Mamoth Road/Meridian Blvd	Safeway Stores, Inc.	44,425	05/31/12
Mammoth Lakes, CA

15745 Monterey Road	Gerard Tire Services (Goodyear)	10,250	05/31/09
Morgan Hill, CA

1400 Stoneridge Mall	Federated Department Stores	175,000	08/31/12
Pleasanton, CA

1631 West Redlands Boulevard	Mark C. Bloome (Goodyear)	11,200	05/31/09
Redlands, CA

270 Fashion Valley Road	Nordstrom, Inc.	225,919	12/31/16
San Diego, CA

315 Colorado Avenue	Federated Department Stores	150,000	09/30/12
Santa Monica, CA

18182 Irvine Boulevard	Mervyn’s	72,000	12/31/07
Tustin, CA

34734 Alvarado Niles Road	Gerard Tire Services (Goodyear)	10,800	05/31/09
Union City, CA

500 East Harbor Boulevard	City of San Buenaventura	39,600	11/30/13
Venture, CA

17005 Imperial Highway	Mark C. Bloome (Goodyear)	10,800	05/31/09
Yorba Linda., CA

15220 East 6th Avenue	VACANT	41,384	—
Aurora, CO

12000 East Mississippi Avenue	Safeway Stores, Inc.	24,000	05/31/12
Aurora, CO

Kipling Street & Bowles Avenue	VACANT	29,360	—
Littleon, CO

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER (Continued)
10340 U.S. 19	VACANT	53,820	—
Port Richey, FL

2010 Apalachee Parkway	VACANT	53,820	—
Tallahassee, FL

2223 North Druid Hills Road	Bank of America	6,260	12/31/09
Atlanta, GA

956 Ponce de Leon Avenue	Bank of America	3,900	12/31/09
Atlanta, GA

4545 Chamblee — Dunwoody Road	Bank of America	4,565	12/31/09
Chamblee, GA

201 West Main Street	Bank of America	14,208	12/31/09
Cumming, GA

3468 Georgia Highway 120	Bank of America	9,300	12/31/09
Duluth, GA

1066 Main Street	Bank of America	14,859	12/31/09
Forest Park, GA

825 Southway Drive	Bank of America	4,894	12/31/09
Jonesboro, GA

1698 Mountain Indus. Boulevard	Bank of America	5,704	12/31/09
Stone Mountain, GA

502 East Carmel Drive	Marsh Supermarkets, Inc.	38,567	10/31/08
Carmel, IN

5104 North Franklin Road	Marsh Supermarkets, Inc.	28,721	10/31/08
Lawrence, IN

2440 Bardstown Road (Supermarket)	The Kroger Co.	40,019	12/29/11
Louisville, KY

2440 Bardstown Road	The Kroger Co.	9,600	01/28/11
Louisville, KY

205 Homer Road	Safeway Stores, Inc.	35,000	11/30/07
Minden, LA

24th Street West & St. John’s Avenue	Safeway Stores, Inc.	40,800	05/31/10
Billings, MT

Little Rock Road/Tuckaseegee Road	Food Lion, Inc.	33,640	10/31/08
Charlotte, NC

Brown Mill Road/US 601	Food Lion, Inc.	32,259	10/31/08
Concord, NC

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER (Continued)
Gum Branch Road	Food Lion, Inc.	23,000	02/28/08
Jacksonville, NC

US 221 & Hospital Road	Food Lion, Inc.	23,000	02/28/08
Jefferson, NC

291 Talbet Boulevard	Food Lion, Inc.	23,000	02/28/08
Lexington, NC

Julian Avenue/Clominger Street	Food Lion, Inc.	21,000	10/31/08
Thomasville, NC

10 South Avenue	Pathmark Stores, Inc.	52,000	05/30/11
Garwood, NJ

2910 Juan Tabo Blvd.	Safeway Stores, Inc.	35,000	11/30/12
Albuquerque, NM

130 Midland Avenue	Pathmark Stores, Inc.	59,000	10/31/08
Portchester, NY

1606 North Bend Road	VACANT	25,628	—
Cincinnati, OH

2000 East Main Street	The Kroger Co.	34,019	12/29/11
Columbus, OH

1084 East Second Street	Marsh Supermarkets, Inc.	29,119	10/31/08
Franklin, OH

N.E.C. 45th Street/Lee Boulevard	Safeway Stores, Inc.	30,757	03/31/09
Lawton, OK

1642 Williams Avenue	Safeway Stores, Inc.	33,770	03/31/09
Grants Pass, OR

559 North Main Street	Citizens Bank of Pennsylvania	3,800	08/31/08
Doylestown, PA

25 East Main Street	Citizens Bank of Pennsylvania	3,800	08/31/08
Lansdale, PA

1055 West Baltimore Pike	Citizens Bank of Pennsylvania	3,800	08/31/08
Lima, PA

4947 North Broad Street	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

2001-03 Broad Street	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

6201 North 5th Street	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER (Continued)
7323-29 Frankford Avenue	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

15 South 52nd Street	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

10650 Bustleton Avenue	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

1025 West Lehigh Avenue	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

2014 Cottman Avenue	Citizens Bank of Pennsylvania	3,800	08/31/08
Philadelphia, PA

4160 Monument Road	Pathmark Stores, Inc.	50,000	11/31/10
Philadelphia, PA

15 Newton — Richboro Road	Citizens Bank of Pennsylvania	3,800	08/31/08
Richboro, PA

363 West Lancaster Avenue	Citizens Bank of Pennsylvania	3,800	08/31/08
Wayne, PA

S. Carlina 52/52 Bypass	Food Lion, Inc.	23,000	02/28/13
Moncks Corner, SC

1600 East 23rd Street	The Kroger Co.	42,130	07/01/08
Chattanooga, TN

1053 Mineral Springs Raod	The Kroger Co.	31,170	07/01/08
Paris, TN

3040 Josey Lane	Ong's Family Inc.	61,000	01/31/21
Carrolton, TX

1610 South Westmoreland Avenue	Malone's Food Stores	68,024	03/31/17
Dallas, TX

3451 Alta Mesa Boulevard	Safeway Stores, Inc.	44,000	05/31/07
Fort Worth, TX

101 West Buckingham Road	Safeway Stores, Inc.	40,000	11/30/12
Garland, TX

1415 Highway 377 East	Safeway Stores, Inc.	35,000	11/30/07
Granbury, TX

2500 E. Carrier Parkway	Safeway Stores, Inc.	49,349	03/31/09
Grand Prairie, TX

4811 Wesley Street	Safeway Stores, Inc.	48,427	05/31/11
Greenville, TX

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER (Continued)
120 South Waco Street	Safeway Stores, Inc.	35,000	11/30/07
Hillsboro, TX

13133 Steubner Ave	The Kroger Co.	52,200	12/29/11
Houston, TX

5402 4th Street	VACANT	53,820	—
Lubbock, TX

3211 W. Beverly Street	Food Lion, Inc.	23,000	02/28/08
Staunton, VA

9803 Edmonds Way	VACANT	35,459	—
Edmonds, WA

224th Street & Meridan	Safeway Stores, Inc.	44,718	03/31/09
Graham, WA

Meridan & 65th	Safeway Stores, Inc.	44,718	03/31/09
Milton, WA

1700 State Route 160	Jubilee Fun	27,968	month to month
Port Orchard, WA

228th Avenue, N.E.	Safeway Stores, Inc.	44,718	03/31/09
Redmond, WA

849 Front Street	Bank of the West	7,206	03/31/09
Evanston, WY

10415 Grande Avenue	Furrs Cafeterias Operators LP	10,000	04/30/12
Sun City, AZ

101 Creger	Lithia Motors	10,000	05/31/12
Ft. Collins, CO

900 South Canal Street.	Furrs Cafeterias Operators LP	10,000	04/30/12
Carlsbad, NM

4121 South Port Avenue	Furrs Cafeterias Operators LP	10,000	04/30/12
Corpus Christi, TX

119 North Balboa Road	Furrs Cafeterias Operators LP	10,000	04/30/12
El Paso, TX

901 West Expressway	Furrs Cafeterias Operators LP	10,000	04/30/12
McAllen, TX

402 East Crestwood Drive	Furrs Cafeterias Operators LP	10,000	04/30/12
Victoria, TX

928 First Avenue	Rock Falls County Market	27,650	09/30/11
Rock Falls, IL

NEWKIRK PORTFOLIO
PROPERTY CHART

		Net
	Tenant/	Rentable	Current Term
Property Location	(Guarantor)	Square Feet	Lease Expiration
RETAIL/ OTHER Continued
4512 N Market	Safeway Stores, Inc	38,905	03/31/09
Spokane, WA

3621 E Lincoln Way	VACANT	31,420	—
Cheyenne, WY

9400 South 755 East	VACANT	41,612	—
Sandy, UT

7470 El Camino Real	CSK Auto (Albertsons Inc.)	4,000	01/31/09
Atascadero, CA

635 Highland Spring Road	CSK Auto (Albertsons Inc.).	4,000	01/31/09
Beaumont, CA

2044 West Main Street	CSK Auto (Albertsons Inc.)	7,000	01/31/09
Paso Robles, CA

1321 Commerce Street	Adolphus Associates (Met Life)	498,122	06/15/09
Dallas, TX

2200/2230 & 2222 East Imperial , Highway 2	Raytheon Company	959,000	12/31/18
El Segundo, CA

2404 West Main Street	CSK Auto (Albertsons Inc.)	3,030	01/31/09
Farmington, NM

2520 E. Bonanza Road	CSK Auto (Albertsons Inc.)	2,800	01/31/09
Las Vegas, NV

8960 Dyer Street	CSK Auto (Albertsons Inc.)	2,625	01/31/09
El Paso, TX

6100 Alameda Avenue	CSK Auto (Albertsons Inc.)	2,800	01/31/09
El Paso, TX

3322 82nd Street	CSK Auto (Albertsons Inc.)	2,550	01/31/09
Lubbock, TX

25 E. McKellips Road	CSK Auto (Albertsons Inc.)	2,660	01/31/09
Mesa, AZ

7200 Cradle Rock Way	GFS Realty, Inc.	57,209	12/31/08
Columbia, MD

185 Washburn Circle	Mark C. Bloome (Goodyear)	9,400	09/30/12
Corona, CA

810124 Highway 111	Mark C. Bloome (Goodyear)	9,600	09/30/12
Indio, CA

	Retail/Other Subtotal	4,529,184

	Grand Total	18,643,832

Item 3. Legal Proceedings
     From time to time we are involved in legal proceedings arising in the ordinary course of our business. In our management’s opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our ownership, financial condition, management or operation of our properties or business.
Item 4. Submission of Matters to a Vote of Security Holders
Special Shareholder Meeting
     On November 20, 2006, we held a special meeting of our common shareholders of record as of October 13, 2006 to consider and vote on the following two proposals:
•	To approve the Agreement and Plan of Merger, dated as of July 23, 2006, by and among us and Newkirk including the merger of Newkirk with and into us, the adoption of the Amended and Restated Declaration of Trust of us and the issuance of our common shares under and as contemplated by the merger agreement.

•	To approve the adjournment or postponement of the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time the special meeting to approve the proposals.
     At this meeting the common shareholders approved the first proposal, which dispensed the need to hold a vote on the second proposal. The number of votes cast for, against, or abstained, with respect to first proposal follows:

For	Against	Abstain
37,832,419	770,201	193,121
Executive Officers of the Registrant
     The following sets forth certain information relating to our executive officers:

Name	Business Experience
Michael L. Ashner Age 54	Mr. Ashner served as Chairman and the Chief Executive Officer of Newkirk until consummation of the merger, a position he held since June 2005. On December 31, 2006, Mr. Ashner was appointed as our Executive Chairman and Director of Strategic Acquisitions. Mr. Ashner also serves as a trustee and the Chairman and Chief Executive Officer of Winthrop Realty Trust, positions he has held since January 2004. Since 1996 he has also served as the Chief Executive Officer of Winthrop Realty Partners, L.P., which we refer to as Winthrop, a real estate investment and management company. Mr. Ashner devotes the business time to us as is reasonably required to perform his duties. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner also serves on the board of directors of NBTY, Inc., a manufacturer and distributor of nutritional supplements.

E. Robert Roskind Age 61	Mr. Roskind became Co-Vice Chairman on December 31, 2006, and served as our Chairman from October 1993 to December 31, 2006 and our Co-Chief Executive Officer from October 1993 to January 2003. Mr. Roskind also serves as the Chairman of LSAC. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts, as a member of the Board of Directors of LCP Investment Corporation, a Japanese real estate investment trust listed on the Tokyo Stock Exchange, and as a member of the Board of Directors of LCP Reit Advisors, the external advisor to LCP Investment Corporation, each of which is an affiliate of the LCP Group L.P. Mr. Roskind spends approximately 25% of his business time on the affairs of The LCP Group L.P. and its affiliates; however, Mr. Roskind prioritizes his business time to address our needs ahead of The LCP Group L.P.

Richard J. Rouse Age 61	Mr. Rouse became Co-Vice Chairman on December 31, 2006, served, and continues to serve as our Chief Investment Officer since January 2003 and as one of our trustees since October 1993. He served as our President from October 1993 to April 1996, was our Co-Chief Executive Officer from October 1993 until January 2003, and since April 1996 served as our Vice Chairman. Mr. Rouse also serves as Chief Investment Officer of LSAC.

T. Wilson Eglin Age 42	Mr. Eglin has served as our Chief Executive Officer since January 2003, our Chief Operating Officer since October 1993, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996. Mr. Eglin also serves as Chief Executive Officer and President and a member of the Board of Directors of LSAC.

Patrick Carroll Age 43	Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Mr. Carroll also serves as an Executive Vice President and the Chief Financial Officer of LSAC. Prior to joining us, Mr. Carroll was, from 1993 to 1998, a Senior Manager in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of Pricewaterhouse Coopers LLP.

John B. Vander Zwaag Age 49	Mr. Vander Zwaag has been employed by us since May 2003 and currently is one of our Executive Vice Presidents. Mr. Vander Zwaag also serves as an Executive Vice President of LSAC. From 1982 to 1992, he was employed by The LCP Group L.P. serving as Director of Acquisitions from 1987 to 1992. Between his employment by The LCP Group L.P. and the Company, Mr. Vander Zwaag was managing director of Chesterton Binswanger Capital Advisors (1992 — 1997) and Managing Director with Cohen Financial (1997 — 2003).

Paul R. Wood Age 46	Mr. Wood has served as one of our Vice Presidents, and our Chief Accounting Officer and Secretary since October 1993.

PART II.

Item 5.	Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities
     Market Information. Our common shares are listed for trading on the New York Stock Exchange (“NYSE”) under the symbol “LXP.” The following table sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2006	$22.73	$20.40
September 30, 2006	21.90	19.53
June 30, 2006	22.15	19.87
March 31, 2006	22.90	19.64
December 31, 2005	23.62	20.37
September 30, 2005	25.19	21.65
June 30, 2005	24.39	21.99
March 31, 2005	23.56	20.65
     The per share closing price of our common shares was $20.99 on February 23, 2007.
     Holders. As of February 23, 2007, we had approximately 2,561 common shareholders of record.
     Dividends. We have made quarterly distributions since October 1986 without interruption.
     The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2006	2005	2004	2003	2002
March 31,	$0.365	$0.360	$0.350	$0.335	$0.330
June 30,	$0.365	$0.360	$0.350	$0.335	$0.330
September 30,	$0.365	$0.360	$0.350	$0.335	$0.330
December 31,	$0.365	$0.360	$0.350	$0.335	$0.330
     Our current quarterly common share dividend rate is $0.365 per share, or $1.46 per common share on an annualized basis. We disclosed that we anticipate that our annualized divided would be increased to $1.50 per share, subject to approval by our Board of Trustees.
     The following is a summary of the average taxable nature of our common share dividends for the three years ended December 31:

	2006	2005	2004
Total dividends per share	$1.46	$1.44	$1.40

Ordinary income	68.89%	87.29%	84.09%
15% rate — qualifying dividend	0.77	1.04	6.82
15% rate gain	7.97	8.72	0.34
25% rate gain	5.13	2.95	2.28
Return of capital	17.24	—	6.47

	100.00%	100.00%	100.00%

     The per share dividend on our Series B Cumulative Redeemable Preferred Shares is $2.0125 per annum.
     The following is a summary of the average taxable nature of the dividend on our Series B Cumulative Redeemable Preferred Shares for the years ended December 31:

	2006	2005	2004
Ordinary income	83.24%	87.29%	89.91%
15% rate — qualifying dividend	0.93	1.04	7.29
15% rate gain	9.63	8.72	0.37
25% rate gain	6.20	2.95	2.43

	100.00%	100.00%	100.00%

     The per share dividend on our Series C Cumulative Convertible Preferred Shares is $3.25 per annum.
     The following is a summary of the average taxable nature of the dividend on our Series C Cumulative Convertible Preferred Shares for the year ended December 31:

	2006	2005
Ordinary income	83.24%	87.29%
15% rate — qualifying dividend	0.93	1.04
15% rate gain	9.63	8.72
25% rate gain	6.20	2.95

	100.00%	100.00%

     While we intend to continue paying regular quarterly dividends to holders of our common shares, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.
     The various instruments governing our credit facility and the MLP secured loan impose certain restrictions on us with regard to dividends and incurring additional debt obligations. See “Risk Factors” in Part I, Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 9 to the Notes to Consolidated Financial Statements included in this Annual Report.
     We do not believe that the financial covenants contained in our credit facility, the MLP’s secured loan and our secured indebtedness will have any adverse impact on our ability to pay dividends in the normal course of business to our common and preferred shareholders or to distribute amounts necessary to maintain our qualification as a REIT.
     We maintain a dividend reinvestment program pursuant to which our common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares at a 5% discount to the market price and free of commissions and other charges. We may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling our obligations under the dividend reinvestment program. To date, none of the common shares issued under this program were purchased on the open market.
     Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2006, with respect to the compensation plan under which our equity securities are authorized for issuance.

Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation
	exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	16,500	$15.56	592,802
Equity compensation plans not approved by security holders	—	—	—

Total	16,500	$15.56	592,802

     Recent Sales of Unregistered Securities.
     In January 2007, the MLP issued $300.0 million in 5.45% guaranteed exchangeable notes due in 2027 which can be put by the holder every five years commencing 2012. The net proceeds of $292.7 were used to repay indebtedness under the MLP’s secured loan. The notes are exchangeable for cash and, at our option, any excess above the par value of the notes may be exchanged for our common shares.
     In connection with the Merger, the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 units totaling 35.5 million OP units. During 2006, one of our operating partnerships issued 34 thousand units (or $750) in connection with an acquisition. During 2005, one of our operating partnerships issued 0.4 million OP units for approximately $7.7 million in cash. All of such interest are redeemable at certain times, only at the option of the holders, for cash or common shares, at our option, on a one-for-one basis at various dates.

     Share Repurchase Program.
     Our board of Trustees has authorized the repurchase of up to 2.0 million common shares/OP units. The following table summarizes repurchases of our common shares during the fourth quarter of 2006:

			Total Number of	Maximum Number of
			Shares/Units	Shares That May Yet
	Total Number of	Average Price	Purchased as Part of	Be Purchased Under
	Shares/Units	Paid Per	Publicly Announced	the Plans or
Period	Purchased	Share/Unit	Plans or Programs	Programs
October 1 – 31, 2006	—	$—	—	1,926,088
November 1 – 30, 2006	220,000	$20.74	220,000	1,706,088
December 1 – 31, 2006	234,565	$21.94	234,565	1,471,523

Fourth Quarter 2006	454,565	$21.36	454,565	1,471,523

Item 6. Selected Financial Data
     The following sets forth selected consolidated financial data for the Company as of and for each of the years in the five-year period ended December 31, 2006. The selected consolidated financial data for the Company should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000’s, except per share data)

	2006	2005	2004	2003	2002
Total gross revenues	$207,391	$183,458	$129,977	$91,777	$70,737
Expenses applicable to revenues	(112,855)	(87,954)	(42,990)	(29,130)	(22,061)
Interest and amortization expense	(71,402)	(62,617)	(42,456)	(30,883)	(28,232)
Income (loss) from continuing operations	(663)	24,938	34,576	20,091	17,834
Total discontinued operations	8,416	7,757	10,231	13,558	12,761
Net income	7,753	32,695	44,807	33,649	30,595
Net income (loss) allocable to common shareholders	(8,682)	16,260	37,862	30,257	29,902
Income (loss) from continuing operations per common share — basic	(0.33)	0.17	0.59	0.49	0.64
Income from continuing operations per common share — diluted	(0.33)	0.17	0.58	0.49	0.63
Income from discontinued operations — basic	0.16	0.16	0.22	0.40	0.47
Income from discontinued operations — diluted	0.16	0.16	0.22	0.39	0.46
Net income (loss) per common share — basic	(0.17)	0.33	0.81	0.89	1.11
Net income (loss) per common share — diluted	(0.17)	0.33	0.80	0.88	1.09
Cash dividends declared per common share	2.0575	1.445	1.410	1.355	1.325
Net cash provided by operating activities	108,020	105,457	90,736	68,883	56,834
Net cash used in investing activities	(154,080)	(643,777)	(202,425)	(295,621)	(106,166)
Net cash provided by financing activities	483	444,878	242,723	228,986	47,566
Ratio of earnings to combined fixed charges and preferred dividends	1.02	1.25	1.59	1.52	1.70
Real estate assets, net	3,471,027	1,641,927	1,227,262	1,001,772	779,150
Investments in non-consolidated entities	247,045	191,146	132,738	69,225	54,261
Total assets	4,624,857	2,160,232	1,697,086	1,207,411	902,471
Mortgages, notes payable and credit facility, including discontinued operations	2,129,025	1,170,560	765,909	551,385	491,517
Shareholders’ equity	1,122,444	891,310	847,290	579,848	332,976
Preferred share liquidation preference	234,000	234,000	214,000	79,000	—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General
     We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate in one segment and our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of net leased office, industrial and retail properties. Substantially all of our properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.
     We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders.
     When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
     All references to 2006, 2005 and 2004 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2006, December 31, 2005, and December 31, 2004, respectively.
     We merged with Newkirk Realty Trust, Inc., or Newkirk, on December 31, 2006, which we refer to as the Merger. Unless otherwise noted, (A) the information in this Annual Report regarding items in our Consolidated Statements of Operations as of December 31, 2006, does not include the business and operations of Newkirk, and (B) the information in this Annual Report regarding items in our Consolidated Balance Sheet, include the assets, liabilities and minority interests of Newkirk.
     In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed below under “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statements Concerning Forward Looking Statements” in Part I, of this Annual Report.
     As of December 31, 2006, we owned or had interests in approximately 365 real estate properties encompassing 58.9 million rentable square feet. During 2006, we purchased 185 properties, including properties acquired through the Merger and non-consolidated investments, for an aggregate capitalized cost of $2.3 billion.
     As of December 31, 2006, we, including through non-consolidated entities, leased properties to approximately 285 tenants in 22 different industries. Our revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to our ability to (i) acquire income producing properties and (ii) to re-lease properties that are vacant, or may become vacant at favorable rental rates. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationship with developers, brokers, corporate users and sellers.
     We have experienced minimal lease turnover in the recent past, and accordingly, minimal capital expenditures. There can be no assurance that this will continue. Re-leasing properties as leases expire and properties currently vacant at favorable effective rates is one of our primary focuses.
     The primary risks associated with re-tenanting properties are (i) the period of time required to find a new tenant, (ii) whether rental rates will be lower than previously received, (iii) the significant leasing costs such as commissions and tenant improvement allowances and (iv) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. We address these risks by contacting tenants well in advance of lease maturity to get an understanding of their occupancy needs, contacting local brokers to determine the depth of the rental market and retaining local expertise to assist in the re-tenanting of a property. As part of the acquisition underwriting process, we focus on buying general purpose real estate which can be leased to other tenants without significant modification to the properties. No assurance can be given that once a property becomes vacant it will subsequently be re-let.

     During 2006, we sold eight properties, including one property through foreclosure, to unrelated third parties for a net sales price of $94.0 million. During 2005, we sold eight properties, including one sold through a in a non-consolidated entity, to unrelated parties for a net sales price of $74.7 million. In addition, we contributed seven properties to various non-consolidated entity programs for $124.7 million, which approximated carrying costs. During 2004, we sold eight properties for $36.7 million to unrelated parties. In addition, we contributed eight properties to various non-consolidated entity programs for $197.0 million, which approximated carrying costs. Also we were reimbursed for certain holding costs by the partners in the respective ventures.
Inflation
     Certain of the long-term leases on our properties contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (i) scheduled fixed base rent increases and (ii) base rent increases based upon the consumer price index. In addition, a majority of the leases on our properties require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the leases on our properties are generally structured in a way that minimizes our responsibility for capital improvements.
Critical Accounting Policies
     Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the portrayal of our financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.
     Business Combinations. We follow the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, which we refer to as SFAS 141, and record all assets acquired and liabilities assumed at fair value. On December 31, 2006, we acquired Newkirk through the Merger, which was a variable interest entity (VIE). We follow the provisions of Financial Accounting Standards Board Interpretation No. 46 Consolidation of Variable Interest Entities, which we refer to as FIN 46R, and, as a result, we have recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares was based upon a reasonable period before and after the date that the terms of the acquisition were agreed to and announced.
     Purchase Accounting for Acquisition of Real Estate. We allocate the purchase price of real estate acquired in accordance with SFAS 141. SFAS 141 requires that the fair value of the real estate acquired, which includes the impact of mark-to-market adjustments for assumed mortgage debt relating to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.
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
     In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and any bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.
     The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.
     Revenue Recognition. We recognize revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended, which we refer to as SFAS 13. SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent, if they do not meet the criteria of a bargain renewal option. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
     Gains on sales of real estate are recognized in accordance with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended, which we refer to as SFAS 66. The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.
     Accounts Receivable. We continuously monitor collections from our tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that we have identified. As of December 31, 2006 and 2005, we did not record an allowance for doubtful accounts.
     Impairment of Real Estate. We evaluate the carrying value of all real estate held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended, which we refer to as SFAS 144, has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.
     Tax Status. We have made an election to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our REIT taxable income as defined under Sections 856 through 860 of the Code.
     We are now permitted to participate in certain activities from which we were previously precluded in order to maintain our qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. LRA, Lexington Contributions Inc., which we refer to as LCI, and LSAC are taxable REIT subsidiaries. As such, we are subject to federal and state income taxes on the income we receive from these activities.
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
     Properties Held For Sale. We account for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria be presented separately in the statement of financial position, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statement of operations. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.
     Basis of Consolidation. We determine whether an entity for which we hold an interest should be consolidated pursuant FIN 46R. If the entity is not a variable interest entity, and we control the entity’s voting shares or similar rights, the entity is consolidated. FIN 46R requires us to evaluate whether we have a controlling financial interest in an entity through means other than voting rights.
Liquidity and Capital Resources
     Since becoming a public company, our principal sources of capital for growth have been the public and private equity markets, property specific debt, our credit facility, issuance of OP units and undistributed cash flows. We expect to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on our access to capital sources. Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage and general economic conditions which may be outside of management’s influence.
     In February 2007, we completed an offering of 6.2 million Series D Preferred Shares, at $25 per share and a dividend rate of 7.55% raising net proceeds of $150 million.
     During 2005, we replaced our $100 million unsecured revolving credit facility with a new $200 million unsecured revolving credit facility, which bears interest at a rate of LIBOR plus 120-170 basis points depending on our leverage (as defined in the credit facility) and matures in June 2008. Our credit facility contains customary financial covenants, including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of December 31, 2006, we were in compliance with all covenants, $65.2 million was outstanding, $133.0 million was available to be borrowed and $1.8 million in letters of credit were outstanding under our credit facility.
     The MLP has a secured loan, which bears interest, at the election of the MLP, at a rate equal to either (i) LIBOR plus 175 basis points or (ii) the prime rate. As of December 31, 2006, $547.2 million was outstanding under the secured loan. The secured loan is scheduled to mature in August 2008, subject to two one year extensions. The secured loan requires monthly payments of interest and quarterly principal payments of approximately $1.9 million during the term of the secured loan, increasing to $2.5 million per quarter during the extension periods. The MLP is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The secured loan has customary covenants which the MLP was in compliance with at December 31, 2006.
     During 2005, we completed a common share offering of 2.5 million shares raising aggregate net proceeds of $60.7 million. During 2005, we issued 400,000 Series C Preferred Shares, at $50 per share and a dividend rate of 6.50%, raising net proceeds of $19.5 million.
     In January 2007, the MLP issued $300.0 million in 5.45% guaranteed exchangeable notes due in 2027, which can be put by the holder every five years commencing 2012. The net proceeds of $292.7 were used to repay indebtedness. The notes are exchangeable at certain times by the holders into our common shares at a price of $25.25 per share; however, the principal balance must be satisfied in cash.
     During 2006, in addition to the Merger, we, including through non-consolidated entities, obtained $215.3 million in non-recourse mortgage financings on properties at a fixed weighted average interest rate of 6.0%. The proceeds of the financings were used to partially fund acquisitions.
     We have made equity commitments to our various joint venture programs, of which $35.3 million remained unfunded as of December 31, 2006. This amount will be funded as investments are made by the joint venture programs. In addition, the agreements governing certain of these joint venture programs provide the partners, under certain circumstances, the ability to put their interests to us for cash or common shares at our option. Exercise of these put rights could require us to use our resources to purchase these assets instead of more favorable investment opportunities. As of December 31, 2006, the aggregate contingent commitment is calculated to be approximately $611.1 million. This assumes we issue common shares to settle the put and that we do not use our rights under the agreements governing the joint venture programs to block certain properties to be put to us.
     Dividends. In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources. Since cash used to pay dividends reduces amounts available for capital investments, we generally intend to maintain a conservative dividend payout ratio, reserving such amounts as we consider necessary for the maintenance or expansion of properties in our portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as our Board of Trustees considers appropriate.
     Dividends paid to our common shareholders increased to $77.2 million in 2006, compared to $72.6 million in 2005 and $65.1 million in 2004. Preferred dividends paid were $16.4 million, $14.5 million and $6.4 million in 2006, 2005 and 2004, respectively.
     Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.
     We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $108.0 million for 2006 from $105.5 million for 2005 and $90.7 million for 2004. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

     Net cash used in investing activities totaled $154.1 million in 2006, $643.8 million in 2005 and $202.4 million in 2004. Cash used in investing activities related primarily to investments in real estate properties, joint ventures and notes receivable. Cash provided by investing activities related primarily to collection of notes receivable, distributions from non-consolidated entities in excess of accumulated earnings and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
     Net cash provided by financing activities totaled $0.5 million in 2006, $444.9 million in 2005 and $242.7 million in 2004. Cash provided by financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and borrowings under our credit facility offset by dividend and distribution payments and debt payments.
     UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP units in our operating partnerships. All outstanding OP units are redeemable at certain times for common shares on a one-for-one basis and substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units. We account for outstanding OP units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP units are redeemed for our common shares.
     In conjunction with several of our acquisitions, property owners were issued OP units as a form of consideration in exchange for the property. In connection with the Merger, the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 MLP units totaling 35.5 million MLP units, other than MLP units held directly or indirectly by us. All of such interest are redeemable at certain times, only at the option of the holders, for cash or common shares, at our option, on a one-for-one basis at various dates and are not otherwise mandatorily redeemable by us. During 2006, one of our operating partnerships issued 34 thousand units (or $750) in connection with an acquisition. During 2005, one of our operating partnerships issued 0.4 million OP units for approximately $7.7 million in cash. As of December 31, 2006, there were 41.2 million OP units outstanding. Of the total OP units outstanding, approximately 29.4 million are held by related parties. Generally holders of OP units are entitled to receive distributions equal to the dividends paid to our common shareholders, except that certain OP units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. No OP units have a liquidation preference. As of December 31, 2005, there were 5.7 million OP units outstanding, other than OP units held directly or indirectly by us.
Financing
     Revolving Credit Facility. Our $200.0 million revolving credit facility, which expires June 2008, bears interest at 120-170 basis points over LIBOR depending on our leverage (as defined) in the credit facility, Our credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of December 31, 2006, we were in compliance with all covenants, $65.2 million was outstanding, $133.0 million was available to be borrowed, and $1.8 million letters of credit were outstanding under the credit facility.
     The MLP has a secured loan, which bears interest at the election of the MLP at a rate equal to either (i) LIBOR plus 175 basis points or (ii) the prime rate. As of December 31, 2006, $547.2 million was outstanding under the secured loan. The secured loan is scheduled to mature in August 2008, subject to two one year extensions. The secured loan requires monthly payments of interest and quarterly principal payments of $1.9 million during the term of the loan, increasing to $2.5 million per quarter during the extension periods. The MLP is also required to make principal payments from the proceeds of property sales, refinancings and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement for property sales and 100% of proceeds from refinancings, economic discontinuance, insurance settlements and condemnations. The secured loan has customary covenants which the MLP was in compliance with at December 31, 2006.
     In January 2007, the MLP issued $300.0 million in 5.45% guaranteed exchangeable notes due in 2027, which can be put by the holder every five years commencing 2012. The net proceeds of $292.7 were used to repay indebtedness.
     Debt Service Requirements. Our principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2006, there were $2.1 billion of mortgages and notes payable outstanding, including discontinued operations. As of December 31, 2006, the weighted average interest rate on our outstanding debt was approximately 6.1%. The scheduled principal amortization and balloon payments for the next five years are as follows: $73.1 million in 2007, $699.5 million in 2008, $104.4 million in 2009, $90.4 million in 2010 and $142.8 million in 2011. Our ability to make certain of these payments will depend upon our rental revenues and our ability to refinance the mortgage related thereto, sell the related property, have available amounts under our credit facility or access other capital. Our ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, our equity in the mortgaged properties, the financial condition, the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

     We expect to continue to use property specific, non-recourse mortgages as we believe that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In December 2005, we informed the lender for our Milpitas, California property that we would no longer make debt service payments and our intention to convey the property to the lender to satisfy the mortgage. We recorded a $12.1 million impairment charge in 2005 relating to this property and a gain on debt satisfaction of $6.3 million upon foreclosure on the property by the lender in 2006. During 2006, the Company satisfied a $20.4 million mortgage note by making a $7.5 million cash payment plus assigning a $5.4 million escrow to the lender, which resulted in a gain of $7.5 million.
Other
     Lease Obligations. Since our tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, we do not anticipate significant needs for cash for these costs; however, for certain properties, we have a level of property operating expense responsibility. We generally fund property expansions with additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance. As of December 31, 2006, 12 properties were fully vacant. In addition certain leases require us to fund tenant expansions.
     Our tenants generally pay the rental obligations on ground leases either directly to the fee holder or to us as increased rent. The annual ground lease rental payment obligations for each of the next five years is $4.0 million in 2007, $3.5 million in 2008, $3.1 million in 2009, $2.6 million in 2010 and $2.2 million in 2011. These amounts do not include payments due under bond leases in which a right of offset exists between the lease obligation and the debt service.
     Contractual Obligations. The following summarizes the Company’s principal contractual obligations as of December 31, 2006 ($000’s):

						2012 and
	2007	2008	2009	2010	2011	thereafter	Total(3)
Notes payable (2) (4)	$73,075	$699,526	$104,378	$90,363	$142,793	$1,018,890	$2,129,025
Purchase obligations	—	—	—	—	—	—	—
Tenant incentives	4,272	3,500	10,000	—	—	—	17,772
Operating lease obligations(1)	4,635	4,103	3,108	2,589	2,167	14,975	31,577

	$81,982	$707,129	$117,486	$92,952	$144,960	$1,033,865	$2,178,374

(1)	Includes ground lease payments and office rent. Amounts disclosed through 2008 include rent for our principal executive office which is fixed through 2008 and adjusted to fair market value as determined at January 2009. Therefore, the amounts for 2009 and thereafter do not include principal executive office rent.

(2)	We have $1.8 million in outstanding letters of credit.

(3)	We have approximately $35.3 million of unfunded equity commitments to joint ventures. In addition, certain of the joint venture agreements provide the partners, under certain circumstances, the ability to put their interest to us for cash or common shares. The aggregate contingent commitment, as of December 31, 2006, is approximately $611.1 million.

(4)	Includes balloon payments.
     Capital Expenditures. Due to the net lease structure, we do not incur significant expenditures in the ordinary course of business to maintain our properties. However, as leases expire, we expect to incur costs in extending the existing tenant leases or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on our credit facility.
     Shares Repurchase. In September 1998, our Board of Trustees approved a funding limit for the repurchase of 1.0 million common shares/OP units, and authorized any repurchase transactions within that limit. In November 1998, our Board of Trustees approved an additional 1.0 million common shares/OP units for repurchase, thereby increasing the funding limit to 2.0 million common shares/OP units available for repurchase. From September 1998 to March 2005, we repurchased approximately 1.4 million common shares/OP units at an average price of $10.62 per common share/OP unit. In November 2005, our Board of Trustees increased the remaining amount of common shares/OP units eligible for repurchase, so that an aggregate of 2.0 million common shares/OP units were then available for repurchase under the share repurchase program. In 2006, approximately 0.5 million common shares/OP units have been repurchased at an average price of $21.15 per share, in the open market and through private transactions with our employees.

Results of Operations
     Comparison of 2006 to 2005. Changes in the results of our operations are primarily due to the growth of our portfolio and costs associated with such growth. Of the increase in total gross revenues in 2006 of $23.9 million, $18.1 million is attributable to increases in rental revenue. The remaining $5.8 million increase in gross revenues in 2006 was attributable to an increase in tenant reimbursements of $6.7 million and a decrease of $0.8 million in advisory fees. The increase in interest and amortization expense of $8.8 million is due to increased leverage incurred relating to acquisitions and has been partially offset by interest savings resulting from scheduled principal amortization payments and mortgage satisfactions. The increase in depreciation and amortization of $14.6 million is due primarily to the growth in real estate and intangibles assets due to property acquisitions. Our general and administrative expenses increased by $17.9 million primarily due to the accelerated amortization of time based non-vested shares ($10.8 million), an increase in amortization of all non-vested shares ($2.5 million) and an increase in other personnel costs ($3.9 million). The increase in property operating expenses of $10.3 million is due primarily to incurring property level operating expenses for properties in which we have operating expense responsibility and an increase in vacancy. Debt satisfaction gains increased by $2.8 million due to the timing of mortgage payoffs. Impairment charges increased by $7.2 million due to an impairment of one property in 2006. Non-operating income increased $7.4 million primarily due to the sale of a tenant bankruptcy claim in 2006. Minority interest expense decreased by $1.0 million due to the decrease in earnings of our subsidiaries. Equity in earnings of non-consolidated entities decreased $2.0 million due to a decrease in net income of non-consolidated entities, related primarily to increased depreciation. Net income decreased by $24.9 million primarily due to the impact of items discussed above offset by an increase in total discontinued operations of $0.7 million. The total discontinued operations income increase was comprised of an increase in gains on sale of properties of $10.0 million, an increase in debt satisfaction gains of $4.4 million, an increase in impairment charges of $10.3 million and a reduction in income from discontinued operations of $3.4 million. Net income allocable to common shareholders decreased due to the items discussed.
     Any increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees when such properties are acquired by joint venture or advisory programs, growth in net income is dependent on index adjusted rents, percentage rents, reduced interest expense on amortizing mortgages and by controlling variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates of debt and tenant monetary defaults.
     Comparison of 2005 to 2004. Changes in the results of our operations are primarily due to the growth of our portfolio and costs associated with such growth. Of the increase in total gross revenues in 2005 of $53.5 million, $47.6 million is primarily attributable to increases in rental revenue. The remaining $5.9 million increase in gross revenues in 2005 was attributable to an increase in tenant reimbursements of $5.4 million and a $0.5 million increase in advisory fees. The increase in interest and amortization expense of $20.2 million is due to increased leverage incurred relating to acquisitions and has been partially offset by interest savings resulting from scheduled principal amortization payments, lower interest rates and mortgage satisfactions. The increase in depreciation and amortization of $32.0 million is due primarily to the growth in real estate and intangibles assets due to property acquisitions. Our general and administrative expenses increased by $3.8 million primarily due to greater professional service fees ($0.4 million), personnel costs ($2.0 million), terminated deal costs ($0.3 million), technology costs ($0.3 million), insurance ($0.2 million) and rent ($0.2 million). We incurred a $2.9 million write-off of assets relating to the bankruptcy of the tenant in our Dallas, Texas property in 2004. The increase in property operating expenses of $12.9 million is due primarily to incurring property level operating expenses for properties in which we have operating expense responsibility and an increase in vacancy. Debt satisfaction gains increased by $4.5 million due to the payoff of certain mortgages in 2005. Non-operating income decreased $1.8 million primarily due to a decrease in reimbursement of certain costs from non-consolidated entities and interest earned. The provision for income taxes decreased by $1.3 million due to a decrease in earnings in taxable REIT subsidiaries. Equity in earnings of non-consolidated entities decreased $1.0 million due to a decrease in net income of non-consolidated entities due primarily to increased depreciation and amortization. Net income decreased by $12.1 million primarily due to the impact of items discussed above plus a $2.5 million decrease in the total discontinued operations income. The total discontinued operations income decrease was comprised of an increase in gains on sales of properties of $6.1 million, an increase in impairment charges of $5.9 million, a reduction in income from discontinued operations of $2.0 million and an increase in debt satisfaction charges of $0.7 million. Net income allocable to common shareholders decreased due to the items discussed above plus by an increase in preferred dividends of $9.5 million resulting from the issuance of preferred shares in 2005 and 2004.
Environmental Matters
     Based upon management’s ongoing review of our properties, management is not aware of any environmental condition with respect to any of our properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and results of operations.

Recently Issued Accounting Standards
     FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, as amended, which we refer to as SFAS 150, was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For us, SFAS 150 was effective for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatorily redeemable financial instruments. SFAS 150 has been deferred indefinitely for certain types of mandatorily redeemable financial instruments. The adoption of the required portions of SFAS 150 had no impact on us.
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, which we refer to as SFAS 159. This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15 2007. We are currently evaluating the effects of adopting SFAS 159 on our financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123, (revised 2004) Share-Based Payment, which we refer to as SFAS 123R, which supersedes Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, which we refer to as APB Opinion No. 29, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for fiscal years beginning after January 1, 2006. The impact of adopting this statement resulted in the elimination of $11.4 million of deferred compensation and additional paid-in-capital from the Consolidated Statements of Changes in Shareholders’ Equity. The adoption did not have a material impact on our results of operations.
     In December 2004, the FASB issued Statement No. 153, Exchange of Non-monetary Assets — an amendment of APB Opinion No. 29, which we refer to as SFAS 153. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion No. 29 to eliminate the exception for non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 was effective for non-monetary asset exchanges, occurring in fiscal periods beginning after June 15, 2005. The impact of adopting this statement did not have a material impact on our financial position or results of operations.
     In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143, which we refer to as FIN 47. FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on our consolidated financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which we refer to as SFAS 154, which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption this statement did not have a material impact on our financial position or results of operations.
     In June 2005, the FASB ratified the Emerging Issues Task Force’s, which we refer to as EITF consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which we refer to as EITF 04-05. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply EITF 04-05 no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on our financial position or results of operations.

     In 2005, the EITF released Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements, which we refer to as EITF 05-06, which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-06 did not have a material impact on our financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have material impact on our consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on our consolidated financial position or results of operations.
     In September 2006, the SEC released Staff Accounting Bulletin No. 108, which we refer to as SAB 108. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. We will adopt SAB 108 in the first quarter of 2007, and we do not anticipate that it will have a material impact on our results of operations and financial condition.
Off-Balance Sheet Arrangements
     Non-Consolidated Real Estate Entities. As of December 31, 2006, we had investments in various real estate entities with varying structures and ownership percentages ranging from 1% to 50%. The investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
     We invest in entities with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See Note 8 to the condensed consolidated financial statements for summary combined balance sheet and income statement data relating to these entities.
     In addition, as of December 31, 2006, we have issued $1.8 million in letters of credit under our credit facility.
Item 7A. Quantitative and Qualitative Disclosure about Market Risk
     Our exposure to market risk relates primarily to our debt. As of December 31, 2006, and 2005, our variable rate indebtedness represented 28.8% and 1.0%, respectively, of total mortgages and notes payable. Although we have an interest rate swap and cap agreement on $547.2 million of the MLP’s debt the amount is considered variable for this analysis. During 2006 and 2005, this variable rate indebtedness had a weighted average interest rate of 6.8% and 6.0%, respectively. Had the weighted average interest rate been 100 basis points higher our net income would have been reduced by $0.1 million and $0.3 million in 2006 and 2005, respectively. As of December 31, 2006 and 2005, our fixed rate debt, including discontinued operations, was $1,516.6 million and $1,158.7 million, respectively, which represented 71.2% and 99.0%, respectively, of total long-term indebtedness. The weighted average interest rate as of December 31, 2006 of fixed rate debt was 6.0%, which approximates the weighted average fixed rate for debt obtained by us during 2006. The weighted average interest rate as of December 31, 2005 of fixed rate debt was 6.0%. With no fixed rate debt maturing until 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, our net income would have been reduced by $11.9 million and $10.3 million for years ended December 31, 2006 and 2005, respectively.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROLS
OVER FINANCIAL REPORTING
     Management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles.
     All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     We completed the Merger with Newkirk on December 31, 2006. While Newkirk’s assets and liabilities are included in our Consolidated Balance Sheet, Newkirk’s business and operations are not included in our Consolidated Statements of Operations. As a result, management excluded Newkirk’s business and operations from its assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006.
     In assessing the effectiveness of our internal controls over financial reporting, management used as guidance the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal controls over financial reporting are effective as of December 31, 2006.
     Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
     In addition, KPMG LLP, our independent registered public accounting firm, has issued an unqualified attestation report on management’s assessment of our internal controls over financial reporting which is included on page 61 of this Annual Report.

Item 8. Financial Statements and Supplementary Data
LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
The Shareholders
Lexington Realty Trust:
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Controls Over Financial Reporting, that Lexington Realty Trust, formerly known as Lexington Corporate Properties Trust (the “Company”), maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
     The Company acquired Newkirk Realty Trust, Inc. (“Newkirk”) on December 31, 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, Newkirk’s internal control over financial reporting associated with total assets of $2.4 billion, included in the consolidated financial statements of Lexington Realty Trust and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting for Lexington Realty Trust also excluded an evaluation of the internal control over financial reporting of Newkirk.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements and financial statement schedule as listed in the accompanying index, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.
/s/ KPMG LLP
New York, New York
February 28, 2007

Report of Independent Registered Public Accounting Firm
The Shareholders
Lexington Realty Trust:
     We have audited the accompanying consolidated financial statements of Lexington Realty Trust, formerly known as Lexington Corporate Properties Trust, and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
New York, New York
February 28, 2007

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Balance Sheets
($000 except per share amounts)
Years ended December 31,

	2006	2005
ASSETS
Real estate, at cost
Buildings and building improvements	$3,107,234	$1,608,175
Land and land estates	625,717	259,682
Land improvements	2,044	2,044
Fixtures and equipment	12,161	13,214

	3,747,156	1,883,115
Less: accumulated depreciation	276,129	241,188

	3,471,027	1,641,927
Properties held for sale — discontinued operations	69,612	49,397
Intangible assets (net of accumulated amortization of $33,724 in 2006 and $15,181 in 2005)	468,244	128,775
Investment in and advances to non-consolidated entities	247,045	191,146
Cash and cash equivalents	97,547	53,515
Investment in marketable equity securities (cost $31,247 in 2006)	32,036	—
Deferred expenses (net of accumulated amortization of $6,834 in 2006 and $4,740 in 2005)	16,084	13,582
Rent receivable — current	53,744	7,673
Rent receivable — deferred	29,410	24,778
Notes receivable	50,534	11,050
Other assets, net	89,574	38,389

	$4,624,857	$2,160,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$2,123,174	$1,139,971
Contract rights payable	12,231	—
Liabilities — discontinued operations	6,064	32,145
Accounts payable and other liabilities	29,513	13,250
Accrued interest payable	10,818	5,859
Dividends payable	44,948	—
Prepaid rent	10,109	10,054
Deferred revenue (net of amortization of $1,029 in 2006 and $554 in 2005)	362,815	6,271

	2,599,672	1,207,550
Minority interests	902,741	61,372

	3,502,413	1,268,922

Commitments and contingencies (notes 8, 9, 10, 11, 13 and 15)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 10,000,000 shares;
Series B Cumulative Redeemable Preferred, liquidation preference, $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000; 3,100,000 shares issued and outstanding	150,589	150,589
Special Voting Preferred Share, par value $0.0001 per share; authorized and issued 1 share in 2006	—	—
Common shares, par value $0.0001 per share, authorized 160,000,000 shares, 69,051,781 and 52,155,855 shares issued and outstanding in 2006 and 2005, respectively	7	5
Additional paid-in-capital	1,188,900	848,564
Deferred compensation, net	—	(11,401)
Accumulated distributions in excess of net income	(294,640)	(172,762)
Accumulated other comprehensive income	1,273	—

Total shareholders’ equity	1,122,444	891,310

	$4,624,857	$2,160,232

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Operations
($000 except per share amounts)
Years ended December 31,

	2006	2005	2004
Gross revenues:
Rental	$185,312	$167,253	$119,663
Advisory fees	4,555	5,365	4,885
Tenant reimbursements	17,524	10,840	5,429

Total gross revenues	207,391	183,458	129,977
Expense applicable to revenues:
Depreciation and amortization	(80,688)	(66,041)	(34,017)
Property operating	(32,167)	(21,913)	(8,973)
General and administrative	(35,530)	(17,587)	(13,832)
Impairment charges	(7,221)	—	—
Non-operating income	8,913	1,514	3,269
Interest and amortization expense	(71,402)	(62,617)	(42,456)
Debt satisfaction gains (charges), net	7,228	4,409	(56)
Write-off — tenant bankruptcy	—	—	(2,884)

Income (loss) before benefit (provision) for income taxes, minority interests, equity in earnings of non-consolidated entities and discontinued operations	(3,476)	21,223	31,028
Benefit (provision) for income taxes	238	150	(1,181)
Minority interests	(1,611)	(2,655)	(2,465)
Equity in earnings of non-consolidated entities	4,186	6,220	7,194

Income (loss) from continuing operations	(663)	24,938	34,576

Discontinued operations, net of minority interests and taxes:
Income from discontinued operations	4,853	8,206	10,203
Debt satisfaction gains (charges)	3,626	(725)	—
Impairment charges	(21,612)	(11,302)	(5,447)
Gains on sales of properties	21,549	11,578	5,475

Total discontinued operations	8,416	7,757	10,231

Net income	7,753	32,695	44,807
Dividends attributable to preferred shares — Series B	(6,360)	(6,360)	(6,360)
Dividends attributable to preferred shares — Series C	(10,075)	(10,075)	(585)

Net income (loss) allocable to common shareholders	$(8,682)	$16,260	$37,862

Income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.33)	$0.17	$0.59
Income from discontinued operations	0.16	0.16	0.22

Net income (loss)	$(0.17)	$0.33	$0.81

Weighted average common shares outstanding — basic	52,163,569	49,835,773	46,551,328

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.33)	$0.17	$0.58
Income from discontinued operations	0.16	0.16	0.22

Net income (loss)	$(0.17)	$0.33	$0.80

Weighted average common shares outstanding — diluted	52,163,569	49,902,649	52,048,909

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Comprehensive Income
($000)
Years ended December 31,

	2006	2005	2004
Net income	$7,753	$32,695	$44,807

Other comprehensive income:
Unrealized gain in marketable equity securities	789	—	—
Unrealized gain in foreign currency translation	484	—	—

Other comprehensive income	1,273	—	—

Comprehensive income	$9,026	$32,695	$44,807

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Changes in Shareholders’ Equity
($000 except per share amounts)
Years ended December 31,

							Accumulated	Accumulated
	Number of		Number of		Additional	Deferred	Distributions	Other	Total
	Preferred		Common		Paid-in	Compensation,	In Excess of	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	net	Net Income	Income	Equity
Balance at December 31, 2003	3,160,000	$76,315	40,394,113	$4	$601,501	$(6,265)	$(91,707)	—	$579,848
Net income	—	—	—	—	—	—	44,807	—	44,807
Dividends paid to common shareholders	—	—	—	—	—	—	(65,086)	—	(65,086)
Dividends paid to preferred shareholders	—	—	—	—	—	—	(6,360)	—	(6,360)
Issuance of common shares, net	—	—	7,939,272	1	161,572	(4,381)	—	—	157,192
Issuance of preferred shares, net	2,700,000	131,126	—	—	—	—	—	—	131,126
Amortization of deferred compensation	—	—	—	—	—	1,954	—	—	1,954
Reclass of common shares from mezzanine equity	—	—	287,888	—	3,809	—	—	—	3,809

Balance at December 31, 2004	5,860,000	207,441	48,621,273	5	766,882	(8,692)	(118,346)	—	847,290
Net income	—	—	—	—	—	—	32,695	—	32,695
Dividends paid to common shareholders	—	—	—	—	—	—	(72,617)	—	(72,617)
Dividends paid to preferred shareholders	—	—	—	—	—	—	(6,360)	—	(6,360)
Dividends paid to preferred shareholders	—	—	—	—	—	—	(8,134)	—	(8,134)
Issuance of common shares, net	—	—	3,534,582	—	81,682	(5,575)	—	—	76,107
Issuance of preferred shares, net	400,000	19,463	—	—	—	—	—	—	19,463
Amortization of deferred compensation	—	—	—	—	—	2,866	—	—	2,866

Balance at December 31, 2005	6,260,000	226,904	52,155,855	5	848,564	(11,401)	(172,762)	—	891,310
Net income	—	—	—	—	—	—	7,753	—	7,753
Adoption of new accounting principle (Note 2)	—	—	—	—	(11,401)	11,401	—	—	—
Dividends declared to common shareholders	—	—	—	—	—	—	(109,088)	—	(109,088)
Dividends declared to preferred shareholders	—	—	—	—	—	—	(7,949)	—	(7,949)
Dividends declared to preferred shareholders	—	—	—	—	—	—	(12,594)	—	(12,594)
Issuance of common shares, net	—	—	16,895,926	2	351,737	—	—	—	351,739
Issuance of special voting preferred	1	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	1,273	1,273

Balance at December 31, 2006	6,260,001	$226,904	69,051,781	$7	$1,188,900	$—	$(294,640)	$1,273	$1,122,444

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Consolidated Statements of Cash Flows
($000 except per share amounts)
Years ended December 31,

	2006	2005	2004
Cash flows from operating activities:
Net income	$7,753	$32,695	$44,807
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	84,734	73,034	41,710
Minority interests	(2,842)	2,165	2,983
Gains on sales of properties	(21,549)	(11,578)	(5,475)
Debt satisfaction gain, net	(14,761)	(4,536)	—
Impairment charges	35,430	12,879	6,375
Write-off-tenant bankruptcy	—	—	2,884
Straight-line rents	(4,923)	(3,447)	(3,395)
Other non-cash charges	17,233	4,196	2,556
Equity in earnings of non-consolidated entities	(4,186)	(6,220)	(7,194)
Distributions of accumulated earnings from non-consolidated entities	8,058	7,561	5,170
Deferred tax assets	(738)	(466)	(2,026)
Increase (decrease) in accounts payable and other liabilities	1,999	(788)	1,710
Other adjustments, net	1,812	(38)	631

Net cash provided by operating activities	108,020	105,457	90,736

Cash flows from investing activities:
Net proceeds from sales/transfers of properties	76,627	96,685	101,367
Cash paid relating to Merger	(12,395)	—	—
Investments in real estate properties and intangible assets	(173,661)	(759,656)	(203,678)
Investments in and advances to non-consolidated entities	(9,865)	(41,943)	(86,171)
Investment in convertible mortgage receivable	—	—	(19,800)
Acquisition of controlling interest in LSAC	(42,619)	—	—
Collection of notes from affiliate	8,300	45,800	—
Issuance of notes receivable to affiliate	(8,300)	—	(32,800)
Collection of notes	—	3,488	—
Real estate deposits	359	1,579	1,180
Investment in notes receivable	(11,144)	—	—
Investment in marketable securities	(5,019)	—	—
Distribution from non-consolidated entities in excess of accumulated earnings	19,640	17,202	38,651
Increase in deferred leasing costs	(1,737)	(2,919)	(207)
Change in escrow deposits and restricted cash	5,734	(4,013)	(967)

Net cash used in investing activities	(154,080)	(643,777)	(202,425)

Cash flows from financing activities:
Proceeds of mortgages and notes payable	147,045	516,520	159,760
Change in credit facility borrowing, net	65,194	—	(94,000)
Dividends to common and preferred shareholders	(93,681)	(87,111)	(71,446)
Dividend reinvestment plan proceeds	12,525	13,815	10,608
Principal payments on debt, excluding normal amortization	(82,010)	(50,936)	(6,543)
Principal amortization payments	(28,966)	(25,313)	(19,704)
Debt deposits	291	1,334	(1,384)
Origination fee amortization payments	—	—	(29)
Issuance of common/preferred shares	272	80,671	275,644
Repurchase of common shares	(11,159)	—	—
Contributions from minority partners	810	9,412	—
Cash distributions to minority partners	(8,554)	(7,028)	(8,975)
Increase in deferred financing costs	(1,169)	(6,403)	(1,087)
Purchases of partnership units	(115)	(83)	(121)

Net cash provided by financing activities	483	444,878	242,723

Cash attributable to newly consolidated entity	31,985	—	—

Cash attributable to Merger	57,624	—	—

Change in cash and cash equivalents	44,032	(93,442)	131,034
Cash and cash equivalents, beginning of year	53,515	146,957	15,923

Cash and cash equivalents, end of year	$97,547	$53,515	$146,957

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
($000 except per share/unit amounts)
(1) The Company
     Lexington Realty Trust, formerly Lexington Corporate Properties Trust (the “Company”), is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2006, the Company owned or had interests in approximately 365 properties in 44 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to corporate tenants, however certain leases provide for the Company to be responsible for certain operating expenses. As of December 31, 2005, the Company owned or had interests in 189 properties in 39 states.
     On December 31, 2006, the Company completed its merger with Newkirk Realty Trust, Inc., or Newkirk (the “Merger”). Newkirk’s primary business was similar to the primary business of the Company. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership which we refer to as the MLP. Newkirk was the general partner and owned 31.0% of the units of limited partnership in the MLP (the “MLP units”). In connection with the Merger, the Company changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and an affiliate of the Company became the general partner of the MLP and another affiliate of the Company became the holder of a 31.0% ownership interest in the MLP.
     In the Merger, Newkirk merged with and into the Company, with the Company as the surviving entity. Each holder of Newkirk’s common stock received 0.80 common shares of the Company in exchange for each share of Newkirk’s common stock, and the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 units, resulting in 35.5 million MLP units applicable to the minority interest being outstanding after the Merger. Each MLP unit is currently redeemable at the option of the holder for cash based on the value of a common share of the Company or, if the Company elects, on a one-for-one basis for Lexington common shares.
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
     The Company’s Board of Trustees authorized the Company to repurchase, from time to time, up to 2.0 million common shares and/or operating partnership units in the Company’s operating partnership subsidiaries (“OP Units”) depending on market conditions and other factors. As of December 31, 2006, the Company repurchased approximately 0.5 million common shares/OP Units at an average price of approximately $21.15 per common share/OP Unit, in the open market and through private transactions with employees.
(2) Summary of Significant Accounting Policies
     Basis of Presentation and Consolidation. The Company’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its controlled subsidiaries, including Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), Net 3 Acquisition L.P. (“Net 3”), the MLP, Lexington Realty Advisors, Inc. (“LRA”), Lexington Strategic Asset Corp. (“LSAC”), Lexington Contributions, Inc. (“LCI”) and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, LSAC is a majority owned taxable REIT subsidiary and the Company is the sole unitholder of the general partner and a limited partner of each of LCIF, LCIF II, Net 3, the MLP and Six Penn Center L.P. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity and the Company controls the entity’s voting shares or similar rights, the entity is consolidated.
     Earnings Per Share. Basic net income (loss) per share is computed by dividing net income reduced by preferred dividends, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, OP Units, put options of certain partners’ interests in non-consolidated entities and convertible preferred shares.

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
     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). This standard permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15 2007. Management is currently evaluating the effects of adopting SFAS 159 on the Company’s financial statements.
     In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004) Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for the fiscal year beginning on January 1, 2006. The impact of adopting this statement resulted in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the Consolidated Statements of Changes in Shareholders’ Equity and the adoption did not have a material impact on the Company’s results of operations or cash flow.
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
     In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 did not have a material impact on the Company’s financial position or results of operations.
     In 2005, the EITF released Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-06”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-06 did not have a material impact on the Company’s financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that the adoption of FIN 48 will have material impact on the Company’s consolidated financial position or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
     In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 ( “ SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company will adopt SAB 108 in the first quarter of 2007, and does not anticipate that it will have a material impact on its consolidated financial position or results of operations.
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
     Business Combinations. The Company follows the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and records all assets acquired and liabilities assumed at fair value. On December 31, 2006, the Company acquired Newkirk which was a variable interest entity (VIE). The Company follows the provisions of Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”), and as a result has recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares is based upon a reasonable period before and after the date that the terms of the Merger were agreed to and announced.
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
     In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and a management estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.
     The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-

cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.
     Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13 Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.
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
     Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2006 and 2005, the Company did not record an allowance for doubtful accounts. However, in 2004, the Company wrote-off $2,884 in receivables from a tenant who declared bankruptcy.
     Impairment of Real Estate. The Company evaluates the carrying value of all real estate and intangible assets held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.
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
     Properties Held For Sale. The Company accounts for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.
     Investments in non-consolidated entities. The Company accounts for its investments in 50% or less owned entities under the equity method, unless pursuant to FIN 46R consolidation is required or if its investment in the entity is less than 3% and it has no influence over the control of the entity and then the entity is accounted for under the cost method.
     Marketable Equity Securities. The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the Consolidated Statement of Operations. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.
     Investments in Debt Securities. Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with other assets in the accompanying Consolidated Balance Sheet and amounted to $16,372 at December 31, 2006. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment and would reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.
     Notes Receivable. The Company evaluates the collectibility of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.
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
     Derivative Financial Instruments. The Company accounts for its interest rate swap agreement and interest rate cap agreement in accordance with FAS No.133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). In accordance with SFAS 133, interest rate swaps and cap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. The interest rate swap is designated as a cash flow hedge and the interest rate cap agreement is not designated as a hedge instrument and is measured at fair value with the resulting gain or loss recognized in interest expense in the period of change. Any ineffective amount of the interest rate swap is to be recognized in earnings each quarter. The fair value of these derivatives is included in other assets in the Consolidated Balance Sheet.
     Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap and cap agreements and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective, as defined by SFAS 133. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedge item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as an interest rate swap is no longer appropriate. To date, the Company has not discontinued hedge accounting for its interest rate swap agreement. The Company utilizes interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative trading purposes.
     Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.
     The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. LRA, LSAC and LCI are taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.
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

     A summary of the average taxable nature of the Company’s common dividends for each of the years in the three year period ended December 31, 2006, is as follows:

	2006	2005	2004
Total dividends per share	$1.46	$1.44	$1.40

Ordinary income	68.89%	87.29%	84.09%
15% rate — qualifying dividend	0.77	1.04	6.82
15% rate gain	7.97	8.72	0.34
25% rate gain	5.13	2.95	2.28
Return of capital	17.24	—	6.47

	100.00%	100.00%	100.00%

     A summary of the average taxable nature of the Company’s dividend on Series B Cumulative Redeemable Preferred Shares for each of the years in the three year period ended December 31, 2006, is as follows:

	2006	2005	2004
Total dividends per share	$2.0125	$2.0125	$2.0125

Ordinary income	83.24%	87.29%	89.91%
15% rate — qualifying dividend	0.93	1.04	7.29
15% rate gain	9.63	8.72	0.37
25% rate gain	6.20	2.95	2.43

	100.00%	100.00%	100.00%

     A summary of the average taxable nature of the Company’s dividend on Series C Cumulative Convertible Preferred Shares for the years ended December 31, 2006 and 2005, is as follows:

	2006	2005
Total dividends per share	$3.25	$2.6239

Ordinary income	83.24%	87.29%
15% rate — qualifying dividend	0.93	1.04
15% rate gain	9.63	8.72
25% rate gain	6.20	2.95

	100.00%	100.00%

     Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.
     Foreign Currency. Assets and liabilities of the Company’s foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in other comprehensive income and as a separate component of the Company’s shareholders’ equity.
     Common Share Options. All common share options outstanding were fully vested as of December 31, 2005. Common share options granted generally vest ratably over a four-year term and expire five years from the date of grant. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied historically to all outstanding share option awards in each period:

	2005	2004
Net income allocable to common shareholders, as reported — basic	$16,260	$37,862
Add: Stock based employee compensation expense included in reported net income	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	6	255

Pro forma net income — basic	$16,254	$37,607

Net income per share — basic
Basic — as reported	$0.33	$0.81

Basic — pro forma	$0.33	$0.81

Net income allocable to common shareholders, as reported — diluted	$16,260	$41,615
Add: Stock based employee compensation expense included in reported net income	—	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	6	255

Pro forma net income — diluted	$16,254	$41,360

Net income per share — diluted
Diluted — as reported	$0.33	$0.80

Diluted — pro forma	$0.33	$0.79

     There were no common share options issued in 2006, 2005 and 2004.

     Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2006, the Company is not aware of any environmental matter that could have a material impact on the financial statements.
     Segment Reporting. The Company operates in one industry segment, investment in net leased real properties.
     Reclassifications. Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation, including reclassifying certain income statement captions for properties held for sale as of December 31, 2006 and properties sold during 2006, which are presented as discontinued operations.
(3) Earnings Per Share
     The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2006:

	2006	2005	2004
BASIC
Income (loss) from continuing operations	$(663)	$24,938	$34,576
Less — dividends attributable to preferred shares	(16,435)	(16,435)	(6,945)

Income (loss) attributable to common shareholders from continuing operations	(17,098)	8,503	27,631
Total discontinued operations	8,416	7,757	10,231

Net income (loss) attributable to common shareholders	$(8,682)	$16,260	$37,862

Weighted average number of common shares outstanding	52,163,569	49,835,773	46,551,328

Income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.33)	$0.17	$0.59
Income from discontinued operations	0.16	0.16	0.22

Net income (loss)	$(0.17)	$0.33	$0.81

DILUTED
Income (loss) attributable to common shareholders from continuing operations — basic	$(17,098)	$8,503	$27,631
Add — incremental income attributable to assumed conversion of dilutive interests	—	—	2,465

Income (loss) attributable to common shareholders from continuing operations	(17,098)	8,503	30,096
Income from discontinued operations	8,416	7,757	11,519

Net income (loss) attributable to common shareholders	$(8,682)	$16,260	$41,615

Weighted average number of shares used in calculation of basic earnings per share	52,163,569	49,835,773	46,551,328
Add — incremental shares representing:
Shares issuable upon exercise of employee share options	—	66,876	131,415
Shares issuable upon conversion of dilutive interests	—	—	5,366,166

Weighted average number of shares used in calculation of diluted earnings per common share	52,163,569	49,902,649	52,048,909

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.33)	$0.17	$0.58
Income from discontinued operations	0.16	0.16	0.22

Net income (loss)	$(0.17)	$0.33	$0.80

(4) Investments in Real Estate and Intangible Assets
     During 2006 and 2005, the Company made acquisitions, excluding properties acquired in the Merger and acquisitions made directly by non-consolidated entities (including LSAC), totaling $124,910 and $733,830, respectively. The 2005 amount includes properties purchased by the Company that were subsequently transferred to non-consolidated entities.

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
     The Company sold to unrelated parties, seven properties in 2006, seven properties in 2005 and, eight properties in 2004, for aggregate net proceeds of $76,627, $41,151 and $36,651, respectively, which resulted in gains in 2006, 2005 and 2004 of $21,549, $11,578 and $5,475 respectively, which are included in discontinued operations.
     During the second quarter of 2006, the Company recorded an impairment charge of $1,121 and accelerated amortization of an above market lease of $2,349 relating to the write-off of lease intangibles and the above market lease for the disaffirmed lease of a property whose lease was rejected by the previous tenant in bankruptcy. The Company sold to an unrelated third party its bankruptcy claim to the disaffirmed lease for $5,376, which resulted in a gain of $5,242, which is included in non-operating income. In the fourth quarter of 2006, the Company recorded an additional impairment charge of $6,100 relating to this property.
     For properties acquired during 2006, excluding the Merger, the components of intangible assets and their respective weighted average lives are as follows:

		Weighted
		Average
	Costs	Life (yrs)
Lease origination costs	$19,335	13.3
Customer relationships	3,983	12.1
Above — market leases	7,540	12.3

	$30,858

     As of December 31, 2006 and 2005, the components of intangible assets, excluding those acquired in the Merger, are as follows:

	2006	2005
Lease origination costs	$125,791	$98,502
Customer relationships	35,780	30,603
Above-market leases	21,685	14,851

	$183,256	$143,956

     The estimated amortization of the above intangibles for the next five years is $18,740 in 2007, $18,255 in 2008, $16,651 in 2009, $15,153 in 2010 and $13,544 in 2011.
     Below market leases, net of amortization, which are included in deferred revenue, excluding those acquired in the Merger, are $3,439 and $3,899, respectively for 2006 and 2005. The estimated amortization for the next five years is $483 in 2007, $483 in 2008, $476 in 2009, $476 in 2010 and $476 in 2011.
(5) Newkirk Merger
     On December 31, 2006 Newkirk merged with and into the Company pursuant to an Agreement and Plan of Merger dated as of July 23, 2006. The Company believes this strategic combination of two real estate companies achieved key elements of its strategic business plan. The Company believes that the Merger enhanced its property portfolio in key markets, reduced its exposure to any one property or tenant credit, enabled the Company to gain immediate access to a debt platform and will allow it to build on its existing customer relationships. At the time of the Merger, Newkirk owned or held an ownership interest in approximately 170 industrial, office and retail properties.
     Under the terms of the Merger Agreement, Newkirk stockholders received common shares of the Company for their Newkirk stock. The Merger Agreement provided that each Newkirk stockholder received 0.8 of a common share of the Company, for each share of Newkirk common stock that the stockholder owned. Fractional shares, which were not material, were paid in cash. In connection with the Merger, the Company issued approximately 16.0 million common shares of the Company to former Newkirk stockholders.

     The calculation of the purchase price was as follows:

Fair value of common shares issued	$332,050
Merger costs	13,537

Purchase price, net of assumed liabilities and minority interests	345,587
Fair value of liabilities assumed, including debt and minority interest	2,049,801

Purchase price	$2,395,388

     The allocation of the purchase price is based upon estimates and assumptions. The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate. The current allocations are substantially complete; however, there may be certain items that the Company will finalize once it receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on its financial position or results of operations.
     The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below.
     Allocation of purchase price:

Total real estate assets, including intangibles	$2,081,704
Investment in and advances to non-consolidated entities	99,396
Cash and cash equivalents	57,624
Accounts receivable	46,905
Restricted cash	39,640
Marketable equity securities	25,760
Other assets	44,359

Total assets acquired	2,395,388
Less:
Debt assumed	838,735
Minority interest	833,608
Below market leases	356,788
Accounts payable, accrued expenses and other liabilities assumed	20,670

Purchase price, net of assumed liabilities and minority interest	$345,587

     In connection with the Merger, the Company allocated the purchase price to the following intangibles, included in total real estate assets above:

	Cost	Weighted average useful life (yrs)
Lease origination costs	$175,658	13.1
Customer relationships	57,543	7.2
Above-market leases	85,511	3.2

	$318,712

     The estimated amortization of the above intangibles for the next five years is $100,879 in 2007, $69,128 in 2008, $32,508 in 2009, $13,998 in 2010 and $12,476 in 2011.
     Below market leases assumed in the Merger were $356,788. The estimated amortization for the next five years is $17,273 in 2007, $15,880 in 2008, $15,772 in 2009, $15,112 in 2011 and $14,872 in 2012. The weighted average useful life is 27.3 years.
     The following unaudited pro forma financial information for the years ended December 31, 2006 and 2005, gives effect to the Merger as if it had occurred on January 1, 2005. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Year Ended
	December 31,
	2006	2005
Total gross revenues	$376,659	$346,080
Income (loss) from continuing operations	586	(3,163)
Net income	34,967	15,338
Net income (loss) per common share – basic	0.27	(0.02)
Net income (loss) per common share – diluted	0.27	(0.02)
     Certain non-recurring charges recognized historically by Newkirk have been eliminated for purposes of the unaudited pro forma consolidated information. However, the pro forma loss from continuing operations in 2005 includes a $25,306 loss on early extinguishment of debt.

(6) Discontinued Operations and Assets Held For Sale
     At December 31, 2006, the Company had nine properties held for sale with aggregate assets of $69,612 and liabilities, principally mortgage notes payable, aggregating $6,064. As of December 31, 2005, the Company had three properties held for sale, with aggregate assets of $49,397 and liabilities of $32,145. In 2006, 2005 and 2004, the Company recorded impairment charges, net of minority interests, of $21,612, $11,302 and $5,447, respectively, related to discontinued operations.
     The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Total gross revenues	$11,902	$20,983	$25,055
Pre-tax income, including gains on sales	$8,491	$7,757	$10,231
     During 2006, the Company conveyed a property to a lender for full satisfaction of a loan and satisfied the related mortgages on properties sold, which resulted in a net debt satisfaction gain of $3,626. In addition, the Company sold one property for a sale price of $6,400 and provided $3,200 in interest only secured financing to the buyer at a rate of 6.0%, which matures in 2017.
     During the 2006, the tenant in a property in Warren, Ohio exercised its option to purchase the property at fair market value, as defined in the lease. Based on the appraisals received and the procedure set forth in the lease, the Company estimated that the fair market value, as defined in the lease, will not exceed approximately $15,800. Accordingly, the Company recorded an impairment charge of $28,209 in the third quarter of 2006.
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
(7) Notes Receivable
     The Company’s notes receivable, including accrued interest, are comprised of five first mortgage loans on real estate aggregating $33,400, bearing interest at rates ranging from 5.5% to 8.5% and maturing at various dates between 2010 and 2017. In addition, the Company has second mortgages on real estate aggregating $17,134, with an imputed rate of 8.0% and maturing at various dates through 2022.
(8) Investment in Non-Consolidated Entities
     The Company has investments in various real estate joint ventures.
Lexington Acquiport Company, LLC (The Company has 33 1/3% interest.)
     Lexington Acquiport Company, LLC (“LAC”) is a joint venture with the Comptroller of the State of New York as Trustee for the Common Retirement Fund (“CRF”). The Company and CRF originally committed to contribute up to $50,000 and $100,000, respectively, to invest in high quality office and industrial net leased real estate. The partners agreed that they would close the funding obligations to LAC. LRA earns annual management fees of 2% of rent collected and acquisition fees equaling 75 basis points of the purchase price of each property investment. All allocations of profit, loss and cash flows from LAC are made one-third to the Company and two-thirds to CRF.
     During 2005, LAC sold a property for net proceeds of $23,496 which resulted in a gain of $5,219.
Lexington Acquiport Company II, LLC (The Company has 25% interest.)
     Lexington Acquiport Company II, LLC (“LAC II”) is another joint venture with CRF. The Company and CRF have committed $50,000 and $150,000, respectively. In addition to the fees LRA earns on acquisitions and asset management in LAC, LRA also earns 50 basis points on all mortgage debt directly placed in LAC II. All allocations of profit, loss and cash flows from LAC II will be allocated 25% to the Company and 75% to CRF. As of December 31, 2006 and 2005, $135,088 had been funded by the members.
     During 2006, LAC II did not purchase any properties.

     During 2005, LAC II purchased four properties for a capitalized cost of $181,867, two of which were transferred from the Company for $52,125. LAC II partially funded these acquisitions by the use of $124,155 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.2% to 5.9% and mature at various dates ranging from 2013 to 2020.
     CRF can presently elect to put its equity position in LAC and LAC II to the Company. The Company has the option of issuing common shares for the fair market value of CRF’s equity position (as defined) or cash for 110% of the fair market value of CRF’s equity position. The per common share value of shares issued for CRF’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date (ii) the Company’s funds from operations per share (as defined) multiplied by 8.5 or (iii) $13.40 for LAC properties and (iv) $15.20 for LAC II properties. The Company has the right not to accept any property (thereby reducing the fair market value of CRF’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If CRF exercised this put, it is the Company’s current intention to settle this amount in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.
Lexington Columbia LLC (The Company has a 40% interest.)
     Lexington Columbia LLC (“Columbia”) is a joint venture established December 30, 1999 with a private investor. Its sole purpose is to own a property in Columbia, South Carolina net leased to Blue Cross Blue Shield of South Carolina, Inc. through September 2009. The purchase price of the property was approximately $42,500. In accordance with the operating agreement, net cash flows, as defined, are allocated 40% to the Company and 60% to the other member until both parties have received a 12.5% return on capital. Thereafter cash flows will be distributed 60% to the Company and 40% to the other member.
     During 2001, Columbia expanded the property by 107,894 square feet bringing the total square feet of the property to 456,304. The $10,900 expansion was funded 40% by the Company and 60% by the other member. The tenant has leased the expansion through September 2009 for an average annual rent of $2,000. Cash flows from the expansion are distributed 40% to the Company and 60% to the other member.
     LRA earns annual asset management fees of 2% of rents collected.
Lexington/Lion Venture L.P. (The Company has a 30% interest.)
     Lexington/Lion Venture L.P. (“LION”) was formed on October 1, 2003 by the Company and Clarion Lion Properties Fund (“Clarion”) to invest in high quality single tenant net leased retail, office and industrial real estate. The limited partnership agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the partnership agreement. The limited partnership agreement provided for the Company and Clarion to invest up to $30,000 and $70,000, respectively, and to leverage these investments up to a maximum of 60%. During 2005, the Company and Clarion increased their equity commitment by $25,714 and $60,000, respectively. All funding requirements have been met and the partners may agree to continue to purchase additional properties, but have no additional funding obligations. LRA earns acquisition and asset management fees as defined in the operating agreement. All allocation of profit, loss and cash flows are made 30% to the Company and 70% to Clarion until each partner receives a 12% internal rate of return. The Company is eligible to receive a promoted interest of 15% of the internal rate of return in excess of 12%. No promoted interest was earned in 2006 or 2005 by the Company.
     Clarion can elect to put its equity position in LION to the Company. The Company has the option of issuing common shares for the fair market value of Clarion’s equity position (as defined) or cash for 100% of the fair market value of Clarion’s equity position. The per common share value of shares issued for Clarion’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date (ii) the Company’s funds from operations per share (as defined) multiplied by 9.5 or (iii) $19.98. The Company has the right not to accept any property (thereby reducing the fair market value of Clarion’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If Clarion exercises this put, it is the Company’s current intention to settle this amount in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.
     During 2006, LION purchased one property for a capitalized cost of $28,418 . This acquisition was partially funded by $18,363 in a non-recourse mortgage, which bears interest at 6.10% and matures in 2016.
     During 2005, LION purchased three properties for a capitalized cost of $92,400. These acquisitions were partially funded by $54,780 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.0% to 5.6% and mature at various dates ranging from 2012 to 2019.

Triple Net Investment Company LLC (The Company has a 30% interest.)
     In June 2004, the Company entered into a joint venture agreement with the State of Utah Retirement Systems (“Utah”). The joint venture entity, Triple Net Investment Company, LLC (“TNI”), was created to acquire high quality office and industrial properties net leased to investment and non-investment grade single tenant users; however, TNI has also acquired retail properties. The operating agreement provides for a ten-year term unless terminated sooner pursuant to the terms of the operating agreement. The Company and Utah initially committed to make equity contributions to TNI of $15,000 and $35,000, respectively. In December 2005, the Company and Utah increased their contribution by $21,429 and $50,000, respectively. As of December 31, 2006 and 2005, $86,914 and $83,015, respectively, had been funded. In addition, TNI finances a portion of acquisition costs through the use of non-recourse mortgages.
     During 2006, TNI made one property acquisition for a capitalized cost of $13,456. The acquisition was partially funded by $9,500 in a non-recourse mortgage, which bears interest at 5.91% and matures 2018.
     During 2005, TNI made three acquisitions aggregating $126,781. The acquisitions were partially funded through the use of $83,327 in non-recourse mortgages, which bear interest at fixed rates ranging from 5.1% to 5.2% and mature at various dates ranging in 2012 and 2013.
     In addition, TNI recorded an impairment charge of $1,838 and accelerated amortization of an above market lease of $4,704 relating to the write-off of lease intangible and the above market lease for a disaffirmed lease of a property whose lease was rejected by the previous tenant in bankruptcy. TNI sold to an unrelated third party its bankruptcy claim to the disaffirmed lease for $5,680, which resulted in a gain of $5,567.
     Utah can elect to put its equity position in TNI to the Company. The Company has the option of issuing common shares for the fair market value of Utah’s equity position (as defined) or cash for 100% of the fair market value of Utah’s equity position. The per common share value of shares issued for Utah’s equity position will be the greater of (i) the price of the Company’s common shares on the closing date (ii) the Company’s funds from operations per share (as defined) multiplied by 12.0 or (iii) $21.87. The Company has the right not to accept any property (thereby reducing the fair market value of Utah’s equity position) that does not meet certain underwriting criteria (e.g. lease term and tenant credit). If Utah exercises this put, it is the Company’s current intention to settle this obligation in cash. In addition, the operating agreement contains a mutual buy-sell provision in which either partner can force the sale of any property.
Oklahoma City (The Company owns a 40% tenancy in common interest in a real property.)
     Oklahoma City (“TIC”) is a tenancy in common established in 2005. The Company sold, at cost, a 60% tenancy in common interest in one of the properties it acquired during 2005 for $3,961 in cash and the assumption of $8,849 in mortgage debt.
Lexington Strategic Asset Corp. (The Company had a 32.3% interest at December 31, 2005.)
     Lexington Strategic Asset Corp. (“LSAC”) was established in 2005. During 2005, the Company contributed four properties at a carrying value of $50,821 (three of which were subject to non-recourse mortgages of $21,293) plus financing deposits to LSAC in exchange for 3,319,600 common shares of LSAC at a value of $10.00 per share. The mortgages bore interest at rates ranging from 5.1% to 5.3% and mature in 2015. In addition, LSAC sold 6,738,000 common shares to third parties, at $10.00 per common share, generating net proceeds of $61,595, after deducting offering costs and expenses. LRA is the advisor of LSAC. LRA earns a base advisory fee of (i) 1.75% of LSAC’s shareholders’ equity, as defined, up to $500,000 and 1.50% of LSAC’s shareholders’ equity in excess of $500,000 and (ii) incentive advisory fees (promoted interest) based upon LSAC’s performance. The Company granted certain officers the right to 40% of the promoted interest earned by LRA. Also, certain officers purchased 220,000 common shares of LSAC at its formation for $110, a portion of which is subject to a claw back provision and an additional 100,000 common shares in the offering for $1,000. As of December 31, 2006, the Company indirectly holds approximately 76% of the Class A voting limited partnership interests in LSAC OP (Class A Units), and 60% of the Class B limited partnership interests in LSAC OP (Class B Units) and executive officers of the Company hold the remaining 40% of the Class B Units. The Class A Units are entitled to a proportionate share of the capital, profits and losses of LSAC OP, including distributions that will be equivalent to the dividends on the LSAC’s common stock. The Class B Units have no voting rights. The Class B Units are entitled to quarterly distributions based on financial performance. During 2006, the Company purchased directly from shareholders 4.6 million common shares of LSAC for $42,619, increasing its ownership to approximately 76% of the total common shares outstanding. Due to this increased ownership percentage, LSAC became a consolidated entity as of November 1, 2006. During 2006, LSAC acquired eight properties for an aggregate capitalized cost of $82,511 and obtained $61,951 in non-recourse mortgages, which have a weighted average interest rate of 6.06% and mature between 2016 and 2021. During 2005, LSAC acquired two properties for an aggregate capitalized cost of $25,036 and obtained a $10,100 non-recourse mortgage note, secured by one property, which bears interest at 5.46% and matures in 2020.

Concord Debt Holdings LLC (The MLP has a 50.0% interest)
     The MLP and WRT Realty L.P. (“Winthrop”) have a joint venture to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord Debt Holdings, LLC, formerly 111 Debt Holdings Corp. (“Concord”). The Company’s Executive Chairman is also the Chief Executive Officer of the parent of Winthrop. The joint venture is equally owned and controlled by the MLP and Winthrop. The MLP and Winthrop have committed to invest up to $100,000 each in Concord. As of December 31, 2006, $91,342 has been invested by the MLP. All profits, losses and cash flows are distributed in accordance with the respective membership interests.
     The joint venture is governed by an investment committee which consists of two members appointed by each of Winthrop and the MLP with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote by three of the four members appointed by Winthrop and the MLP. Pursuant to the terms of the joint venture agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, require the consent of the investment committee; provided, however, the consent of both Winthrop and the MLP is required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the MLP would require consent of Winthrop’s Conflicts Committee or the Company’s independent trustees.
     Concord entered into a $300,000 repurchase agreement with Column Financial Inc. and a $200,000 repurchase agreement with Bear Stearns International Limited. As of December 31, 2006, these facilities have an aggregate of $43,893 outstanding. In 2006, Concord completed its first collateralized debt obligation offering by issuing $376,650 of debt and retaining a notional equity investment of $88,351.
Other Equity Method Investment Limited Partnerships
     The MLP is a partner in three partnerships with ownership percentages ranging between 24.0% and 30.5% and these partnerships own net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partners interests.
Summarized Financial Data
     Summarized combined balance sheets as of December 31, 2006 and 2005 and income statements for the years ending December 31, 2006, 2005, and 2004 for all non-consolidated entities (excluding LSAC for 2006) are as follows:

	2006	2005
Real estate, net	$1,395,422	$1,384,361
Other assets	799,329	267,310

	$2,194,751	$1,651,671

Mortgages and notes payable	$1,470,951	$993,454
Other liabilities	29,001	26,767
The Company’s capital	246,477	192,466
Other partners/members capital	448,322	438,984

	$2,194,751	$1,651,671

	2006	2005	2004
Revenues	$166,368	$145,830	$83,387
Expenses	(162,883)	(132,878)	(62,764)
Debt satisfaction charge	—	(1,952)	—
Impairment charge	(1,838)	—	—
Gain on sale of bankruptcy claim	5,567	—	—
Gain on sale of property	—	5,219	—

Net income	$7,214	$16,219	$20,623

     The Company, through LRA, earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these investments were $3,815, $4,742, and $4,572 in 2006, 2005 and 2004, respectively.
(9) Mortgages and Notes Payable and Contract Rights Payable
     The Company had outstanding mortgages and notes payable of $2,123,174 and $1,139,971 as of December 31, 2006 and 2005, respectively, excluding discontinued operations. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.89% to 10.50% at December 31, 2006 and the mortgages and notes payable mature between 2008 and 2025. Interest rates, including imputed rates, ranged from 4.42% to 10.50% at December 31, 2005. The weighted average interest rate at December 31, 2006 and 2005 was approximately 6.1% and 6.0%, respectively.
     During 2006 and 2005, the Company obtained $187,447 and $471,907 in non-recourse mortgages that bore interest at a weighted average fixed rate of 6.0% and 5.2% respectively.

     The MLP has a secured loan, which bears interest, at the election of the MLP, at a rate equal to either (i) LIBOR plus 175 basis points or (ii) the prime rate. As of December 31, 2006, $547,199 was outstanding (see Note 21). The secured loan is scheduled to mature in August 2008, subject to two one year extensions. The secured loan requires monthly payments of interest and quarterly principal payments of $1,875 during the term of the secured loan, increasing to $2,500 per quarter during the extension periods. The MLP is also required to make principal payments from the proceeds of property sales, refinancing and other asset sales if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement for property sales and 100% of proceeds from refinancing, economic discontinuance, insurance settlements and condemnations. The loan has customary covenants which the MLP was in compliance with at December 31, 2006 and 2005.
     The MLP entered into the following agreements in order to limit the exposure to interest rate volatility: (i) a five year interest rate swap agreement with KeyBank National Association effectively setting the LIBOR rate at 4.642% for $250,000 of the loan balance through August 2010; and (ii) a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited until August 2008 for a notional amount of $290,000.
     The Company has a $200,000 revolving credit facility, which expires June 2008, bears interest at 120-170 basis points over LIBOR, depending on the amount of the Company’s leverage level and has an interest rate period of one, three or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants, which the Company was in compliance as of December 31, 2006 and 2005. As of December 31, 2006, there was $65,194 outstanding under the credit facility, approximately $132,994 was available to be borrowed and the Company has outstanding letters of credit aggregating $1,812 (see Note 21). The Company pays an unused facility fee equal to 25 basis points if 50% or less of the credit facility is utilized and 15 basis points greater than 50% of the credit facility it utilized.
     Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (losses), excluding discontinued operations, of $7,228, $4,409 and $(56) for the years ended December 31, 2006, 2005 and 2004, respectively.
     Contract rights payable is a promissory note with a fixed interest rate of 9.68%, which provides for the following amortization payments:

2007	$0
2008	0
2009	229
2010	491
2011	540
Thereafter	10,971

$12,231

     Mortgages payable and the secured loan are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any repayments. In addition, certain mortgages are cross-collaterialized and cross-defaulted.
     Scheduled principal payments for mortgages and notes payable, including $5,851 in mortgages payable relating to discontinued operations, for the next five years and thereafter are as follows:

Years ending
December 31,	Total
2007	$73,075
2008	699,526
2009	104,378
2010	90,363
2011	142,793
Thereafter	1,018,890

$2,129,025

(10) Leases
     Lessor:
     Minimum future rental receipts under the non-cancellable portion of tenant leases, excluding leases on properties held for sale, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending
December 31,
2007	$411,757
2008	369,441
2009	283,815
2010	234,230
2011	215,265
Thereafter	1,014,072

$2,528,580

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
Lessee:
     The Company holds leasehold interests in various properties. Generally, the ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Company as additional rent. Certain properties are economically owned through the holding of industrial revenue bonds and as such neither ground lease payments nor bond debt service payments are made or received, respectively. For certain of the properties, the Company has an option to purchase the land.
     Minimum future rental payments under non-cancellable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value for the next five years and thereafter are as follows:

Year ending
December 31,
2007	$3,998
2008	3,464
2009	3,067
2010	2,568
2011	2,167
Thereafter	14,975

$30,239

     Rent expense for the leasehold interests was $604, $528 and $288 in 2006, 2005 and 2004, respectively.
     The Company leases its corporate headquarters. The lease expires December 2015, with rent fixed at $599 per annum through December 2008 and will be adjusted to fair market value, as defined, thereafter. The Company is also responsible for its proportionate share of operating expenses and real estate taxes. As an incentive to enter the lease the Company received a payment of $845 which it is amortizing as a reduction of rent expense. The Company also leases a regional office until July 2010 from LION. The minimum lease payments for these offices are $637 for 2007, $639 for 2008, $41 for 2009 and $21 for 2010. Rent expense for these offices for 2006, 2005 and 2004 was $877, $861 and $618, respectively, and is included in general and administrative expenses.
(11) Minority Interests
     In conjunction with several of the Company’s acquisitions, property owners were issued OP Units as a form of consideration in exchange for the property. In connection with the Merger, the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 MLP units totaling 35,538,803, excluding MLP units held directly or indirectly by the Company. Holders of certain MLP units have voting rights equivalent to common shareholders of the Company through the Special Voting Preferred Share. Pursuant to a voting trustee agreement, NKT Advisors, LLC, an affiliate of Michael L. Ashner, the Company’s Executive Chairman, holds the one share of the Company’s special voting preferred stock and is required to cast the votes attached to the special voting preferred stock in proportion to the votes it receives from holders of voting MLP units, other than the general partner of the MLP or any other Lexington affiliate, provided that Vornado Realty Trust (“Vornado”) will not have the right to vote for board members of the Company at any time when an affiliate of Vornado is serving or standing for election as a board member of the Company. NKT Advisors, LLC will be entitled to vote Vornado’s voting MLP units in its sole discretion to the extent the voting rights of Vornado’s affiliates are so limited. All of OP Units, other than the OP Units held directly or indirectly by the Company, are redeemable at certain times, only at the option of the holders, for cash or common shares, at the Company’s option, on a one-for-one basis at various dates and are not otherwise mandatorily redeemable by the Company. During 2006, one of the Company’s operating partnerships issued 33,954 units ($750) in connection with an acquisition. During 2005, one of the Company’s operating partnerships issued 352,244 OP Units for $7,714 in cash. As of December 31, 2006, there were 41,191,115 OP Units outstanding. Of the total OP Units outstanding, 29,351,098 are held by related parties. Generally, holders of OP Units are entitled to receive distributions equal to the dividends paid to our common shareholders, except that certain OP Units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company’s dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in the Company’s dividend. No OP Units have a liquidation preference. As of December 31, 2005, there were 5,720,071 OP Units outstanding.
(12) Preferred and Common Shares
     During 2006, the Company issued 15,994,702 common shares relating to the Merger. During 2005, the Company issued 2,500,000 common shares in public offerings raising $60,722 in proceeds, which was used to retire mortgage debt and fund acquisitions.
     Pursuant to a voting trustee agreement, NKT Advisors, LLC, an affiliate of Michael L. Ashner, the Company’s Executive Chairman, holds the one share of the Company’s special voting preferred stock and is required to cast the votes attached to the special voting preferred stock in proportion to the votes it receives from holders of voting MLP units, other than the general partner of the MLP or any other Lexington affiliate, provided that Vornado will not have the right to vote for board members of the Company at any time when an affiliate of Vornado is serving or standing for election as a board member of the Company. NKT Advisors, LLC will be entitled to vote Vornado’s voting MLP units in its sole discretion to the extent the voting rights of Vornado’s affiliates are so limited.
     During 2005 and 2004, the Company issued 400,000 shares (which were issued pursuant to an underwriters over allotment option) and 2,700,000 shares of Series C Cumulative Convertible Preferred Stock, raising net proceeds of $19,463 and $131,126, respectively. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $20,000 and $135,000, respectively, and the Company commencing November 2009, if certain common share prices are achieved, can force conversion into common shares. In addition, each share is currently convertible into 1.8643 common shares. This conversion ratio may increase over time if the Company’s common share dividend exceeds certain quarterly thresholds.
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
     On or after November 16, 2009, the Company may, at the Company’s option, cause the Series C Cumulative Convertible Preferred Stock to be automatically converted into that number of common shares that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if, at certain times, the closing price of the Company’s common shares equals or exceeds 125% of the then prevailing conversion price of the Series C Cumulative Convertible Preferred Stock.
     Investors in the Series C Cumulative Convertible Preferred Stock generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and under certain other circumstances. Upon conversion the Company may choose to deliver the conversion value to investors in cash, common shares, or a combination of cash and common shares.
     During 2006 and 2005, holders of an aggregate of 96,205 and 37,200 OP Units redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $1,099 and $441, respectively.
     During 2006 and 2005, the Company issued 639,353 and 276,608 common shares, respectively, to certain employees. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff based after 5 years and in other cases vesting only occurs if certain performance criteria are met (see Note 13).
     During 2006 and 2005, the Company issued 627,497 and 658,122 common shares, respectively, under its dividend reinvestment plan which allows shareholders to reinvest dividends to purchase common shares at a 5% discount to its market value, as defined.

(13) Benefit Plans
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
     Share option activity during the years indicated is as follows:

		Weighted-Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2003	521,530	$13.94
Granted	—	—
Exercised	(345,200)	13.48
Forfeited	—	—
Expired	—	—

Balance at December 31, 2004	176,330	$14.70
Granted	—	—
Exercised	(133,830)	14.71
Forfeited	(2,000)	13.66
Expired	—	—

Balance at December 31, 2005	40,500	14.71
Granted	—	—
Exercised	(20,500)	14.15
Forfeited	(2,000)	15.50
Expired	(1,500)	11.82

Balance at December 31, 2006	16,500	$15.56

     The following is additional disclosures for common share options outstanding at December 31, 2006:

	Options Outstanding			Exercisable Options
		Weighted			Weighted
Range of		Average	Remaining		Average
Exercise		Exercise	Life		Exercise
Prices	Number	Price	(Months)	Number	Price
$15.50-$15.90	16,500	$15.56	2	16,500	$15.56

     The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 25% of the first 4% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $229, $179 and $171 of contributions are applicable to 2006, 2005 and 2004, respectively.
     Non-vested share activity for the year ended December 31,2006, is as follows:

	Number of	Weighted-Average
	Shares	Value Per Share
Balance at December 31, 2005	708,628	$20.38
Granted	639,353	22.15
Forfeited	(469)	21.30
Vested	(692,751)	20.93

Balance at December 31, 2006	654,761	$21.52

     As of December 31, 2006, of the remaining 654,761 non-vested shares, 353,048 are subject to time vesting and 301,713 are subject to performance vesting. There are 592,802 awards available for grant at December 31, 2006. In addition, the Company has $9,383 in unrecognized compensation costs that will be charged to compensation expense over an average of approximately 4.6 years.
     In 2006, the Board of Trustees approved the accelerated vesting of certain time based non-vested shares, which resulted in a charge to earnings of $10,758, which is included in general and administrative expenses.
     During 2006, 2005 and 2004, the Company recognized $16,950 (including the $10,758 in accelerated amortization of non-vested shares), $3,595 and $2,523, respectively, in compensation relating to share grants to trustees and employees.
     The Company has established a trust for certain officers in which non-vested common shares, which generally vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2006 and 2005, there were 427,531 common shares in the trust.
(14) Income Taxes
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
     The Company’s (benefit) provision for income taxes for the years ended December 31, 2006, 2005 and 2004 is summarized as follows:

	2006	2005	2004
Current:
Federal	$139	$222	$2,249
State and local	331	93	958
Deferred:
Federal	(561)	(358)	(1,722)
State and local	(147)	(107)	(304)

	$(238)	$(150)	$1,181

     Deferred tax assets of $3,230 and $2,492, respectively are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2006 and 2005, respectively. These deferred tax assets relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax, basis of real estate investments and net operating loss carry forwards.
     The income tax (benefit) provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2006	2005	2004
Federal (benefit) provision at statutory tax rate (34%)	$(548)	$(96)	$1,106
State and local taxes, net of Federal benefit	(86)	(24)	195
Other	396	(30)	(120)

	$(238)	$(150)	$1,181

As of December 31, 2006, the Company has estimated net operating loss carry forwards for federal income tax reporting purposes of $11,781, which would begin to expire in tax year 2025. No valuation allowances have been recorded against deferred tax assets as the Company believes they are fully realizable, based upon projected future taxable income.
(15) Commitments and Contingencies
     The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.
     Certain employees have employment contracts and are entitled to severance benefits in the case of a change of control, as defined in the employment contract.
     The Company, including its non-consolidated entities, are obligated under certain tenant leases to fund the expansion of the underlying leased properties.
(16) Related Party Transactions
     Certain officers of the Company own OP Units or other interests in entities consolidated or accounted for under the equity method.
     All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees or the Audit Committee.
     As of December 31, 2006 the Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two mortgage loans encumbering MLP properties. As of December 31, 2006, the value of the ownership interests is $16,371.

     An affiliate of our Executive Chairman provides certain asset management, investor and administrative services to certain partnerships in which the Company owns an equity interest.
     In addition, an affiliate of the Executive Chairman, will provide management services on any of the Company’s properties that require such management services in the future, excluding properties that are currently managed by third parties.
     In addition, the Company earns fees from certain of its non-consolidated investments (See note 8).
(17) Fair Market Value of Financial Instruments
Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.
Notes Receivable. The Company has determined that the fair value of these instruments approximates carrying costs as their interest rates approximate market.
Mortgages, Notes Payable and Contract Rights Payable. The Company determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments approximates the carrying value as of December 31, 2006 and exceeded carrying value by $24,440 as of December 31, 2005.
(18) Concentration of Risk
     The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.
     For the years ended December 31, 2006, 2005 and 2004, no tenant represented 10% or more of gross revenues.
     In March 2006, Dana Corporation (“Dana”), a tenant in 11 properties, including non-consolidated entities, filed for Chapter 11 bankruptcy. Dana succeeded on motions to reject leases on 2 properties owned by the Company and a non-consolidated entity and has affirmed the other 9 leases. During the second quarter of 2006, the Company recorded an impairment charge of $1,121 and accelerated amortization of an above-market lease of $2,349, relating to the write off of lease intangibles and the above-market lease for the disaffirmed lease of a consolidated property. During the fourth quarter of 2006, the Company recorded an additional impairment charge of $6,100 relating to this property. In addition, the Company’s proportionate share from a non-consolidated entity of the impairment charge and accelerated amortization of an above-market lease for a disaffirmed lease was $551 and $1,412, respectively. In addition, the Company, including its interest through a non-consolidated entity, sold its bankruptcy claims related to the 2 disaffirmed leases for approximately $7,100 which resulted in a gain of approximately $6,900.
(19) Supplemental Disclosure of Statement of Cash Flow Information
     During 2006, 2005 and 2004, the Company paid $ 70,256, $65,635 and $41,179, respectively, for interest and $273, $1,703 and $4,024, respectively, for income taxes.
     During 2006, the Company had an unrealized gain on marketable equity securities and an unrealized gain in foreign currency translation of $789 and $484, respectively.
     During 2006, 2005 and 2004, the Company recognized $16,950 (including the $10,758 in accelerated amortization of non-vested shares), $3,595 and $2,523, respectively, in compensation relating to share grants to trustees and employees.
     During 2006, the Company sold a property in which the purchaser assumed a mortgage note encumbering the property in the amount of $14,170. In addition, the Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to the sale of another property.
     During 2005, the Company provided $11,050 in secured financing related to the sale of a property.
     During 2005, in connection with certain mortgage financings the lender withheld $5,600 in proceeds which was disbursed upon expansion of the mortgaged properties in 2006.
     During 2006 and 2005, the Company recorded a derivative asset of $2,745 and a derivative liability of $512, respectively.
     During 2004, the Company sold a property for $4,324 and received as a part of the consideration a note receivable of $3,488. The note was repaid in 2005.
     During 2006, 2005 and 2004, holders of an aggregate of 96,205, 37,200 and 114,159 OP Units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders’ equity and corresponding decreases in minority interests of $1,099, $441 and $1,487, respectively.
     During 2006, the Company issued 33,954 OP Units valued at $750 to acquire a single net leased property.

     During 2004, the Company assumed $273,260 in liabilities relating to the acquisition of real estate, including the acquisition of the remaining 77.3% partnership interest it did not already own in Florence. The other assets acquired and liabilities assumed with the Florence acquisition were not material.
     During 2004, the Company issued 97,828 of Units valued at $1,801 to acquire 100% of the partnership interest in a partnership it did not already own. Of there units, 27,212 were issued to two executive officers.
     Effective November 1, 2006, LSAC became a consolidated subsidiary of the Company. The assets and liabilities of LSAC are treated as non-cash activities for the Statement of Cash Flows, were as follows:

Real estate	$106,112
Cash	$31,985
Other assets	$23,476
Mortgage payable	$72,057
Other liabilities	$1,341
     In 2005 and 2004, the Company contributed properties (along with non-recourse mortgage notes of $36,041 and $97,641, respectively) to joint venture entities for capital contributions of $32,170 and $13,718, respectively. In addition, during 2004 the Company issued mortgage notes receivable of $45,800 relating to these contributions, which were repaid in 2005.
     See footnote 5 for discussion of the Merger.
(20) Unaudited Quarterly Financial Data

	2006
	3/31/06	6/30/06	9/30/06	12/31/06
Total gross revenues(1)	$51,621	$49,258	$51,271	$55,241
Net income (loss)	$6,078	$25,520	$(17,596)	$(6,249)
Net income (loss) allocable to common shareholders — basic	$1,969	$21,411	$(21,705)	$(10,357)
Net income (loss) allocable to common shareholders — per share:
Basic	$0.04	$0.41	$(0.42)	$(0.20)
Diluted	$0.04	$0.41	$(0.42)	$(0.20)

	2005
	3/31/05	6/30/05	9/30/05	12/31/05
Total gross revenues(1)	$33,983	$46,575	$52,239	$50,661
Net income (loss)	$9,526	$15,949	$8,970	$(1,750)
Net income (loss) allocable to common shareholders — basic	$5,417	$11,841	$4,861	$(5,859)
Net income (loss) allocable to common shareholders — per share:
Basic	$0.11	$0.24	$0.10	$(0.11)
Diluted	$0.11	$0.22	$0.08	$(0.11)

(1)	All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2006 and 2005, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Income.
     The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(21) Subsequent Events
     Subsequent to December 31, 2006, the Company:
•	purchased one property for $14,250 and financed the purchase price with a non-recourse mortgage loan of $9,975, which bears interest at 5.72% and matures in 2017;

•	obtained a $7,350 non-recourse mortgage loan at an interest rate of 5.85% which matures in 2021;

•	issued 6.2 million shares of Series D Cumulative Redeemable Preferred Stock ($155,000) at a dividend rate of 7.55%, raising net proceeds of approximately $150,000;

•	issued, through the MLP, $300,000 in 5.45% Guaranteed Exchangeable Notes due in 2027. These notes can be put to the Company commencing 2012 and every five years thereafter through maturity. The notes are convertible by the holders into common shares at a price of $25.25 per share; however, the principal balance must be satisfied in cash;

•	received notification from a tenant that the tenant was exercising its early termination option. In addition, the Company entered into a sale agreement with a third party for the property subject to purchaser due diligence. If the sale is consummated by June 2007, the tenant will pay the Company $2,800 and be relieved of its lease obligation. If the sale is not consummated, then the tenant owes $1,900 by May 2007 and the lease will terminate June in 2008.

•	obtained a $23,000 non-recourse mortgage loan at an interest rate of 6.11%, which matures in 2017.

•	repaid all outstanding borrowings on the Company’s line of credit;

•	repaid $349,255 of the outstanding borrowings on the MLP’s secured loan; and

•	received notification that a tenant exercised an early termination option for a lease scheduled to expire in 2013, resulting in a termination effective in 2008 and the tenant must make a termination payment of $1,392.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)
Initial cost to Company and Gross Amount at which carried at End of Year(A)

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)
R&D	Glendale, AZ	$14,278	$4,996	$24,392	$29,388	$14,036	Nov-86	1985	12 & 40
Industrial	Marshall, MI	—	33	3,932	3,965	1,890	Aug-87	1968/1972	12,20,22 & 40
Industrial	Marshall, MI	—	14	926	940	505	Aug-87	1979	12,20 & 40
Retail	Newport, OR	6,644	1,400	7,270	8,670	4,072	Sep-87	1986	12,15 & 40
Office/Warehouse	Tampa, FL	8,052	1,900	9,854	11,754	4,510	Nov-87	1986	28,30 & 40
Office/Warehouse	Memphis, TN	—	1,053	11,438	12,491	8,641	Feb-88	1987	8 &15
Retail	Klamath Falls, OR	—	728	9,159	9,887	4,303	Mar-88	1986	40
Office	Tampa, FL	5,823	1,389	7,866	9,255	4,013	Jul-88	1986	10, 24, 26, 31, & 40
Warehouse/Industrial	Jacksonville, FL	—	258	3,637	3,895	1,551	Jul-88	1958/1969	20, 25 & 40
Warehouse/Distribution	Mechanicsburg, PA	13,126	1,439	13,986	15,425	5,358	Oct-90	1985/1995	40
Retail	Laguna Hills, CA	—	255	5,035	5,290	2,793	Aug-95	1974	17 & 20
Retail	Oxon Hill, MD	—	403	2,765	3,168	1,487	Aug-95	1976	18.21 & 24
Retail	Rockville, MD	—	—	1,784	1,784	968	Aug-95	1977	20 & 22
Retail/Health Club	Canton, OH	757	602	3,819	4,421	1,050	Dec-95	1987	40
Office	Salt Lake City, UT	7,137	—	55,404	55,404	22,686	May-96	1982	26
Retail	Honolulu, HI	—	—	11,147	11,147	7,898	Dec-96	1980	5
Industrial	Oberlin, OH	—	276	4,515	4,791	1,129	Dec-96	1996	40
Manufacturing	Franklin, NC	1,600	386	3,062	3,448	766	Dec-96	1996	40
Retail	Clackamas, OR	—	523	2,847	3,370	1,587	Dec-96	1981	14 & 24
Retail	Lynwood, WA	—	488	2,658	3,146	1,483	Dec-96	1981	14 & 24
Retail	Tulsa, OK	—	447	2,432	2,879	1,356	Dec-96	1981	14 & 24
Warehouse	New Kingston, PA	6,917	1,380	10,963	12,343	2,684	Mar-97	1989	40
Warehouse	Mechanicsburg, PA	5,106	1,012	8,039	9,051	1,968	Mar-97	1985	40
Warehouse	New Kingston, PA	3,295	674	5,360	6,034	1,312	Mar-97	1981	40
Office	Dallas, TX	—	3,582	32,413	35,995	7,285	Sep-97	1986	40
Warehouse	Waterloo, IA	5,899	1,025	8,296	9,321	1,910	Oct-97	1996/1997	40
Office	Richmond, VA	—	—	27,282	27,282	7,614	Dec-97	1990	32.25
Office	Decatur, GA	6,268	975	13,677	14,652	3,077	Dec-97	1983	40
Office	Hebron, OH	15,953	1,063	4,271	5,334	538	Dec-97	2000	40
Industrial	Gordonsville, TN	—	52	3,325	3,377	861	Dec-97	1983/1985	34.75
Office/Warehouse	Bristol, PA	9,393	2,508	10,031	12,539	2,194	Mar-98	1982	40
Office	Hebron, KY	—	1,615	7,743	9,358	1,540	Mar-98	1987	6,12 & 40
R&D	Livonia, MI	—	2,008	8,328	10,336	1,570	Mar-98	1987/1988	8 & 40
Office	Livonia, MI	10,625	1,554	7,961	9,515	1,459	Mar-98	1988	8 & 40
Office	Palm Beach Gardens, FL	10,759	3,578	14,249	17,827	3,073	May-98	1996	40
Industrial	Lancaster, CA	18,683	2,028	28,183	30,211	4,410	Jun-98	1998/2002	40
Industrial	Auburn Hills, MI	6,758	2,788	11,342	14,130	2,353	Jul-98	1989/1998	40
Warehouse/Distribution	Baton Rouge, LA	1,670	685	3,316	4,001	648	Oct-98	1998	9 & 40
Office	Herndon, VA	18,258	5,127	20,730	25,857	3,616	Dec-99	1987	40
Office	Bristol, PA	5,611	1,073	7,709	8,782	1,357	Dec-99	1998	40
Office	Southborough, MA	1,759	456	4,291	4,747	755	Dec-99	1984	40
Office	Hampton, VA	7,072	2,333	9,352	11,685	1,198	Mar-00	1999	40
Office	Phoenix, AZ	19,143	4,666	18,695	23,361	3,091	May-00	1997	6 & 40
Industrial	Danville, IL	6,292	1,796	7,182	8,978	1,087	Dec-00	2000	40
Industrial	Chester, SC	13,443	558	21,665	22,223	5,375	Jan-01	2001/2005	25 & 40
Office	Bremerton, WA	6,564	2,144	8,633	10,777	689	Oct-01	2001	40
Office	Phoenix, AZ	—	2,287	18,727	21,014	1,422	Nov-01	1995/1994	5, 10 & 40
Industrial	Plymouth, MI	4,502	1,533	6,130	7,663	785	Nov-01	1996	40
Retail	Westland, MI	1,625	1,444	5,777	7,221	740	Nov-01	1987/1997	40
Office	Hampton, VA	4,337	1,353	5,441	6,794	924	Nov-01	2000	40
Retail	Canton, OH	3,085	883	3,534	4,417	453	Nov-01	1995	40
Retail	Eau Claire, WI	1,762	860	3,441	4,301	441	Nov-01	1994	40
Retail	Spartanburg, SC	2,563	833	3,334	4,167	427	Nov-01	1996	40
Office	Tucson, AZ	2,307	657	2,842	3,499	386	Nov-01	1988	40
Industrial	Columbus, OH	—	319	1,275	1,594	163	Nov-01	1990	40
Retail	Stockton, CA	—	259	1,037	1,296	133	Nov-01	1968	40
Industrial	Henderson, NC	4,119	1,488	5,953	7,441	763	Nov-01	1998	40
Industrial	Dillon, SC	23,378	3,223	26,054	29,277	2,419	Dec-01	2001/2005	22 & 40
Industrial	Hebron, OH	—	1,681	6,779	8,460	865	Dec-01	1999	5 & 40
Office	Lake Forest, CA	10,486	3,442	13,769	17,211	1,649	Mar-02	2001	40
Office	Knoxville, TN	5,093	1,624	6,497	8,121	711	Aug-02	2002	40
Office	Valley Forge, PA	12,298	3,960	16,069	20,029	1,738	Sep-02	1985/2001	40
Industrial	Groveport, OH	7,552	2,384	9,546	11,930	1,024	Sep-02	2002	40
Office	Westmont, IL	15,224	4,978	20,559	25,537	2,086	Dec-02	1989	10, 38, & 40
Office	Fort Mill, SC	11,086	3,601	14,404	18,005	1,455	Dec-02	2002	40
Office	Boca Raton, FL	20,400	4,290	17,161	21,451	1,662	Feb-03	1983/2002	40
Office	Greenville, SC	13,184	4,059	16,236	20,295	1,404	Jul-03	2000/2001	40
Industrial	Dubuque, IA	10,745	2,052	8,443	10,495	731	Jul-03	2002	12 & 40
Industrial	Minneapolis, MN	—	922	3,652	4,574	316	Jul-03	2003	40
Office	Temple, TX	8,881	2,890	11,561	14,451	927	Oct-03	2001	40
Industrial	Waxahachie, TX	—	652	13,045	13,697	2,790	Dec-03	1996/1997	10, 16 & 40
Office	Wallingford, CT	3,421	1,049	4,198	5,247	319	Dec-03	1978/1985	40
Office	Wall Township, NJ	29,596	8,985	26,961	35,946	3,109	Jan-04	1983	22 & 40
Office	Redmond, OR	9,751	1,925	13,731	15,656	1,630	Feb-04	2004	20 & 40
Industrial	Moody, AL	7,365	655	9,981	10,636	1,507	Feb-04	2004	10, 15 & 40
Office	Houston, TX	64,380	16,613	52,682	69,295	3,622	Mar-04	1976/1984	40
Industrial	Houston, TX	25,987	13,894	14,488	28,382	996	Mar-04	1992	40
Office	Sugar Land, TX	16,869	1,834	16,536	18,370	1,137	Mar-04	1997	40
Office	Houston, TX	7,382	644	7,424	8,068	510	Mar-04	1981/1999	40
Office	Florence, SC	8,879	3,235	12,941	16,176	1,596	May-04	1998	40
Office	Carrollton, TX	14,138	2,487	18,157	20,644	1,597	Jun-04	2003	19 & 40
Office	Clive, IA	5,868	2,762	7,453	10,215	1,139	Jun-04	2003	12, 13 & 40
Industrial	San Antonio, TX	29,183	2,482	38,535	41,017	4,561	Jul-04	2001	17 & 40
Industrial	High Point, NC	8,372	1,330	11,183	12,513	1,221	Jul-04	2002	18 & 40
Office	Southfield, MI	—	—	12,124	12,124	1,931	Jul-04	1963/1965	7, 16 & 40
Office	Chelmsford, MA	6,946	1,063	10,565	11,628	1,416	Aug-04	1985	14 & 40
Office	Fort Mill, SC	20,300	1,798	25,192	26,990	3,165	Nov-04	2004	15 & 40
Office/R&D	Foxboro, MA	16,002	1,586	18,245	19,831	1,994	Nov-04	1965/1988	15 & 40
Office	Foxboro, MA	20,452	2,231	25,653	27,884	2,653	Dec-04	1982	16 & 40
Office	Los Angeles, CA	11,398	5,110	10,859	15,969	1,310	Dec-04	2000	13 & 40
Industrial	Olive Branch, MS	—	198	10,276	10,474	1,434	Dec-04	1989	8, 15 & 40
Industrial	Knoxville, TN	7,734	533	10,762	11,295	1,025	Mar-05	2001	14 & 40

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)
Office	Atlanta, GA	44,851	4,600	55,340	59,940	5,491	Apr-05	2003	13 & 40
Office	Allen, TX	30,582	7,600	35,343	42,943	4,263	Apr-05	1981/1983	11 & 40
Office	Farmington Hills, MI	—	3,400	16,040	19,440	1,472	Apr-05	1999	22 & 40
Office	Houston, TX	17,507	3,750	21,149	24,899	2,151	Apr-05	2000	13 & 40
Office	Houston, TX	16,828	800	22,538	23,338	2,619	Apr-05	2000	11 & 40
Industrial	Millington, TN	17,674	723	19,119	19,842	1,564	Apr-05	1997	16 & 40
Industrial	Kalamazoo, MI	17,479	960	17,714	18,674	1,178	Apr-05	1999	22 & 40
Office	Indianapolis, IN	13,067	1,700	16,448	18,148	2,158	Apr-05	1999	10 & 40
Office	San Antonio, TX	12,961	2,800	14,587	17,387	1,741	Apr-05	2000	11 & 40
Office	Houston, TX	13,140	1,500	14,581	16,081	1,354	Apr-05	2003	14 & 40
Office	Tempe, AZ	13,528	—	14,564	14,564	1,441	Apr-05	1998	13 & 40
Office	Suwannee, GA	11,325	3,200	10,903	14,103	1,189	Apr-05	2001	12 & 40
Office	Indianapolis, IN	9,554	1,359	13,038	14,397	1,361	Apr-05	2002	12 & 40
Office	Richmond, VA	10,518	1,100	11,919	13,019	1,088	Apr-05	2000	15 & 40
Office	Fort Meyers, FL	8,912	1,820	10,198	12,018	1,037	Apr-05	1997	13 & 40
Office	Harrisburg, PA	9,099	900	10,526	11,426	1,518	Apr-05	1998	9 & 40
Office	Lakewood, CO	8,617	1,400	8,653	10,053	932	Apr-05	2002	12 & 40
Office	Jacksonville, FL	5,759	1,334	8,561	9,895	976	Apr-05	2001	11 & 40
Office	Tulsa, OK	7,619	1,638	8,493	10,131	1,090	Apr-05	2000	9 & 40
Office	Philadelphia, PA	49,000	13,209	50,589	63,798	4,412	Jun-05	1957	14,15& 40
Industrial	Elizabethtown, KY	16,303	890	26,868	27,758	1,401	Jun-05	1995/2001	25&40
Industrial	Hopkinsville, KY	9,550	631	16,154	16,785	745	Jun-05	Various	25&40
Industrial	Dry Ridge, KY	7,723	560	12,553	13,113	654	Jun-05	1988	25&40
Industrial	Owensboro, KY	6,879	393	11,956	12,349	514	Jun-05	1998/2000	25&40
Industrial	Elizabethtown, KY	3,096	352	4,862	5,214	253	Jun-05	2001	25&40
Industrial	Livonia, GA	9,898	214	12,410	12,624	709	Aug-05	2005	20 & 40
Office	Southington, CT	13,656	3,240	25,340	28,580	11,241	Nov-05	1983	12,28& 40
Office	Sugarland, TX	9,880	2,725	10,027	12,752	465	Nov-05	2004	20&40
Office	Omaha, NE	8,919	1,630	8,324	9,954	285	Nov-05	1995	30 & 40
Office	Tempe, AZ	8,423	—	9,442	9,442	299	Dec-05	1998	15 & 40
Industrial	Collierville, TN	—	714	2,293	3,007	104	Dec-05	2005	20&40
Office	Renswoude, Netherlands	35,880	2,612	23,686	26,298	1,048	Jan-06	1994/2003	17 & 40
Industrial	Crossville, TN	—	198	7,009	7,207	342	Jan-06	1989/2006	12 & 40
Retail	Oklahoma City, OK	—	4,130	1,178	5,308	49	May-06	1991	23 & 40
Office	Woodlands, TX	7,500	971	7,868	8,839	179	May-06	2004	14 & 40
Industrial	Plymouth, IN	6,652	478	7,507	7,985	224	Jun-06	2000/2003	30 & 40
Retail	Tomball, TX	9,408	3,743	8,751	12,494	100	Aug-06	2004	2 & 40
Office	Pascagoula, MS	—	2,329	3,286	5,615	223	Oct-06	1993	20 & 40
Office	Memphis, TN	3,951	237	4.460	4,697	23	Nov-06	1888	20 & 40
Office	Hanover, NJ	16,880	2,969	19,711	22,680	101	Nov-06	2006	20 & 40
Office	Charleston, SC	—	1,189	8,721	9,910	47	Nov-06	2006	40
Office	Hilliard, OH	28,960	3,214	28,975	32,189	56	Dec-06	2006	40
Retail, Office, Garage	Honolulu, HI	—	21,094	12,333	33,427	—	Dec-06	1917/1955/1960/1980	40
Office	Lisle, IL	10,450	2,882	14,072	16,954	—	Dec-06	1985	40
Office	Dallas, TX	—	4,042	15,555	19,597	—	Dec-06	1981	40
Office	Beaumont, TX	—	456	3,454	3,910	—	Dec-06	1978	40
Office	Memphis, TN	—	1,353	8,124	9,477	—	Dec-06	1982	40
Office	Elizabeth, NJ	—	1,324	6,484	7,808	—	Dec-06	1984	40
Office	Plainsboro, NJ	—	799	912	1,711	—	Dec-06	1980	40
Office	Pine Bluff, AR	—	521	2,347	2,868	—	Dec-06	1980	40
Office	Bridgewater, NJ	14,805	4,738	27,331	32,069	—	Dec-06	1986	40
Office	Long Beach, CA	35,300	19,672	67,449	87,121	—	Dec-06	1981	40
Office	Allentown, PA	—	1,972	7,241	9,213	—	Dec-06	1980	40
Office	Clinton, CT	1,157	285	4,025	4,310	—	Dec-06	1971	40
Office	Miamisburg, OH	—	2,249	3,935	6,184	—	Dec-06	1980	40
Office	Garland, TX	—	2,606	15,547	18,153	—	Dec-06	1980	40
Office	Kingport, TN	—	351	1,637	1,988	—	Dec-06	1981	40
Office	Colorado Springs, CO	—	1,018	2,459	3,477	—	Dec-06	1982	40
Office	Bridgeton, MO	—	1,016	4,469	5,485	—	Dec-06	1980	40
Office	Glenwillow, OH	17,000	2,308	37,997	40,305	—	Dec-06	1996	40
Office	Columbus, IN	—	244	22,613	22,857	—	Dec-06	1983	40
Office	Johnson City, TN	—	1,214	7,568	8,782	—	Dec-06	1983	40
Office	Memphis, TN	—	5,210	95,548	100,758	—	Dec-06	1985	40
Office	Orlando, FL	—	587	34,973	35,560	—	Dec-06	1982	40
Office	Little Rock, AR	—	1,353	2,260	3,613	—	Dec-06	1980	40
Office	Baltimore, MD	—	15,264	71,867	87,131	—	Dec-06	1973	40
Office	Miamisburg, OH	—	951	9,674	10,625	—	Dec-06	1983	40
Office	Carondelet, LA	6,712	133	8,365	8,498	—	Dec-06	1921	40
Office	Tulane, LA	5,336	84	8,721	8,805	—	Dec-06	1950	40
Office	Rockaway, NJ	14,900	4,646	20,428	25,074	—	Dec-06	2002	40
Office	El Segundo, CA	13,282	3,012	45,022	48,034	—	Dec-06	1975	40
Office	El Segundo, CA	16,233	3,030	32,808	35,838	—	Dec-06	1979	40
Office	Orlando, FL	—	11,498	33,671	45,169	—	Dec-06	1984	40
Office	Beaumont, TX	—	—	22,988	22,988	—	Dec-06	1983	40
Office	Carteret, NJ	—	3,834	24,572	28,406	—	Dec-06	1980	40
Office	Bedford, TX	—	1,983	4,037	6,020	—	Dec-06	1983	40
Office	Rochester, NY	18,800	674	32,783	33,457	—	Dec-06	1988	40
Office	Las Vegas, NV	—	8,819	53,134	61,953	—	Dec-06	1982	40
Office	Walnut Creek, CA	—	2,775	14,130	16,905	—	Dec-06	1983	40
Retail	Rock Falls, IL	—	135	702	837	—	Dec-06	1991	40
Retail	Florence, AL	—	796	3,747	4,543	—	Dec-06	1983	40
Retail	Chattanooga, TN	—	550	1,241	1,791	—	Dec-06	1982	40
Retail	Paris, TN	—	247	547	794	—	Dec-06	1982	40
Retail	Lake Forest, CA	—	1,296	1,568	2,864	—	Dec-06	1983	40
Retail	Morgan Hill, CA	—	687	2,026	2,713	—	Dec-06	1984	40
Retail	Redlands, CA	—	659	1,802	2,461	—	Dec-06	1980	40
Retail	Union City, CA	—	1,849	1,897	3,746	—	Dec-06	1984	40
Retail	Yorba Linda, CA	—	751	2,200	2,951	—	Dec-06	1982	40
Retail	Chamblee, GA	—	770	186	956	—	Dec-06	1972	40
Retail	Atlanta, GA	—	1,014	269	1,283	—	Dec-06	1972	40
Retail	Atlanta, GA	—	870	187	1,057	—	Dec-06	1975	40
Retail	Cumming, GA	—	1,558	1,368	2,926	—	Dec-06	1968	40
Retail	Duluth, GA	—	660	1,014	1,674	—	Dec-06	1971	40
Retail	Forest Park, GA	—	668	1,242	1,910	—	Dec-06	1969	40
Retail	Jonesboro, GA	—	778	146	924	—	Dec-06	1971	40
Retail	Stone Mountain, GA	—	672	276	948	—	Dec-06	1973	40

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)
Retail	Carrollton, TX	—	1,545	3,460	5,005	—	Dec-06	1984	40
Retail	Corona, CA	—	743	1,342	2,085	—	Dec-06	1980	40
Retail	Indio, CA	—	331	1,954	2,285	—	Dec-06	1980	40
Retail	Charlotte, NC	—	606	2,561	3,167	—	Dec-06	1982	40
Retail	Concord, NC	—	685	1,862	2,547	—	Dec-06	1983	40
Retail	Thomasville, NC	—	610	1,854	2,464	—	Dec-06	1998	40
Retail	Carmel, IN	—	921	4,727	5,648	—	Dec-06	1981	40
Retail	Lawrence, IN	—	404	1,737	2,141	—	Dec-06	1983	40
Retail	Franklin, OH	—	1,089	1,699	2,788	—	Dec-06	1961	40
Retail	Dallas, TX	—	807	5,381	6,188	—	Dec-06	1960	40
Retail	Houston, TX	—	990	4,649	5,639	—	Dec-06	1982	40
Retail	Port Richey, FL	—	1,376	1,664	3,040	—	Dec-06	1980	40
Retail	Mammoth Lake, CA	—	6,279	2,761	9,040	—	Dec-06	1982	40
Retail	Aurora, CO	—	1,224	1,431	2,655	—	Dec-06	1981	40
Retail	Billings, MT	—	511	3,058	3,569	—	Dec-06	1981	40
Retail	Fort Worth, TX	—	1,003	3,304	4,307	—	Dec-06	1985	40
Retail	Mesa, AZ	—	189	312	501	—	Dec-06	1984	40
Retail	Atascadero, CA	—	1,523	571	2,094	—	Dec-06	1998	40
Retail	Beaumont, CA	—	272	553	825	—	Dec-06	1980	40
Retail	Paso Robles, CA	—	1,099	958	2,057	—	Dec-06	1980	40
Retail	Farmington, NM	—	90	155	245	—	Dec-06	1985	40
Retail	Las Vegas, NV	—	334	250	584	—	Dec-06	1984	40
Retail	El Paso, TX	—	82	56	138	—	Dec-06	1939	40
Retail	El Paso, TX	—	121	126	247	—	Dec-06	1980	40
Retail	Lubbock, TX	—	167	80	247	—	Dec-06	1982	40
Retail	Cheyenne, WY	—	956	1,974	2,930	—	Dec-06	1981	40
Retail	Greenville, TX	—	562	2,743	3,305	—	Dec-06	1985	40
Retail	Bisbee, AZ	—	478	2,426	2,904	—	Dec-06	1984	40
Retail	Tucson, AZ	—	1,459	3,596	5,055	—	Dec-06	1984	40
Retail	Lawton, OK	—	663	1,288	1,951	—	Dec-06	1984	40
Retail	Grants Pass, OR	—	1,894	1,470	3,364	—	Dec-06	1984	40
Retail	Grand Prairie, TX	—	1,132	4,754	5,886	—	Dec-06	1984	40
Retail	Graham, WA	—	2,195	4,478	6,673	—	Dec-06	1984	40
Retail	Milton, WA	—	1,941	5,310	7,251	—	Dec-06	1989	40
Retail	Redmond, WA	—	4,653	5,355	10,008	—	Dec-06	1985	40
Retail	Spokane, WA	—	449	3,070	3,519	—	Dec-06	1984	40
Retail	Aurora, CO	—	1,017	673	1,690	—	Dec-06	1980	40
Retail	Santa Monica, CA	—	16,172	29,756	45,928	—	Dec-06	1980	40
Retail	Baltimore, MD	1,146	4,326	3,684	8,010	—	Dec-06	1978	40
Retail	Pleasanton, CA	—	11,258	29,359	40,617	—	Dec-06	1981	40
Retail	Sandy, UT	—	1,505	3,375	4,880	—	Dec-06	1981	40
Retail	Jacksonville, NC	—	1,151	1,392	2,543	—	Dec-06	1982	40
Retail	Jefferson, NC	—	71	884	955	—	Dec-06	1979	40
Retail	Lexington, NC	—	832	1,429	2,261	—	Dec-06	1983	40
Retail	Moncks Corner, SC	—	13	1,510	1,523	—	Dec-06	1982	40
Retail	Staunton, VA	—	1,028	1,297	2,325	—	Dec-06	1971	40
Retail	San Diego, CA	—	32,372	16,202	48,574	—	Dec-06	1969	40
Retail	Doylestown, PA	—	980	855	1,835	—	Dec-06	1976	40
Retail	Lansdale, PA	—	488	333	821	—	Dec-06	1966	40
Retail	Lima, PA	—	1,011	961	1,972	—	Dec-06	1983	40
Retail	Philadelphia, PA	—	75	1,129	1,204	—	Dec-06	1921	40
Retail	Philadelphia, PA	—	99	1,375	1,474	—	Dec-06	1920	40
Retail	Philadelphia, PA	—	510	810	1,320	—	Dec-06	1970	40
Retail	Philadelphia, PA	—	217	1,406	1,623	—	Dec-06	1980	40
Retail	Philadelphia, PA	—	134	1,874	2,008	—	Dec-06	1960	40
Retail	Philadelphia, PA	—	92	811	903	—	Dec-06	1922	40
Retail	Philadelphia, PA	—	86	565	651	—	Dec-06	1975	40
Retail	Philadelphia, PA	—	75	1,083	1,158	—	Dec-06	1920	40
Retail	Richboro, PA	—	686	897	1,583	—	Dec-06	1976	40
Retail	Wayne, PA	—	1,877	981	2,858	—	Dec-06	1983	40
Retail	Montgomery, AL	—	783	2,617	3,400	—	Dec-06	1980	40
Retail	Port Orchard, WA	—	2,167	1,293	3,460	—	Dec-06	1983	40
Retail	Minden, LA	—	334	4,888	5,222	—	Dec-06	1982	40
Retail	Albuquerque, NM	—	2,900	3,080	5,980	—	Dec-06	1982	40
Retail	Garland, TX	—	763	3,448	4,211	—	Dec-06	1983	40
Retail	Granbury, TX	—	1,131	3,986	5,117	—	Dec-06	1982	40
Retail	Hillsboro, TX	—	139	1,581	1,720	—	Dec-06	1982	40
Retail	Garwood, TX	—	3,920	9,868	13,788	—	Dec-06	1980	40
Retail	Philadelphia, PA	—	2,548	12,487	15,035	—	Dec-06	1980	40
Retail	Portchester, NY	—	7,086	9,313	16,399	—	Dec-06	1982	40
Retail	Tustin, CA	—	9,324	6,803	16,127	—	Dec-06	1977	40
Retail	Ventura, CA	—	596	11,058	11,654	—	Dec-06	1983	40
Retail	Tallahassee, FL	—	—	3,700	3,700	—	Dec-06	1980	40
Retail	Lubbock, TX	—	417	1,783	2,200	—	Dec-06	1978	40
Retail	Edmonds, WA	—	—	2,600	2,600	—	Dec-06	1981	40
Retail	Evanston, WY	—	173	1,630	1,803	—	Dec-06	1975	40
Retail	Evanston, WY	—	190	887	1,077	—	Dec-06	1975	40
Industrial	Memphis, TN	—	1,200	14,547	15,747	—	Dec-06	1973	40
Industrial	Long Beach, CA	—	6,230	7,802	14,032	—	Dec-06	1981	40
Industrial	N. Myrtle Beach, SC	—	1,481	2,078	3,559	—	Dec-06	1983	40
Industrial	Cincinnati, OH	—	1,191	10,848	12,039	—	Dec-06	1991	40
Industrial	Owensboro, KY	7,487	819	2,439	3,258	—	Dec-06	1975	40
Industrial	Lewisville, TX	—	3,798	31,544	35,342	—	Dec-06	1981	40
Industrial	Lumberton, NC	—	423	16,967	17,390	—	Dec-06	1998	40
Industrial	McDonough, GA	—	2,530	16,430	18,960	—	Dec-06	2000	40
Industrial	Columbus, OH	—	1,972	10,476	12,448	—	Dec-06	1973	40
Industrial	Saugerties, NY	—	508	2,837	3,345	—	Dec-06	1979	40
Industrial	Palo Alto, CA	—	12,435	17,028	29,463	—	Dec-06	1974	40
Industrial	North Berwick, ME	—	1,468	27,971	29,439	—	Dec-06	1965	40
Industrial	Franklin, TN	—	964	7,047	8,011	—	Dec-06	1970	40
Industrial	Orlando, FL	—	1,030	10,869	11,899	—	Dec-06	1981	40
Industrial	Windsor, WI	—	1,284	12,905	14,189	—	Dec-06	1997	40
Retail	Rockford, Central, IL	2,622	393	4,018	4,411	—	Dec-06	1998	40
Retail	Rockford, Rock, IL	4,278	—	7,399	7,399	—	Dec-06	1991	40
Retail	Sun City, AZ	—	2,154	2,775	4,929	—	Dec-06	1982	40
Retail	Ft. Collins, CO	—	886	2,427	3,313	—	Dec-06	1982	40
Retail	Carlsbad, NM	—	918	775	1,693	—	Dec-06	1980	40

						Accumulated
			Land and	Buildings		Depreciation			Useful life computing
			Land	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)
Retail	Corpus Christi, TX	—	987	974	1,961	—	Dec-06	1983	40
Retail	El Paso, TX	—	220	1,749	1,969	—	Dec-06	1982	40
Retail	McAllen, TX	—	606	1,257	1,863	—	Dec-06	2004	40
Retail	Victoria, TX	—	300	1,149	1,449	—	Dec-06	1981	40
Retail	El Segundo, CA	55,000	3,074	21,608	24,682	—	Dec-06	1979	40
Retail	Statesville, NC	14,100	910	20,467	21,377	—	Dec-06	1999	40
Retail	Irvine, CA	9,094	4,856	36,954	41,810	—	Dec-06	1983	40
Retail	Baltimore, MD	—	4,500	—	4,500	—	Dec-06		40
Office	San Francisco, CA	23,314	193	25,919	26,112	—	Dec-06	1959	40
Office	Pleasanton, CA	4,652	1,931	2,737	4,668	—	Dec-06	1984	40
Retail	Cincinnati, OH	—	—	—	—	—	Dec-06	1980	40

		$1,510,781	625,717	3,121,439	$3,747,156	$276,129

     (A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company’s properties at December 31, 2006 for Federal income tax purposes was approximately $3.7 billion.

	2006	2005	2004
Reconciliation of real estate owned:
Balance at the beginning of year	$1,883,115	$1,407,872	$1,162,395
Additions during year	1,918,700	671,955	472,988
Properties sold during year	(53,696)	(34,120)	(31,452)
Property contributed to joint venture during year	—	(117,411)	(186,456)
Properties consolidated during the year	110,728	—	16,176
Reclassified held for sale properties	(113,033)	(32,339)	(25,779)
Properties impaired during the year	(6,100)	(12,842)	—
Properties held for sale placed back in service	7,442	—	—

Balance at end of year	$3,747,156	$1,883,115	$1,407,872

Balance of beginning of year	$241,188	$180,610	$160,623
Depreciation and amortization expense	67,456	60,096	36,561
Accumulated depreciation and amortization of properties sold and held for sale during year	(37,178)	1,506	(15,472)
Accumulated depreciation of property contributed to joint venture	—	(1,024)	(1,852)
Accumulated depreciation of properties consolidated during the year	4,616	—	750
Translation adjustment on foreign currency	47	—	—

Balance at end of year	$276,129	$241,188	$180,610

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act), as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting, which appears on page 59, is incorporated herein by reference.
Changes in Internal Controls.
     Through the Merger, we acquired Newkirk on December 31, 2006, which had assets of approximately $2.4 billion. Newkirk was excluded from management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and may result in a significant change in our internal control over financial reporting in 2007. With the exception of any change in internal control over financial reporting from the acquisition of Newkirk, there have been no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that occurred during the period covered by this Annual Report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B. Other Information
     Not applicable.
PART III.
Item 10. Trustees and Executive Officers of the Registrant
     The information regarding our trustees and executive officers required to be furnished pursuant to this item is set forth in Part I, Item 4A of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our audit committee financial expert, and our executive officers will be in our Proxy Statement and is incorporated herein by reference. Information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report.
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

PART IV.
Item 15. Exhibits, Financial Statement Schedules

Page
(a)(1)	Financial Statements	63-88
(2)	Financial Statement Schedule	89-93
(3)	Exhibits	95-101

Exhibit
No.		Exhibit
2.1	—	Agreement and Plan of Merger, dated July 23, 2006, by and between Newkirk Realty Trust, Inc. (“Newkirk”) and Lexington Realty Trust (formerly known as Lexington Corporate Properties Trust, the “Company”) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”)) (1)

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 13, 2006 (the “09/13/06 8-K”)) (1)

2.3	—	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 13, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 13, 2006) (1)

3.1	—	Articles of Merger and Amended and Restated Declaration of Trust of the Company, dated December 31, 2006 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 8, 2007 (the “01/08/07 8-K”)) (1)

3.2	—	Articles Supplementary Relating to the 7.55% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 8A filed February 14, 2007 (the “02/14/07 Registration Statement”)) (1)

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K) (1)

3.4	—	Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”)) (1)

3.5	—	Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”)) (1)

3.6	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K) (1)

3.7	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K) (1)

3.8	—	Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”)) (1)

3.9	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004) (1)

3.10	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”)) (1)

3.11	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”)) (1)

3.12	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)

3.13	—	Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement)(1)

Exhibit
No.		Exhibit
3.14	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K) (1)

3.15	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K) (1)

3.16	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K) (1)

3.17	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K) (1)

3.18	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the 07/24/06 8-K) (1)

3.19	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)

3.20	—	Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. (the “Net 3 Partnership Agreement”) (filed as Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed November 16, 2006) (1)

3.21	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K) (1)

3.22	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K) (1)

3.23	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K) (1)

3.24	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K) (1)

3.25	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K) (1)

3.26	—	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership, the “MLP”), dated as of December 31, 2006, between Lex GP-1 Trust and Lex LP-1 Trust (filed as Exhibit 10.4 to the 01/08/07 8-K) (1)

4.1	—	Specimen of Common Shares Certificate of the Company (2)

4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003) (1)

4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004) (1)

4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement) (1)

4.5	—	Form of Special Voting Preferred Stock certificate (2)

4.6	—	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”)) (1)

4.7	—	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.2 to the 01/29/07 8-K) (1)

9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.6 to the 01/08/07 8-K) (1)

Exhibit
No.		Exhibit
10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)

10.2	—	Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 24, 2003 (the “2002 10-K”)) (1)

10.3	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)

10.4	—	1998 Share Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998) (1, 4)

10.5	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)

10.6	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07”)) (1, 4)

10.7	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and John B. Vander Zwaag (filed as Exhibit 10.13 to the 2004 10-K) (1, 4)

10.8	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)

10.9	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

10.10	—	Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 02/06/06 8-K) (1, 4)

10.11	—	Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

10.12	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1)

10.13	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2007 (filed as Exhibit 10.4 to the 01/03/07 8-K) (1)

10.14	—	Lexington Strategic Asset Corp. (“LSAC”) 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 13, 2005 (the “09/13/05 8-K”)) (1, 4)

10.15	—	Form of Restricted Share Award Agreement under the LSAC 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the 09/13/05 8-K) (1, 4)

10.16	—	Amendment to LSAC 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2005 (the “10/06/05 8-K”)) (1, 4)

10.17	—	Form of Rescission of Restricted Share Award Agreement under the LSAC 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the 10/06/05 8-K) (1, 4)

10.18	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)

10.19	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)

10.20	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)

10.21	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)

10.22	—	Employment Agreement between the Company and John B. Vander Zwaag, dated May 4, 2006 (filed as Exhibit 99.5 to the 05/05/06 8-K) (1, 4)

Exhibit
No.		Exhibit
10.23	—	Employment Agreement, effective as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.16 to the 01/08/07 8-K)(1)

10.24	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)

10.25		2007 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed February 12, 2007) (1, 4)

10.26	—	Form of Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.3 to the 2002 10-K) (1)

10.27	—	Credit Agreement among the Company, LCIF, LCIF II, Net 3 Acquisition L.P., jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, Wachovia Capital Markets, LLC, as lead arranger, Wachovia Bank, National Association, as agent, Key Bank, N.A., as Syndication agent, each of Sovereign Bank and PNC Bank, National Association, as co-documentation agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005) (1)

10.28	—	First Amendment to Credit Agreement, dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006) (1)

10.29	—	Second Amendment to Credit Agreement, dated as of December 27, 2006 (filed as Exhibit 10.1 to the 01/03/07 8-K) (1)

10.30	—	Master Loan Agreement, dated August 11, 2005, among the MLP and T-Two Partners, L.P., KeyBank National Association, Bank of America, N.A., Lasalle Bank, National Association, and KeyBanc Capital Markets (filed as Exhibit 10.16 to Amendment No. 1 to Newkirk’s Registration Statement on Form S-11/A (Registration No. 333-127278) filed on September 16, 2005 (“Amendment No. 1 to NKT’s S-11”)) (1)

10.31	—	Master Promissory Note, dated as of August 11, 2005, by the MLP in favor of KeyBank National Association (filed as Exhibit 10.17 to Amendment No. 1 to NKT’s S-11) (1)

10.32	—	Form of Mortgage, dated as of August 11, 2005, from the MLP in favor of KeyBank National Association (filed as Exhibit 10.18 to Amendment No. 1 to NKT’s S-11) (1)

10.33	—	Ownership Interest Pledge and Security Agreement, dated as of August 11, 2005, from the MLP to KeyBank National Association (filed as Exhibit 10.19 to Amendment No. 1 to NKT’s S-11) (1)

10.34	—	Ownership Interest Pledge and Security Agreement (subsidiaries), dated as of August 11, 2005, from the MLP to KeyBank National Association (filed as Exhibit 10.20 to Amendment No. 1 to NKT’s S-11) (1)

10.35	—	Ownership Interest Pledge and Security Agreement (Finco, GP and Capital), dated as of August 11, 2005, from the MLP to KeyBank National Association (filed as Exhibit 10.21 to Amendment No. 1 to NKT’s S-11) (1)

10.36	—	Indemnity Agreement, dated as of August 11, 2005, from the MLP to KeyBank National Association (filed as Exhibit 10.22 to Amendment No. 1 to NKT’s S-11) (1)

10.37	—	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC (filed as Exhibit 10.1 to NewKirk’s Current Report on Form 8-K filed May 30, 2006) (1)

10.38	—	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”)) (1)

10.39	—	Advisory Agreement, dated as of October 6, 2005, by and among LSAC, LSAC Operating Partnership L.P. and LXP Advisory LLC (2)

10.40	—	Investment Advisory and Asset Management Agreement by and between AGAR International Holdings Ltd. and Lexington Realty Advisors, Inc. (“LRA”) (filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed on April 2, 2001)(1)

Exhibit
No.		Exhibit
10.41	—	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among the MLP, WRT Realty, L.P. and FUR Holdings LLC (filed as Exhibit 10.1 to the NKT 04/05/06 8-K) (1, 4)

10.42	—	Operating Agreement of Lexington Acquiport Company, LLC (“LAC I”) and Management Agreement between LRA and LAC I (filed as Exhibit 2 to the Company’s Current Report on Form 8-K filed August 3, 1999) (1)

10.43	—	First Amendment to Operating Agreement of LAC I, dated as of December 5, 2001 (filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed December 21, 2001 (the “12/21/01 8-K”) (1)

10.44	—	Second Amendment to Operating Agreement of LAC I, dated as of November 10, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 13, 2006 (the “11/13/06 8-K”)) (1)

10.45	—	First Amendment to Management Agreement, dated as of December 5, 2001, by and between LAC I and LRA (filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed December 21, 2001 (the “2001 8-K”)) (1)

10.46	—	Operating Agreement of Lexington Acquiport Company II, LLC (“LAC II”), dated as of December 5, 2001 (filed as Exhibit 99.4 to the 12/21/01 8-K) (1)

10.47	—	First Amendment to Operating Agreement of LAC II, dated as of November 10, 2006 (filed as Exhibit 10.2 to the 11/13/06 8-K) (1)

10.48	—	Management Agreement, dated as of December 5, 2001, by and between LAC II and LRA (filed as Exhibit 99.5 to the 12/21/01 8-K) (1)

10.49	—	Limited Partnership Agreement of Lexington/Lion Venture L.P. (“Lex/Lion”), dated as of October 1, 2003, and Management Agreement between Lex/Lion and LRA (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 3, 2003) (1)

10.50	—	First Amendment to the Limited Partnership Agreement of Lex/Lion, dated as of December 4, 2003 (filed as Exhibit 10.23 to the 2004 10-K) (1)

10.51	—	Second Amendment to the Limited Partnership Agreement of Lex/Lion, effective as of August 11, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 5, 2004) (1)

10.52	—	Third Amendment to the Limited Partnership Agreement of Lex/Lion, dated as of December 29, 2005 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2006) (1, 4)

10.53	—	Management Agreement, dated as of October 1, 2003, by and between Lex/Lion and LRA (2)

10.54	—	Limited Liability Company Agreement of Triple Net Investment Company LLC (“TNI”), dated as of June 4, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 15, 2004) (1)

10.55	—	First Amendment to the Limited Liability Company Agreement of TNI, dated as of December 22, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 28, 2004) (1)

10.56	—	Management Agreement, dated as of June 4, 2004, by and between TNI and LRA (filed as Exhibit 10.26 to the 2004 10-K) (1)

10.57	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K) (1)

10.58	—	Funding Agreement, dated as of December 31, 2006, by and among LCIF, LCIF II, Net 3 Acquisition L.P., the MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)

10.59	—	Guaranty Agreement, effective as of December 31, 2006, between the Company and the MLP (filed as Exhibit 10.5 to the 01/08/07 8-K) (1)

10.60	—	Amended and Restated Exclusivity Services Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.1 to the 01/08/07 8-K) (1)

10.61	—	Transition Services Agreement, dated as of December 31, 2006, between the Company and First Winthrop Corporation (filed as Exhibit 10.3 to the 01/08/07 8-K) (1)

10.62	—	Acquisition Agreement, dated as of November 7, 2005, between Newkirk and First Union Real Estate Equity and Mortgage Investments (“First Union”) (filed as Exhibit 10.4 to First Union’s Current Report on Form 8-K filed on November 10, 2005) (1)

Exhibit
No.		Exhibit
10.63	—	Amendment to Acquisition Agreement and Assignment and Assumption, dated as of December 31, 2006, among Newkirk, Winthrop Realty Trust and the Company (filed as Exhibit 10.7 to the 01/08/07 8-K) (1)

10.64	—	Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk’s Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”)) (1)

10.65	—	Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to NKT’s S-11) (1)

10.66	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K) (1)

10.67	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K) (1)

10.68	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K) (1)

10.69	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and WEM-Brynmawr Associates LLC (filed as Exhibit 10.11 to the 01/08/07 8-K) (1)

10.70	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”)) (1)

10.71	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K) (1)

10.72	—	Registration Rights Agreement, dated as of November 7, 2005, between the Company and First Union (filed as Exhibit 10.6 to NKT’s 11/15/05 8-K) (1)

10.73	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K) (1)

10.74	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K) (1)

10.75	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Winthrop Realty Trust filed as Exhibit 10.14 to the 01/08/07 8-K) (1)

10.76	—	Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3 Acquisition L.P., Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K) (1)

10.77	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (2)

10.78	—	Property Management Agreement, dated as of December 31, 2006, among the Company, the MLP, and Winthrop Management L.P. (filed as Exhibit 10.15 to the 01/08/07 8-K) (1)

12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividend (2)

14.1	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Current Report on Form 8-K filed March 20, 2006) (1)

21	—	List of Subsidiaries of the Trust (2)

23	—	Consent of KPMG LLP (2)

31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

Exhibit
No.		Exhibit
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEXINGTON REALTY TRUST
By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael L. Ashner and T. Wilson Eglin, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title

/s/ Michael L. Ashner Michael L. Ashner	Chairman of the Board of Trustees And Director of Strategic Acquisitions

/s/ E. Robert Roskind E. Robert Roskind	Co-Vice Chairman of the Board of Trustees

/s/ Richard J. Rouse Richard J. Rouse	Co-Vice Chairman of the Board of Trustees and Chief Investment Officer

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President, Chief Operating Officer and Trustee

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Treasurer and Executive Vice President

/s/ John B. Vander Zwaag John B. Vander Zwaag	Executive Vice President

/s/ Paul R. Wood Paul R. Wood	Vice President, Chief Accounting Officer and Secretary

/s/ William Borruso William Borruso	Trustee

/s/ Clifford Broser Clifford Broser	Trustee

/s/ Geoffrey Dohrmann Geoffrey Dohrmann	Trustee

/s/ Carl D. Glickman Carl D. Glickman	Trustee

/s/ James Grosfeld James Grosfeld	Trustee

/s/ Richard Frary Richard Frary	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee
DATE: March 1, 2007