Form 10-Q
period 2007-03-31
LEXINGTON REALTY TRUST
filed 2007-05-10
CIK 910108

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

                             LEXINGTON REALTY TRUST
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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 66,167,920 common shares, par value $.0001 per share on May 4, 2007.

                         PART 1. - FINANCIAL INFORMATION
                         -------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

              LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                March 31, 2007 (Unaudited) and December 31, 2006
                 (In thousands, except share and per share data)


                                                                                             March 31,                December 31,
                                                                                               2007                       2006
                                                                                               ----                       ----
Assets:
Real estate, at cost                                                                      $ 3,772,745                $ 3,747,156
Less: accumulated depreciation and amortization                                               305,432                    276,129
                                                                                            ---------                  ---------
                                                                                            3,467,313                  3,471,027
Properties held for sale - discontinued operations                                             86,540                     69,612
Intangible assets, net                                                                        434,466                    468,244
Cash and cash equivalents                                                                     200,120                     97,547
Investment in and advances to non-consolidated entities                                       243,494                    247,045
Deferred expenses, net                                                                         30,901                     16,084
Notes receivable                                                                               49,382                     50,534
Rent receivable - current                                                                      27,916                     53,744
Rent receivable - deferred                                                                     24,600                     29,410
Investment in marketable equity securities                                                     24,792                     32,036
Other assets                                                                                   81,444                     89,574
                                                                                            ---------                  ---------
                                                                                          $ 4,670,968                $ 4,624,857
                                                                                            =========                  =========
Liabilities and Shareholders' Equity:
Liabilities:
Mortgages and notes payable                                                               $ 1,526,813                $ 2,126,810
Exchangeable notes payable                                                                    450,000                         --
Trust notes payable                                                                           200,000                         --
Contract rights payable                                                                        12,527                     12,231
Dividends payable                                                                              30,412                     44,948
Liabilities - discontinued operations                                                          48,316                      6,064
Accounts payable and other liabilities                                                         24,621                     25,877
Accrued interest payable                                                                       10,147                     10,818
Deferred revenue                                                                              325,500                    362,815
Prepaid rent                                                                                   17,215                     10,109
                                                                                            ---------                  ---------
                                                                                            2,645,551                  2,599,672
Minority interests                                                                            839,144                    902,741
                                                                                            ---------                  ---------
                                                                                            3,484,695                  3,502,413
                                                                                            ---------                  ---------
Commitments and contingencies (notes 12 and 13)
Shareholders' equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000,
    3,160,000 shares issued and outstanding                                                    76,315                     76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000, 3,100,000
    shares issued and outstanding                                                             150,589                    150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000, 6,200,000
    shares issued and outstanding in 2007                                                     149,774                         --
Special Voting Preferred Share, par value $0.0001 per share; authorized, issued and
    outstanding 1 share                                                                            --                         --
Common shares, par value $0.0001 per share; authorized 400,000,000 shares,  66,242,052
    and 69,051,781 shares issued and outstanding in 2007 and 2006, respectively                     7                          7
Additional paid-in-capital                                                                  1,131,268                  1,188,900
Accumulated distributions in excess of net income                                            (322,831)                  (294,640)
Accumulated other comprehensive income                                                          1,151                      1,273
                                                                                            ---------                  ---------
                                                                                            1,186,273                  1,122,444
                                                                                            ---------                  ---------
                                                                                          $ 4,670,968                $ 4,624,857
                                                                                            =========                  =========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                   Three months ended March 31, 2007 and 2006
          (Unaudited and in thousands, except share and per share data)


                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                      ---------
                                                                                              2007                 2006
                                                                                              ----                 ----
Gross revenues:
      Rental                                                                            $    88,792           $    46,125
      Advisory fees                                                                             719                 1,063
      Tenant reimbursements                                                                   5,651                 4,433
                                                                                          ---------             ---------
           Total gross revenues                                                              95,162                51,621

Expense applicable to revenues:
      Depreciation and amortization                                                         (54,302)              (19,541)
      Property operating                                                                    (11,475)               (7,697)
General and administrative                                                                   (8,816)               (5,614)
Non-operating income                                                                          2,560                   795
Interest and amortization expense                                                           (32,978)              (17,369)
Debt satisfaction charges                                                                        --                  (947)
                                                                                          ---------              ---------

Income (loss) before benefit (provision) for income taxes, minority interests,
equity in earnings of non-consolidated entities and discontinued operations                  (9,849)                1,248
Benefit (provision) for income taxes                                                           (543)                   73
Minority interests share of (income) loss                                                     7,522                  (216)
Equity in earnings of non-consolidated entities                                               3,508                 1,268
                                                                                          ---------             ---------
Income from continuing operations                                                               638                 2,373
                                                                                          ---------             ---------

Discontinued operations:
      Income from discontinued operations                                                     2,414                 1,732
      Debt satisfaction charges                                                                  --                   (78)
      Gains on sales of properties                                                               --                 2,653
      Minority interests share of (income)                                                     (837)                 (602)
                                                                                          ---------            ----------
      Total discontinued operations                                                           1,577                 3,705
                                                                                          ---------             ---------
Net income                                                                                    2,215                 6,078
Dividends attributable to preferred shares - Series B                                        (1,590)               (1,590)
Dividends attributable to preferred shares - Series C                                        (2,519)               (2,519)
Dividends attributable to preferred shares - Series D                                        (1,522)                   --
                                                                                          ----------            ---------
Net income (loss) allocable to common shareholders                                      $    (3,416)          $     1,969
                                                                                          ==========            =========

Income (loss) per common share - basic:
      Income (loss) from continuing operations, after preferred dividends               $     (0.07)          $     (0.03)
      Income from discontinued operations                                                      0.02                  0.07
                                                                                          ---------             ---------
      Net income (loss) allocable to common shareholders                                $     (0.05)          $      0.04
                                                                                          =========             =========

Weighted average common shares outstanding - basic                                       68,538,404            51,844,001
                                                                                         ==========            ==========

Income (loss) per common share - diluted:
      Income (loss) from continuing operations, after preferred dividends               $     (0.07)          $     (0.03)
      Income from discontinued operations                                                      0.02                  0.07
                                                                                          ---------             ---------
      Net income (loss) allocable to common shareholders                                $     (0.05)          $      0.04
                                                                                          =========             =========

Weighted average common shares outstanding - diluted                                     68,538,404            51,844,001
                                                                                         ==========            ==========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                   Three months ended March 31, 2007 and 2006
                          (Unaudited and in thousands)



                                                                           Three Months Ended
                                                                                March 31,
                                                                                ---------
                                                                        2007                 2006
                                                                        ----                 ----

Net income                                                        $     2,215           $     6,078
Other comprehensive income (loss):
Change in unrealized gain in marketable equity securities                (158)                   --
Change in unrealized gain in foreign currency translation                  36                  (150)
                                                                    ---------             ---------

Comprehensive income                                              $     2,093           $     5,928
                                                                    =========             =========







    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 2007 and 2006
                          (Unaudited and in thousands)


                                                                                     2007                         2006
                                                                                     ----                         ----

Net cash provided by operating activities                                        $    99,018                  $    23,080
                                                                                   ---------                    ---------

Cash flows from investing activities:
   Investment in real estate, including intangibles                                  (87,360)                     (45,421)
   Acquisitions of additional interests in LSAC                                      (10,684)                          --
   Net proceeds from sale/transfer of properties                                      41,894                       14,091
   Proceeds from the sale of marketable equity securities                              9,462                           --
   Real estate deposits                                                               (1,094)                      (1,717)
   Principal payments received on loan receivable                                      1,328                           --
   Distributions from non-consolidated entities in excess of accumulated
        earnings                                                                      10,678                        2,887
   Investment in and advances to / from non-consolidated entities                     (7,162)                         206
   Investment in marketable equity securities                                           (723)                          --
   Increase in deferred leasing costs                                                   (764)                        (453)
   Decrease in escrow deposits                                                        19,770                          205
                                                                                   ---------                    ---------
        Net cash used in investing activities                                        (24,655)                     (30,202)
                                                                                   ----------                   ----------

Cash flows from financing activities:
   Dividends to common and preferred shareholders                                    (44,948)                     (23,323)
   Principal payments on debt, excluding normal amortization                        (610,518)                     (11,420)
   Dividend reinvestment plan proceeds                                                 5,652                        3,607
   Principal amortization payments                                                   (25,077)                      (9,821)
   Proceeds of mortgages and notes payable                                            33,825                       57,535
   Proceeds from trust preferred notes                                               200,000                           --
   Proceeds from exchangeable notes                                                  450,000                           --
   Increase in deferred financing costs                                              (15,560)                        (820)
   Contributions from minority partners                                                   79                          810
   Cash distributions to minority partners                                           (30,323)                      (1,936)
   Proceeds from the sale of common and preferred shares, net                        149,947                          253
   Repurchase of common shares                                                       (81,753)                          --
   Partnership units repurchased                                                      (3,114)                          --
                                                                                  -----------                   ---------
        Net cash provided by financing activities                                     28,210                       14,885
                                                                                   ---------                    ---------

Change in cash and cash equivalents                                                  102,573                        7,763
Cash and cash equivalents, at beginning of period                                     97,547                       53,515
                                                                                   ---------                    ---------
Cash and cash equivalents, at end of period                                      $   200,120                  $    61,278
                                                                                   =========                    =========


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

              LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2007 and 2006
       (Unaudited and dollars in thousands, except per share / unit data)

(1)     The Company
        -----------

        Lexington   Realty  Trust  (the   "Company"),   is  a  self-managed  and
        self-administered Maryland statutory real estate investment trust ("REIT") that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of March 31, 2007 and December 31, 2006, the Company owned or had interest in approximately 365 properties in 44 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to corporate tenants, however certain leases provide that the Company is responsible for certain operating expenses.

        On December 31, 2006, the Company completed its merger with Newkirk Realty Trust, Inc., or Newkirk (the "Merger"). Newkirk's primary business was similar to the primary business of the Company. All of Newkirk's operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership ("MLP"). Newkirk was the general partner and owned 31.0% of the units of limited partnership in the MLP (the "MLP units"). In connection with the Merger, the Company changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and an affiliate of the Company became the general partner of the MLP and another affiliate of the Company became the holder of a 31.0% ownership interest in the MLP.

        In the Merger, Newkirk merged with and into the Company, with the Company as the surviving entity. Each holder of Newkirk's common stock received 0.80 common shares of the Company in exchange for each share of Newkirk's common stock, and the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 units, resulting in 35.5 million MLP units applicable to the minority interest being outstanding after the merger. Each MLP unit is redeemable at the option of the holder for cash based on the value of a common share of the Company or, if the Company elects, on a one-for-one basis for the Company's common shares.

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

        The Company's Board of Trustees authorized the Company to repurchase, from time to time, up to 10.0 million common shares and/or operating partnership units in the Company's operating partnership subsidiaries ("OP Units") depending on market conditions and other factors. As of March 31, 2007, the Company repurchased and retired approximately 4.1 million common shares/OP Units at an average price of approximately $20.40 per common share/OP Units aggregating $84,867 (including broker commissions), in the open market and through private transactions with employees and third parties.

        The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

(2)     Summary of Significant Accounting Policies
        ------------------------------------------

        Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. ("LCIF"), Lepercq Corporate Income Fund II L.P. ("LCIF II"), Net 3 Acquisition L.P. ("Net 3"), the MLP, Lexington Realty Advisors, Inc. ("LRA"), Lexington Strategic Asset Corp. ("LSAC"), Lexington Contributions, Inc. ("LCI"), and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, LSAC is a majority owned taxable REIT subsidiary and the Company is the sole unitholder of the general partner and a limited partner of each of LCIF, LCIF II, Net 3, the MLP and Six Penn Center L.P. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board ("FASB") Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46R"). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Company controls the entity's voting shares or similar rights, the entity is consolidated.

        Earning Per Share. Basic net income (loss) per share is computed by dividing net income, reduced by preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of in-the-money common share options, certain non-vested common shares, OP Units, put options of certain partners' interests in non-consolidated entities and convertible securities.

        Recently Issued Accounting Standards. In December 2004, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 123, (revised
        2004) Share-Based Payment ("SFAS 123R"), which supersedes Accounting Principals Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for the fiscal year beginning on January 1, 2006. The impact of adopting this statement resulted in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the consolidated statements of changes in shareholders' equity as of January 1, 2006 and the adoption did not have a material impact on the Company's results of operations or cash flow.

        In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations - an Interpretation of SFAS Statement No. 143 ("FIN 47"). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 was effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections ("SFAS 154") which replaces APB Opinion No. 20 Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim
        Financial Statements - An Amendment of APB Opinion No. 28. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2005, the FASB ratified the Emerging Issues Task Force's ("EITF") consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights ("EITF 04-05"). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In September 2005, The EITF released Issue No. 05-06, determining the Amortization Period for Leasehold Improvements ("EITF 05-06"), which clarifies the period over which leasehold improvements should be amortized. EITF 05-06 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-06 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-06 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have material impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on the Company's financial statements.

        In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 ("SAB 108"). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company adopted SAB 108 effective December 31, 2006, and its adoption had no impact on the Company's financial position, results of operations or cash flows.

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

        Business Combinations. The Company follows the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations ("SFAS 141") and records all assets acquired and liabilities assumed at fair value. On December 31, 2006, the Company acquired Newkirk, which was a variable interest entity (VIE). The Company was considered the primary beneficiary under FIN 46R, and therefore, consolidates the MLP. The Company follows the provisions of FIN 46R and, as a result, has recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares was based upon a reasonable period before and after the date that the terms of the Merger were agreed to and announced.

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

        Investments in Non-Consolidated Entities. The Company accounts for its investments in 50% or less owned entities under the equity method, unless pursuant to FIN 46R, consolidation is required. If its investment in the entity is less than 3% and it has no influence over the control of the entity then the entity is accounted for under the cost method.

        Marketable Equity Securities. The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses reported in shareholders' equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the consolidated statements of operations. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.

        Notes Receivable. The Company evaluates the collectibility of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note's effective interest rate. Interest on impaired notes is recognized on a cash basis.

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

        Restricted Cash. Restricted cash, which is included in other assets on the condensed consolidated balance sheet, is comprised primarily of cash balances held by lenders for construction and tenant improvement reserves and amounts deposited to complete tax-free exchanges.

        Foreign Currency. The Company has determined that the functional currency of its foreign operations is the respective local currency. As such, assets and liabilities of the Company's foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in other comprehensive income and as a separate component of the Company's shareholders' equity.

        Segment Reporting. The Company operates in one industry segment, investment in net leased real properties.

        Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company's tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2007, the Company is not aware of any environmental matter that could have a material impact on the financial statements.

        Reclassification.   Certain  amounts  included  in  the  2006  financial
        statements have been reclassified to conform with the 2007 presentation.

(3)     Earnings per Share
        ------------------

        The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2007 and 2006:


                                                                                                       Three months ended
                                                                                                               March 31,
                                                                                                    2007                  2006
                                                                                               ---------             ---------
                      BASIC

                      Income from continuing operations                                      $       638           $     2,373
                      Less preferred dividends                                                    (5,631)               (4,109)
                                                                                               ----------            ----------
                      Income (loss) allocable to common shareholders
                          from continuing operations                                              (4,993)               (1,736)
                      Total income from discontinued operations                                    1,577                 3,705
                                                                                               ---------             ---------
                      Net income (loss) allocable to common shareholders                     $    (3,416)          $     1,969
                                                                                               ==========            =========

                      Weighted average number of common shares outstanding                    68,538,404            51,844,001
                                                                                              ==========            ==========

                      Income (loss) per common share - basic:
                      Income (loss) from continuing operations                               $     (0.07)          $     (0.03)
                      Income from discontinued operations                                           0.02                  0.07
                                                                                               ---------             ---------
                      Net income (loss)                                                      $     (0.05)          $      0.04
                                                                                               =========             =========

                      DILUTED

                      Income (loss) allocable to common shareholders
                          from continuing operations - basic                                 $    (4,993)          $    (1,736)
                      Incremental income attributed to assumed
                          conversion of dilutive securities                                           --                    --
                                                                                               ---------            ----------
                      Income (loss) allocable to common shareholders
                          from continuing operations                                              (4,993)               (1,736)
                      Total income from discontinued operations                                    1,577                 3,705
                                                                                               ---------             ---------
                      Net income (loss) allocable to common shareholders                     $    (3,416)          $     1,969
                                                                                               =========             =========

                      Weighted average number of common shares used in
                          calculation of basic earnings per share                             68,538,404            51,844,001
                      Add incremental shares representing:
                          Shares issuable upon exercise of employee share
                                options                                                               --                    --
                          Shares issuable upon conversion of dilutive
                                securities                                                            --                    --
                                                                                               ---------             ---------
                      Weighted average number of shares used in
                      calculation of diluted earnings per common
                      share                                                                   68,538,404            51,844,001
                                                                                              ==========          ============

                      Income (loss) per common share - diluted:
                      Income (loss) from continuing operations                               $     (0.07)          $     (0.03)
                      Income from discontinued operations                                           0.02                  0.07
                                                                                               ---------             ---------
                      Net income (loss)                                                      $     (0.05)          $      0.04
                                                                                               =========             =========

        All incremental shares are considered anti-dilutive since there is a loss from continuing operations applicable to common shareholders for all periods presented.

(4)     Investments in Real Estate and Intangibles
        ------------------------------------------

        During the three months ended March 31, 2007, the Company acquired four properties for a capitalized cost of $79,150 and allocated $9,610 of the purchase price to intangible assets.

        The Company completed the Merger effective December 31, 2006. The allocation of the purchase price was based upon estimates and assumptions. The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate. During the three months ended March 31, 2007, certain estimates were revised. In addition, there may be certain additional items that the Company will revise once it receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not believe the past revisions had, or any future revisions will have, a significant impact on its financial position or results of operations.

        During the three months ended March 31, 2007, the Company acquired additional shares in LSAC for $10,684, which increased its ownership in LSAC from approximately 76% to approximately 87%.

        The following unaudited pro forma financial information for the three months ended March 31, 2006 gives effect to the Merger as if it had occured on January 1, 2006. The unaudited proforma results are based on historical data and are not intended to be indicative of the results of future operations.

                                                          Three Months Ended
                                                            March 31, 2006
                                                             (unaudited)
                                                          ------------------
        Total gross revenues                                  $  88,967
        Net income                                            $   2,669
        Net income (loss) per common share
           after preferred dividends -
           basic and diluted                                  $  (0.02)

        The effect of the refinancing of the Key Bank facility with the proceeds from the Exchangeable Guaranteed Notes has been reflected in the above unaudited pro forma financial information.

(5)     Discontinued Operations
        -----------------------

        During the three months ended March 31, 2007, the Company sold four properties for an aggregate sales price of $41,894 which approximated carrying cost. As of March 31, 2007, the Company had seven properties held for sale.

        The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

                                                                   Three Months Ended March 31,
                                                               2007                        2006
                                                            -----------                ------------
        Rental revenues                                     $     3,102                 $     3,984
        Pre-tax income, including gains on sale             $     1,577                 $     3,756

(6)     Investment in Non-Consolidated Entities
        ---------------------------------------

        The Company has investments in various non-consolidated entities.

        The following is summary historical cost basis selected combined balance sheet data as of March 31, 2007 and December 31, 2006 and income statement data for the three months ended March 31, 2007 and 2006 for the Company's non-consolidated entities that have direct investments in net leased properties:

                                             3/31/07               12/31/06
                                            -------               --------
        Real estate, net                 $  1,354,878           $  1,368,233
        Intangibles, net                      120,813                124,992
        Mortgages payable                   1,047,582              1,050,408

                                                 2007                   2006
                                                 ----                   ----
        Gross revenues                   $     46,727           $     41,972
        Expenses, net                          41,557                 39,563
                                            ---------              ---------
        Net income                       $      5,170           $      2,409
                                            =========              =========

        The Company earned advisory fees of $662 and $1,044 relating to certain of these entities for the three months ended March 31, 2007 and 2006, respectively.

        The following is summary historical cost basis selected balance sheet data as of March 31, 2007 and December 31, 2006 and income statement data for the three months ended March 31, 2007 for the Company's non-consolidated entity, acquired in the Merger, that invests in real estate debt securities:

                                             3/31/07               12/31/06
                                             -------               --------
        Investments                      $    682,052           $    450,355
        Cash                                   73,107                148,262
        Warehouse debt facilities             196,931                 43,893
        Collateralized debt obligations       376,650                376,650

                                              2007
                                              ----
        Interest income                  $     11,154
        Interest expense                        6,669
        Other expense                             970
                                            ---------
        Net income                       $      3,515
                                            =========

(7)     Mortgages and Notes Payable
        ---------------------------

        During the three months ended March 31, 2007, the Company obtained three non-recourse mortgages aggregating $40,325 with interest rates ranging from 5.72% to 6.11% and maturity dates in 2017 and 2021.

        During the three months ended March 31, 2007, the Company repaid all outstanding borrowings under its line of credit and $547,199 of borrowings under the MLP's borrowing facility. In connection with the MLP repayment, the Company incurred approximately $650 to terminate an interest rate swap agreement.

        In addition, the Company issued, through MLP, an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are convertible by the holders into common shares at a price of $25.25 per share, subject to adjustment upon certain events. The intial exchange rate is subject to adjustment under certain events including increases in the Company's rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company's option.

        The Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Notes. These notes which are classified as debt are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.

(8)     Concentration of Risk
        ---------------------

        The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months ended March 31, 2007 and 2006, no single tenant represented greater than 10% of rental revenues.

        Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(9)     Minority Interests
        ------------------

        In conjunction with several of the Company's acquisitions in prior years, sellers were given OP units as a form of consideration. All of such interests are redeemable at certain times, only at the option of the holders, for the Company's common shares on a one-for-one basis and are not otherwise mandatorily redeemable by the Company.

        During the three months ended March 31, 2007, 875,558 OP units were redeemed for common shares and 137,566 OP Units were purchased by the Company for cash, which had an aggregate value of $20,222.

        As of March 31, 2007, there were 40.2 million OP Units outstanding. All OP Units have stated distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP Unit per the applicable partnership agreement, the distributions per OP Unit are reduced by the percentage reduction in the Company's dividend per common share. No OP Units have a liquidation preference.

(10)    Related Party Transactions
        --------------------------

        The Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two first mortgage loans encumbering MLP properties. As of March 31, 2007 and December 31, 2006, the value of the ownership interest was $16,261 and $16,371, respectively.

        Winthrop Management, LP, an entity partially owned and controlled by the Company's Executive Chairman, provides property management services at ten properties owned by the MLP. The MLP incurred fees of $125 for these services for the three months ended March 31, 2007.

        As of March 31, 2007, a $16,594 mortgage note payable is due to an entity owned by two of the Company's significant OP Unitholders and Executive Chairman. The mortgage was assumed in connection with the Merger.

        During the three months ended March 31, 2007, the Company repurchased common shares from two of its officers for an aggregate of $405.

        In addition, the Company earns fees from certain non-consolidated investments (see note 6).

(11)    Shareholders' Equity
        --------------------

        The Company issued $155,000 of its Series D Cumulative Redeemable Preferred Stock ("Series D Preferred") which pays dividends at an annual rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date.

(12)    Commitments and Contingencies
        -----------------------------

        The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. Included in other assets is construction in progress of $9,881 and $4,046 as of March 31, 2007 and December 31, 2006,
        respectively.

        As of March 31, 2007, the Company has entered into letters of intent to purchase two properties for an aggregate of $26,150.

        During the three months ended March 31, 2007, the Company wrote off approximately $431 relating to costs incurred for the LSAC initial public offering. The costs were written off when LSAC decided not to pursue an initial public offering of LSAC shares.

        The Company at times is involved in various legal actions occurring in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

(13)    Share - Based Compensation
        --------------------------

        On February 6, 2007,  the Board of Trustees  established  the  Lexington
        Realty Trust 2007 Outperformance Program, a long-term incentive compensation program. Under this program, participating officers will share in an "outperformance pool" if the Company's total shareholder return for the three-year performance period beginning on the effective date of the Program, January 1, 2007, exceeds the greater of an absolute compound annual total shareholder return of 10% or 110% of the compound annual return of the MSCI US REIT INDEX during the same period measured against a baseline value equal to the average of the ten consecutive trading days immediately prior to April 1, 2007. The size of the outperformance pool for this program will be 10% of the Company's total shareholder return in excess of the performance hurdle, subject to a maximum amount of $40,000. On April 2, 2007, the Compensation Committee modified the effective date of the Program from January 1, 2007 to April 1, 2007.

        The awards are considered liability awards because the number of shares issued to the participants are not fixed and determinable as of the grant date. These awards contain both a service condition and a market condition. As these awards are liability based awards, the measurement date for liability instruments is the date of settlement. Accordingly, liabilities incurred under share-based payment arrangements will initially be measured on the issuance date of February 6, 2007 and are required to be remeasured at the end of each reporting period until settlement.

        A third party was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance program pool. As of grant date, it was determined that the value of the awards was $1,901. The Company recognized $64 in compensation expense relating to the award during the quarter ended March 31, 2007.

        Each participating officer's award under this program will be designated as a specified participation percentage of the aggregate outperformance pool. On February 6, 2007, the Compensation Committee allocated 83% of the outperformance pool to certain of the Company's officers. The unallocated balance of 17% may be allocated by the Compensation Committee in its discretion.

        If the performance hurdle is met, the Company will grant each participating officer non-vested common shares as of the end of the performance period with a value equal to such participating officer's share of the outperformance pool. The non-vested common shares would vest in two equal installments on the first two anniversaries of the date the performance period ends provided the executive continues employment. Once issued, the non-vested common shares would be entitled to dividends and voting rights.

        In the event of a change in control (as determined for purposes of the program) during the performance period, the performance period will be shortened to end on the date of the change in control and participating officers' awards will be based on performance relative to the hurdle through the date of the change in control. Any common shares earned upon a change in control will be fully vested. In addition, the performance period will be shortened to end for an executive officer if he or she is terminated by us without "cause" or he or she resigns for "good reason," as such terms are defined in the executive officer's employment agreement. All determinations, interpretations, and assumptions relating to the vesting and the calculation of the awards under this program will be made by the Compensation Committee.


        During the three months ended March 31, 2007 and 2006, the Company recognized $1,369 and $1,816, respectively, in compensation relating to share grants to trustees and employees.

(14)    Supplemental Disclosure of Statement of Cash Flow Information
        -------------------------------------------------------------

        During the three months ended March 31, 2007 and 2006, the Company paid $32,335 and $21,057, respectively, for interest and $868 and $328, respectively, for income taxes.

        During the three months ended March 31, 2007 and 2006, holders of an aggregate of 875,558 and 90,155 OP Units, respectively redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders' equity and corresponding decrease in minority interest of $17,271 and $1,020, respectively.

(15)    Subsequent Events
        -----------------

        Subsequent to March 31, 2007, the Company purchased the 70% interest in a non-consolidated entity it did not own. The Company is now the sole owner of the former non-consolidated entities' 15 properties. The purchase was satisfied with $82,632 in cash and the assumption of approximately $156,600 of non-recourse mortgage debt. The mortgages bear interest at a weighted average rate of 5.9% and mature at various dates ranging from 2010 to 2021.

        In addition, the Company repurchased an additional 443,000 common shares at a weight average price of $21.12.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS
                       -----------------------------------

Introduction
------------

When we use the terms "Lexington," the "Company," "we," "us" and "our," we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

We merged with Newkirk Realty Trust, Inc., or Newkirk, on December 31, 2006, which we refer to as the Merger. Information regarding items in our Consolidated Statements of Operations as of December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, did not include the business and operations of Newkirk. Information regarding items in our Consolidated Balance Sheet at December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, included the assets, liabilities and minority interests of Newkirk. Beginning with the interim three month period ended March 31, 2007, the business and operations of Newkirk are included in our Consolidated Statements of Operations. Since prior and comparable interim periods did not include information regarding the assets, liabilities and minority interests of Newkirk or the business and operations of Newkirk, you may not be able to effectively compare interim periods because of the material impact to our financial condition and results of operations resulting from the Merger.

Forward-Looking Statements
--------------------------

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three month periods ended March 31, 2007 and 2006, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "believes," "expects," "intends," "anticipates," "estimates," "projects" or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to,
(i) the failure to integrate our operations and properties with those of Newkirk Realty Trust, Inc., (ii) the failure to continue to qualify as a real estate investment trust, (iii) changes in general business and economic conditions,
(iv) competition, (v) increases in real estate construction costs, (vi) changes in interest rates, or (vii) changes in accessibility of debt and equity capital markets. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Critical Accounting Policies
----------------------------

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no significant changes to those policies during 2007.

New Accounting Pronouncements
-----------------------------

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on our financial statements.

Liquidity and Capital Resources
-------------------------------

Real Estate Assets. As of March 31, 2007, we held interests in approximately 365 real estate assets, which were located in 44 states and the Netherlands and contained an aggregate of approximately 59.0 million square feet of net rentable space. The real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. Approximately 98.0% of square feet was subject to a lease at March 31, 2007.

During the three months ended March 31, 2007, we purchased four properties for a capitalized cost of $79.2 million and sold four properties for $41.9 million to the tenant of the properties at an amount that approximated carrying costs.

Our principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under our unsecured credit facility and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2007, the leases on our consolidated properties generated $95.2 million in gross rental revenue compared to $51.6 million during the same period in 2006.

Dividends. We have made quarterly distributions since October 1986 without interruption. We declared a common dividend of $0.375 per share, with respect to the quarter ended March 31, 2007, to common shareholders of record as of April 2, 2007, which was paid on April 16, 2007. Our annualized common dividend rate is currently $1.50 per share. We also declared a dividend on our Series B preferred shares of $0.503125 per share, with respect to the quarter ended March 31, 2007, to preferred shareholders of record as of April 30, 2007, payable on May 15, 2007. The annual preferred dividend rate on the Series B preferred shares is $2.0125 per share. We also declared a dividend on our Series C preferred shares of $0.8125 per share, with respect to the quarter ended March 31, 2007, to preferred shareholders of record as of April 30, 2007, payable on May 15, 2007. The annual preferred dividend rate on the Series C preferred shares is $3.25 per share. We also declared a pro rata dividend on our Series D preferred shares of $0.246424 per share, with respect to the period from the date of issuance to March 31, 2007, to preferred shareholders of record as of April 2, 2007, which was paid on April 16, 2007. The annual preferred dividend rate on the Series D preferred shares is $1.8875 per share.

During the three months ended March 31, 2007, we completed an offering of 6.2 million Series D Preferred Shares, at $25 per share with an annual dividend rate of 7.55% raising net proceeds of $149.8 million.

Cash dividends paid to common and preferred shareholders for the three months ended March 31, 2007 and 2006, were $44.9 million and $23.3 million, respectively. The increase in the amount of cash dividends paid for the three months ended March 31, 2007 is from an increase in the number of shareholders resulting from the Merger and a special distribution paid relating to the Merger.

Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $99.0 million and $23.1 million for the three months ended March 31, 2007 and 2006, respectively. The increase from 2006 to 2007 is primarily a result of additional operating cash flows associated with Newkirk's real estate assets. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants' leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $24.7 million and $30.2 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate, purchase of LSAC shares and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties, proceeds from the sale of marketable securities, release of escrow deposits and distributions from non-consolidated entities. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $28.2 million and $14.9 million for the three months ended March 31, 2007 and 2006, respectively. Cash used in financing activities was primarily attributable to dividends (net of proceeds reinvested under our dividend reinvestment plan), distributions to limited partners, repurchase of common shares/OP Units and repayment of indebtedness. Cash provided by financing activities relates primarily to proceeds from equity offerings and debt financings.

Financing
---------

Revolving Credit Facility. As of March 31, 2007, we were in compliance with all covenants, there were no borrowings outstanding, $198.4 million was available to be borrowed and $1.6 million in letters of credit were outstanding under our unsecured revolving credit facility.

Corporate Borrowings. During the three months ended March 31, 2007, the Company issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027. In addition, the Company issued $200.0 million in Trust Preferred Notes due in 2037 which bear interest at 6.804% through April 2017 and thereafter at three month LIBOR plus 170 basis points. The Company used the proceeds from these issuances, along with other cash sources, to fully repay the outstanding borrowings on the $547.2 million MLP borrowing facility and the Company's line of credit.

Debt Service Requirements. As of March 31, 2007, total outstanding mortgages and notes payable were approximately $2.2 billion, which bore interest at a weighted average interest rate of approximately 5.93%. The estimated scheduled principal amortization payments for the remainder of 2007 and for 2008, 2009, 2010 and 2011 are $ 42.6 million, $62.9 million, $43.6 million, $33.8 million and $34.1 million, respectively. As of March 31, 2007, the estimated scheduled balloon payments for the remainder of 2007 and for 2008, 2009, 2010 and 2011 are $0 million, $31.8 million, $60.8 million, $56.6 million and $112.4 million, respectively.

Other
-----

Lease Obligations. Since our tenants generally bear all or substantially all of the cost of property operations, maintenance and repairs, we do not anticipate significant cash needs for these costs. We generally fund property expansions with available cash and additional secured borrowings, the repayment of which is funded out of rental increases under the leases covering the expanded properties.

Capital Expenditures. As of March 31, 2007, we have entered into letters of intent to purchase two properties for an aggregate estimated obligation of $
26.2 million. These expenditures are expected to be funded from operating cash flows or borrowings on the unsecured revolving credit facility.

Environmental Matters. Based upon management's ongoing review of our properties, management is not aware of any environmental condition with respect to any of our properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law,
(iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and results of operations.

Results of Operations
---------------------

Three months ended March 31, 2007 compared with March 31, 2006. Changes in our results of operations are primarily due to the growth of our portfolio and costs associated with such growth primarily related to the Merger, which was effective December 31, 2006. Of the increase in total gross revenues in 2007 of $43.5 million, $42.7 million is attributable to rental revenue. The remaining $0.8 million increase in gross revenues in 2007 was primarily attributable to a decrease in advisory fees of $0.4 million and a $1.2 million increase in tenant reimbursements.

The increase in interest and amortization expense of $15.6 million is due to the growth of our portfolio resulting from the Merger.

The increase in property operating expense of $3.8 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $34.8 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Merger. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $3.2 million is due primarily to increases in trustee fees, personnel costs and professional fees. Fixed trustee fees were historically paid pro rata over the balance of the year; however, in 2007, fixed trustee fees were expensed during the three months ended March 31, 2007. The increases in personnel costs and professional fees are attributable to the additional employees hired due to the Merger and the increase in our operations resulting from the Merger.

The minority interest share of (income) loss increase of $7.7 million is due to a decrease in earnings at the partnership level (primarily related to depreciation and amortization of real estate and intangibles), resulting primarily from the minority interest related to The Lexington Master Limited Partnership, the former operating partnership for Newkirk.

The equity in earnings of non-consolidated entities increase of $2.2 million is primarily due to the Merger.

Net income decreased by $3.9 million primarily due to the net impact of items discussed above coupled with a decrease of $2.1 million in income from discontinued operations.

The total discontinued operations decrease of $2.1 million is comprised of a decrease in gains on sales of properties of $2.7 million offset by a increase of $0.6 million in income from discontinued operations.

We incurred a net loss applicable to common shareholders in 2007 compared to net income applicable to common shareholders in 2006. The decrease of $5.4 million is due to the items discussed above plus an increase in preferred dividends of $1.5 million. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults.

Off-Balance Sheet Arrangements
------------------------------

Non-Consolidated Real Estate Entities. As of March 31, 2007, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities (which include direct property investments and investments in real estate debt securities) are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

See note 6 to the unaudited condensed consolidated financial statements for summary historical cost basis selected combined balance sheet and income statement data relating to these entities.


                      ITEM 3. QUANTITATIVE AND QUALITATIVE
                     DISCLOSURES ABOUT MARKET RISK ($000's)
                     --------------------------------------


Our exposure to market risk relates primarily to our variable rate and fixed rate debt. As of March 31, 2007 and 2006, our consolidated variable rate indebtedness was $0 and $11,870, respectively, which represented 0% and 1.0% of total long-term indebtedness, respectively. During the three months ended March 31, 2007 and 2006, our variable rate indebtedness had a weighted average interest rate of 7.5% and 8.3%, respectively. Had the weighted average interest rate been 100 basis points higher, our net income for the three months ended March 31, 2007 and 2006 would have been reduced by approximately $105 and $30, respectively. As of March 31, 2007 and 2006, our consolidated fixed rate debt was approximately $2.2 billion and $1.2 billion, respectively, which represented 100% and 99.0%, respectively, of total long-term indebtness. The weighted average interest rate as of March 31, 2007 of fixed rate debt was 5.9%, which approximates the interest rate on fixed rate debt incurred by us during the three months ended March 31, 2007. With no fixed rate debt maturing until 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, our net income would have been reduced by $5,198 for the three months ended March 31, 2007 and by $2,927 for the three months ended March 31, 2006. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement.

                         ITEM 4. CONTROLS AND PROCEDURES
                         -------------------------------


Evaluation of Disclosure Controls and Procedures
------------------------------------------------

Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting
-----------------------------------------

Internal Control Over Financial Reporting. Through the Merger, we acquired Newkirk on December 31, 2006, which had assets of approximately $2.4 billion. Newkirk was excluded from management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 and may result in a significant change in our internal control over financial reporting in 2007. With the exception of any change in internal control over financial reporting from the acquisition of Newkirk, there have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1.        Legal Proceedings.

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.       Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2007:


                                                                                  Total Number of
                                                                                   Shares/Units             Maximum Number of
                                                                                 Purchased as Part        Shares That May Yet
                                  Total Number of         Average Price             of Publicly            Be Purchased Under
                                    Shares/Units            Paid Per             Announced Plans or           the Plans or
            Period                   Purchased             Share/Unit                 Programs                 Programs
-------------------------------- -------------------    ------------------     ----------------------    -----------------------
January 1 - 31, 2007                        -             $          --                      --                 1,471,523
February 1 - 28, 2007                   43,044            $       21.50                  43,044                 1,428,479
March  1 - 31, 2007 (1)              4,098,222            $       20.39               4,098,222                 6,412,778
                                 -------------------    ------------------     ----------------------    -----------------------
First quarter 2007                   4,141,266            $       20.40               4,141,266                 6,412,778
                                 ===================    ==================     ======================    =======================

--------------------
 (1) On March 5, 2007, our board of trustees increased our repurchase authorization to up to 10.0 million common shares/operating partnership units. The increased repurchase authorization was announced on March 5, 2007.

ITEM 3.    Defaults Upon Senior Securities - not applicable.

ITEM 4.    Submission of Matters to a Vote of Security Holders - not applicable.

ITEM 5.    Other Information - not applicable.

ITEM 6.    Exhibits


   Exhibit No.          Description
   -----------          -----------

         2.1        --   Agreement and Plan of Merger, dated July 23, 2006, by
                         and between Newkirk Realty Trust, Inc. ("Newkirk") and
                         Lexington Realty Trust (formerly known as Lexington
                         Corporate Properties Trust, the "Company") (filed as
                         Exhibit 2.1 to the Company's Current Report on Form 8-K filed July 24, 2006 (the "07/24/06 8-K")) (1)

         2.2        --   Amendment No. 1 to Agreement and Plan of Merger, dated
                         as of September 11, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company's
                         Current Report on Form 8-K filed September 13, 2006
                         (the "09/13/06 8-K")) (1)

         2.3        --   Amendment No. 2 to Agreement and Plan of Merger, dated
                         as of October 13, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company's Current
                         Report on Form 8-K filed October 13, 2006) (1)

         3.1        --   Articles of Merger and Amended and Restated Declaration
                         of Trust of the Company, dated December 31, 2006 (filed as Exhibit 3.1 to the Company's Current Report on Form
                         8-K filed January 8, 2007 (the "01/08/07 8-K")) (1)

         3.2        --   Articles Supplementary Relating to the 7.55% Series D
                         Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company's
                         Registration Statement on Form 8A filed February 14,
                         2007 (the "02/14/07 Registration Statement")) (1)

         3.3        --   Amended and Restated By-laws of the Company (filed as
                         Exhibit 3.2 to the 01/08/07 8-K) (1)

         3.4        --   Fifth Amended and Restated Agreement of Limited
                         Partnership of Lepercq Corporate Income Fund L.P.
                         ("LCIF"), dated as of December 31, 1996, as supplemented (the "LCIF Partnership Agreement") (filed as Exhibit 3.3 to the Company's Registration Statement of Form S-3/A filed September 10, 1999 (the "09/10/99
                         Registration Statement")) (1)

         3.5        --   Amendment No. 1 to the LCIF Partnership Agreement dated
                         as of December 31, 2000 (filed as Exhibit 3.11 to the
                         Company's Annual Report on Form 10-K for the year ended
                         December 31, 2003, filed February 26, 2004 (the "2003
                         10-K")) (1)

         3.6        --   First Amendment to the LCIF Partnership Agreement
                         effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K) (1)

         3.7        --   Second Amendment to the LCIF Partnership Agreement
                         effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K) (1)

         3.8        --   Third Amendment to the LCIF Partnership Agreement
                         effective as of December 31, 2003 (filed as Exhibit
                         3.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the "2004 10-K")) (1)

         3.9        --   Fourth Amendment to the LCIF Partnership Agreement
                         effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                         November 4, 2004) (1)

        3.10        --   Fifth Amendment to the LCIF Partnership Agreement
                         effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed
                         December 14, 2004 (the "12/14/04 8-K")) (1)

        3.11        --   Sixth Amendment to the LCIF Partnership Agreement
                         effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January
                         3, 2005 (the "01/03/05 8-K")) (1)

        3.12        --   Seventh Amendment to the LCIF Partnership Agreement
                         (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 3, 2005)(1)

        3.13        --   Second Amended and Restated Agreement of Limited
                         Partnership of Lepercq Corporate Income Fund II L.P.
                         ("LCIF II"), dated as of August 27, 1998 the ("LCIF II
                         Partnership Agreement") (filed as Exhibit 3.4 to the
                         9/10/99 Registration Statement)(1)

        3.14        --   First Amendment to the LCIF II Partnership Agreement
                         effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K) (1)

        3.15        --   Second Amendment to the LCIF II Partnership Agreement
                         effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K) (1)

        3.16        --   Third Amendment to the LCIF II Partnership Agreement
                         effective as of December 8, 2004 (filed as Exhibit 10.2
                         to 12/14/04 8-K) (1)

        3.17        --   Fourth Amendment to the LCIF II Partnership Agreement
                         effective as of January 3, 2005 (filed as Exhibit 10.2
                         to 01/03/05 8-K) (1)

        3.18        --   Fifth Amendment to the LCIF II Partnership Agreement
                         effective as of July 23, 2006 (filed as Exhibit 99.5 to the 07/24/06 8-K) (1)

        3.19        --   Sixth Amendment to the LCIF II Partnership Agreement
                         effective as of December 20, 2006 (filed as Exhibit
                         10.1 to the Company's Current Report on Form 8-K filed
                         December 22, 2006)(1)

        3.20        --   Amended and Restated Agreement of Limited Partnership
                         of Net 3 Acquisition L.P. (the "Net 3 Partnership
                         Agreement") (filed as Exhibit 3.16 to the Company's
                         Registration Statement of Form S-3 filed November 16,
                         2006) (1)

        3.21        --   First Amendment to the Net 3 Partnership Agreement
                         effective as of November 29, 2001 (filed as Exhibit
                         3.17 to the 2003 10-K) (1)

        3.22        --   Second Amendment to the Net 3 Partnership Agreement
                         effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K) (1)

        3.23        --   Third Amendment to the Net 3 Partnership Agreement
                         effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K) (1)

        3.24        --   Fourth Amendment to the Net 3 Partnership Agreement
                         effective as of December 8, 2004 (filed as Exhibit 10.3
                         to 12/14/04 8-K) (1)

        3.25        --   Fifth Amendment to the Net 3 Partnership Agreement
                         effective as of January 3, 2005 (filed as Exhibit 10.3
                         to 01/03/05 8-K) (1)

        3.26        --   Second Amended and Restated Agreement of Limited
                         Partnership of The Lexington Master Limited Partnership
                         (formerly known as The Newkirk Master Limited
                         Partnership, the "MLP"), dated as of December 31, 2006, between Lex GP-1 Trust and Lex LP-1 Trust (filed as
                         Exhibit 10.4 to the 01/08/07 8-K) (1)

         4.1        --   Specimen of Common Shares Certificate of the Company
                         (filed as Exhibit 4.1 to the Company's Annual Report on
                         Form 10-K for the year ended December 31, 2006 (the
                         "2006 10-K")) (1)

         4.2        --   Form of 8.05% Series B Cumulative Redeemable Preferred
                         Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed June
                         17, 2003) (1)

         4.3        --   Form of 6.50% Series C Cumulative Convertible Preferred
                         Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed
                         December 8, 2004) (1)

         4.4        --   Form of 7.55% Series D Cumulative Redeemable Preferred
                         Stock certificate (filed as Exhibit 4.1 to the 02/14/07
                         Registration Statement) (1)

         4.5        --   Form of Special Voting Preferred Stock certificate
                         (filed as Exhibit 4.5 to the 2006 10-K) (1)

         4.6        --   Indenture, dated as of January 29, 2007, among The
                         Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National
                         Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed January 29,
                         2007 (the "01/29/07 8-K")) (1)

         4.7        --   First Supplemental Indenture, dated as of January 29,
                         2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due
                         2027 (filed as Exhibit 4.2 to the 01/29/07 8-K) (1)

         4.8        --   Second Supplemental Indenture, dated as of March 9,
                         2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due
                         2027 (filed as Exhibit 4.3 to the Company's Current
                         Report filed on March 9, 2007 (the "03/09/07 8-K")) (1)

         4.9        --   Amended and Restated Trust Agreement, dated March 21,
                         2007, among Lexington Realty Trust, The Bank of New
                         York Trust Company, National Association, The Bank of
                         New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred
                         Securities from time to time (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March
                         27, 2007 (the "03/27/2007 8-K")) (1)

        4.10        --   Junior Subordinated Indenture, dated as of March 21,
                         2007, between Lexington Realty Trust and The Bank of
                         New York Trust Company, National Association (filed as
                         Exhibit 4.2 to the 03/27/07 8-K) (1)

         9.1        --   Voting Trustee Agreement, dated as of December 31,
                         2006, among the Company, The Lexington Master Limited
                         Partnership and NKT Advisors LLC (filed as Exhibit 10.6
                         to the 01/08/07 8-K) (1)

        10.1        --   Form of 1994 Outside Director Shares Plan of the
                         Company (filed as Exhibit 10.8 to the Company's Annual
                         Report on Form 10-K for the year ended December 31,
                         1993) (1, 4)

        10.2        --   Amended and Restated 2002 Equity-Based Award Plan of
                         the Company (filed as Exhibit 10.54 to the Company's
                         Annual Report on Form 10-K for the year ended December
                         31, 2002, filed on March 24, 2003 (the "2002 10-K"))
                         (1)

        10.3        --   1994 Employee Stock Purchase Plan (filed as Exhibit D
                         to the Company's Definitive Proxy Statement dated April
                         12, 1994) (1, 4)

        10.4        --   1998 Share Option Plan (filed as Exhibit A to the
                         Company's Definitive Proxy Statement filed on April 22,
                         1998) (1, 4)

        10.5        --   Amendment to 1998 Share Option Plan (filed as Exhibit
                         10.3 to the Company's Current Report on Form 8-K filed on February 6, 2006 (the "02/06/06 8-K")) (1, 4)

        10.6        --   Amendment to 1998 Share Option Plan (filed as Exhibit
                         10.3 to the Company's Current Report on Form 8-K filed on January 3, 2007 (the "01/03/07 8-K")) (1, 4)

        10.7        --   Form of Compensation Agreement (Bonus and Long-Term
                         Compensation) between the Company and John B. Vander
                         Zwaag (filed as Exhibit 10.13 to the 2004 10-K) (1, 4)

        10.8        --   2007 Outperformance Program (filed as Exhibit 10.1 to
                         the Company's Current Report on Form 8-K filed on April
                         5, 2007) (1,4)

        10.8        --   Form of Compensation Agreement (Long-Term Compensation)
                         between the Company and the following officers: Richard
                         J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)

        10.9        --   Form of Compensation Agreement (Bonus and Long-Term
                         Compensation) between the Company and the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

        10.10       --   Form of Nonvested Share Agreement (Performance Bonus
                         Award) between the Company and the following officers:
                         E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the
                         02/06/06 8-K) (1, 4)

        10.11       --   Form of Nonvested Share Agreement (Long-Term Incentive
                         Award) between the Company and the following officers:
                         E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse,
                         Patrick Carroll and John B. Vander Zwaag (filed as
                         Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

        10.12       --   Form of the Company's Nonvested Share Agreement, dated
                         as of December 28, 2006 (filed as Exhibit 10.2 to the
                         01/03/07 8-K) (1,4)

        10.13       --   Form of Lock-Up and Claw-Back Agreement, dated as of
                         December 28, 2006 (filed as Exhibit 10.4 to the
                         01/03/07 8-K) (1)

        10.14       --   Lexington Strategic Asset Corp. ("LSAC") 2005 Equity
                         Incentive Compensation Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 13, 2005 (the "09/13/05 8-K")) (1, 4)

        10.15       --   Form of Restricted Share Award Agreement under the LSAC
                         2005 Equity Incentive Compensation Plan (filed as
                         Exhibit 10.2 to the 09/13/05 8-K) (1, 4)

        10.16       --   Amendment to LSAC 2005 Equity Incentive Compensation
                         Plan (filed as Exhibit 10.1 to the Company's Current
                         Report on Form 8-K filed on October 6, 2005 (the
                         "10/06/05 8-K")) (1, 4)

        10.17       --   Form of Rescission of Restricted Share Award Agreement
                         under the LSAC 2005 Equity Incentive Compensation Plan
                         (filed as Exhibit 10.2 to the 10/06/05 8-K) (1, 4)

        10.18       --   Employment Agreement between the Company and E. Robert
                         Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed May 5,
                         2006 (the "05/05/06 8-K")) (1, 4)

        10.19       --   Employment Agreement between the Company and T. Wilson
                         Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the
                         05/05/06 8-K) (1, 4)

        10.20       --   Employment Agreement between the Company and Richard J.
                         Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the
                         05/05/06 8-K) (1, 4)

        10.21       --   Employment Agreement between the Company and Patrick
                         Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)

        10.22       --   Employment Agreement between the Company and John B.
                         Vander Zwaag, dated May 4, 2006 (filed as Exhibit 99.5
                         to the 05/05/06 8-K) (1, 4)

        10.23       --   Employment Agreement, effective as of December 31,
                         2006, between the Company and Michael L. Ashner (filed as Exhibit 10.16 to the 01/08/07 8-K) (1,4)

        10.24       --   Waiver Letters, dated as of July 23, 2006 and delivered
                         by each of E. Robert Roskind, Richard J. Rouse, T.
                         Wilson Eglin, Patrick Carroll and John B. Vander Zwaag
                         (filed as Exhibit 10.17 to the 01/08/07 8-K) (1)

        10.25       --   2007 Trustee Fees Term Sheet (detailed on the Company's
                         Current Report on Form 8-K filed February 12, 2007) (1,
                         4)

        10.26       --   Form of Indemnification Agreement between the Company
                         and certain officers and trustees (filed as Exhibit
                         10.3 to the 2002 10-K) (1)

        10.27       --   Credit Agreement among the Company, LCIF, LCIF II, Net
                         3 Acquisition L.P., jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, Wachovia Capital Markets, LLC, as lead arranger,
                         Wachovia Bank, National Association, as agent, Key
                         Bank, N.A., as Syndication agent, each of Sovereign
                         Bank and PNC Bank, National Association, as co-documentation agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5(d) therein (filed as Exhibit 10.1 to the Company's Current
                         Report on Form 8-K filed June 30, 2005) (1)

        10.28       --   First Amendment to Credit Agreement, dated as of June
                         1, 2006 (filed as Exhibit 10.1 to the Company's Current
                         Report on Form 8-K filed June 2, 2006) (1)

        10.29       --   Second Amendment to Credit Agreement, dated as of
                         December 27, 2006 (filed as Exhibit 10.1 to the
                         01/03/07 8-K) (1)

        10.30       --   Master Loan Agreement, dated August 11, 2005, among the
                         MLP and T-Two Partners, L.P., KeyBank National
                         Association, Bank of America, N.A., Lasalle Bank,
                         National Association, and KeyBanc Capital Markets
                         (filed as Exhibit 10.16 to Amendment No. 1 to Newkirk's
                         Registration Statement on Form S-11/A (Registration No.
                         333-127278) filed on September 16, 2005 ("Amendment No.
                         1 to NKT's S-11")) (1)

        10.31       --   Master Promissory Note, dated as of August 11, 2005, by
                         the MLP in favor of KeyBank National Association (filed as Exhibit 10.17 to Amendment No. 1 to NKT's S-11) (1)

        10.32       --   Form of Mortgage, dated as of August 11, 2005, from the
                         MLP in favor of KeyBank National Association (filed as
                         Exhibit 10.18 to Amendment No. 1 to NKT's S-11) (1)

        10.33       --   Ownership Interest Pledge and Security Agreement, dated
                         as of August 11, 2005, from the MLP to KeyBank National
                         Association (filed as Exhibit 10.19 to Amendment No. 1
                         to NKT's S-11) (1)

        10.34       --   Ownership Interest Pledge and Security Agreement
                         (subsidiaries), dated as of August 11, 2005, from the MLP to KeyBank National Association (filed as Exhibit
                         10.20 to Amendment No. 1 to NKT's S-11) (1)

        10.35       --   Ownership Interest Pledge and Security Agreement
                         (Finco, GP and Capital), dated as of August 11, 2005, from the MLP to KeyBank National Association (filed as
                         Exhibit 10.21 to Amendment No. 1 to NKT's S-11) (1)

        10.36       --   Indemnity Agreement, dated as of August 11, 2005, from
                         the MLP to KeyBank National Association (filed as
                         Exhibit 10.22 to Amendment No. 1 to NKT's S-11) (1)

        10.37       --   Master Repurchase Agreement, dated May 24, 2006,
                         between Bear, Stearns International Limited and 111
                         Debt Acquisition-Two LLC (filed as Exhibit 10.1 to
                         Newkirk's Current Report on Form 8-K filed May 30,
                         2006) (1)

        10.38       --   Master Repurchase Agreement, dated March 30, 2006,
                         among Column Financial Inc., 111 Debt Acquisition LLC,
                         111 Debt Acquisition Mezz LLC and Newkirk (filed as
                         Exhibit 10.2 to Newkirk's Current Report on Form 8-K filed April 5, 2006 (the "NKT 04/05/06 8-K")) (1)

        10.39       --   Advisory Agreement, dated as of October 6, 2005, by and
                         among LSAC, LSAC Operating Partnership L.P. and LXP
                         Advisory LLC (filed as Exhibit 10.39 to the 2006 10-K)
                         (1)

        10.40       --   Investment Advisory and Asset Management Agreement by
                         and between AGAR International Holdings Ltd. and
                         Lexington Realty Advisors, Inc. ("LRA") (filed as
                         Exhibit 10.40 to the Company's Annual Report on Form
                         10-K for the year ended December 31, 2000 and filed on April 2, 2001) (1)

        10.41       --   Limited Liability Company Agreement of 111 Debt
                         Holdings LLC, dated March 31, 2006, among the MLP, WRT
                         Realty, L.P. and FUR Holdings LLC (filed as Exhibit
                         10.1 to the NKT 04/05/06 8-K) (1, 4)

        10.42       --   Operating Agreement of Lexington Acquiport Company, LLC
                         ("LAC I") and Management Agreement between LRA and LAC
                         I (filed as Exhibit 2 to the Company's Current Report on Form 8-K filed August 3, 1999) (1)

        10.43       --   First Amendment to Operating Agreement of LAC I, dated
                         as of December 5, 2001 (filed as Exhibit 99.6 to the
                         Company's Current Report on Form 8-K filed December 21,
                         2001 (the "12/21/01 8-K") (1)

        10.44       --   Second Amendment to Operating Agreement of LAC I, dated
                         as of November 10, 2006 (filed as Exhibit 10.1 to the
                         Company's Current Report on Form 8-K filed November 13,
                         2006 (the "11/13/06 8-K")) (1)

        10.45       --   First Amendment to Management Agreement, dated as of
                         December 5, 2001, by and between LAC I and LRA (filed as Exhibit 99.7 to the Company's Current Report on Form
                         8-K filed December 21, 2001 (the "2001 8-K")) (1)

        10.46       --   Operating Agreement of Lexington Acquiport Company II,
                         LLC ("LAC II"), dated as of December 5, 2001 (filed as
                         Exhibit 99.4 to the 12/21/01 8-K) (1)

        10.47       --   First Amendment to Operating Agreement of LAC II, dated
                         as of November 10, 2006 (filed as Exhibit 10.2 to the
                         11/13/06 8-K) (1)

        10.48       --   Management Agreement, dated as of December 5, 2001, by
                         and between LAC II and LRA (filed as Exhibit 99.5 to the 12/21/01 8-K) (1)

        10.49       --   Limited Partnership Agreement of Lexington/Lion Venture
                         L.P. ("Lex/Lion"), dated as of October 1, 2003, and
                         Management Agreement between Lex/Lion and LRA (filed as
                         Exhibit 10.1 to the Company's Current Report on Form
                         8-K filed October 3, 2003) (1)

        10.50       --   First Amendment to the Limited Partnership Agreement of
                         Lex/Lion, dated as of December 4, 2003 (filed as
                         Exhibit 10.23 to the 2004 10-K) (1)

        10.51       --   Second Amendment to the Limited Partnership Agreement
                         of Lex/Lion, effective as of August 11, 2004 (filed as Exhibit 10.1 to the Company's Current Report on Form
                         8-K filed October 5, 2004) (1)

        10.52       --   Third Amendment to the Limited Partnership Agreement of
                         Lex/Lion, dated as of December 29, 2005 (filed as
                         Exhibit 10.1 to the Company's Current Report on Form
                         8-K filed on January 5, 2006) (1, 4)

        10.53       --   Management Agreement, dated as of October 1, 2003, by
                         and between Lex/Lion and LRA (filed as Exhibit 10.53 to the 2006 10-K) (1)

        10.54       --   Funding Agreement, dated as of July 23, 2006, by and
                         among LCIF, LCIF II and Net 3 Acquisition L.P. and the
                         Company (filed as Exhibit 99.4 to the 07/24/06 8-K) (1)

        10.56       --   Funding Agreement, dated as of December 31, 2006, by
                         and among LCIF, LCIF II, Net 3 Acquisition L.P., the
                         MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)

        10.57       --   Guaranty Agreement, effective as of December 31, 2006,
                         between the Company and the MLP (filed as Exhibit 10.5
                         to the 01/08/07 8-K) (1)

        10.58       --   Amended and Restated Exclusivity Services Agreement,
                         dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.1 to the
                         01/08/07 8-K) (1)

        10.59       --   Transition Services Agreement, dated as of December 31,
                         2006, between the Company and First Winthrop
                         Corporation (filed as Exhibit 10.3 to the 01/08/07 8-K)
                         (1)

        10.60       --   Acquisition Agreement, dated as of November 7, 2005,
                         between Newkirk and First Union Real Estate Equity and
                         Mortgage Investments ("First Union") (filed as Exhibit
                         10.4 to First Union's Current Report on Form 8-K filed on November 10, 2005) (1)

        10.61       --   Amendment to Acquisition Agreement and Assignment and
                         Assumption, dated as of December 31, 2006, among NKT,
                         Winthrop Realty Trust and the Company (filed as Exhibit
                         10.7 to the 01/08/07 8-K) (1)

        10.62       --   Letter Agreement among Newkirk, Apollo Real Estate
                         Investment Fund III, L.P., the MLP, NKT Advisors LLC,
                         Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC,
                         Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC
                         (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk
                         Registration Statement on Form S-11/A filed October 28,
                         2005 ("Amendment No. 5 to NKT's S-11")) (1)

        10.63       --   Amendment to the Letter Agreement among Newkirk, Apollo
                         Real Estate Investment Fund III, L.P., the MLP, NKT
                         Advisors LLC, Vornado Realty Trust, Vornado Realty
                         L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP
                         LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit
                         10.25 to Amendment No. 5 to Newkirk's S-11) (1)

        10.64       --   Ownership Limit Waiver Agreement, dated as of December
                         31, 2006, between the Company and Vornado Realty, L.P.
                         (filed as Exhibit 10.8 to the 01/08/07 8-K) (1)

        10.65       --   Ownership Limit Waiver Agreement, dated as of December
                         31, 2006, between the Company and Apollo Real Estate
                         Investment Fund III, L.P. (filed as Exhibit 10.9 to the
                         01/08/07 8-K) (1)

        10.66       --   Registration Rights Agreement, dated as of December 31,
                         2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K) (1)

        10.67       --   Registration Rights Agreement, dated as of December 31,
                         2006, between the Company and WEM-Brynmawr

                         Associates LLC (filed as Exhibit 10.11 to the 01/08/07 8-K) (1)

        10.68       --   Registration Rights Agreement, dated as of November 7,
                         2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk's Current Report on Form 8-K filed November 15, 2005 ("NKT's 11/15/05 8-K")) (1)

        10.69       --   Registration Rights Agreement, dated as of November 7,
                         2005, between Newkirk and Apollo Real Estate Investment
                         Fund III, L.P. ("Apollo") (filed as Exhibit 10.5 to
                         NKT's 11/15/05 8-K) (1)

        10.70       --   Registration Rights Agreement, dated as of November 7,
                         2005, between the Company and First Union (filed as
                         Exhibit 10.6 to NKT's 11/15/05 8-K) (1)

        10.71       --   Assignment and Assumption Agreement, effective as of
                         December 31, 2006, among Newkirk, the Company, and
                         Vornado Realty L.P. (filed as Exhibit 10.12 to the
                         01/08/07 8-K) (1)

        10.72       --   Assignment and Assumption Agreement, effective as of
                         December 31, 2006 among Newkirk, the Company, and
                         Apollo Real Estate Investment Fund III, L.P. (filed as
                         Exhibit 10.13 to the 01/08/07 8-K) (1)

        10.73       --   Assignment and Assumption Agreement, effective as of
                         December 31, 2006, among Newkirk, the Company, and
                         Winthrop Realty Trust filed as Exhibit 10.14 to the
                         01/08/07 8-K) (1)

        10.74       --   Registration Rights Agreement, dated as of January 29,
                         2007, among the MLP, the Company, LCIF, LCIF II, Net 3
                         Acquisition L.P., Lehman Brothers Inc. and Bear,
                         Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K) (1)

        10.75       --   Common Share Delivery Agreement, made as of January 29,
                         2007, between the MLP and the Company (filed as Exhibit
                         10.77 to the 2006 10-K) (1)

        10.76       --   Registration Rights Agreement, dated as of March 9,
                         2007, among the MLP, the Company, LCIF, LCIF II, Net 3
                         Acquisition L.P., Lehman Brothers Inc. and Bear,
                         Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K) (1)

        10.77       --   Common Share Delivery Agreement, made as of March 9,
                         2007, between the MLP and the Company (filed as Exhibit
                         4.5 to the 03/09/2007 8-K) (1)

        10.78       --   Property Management Agreement, dated as of December 31,
                         2006, among the Company, the MLP, and Winthrop
                         Management L.P. (filed as Exhibit 10.15 to the 01/08/07
                         8-K) (1)

        10.79       --   Purchase Agreement, dated as of May 1, 2007, between
                         the Company and Utah State Retirement Investment Fund
                         (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 4, 2007) (1)

        31.1        --   Certification of Chief Executive Officer pursuant to
                         rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

        31.2        --   Certification of Chief Financial Officer pursuant to
                         rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

        32.1        --   Certification of Chief Executive Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002 (3)

       32.2         --   Certification of Chief Financial Officer pursuant to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002 (3)

------------

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


                          Lexington Realty Trust




Date: May 10, 2007        By:  /s/ T. Wilson Eglin
                             ------------------------------------------
                              T. Wilson Eglin
                              Chief Executive Officer, President and Chief
                              Operating Officer





Date: May 10, 2007        By: /s/ Patrick Carroll
                             ------------------------------------------
                              Patrick Carroll
                              Chief Financial Officer, Executive Vice President and Treasurer