Form 10-Q
period 2007-06-30
LEXINGTON REALTY TRUST
filed 2007-08-09
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007.

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________________ to ________________

Commission  File Number 1-12386

LEXINGTON REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3717318 (I.R.S. Employer Identification No.)
One Penn Plaza – Suite 4015 New York, NY (Address of principal executive offices)	10119 (Zip code)
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

Yes        No  x

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 64,031,973 common shares, par value $.0001 per share on August 2, 2007.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2007 (Unaudited) and December 31, 2006
(In thousands, except share and per share data)

	June 30,	December 31,
	2007	2006
Assets:
Real estate, at cost	$4,870,601	$3,747,156
Less: accumulated depreciation and amortization	372,062	276,129
	4,498,539	3,471,027
Properties held for sale – discontinued operations	28,078	69,612
Intangible assets, net	660,504	468,244
Cash and cash equivalents	75,419	97,547
Investment in and advances to non-consolidated entities	150,747	247,045
Deferred expenses, net	35,185	16,084
Notes receivable	49,526	50,534
Rent receivable – current	53,213	53,744
Rent receivable – deferred	24,717	29,410
Investment in marketable equity securities	18,052	32,036
Other assets	81,194	89,574
	$5,675,174	$4,624,857
Liabilities and Shareholders’ Equity:
Liabilities:
Mortgages and notes payable	$2,598,230	$2,126,810
Exchangeable notes payable	450,000	—
Trust notes payable	200,000	—
Contract rights payable	12,823	12,231
Dividends payable	31,021	44,948
Liabilities – discontinued operations	3,169	6,064
Accounts payable and other liabilities	34,744	25,877
Accrued interest payable	24,804	10,818
Deferred revenue - below market leases	348,967	362,815
Prepaid rent	16,026	10,109
	3,719,784	2,599,672
Minority interests	818,069	902,741
	4,537,853	3,502,413
Commitments and contingencies (notes 12 and 13)
Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000, 3,100,000 shares issued and outstanding	150,589	150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000, 6,200,000 shares issued and outstanding in 2007	149,774	—
Special Voting Preferred Share, par value $0.0001 per share; authorized, issued and outstanding 1 share	—	—
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 63,964,637 and 69,051,781 shares issued and outstanding in 2007 and 2006, respectively	6	7
Additional paid-in-capital	1,084,665	1,188,900
Accumulated distributions in excess of net income	(324,822)	(294,640)
Accumulated other comprehensive income	794	1,273
	1,137,321	1,122,444
	$5,675,174	$4,624,857
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six months ended June 30, 2007 and 2006
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross revenues:
Rental	$102,460	$43,781	$189,187	$89,654
Advisory and incentive fees	11,224	1,338	11,943	2,401
Tenant reimbursements	6,769	3,887	12,420	8,320
Total gross revenues	120,453	49,006	213,550	100,375

Expense applicable to revenues:
Depreciation and amortization	(57,620)	(19,594)	(110,186)	(39,078)
Property operating	(13,869)	(7,308)	(25,417)	(15,004)
General and administrative	(12,355)	(4,858)	(21,142)	(10,475)
Non-operating income	2,577	5,911	5,219	6,706
Interest and amortization expense	(39,441)	(17,571)	(72,319)	(34,940)
Debt satisfaction gains	—	1,241	—	294
Impairment loss	—	(1,121)	—	(1,121)

Income (loss) before benefit (provision) for income taxes, minority interests, equity in earnings of non-consolidated entities and discontinued operations	(255)	5,706	(10,295)	6,757
Benefit (provision) for income taxes	(1,804)	82	(2,242)	155
Minority interests share of income	(19,270)	(798)	(12,064)	(970)
Equity in earnings of non-consolidated entities	38,388	848	41,897	2,116
Income from continuing operations	17,059	5,838	17,296	8,058

Discontinued operations:
Income from discontinued operations	4,905	1,302	7,508	3,281
Provision for income taxes	(2,510)	(25)	(2,614)	(74)
Debt satisfaction (charges) gains	(89)	5,843	(89)	5,765
Gains on sales of properties	12,828	14,263	12,828	16,916
Minority interests share of income	(3,254)	(1,701)	(3,775)	(2,348)
Total discontinued operations	11,880	19,682	13,858	23,540
Net income	28,939	25,520	31,154	31,598
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(3,180)	(3,180)
Dividends attributable to preferred shares – Series C	(2,519)	(2,519)	(5,038)	(5,038)
Dividends attributable to preferred shares – Series D	(2,925)	—	(4,447)	—
Net income allocable to common shareholders	$21,905	$21,411	$18,489	$23,380

Income per common share – basic:
Income from continuing operations, after preferred
dividends	$0.16	$0.03	$0.07	$—
Income from discontinued operations	0.18	0.38	0.21	0.45
Net income allocable to common shareholders	$0.34	$0.41	$0.28	$0.45

Weighted average common shares outstanding – basic	65,265,217	52,116,003	66,892,769	51,980,753

Income per common share – diluted:
Income from continuing operations, after preferred
dividends	$0.16	$0.03	$0.07	$—
Income from discontinued operations	0.18	0.38	0.21	0.45
Net income allocable to common shareholders	$0.34	$0.41	$0.28	$0.45

Weighted average common shares outstanding – diluted	65,265,828	52,136,573	66,893,390	52,006,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and Six months ended June 30, 2007 and 2006
(Unaudited and in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$28,939	$25,520	$31,154	$31,598
Other comprehensive income (loss):
Change in unrealized gain in marketable equity securities	(362)	(92)	(520)	(92)
Change in unrealized gain in foreign currency translation	5	293	41	143

Comprehensive income	$28,582	$25,721	$30,675	$31,649

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months ended June 30, 2007 and 2006
(Unaudited and in thousands)

	2007	2006

Net cash provided by operating activities	$152,604	$53,784

Cash flows from investing activities:
Acquisition of interest in certain non-consolidated entities	(366,614)	—
Investment in real estate, including intangibles	(133,722)	(52,283)
Acquisitions of additional interests in LSAC	(24,114)	—
Issuance of notes receivable - affiliate	—	(8,300)
Investment in note receivable	—	(11,144)
Net proceeds from sale/transfer of properties	108,523	55,762
Proceeds from the sale of marketable equity securities	13,077	—
Real estate deposits	(890)	(1,726)
Principal payments received on loan receivable	1,332	—
Distributions from non-consolidated entities in excess of accumulated earnings	7,823	11,927
Investment in and advances to / from non-consolidated entities	(45,824)	(10,154)
Investment in marketable equity securities	(723)	(4,314)
Increase in deferred leasing costs	(2,480)	(1,038)
Decrease (increase) in escrow deposits	33,905	(822)
Net cash used in investing activities	(409,707)	(22,092)

Cash flows from financing activities:
Dividends to common and preferred shareholders	(75,353)	(46,730)
Principal payments on debt, excluding normal amortization	(570,730)	(51,071)
Dividend reinvestment plan proceeds	5,652	6,537
Principal amortization payments	(36,034)	(13,573)
Proceeds of mortgages and notes payable	67,225	77,936
Proceeds from term loan	225,000	—
Proceeds from trust preferred notes	200,000	—
Proceeds from exchangeable notes	450,000	—
Increase in deferred financing costs	(16,986)	(939)
Contributions from minority partners	79	810
Cash distributions to minority partners	(46,030)	(3,996)
Proceeds from the sale of common and preferred shares, net	149,909	253
Repurchase of common shares	(134,068)	—
Partnership units repurchased	(3,114)	(116)
Net cash provided by (used in) financing activities	215,550	(30,889)

Cash acquired in co-investment program acquisition	20,867	—
Cash associated with sale of interest in entity	(1,442)	—
Change in cash and cash equivalents	(22,128)	803
Cash and cash equivalents, at beginning of period	97,547	53,515
Cash and cash equivalents, at end of period	$75,419	$54,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006
(Unaudited and dollars in thousands, except per share / unit data)

(1)	The Company

Lexington Realty Trust (the “Company”), is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to investors in the net lease area.  As of June 30, 2007, the Company owned or had interests in approximately 350 consolidated properties in 44 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to corporate tenants, however certain leases provide that the Company is responsible for certain operating expenses.

On December 31, 2006, the Company completed its merger with Newkirk Realty Trust, Inc., or Newkirk (the “Newkirk Merger”). Newkirk’s primary business was similar to the primary business of the Company. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership (“MLP”). Newkirk was the general partner and owned 31.0% of the units of limited partnership in the MLP (the “MLP units”). In connection with the Newkirk Merger, the Company changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and an affiliate of the Company became the general partner of the MLP and another affiliate of the Company became the holder of a 31.0% ownership interest in the MLP.

In the Newkirk Merger, Newkirk merged with and into the Company, with the Company as the surviving entity. Each holder of Newkirk’s common stock received 0.80 common shares of the Company in exchange for each share of Newkirk’s common stock, and the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 units, resulting in 35.5 million MLP units applicable to the minority interest being outstanding after the Newkirk Merger. Each MLP unit is redeemable at the option of the holder for cash based on the value of a common share of the Company or, if the Company elects, on a one-for-one basis for the Company’s common shares.

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

During the first quarter of 2007, the Company’s Board of Trustees authorized the Company to repurchase, from time to time, up to 10.0 million common shares and/or operating partnership units in the Company’s operating partnership subsidiaries (“OP Units”) depending on market conditions and other factors. During the six months ended  June 30, 2007, the Company repurchased and retired approximately 6.6 million common shares/OP Unit at an average price of approximately $20.66 per common share/OP Unit aggregating $137.0 million (including broker commissions), in the open market and through private transactions with employees and third parties.

On June 4, 2007, the Company announced a strategic restructuring plan. The plan, when and if completed, will restructure the Company into a company consisting primarily of:

•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral;

•	A minority interest in a to-be-formed joint venture that invests in specialty single-tenant real estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.

      In connection with the strategic restructuring plan, the Company:

•
acquired all of the outstanding interests not otherwise owned by the Company in Triple Net Investment Company LLC, one of the Company’s co-investment programs, which resulted in the Company becoming the sole owner of the co-investment program’s 15 primarily single tenant net leased properties;

•
acquired all of the outstanding interests not otherwise owned by the Company in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of the Company’s co-investment programs, which resulted in the Company becoming the sole owner of the co-investment program’s 26 primarily single tenant net leased properties;

•	terminated Lexington/Lion Venture L.P., one of its co-investment programs, and was distributed 7 primarily single tenant net leased properties owned by the co-investment program;

•	announced a disposition program, whereby the Company is marketing approximately 140 non-core assets for sale; and

•
announced its intention to create a joint venture with an institutional funding source to invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets.

The Company can provide no assurances that it will dispose of any assets under its disposition program or enter into a definitive agreement to create the joint venture.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The Company's consolidated financial statements are prepared on the accrual basis of accounting.  The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), Net 3 Acquisition L.P. (“Net 3”), the MLP, Lexington Realty Advisors, Inc. (“LRA”), Lexington Contributions, Inc. (“LCI”), and Six Penn Center L.P.  LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner and a limited partner of each of LCIF, LCIF II, Net 3, the MLP and Six Penn Center L.P.  Lexington Strategic Asset Corp.  (“LSAC”), formerly a majority owned taxable REIT subsidiary, was merged with and into the Company as of June 30, 2007. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest

Entities (“FIN 46R”).  FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights.  If the entity is not a variable interest entity, and the Company controls the entity’s voting shares or similar rights, the entity is consolidated.

Earning Per Share. Basic net income (loss) per share is computed by dividing net income, reduced by preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of in-the-money common share options, certain non-vested common shares, OP Units, put options of certain partners’ interests in non-consolidated entities and convertible securities.

Recently Issued Accounting Standards. In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004) Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for the fiscal year beginning on January 1, 2006. The impact of adopting this statement resulted in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the consolidated statements of changes in shareholders’ equity as of January 1, 2006 and the adoption did not have a material impact on the Company’s results of operations or cash flows.

In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity.  It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005.  The impact of the adoption of EITF 04-05 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company adopted SAB 108 effective December 31, 2006, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

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

Business Combinations. The Company follows the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and records all assets acquired and liabilities assumed at fair value. On December 31, 2006, the Company acquired Newkirk, which was a variable interest entity (VIE). The Company was considered the primary beneficiary under FIN 46R, and therefore, consolidates the MLP. The Company follows the provisions of FIN 46R and, as a result, has recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares was based upon a reasonable period before and after the date that the terms of the Newkirk Merger were agreed to and announced.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The values of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.

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

The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. LRA and LCI are, and LSAC was a, taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

Foreign Currency. The Company has determined that the functional currency of its foreign operations is the respective local currency. As such, assets and liabilities of the Company’s foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in other comprehensive income and as a separate component of the Company’s shareholders’ equity.

Segment Reporting. The Company operates in one industry segment, investment in net leased real properties.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2007, the Company is not aware of any environmental matter that could have a material impact on the financial statements.

Reclassification.  Certain amounts included in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

(3)           Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
BASIC

Income from continuing operations	$17,059	$5,838	$17,296	$8,058
Less preferred dividends	(7,034)	(4,109)	(12,665)	(8,218)
Income (loss) allocable to common
shareholders from continuing operations	10,025	1,729	4,631	(160)
Total income from discontinued operations	11,880	19,682	13,858	23,540
Net income allocable to common shareholders	$21,905	$21,411	$18,489	$23,380

Weighted average number of common shares outstanding -basic	65,265,217	52,116,003	66,892,769	51,980,753

Income per common share – basic:
Income from continuing operations	$0.16	$0.03	$0.07	$—
Income from discontinued operations	0.18	0.38	0.21	0.45
Net income	$0.34	$0.41	$0.28	$0.45

DILUTED
Income (loss) allocable to common
shareholders from continuing operations – basic	$10,025	$1,729	$4,631	$(160)
Incremental income attributed to assumed conversion of dilutive securities	—	—	—	—
Income (loss) allocable to common
shareholders from continuing operations	10,025	1,729	4,631	(160)
Total income from discontinued operations	11,880	19,682	13,858	23,540
Net income allocable to common shareholders	$21,905	$21,411	$18,489	$23,380

Weighted average number of common shares used in calculation of basic earnings per share	65,265,217	52,116,003	66,892,769	51,980,753
Add incremental shares representing:
Shares issuable upon exercise of employee share
options	611	20,570	621	25,972
Shares issuable upon conversion of dilutive
securities	—	—	—	—
Weighted average number of common shares outstanding- diluted	65,265,828	52,136,573	66,893,390	52,006,725

Income per common share - diluted:
Income from continuing operations	$0.16	$0.03	$0.07	$—
Income from discontinued operations	0.18	0.38	0.21	0.45
Net income	$0.34	$0.41	$0.28	$0.45

Incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents maybe anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

During the six months ended June 30, 2007, the Company acquired seven properties from third parties for an aggregate capitalized cost of $117,760 and allocated $19,083 of the purchase price to intangible assets.

During the six months ended June 30, 2007, the Company acquired additional shares in LSAC for $16,696. Also during the six months ended June 30, 2007, LSAC paid $7,418 to repurchase its common stock in a tender offer. After these transactions, on June 30, 2007, LSAC was merged with and into the Company and ceased to exist. Each share of common stock of LSAC owned by the Company was cancelled and each share of common stock of LSAC not owned by the Company, (8,750 shares) was converted into the right to receive $10.00 per share, cancelled and is reflected as an accounts payable at June 30, 2007.

The Company completed the Newkirk Merger effective December 31, 2006.  The allocation of the purchase price was based upon estimates and assumptions.  The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate.  During the six months ended June 30, 2007, certain estimates were revised.  In addition, there may be certain additional items that the Company will revise once the Company receives additional information.  Accordingly, these allocations are subject to revision when final information is available, although the Company does not believe the past revisions had, or any future revisions will have, a significant impact on its financial position or results of operations.

The following unaudited pro forma financial information for the three and six months ended June 30, 2006 gives effect to the Newkirk Merger as if it had occurred on January 1, 2006. The unaudited pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Six Months Ended June 30, 2006	Three Months Ended June 30, 2006
	(unaudited)	(unaudited)

Total gross revenues	$183,608	$94,641
Net income	$26,680	$24,011
Net income per common share
after preferred dividends
basic	$0.27	$0.29
diluted	$0.14	$0.16

The effect of the refinancing of the KeyBank facility with the proceeds from the Exchangeable Guaranteed Notes has been reflected in the above unaudited pro forma financial information data.

During the six months ended June 30, 2007, the Company, including through its consolidated subsidiaries, completed transactions with its joint venture partners as summarized as follows:

Triple Net Investment Company LLC (TNI)

On May 1, 2007, the Company entered into a purchase agreement with the Utah State Retirement Investment Fund, its partner in one of its co-investment programs, TNI, and acquired the 70% of TNI it did not already own. Accordingly, the Company became the sole owner of the 15 primarily single tenant net leased real estate properties owned by TNI. The Company acquired the interest through a cash payment of approximately $82,600 and the assumption of approximately $156,600 in non-recourse mortgage debt. The debt assumed by the Company bears stated interest at rates ranging from 4.9%   to 9.4% with a weighted – average stated rate of 5.9% and matures at various dates ranging from 2010 to 2021. In connection with this transaction, the Company recognized $2,064 as an incentive fee in accordance with the TNI partnership agreement.

Lexington Acquiport Company LLC (LAC) and Lexington Acquiport Company II LLC (LAC II)

On June 1, 2007, the Company entered into  purchase agreements with the Common Retirement Fund of the State of New York, its 66.67% partner in one of its co-investment programs, LAC and  75% partner in another of its co-investment programs, LAC II, and acquired the interests in LAC and LAC II it did not already own. Accordingly, the Company became the sole owner of the 26 primarily single tenant net leased real estate properties owned collectively by LAC and LAC II. The Company acquired the interest through a cash payment of approximately $277,400 and the assumption of approximately $515,000 in non-recourse mortgage debt. The debt assumed by the Company bears interest at stated rates ranging from 5.0% to 8.2% with a weighted – average stated rate of 6.2% and matures at various dates ranging from 2009 to 2021.

Lexington /Lion Venture L.P. (LION)

Effective June 1, 2007, the Company and its 70% partner in LION agreed to terminate LION and distribute the 17 primarily net leased properties owned by LION. Accordingly, the Company was distributed 7 of the properties, which are subject to non-recourse mortgage debt of approximately $112,500. The debt assumed by the Company bears interest at stated rates ranging from 4.8% to 6.2% with a weighted – average stated rate of 5.4% and matures at various dates ranging from 2012 to 2016. In addition, the Company paid approximately $6,600 of additional consideration to its former partner in connection with the termination. In connection with this transaction, the Company recognized $8,530 as an incentive fee in accordance with the LION partnership agreement and was allocated equity in earnings of $34,164 related to its share of gains relating to the 10 properties transferred to the partner.

In accordance with generally accepted accounting principles, the Company recorded the assets and liabilities at fair value to the extent of the interests acquired, with a carryover basis for all assets and liabilities to the extent of the Company’s ownership. The allocation of the purchase price is based upon estimates and assumptions. The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate. The current allocations are substantially complete; however, there may be certain items that the Company will finalize once it receives additional information. Accordingly, the allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on its financial position or results of operations.

(5)	Discontinued Operations

During the six months ended June 30, 2007, the Company sold ten properties to third parties for aggregate sales proceeds of $108,523 which resulted in a gain of $12,828. No gains on sale were recognized during the three months ended March 31, 2007. As of June 30, 2007, the Company had five properties held for sale.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Rental revenues	$6,146	$2,987	$11,312	$7,223
Pre-tax income, including gains on sales	$14,390	$19,707	$16,472	$23,614

(6)           Investment in Non-Consolidated Entities

During the six months ended June 30, 2007, the Company acquired all the interests it did not already own in TNI, LAC, LAC II and LION. See note 4 for a discussion of the transactions.

As of June 30, 2007, the Company had interests ranging from 24% to 40% in 8 partnerships which own real estate properties. The properties are encumbered by approximately $107,500 (of which the Company’s proportionate share is approximately $34,200) in non-recourse debt with stated interest rates ranging from 5.2% to 15.0% with a weighted-average stated rate of 8.9% and maturity dates ranging from 2008 to 2018.

The following is summary historical cost basis selected balance sheet data as of June 30, 2007 and income statement data for the six months ended June 30, 2007 for  Concord Debt Holdings LLC, the Company’s non-consolidated entity in which it owns a 50% interest, acquired in the Newkirk Merger, that invests in real estate debt securities. The other 50% partner in this joint venture is an affiliate of the Company’s Executive Chairman.

6/30/2007
Investments	$1,024,615
Cash	13,924
Warehouse debt facilities	415,132
Collateralized debt obligations	376,650

2007
Interest income	$28,204
Interest expense	(16,609)
Other expense	(2,430)
Net income	$9,165

On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Company holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc. (“Wells”) at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex- Win has received tenders for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. Winthrop Realty, L.P. also holds a 28% interest in Lex-Win. The Executive Chairman of the Company is an affiliate of Winthrop Realty, L.P.

(7)           Mortgages and Notes Payable

During the six months ended June 30, 2007, the Company obtained five non-recourse mortgages aggregating $73,725 with interest rates ranging from 5.7% to 6.1% and maturity dates in 2017 and 2021.

During the six months ended June 30, 2007, the Company repaid $547,199 of borrowings under the MLP’s borrowing facility.  In connection with the MLP repayment, the Company incurred approximately $650 to terminate an interest rate swap agreement. As of June 30, 2007, the Company had borrowings of $45,500 under its line of credit.

In addition, the Company issued, through the MLP, an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are convertible by the holders into common shares at a price of $25.25 per share, subject to adjustment upon certain events. The initial exchange rate is subject to adjustment under certain events including increases in the Company’s rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option.

The Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Notes. These notes, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.

The Company obtained a $225,000 secured term loan from KeyBank N.A. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants which the Company is in compliance with as of June 30, 2007. The proceeds of the secured term loan were used to purchase the interests in the co-investment programs. See note 4 for a discussion of the acquisition of co-investment programs and assumption of mortgages related to the acquisitions.

(8)           Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants.  For the six months ended June 30, 2007 and 2006, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances may exceed insurable amounts.  The Company believes it mitigates risk by investing in or through major financial institutions.

(9)           Minority Interests

In conjunction with several of the Company’s acquisitions in prior years, sellers were given OP Units as a form of consideration.  All OP Units are redeemable at certain times, only at the option of the holders, generally for the Company’s common shares on a one-for-one basis and are not otherwise mandatorily redeemable by the Company.

During the six months ended June 30, 2007, 1,078,536 OP Units were redeemed for common shares and 138,595 OP Units were purchased by the Company for cash, which had an aggregate value of $24,381.

As of June 30, 2007, there were  approximately 40.0 million OP Units outstanding.  All OP Units have stated distributions in accordance with their respective partnership agreements.  To the extent that the Company’s dividend per common share is less than the stated distribution per OP Unit per the applicable partnership agreement, the distributions per OP Unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP Units have a liquidation preference.

As discussed in note 4, the Company acquired the remaining minority interest in LSAC as of June 30, 2007.

(10)         Related Party Transactions

The Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two first mortgage loans encumbering MLP properties.  As of June 30, 2007 and December 31, 2006, the value of the ownership interest was $16,151 and $16,371, respectively.

Winthrop Management, LP, an entity partially owned and controlled by the Company’s Executive Chairman, provides property management services at certain properties owned by the MLP.  The MLP incurred fees of $283 for these services for the six months ended June 30, 2007.

As of June 30, 2007, a $16,594 mortgage note payable is due to an entity owned by two of the Company’s significant OP Unitholders and Executive Chairman. The mortgage was assumed in connection with the Merger.

During the six months ended June 30, 2007, the Company repurchased common shares from two of its officers for an aggregate of $405 and LSAC shares for $2,200.

During the six months ended June 30, 2007, the MLP and Winthrop Realty LP, an entity affiliated with the Company’s Executive Chairman, entered into a joint venture with other unrelated partners, to acquire shares of Wells Real Estate Investment Trust (see note 6).

The Company’s Executive Chairman is an affiliate of the 50% partner in Concord Debt Holdings LLC (see note 6).

 (11)         Shareholders’ Equity

During the six months ended June 30, 2007, the Company issued $155,000 of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) which pays dividends at an annual rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within

90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not  so listed, the Series D Preferred will a pay dividends at an annual rate of 8.55%.

(12)         Commitments and Contingencies

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties.

Included in other assets is construction in progress of $12,922 and $4,046 as of June 30, 2007 and December 31, 2006, respectively.

As of June 30, 2007, the Company has entered into a letter of intent to purchase one property for an aggregate of $13,750.

During the first quarter of 2007, the Company wrote off approximately $431 relating to costs incurred for the LSAC initial public offering.  The costs were written off when LSAC decided not to pursue an initial public offering of its shares.

The Company at times is involved in various legal actions occurring in the ordinary course of business.  In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position, results of operations or liquidity.

(13)         Share – Based Compensation

On February 6, 2007, the Board of Trustees established the Lexington Realty Trust 2007 Outperformance Program, a long-term incentive compensation program. Under this program, participating officers will share in an “outperformance pool” if the Company’s total shareholder return for the three-year performance period beginning on the effective date of the Program, January 1, 2007, exceeds the greater of an absolute compounded annual total shareholder return of 10% or 110% of the compounded annual return of the MSCI US REIT INDEX during the same period measured against a baseline value equal to the average of the ten consecutive trading days immediately prior to April 1, 2007. The size of the outperformance pool for this program will be 10% of the Company’s total shareholder return in excess of the performance hurdle, subject to a maximum amount of $40,000.  On April 2, 2007, the Compensation Committee modified the effective date of the Program from January 1, 2007 to April 1, 2007.

The awards are considered liability awards because the number of shares issued to the participants are not fixed and determinable as of the grant date. These awards contain both a service condition and a market condition. As these awards are liability based awards, the measurement date for liability instruments is the date of settlement. Accordingly, liabilities incurred under share-based payment arrangements were initially measured on the grant date of February 6, 2007 and are required to be measured at the end of each reporting period until settlement.

A third party was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of grant date, it was determined that the value of the awards was $1,901. As of June 30, 2007, the value of the awards was $2,581. The Company recognized $235 in compensation expense relating to the awards during the six months ended June 30, 2007.

Each participating officer’s award under this program will be designated as a specified participation percentage of the aggregate outperformance pool. On February 6, 2007, the Compensation Committee allocated 83% of the outperformance pool to certain of the Company’s officers.  During the second quarter of 2007, one officer separated from the Company and the rights relating to his allocated 8% were forfeited. The remaining unallocated balance of 25% may be allocated by the Compensation Committee in its discretion.

If the performance hurdle is met, the Company will grant each participating officer non-vested common shares as of the end of the performance period with a value equal to such participating officer’s share of the outperformance pool. The non-vested common shares would vest in two equal installments on the first two anniversaries of the date the performance period ends provided the executive continues employment. Once issued, the non-vested common shares would be entitled to dividends and voting rights.

In the event of a change in control (as determined for purposes of the program) during the performance period, the performance period will be shortened to end on the date of the change in control and participating officers’ awards will be based on performance relative to the hurdle through the date of the change in control. Any common shares earned upon a change in control will be fully vested. In addition, the performance period will be shortened to end for an executive officer if he or she is terminated by the Company without “cause” or he or she resigns for “good reason,” as such terms are defined in the executive officer’s employment agreement. All determinations, interpretations, and assumptions relating to the vesting and the calculation of the awards under this program will be made by the Compensation Committee.

During the second quarter of 2007, the Company and an executive officer entered into an employment separation agreement. In addition to a cash payment of $3,600, non-vested common shares were accelerated and immediately vested which resulted in a charge of $933.

During the six months ended June 30, 2007 and 2006, the Company recognized $1,795 and $3,321, respectively, in compensation relating to share grants to trustees and employees, in addition to the $933 discussed above.

 (14)         Supplemental Disclosure of Statement of Cash Flow Information

During the six months ended June 30, 2007 and 2006, the Company paid $57,252 and $35,148, respectively, for interest and $2,691 and $169, respectively, for income taxes.

During the six months ended June 30, 2007 and 2006, holders of an aggregate of 1,078,536 and 91,869 OP Units, respectively, redeemed such OP Units for common shares of the Company.  These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $21,408 and $1,041, respectively.

In connection with the acquisition of the co-investment programs, the Company paid approximately $366,600 in cash and acquired approximately $1,071,000  in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000  in mortgages payable, $40,000 in below market leases and $14,000 in all other assets and liabilities (see Note 4).

In connection with a mortgage obtained in January 2007, the lender held back $6,500 until completion of the secured property’s expansion project. The $6,500 is included in other assets on the accompanying condensed consolidated balance sheet. The Company received these funds from the lender in July 2007.

(15)	Subsequent Events

Subsequent to June 30, 2007 the Company:

•	funded $12,542 to Lex-Win in connection with its purchase of 4.8 million shares of Wells; and

•	borrowed $12,000 under its line of credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

We merged with Newkirk Realty Trust, Inc., or Newkirk, on December 31, 2006, which we refer to as the Newkirk Merger. Information regarding items in our Consolidated Statements of Operations as of December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, did not include the business and operations of Newkirk.  Information regarding  items in our Consolidated Balance Sheet at December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006,  included the assets, liabilities and minority interests of Newkirk.  Commencing January 1, 2007, the business and operations of Newkirk are included in our Consolidated Statements of Operations.  Since prior and comparable interim periods did not include information regarding the assets, liabilities and minority interests of Newkirk or the business and operations of Newkirk, you may not be able to effectively compare interim periods because of the material impact to our financial condition and results of operations resulting from the Newkirk Merger.

On June 4, 2007, we announced a strategic restructuring plan. The plan, when and if completed, will restructure us into a company consisting primarily of:

•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral;

•	A minority interest in a to-be-formed joint venture that invests in specialty single-tenant real estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.

In connection with the strategic restructuring plan, we:

•
acquired all of the outstanding interests not otherwise owned by us in Triple Net Investment Company LLC, one of our co-investment programs, which resulted in us becoming the sole owner of the co-investment program's 15 primarily single tenant net leased properties;

•
acquired all of the outstanding interests not otherwise owned by us in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of our co-investment programs, which resulted in us becoming the sole owner of the co-investment program's 26 primarily single tenant net leased properties;

•	terminated Lexington/Lion Venture L.P., one of our co-investment programs, and were distributed 7 primarily single tenant net leased properties owned by the co-investment program;

•	announced a disposition program, whereby we are marketing approximately 140 non-core assets for sale; and

•
announced our intention to create a joint venture with an institutional funding source to invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets.

The Company can provide no assurances that it will dispose of any assets under its disposition program or enter into a definitive agreement to create the joint venture

Forward-Looking Statements

The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and six month periods ended June 30, 2007 and 2006, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2006 which we refer to as our Annual Report.  Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions.  Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements.  In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to suceessfully complete the strategic restructuring plan, (ii) the failure to integrate our operations and properties with those of Newkirk Realty Trust, Inc., (iii) the failure to achieve the anticipated results of our strategic restructuring plan, (iv) the failure to continue to qualify as a real estate investment trust, (v) changes in general business and economic conditions, (vi) competition, (vii) increases in real estate construction costs, (viii) changes in interest rates, or (ix) changes in accessibility of debt and equity capital markets.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Accordingly, there is no assurance that our expectations will be realized.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management is currently evaluating the effects of adopting SFAS 159 on our financial statements.

Liquidity and Capital Resources

Real Estate Assets.  As of June 30, 2007, we held interests in approximately 350 consolidated real estate assets, which were located in 44 states and the Netherlands.  The real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property.

During the six months ended June 30, 2007, in addition to the acquisition of the co-investment programs, we purchased seven properties from third parties for a capitalized cost of $117.8 million and sold 10 properties to third parties for aggregate sales proceeds of $108.5 million, which resulted in a gain of $12.8 million.

Our principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under our unsecured credit facility, the MLP’s $225.0 million secured loan and amounts that may be raised through the sale of securities in private or public offerings.  For the six months ended June 30, 2007, the leases on our consolidated properties generated $189.2 million in rental revenue compared to $89.7 million during the same period in 2006. The significant increase is due to an increase in the number assets acquired in the Newkirk Merger.

As more fully described in note 4 to the condensed consolidated financial statements, we acquired the remaining interests we did not already own in three co-investment programs and liquidated the remaining one co-investment program. We paid $366.6 million in cash and assumed approximately $785.0 million in non-recourse mortgage debt to acquire full interests in 48 real estate properties.

Dividends.  We have made quarterly distributions since October 1986. We declared a common dividend of $0.375 per share, with respect to the quarter ended June 30, 2007, to common shareholders of record as of June 29, 2007, which was paid on July 16, 2007.  This dividend equates to an annualized common dividend rate of $1.50 per share.  We also declared a dividend on our Series B preferred shares of $0.503125 per share, with respect to the quarter ended June 30, 2007, to preferred shareholders of record as of July 31, 2007, payable on August 15, 2007.  The annual preferred dividend rate on the Series B preferred shares is $2.0125 per share. We also declared a dividend on our Series C preferred shares of $0.8125 per share, with respect to the quarter ended June 30, 2007, to preferred shareholders of record as of July 31, 2007, payable on August 15, 2007.  The annual preferred dividend rate on the Series C preferred shares is $3.25 per share.  We also declared a dividend on our Series D preferred shares of $0.471875 per share, with respect to the quarter ended June 30, 2007, to preferred shareholders of record as of June 29, 2007, which was paid on July 16, 2007.  The annual preferred dividend rate on the Series D preferred shares is $1.8875 per share.

During the six months ended June 30, 2007, we completed an offering of 6.2 million Series D Preferred Shares, at $25 per share, with an annual dividend rate of 7.55%, raising net proceeds of $149.8 million.

Cash dividends paid to common and preferred shareholders for the six months ended June 30, 2007 and 2006, were $75.4 million and $46.7 million, respectively. The increase in the amount of cash dividends paid results from an increase in the number of shareholders resulting from the Newkirk Merger and a special distribution paid in January 2007 relating to the Newkirk Merger.

Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements and the terms of our outstanding preferred shares in both the short-term and long–term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $152.6 million and $53.8 million for the six months ended June 30, 2007 and 2006, respectively. The increase from 2006 to 2007 is primarily a result of additional operating cash flows associated with Newkirk’s real estate assets. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. Due to the acquisition of all of the outstanding interests in our co-investment programs and the merger of LSAC with and into us, we anticipate a significant decline in advisory and incentive fees in future periods which we believe will be offset by increased rental revenues from acquiring said interests. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $409.7 million and $22.1 million for the six months ended June 30, 2007 and 2006, respectively.  Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate (including acquiring our co-investment partners’ interests), purchase of LSAC shares and the investment in non-consolidated entities.  Cash provided by investing activities relates primarily to the sale of properties, proceeds from the sale of marketable securities, release of escrow deposits and distributions from non-consolidated entities.  Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $215.6 million and ($30.9) million for the six months ended June 30, 2007 and 2006, respectively.  Cash used in financing activities was primarily attributable to dividends (net of proceeds reinvested under our dividend reinvestment plan), distributions to limited partners, repurchase of common shares/ OP Units and repayment of indebtedness.  Cash provided by financing activities relates primarily to proceeds from equity offerings and debt financings. Due to the reduction in the discount from 5% to 0%, we expect that the proceeds reinvested under our dividend reinvestment plan will be significantly reduced. In addition, in 2007, we started purchasing shares in the open market to be issued under the dividend re-investment plan whereas previously we issued the shares from treasury.

Financing

General.  As of June 30, 2007, total outstanding mortgages and notes payable were approximately $3.3 billion, which bore interest at a weighted average interest rate of approximately 5.9%.

Revolving Credit Facility.  As of June 30, 2007, we were in compliance with all covenants, there were $45.5 million in borrowings outstanding, $152.9 million was available to be borrowed and $1.6 million in letters of credit were outstanding under our unsecured revolving credit facility.

Corporate Borrowings. During the six months ended June 30, 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027. In addition, we issued $200.0 million in Trust Preferred Notes due in 2037, which bear interest at 6.804% through April 2017 and thereafter at three month LIBOR plus 170 basis points. We used the proceeds from these issuances, along with other cash sources, to fully repay the $547.2 million in outstanding borrowings on the MLP’s secured borrowing facility and balances on our line of credit.  During the six months ended June 30, 2007, the MLP borrowed $225.0 million from KeyBank N.A. The interest only secured loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The proceeds of the loan were used to purchase the interests in the co-investment programs discussed above in - “Liquidity and Capital Resources – Real Estate Assets.”

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

Capital Expenditures.  As of June 30, 2007, we have entered into a letter of intent to purchase one property for an aggregate estimated obligation of $13.8 million. This expenditure is expected to be funded from operating cash flows or borrowings on our unsecured revolving credit facility.

Environmental Matters.  Based upon management’s ongoing review of our properties, management is not aware of any environmental condition with respect to any of our properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (i) the discovery of environmental conditions, which were previously unknown, (ii) changes in law, (iii) the conduct of tenants or (iv) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and results of operations.

Results of Operations

Three months ended June 30, 2007 compared with June 30, 2006. Changes in our results of operations are primarily due to the growth of our portfolio and costs associated with such growth primarily related to the Newkirk Merger, which was effective December 31, 2006, and the acquisition of the outstanding interests in our co-investment programs.  Of the increase in total gross revenues in 2007 of $71.4 million, $58.7 million is attributable to rental revenue.  The remaining $12.7 million increase in gross revenues in 2007 was primarily attributable to an increase in advisory and incentive fees of $9.9 million and a $2.8 million increase in tenant reimbursements. The increase in advisory and incentive fees relates primarily to incentive fees earned on two of our co–investment programs that we acquired in the second quarter of 2007.

The increase in interest and amortization expense of $21.9 million is due to the growth of our portfolio resulting from the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs.

The increase in property operating expense of $6.6 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $38.0 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs.  Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $7.5 million is due primarily to increases in personnel costs (including severance charges of approximately $4.5 million incurred for a former officer) and professional fees.  The increases in personnel costs (other than relating to severance) and professional fees are attributable to the additional employees hired due to the Newkirk Merger, the increase in our operations resulting from the Newkirk Merger and the acceleration of vesting of LSAC common shares resulting from its merger into us.

Non-operating income decreased $3.3 million due primarily to a non-recurring $5.4 million gain on sale of a bankruptcy claim in 2006 offset by an increase in interest and dividend income.

Debt satisfaction gain decreased $1.2 million as no debt was satisfied in continuing operations in 2007.

Impairment loss decreased $1.1 million due to a non-recurring write-off in 2006.

The increase in provision for income taxes of $1.9 million relates to earnings at the taxable REIT subsidiaries and the write-off of deferred tax assets relating to the LSAC merger.

The minority interest share of income increase of $18.5 million is due to an increase in earnings at the partnership level (primarily related to the equity in earnings and incentive fees earned on the disposition of the co- investment program offset by depreciation and amortization of real estate and intangibles), resulting primarily from the minority interest related to the MLP, the former operating partnership for Newkirk.

The equity in earnings of non-consolidated entities increase of $37.5 million is primarily due to the sale of ten properties to a co-investment program partner, offset by a reduction in earnings due to the termination of the four co-investment programs.

Net income increased by $3.4 million primarily due to the net impact of items discussed above coupled with a decrease of $7.8 million in income from discontinued operations.

Discontinued operations represents properties sold or held for sale. The total discontinued operations decreased $7.8 million due to an increase in income from discontinued operations of $3.6 million offset by a reduction in debt satisfaction gains of $5.9 million, a reduction in gains on sale of $1.4 million, an increase in provision for increase taxes of $2.5 million and an increase in minority interests share of income of $1.6 million.

Net income applicable to common shareholders in 2007 increased by $0.5 million compared to net income applicable to common shareholders in 2006. The increase is due to the items discussed above offset by an increase in preferred dividends of $2.9 million resulting from the issuance of Series D Preferred Shares.  The increase in net income in future periods will be closely tied to the level of acquisitions made by us.  Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs.  However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Quarterly Report and our Annual Report.

Six months ended June 30, 2007 compared with June 30, 2006. Changes in our results of operations are primarily due to the growth of our portfolio and costs associated with such growth primarily related to the Newkirk Merger, which was effective December 31, 2006 and the acquisition of the outstanding interests in our co-investment programs.  Of the increase in total gross revenues in 2007 of $113.2 million, $99.5 million is attributable to rental revenue.  The remaining

$13.7 million increase in gross revenues in 2007 was primarily attributable to an increase in advisory and incentive fees of $9.6 million and a $4.1 million increase in tenant reimbursements.  The increase in advisory and incentive fees relates primarily to incentive fees earned on two of our co–investment programs that we acquired in the second quarter of 2007.

The increase in interest and amortization expense of $37.4 million is due to the growth of our portfolio resulting from the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs.

The increase in property operating expense of $10.4 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $71.1 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs.  Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $10.7 million is due primarily to increases in trustee fees, personnel costs (including severance charges incurred of approximately $4.5 million for a former officer) and professional fees.  Fixed trustee fees were historically paid pro rata over the balance of the year; however, in 2007, fixed trustee fees were expensed during the three months ended March 31, 2007. The increases in personnel costs (other than relating to severance) and professional fees are attributable to the additional employees hired due to the Merger, the increase in our operations resulting from the Newkirk Merger and the acceleration of vesting of LSAC common shares resulting from its merger into us.

Non-operating income decreased $1.5 million due primarily to a non–recurring $5.4 million gain on sale of a bankruptcy claim in 2006 offset by an increase in interest and dividend income.

Debt satisfaction gains decreased $0.3 million as no debt was satisfied in continuing operations in 2007.

Impairment loss decreased $1.1 million due to a non-recurring write-off on 2006.

The increase in provision for income taxes of $2.4 million relates to earnings of the taxable REIT subsidiaries and the write-off of deferred tax assets relating to the LSAC merger.

The minority interest share of income increase of $11.1 million is due to an increase in earnings at the partnership level (primarily related to the equity in earnings and incentive fees earned on the disposition  of the co- investment program offset by depreciation and amortization of real estate and intangibles), resulting primarily from the minority interest related to the MLP, the former operating partnership for Newkirk.

The equity in earnings of non-consolidated entities increase of $39.8 million is primarily due to the sale of properties to the co- investment program partner offset by a reduction in earnings due to the termination of four co-investment programs.

Net income decreased by $0.4 million primarily due to the net impact of items discussed above coupled with a decrease of $9.7 million in income from discontinued operations.

Discontinued operations represents properties sold or held for sale. The total discontinued operations decreased $9.7 million due to an increase in income from discontinued operations of $4.2 million offset by a reduction in debt satisfaction gains of $5.9 million, a reduction in gains on sale of $4.1 million, an increase in provision for income taxes of $2.5 million and an increase in minority interests share of income of $1.4 million.

Net income applicable to common shareholders in 2007 decreased $4.9 million compared to net income applicable to common shareholders in 2006. The decrease is due to the items discussed above plus an increase in preferred dividends of $4.4 million resulting from the issuance of Series D Preferred Shares.  The increase in net income in future periods will be closely tied to the level of acquisitions made by us.  Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs.  However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults.

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities.  As of June 30, 2007, we had investments in various real estate entities with varying structures.  The real estate investments owned by the entities (which include direct property investments and investments in real estate debt securities) are financed with non-recourse debt.  Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage.  The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents.  These exceptions generally relate to limited circumstances including breaches of material representations.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK ($000’s)

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of June 30, 2007 and 2006, our consolidated variable rate indebtedness was $271,000 and $0, respectively, which represented 8.3% and 0% of total long-term indebtedness, respectively.  During the three months ended June 30, 2007 and 2006, our variable rate indebtedness had a weighted average interest rate of 7.4% and 8.0%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2007 and 2006 would have been increased by approximately $233 and $36, respectively.   During the six months ended June 30, 2007 and 2006, our variable rate indebtedness had a weighted average interest rate of 7.4% and 8.1%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2007 and 2006 would have been increased by approximately $338 and $66, respectively.  As of June 30, 2007 and 2006, our consolidated fixed rate debt was approximately $3,000,000 and $1,200,000, respectively, which represented 91.7% and 100%, respectively, of total long-term indebtness.  The weighted average interest rate as of June 30, 2007 of fixed rate debt was 5.9%, which approximates the interest rate on fixed rate debt incurred by us during the three months ended June 30, 2007. With no fixed rate debt maturing until 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations.  However, had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $6,258 for the three months ended June 30, 2007 and by $2,919 for the three months ended June 30, 2006. Had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $11,456 for the six months ended June 30, 2007 and by $5,846 for the six months ended June 30, 2006. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our  management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

Internal Control Over Financial Reporting.  There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

PART II - OTHER INFORMATION
ITEM 1.	Legal Proceedings.

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 1A.	Risk Factors.

Other than as set forth below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

We may not be able to successfully implement and complete the strategic restructuring plan.  We can provide no assurance that we will be able to implement and complete the strategic restructuring plan as disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 7, 2007.  As a result, we may not realize any of the anticipated benefits of the strategic restructuring plan.  We may also incur significant expenses and experience operational interruptions while implementing the strategic restructuring plan.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2007:

Period	Total number of Shares/ Units Purchased	Average Price Paid Per Share/ Units	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 -30, 2007	444,117	$21.16	444,117	5,968,661

May 1 -31, 2007	—	—	—	5,968,661

June 1-30, 2007	2,048,456	$20.96	2,048,456	3,920,205

Second Quarter 2007	2,492,573	$21.00	2,492,573	3,920,205

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 22, 2007, the following actions were taken:

The shareholders elected 11 individuals nominated to serve as our trustees until the 2008 Annual Meeting, as set forth in Proposal No. 1 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting.  The 11 individuals elected, and the number of votes cast for, or withheld, with respect to each of them follows:

Nominee for Trustee	For	Withhold
Michael L. Ashner	94,735,663	2,106,067
E. Robert Roskind	93,408,485	3,433,245
Richard J. Rouse	93,405,352	3,436,378
T. Wilson Eglin	95,861,481	980,249
William J. Borruso	96,159,311	682,419
Clifford Broser	95,160,467	1,681,263
Geoffrey Dohrmann	96,278,050	563,680
Carl D. Glickman	95,984,151	857,579
James Grosfeld	96,151,550	690,180
Richard Frary	96,278,853	562,877
Kevin W. Lynch	94,829,510	2,012,220

The shareholders approved and adopted the Lexington Realty Trust 2007 Equity-Based Award Plan, as set forth in Proposal No. 2 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting.  The number of votes cast for, against, or abstained, with respect to Proposal No. 2 follows:

For	Against	Abstain
75,490,907	7,408,832	465,125

The shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2007, as set forth in Proposal No. 3 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting.  The number of votes cast for, against, or abstained, with respect to Proposal No. 3 follows:

For	Against	Abstain
95,129,603	1,456,178	255,949

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description
2.1	—
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

4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”)) (1)

4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003) (1)

4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004) (1)

4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement) (1)

4.5	—	Form of Special Voting Preferred Stock certificate (filed as Exhibit 4.5 to the 2006 10-K) (1)

4.6	—
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

4.8	—
Second  Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.3 to the Company’s Current Report on form 8-k filed on March 9, 2007 (the “03/09/07 8-K”)) (1)

4.9	—
Amended and Restated Trust Agreement, dated March 21, 2007, among Lexington Realty Trust, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/2007 8-K”)) (1)

4.10	—
Third Supplemental Indenture, dated as of June 19, 207, among the MLP, the Company, the other guarantors named therein and U.S. bank National Association, as trustee, including the form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.1 to the Company’s Report on form 8-k filed on June 22, 2007 (1)

4.11	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K) (1)

9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.6 to the 01/08/07 8-K) (1)

10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)

10.2	—
Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 24, 2003 (the “2002 10-K”)) (1)

10.3	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)

10.4	—	1998 Share Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998) (1, 4)

10.5	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)

10.6	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1, 4)

10.7	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and John B. Vander Zwaag (filed as Exhibit 10.13 to the 2004 10-K) (1, 4)

10.8	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)

10.9	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)

10.10	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

10.11	—
Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 02/06/06 8-K) (1, 4)

10.12	—
Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

10.13	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1,4)

10.14	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K) (1)

10.15	—	Form of Rescission of Restricted Share Award Agreement under the LSAC 2005 Equity Incentive Compensation Plan (filed as Exhibit 10.2 to the 10/06/05 8-K) (1, 4)

10.16	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)

10.17	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)

10.18	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)

10.19	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)

10.20	—	Employment Agreement between the Company and John B. Vander Zwaag, dated May 4, 2006 (filed as Exhibit 99.5 to the 05/05/06 8-K) (1, 4)

10.21	—	Employment Agreement, effective as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.16 to the 01/08/07 8-K) (1,4)

10.22	—
Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin, Patrick Carroll and John B. Vander Zwaag (filed as Exhibit 10.17 to the 01/08/07 8-K) (1)

10.23		2007 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed February 12, 2007) (1, 4)

10.24	—	Form of Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.3 to the 2002 10-K) (1)

10.25	—
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

10.26	—	First Amendment to Credit Agreement, dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006) (1)

10.27	—	Second Amendment to Credit Agreement, dated as of December 27, 2006 (filed as Exhibit 10.1 to the 01/03/07 8-K) (1)

10.28	—
Credit Agreement, dated as of June 1, 2007, among the Company, the MLP, LCIF, LCIF II and Net 3, jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5.(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007 (the “06/07/2007 8-K”)) (1)

10.29	—
Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC (filed as Exhibit 10.1 to Newkirk’s Current Report on Form 8-K filed May 30, 2006) (1)

10.30	—
Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”)) (1)

10.31	—	Limited Liability Company Agreement of 111 Debt Holdings LLC, dated March 31, 2006, among the MLP, WRT Realty, L.P. and FUR Holdings LLC (filed as Exhibit 10.1 to the NKT 04/05/06 8-K) (1, 4)

10.32	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K) (1)

10.33	—	Funding Agreement, dated as of December 31, 2006, by and among LCIF, LCIF II, Net 3, the MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)

10.34	—	Guaranty Agreement, effective as of December 31, 2006, between the Company and the MLP (filed as Exhibit 10.5 to the 01/08/07 8-K) (1)

10.35	—	Amended and Restated Exclusivity Services Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.1 to the 01/08/07 8-K) (1)

10.36	—	Transition Services Agreement, dated as of December 31, 2006, between the Company and First Winthrop

Corporation (filed as Exhibit 10.3 to the 01/08/07 8-K) (1)

10.37	—
Acquisition Agreement, dated as of November 7, 2005, between Newkirk and First Union Real Estate Equity and Mortgage Investments (“First Union”) (filed as Exhibit 10.4 to First Union’s Current Report on Form 8-K filed on November 10, 2005) (1)

10.38	—	Amendment to Acquisition Agreement and Assignment and Assumption, dated as of December 31, 2006, among NKT, Winthrop Realty Trust and the Company (filed as Exhibit 10.7 to the 01/08/07 8-K) (1)

10.39	—
Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”)) (1)

10.40	—
Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11) (1)

10.41	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K) (1)

10.42	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K) (1)

10.43	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K) (1)

10.44	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and WEM-Brynmawr Associates LLC (filed as Exhibit 10.11 to the 01/08/07 8-K) (1)

10.45	—
Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”)) (1)

10.46	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K) (1)

10.47	—	Registration Rights Agreement, dated as of November 7, 2005, between the Company and First Union (filed as Exhibit 10.6 to NKT’s 11/15/05 8-K) (1)

10.48	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K) (1)

10.49	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K) (1)

10.50	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Winthrop Realty Trust filed as Exhibit 10.14 to the 01/08/07 8-K) (1)

10.51	—
Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K) (1)

10.52	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K) (1)

10.53	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K) (1)

10.54	—	Common Share Delivery Agreement, made as of March 9, 2007, between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K) (1)

10.55	—	Property Management Agreement, dated as of December 31, 2006, among the Company, the MLP, and Winthrop Management L.P. (filed as Exhibit 10.15 to the 01/08/07 8-K) (1)

10.56	—	Contribution Agreement, dated as of June 1, 2007, between the Company and the MLP (filed as Exhibit 10.2 to the 06/07/2007 8-K) (1)

10.57
Purchase Agreement, dated as of June 1, 2007, between the MLP and the Common Retirement Fund of the State of New York for interests in Lexington Acquiport Company, LLC (filed as Exhibit 10.3 to the 06/07/2007 8-K) (1)

10.58
Purchase Agreement, dated as of June 1, 2007, between the Company and the Common Retirement Fund of the State of New York for interests in Lexington Acquiport Company II, LLC (filed as Exhibit 10.4 to the 06/07/2007 8-K) (1)

10.59
Partial Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 (the “06/28/2007 8-K”) (1)

10.60		Contribution Agreement, dated as of June 5, 2007, between the Company and the MLP (filed as Exhibit 10.2 to the 06/28/2007 8-K) (1)

10.61		Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and CLPF-LXP/Lion Venture GP, LLC (filed as Exhibit 10.3 to the 06/28/2007 8-K) (1)
31.1	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2		Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

____________

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: August 9, 2007	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief Operating Officer

Date: August 9, 2007	By:	/s/ Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer