Form 10-Q
period 2007-09-30
LEXINGTON REALTY TRUST
filed 2007-11-09
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number 1-12386
LEXINGTON REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One Penn Plaza – Suite 4015
New York, NY	10119
(Address of principal executive offices)	(Zip code)
(212) 692-7200
(Registrant’s telephone number, including area code)
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date: 63,672,359 common shares, par value $.0001 per share on November 2, 2007.

PART 1. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2007 (Unaudited) and December 31, 2006
(In thousands, except share and per share data)

	September 30,	December 31,
	2007	2006
Assets:
Real estate, at cost	$4,630,170	$3,747,156
Less: accumulated depreciation and amortization	387,237	276,129

	4,242,933	3,471,027
Properties held for sale – discontinued operations	159,982	69,612
Intangible assets, net	609,000	468,244
Cash and cash equivalents	260,487	97,547
Investment in and advances to non-consolidated entities	173,742	247,045
Deferred expenses, net	39,600	16,084
Notes receivable	41,968	50,534
Rent receivable – current	27,525	53,744
Rent receivable – deferred	19,012	29,410
Investment in marketable equity securities	4,276	32,036
Other assets	88,966	89,574

	$5,667,491	$4,624,857

Liabilities and Shareholders’ Equity:
Liabilities:
Mortgages and notes payable	$2,631,225	$2,126,810
Exchangeable notes payable	450,000	—
Trust notes payable	200,000	—
Contract rights payable	13,133	12,231
Dividends payable	30,884	44,948
Liabilities – discontinued operations	100,672	6,064
Accounts payable and other liabilities	41,037	25,877
Accrued interest payable	15,442	10,818
Deferred revenue — below market leases	263,801	362,815
Prepaid rent	21,171	10,109

	3,767,365	2,599,672
Minority interests	789,519	902,741

	4,556,884	3,502,413

Commitments and contingencies (notes 12 and 13)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000, 3,100,000 shares issued and outstanding	150,589	150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000, 6,200,000 shares issued and outstanding in 2007	149,774	—
Special Voting Preferred Share, par value $0.0001 per share; authorized, issued and outstanding 1 share	—	—
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 63,598,112 and 69,051,781 shares issued and outstanding in 2007 and 2006, respectively	6	7
Additional paid-in-capital	1,077,707	1,188,900
Accumulated distributions in excess of net income	(341,243)	(294,640)
Accumulated other comprehensive income (loss)	(2,541)	1,273

	1,110,607	1,122,444

	$5,667,491	$4,624,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine months ended September 30, 2007 and 2006
(Unaudited and in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross revenues:
Rental	$113,988	$42,482	$293,377	$125,860
Advisory and incentive fees	239	1,127	12,182	3,527
Tenant reimbursements	10,128	4,185	22,300	12,229

Total gross revenues	124,355	47,794	327,859	141,616

Expense applicable to revenues:
Depreciation and amortization	(67,211)	(19,143)	(174,130)	(56,843)
Property operating	(18,031)	(7,858)	(42,868)	(22,325)
General and administrative	(7,547)	(5,383)	(28,707)	(15,852)
Non-operating income	2,673	963	7,644	7,669
Interest and amortization expense	(50,347)	(16,306)	(120,390)	(49,035)
Debt satisfaction charges	—	(510)	—	(216)
Impairment loss	—	—	—	(1,121)

Income (loss) before provision for income taxes, minority interests, equity in earnings of non-consolidated entities and discontinued operations	(16,108)	(443)	(30,592)	3,893
Provision for income taxes	(410)	(178)	(2,646)	(24)
Minority interests share of (income) loss	1,966	3	(8,630)	(704)
Equity in earnings of non-consolidated entities	4,054	1,029	45,951	3,145

Income (loss) from continuing operations	(10,498)	411	4,083	6,310

Discontinued operations:
Income from discontinued operations	6,029	2,576	17,728	8,278
(Provision) benefit for income taxes	(2)	1	(2,623)	(73)
Debt satisfaction (charges) gains	(3,596)	15	(3,685)	5,779
Gains on sales of properties	26,980	1,920	39,808	18,836
Impairment charge	—	(28,209)	—	(28,209)
Minority interests share of (income) loss	(4,450)	5,691	(9,694)	3,081

Total discontinued operations	24,961	(18,006)	41,534	7,692

Net income (loss)	14,463	(17,595)	45,617	14,002
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(4,770)	(4,770)
Dividends attributable to preferred shares – Series C	(2,519)	(2,519)	(7,556)	(7,556)
Dividends attributable to preferred shares – Series D	(2,925)	—	(7,372)	—

Net income (loss) allocable to common shareholders	$7,429	$(21,704)	$25,919	$1,676

Income (loss) per common share – basic:
Income (loss) from continuing operations, after preferred dividends	$(0.27)	$(0.07)	$(0.24)	$(0.12)
Income (loss) from discontinued operations	0.39	(0.35)	0.63	0.15

Net income (loss) allocable to common shareholders	$0.12	$(0.42)	$0.39	$0.03

Weighted average common shares outstanding – basic	63,458,167	52,279,750	65,735,321	52,081,514

Income (loss) per common share – diluted:
Income (loss) from continuing operations, after preferred dividends	$(0.27)	$(0.07)	$(0.24)	$(0.12)
Income (loss) from discontinued operations	0.39	(0.35)	0.63	0.15

Net income (loss) allocable to common shareholders	$0.12	$(0.42)	$0.39	$0.03

Weighted average common shares outstanding – diluted	63,458,167	52,279,750	65,735,321	52,081,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine months ended September 30, 2007 and 2006
(Unaudited and in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$14,463	$(17,595)	$45,617	$14,002
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities	(1,140)	739	(1,661)	647
Change in unrealized gain in foreign currency translation	249	351	290	494
Change in unrealized loss from non-consolidated entities	(2,443)	—	(2,443)	—

Comprehensive income (loss)	$11,129	$(16,505)	$41,803	$15,143

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2007 and 2006
(Unaudited and in thousands)

	2007	2006
Net cash provided by operating activities	$235,893	$85,066

Cash flows from investing activities:
Acquisition of interest in certain non-consolidated entities	(366,614)	—
Investment in real estate, including intangibles	(140,559)	(60,160)
Acquisitions of additional interests in LSAC	(24,199)	—
Issuance of notes receivable — affiliate	—	(8,300)
Collection of notes receivable — affiliate	—	8,300
Investment in notes receivable	—	(11,144)
Net proceeds from sale/transfer of properties	225,915	58,554
Proceeds from the sale of marketable equity securities	27,698	—
Real estate deposits	(722)	(4,008)
Principal payments received on loan receivable	8,429	—
Distributions from non-consolidated entities in excess of accumulated earnings	5,032	15,831
Investment in and advances to / from non-consolidated entities	(71,308)	(9,710)
Investment in marketable equity securities	(723)	(5,019)
Increase in deferred leasing costs	(3,823)	(1,358)
Decrease (increase) in escrow deposits	24,455	(1,433)

Net cash used in investing activities	(316,419)	(18,447)

Cash flows from financing activities:
Dividends to common and preferred shareholders	(106,374)	(70,191)
Principal payments on debt, excluding normal amortization	(650,202)	(64,412)
Dividend reinvestment plan proceeds	5,652	9,305
Principal amortization payments	(63,553)	(21,828)
Proceeds of mortgages and notes payable	246,965	97,185
Proceeds from term loan	225,000	—
Proceeds from trust preferred notes	200,000	—
Proceeds from exchangeable notes	450,000	—
Increase in deferred financing costs	(18,591)	(926)
Contributions from minority partners	79	810
Cash distributions to minority partners	(67,522)	(5,976)
Proceeds from the sale of common and preferred shares, net	149,898	186
Repurchase of common shares	(143,709)	(1,352)
Partnership units repurchased	(3,602)	(116)

Net cash provided by (used in) financing activities	224,041	(57,315)

Cash acquired in co-investment program acquisition	20,867	—
Cash associated with sale of interest in entity	(1,442)	—

Change in cash and cash equivalents	162,940	9,304
Cash and cash equivalents, at beginning of period	97,547	53,515

Cash and cash equivalents, at end of period	$260,487	$62,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007 and 2006
(Unaudited and dollars in thousands, except per share/unit data)
(1)	The Company

Lexington Realty Trust (the “Company”), is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to investors in the net lease area. As of September 30, 2007, the Company owned or had interests in approximately 325 consolidated properties in 44 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to tenants, however, certain leases provide that the Company is responsible for certain operating expenses.

On December 31, 2006, the Company completed its merger with Newkirk Realty Trust, Inc., or Newkirk (the “Newkirk Merger”). Newkirk’s primary business was similar to the primary business of the Company. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership (“MLP”). Newkirk was the general partner and owned 31.0% of the units of limited partnership in the MLP (the “MLP units”). In connection with the Newkirk Merger, the Company changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and an affiliate of the Company became the general partner of the MLP and another affiliate of the Company became the holder of a 31.0% ownership interest in the MLP. As of September 30, 2007, the Company had a 41.5% ownership interest in the MLP.

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

During the first quarter of 2007, the Company’s Board of Trustees authorized the Company to repurchase, from time to time, up to 10.0 million common shares and/or operating partnership units in the Company’s operating partnership subsidiaries (“OP Units”) depending on market conditions and other factors. During the nine months ended September 30, 2007, the Company repurchased approximately 7.1 million common shares/OP Units at an average price of approximately $20.61 per common share/OP Unit aggregating $147.3 million, in the open market and through private transactions with employees and third parties.

On June 4, 2007, the Company announced a strategic restructuring plan. The plan, when and if completed, will restructure the Company into a company consisting primarily of:
•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net leased and multi tenanted real estate collateral;

•	A minority interest in a to-be-funded joint venture that invests in specialty single tenant real estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.
         In connection with the strategic restructuring plan, the Company:
•	acquired all of the outstanding interests not otherwise owned by the Company in Triple Net Investment Company LLC, one of the Company’s co-investment programs, which resulted in the Company becoming the sole owner of the co-investment program’s 15 primarily single tenant net leased properties;

•	acquired all of the outstanding interests not otherwise owned by the Company in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of the Company’s co-investment programs, which resulted in the Company becoming the sole owner of the co-investment program’s 26 primarily single tenant net leased properties;

•	terminated Lexington/Lion Venture L.P., one of its co-investment programs, and was distributed 7 primarily single tenant net leased properties owned by the co-investment program;

•	announced a disposition program, whereby the Company began marketing approximately 140 non-core assets for sale; and

•	announced the formation of a joint venture with a subsidiary of Inland American Real Estate Trust, Inc. to be seeded with 53 assets currently owned by the Company and invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets.
The Company can provide no assurances that it will dispose of any remaining assets under its disposition program or close on the funding and acquisition of the initial assets for the joint venture.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of the Company’s operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), Net 3 Acquisition L.P. (“Net 3”), the MLP, Lexington Realty Advisors, Inc. (“LRA”), Lexington Contributions, Inc. (“LCI”), and Six Penn Center L.P. LRA and LCI are wholly owned taxable REIT subsidiaries, and the Company is the sole unitholder of the general partner, and the sole unitholder of a significant limited partner, of each of LCIF, LCIF II, Net 3, the MLP and Six Penn Center L.P. Lexington Strategic Asset Corp. (“LSAC”), formerly a majority owned taxable REIT subsidiary, was merged with and into the Company as of June 30, 2007. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity, and the Company controls the entity’s voting shares or similar rights, the entity is consolidated.

Earning Per Share. Basic net income (loss) per share is computed by dividing net income (loss), reduced by preferred dividends, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed, but include the effect, when dilutive, of in-the-money common share options, certain non-vested common shares, OP Units, put options of certain partners’ interests in non-consolidated entities and convertible securities.
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
Marketable Equity Securities. The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses, including the Company’s proportionate share of the unrealized gains or loss from non-consolidated entities, reported in shareholders’ equity as a component of accumulated other comprehensive income (loss). Gains or losses on securities sold and other than temporary impairments are included in the consolidated statements of operations. Sales of securities are recorded on the trade date and gains and losses are determined by the specific identification method.
Notes Receivable. The Company evaluates the collectability of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired, when based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.
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
Foreign Currency. The Company has determined that the functional currency of its foreign operations is the respective local currency. As such, assets and liabilities of the Company’s foreign operations are translated using period-end exchange rates, and revenues and expenses are translated using exchange rates as determined throughout the period. Unrealized gains or losses resulting from translation are included in accumulated other comprehensive income (loss) and as a separate component of the Company’s shareholders’ equity.
Segment Reporting. The Company operates in one industry segment, investment in net leased real properties.
Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2007, the Company is not aware of any environmental matter that could have a material impact on the financial statements.
Reclassification. Certain amounts included in the 2006 financial statements have been reclassified to conform with the 2007 presentation.

(3)	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
BASIC

Income (loss) from continuing operations	$(10,498)	$411	$4,083	$6,310
Less preferred dividends	(7,034)	(4,109)	(19,698)	(12,326)

Income (loss) allocable to common shareholders from continuing operations	(17,532)	(3,698)	(15,615)	(6,016)
Total income (loss) from discontinued operations	24,961	(18,006)	41,534	7,692

Net income (loss) allocable to common shareholders	$7,429	$(21,704)	$25,919	$1,676

Weighted average number of common shares outstanding -basic	63,458,167	52,279,750	65,735,321	52,081,514

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.27)	$(0.07)	$(0.24)	$(0.12)
Income (loss) from discontinued operations	0.39	(0.35)	0.63	0.15

Net income (loss)	$0.12	$(0.42)	$0.39	$0.03

DILUTED

Income (loss) allocable to common shareholders from continuing operations – basic	$(17,532)	$(3,698)	$(15,615)	$(6,016)
Incremental income attributed to assumed conversion of dilutive securities	—	—	—	—

Income (loss) allocable to common shareholders from continuing operations	(17,532)	(3,698)	(15,615)	(6,016)
Total income (loss) from discontinued operations	24,961	(18,006)	41,534	7,692

Net income (loss) allocable to common shareholders	$7,429	$(21,704)	$25,919	$1,676

Weighted average number of common shares used in calculation of basic earnings per share	63,458,167	52,279,750	65,735,321	52,081,514
Add incremental shares representing:
Shares issuable upon exercise of employee share options	—	—	—	—
Shares issuable upon conversion of dilutive securities	—	—	—	—

Weighted average number of common shares — diluted	63,458,167	52,279,750	65,735,321	52,081,514

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.27)	$(0.07)	$(0.24)	$(0.12)
Income (loss) from discontinued operations	0.39	(0.35)	0.63	0.15

Net income (loss)	$0.12	$(0.42)	$0.39	$0.03

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents maybe anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

During the nine months ended September 30, 2007, the Company acquired seven properties from third parties for an aggregate capitalized cost of $117,760 and allocated $19,083 of the purchase price to intangible assets.

In 2007, the Company acquired additional shares in LSAC for $16,781 and LSAC paid $7,418 to repurchase its common stock in a tender offer. On June 30, 2007, LSAC was merged with and into the Company and ceased to exist.

The Company completed the Newkirk Merger effective December 31, 2006. The allocation of the purchase price was based upon estimates and assumptions. The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate. During the nine months ended September 30, 2007, certain estimates were revised. In addition, there may be certain additional items that the Company will revise once the Company receives additional information. Accordingly, these allocations are subject to revision when final information is available, although the Company does not believe the past revisions had, or any future revisions will have, a significant impact on its financial position or results of operations.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2006 gives effect to the Newkirk Merger (only the assets acquired and liabilities assumed as of December 31, 2006) as if it had occurred on January 1, 2006. The unaudited pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Nine Months Ended	Three Months Ended
	September 30, 2006	September 30, 2006
	(unaudited)	(unaudited)
Total gross revenues	$250,065	$84,701
Income (loss) from continuing operations	$(42)	2,657
Net income (loss)	$9,112	$(14,675)
Net loss per common share after preferred dividends
basic	$(0.05)	$(0.28)
diluted	$(0.05)	$(0.28)
The effect of the refinancing of the KeyBank facility with the proceeds from the Exchangeable Guaranteed Notes has been reflected in the above unaudited pro forma financial information data.
During the second quarter of 2007, the Company, including through its consolidated subsidiaries, completed transactions with its joint venture partners as summarized as follows:
Triple Net Investment Company LLC (TNI)
Effective May 1, 2007, the Company entered into a purchase agreement with the Utah State Retirement Investment Fund, its partner in one of its co-investment programs, TNI, and acquired the 70% of TNI it did not already own. Accordingly, the Company became the sole owner of the 15 primarily single tenant net leased real estate properties owned by TNI. The Company acquired the interest through a cash payment of approximately $82,600 and the assumption of approximately $156,600 in non-recourse mortgage debt. The debt assumed by the Company bears stated interest at rates ranging from 4.9% to 9.4% with a weighted – average stated rate of 5.9% and matures at various dates ranging from 2010 to 2021. In connection with this transaction, the Company recognized $2,064 as an incentive fee in accordance with the TNI partnership agreement.
Lexington Acquiport Company LLC (LAC) and Lexington Acquiport Company II LLC (LAC II)
Effective June 1, 2007, the Company entered into purchase agreements with the Common Retirement Fund of the State of New York, its 66.67% partner in one of its co-investment programs, LAC and 75% partner in another of its co-investment programs, LAC II, and acquired the interests in LAC and LAC II it did not already own. Accordingly, the Company became the sole owner of the 26 primarily single tenant net leased real estate properties owned collectively by

LAC and LAC II. The Company acquired the interest through a cash payment of approximately $277,400 and the assumption of approximately $515,000 in non-recourse mortgage debt. The debt assumed by the Company bears interest at stated rates ranging from 5.0% to 8.2% with a weighted – average stated rate of 6.2% and matures at various dates ranging from 2009 to 2021.

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

In accordance with U.S. generally accepted accounting principles, the Company recorded the assets and liabilities at fair value to the extent of the interests acquired, with a carryover basis for all assets and liabilities to the extent of the Company’s ownership. The allocation of the purchase price is based upon estimates and assumptions. The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate. The current allocations are substantially complete; however, there may be certain items that the Company will finalize once it receives additional information. Accordingly, the allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on its financial position or results of operations.

(5)	Discontinued Operations

During the nine months ended September 30, 2007, the Company sold 33 properties to third parties for aggregate proceeds of $225,915 which resulted in a gain of $39,808. During the three months ended September 30, 2007, the Company sold 23 properties to third parties for aggregate proceeds of $117,392 which resulted in a gain of $26,980. As of September 30, 2007, the Company had twelve properties held for sale.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Rental revenues	$6,796	$5,956	$27,906	$19,455
Pre-tax income (loss), including gains on sale	$24,963	$(18,007)	$44,157	$7,765
(6)	Investment in Non-Consolidated Entities

During the second quarter of 2007, the Company acquired all the interests it did not already own in TNI, LAC, LAC II and LION. See note 4 for a discussion of the transactions.

As of September 30, 2007, the Company had interests ranging from 26% to 40% in 8 partnerships which own real estate properties. The properties are encumbered by approximately $107,000 (of which the Company’s proportionate share is approximately $35,000) in non-recourse debt with stated interest rates ranging from 5.2% to 15.0% with a weighted-average stated rate of 8.6% and maturity dates ranging from 2008 to 2018.

The following is summary historical cost basis selected balance sheet data as of September 30, 2007 and income statement data for the nine months ended September 30, 2007 for Concord Debt Holdings LLC (“Concord”), the Company’s non-consolidated entity in which it owns a 50% interest, acquired in the Newkirk Merger, that invests in real estate debt securities. The other 50% partner in this joint venture is Winthrop Realty L.P., an affiliate of the Company’s Executive Chairman. During the quarter ended September 30, 2007, the Company increased its equity commitment in Concord to $137,500.

9/30/2007
Investments	$1,052,670
Cash	15,691
Warehouse debt facilities	418,861
Collateralized debt obligations	376,650

2007
Interest income	$48,141
Interest expense	(29,510)
Other expense	(3,564)
Other comprehensive loss	(11,666)

Comprehensive income	$3,401

Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired. Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on valuations provided by an independent third party. The unrealized loss on Concord’s bonds is the result of a decrease in the value provided by the independent third party compared to the acquisition cost of the securities. Concord’s present intention is to hold these securities, believes that it has the ability to do so and will recover its investment. Accordingly, Concord has determined that this impairment is temporary.

On May 25, 2007, Lex-Win Acquisition LLC (“Lex-Win”), an entity in which the Company holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc., (“Wells”) at a price per share of $9.30. The tender offer expired on July 20, 2007 at which time Lex-Win received tenders based on the letters of transmittal it received for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. After submission of the letters to Wells, the actual number of shares acquired in Wells was approximately 3,900,000. During the third quarter of 2007, the Company funded $12,542 relating to this tender. Winthrop Realty, L.P. also holds a 28% interest in Lex-Win. The Executive Chairman of the Company is an affiliate of Winthrop Realty, L.P.

On August 10, 2007, the Company, through the MLP, entered into a limited partnership agreement with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”) to form Net Lease Strategic Assets Fund L.P. (“NLS”). NLS was formed to invest in specialty single-tenant net leased assets in the United States. In connection with the formation of NLS, the MLP agreed to contribute six single tenant net leased assets to NLS. Also, in connection with the formation of NLS, the Company agreed to sell and NLS agreed to purchase, 47 primarily single tenant net leased assets pursuant to a purchase and sale agreement. Upon the closing of the joint venture, the MLP and Inland will make initial capital contributions to NLS, so that the common equity percentage interests in NLS are 15% and 85%, respectively. In addition, the Company will provide subordinated financing to NLS.

The acquisition of each of the 53 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of the existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants and certain other customary conditions. Accordingly, neither the Company nor the MLP can provide any assurance that the funding by the MLP and Inland and the acquisition of any assets by NLS will be completed. In the event that NLS does not acquire at least 35 of the 53 assets in a single closing by March 1, 2008, the joint venture will be terminated.

(7)	Mortgages and Notes Payable

During the nine months ended September 30, 2007, the Company obtained ten non-recourse mortgages aggregating $246,965 with interest rates ranging from 5.7% to 6.2% and maturity dates ranging from 2014 to 2021.

During the nine months ended September 30, 2007, the Company repaid $547,199 of borrowings under the MLP’s borrowing facility. In connection with the MLP repayment, the Company incurred approximately $650 to terminate an interest rate swap agreement. As of September 30, 2007, the Company had no borrowings under its line of credit.

During the nine months ended September 30, 2007, in connection with sales of certain properties, the Company satisfied the corresponding mortgages payable which resulted in debt satisfaction charges of $3,685.

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

The Company obtained a $225,000 secured term loan from KeyBank N.A. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants which the Company was in compliance with as of September 30, 2007. The proceeds of the secured term loan were used to purchase the interests in the co-investment programs. See note 4 for a discussion of the acquisition of co-investment programs and assumption of mortgages related to the acquisitions.

(8)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the nine months ended September 30, 2007 and 2006, no single tenant represented greater than 10% of rental revenues.

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

During the nine months ended September 30, 2007, 1,193,091 OP Units were redeemed for common shares and 170,058 OP Units were purchased by the Company for cash, which had an aggregate value of $27,231.

As of September 30, 2007, there were approximately 39.8 million OP Units outstanding. All OP Units receive distributions in accordance with their respective partnership agreements. To the extent that the Company’s dividend per common share is less than the stated distribution per OP Unit per the applicable partnership agreement, the distributions per OP Unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP Units have a liquidation preference.

As discussed in note 4, the Company acquired the remaining minority interest in LSAC as of June 30, 2007.

(10)	Related Party Transactions

The Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two first mortgage loans encumbering MLP properties. As of September 30, 2007 and December 31, 2006, the value of the ownership interest was $16,038 and $16,371, respectively.

Winthrop Management, L.P., an entity partially owned and controlled by the Company’s Executive Chairman, provides property management services at certain properties owned by the Company. The Company incurred fees of $448 for these services for the nine months ended September 30, 2007.

As of September 30, 2007, a $16,965 mortgage note payable is due to an entity owned by two of the Company’s significant OP Unitholders and Executive Chairman. The mortgage was assumed in connection with the Newkirk Merger.

During the nine months ended September 30, 2007, the Company repurchased common shares from two of its officers for an aggregate of $405 and LSAC shares for $2,200.

During the nine months ended September 30, 2007, the MLP and Winthrop Realty L.P., an entity affiliated with the Company’s Executive Chairman, entered into a joint venture with other unrelated partners, to acquire shares of Wells Real Estate Investment Trust (see note 6).

Winthrop Realty L.P., an affiliate of the Company’s Executive Chairman, is the 50% partner in Concord Debt Holdings LLC (see note 6).

(11)	Shareholders’ Equity

During the nine months ended September 30, 2007, the Company issued $155,000 liquidation amount of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) which pays dividends at an annual rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not so listed, the Series D Preferred will pay dividends at an annual rate of 8.55%.

(12)	Commitments and Contingencies

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties.

Included in other assets is construction in progress of $14,951 and $4,046 as of September 30, 2007 and December 31, 2006, respectively.

As of September 30, 2007, the Company has entered into a letter of intent to purchase one property for an aggregate of $13,655 (see note 15).

The Company has agreed with Vornado Realty Trust (“Vornado”), a significant OP Unitholder in the MLP, to operate the MLP as a real estate investment trust and to indemnify Vornado for any actual damages incurred by Vornado if the MLP is not operated as a REIT. Clifford Broser, a member of the Company’s Board of Trustees, is a Senior Vice President of Vornado.

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

A third party was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of grant date, it was determined that the value of the awards was $1,901. As of September 30, 2007, the value of the awards was $1,795. The Company recognized $267 in compensation expense relating to the awards during the nine months ended September 30, 2007.

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

During the nine months ended September 30, 2007 and 2006, the Company recognized $3,194 and $4,859, respectively, in compensation expense relating to share grants to trustees and employees, including the $933 discussed above.

(14)	Supplemental Disclosure of Statement of Cash Flow Information

During the nine months ended September 30, 2007 and 2006, the Company paid $115,565 and $54,630, respectively, for interest and $2,827 and $232, respectively, for income taxes.

During the nine months ended September 30, 2007 and 2006, holders of an aggregate of 1,193,091 and 95,205 OP Units, respectively, redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $23,630 and $1,085, respectively.

In connection with the acquisition of the co-investment programs, the Company paid $366,600 in cash and acquired approximately $1,071,000 in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000 in mortgages payable, $40,000 in below-market leases and $14,000 in all other assets and liabilities (see note 4).

During the nine months ended September 30, 2006, the Company sold a property in which the purchaser assumed a mortgage note encumbering the property in the amount of $14,170. In addition, the Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to the sale of another property.

(15)	Subsequent Events

Subsequent to September 30, 2007, the Company:
•	Sold nine properties for an aggregate sales price of $96,688.

•	In connection with two property sales, retired $20,541 in mortgages payable.

•	In connection with one property sale issued to the buyer a $27,700, 6.45% mortgage note due in 2015. The note provides for interest only payments for two years and monthly debt service payments of $174 though maturity when a balloon payment of approximately $26,000 is due.

•	Purchased one property for $13,655.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2007.
We merged with Newkirk Realty Trust, Inc., or Newkirk, on December 31, 2006, and we refer to this merger as the Newkirk Merger. Information regarding items in our Consolidated Statements of Operations as of December 31, 2006, contained in our Annual Report on Form 10-K for the year ended December 31, 2006, or our Annual Report, did not include the business and operations of Newkirk. Information regarding items in our Consolidated Balance Sheet at December 31, 2006, contained in our Annual Report included the assets, liabilities and minority interests of Newkirk. Commencing January 1, 2007, the business and operations of Newkirk are included in our Consolidated Statements of Operations. Since prior and comparable interim periods did not include information regarding the assets, liabilities and minority interests of Newkirk or the business and operations of Newkirk, you may not be able to effectively compare interim periods because of the material impact to our financial condition and results of operations resulting from the Newkirk Merger.
On June 4, 2007, we announced a strategic restructuring plan. The plan, when and if completed, will restructure us into a company consisting primarily of:
•	A wholly owned portfolio of core office assets;

•	A wholly owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a joint venture that invests in senior and subordinated debt interests secured by both net leased and multi tenanted real estate collateral;

•	A minority interest in a to-be-funded joint venture that invests in specialty single tenant real estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures.
In connection with the strategic restructuring plan, we:
•	acquired all of the outstanding interests not otherwise owned by us in Triple Net Investment Company LLC, one of our co-investment programs, which resulted in us becoming the sole owner of the co-investment program’s 15 primarily single tenant net leased properties;

•	acquired all of the outstanding interests not otherwise owned by us in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of our co-investment programs, which resulted in us becoming the sole owner of the co-investment program’s 26 primarily single tenant net leased properties;

•	terminated Lexington/Lion Venture L.P., one of our co-investment programs, and were distributed 7 primarily single tenant net leased properties owned by the co-investment program;

•	announced a disposition program, whereby we began marketing approximately 140 non-core assets for sale; and

•	announced the formation of a joint venture with a subsidiary of Inland American Real Estate Trust, Inc. to be seeded with 53 assets currently owned by us and to invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets.
We can provide no assurances that we will dispose of any remaining assets under our disposition program or close on the funding and acquisition of the initial assets for the joint venture.
Forward-Looking Statements
The following is a discussion and analysis of our consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2007 and 2006, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our Annual Report. Historical results may not be indicative of future performance.
This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, but are not limited to, (i) the failure to successfully complete the strategic restructuring plan, (ii) the failure to integrate our operations and properties with those of Newkirk Realty Trust, Inc., (iii) the failure to achieve the anticipated results of our strategic restructuring plan, (iv) the failure to continue to qualify as a real estate investment trust, (v) changes in general business and economic conditions, (vi) competition, (vii) increases in real estate construction costs, (viii) changes in interest rates, or (ix) changes in accessibility of debt and equity capital markets. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.
Critical Accounting Policies
A summary of our critical accounting policies is included in our Annual Report. There have been no significant changes to those policies during 2007.
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
Liquidity and Capital Resources
Real Estate Assets. As of September 30, 2007, we held interests in approximately 325 consolidated properties, which were located in 44 states and the Netherlands. The real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property.
During the nine months ended September 30, 2007, in addition to the acquisition of the co-investment programs, we purchased seven properties from third parties for a capitalized cost of $117.8 million and sold 33 properties to third parties for aggregate proceeds of $225.9 million, which resulted in a gain of $39.8 million.
Our principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under our unsecured credit facility, the MLP’s $225.0 million secured loan and amounts that may be raised through the sale of securities in private or public offerings. For the nine months ended September 30, 2007, the leases on our consolidated properties generated $293.4 million in rental revenue compared to $125.9 million during the same period in 2006. The significant increase is due to an increase in the number of assets acquired in the Newkirk Merger and the acquisition of four co-investment programs.
As more fully described in note 4 to our condensed consolidated financial statements, we acquired the remaining interests we did not already own in three co-investment programs and liquidated the remaining one co-investment program. We paid $366.6 million in cash and assumed approximately $785.0 million in non-recourse mortgage debt to acquire full interests in 48 real estate properties.
Dividends. We have made quarterly distributions since October 1986. We declared a common dividend of $0.375 per share, with respect to the quarter ended September 30, 2007, to common shareholders of record as of September 28, 2007, which was paid on October 15, 2007. This dividend equates to an annualized common dividend rate of $1.50 per share. We also declared a dividend on our Series B preferred shares of $0.503125 per share, with respect to the quarter ended September 30, 2007, to preferred shareholders of record as of October 31, 2007, payable on November 15, 2007. The annual preferred dividend rate on the Series B preferred shares is $2.0125 per share. We also declared a dividend on our Series C preferred shares of $0.8125 per share, with respect to the quarter ended September 30, 2007, to preferred shareholders of record as of October 31, 2007, payable on November 15, 2007. The annual preferred dividend rate on the Series C preferred shares is $3.25 per share. We also declared a dividend on our Series D preferred shares of $0.471875 per share, with respect to the quarter ended September 30, 2007, to preferred shareholders of record as of September 28, 2007, which was paid on October 15, 2007. The annual preferred dividend rate on the Series D preferred shares is $1.8875 per share.
As part of our strategic restructuring plan we began marketing for sale approximately 140 non-core assets. To the extent the sales are completed and generate a taxable gain we expect to pay a special dividend to the extent of the gain in accordance with maintaining our REIT status.
During the nine months ended September 30, 2007, we completed an offering of 6.2 million Series D Preferred Shares, at $25 per share, with an annual dividend rate of 7.55%, raising net proceeds of $149.8 million.
Cash dividends paid to common and preferred shareholders for the nine months ended September 30, 2007 and 2006, were $106.4 million and $70.2 million, respectively. The increase in the amount of cash dividends paid results from an increase in the number of shareholders resulting from the Newkirk Merger and a special distribution paid in January 2007 relating to the Newkirk Merger.
Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.
We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements and the terms of our outstanding preferred shares in both the short-term and long–term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt, as well as other alternatives, will provide the necessary capital required by the Company. Cash flows from operations were $235.9 million and $85.1 million for the nine months ended September 30, 2007 and 2006, respectively. The increase from 2006 to 2007 is primarily a result of additional operating cash flows associated with Newkirk’s real estate assets and the acquisition of four co-investment programs. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. Due to the acquisition of all of the outstanding interests in three co-investment programs, the dissolution of one of our co-investment programs and the merger of LSAC with and into us, we anticipate a significant decline in advisory and incentive fees in future periods which we believe will be offset by increased rental revenues from acquiring said interests. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $316.4 million and $18.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in investing activities was primarily attributable to the acquisition of and deposits made for real estate (including acquiring our co-investment partners’ interests), purchase of LSAC shares and the investment in non-consolidated entities. Cash provided by investing activities relates primarily to the sale of properties, proceeds from the sale of marketable securities, release of escrow deposits and distributions from non-consolidated entities. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
Net cash provided by (used in) financing activities totaled $224.0 million and ($57.3) million for the nine months ended September 30, 2007 and 2006, respectively. Cash used in financing activities was primarily attributable to dividends (net of proceeds reinvested under our dividend reinvestment plan), distributions to limited partners, repurchase of common shares/ OP Units and repayment of indebtedness. Cash provided by financing activities relates primarily to proceeds from equity offerings and debt financings. In 2007, we started purchasing shares in the open market to be issued under the dividend re-investment plan whereas previously we issued the shares from treasury.
Financing
General. As of September 30, 2007, total outstanding mortgages and notes payable were approximately $3.3 billion, with interest at a weighted average interest rate of approximately 5.9%.
Revolving Credit Facility. As of September 30, 2007, we were in compliance with all covenants, there were no borrowings outstanding, $198.5 million was available to be borrowed and $1.5 million in letters of credit were outstanding under our unsecured revolving credit facility.
Corporate Borrowings. During the nine months ended September 30, 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027. In addition, we issued $200.0 million in Trust Preferred Notes due in 2037, which bear interest at 6.804% through April 2017 and thereafter at three month LIBOR plus 170 basis points. We used the proceeds from these issuances, along with other cash sources, to fully repay the $547.2 million in outstanding borrowings on the MLP’s secured borrowing facility and balances on our line of credit. During the nine months ended September 30, 2007, the MLP borrowed $225.0 million from KeyBank N.A. The interest only secured loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The proceeds of the loan were used to purchase the interests in the co-investment programs discussed above in — “Liquidity and Capital Resources – Real Estate Assets.”
Consolidated Debt Service Requirements. As of September 30, 2007, the estimated scheduled principal amortization payments for the remainder of 2007 and for 2008, 2009, 2010 and 2011 are $8.8 million, $73.2 million, $61.5 million, $51.3 million and $48.8 million, respectively. As of September 30, 2007, the estimated scheduled balloon payments for the remainder of 2007 and for 2008, 2009, 2010 and 2011 are $0 million, $31.8 million, $304.0 million, $118.2 million and $147.5 million, respectively.
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
Capital Expenditures. As of September 30, 2007, we have entered into a letter of intent to purchase one property for an aggregate estimated obligation of $13.7 million. This expenditure is expected to be funded from operating cash flows or borrowings on our unsecured revolving credit facility.
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
Concord Debt Holdings LLC (“Concord”)
We have an equity investment in Concord which, in turn, holds loans and securities collateralized directly and indirectly by commercial real estate. As of September 30, 2007, we had contributed a total of $137.5 million to Concord. Concord’s ability to execute its business strategy, particularly the growth of its investment portfolio, depends to a significant degree on its ability to obtain additional capital. In this regard, Concord will seek to obtain additional capital through one or more of the following: additional credit lines, issuances of preferred equity and additional capital contributions from its members. Its core business strategy is dependent upon its ability to finance its loans and other real estate related assets with match funded debt at rates that provide a positive net spread.
The recent events in the subprime mortgage market have impacted Concord’s ability to consummate a second CDO. Although Concord has minimal exposure to subprime or residential mortgages, conditions in the financial capital markets have made issuances of CDO’s at this time less attractive to investors. If Concord is unable to issue future CDO’s to finance its assets, Concord may be required to seek other forms of potentially less attractive financing. We have made a larger equity investment than previously anticipated and may continue to do so.
At September 30, 2007, Concord has not incurred any write offs. With respect to one of Concord’s loans, the borrower advised Concord that it would not meet its debt service coverage ratio at September 30, 2007 which would result in a technical default on the loan. In connection therewith, Concord and the borrower entered into an amendment to the loan documents which, among other things, increased the interest rate, provided for additional collateral and reserves, and waived the potential default through March 30, 2008, subject to further waiver if additional funds are paid Concord.
Concord’s credit facilities entitle the lender to make margin calls if, in their reasonable determination, the market value of the loans or bonds pledged by Concord decline in value. In this regard, Concord has received margin calls aggregating $11.8 million. To the extent that additional margin calls are made in the future, Concord will be required to provide additional collateral or pay down a portion of the funds advanced. It is possible that Concord may not have the funds available to make such margin calls which could result in defaults.
Concord finances its loan assets through various financing instruments including warehouse lines, securitizations and repurchase agreements. At September 30, 2007, each of Concord’s financing instruments had maturities of at least one year except with respect to approximately $41.9 million of borrowings which mature in 2007, subject to extension upon the consent of the lender. If Concord is unable to extend this instrument or sell the underlying assets, we may be required to fund our share (50%) of the borrowing or risk losing the underlying assets to the lender.
Results of Operations
Three months ended September 30, 2007 compared with September 30, 2006. Changes in our results of operations are primarily due to the growth of our portfolio and costs associated with such growth primarily related to the Newkirk Merger, which was effective December 31, 2006, and the acquisition of the outstanding interests in our co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2007 of $76.6 million, $71.5 million is attributable to rental revenue. The remaining $5.1 million increase in gross revenues in 2007 was primarily attributable to an increase in tenant reimbursements of $6.0 million offset by a reduction in advisory and incentive fees of $0.9 million.
The increase in interest and amortization expense of $34.0 million is due to the growth of our portfolio resulting from the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs.
The increase in property operating expense of $10.2 million is primarily due to an increase in properties for which we have operating expense responsibility.
The increase in depreciation and amortization of $48.1 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.
The increase in general and administrative expenses of $2.2 million is due primarily to increases in personnel costs and professional fees. The increases in personnel costs and professional fees are attributable to the additional employees hired due to the Newkirk Merger and the increase in our operations resulting from the Newkirk Merger.

Non-operating income increased $1.7 million due to increased interest and dividends plus gains on sale of marketable equity securities.
Debt satisfaction charges decreased $0.5 million as no debt was satisfied in continuing operations in 2007.
The minority interest share of (income) loss increase of $2.0 million is due to a decrease in earnings at the partnership level (primarily related to depreciation and amortization of real estate and intangibles), resulting primarily from the minority interest related to the MLP, the former operating partnership for Newkirk.
The equity in earnings of non-consolidated entities increase of $3.0 million is primarily due to earnings in joint venture investments of the MLP offset by the termination of four co-investment programs in the second quarter of 2007.
Net income increased by $32.1 million from a net loss of $17.6 million to net income of $14.5 million primarily due to the net impact of items discussed above coupled with an increase of $43.0 million in income from discontinued operations.
Discontinued operations represents properties sold or held for sale. The total discontinued operations increased $43.0 million due to an increase in income from discontinued operations of $3.4 million coupled with an increase in debt satisfaction charges of $3.6 million, an increase in gains on sale of $25.1 million, a change in minority interests share of income of $10.1 million, and a reduction in impairment charges of $28.2 million.
Net income applicable to common shareholders in 2007 increased to $7.4 million compared to a net loss applicable to common shareholders in 2006 of $21.7 million. The increase is due to the items discussed above offset by an increase in preferred dividends of $2.9 million resulting from the issuance of Series D Preferred Shares. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Quarterly Report and our Annual Report.
Nine months ended September 30, 2007 compared with September 30, 2006. Changes in our results of operations are primarily due to the growth of our portfolio and costs associated with such growth primarily related to the Newkirk Merger, which was effective December 31, 2006 and the acquisition of the outstanding interests in our co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2007 of $186.2 million, $167.5 million is attributable to rental revenue. The remaining $18.7 million increase in gross revenues in 2007 was primarily attributable to an increase in advisory and incentive fees of $8.7 million and a $10.0 million increase in tenant reimbursements. The increase in advisory and incentive fees relates primarily to incentive fees earned on two of our co–investment programs that we acquired in the second quarter of 2007.
The increase in interest and amortization expense of $71.4 million is due to the growth of our portfolio resulting from the Newkirk Merger and the acquisition of the outstanding interests in four co-investment programs.
The increase in property operating expense of $20.5 million is primarily due to an increase in properties for which we have operating expense responsibility.
The increase in depreciation and amortization of $117.3 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Newkirk Merger and the acquisition of the outstanding interests in four co-investment programs. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.
The increase in general and administrative expenses of $12.9 million is due primarily to increases in trustee fees, personnel costs (including severance charges incurred of approximately $4.5 million for a former officer) and professional fees. Fixed trustee fees were historically paid pro rata over the balance of the year; however, in 2007, fixed trustee fees were expensed during the three months ended March 31, 2007. The increases in personnel costs (other than relating to severance) and professional fees are attributable to the additional employees hired due to the Merger, the increase in our operations resulting from the Newkirk Merger and the acceleration of vesting of LSAC common shares resulting from its merger into us.
Impairment loss decreased $1.1 million due to a non-recurring write-off on 2006.
The increase in provision for income taxes of $2.6 million relates to earnings of the taxable REIT subsidiaries and the write-off of deferred tax assets relating to the LSAC merger.
The minority interest share of income increase of $7.9 million is due to an increase in earnings at the partnership level (primarily related to the equity in earnings and incentive fees earned on the disposition of the co-investment program offset by depreciation and amortization of real estate and intangibles), resulting primarily from the minority interest related to the MLP, the former operating partnership for Newkirk.
The equity in earnings of non-consolidated entities increase of $42.8 million is primarily due to the sale of 10 properties to the co-investment program partner offset by a reduction in earnings due to the termination of four co-investment programs.
Net income increased by $31.6 million primarily due to the net impact of items discussed above coupled with an increase of $33.8 million in income from discontinued operations.
Discontinued operations represents properties sold or held for sale. The total discontinued operations increased $33.8 million due to an increase in income from discontinued operations of $9.5 million coupled with a change in debt satisfaction charges of $9.5 million, an increase in gains on sale of $21.0 million, an increase in provision for income taxes of $2.6 million, a change in minority interests share of income of $12.8 million and a reduction in impairment charges of $28.2 million.
Net income applicable to common shareholders in 2007 increased $24.2 million compared to net income applicable to common shareholders in 2006. The increase is due to the items discussed above offset by an increase in preferred dividends of $7.4 million resulting from the issuance of Series D Preferred Shares. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, which in addition to generating rental revenue, generate acquisition, debt placement and asset management fees from non-consolidated entities, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and other risks described in this Quarterly Report and our Annual Report.
Off-Balance Sheet Arrangements
Non-Consolidated Real Estate Entities. As of September 30, 2007, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities (which include direct property investments and investments in real estate debt securities) are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
On August 10, 2007, we, through the MLP, entered into a limited partnership agreement with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”) to form Net Lease Strategic Assets Fund L.P. (“NLS”). NLS was formed to invest in specialty single tenant net leased assets in the United States. In connection with the formation of NLS, the MLP agreed to contribute six single tenant net leased assets to NLS. Also, in connection with the formation of NLS, we agreed to sell and NLS agreed to purchase, 47 primarily single tenant net leased assets pursuant to a purchase and sale agreement. Upon the closing of the joint venture, the MLP and Inland will make initial capital contributions to NLS, so that the common equity percentage interests in NLS are 15% and 85%, respectively. In addition, we will provide subordinated financing to NLS.
The acquisition of each of the 53 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of the existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants and certain other customary conditions. Accordingly, neither we nor the MLP can provide any assurance that the funding by the MLP and Inland and the acquisition of any assets by NLS will be completed. In the event that NLS does not acquire at least 35 of the 53 assets in a single closing by March 1, 2008, the joint venture will be terminated.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK ($000’s)
Our exposure to market risk relates primarily to our variable rate and fixed rate debt. As of September 30, 2007 and 2006, our consolidated variable rate indebtedness was $225,000 and $0, respectively, which represented 6.8% and 0 % of total long-term indebtedness, respectively. During the three months ended September 30, 2007 and 2006, our variable rate indebtedness had a weighted average interest rate of 6.50% and 0%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2007 and 2006 would have been increased by approximately $634 and $0, respectively. During the nine months ended September 30, 2007 and 2006, our variable rate indebtedness had a weighted average interest rate of 6.3% and 8.1%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2007 and 2006 would have been increased by approximately $972 and $66, respectively. As of September 30, 2007 and 2006, our consolidated fixed rate debt was approximately $3,095,000 and $1,155,000 respectively, which represented 93.2% and 100%, respectively, of total long-term indebtness. The weighted average interest rate as of September 30, 2007 of fixed rate debt was 5.9%, which approximates the interest rate on fixed rate debt incurred by us during the three months ended September 30, 2007. With $31,800 in fixed rate debt maturing in 2007 and 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $8,820 for the three months ended September 30, 2007 and by $2,890 for the three months ended September 30, 2006. Had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $20,276 for the nine months ended September 30, 2007 and by $8,736 for the nine months ended September 30, 2006. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement.
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

PART II — OTHER INFORMATION
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
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2007 under our 10.0 million common share / operating partnership unit repurchase authorization approved by our board of trustees on March 5, 2007.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
			Total Number of
			Shares/Units
			Purchased	Maximum Number of
	Total number of		as Part of Publicly	Shares That May Yet
	Shares/ Units	Average Price Paid Per	Announced Plans	Be Purchased Under
Period	Purchased	Share/ Units	Programs	the Plans or Programs
July 1 -31, 2007	0	$0	0	3,920,205

August 1 -31, 2007	444,599	$19.97	444,599	3,475,606

September 1-30, 2007	68,774	$20.20	68,774	3,406,832

Third Quarter 2007	513,373	$20.00	513,373	3,406,832

ITEM 3. Defaults Upon Senior Securities — not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders – not applicable
ITEM 5. Other Information — not applicable.
ITEM 6. Exhibits

Exhibit No.		Description
2.1	—	Agreement and Plan of Merger, dated July 23, 2006, by and between Newkirk Realty Trust, Inc. (“Newkirk”) and Lexington Realty Trust (formerly known as Lexington Corporate Properties Trust, the “Company”) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”)) (1)

2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 13, 2006 (the “09/13/06 8-K”)) (1)

2.3	—	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 13, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 13, 2006) (1)

Exhibit No.		Description
3.1	—	Articles of Merger and Amended and Restated Declaration of Trust of the Company, dated December 31, 2006 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 8, 2007 (the “01/08/07 8-K”)) (1)

3.2	—	Articles Supplementary Relating to the 7.55% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 8A filed February 14, 2007 (the “02/14/07 Registration Statement”)) (1)

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K) (1)

3.4	—	Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”)) (1)

3.5	—	Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”)) (1)

3.6	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K) (1)

3.7	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K) (1)

3.8	—	Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”)) (1)

3.9	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004) (1)

3.10	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”)) (1)

3.11	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”)) (1)

3.12	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)

3.13	—	Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement)(1)

3.14	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K) (1)

3.15	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K) (1)

3.16	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K) (1)

3.17	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K) (1)

3.18	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the 07/24/06 8-K) (1)

3.19	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)

Exhibit No.		Description
3.20	—	Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. (the “Net 3 Partnership Agreement”) (filed as Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed November 16, 2006) (1)

3.21	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K) (1)

3.22	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K) (1)

3.23	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K) (1)

3.24	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K) (1)

3.25	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K) (1)

3.26	—	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership, the “MLP”), dated as of December 31, 2006, between Lex GP-1 Trust and Lex LP-1 Trust (filed as Exhibit 10.4 to the 01/08/07 8-K) (1)

4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”)) (1)

4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003) (1)

4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004) (1)

4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement) (1)

4.5	—	Form of Special Voting Preferred Stock certificate (filed as Exhibit 4.5 to the 2006 10-K) (1)

4.6	—	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”)) (1)

4.7	—	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.2 to the 01/29/07 8-K) (1)

4.8	—	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.3 to the Company’s Current Report on form 8-k filed on March 9, 2007 (the “03/09/07 8-K”)) (1)

4.9	—	Amended and Restated Trust Agreement, dated March 21, 2007, among Lexington Realty Trust, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/2007 8-K”)) (1)

4.10	—	Third Supplemental Indenture, dated as of June 19, 207, among the MLP, the Company, the other guarantors named therein and U.S. bank National Association, as trustee, including the form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.1 to the Company’s Report on form 8-k filed on June 22, 2007 (1)

Exhibit No.		Description
4.11	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K) (1)

9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.6 to the 01/08/07 8-K) (1)

10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)

10.2	—	Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 24, 2003 (the “2002 10-K”)) (1)

10.3	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)

10.4	—	1998 Share Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998) (1, 4)

10.5	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)

10.6	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1, 4)

10.7	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)

10.8	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)

10.9	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

10.10	—	Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 02/06/06 8-K) (1, 4)

10.11	—	Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll and (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

10.12	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1,4)

10.13	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K) (1)

10.14	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)

10.15	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)

10.16	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)

10.17	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)

Exhibit No.		Description
10.18	—	Employment Agreement, effective as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.16 to the 01/08/07 8-K) (1,4)

10.19	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K) (1)

10.20	—	2007 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed February 12, 2007) (1, 4)

10.21	—	Form of Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.3 to the 2002 10-K) (1)

10.22	—	Credit Agreement among the Company, LCIF, LCIF II, Net 3 Acquisition L.P., jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, Wachovia Capital Markets, LLC, as lead arranger, Wachovia Bank, National Association, as agent, Key Bank, N.A., as Syndication agent, each of Sovereign Bank and PNC Bank, National Association, as co-documentation agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005) (1)

10.23	—	First Amendment to Credit Agreement, dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006) (1)

10.24	—	Second Amendment to Credit Agreement, dated as of December 27, 2006 (filed as Exhibit 10.1 to the 01/03/07 8-K) (1)

10.25	—	Credit Agreement, dated as of June 1, 2007, among the Company, the MLP, LCIF, LCIF II and Net 3, jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5.(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007 (the “06/07/2007 8-K”)) (1)

10.26	—	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC (filed as Exhibit 10.1 to Newkirk’s Current Report on Form 8-K filed May 30, 2006) (1)

10.27	—	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”)) (1)

10.28	—	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of September 21, 2007, among the MLP, WRT Realty, L.P. and FUR Holdings LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 24, 2007) (1, 4)

10.29	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K) (1)

10.30	—	Funding Agreement, dated as of December 31, 2006, by and among LCIF, LCIF II, Net 3, the MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)

10.31	—	Guaranty Agreement, effective as of December 31, 2006, between the Company and the MLP (filed as Exhibit 10.5 to the 01/08/07 8-K) (1)

10.32	—	Amended and Restated Exclusivity Services Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.1 to the 01/08/07 8-K) (1)

10.33	—	Transition Services Agreement, dated as of December 31, 2006, between the Company and First Winthrop Corporation (filed as Exhibit 10.3 to the 01/08/07 8-K) (1)

10.34	—	Acquisition Agreement, dated as of November 7, 2005, between Newkirk and First Union Real Estate Equity and Mortgage Investments (“First Union”) (filed as Exhibit 10.4 to First Union’s Current Report on Form 8-K filed on November 10, 2005) (1)

10.35	—	Amendment to Acquisition Agreement and Assignment and Assumption, dated as of December 31, 2006, among NKT, Winthrop Realty Trust and the Company (filed as Exhibit 10.7 to the 01/08/07 8-K) (1)

Exhibit No.		Description
10.36	—	Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”)) (1)

10.37	—	Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11) (1)

10.38	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K) (1)

10.39	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K) (1)

10.40	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K) (1)

10.41	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and WEM-Brynmawr Associates LLC (filed as Exhibit 10.11 to the 01/08/07 8-K) (1)

10.42	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”)) (1)

10.43	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K) (1)

10.44	—	Registration Rights Agreement, dated as of November 7, 2005, between the Company and First Union (filed as Exhibit 10.6 to NKT’s 11/15/05 8-K) (1)

10.45	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K) (1)

10.46	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K) (1)

10.47	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Winthrop Realty Trust filed as Exhibit 10.14 to the 01/08/07 8-K) (1)

10.48	—	Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K) (1)

10.49	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K) (1)

10.50	—	Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K) (1)

10.51	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K) (1)

10.52	—	Property Management Agreement, made as of December 31, 2006, among the Company (Filed as Exhibit 10.15 to the 01/08/07 8-K) (1)

10.53	—	Limited Partnership Agreement, dated as of August 10, 2007, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2007 (the “08/16/2007 8-K”)) (1)

Exhibit No.		Description
10.54	—	Contribution Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.2 to the 08/16/2007 8-K) (1)

10.55	—	Purchase and Sale Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.3 to the 08/16/2007 8-K) (1)

10.56	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K) (1)

10.57	—	Purchase Agreement, dated as of June 1, 2007, between the Company and the Common Retirement Fund of the State of New York for interests in Lexington Acquiport Company II, LLC (filed as Exhibit 10.4 to the 06/07/2007 8-K) (1)

10.58	—	Partial Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 (the “06/28/2007 8-K”) (1)

10.59	—	Contribution Agreement, dated as of June 5, 2007, between the Company and the MLP (filed as Exhibit 10.2 to the 06/28/2007 8-K) (1)

10.60	—	Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and CLPF-LXP/Lion Venture GP, LLC (filed as Exhibit 10.3 to the 06/28/2007 8-K) (1)

31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust
Date: November 9, 2007	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief Operating Officer

Date: November 9, 2007	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer