Form 10-K
period 2007-12-31
LEXINGTON REALTY TRUST
filed 2008-02-29
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-12386
LEXINGTON REALTY TRUST
(Exact name of Registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization) One Penn Plaza, Suite 4015	13-3717318 (I.R.S. Employer Identification No.)
New York, NY (Address of principal executive offices)	10119-4015 (Zip Code)

Registrant’s telephone number, including area code (212) 692-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares of beneficial interests, par value $0.0001	New York Stock Exchange
8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001	New York Stock Exchange
7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑.

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2007, which was the last business day of the Registrant’s most recently completed second fiscal quarter was $1,276,495,750 based on the closing price of common shares as of that date, which was $20.80 per share.

Number of common shares outstanding as of February 22, 2008 was 61,323,810.

Certain information contained in the Definitive Proxy Statement for Registrant’s 2008 Annual Meeting of Shareholders, to be held on May 20, 2008 is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Item 10, 11, 12, 13 and 14.

Item of
Form 10-K	Description	Page

PART I
1	Business	1
1A.	Risk Factors	8
1B.	Unresolved Staff Comments	21
2.	Properties	21
3.	Legal Proceedings	34
4.	Submission of Matters to a Vote of Security Holders	34

PART II
5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	36
6.	Selected Financial Data	39
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
7A.	Quantitative and Qualitative Disclosures about Market Risk	58
8.	Financial Statements and Supplementary Data	60
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	112
9A.	Controls and Procedures	112
9B.	Other Information	112

PART III
10.	Trustees and Executive Officers of the Registrant	112
11.	Executive Compensation	112
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	112
13.	Certain Relationships and Related Transactions	113
14.	Principal Accountant Fees and Services	113

PART IV
15.	Exhibits and Financial Statement Schedules	113
Signatures		120
EX-12: STATEMENT OF COMPUTATION OF RATIO OF EARNINGS TO COMBINED FIXED CHARGES
EX-14.1: AMENDED AND RESTATED CODE OF BUSINESS CONDUCT AND ETHICS
EX-21: LIST OF SUBSIDIARIES
EX-23: CONSENT OF KPMG LLP
EX-31.1: CERTFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I.

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

All references to 2007, 2006 and 2005 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2007, December 31, 2006, and December 31, 2005, respectively.

We merged with Newkirk Realty Trust, Inc., or Newkirk, on December 31, 2006, which we refer to as the Merger. Unless otherwise noted, (A) the information in this Annual Report regarding items in our Consolidated Statements of Operations as of December 31, 2006 and prior, does not include the business and operations of Newkirk, and (B) the information in this Annual Report regarding items in our Consolidated Balance Sheet as of December 31, 2005 and prior, does not include the assets, liabilities and minority interests of Newkirk.

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

General

We are a self-managed and self-administered real estate investment trust, or REIT, formed under the laws of the State of Maryland. Our primary business is the acquisition, ownership and management of a geographically diverse portfolio of net leased office and industrial properties. In addition, we acquire and hold investments in loan assets and debt securities related to real estate, which are primarily acquired through a 50% owned co-investment program. Substantially all of our properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

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

In the Merger, Newkirk merged with and into us, with us as the surviving entity. Each holder of Newkirk’s common stock received 0.80 of our common shares in exchange for each share of Newkirk’s common stock, and the MLP effected a reverse unit-split pursuant to which each outstanding unit of limited partnership in the MLP, which we refer to as an MLP unit, was converted into 0.80 MLP units. Each MLP unit, other than the MLP units held directly or indirectly by us, is redeemable at the option of the holder for cash based on the value of one of our common shares or, if we elect, for our common shares on a one-for-one basis. As of December 31, 2007, we owned approximately 50.0% of the limited partner interest in the MLP.

In addition to our common shares, we have four outstanding classes of beneficial interests classified as preferred stock, which we refer to as preferred shares: (1) 8.05% Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Shares, (2) 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as our Series C Preferred Shares, (3) 7.55% Series D Cumulative Redeemable Preferred Stock, which we refer to as our Series D Preferred Shares, and (4) special voting preferred stock. Our common shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP”, “LXP pb”, “LXP pc” and “LXP pd”, respectively.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders.

As of December 31, 2007, we had ownership interests in approximately 280 consolidated real estate assets, located in 42 states and the Netherlands and containing an aggregate of approximately 45.5 million net rentable square feet of space, approximately 95.6% of which is subject to a lease.

We have diversified our portfolio by geographical location, tenant industry segment, lease term expiration and property type with the intention of providing steady internal growth with low volatility. We believe that this diversification should help insulate us from regional recession, industry specific downturns and price fluctuations by property type. For the year ended December 31, 2007, our ten largest tenants/guarantors, which occupied 47 of our properties, represented 25.0% of our trailing 12 month base rental revenue, including our proportionate share of base rental revenue from non-consolidated entities, properties held for sale and properties sold through the respective date of sale. As of December 31, 2006 and 2005, our ten largest tenants/guarantors represented 30.1% and 30.4% of our trailing 12 month base rental revenue, respectively, including our proportionate share of base rental revenue from non-consolidated entities, properties held for sale and properties sold through date of sale. In 2007, 2006 and 2005, no tenant/guarantor represented greater than 10% of our annual base rental revenue.

Objectives and Strategy

In June 2007, we announced a strategic restructuring plan. The plan, when and if completed, will restructure us into a company consisting primarily of:

•	A wholly-owned portfolio of core office assets;

•	A wholly-owned portfolio of core warehouse/distribution assets;

•	A continuing 50% interest in a co-investment program that invests in senior and subordinated debt interests secured by both net leased and multi-tenanted real estate collateral;

•	A minority interest in a co-investment program that invests in specialty single tenant real estate assets; and

•	Equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures or co-investment programs.

In connection with the strategic restructuring plan, we:

•	acquired all of the outstanding interests not otherwise owned by us in Triple Net Investment Company LLC, one of our co-investment programs, which resulted in us becoming the sole owner of the co-investment program’s 15 primarily single tenant net leased properties;

•	acquired all of the outstanding interests not otherwise owned by us in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of our co-investment programs, which resulted in us becoming the sole owner of the co-investment program’s 26 primarily single tenant net leased properties;

•	terminated Lexington/Lion Venture L.P., one of our co-investment programs, and were distributed seven primarily single tenant net leased properties owned by the co-investment program;

•	announced a disposition program, whereby we began marketing non-core assets for sale; and

•	formed a co-investment program, Net Lease Strategic Assets Fund LP, which we refer to as NLS, with a subsidiary of Inland American Real Estate Trust, Inc., which has acquired 30 assets previously owned by us and which, in addition, is under contract to acquire an additional 13 assets currently owned by us and may invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets.

We can provide no assurances that we will dispose of any remaining assets under our disposition program or complete the sale/contribution of the remaining 13 assets under contract for sale/contribution or acquire any additional assets through NLS.

As part of our ongoing business efforts, we expect to continue to (1) effect strategic transactions and portfolio and individual property acquisitions and dispositions; (2) explore new business lines and operating platforms; (3) expand existing properties; (4) execute new leases with tenants; (5) extend lease maturities in advance of expiration; and (6) refinance outstanding indebtedness when advisable. Additionally, we may continue to enter into joint ventures with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.

Acquisition Strategies

We seek to enhance our net lease property portfolio through acquisitions of “core” assets, which we believe are general purpose, efficient, well-located assets in growing markets. Prior to effecting any acquisitions, we analyze the (1) property’s design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (3) present and anticipated conditions in the local real estate market; and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. We also evaluate each potential tenant’s financial strength, growth prospects, competitive position within its respective industry and a property’s strategic location and function within a tenant’s operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.

Strategic Transactions with Other Real Estate Investment Companies.  We seek to capitalize on the unique investment experience of our executive management team as well as its network of relationships in the industry to achieve appropriate risk-adjusted yields through strategic transactions. Our strategic initiatives focus on the full spectrum of single-tenant investing through participation at various levels of the capital structure. Accordingly, we endeavor to pursue the acquisition of portfolios of assets, equity interests in companies with a significant number of single-tenant assets including through mergers and acquisitions activity, and participation in strategic partnerships and joint ventures.

Acquisitions of Portfolio and Individual Net Lease Properties.  We seek to acquire portfolio and individual properties from (1) creditworthy corporations and other entities in sale/leaseback transactions for properties that are integral to the sellers’/tenants’ ongoing operations; (2) developers of newly-constructed properties built to suit the needs of a corporate tenant generally after construction has been completed to avoid the risks associated with the construction phase of a project; (3) other real estate investment companies through strategic transactions; and (4) sellers of properties subject to an existing lease. We believe that our geographical diversification, acquisition experience and access to capital will allow us to compete effectively for the acquisition of such net leased properties.

Debt Investments.  Primarily through our 50% owned co-investment program Concord Debt Holdings LLC, which we refer to as Concord, we seek to acquire senior and subordinated debt interests secured by both net-leased and multi-tenanted real estate collateral. The MLP holds a 50.0% interest in this co-investment program. The MLP’s co-investment partner and holder of the other 50% interest in Concord is a subsidiary of Winthrop Realty Trust, which we refer to as Winthrop, a REIT listed on the NYSE. Our Executive Chairman and Director of Strategic Acquisitions, Michael L. Ashner, is the Chairman and Chief Executive Officer of Winthrop.

Competition

Through our predecessor entities we have been in the net lease business for over 30 years. Over this period, we have established a broad network of contacts, including major corporate tenants, developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include other REITs, pension funds, private companies and individuals.

Operating Partnership Structure

We are structured as an umbrella partnership REIT, or UPREIT, and a substantial portion of our business is conducted through our four operating partnership subsidiaries (1) the MLP; (2) Lepercq Corporate Income Fund L.P.; (3) Lepercq Corporate Income Fund II L.P.; and (4) Net 3 Acquisition L.P. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. The UPREIT structure enables us to acquire properties through our operating partnerships by issuing to a property owner, as a form of consideration in exchange for the property, OP units. The OP units are generally redeemable, after certain dates, for our common shares or cash in certain instances. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. As of December 31, 2007, there were approximately 39.8 million OP units outstanding, other than OP units held directly or indirectly by us.

Co-Investment Programs

Lexington Acquiport Company, LLC (“LAC”) and Lexington Acquiport Company II, LLC (“LAC II”).  Effective June 2007, we entered into purchase agreements with the Common Retirement Fund of the State of New York, our 66.67% partner in LAC and 75% partner in LAC II, and acquired the interests in LAC and LAC II we did not already own. Accordingly, we became the sole owner of the 26 primarily single tenant net leased real estate properties owned collectively by LAC and LAC II. We acquired the interest through a cash payment of approximately $277.4 million and the assumption of approximately $515.0 million in non-recourse mortgage debt. The debt assumed by us bears interest at stated rates ranging from 5.0% to 8.2% with a weighted — average stated rate of 6.2% and matures at various dates ranging from 2009 to 2021.

Lexington/Lion Venture L.P. (“LION”).  Effective June 2007, we and our 70% partner in LION agreed to terminate LION and distribute the 17 primarily net leased properties owned by LION. Accordingly, we were distributed seven of the properties, which were subject to non-recourse mortgage debt of approximately $112.5 million. The debt assumed by us bears interest at stated rates ranging from 4.8% to 6.2% with a weighted — average stated rate of 5.4% and matures at various dates ranging from 2012 to 2016. In addition, we paid approximately $6.6 million of additional consideration to our former partner in connection with the termination. In connection with this transaction, we recognized $8.5 million as an incentive fee in accordance with the LION partnership agreement and were allocated equity in earnings of $34.2 million related to our share of gains relating to the 10 properties transferred to the partner.

Triple Net Investment Company LLC (“TNI”).  Effective May 2007, we entered into a purchase agreement with the Utah State Retirement Investment Fund, our partner in TNI, and acquired the 70% of TNI we did not already own. Accordingly, we became the sole owner of the 15 primarily single tenant net leased real estate properties owned by TNI. We acquired the interest through a cash payment of approximately $82.6 million and the assumption of approximately $156.6 million in non-recourse mortgage debt. The debt assumed by us bears stated interest at rates ranging from 4.9% to 9.4% with a weighted-average stated rate of 5.9% and matures at various dates ranging from 2010 to 2021. In connection with this transaction, we recognized $2.1 million as an incentive fee in accordance with the TNI partnership agreement.

Concord Debt Holdings LLC (“Concord”).  We acquired a 50% interest in Concord in connection with the Merger. Our Executive Chairman and Director of Strategic Acquisitions is the Chairman and Chief Executive Officer of Winthrop, our 50% co-investment partner. Concord creates and manages portfolios of loan assets and debt securities. As of December 31, 2007 and 2006, we had $155.8 million and $93.1 million, respectively, as our investment in Concord. Our remaining capital commitment to Concord is $5.1 million as of December 31, 2007. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Off Balance Sheet Arrangements” for a complete description of Concord’s business, assets and liabilities.

Net Lease Strategic Assets Fund L.P. (“NLS”).  In August 2007, through the MLP, we entered into a limited partnership agreement with Inland American (Net Lease) Sub, LLC, which we refer to as Inland, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc. NLS was formed to invest in specialty single tenant net leased assets in the United States. In connection with the formation, we agreed to contribute/sell 53 single tenant net leased assets to NLS, which was later reduced to 43 assets, 30 of which were contributed/sold in December 2007 and 13 of which remain under contract. We can provide no assurance that the contribution/sale of the remaining 13 assets under contract will be consummated.

In December 2007, we sold 18 real estate assets (including a 40% interest in one) and contributed 12 real estate assets to NLS. The properties had an agreed upon value of $408.5 million and are subject to $186.3 million of non-recourse mortgage debt that have stated interest rates ranging from 5.2% to 8.5% with a weighted average stated rate of 5.9% and maturity dates ranging from 2009 to 2025. We recognized a gain on the sale of the real estate assets of $17.9 million, plus a $1.6 million gain which is reflected in the income statement in equity in earnings of non-consolidated entities relating to these sales.

The acquisitions of these 30 real estate assets by NLS was financed by (1) assuming the mortgage debt; (2) a common equity contribution by Inland and the MLP of $121.9 million and $21.5 million, respectively; and (3) a preferred equity contribution of $87.6 million by the MLP. The MLP’s equity contribution was made primarily through the contribution of the 12 real estate assets.

The MLP’s common and preferred equity positions are subordinated to Inland’s common equity position with respect to operating cash flows and in certain other situations.

In addition, to the initial capital contributions, the MLP and Inland may invest an additional $22.5 million and $127.5 million, respectively, in NLS to acquire additional specialty single-tenant net leased assets. Lexington Realty Advisors, which we refer to as LRA, has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, as defined; (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability under the applicable lease); and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by the NLS.

In addition, NLS is under contract to acquire an additional 13 properties from us, a reduction of 10 from the initial agreement in August 2007. The acquisition of each of the 13 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions. Accordingly, neither we nor NLS can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire 11 of the assets by March 31, 2008 and the remaining two by June 30, 2008, NLS will no longer have the right to acquire such assets.

Lex-Win Acquisition LLC (“Lex-Win”).  In May 2007, an entity in which we hold a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc., which we refer to as Wells, at a price per share of $9.30. The tender offer expired on July 20, 2007, at which time Lex-Win received tenders based on the letters of transmittal it received for approximately

4,800,000 shares representing approximately 1% of the outstanding shares in Wells. After submission of the letters to Wells, the actual number of shares acquired in Wells was approximately 3,900,000. During the third quarter of 2007, we funded $12.5 million relating to this tender offer. In the fourth quarter of 2007, we received a return of $1.9 million in cash relating to the reduction in shares tendered of approximately 900,000. WRT Realty, L.P., a subsidiary of Winthrop, also holds a 28% interest in Lex-Win. Our Executive Chairman and Director of Strategic Acquisitions is Chairman and Chief Executive Officer of Winthrop.

Other Investments.  As of December 31, 2007, we had interests ranging from 26% to 40% in 8 partnerships which own real estate assets. The real estate assets are encumbered by approximately $100.9 million (of which our proportionate share is approximately $33.0 million) in non-recourse mortgage debt with stated interest rates ranging from 5.2% to 15.0% with a weighted-average stated rate of 8.6% and maturity dates ranging from 2008 to 2018.

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

Extending Lease Maturities.  We seek to extend our leases in advance of their expiration in order to maintain a balanced lease rollover schedule and high occupancy levels. During 2007, we entered into 108 lease extensions and new leases.

Revenue Enhancing Property Expansions.  We undertake expansions of our properties based on tenant requirements or marketing opportunities. We believe that selective property expansions can provide us with attractive rates of return and actively seek such opportunities.

Property Sales.  Subject to regulatory requirements, we sell properties (1) when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and (2) in accordance with our strategic restructuring plan. During 2007, as part of our strategic restructuring plan, we sold 63 properties, including 10 held in LION, and 30 properties were sold/contributed to NLS.

Access to Capital and Refinancing Existing Indebtedness

During 2007, we completed an offering of 6.2 million Series D Preferred Shares, at $25 per share and an annual dividend rate of 7.55%, raising net proceeds of $149.8 million.

During 2007, we, through a wholly-owned subsidiary, issued $200.0 million in Trust Preferred Securities. These Trust Preferred Securities, which (1) are classified as debt and referred to in this Annual Report as Trust Preferred Notes; (2) are due in 2037; (3) are redeemable by us commencing April 2012; and (4) bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity.

We obtained a $225.0 million secured term loan from KeyBank N.A. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants which we were in compliance with as of December 31, 2007. The proceeds of the secured term loan were used to purchase the interests in our former co-investment programs. As of December 31, 2007, $213.6 million was outstanding under this secured term loan.

During 2007, we obtained $247.0 million in non-recourse mortgage financings which have a fixed weighted average interest rate of 6.1%. The proceeds of the financings were used to partially fund acquisitions.

During 2007, the MLP issued $450.0 million in 5.45% guaranteed exchangeable notes due in 2027, which we refer to as the MLP Notes, and can be put by the holder every five years commencing 2012 and upon certain events. The MLP Notes are currently exchangeable at certain times by the holders into our common shares at a price of $21.99 per share; however, the principal balance must be satisfied in cash. The net proceeds of the issuance of the

MLP Notes were used to repay indebtedness under the MLP’s former secured loan which bore interest at the election of the MLP at a rate equal to either (1) LIBOR plus 175 basis points or (2) the prime rate.

On December 31, 2006, we completed the Merger and issued approximately 16.0 million common shares valued at $332.1 million and assumed $2.0 billion in liabilities and minority interests.

During 2006, we including through non-consolidated entities, in addition to the Merger, obtained $215.3 million in non-recourse mortgage financings which had a fixed weighted average interest rate of 6.0%. The proceeds of the financings were used to partially fund acquisitions.

During 2005, we replaced our $100.0 million unsecured revolving credit facility with a new $200.0 million unsecured revolving credit facility, which bears interest at a rate of LIBOR plus 120-170 basis points depending on our leverage (as defined in the credit facility) and matures in June 2008. The credit facility contains customary financial covenants, including restrictions on the level of indebtedness, amount of variable rate debt to be borrowed and net worth maintenance provisions. As of December 31, 2007, (1) we were in compliance with all covenants; (2) no borrowings were outstanding; (3) $198.5 million was available to be borrowed; and (4) $1.5 million in letters of credit were outstanding under the credit facility.

Common Share Repurchases.  In March 2007, our Board of Trustees approved the repurchase of up to 10.0 million common shares/OP units under a share repurchase program. During 2007, approximately 9.8 million common shares/OP units were repurchased under this program at an average cost of $19.83 per share/unit, in the open market and through private transactions with our employees and OP unitholders. In December 2007, the authorization was increased by 5.0 million common share/ OP units. As of December 31, 2007, 5.8 million common shares/OP units remain eligible for repurchase under the authorization.

Advisory Contracts

In 2001, LRA entered into an advisory and asset management agreement to invest and manage an equity commitment of up to $50.0 million on behalf of a private third party investment fund. The investment fund could, depending on leverage utilized, acquire up to $140.0 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and an incentive fee of 16% of the return in excess of an internal rate of return of 10% earned by the investment fund. During 2007, the investment fund sold a property and LRA recognized an incentive fee of $1.1 million (in addition $0.4 million was held back by the investment fund pursuant to the agreement). The investment fund made no purchases in 2007 or 2006.

The MLP entered into an agreement with a third party pursuant to which the MLP will pay the third party for properties acquired by the MLP and identified by the third party (1) 1.5% of the gross purchase price and (2) 25% of the net proceeds and net cash flow (as defined) after the MLP receives all its invested capital plus a 12% internal rate of return. As of December 31, 2007, only one property has been acquired subject to these terms.

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

From time to time, in connection with the conduct of our business and generally upon acquisition of a property, we authorize the preparation of Phase I and, when necessary, Phase II environmental reports with respect to our properties. Based upon such environmental reports and our ongoing review of our properties, as of the date of this

Annual Report, we are not aware of any environmental condition with respect to any of our properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and/or results of operations.

Employees.  As of December 31, 2007, we had 65 full-time employees.

Industry Segments.  We operate in primarily one industry segment, investment in net leased real estate assets.

Web Site.  Our Internet address is www.lxp.com and the investor relations section of our web site is located at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=103128. We make available, free of charge, on or through the investor relations section of our web site or by contacting our Investor Relations Department, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, which we refer to as the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our trustees, officers and employees, and our Complaint Procedures Regarding Accounting and Auditing Matters. Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.

Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, telephone: 212-692-7200, e-mail: ir@lxp.com.

Principal Executive Offices.  Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200. We also maintain regional offices in Chicago, Illinois, and Dallas, Texas.

NYSE CEO Certification.  Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in June 2007.

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

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues. As of December 31, 2007, our 10 largest tenants/guarantors, which occupied 47 properties, represented approximately 25.0% of our base rental revenue for the year ended December 31, 2007, including our proportionate share of base rental revenue from non-consolidated entities and base rental revenue recognized from properties sold through the respective date of sale. The default, financial distress or bankruptcy of any of the tenants of these properties could cause interruptions in the receipt of lease revenues from these tenants and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate or without incurring additional expenditures in connection with the re-leasing.

We could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

We have incurred, and expect to continue to incur, indebtedness in furtherance of our activities. Neither our amended and restated declaration of trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

Market interest rates could have an adverse effect on our borrowing costs and profitability and can adversely affect our share price.

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our net income. As of December 31, 2007, we had outstanding $213.6 million in consolidated variable-rate indebtedness. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and net income. In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates. We currently have an agreement with a third party for a notional amount of $290.0 million which caps our interest rate at 6.0%.

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

Recent disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The United States credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy generally.

We face risks associated with refinancings.

A significant number of our properties, as well as corporate level borrowings, are subject to mortgage or other secured notes with balloon payments due at maturity. As of December 31, 2007, the consolidated scheduled balloon payments for the next five calendar years, are as follows:

Year	Balloon Payments

2008	$31.8 million
2009	$282.4 million
2010	$118.2 million
2011	$140.6 million
2012	$633.8 million

Our ability to make the scheduled balloon payments will depend upon our cash balances, the amount available under our credit facility and our ability either to refinance the related mortgage debt or to sell the related property.

As of December 31, 2007, the scheduled balloon payments for our non-consolidated entities for the next five calendar years are as follows:

Balloon Payments - our
Proportionate
Year	Balloon Payments		Share

2008	$ 87	.8 million	$ 43	.9 million
2009	$357	.7 million	$176	.3 million
2010	$ —		$ —
2011	$ 2	.1 million	$ 1	.0 million
2012	$ 81	.8 million	$ 40	.3 million

Our ability to accomplish these goals will be affected by various factors existing at the relevant time, such as the state of the national and regional economies, local real estate conditions, the state of the capital markets, available mortgage rates, the lease terms or market rates of the mortgaged properties, our equity in the mortgaged properties, our financial condition, the operating history of the mortgaged properties and tax laws. If we are unable to obtain sufficient financing to fund the scheduled balloon payments or to sell the related property at a price that generates sufficient proceeds to pay the scheduled balloon payments, we would lose our entire investment in the related property.

We face uncertainties relating to lease renewals and re-letting of space.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms or market rates. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our net income and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in rent receipts and increase in our property operating costs. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

Certain of our properties are cross-collateralized.

As of December 31, 2007, the mortgages on three sets of two properties, one set of four properties and one set of three properties are cross-collateralized. In addition, the MLP’s $225.0 million loan (of which $213.6 million is outstanding at December 31, 2007) is secured by a borrowing base of 41 properties. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information, and the trading price of our shares could drop significantly.

We may have limited control over our co-investment programs and joint venture investments.

Our co-investment programs and joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of co-investment programs and joint venture investments include impasse on decisions, such as a sale, because neither we nor our partner have full control over the co-investment programs or joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in co-investment programs and joint ventures.

One of co-investment programs, Concord, is owned equally by the MLP and a subsidiary of Winthrop. This co-investment program, is managed by an investment committee which consists of seven members, three members appointed by each of the MLP and Winthrop (with one appointee from each of the MLP and Winthrop qualifying as “independent”) and the seventh member appointed by FUR Holdings LLC, the administrative manager of Concord and primary owner of the former external advisor of the MLP and the current external advisor of Winthrop. Each investment in excess of $20.0 million to be made by this joint venture, as well as additional material matters, requires the consent of the investment committee appointed by the MLP and Winthrop. Accordingly, Concord may not take certain actions or invest in certain assets even if the MLP believes it to be in its best interest. Michael L. Ashner, our Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of Winthrop, the managing member of FUR Holdings LLC and the seventh member of Concord’s investment committee.

Another co-investment program, NLS, is managed by an Executive Committee comprised of three persons appointed by us and two persons appointed by our partner. With few exceptions, the vote of four members of the Executive Committee is required to conduct business. Accordingly, we do not control the business decisions of this co-investment.

Investments by our co-investment programs may conflict with our ability to make attractive investments.

Under the terms of the limited partnership agreement governing NLS, we are required to first offer to NLS all opportunities to acquire real estate assets which, among other criteria, are specialty in nature and net leased. Only if NLS elects not to approve the acquisition opportunity or the applicable exclusivity conditions have expired, may we pursue the opportunity directly. As a result, we may not be able to make attractive acquisitions directly and may only receive an interest in such acquisitions through our interest in NLS.

Certain of our trustees and officers may face conflicts of interest with respect to sales and refinancings.

Michael L. Ashner, E. Robert Roskind and Richard J. Rouse, our Executive Chairman and Director of Strategic Acquisitions, Co-Vice Chairman, and Co-Vice Chairman and Chief Investment Officer, respectively, each own limited partnership interests in certain of our operating partnerships, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell certain properties or reduce mortgage indebtedness on certain properties. Those individuals may, therefore, have different objectives than our other shareholders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt.

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

We believe that we have met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. No assurance can be given that we have qualified or will remain qualified as a REIT. The Code provisions and income tax regulations applicable to REITs are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If we do not qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available for distribution to our shareholders would be significantly reduced for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.

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

Severance payments under employment agreements.  Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control. We have entered into employment agreements with five of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), four of those executive officers would be entitled to severance benefits based on their current annual base salaries, recent annual cash bonuses and the average of the value of the two most recent long-term incentive awards and one of those executive would be entitled to severance benefits based on his current annual base salary and recent annual cash bonus, as defined in the employment agreements. Accordingly, these payments may discourage a third party from acquiring us.

Limitation due to our ability to issue preferred shares.  Our amended and restated declaration of trust authorizes our Board of Trustees to issue preferred shares, without shareholder approval. The Board of Trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders’ best interests. As of the date of this Annual Report, we had outstanding 3,160,000 Series B Preferred Shares that we issued in June 2003, 3,100,000 Series C Preferred Shares that we issued in December 2004 and January 2005, 6,200,000 Series D Preferred Shares that we issued in February 2007, and one share of our special voting preferred stock that we issued in December 2006 in connection with the Merger. Our Series B, Series C and Series D Preferred Shares include provisions that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future series of preferred shares could make a change of control of us more difficult.

Limitation imposed by the Maryland Business Combination Act.  The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which he otherwise would have been an interested shareholder. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders’ best interests. In connection with our merger with Newkirk, Vornado Realty Trust, which we refer to as Vornado, and Apollo Real Estate Investment Fund III, L.P., which we refer to as Apollo, were granted a limited exemption from the definition of “interested shareholder.”

Maryland Control Share Acquisition Act.  Maryland law provides that “control shares” of a Maryland REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the vote entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquiror, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders’ meeting, then subject to certain conditions and limitations the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders’ meeting and the acquiror becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. Our amended and restated by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.

Limits on ownership of our capital shares may have the effect of delaying, deferring or preventing someone from taking control of us.

For us to qualify as a REIT for federal income tax purposes, among other requirements, not more than 50% of the value of our outstanding capital shares may be owned, directly or indirectly, by five or fewer individuals (as defined for federal income tax purposes to include certain entities) during the last half of each taxable year, and these capital shares must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months or during a proportionate part of a shorter taxable year (in each case, other than the first such year for which a REIT election is made). Our amended and restated declaration of trust includes certain restrictions regarding transfers of our capital shares and ownership limits.

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

At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a shareholder. REIT dividends generally are not eligible for the reduced rates currently applicable to certain corporate dividends (unless attributable to dividends from taxable REIT subsidiaries and otherwise eligible for such rates). As a result, investment in non-REIT corporations may be relatively more attractive than investment in REITs. This could adversely affect the market price of our shares.

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

The intended benefits of the Merger may not be realized.

The Merger presented and continues to present challenges to management, including the integration of our operations and properties with those of Newkirk. The Merger also poses other risks commonly associated with similar transactions, including unanticipated liabilities, unexpected costs and the diversion of management’s attention to the integration of the operations of the two entities. Any difficulties that we encounter in the transition and integration processes, and any level of integration that is not successfully achieved, could have an adverse effect on our revenues, level of expenses and operating results. We may also experience operational interruptions or the loss of key employees, tenants and customers. As a result, notwithstanding our expectations, we may not realize any of the anticipated benefits or cost savings of the Merger.

We may not be able to successfully implement and complete the strategic restructuring plan.

We can provide no assurance that we will be able to implement and complete the strategic restructuring plan as disclosed in our Current Report on Form 8-K filed with the SEC on June 7, 2007. As a result, we may not realize any of the anticipated benefits of the strategic restructuring plan. We may also incur significant expenses and experience operational interruptions while implementing the strategic restructuring plan.

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

As of December 31, 2007, Michael L. Ashner, our Executive Chairman and Director of Strategic Acquisitions, and Winthrop collectively owned 3.8 million of our outstanding common shares and Mr. Ashner, Vornado and Apollo, collectively owned 27.7 million voting MLP units which are redeemable by the holder thereof for, at our election, cash or our common shares. Accordingly, on a fully-diluted basis, Mr. Ashner, Apollo, Vornado and Winthrop collectively held a 31.2% ownership interest in us, as of December 31, 2007. As holders of voting MLP units, Mr. Ashner, Vornado and Apollo, as well as other holders of voting MLP units, have the right to direct the voting of our special voting preferred stock. Holders of interests in our other operating partnerships do not have voting rights. In addition, Mr. Ashner controls NKT Advisors, LLC, which holds the one share of our special voting preferred stock pursuant to a voting trustee agreement. To the extent that an affiliate of Vornado is a member of our Board of Trustees, NKT Advisors, LLC has the right to direct the vote of the voting MLP units held by Vornado with respect to the election of members of our Board of Trustees. Clifford Broser, a member of our Board of Trustees, is a Senior Vice President of Vornado.

E. Robert Roskind, our Co-Vice Chairman, owned, as of December 31, 2007, 0.9 million of our common shares and 1.5 million units of limited partner interest in our other operating partnerships, which are redeemable for our common shares on a one for one basis, or with respect to a portion of the units, at our election, cash. On a fully diluted basis, Mr. Roskind held a 2.4% ownership interest in us as of December 31, 2007.

Securities eligible for future sale may have adverse effects on our share price.

An aggregate of approximately 39.7 million of our common shares are issuable upon the exchange of units of limited partnership interests in our operating partnership subsidiaries. Depending upon the number of such securities exchanged or exercised at one time, an exchange or exercise of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

We are dependent upon our key personnel and the terms of Mr. Ashner’s employment agreement affects our ability to make certain investments.

We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on our executive officers for business direction. We have entered into employment agreements with certain employees, including Michael L. Ashner, our Executive Chairman and our Director of Strategic Acquisitions, E. Robert Roskind, our Co-Vice-Chairman, Richard J. Rouse, our Co-Vice Chairman and Chief Investment Officer, T. Wilson Eglin, our Chief Executive Officer, President and Chief Operating Officer, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer. Pursuant to Mr. Ashner’s employment agreement, Mr. Ashner may voluntarily terminate his employment with us and become entitled to receive a substantial severance payment if we acquire or make an investment in a non-net lease business opportunity during the term of Mr. Ashner’s employment. This provision in Mr. Ashner’s agreement may cause us not to avail ourselves of those other business opportunities due to the potential consequences of acquiring such non-net lease business opportunities.

Our inability to retain the services of any of our key personnel or our loss of any of their services could adversely impact our operations. We do not have key man life insurance coverage on our executive officers.

Risks Specific to Our Investment in Concord

In addition to the risks described above, our investment in Concord is subject to the following additional risks:

Concord invests in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. Concord may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

Concord invests in a variety of subordinate loan securities, and sometimes holds a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower since the underlying loans are generally non-recourse in nature. In the event of default and the exhaustion of any equity support, reserve funds, letters of credit and any classes of securities junior to those in which Concord invests, Concord will not be able to recover all of its investment in the securities purchased.

Expenses of enforcing the underlying mortgage loans (including litigation expenses), expenses of protecting the properties securing the mortgage loans and the liens on the mortgaged properties, and, if such expenses are advanced by the servicer of the mortgage loans, interest on such advances will also be allocated to such “first loss” securities prior to allocation to more senior classes of securities issued in the securitization. Prior to the reduction of distributions to more senior securities, distributions to the “ first loss” securities may also be reduced by payment of compensation to any servicer engaged to enforce a defaulted mortgage loan. Such expenses and servicing compensation may be substantial and consequently, in the event of a default or loss on one or more mortgage loans contained in a securitization, Concord may not recover its investment.

Concord’s warehouse facilities and its CDO financing agreements may limit its ability to make investments.

In order for Concord to borrow money to make investments under its repurchase facilities, its repurchase counterparty has the right to review the potential investment for which Concord is seeking financing. Concord may be unable to obtain the consent of its repurchase counterparty to make certain investments. Concord may be unable to obtain alternate financing for that investment. Concord’s repurchase counterparty consent rights with respect to its warehouse facility may limit Concord’s ability to execute its business strategy.

The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.

If the market value of the loan assets and loan securities pledged or sold by Concord to a repurchase counterparty decline in value, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required by the repurchase counterparty to provide additional collateral or pay down a portion of the funds advanced. Concord may not have the funds available to pay down its debt, which could result in defaults. Posting additional collateral to support its repurchase facilities will reduce Concord’s liquidity and limit its ability to leverage its assets. Because Concord’s obligations under its repurchase facilities are recourse to Concord, if Concord does not have sufficient liquidity to meet such requirements, it would likely result in a rapid deterioration of Concord’s financial condition and solvency.

Concord’s future investment grade CDOs, if any, will be collateralized with loan assets and debt securities that are similar to those collateralizing its existing investment grade CDO, and any adverse market trends are likely to adversely affect the issuance of future CDOs as well as Concord’s CDOs in general.

Concord’s existing investment grade CDO is collateralized by fixed and floating rate loan assets and debt securities, and we expect that future issuances, if any, will be backed by similar loan assets and debt securities. Any adverse market trends that affect the value of these types of loan assets and debt securities will adversely affect the value of Concord’s interests in the CDOs and, accordingly, our interest in Concord. Such trends could include declines in real estate values in certain geographic markets or sectors, underperformance of loan assets and debt securities, or changes in federal income tax laws that could affect the performance of debt issued by REITs.

Credit ratings assigned to Concord’s investments are subject to ongoing evaluations and we cannot assure you that the ratings currently assigned to Concord’s investments will not be downgraded.

Some of Concord’s investments are rated by Moody’s Investors Service, Fitch Ratings or Standard & Poor’s, Inc. The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. If rating agencies assign a lower-than-expected rating or reduce, or indicate that they may reduce, their ratings of Concord’s investments the market value of those investments could significantly decline, which may have an adverse affect on Concord’s financial condition.

The use of CDO financings with coverage tests may have a negative impact on Concord’s operating results and cash flows.

Concord’s current CDO contains, and it is likely that future CDOs, if any, will contain coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal of and interest on the subordinate classes of bonds in the CDO. In the event the coverage tests are not met, distributions otherwise payable to Concord may be re-directed to pay principal on the bond classes senior to Concord’s. Therefore, Concord’s failure to satisfy the coverage tests could adversely affect Concord’s operating results and cash flows.

Certain coverage tests which may be applicable to Concord’s interest in its CDOs (based on delinquency levels or other criteria) may also restrict Concord’s ability to receive net income from assets pledged to secure the CDOs. If Concord’s assets fail to perform as anticipated, Concord’s over-collateralization or other credit enhancement expenses associated with its CDO will increase. There can be no assurance of completing negotiations with the rating agencies or other key transaction parties on any future CDOs, as to what will be the actual terms of the delinquency tests, over-collateralization, cash flow release mechanisms or other significant factors regarding the calculation of net income to Concord. Failure to obtain favorable terms with regard to these matters may materially reduce net income to Concord.

If credit spreads widen, the value of Concord’s assets may suffer.

The value of Concord’s loan securities is dependent upon the yield demand on these loan securities by the market based on the underlying credit. A large supply of these loan securities combined with reduced demand will generally cause the market to require a higher yield on these loan securities, resulting in a higher, or “wider’, spread over the benchmark rate of such loan securities. Under such conditions, the value of loan securities in Concord’s portfolio would tend to decline. Such changes in the market value of Concord’s portfolio may adversely affect its net equity through their impact on unrealized gains or losses on available-for-sale loan securities, and therefore Concord’s cash flow, since Concord would be unable to realize gains through sale of such loan securities. Also, they could adversely affect Concord’s ability to borrow and access capital.

The value of Concord’s investments in mortgage loans, mezzanine loans and participation interests in mortgage and mezzanine loans is also subject to changes in credit spreads. The majority of the loans Concord invests in are floating rate loans whose value is based on a market credit spread to LIBOR. The value of the loans is dependent upon the yield demanded by the market based on their credit. The value of Concord’s portfolio would tend to decline should the market require a higher yield on such loans, resulting in the use of a higher spread over the benchmark rate. Any credit or spread losses incurred with respect to Concord’s loan portfolio would affect Concord in the same way as similar losses on Concord’s loan securities portfolio as described above.

Concord prices its assets based on its assumptions about future credit spreads for financing of those assets. Concord has obtained, and may obtain in the future, longer term financing for its assets using structured financing techniques such as CDOs. Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR. If the spread that investors are paying on structured finance vehicles over the benchmark widens and the rates Concord charges on its securitized assets are not increased accordingly, this may reduce Concord’s income or cause losses.

Prepayments can increase, adversely affecting yields on Concord’s investments.

The value of Concord’s assets may be affected by an increase in the rate of prepayments on the loans underlying its loan assets and loan securities. The rate of prepayment on loans is influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond Concord’s control and consequently such prepayment rates cannot be predicted with certainty. In periods of declining real estate loan interest rates, prepayments of real estate loans generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the loans that were prepaid. Under certain interest rate and prepayment scenarios Concord may fail to recoup fully its cost of acquisition of certain investment.

Concord may not be able to issue CDO securities, which may require Concord to seek more costly financing for its real estate loan assets or to liquidate assets.

Concord has and may continue to seek to finance its loan assets on a long-term basis through the issuance of CDOs. Prior to any new investment grade CDO issuance, there is a period during which real estate loan assets are identified and acquired for inclusion in a CDO, known as the repurchase facility accumulation period. During this period, Concord authorizes the acquisition of loan assets and debt securities under one or more repurchase facilities from repurchase counterparties. The repurchase counterparties then purchase the loan assets and debt securities and hold them for later repurchase by Concord. Concord contributes cash and other collateral to be held in escrow by the repurchase counterparty to back Concord’s commitment to purchase equity in the CDO, and to cover its share of losses should loan assets or debt securities need to be liquidated. As a result, Concord is subject to the risk that it will not be able to acquire, during the period that its warehouse facilities are available, a sufficient amount of loan assets and debt securities to support the execution of an investment grade CDO issuance. In addition, conditions in the capital markets may make it difficult, if not impossible, for Concord to pursue a CDO when it does have a sufficient pool of collateral. If Concord is unable to issue a CDO to finance these assets or if doing so is not economical, Concord may be required to seek other forms of potentially less attractive financing or to liquidate the assets at a price that could result in a loss of all or a portion of the cash and other collateral backing its purchase commitment.

The recent capital market crisis has made financings through CDOs difficult.

The recent events in the subprime mortgage market have impacted Concord’s ability to consummate a second CDO. Although Concord holds only one bond of $11.5 million which has minimal exposure to subprime residential mortgages, conditions in the financial capital markets have made issuances of CDOs at this time less attractive to investors. As of December 31, 2007, Concord has recorded an other- than — temporary impairment charge relating to this asset of $4.9 million. If Concord is unable to issue future CDOs to finance its assets, Concord will be required to hold its loan assets under its existing warehouse facilities longer than originally anticipated or seek other forms of potentially less attractive financing. The inability to issue future CDOs at accretive rates will have a negative impact on Concord’s cash flow and anticipated return.

The lack of a CDO market may require us to make a larger equity investment in Concord.

As of December 31, 2007, we had committed to invest up to $162.5 million in Concord, of which $5.1 million remains to be invested. In view of the difficulties in the CDO market, we may continue to invest additional amounts in Concord only upon approval of our Board of Trustees.

Concord may not be able to access financing sources on favorable terms, or at all, which could adversely affect its ability to execute its business plan and its ability to make distributions.

Concord finances its assets through a variety of means, including repurchase agreements, credit facilities, CDOs and other structured financings. Concord may also seek to finance its investments through the issuance of common or preferred equity interests. Concord’s ability to execute this strategy depends on various conditions in the capital markets, which are beyond its control. If these markets are not an efficient source of long-term financing for Concord’s assets, Concord will have to find alternative forms of long-term financing for its assets. This could subject Concord to more expensive debt and financing arrangements which would require a larger portion of its cash flows, thereby reducing cash available for distribution to its members and funds available for operations as well as for future business opportunities.

Concord may make investments in assets with lower credit quality, which will increase our risk of losses.

Concord may invest in unrated loan securities or participate in unrated or distressed mortgage loans. The anticipation of an economic downturn, for example, could cause a decline in the price of lower credit quality investments and securities because the ability of obligors of mortgages, including mortgages underlying mortgage-backed securities, to make principal and interest payments may be impaired. If this were to occur, existing credit support in the warehouse structure may be insufficient to protect Concord against loss of its principal on these investments and securities.

Item 1B.	Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.	Properties

Real Estate Portfolio

General.  As of December 31, 2007, we owned or had interests in approximately 45.5 million square feet of rentable space in approximately 280 consolidated office, industrial and retail properties. As of December 31, 2007, our properties were 95.6% leased based upon net rentable square feet.

Our properties are generally subject to net leases; however, in certain leases we are responsible for roof and structural repairs. In such situations, we perform annual inspections of the properties. In addition, certain of our properties (including those held through non-consolidated entities) are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. We are responsible for all operating expenses of any vacant properties and we may be responsible for a significant amount of operating expenses of multi-tenant properties.

Ground Leases.  Certain of our properties are subject to long-term ground leases where a third party owns and leases the underlying land to us. Certain of these properties are economically owned through the holding of industrial revenue bonds and as such neither ground lease payments nor bond interest payments are made or received, respectively. For certain of the properties held under a ground lease, we have a purchase option. At the end of these long-term ground leases, unless extended or the purchase option exercised, the land together with all improvements thereon reverts to the landowner. In addition, we have one property in which a portion of the land, on which a portion of the parking lot is located, is subject to a ground lease. At expiration of the ground lease, only that portion of the parking lot reverts to the landowner.

Leverage.  As of December 31, 2007, we had outstanding mortgages and notes payable, including mortgages classified as discontinued operations, of $3.0 billion with a weighted average interest rate of 5.9%.

Table Regarding Real Estate Holdings

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

			Primary	Net
			Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Leases Expiration	Leased

12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2010	100%
19019 N. 59th Ave	Glendale	AZ	Honeywell, Inc.	252,300	7/15/2011	100%
2211 S. 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	11/14/2012	100%
13430 N. Black Canyon Freeway	Phoenix	AZ	Bull HN Information Systems, Inc.	138,940	10/31/2010	80%
8555 S. River Pwy	Tempe	AZ	ASM Lithography, Inc. (ASM Lithography Holding N.V.)	95,133	6/30/2013	100%
2005 E. Technology Circle	Tempe	AZ	(i) Structure, LLC (Infocrossing, Inc.)	60,000	12/31/2025	100%
275 S. Valencia Ave	Brea	CA	Bank of America NT & SA	637,503	6/30/2012	100%
2230 E. Imperial Hwy. 1	El Segundo	CA	Raytheon Company/Direct TV, Inc.	184,636	12/31/2013	100%
2200 & 2222 E. Imperial Hwy. 3	El Segundo	CA	Raytheon Company	184,636	12/31/2018	100%
2200 & 2222 E. Imperial Hwy. 2	El Segundo	CA	Raytheon Company	959,000	12/31/2008	100%
17770 Cartwright Rd	Irvine	CA	Associates First Capital Corporation	136,180	8/31/2008	100%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2012	100%
1500 Hughes Way	Long Beach	CA	Raytheon Company	490,054	12/31/2008	100%
27016 Media Center Dr.	Los Angeles	CA	Playboy Enterprises, Inc.	83,252	11/7/2012	100%
5724 W. Las Positas Blvd.	Pleasanton	CA	NK Leasehold	40,914	11/30/2009	100%
255 California St.	San Francisco	CA	Multi-tenanted	169,846	Various	92%
599 Ygnacio Valley Rd	Walnut Creek	CA	Vacant	54,528	None	0%
5550 Tech Center Dr.	Colorado Springs	CO	Federal Express Corporation	61,690	4/30/2009	100%
1110 Bayfield Dr.	Colorado Springs	CO	Honeywell International, Inc.	166,575	11/30/2013	100%
9201 E. Dry Creek Rd	Centennial	CO	The Shaw Group, Inc.	128,500	9/30/2017	100%
3940 S. Teller St.	Lakewood	CO	Travelers Express, Inc	68,165	3/31/2012	100%
10 John St.	Clinton	CT	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	41,188	12/19/2008	100%
200 Executive Blvd. S	Southington	CT	Hartford Fire Insurance Company	153,364	12/31/2012	100%
100 Barnes Rd	Wallingford	CT	3M Company	44,400	12/31/2010	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Océ Printing Systems USA, Inc. (Oce-USA Holding, Inc.)	136,789	2/14/2020	100%
12600 Gateway Blvd.	Fort Meyers	FL	Gartner, Inc.	62,400	1/31/2013	100%
600 Business Center Dr.	Lake Mary	FL	JP Morgan Chase Bank	125,155	9/30/2009	100%
550 Business Center Dr.	Lake Mary	FL	JP Morgan Chase Bank	125,920	9/30/2009	100%
6277 Sea Harbor Dr.	Orlando	FL	Harcourt Brace & Company (Reed Elsevier, Inc.)	355,840	3/31/2009	100%
Sandlake Rd./Kirkman Rd	Orlando	FL	Honeywell, Inc.	184,000	4/30/2013	100%
9200 S. Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2013	100%
4200 RCA Blvd.	Palm Beach Gardens	FL	The Wackenhut Corporation	114,518	2/28/2011	100%
10419 N. 30th St.	Tampa	FL	Time Customer Service, Inc. (Time, Inc.)	132,981	6/30/2020	100%

			Primary	Net
			Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Leases Expiration	Leased

6303 Barfield Rd	Atlanta	GA	International Business Machines Corporation (Internet Security Systems, Inc.)	238,600	5/31/2013	100%
859 Mount Vernon Hwy	Atlanta	GA	International Business Machines Corporation (Internet Security Systems, Inc.)	50,400	5/31/2013	100%
4000 Johns Creek Pwy	Suwanee	GA	Kraft Foods N.A., Inc.	87,219	1/31/2012	100%
160 Clairemont Ave	Decatur	GA	Multi-tenanted	121,686	12/31/2007	24%
King St.	Honolulu	HI	Multi-tenanted	236,545	Various	93%
1275 N.W. 128th St.	Clive	IA	Principal Life Insurance Company	61,180	1/31/2012	100%
101 E. Erie St.	Chicago	IL	FCB Worldwide, Inc. (Interpublic Group of Companies, Inc.)	227,569	3/15/2014	100%
850 & 950 Warrenville Rd	Lisle	IL	National Louis University	99,329	12/31/2019	100%
500 Jackson St.	Columbus	IN	Cummins Engine Company, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Bank One Indiana, N.A.	193,000	10/31/2009	100%
5757 Decatur Blvd.	Indianapolis	IN	Allstate Insurance Company	89,956	8/31/2012	100%
10475 Crosspoint Blvd.	Fishers	IN	John Wiley & Sons, Inc.	141,047	10/31/2019	100%
2300 Litton Lane	Hebron	KY	AGC Automotive Americas Company (AFG Industries, Inc.)	80,441	8/31/2012	58%
5200 Metcalf Ave	Overland Park	KS	Employers Reinsurance Corporation	291,168	12/22/2018	100%
4455 American Way	Baton Rouge	LA	Bell South Mobility, Inc.	70,100	10/31/2012	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Association	52,337	5/31/2012	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	7/1/2015	100%
70 Mechanic St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	251,914	6/30/2014	100%
100 Light St.	Baltimore	MD	St. Paul Fire and Marine Insurance Company	530,000	9/30/2009	100%
27404 Drake Rd	Farmington Hills	MI	Vacant	108,499	None	0%
3701 Corporate Dr.	Farmington Hills	MI	Temic Automotive of North America, Inc.	119,829	12/31/2016	100%
26555 Northwestern Hwy	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
3165 McKelvey Rd	Bridgeton	MO	BJC Health System	52,994	3/31/2013	100%
9201 Stateline Rd	Kansas City	MO	Employers Reinsurance Corporation	155,925	4/1/2019	100%
200 Lucent Lane	Cary	NC	Lucent Technologies, Inc.	124,944	9/30/2011	100%
11707 Miracle Hills Dr.	Omaha	NE	(i) Structure, LLC (Infocrossing, Inc.)	85,200	11/30/2025	100%
700 US Hwy. Route 202-206	Bridgewater	NJ	Biovail Pharmaceuticals, Inc. (Biovail Corporation)	115,558	10/31/2014	100%
200 Milik St.	Carteret	NJ	Pathmark Stores, Inc.	149,100	12/31/2011	100%
288 N. BRd. St.	Elizabeth	NJ	Bank of America	30,000	8/31/2013	100%
389 & 399 Interpace Hwy	Parsippany	NJ	Sanofi-aventis U.S., Inc. (Aventis, Inc. & Aventis Pharma Holding GmbH)	340,240	1/31/2010	100%
656 Plainsboro Rd	Plainsboro	NJ	Bank of America	4,060	8/31/2013	100%
333 Mount Hope Ave	Rockaway	NJ	BASF Corporation	95,500	9/30/2014	100%

			Primary	Net
			Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Leases Expiration	Leased

1415 Wyckoff Rd	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd	Whippany	NJ	CAE SimuFlite, Inc.	76,383	11/30/2021	100%
6226 W. Sahara Ave	Las Vegas	NV	Nevada Power Company	282,000	1/31/2014	100%
180 S. Clinton St.	Rochester	NY	Frontier Corporation	226,000	12/31/2014	100%
5550 Britton Pwy	Hilliard	OH	BMW Financial Services NA, LLC	220,966	2/28/2021	100%
2000 Eastman Dr.	Milford	OH	Siemens Product Lifestyle Management Software, Inc.	221,215	4/30/2011	100%
500 Olde Worthington Rd	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%
4848 129th E. Ave	Tulsa	OK	Metris Direct, Inc. (Metris Companies, Inc.)	101,100	1/31/2010	100%
180 Rittenhouse Circle	Bristol	PA	Jones Apparel Group, Inc.	96,000	7/31/2013	100%
250 Rittenhouse Circle	Bristol	PA	Jones Apparel Group, Inc.	255,019	3/25/2008	100%
275 Technology Dr.	Canonsburg	PA	ANSYS, Inc.	107,872	12/31/2014	100%
2550 Interstate Dr.	Harrisburg	PA	New Cingular Wireless PCS, LLC	81,859	12/13/2013	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius, LLC	307,775	1/31/2014	100%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
2210 Enterprise Dr.	Florence	SC	Washington Mutual Home Loans, Inc.	177,747	6/30/2013	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Home Mortgage, Inc.	169,083	1/30/2013	100%
2480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2014	100%
Nijborg 15	3927 DA Renswoude	The Netherlands	AS Watson (Health & Beauty Continental Europe)	17,610	12/20/2011	100%
Nijborg 17	3927 DA Renswoude	The Netherlands	AS Watson (Health & Beauty Continental Europe)	114,195	6/14/2018	100%
207 Mockingbird Lane	Johnson City	TN	Sun Trust Bank	63,800	11/30/2011	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2014	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
800 Ridgelake Blvd.	Memphis	TN	The Kroger Company	75,000	7/1/2013	100%
601 & 701 Experian Pwy	Allen	TX	Experian Information Solutions, Inc. (TRW, Inc.)	292,700	10/15/2010	100%
1401 & 1501 Nolan Ryan Pwy	Arlington	TX	Siemens Dematic Postal Automation, LP	236,547	1/31/2014	100%
3535 Calder Ave	Beaumont	TX	Texas State Bank	49,689	12/31/2012	100%
350 Pine St.	Beaumont	TX	Multi-tenanted	425,198	Various	58%
1900 L. Don Dodson Dr.	Bedford	TX	Transamerica Life Insurance Company	202,493	4/30/2019	29%
4201 Marsh Lane	Carrollton	TX	Carlson Restaurants Worldwide, Inc. (Carlson Companies, Inc.)	130,000	11/30/2018	100%
4001 International Pwy	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	138,443	7/31/2015	100%
555 Dividend Dr.	Coppell	TX	Brinks, Inc.	101,844	4/30/2017	100%
1600 Viceroy Dr.	Dallas	TX	TFC Services, Inc. (Freeman Decorating Company)	249,452	1/31/2019	63%
6301 Gaston Ave	Dallas	TX	Multi-tenanted	173,855	Various	62%
11511 Luna Rd	Farmers Branch	TX	Haggar Clothing Company (Texas Holding Clothing Corp. & Haggar Corp.)	180,507	4/30/2016	100%

			Primary	Net
			Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Leases Expiration	Leased

1200 Jupiter Rd	Garland	TX	Raytheon Company	278,759	5/31/2011	100%
10001 Richmond Ave	Houston	TX	Baker Hughes, Inc.	554,385	9/27/2015	100%
15375 Memorial Dr.	Houston	TX	BP America Production Company	327,325	9/15/2009	100%
810 & 820 Gears Rd	Houston	TX	IKON Office Solutions, Inc.	157,790	1/31/2013	100%
2529 W. Thorn Dr.	Houston	TX	Baker Hughes, Inc.	65,500	9/27/2015	100%
16676 Northchase Dr.	Houston	TX	Anadarko Petroleum Corporation	101,111	7/31/2014	100%
1311 BRd.field Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,991	3/31/2011	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	3/31/2023	100%
8900 Freeport Pwy	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2013	100%
6200 Northwest Pwy	San Antonio	TX	PacifiCare Health Systems, Inc.	142,500	11/30/2010	100%
12645 W. Airport Rd	Sugar Land	TX	Baker Hughes, Inc.	165,836	9/27/2015	100%
11555 University Blvd.	Sugar Land	TX	KS Management Services, LLP (St. Luke’s Episcopal Health System Corporation)	72,683	11/30/2020	100%
2050 Roanoke Rd	Westlake	TX	DaimlerChrysler Financial Services Americas, LLC	130,290	12/31/2011	100%
100 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	67,508	Various	94%
120 E. Shore Dr.	Glen Allen	VA	Capital One Services, Inc.	77,045	3/31/2010	100%
130 E. Shore Dr.	Glen Allen	VA	Capital One Services, Inc.	79,675	2/10/2010	100%
400 Butler Farm Rd	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2009	100%
421 Butler Farm Rd	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	56,515	1/14/2010	100%
13651 McLearen Rd	Herndon	VA	Boeing Service Company (The Boeing Company)	159,664	5/30/2008	100%
13775 McLearen Rd	Herndon	VA	Equant, Inc. (Equant N.V.)	125,293	4/30/2015	100%
2800 Waterford Lake Dr.	Richmond	VA	Alstom Power, Inc.	99,057	10/31/2014	100%
9950 Mayland Dr.	Richmond	VA	Circuit City Stores, Inc.	288,000	2/28/2010	100%
5150 220th Ave	Issaquah	WA	OSI Systems, Inc. (Instrumentarium Corporation)	106,944	12/14/2014	100%
22011 S.E. 51st St.	Issaquah	WA	OSI Systems, Inc. (Instrumentarium Corporation)	95,600	12/14/2014	100%
848 Main St. & 849 Front St.	Evanston	WY	Multi-tenanted	29,500	Various	74%
295 Chipeta Way	Salt Lake City	UT	Northwest Pipeline Corporation	295,000	9/30/2009	100%

			Office Total	20,846,729

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
INDUSTRIAL

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

Moody Commuter & Tech Park	Moody	AL	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	595,346	1/2/2014	100%
1665 Hughes Way	Long Beach	CA	Raytheon Company	200,541	12/31/2008	100%
3333 Coyote Hill Road	Palo Alto	CA	Xerox Corporation	202,000	12/13/2013	100%
2455 Premier Drive	Orlando	FL	Walgreen Company	205,016	3/31/2011	100%
3102 Queen Palm Drive	Tampa	FL	Time Customer Service, Inc. (Time, Inc.)	229,605	6/30/2020	100%
1420 Greenwood Road	McDonough	GA	Atlas Cold Storage America, LLC	296,972	10/31/2017	100%
7500 Chavenelle Road	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
3600 Southgate Drive	Danville	IL	Sygma Network, Inc. (Sysco Corporation)	149,500	10/31/2015	100%
749 Southrock Drive	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
3686 S. Central Avenue	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Transportation Company, Inc.)	90,000	12/31/2014	100%
10000 Business Boulevard	Dry Ridge	KY	Dana Corporation	336,350	6/30/2025	100%
730 N. Black Branch Road	Elizabethtown	KY	Dana Corporation	167,770	6/30/2025	100%
750 N. Black Branch Road	Elizabethtown	KY	Dana Corporation	539,592	6/30/2025	100%
301 Bill Bryan Road	Hopkinsville	KY	Dana Corporation	424,904	6/30/2025	100%
4010 Airpark Drive	Owensboro	KY	Dana Corporation	211,598	6/30/2025	100%
1901 Ragu Drive	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
7150 Exchequer Drive	Baton Rouge	LA	Corporate Express Office Products, Inc. (Buhrmann NV)	79,086	10/31/2013	100%
5001 Greenwood Road	Shreveport	LA	Libbey Glass, Inc.	646,000	10/30/2026	100%
N. Wells Road	North Berwick	ME	United Technologies Corporation	820,868	12/31/2010	100%
4425 Purks Road	Auburn Hills	MI	Vacant	183,717	None	0%
6938 Elm Valley Drive	Kalamazoo	MI	Dana Corporation	150,945	10/25/2021	100%
904 Industrial Road	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	195,640	8/17/2010	100%
1601 Pratt Avenue	Marshall	MI	Joseph Campbell Company	53,600	9/30/2011	100%
43955 Plymouth Oaks Boulevard	Plymouth	MI	Tower Automotive Operations USA I, LLC (Tower (Tower Automotive Holdings I, LLC)	290,133	10/31/2012	100%
46600 Port Street	Plymouth	MI	Vacant	134,160	None	0%
7111 Crabb Road	Temperance	MI	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	752,000	8/4/2012	100%
7670 Hacks Cross Road	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Inc,)	268,104	2/28/2016	100%
1133 Poplar Creek Road	Henderson	NC	Corporate Express Office Products, Inc. (Buhrmann NV)	196,946	1/31/2014	100%
250 Swathmore Avenue	High Point	NC	Steelcase, Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Road	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
2203 Sherrill Drive	Statesville	NC	LA-Z-Boy Greensboro, Inc. (LA-Z-Boy, Inc.)	639,600	4/30/2010	100%
121 Technology Drive	Durham	NH	Heidelberg Web Systems, Inc.	500,500	3/30/2021	100%
1109 Commerce Boulevard	Swedesboro	NJ	Linens’n Things, Inc.	262,644	12/31/2008	100%

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

75 North Street	Saugerties	NY	Rotron, Inc. (EG&G)	52,000	12/31/2009	100%
10590 Hamilton Avenue	Cincinnati	OH	The Hillman Group, Inc.	247,088	8/31/2016	100%
1650 & 1654 Williams Road	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
191 Arrowhead Drive	Hebron	OH	Owens Corning Insulating Systems, LLC	250,450	4/13/2008	41%
200 Arrowhead Drive	Hebron	OH	Owens Corning Insulating Systems, LLC	401,260	5/31/2009	100%
7005 Cochran Road	Glenwillow	OH	Royal Appliance Manufacturing Company	458,000	7/31/2015	100%
10345 Philipp Parkway	Streetsboro	OH	L’Oreal USA, Inc.	649,250	10/17/2019	100%
245 Salem Church Road	Mechanicsburg	PA	Exel Logistics, Inc. (NFC plc)	252,000	12/31/2012	100%
6 Doughten Road	New Kingston	PA	Carolina Logistics Services	330,000	Month to month	51%
34 East Main Street	New Kingston	PA	Quaker Sales and Distribution, Inc.	179,200	2/29/2008	100%
159 Farley Drive	Dillon	SC	Harbor Freight Tools USA, Inc. (Central Purchasing, Inc.)	1,010,859	12/31/2021	100%
50 Tyger River Drive	Duncan	SC	Plastic Omnium Exteriors, LLC	218,382	5/31/2017	100%
101 Michelin Drive	Laurens	SC	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	1,164,000	8/4/2012	100%
6050 Dana Way	Antioch	TN	W.M. Wright Company	677,400	3/31/2021	50%
477 Distribution Parkway	Collierville	TN	Federal Express Corporation	120,000	5/31/2021	100%
900 Industrial Boulevard	Crossville	TN	Dana Corporation	222,200	9/30/2016	100%
120 S.E. Parkway Drive	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2013	100%
187 Spicer Drive	Gordonsville	TN	Dana Corporation	148,000	8/31/2012	100%
3350 Miac Cove Road	Memphis	TN	Mimeo.com, Inc.	141,359	9/30/2020	84%
3456 Meyers Avenue	Memphis	TN	Sears, Roebuck & Company	780,000	2/28/2017	100%
3820 Micro Drive	Millington	TN	Ingram Micro, LP (Ingram Micro, Inc.)	701,819	9/25/2011	100%
9110 Grogans Mill Road	Houston	TX	Baker Hughes, Inc.	275,750	9/27/2015	100%
19500 Bulverde Road	San Antonio	TX	Harcourt Brace & Company (Reed Elsevier, Inc.)	559,258	3/31/2016	100%
2425 Highway 77 N	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie N.V.)	425,816	3/31/2020	100%
291 Park Center Drive	Winchester	VA	Kraft Foods North America, Inc.	344,700	5/31/2011	100%

			Industrial Total	21,086,207

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
RETAIL/OTHER

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

302 Coxcreek Parkway	Florence	AL	The Kroger Company	42,130	7/1/2013	100%
5544 Atlanta Highway	Montgomery	AL	Vacant	60,698	None	0%
Bisbee Naco Highway & Highway 92	Bisbee	AZ	Safeway Stores, Inc.	30,181	3/31/2009	100%
10415 Grande Avenue	Sun City	AZ	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
Grant Road & Craycroft Road	Tucson	AZ	Safeway Stores, Inc.	37,268	3/31/2009	100%
Old Mamoth Road & Meridian Boulevard	Mammoth Lakes	CA	Safeway Stores, Inc.	44,425	5/31/2012	100%
255 Northgate Drive	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Road	San Diego	CA	Kmart Corporation	107,210	12/31/2018	100%
12000 East Mississippi Ave	Aurora	CO	Safeway Stores, Inc.	24,000	5/31/2012	100%
Kipling Street & Bowles Avenue	Littleton	CO	Vacant	29,360	None	0%
10340 U.S. 19	Port Richey	FL	Kingswere Furniture	53,820	11/30/2017	100%
2010 Apalachee Parkway	Tallahassee	FL	Kohl’s Department Stores, Inc.	102,381	1/31/2028	100%
2223 N. Druid Hills Road	Atlanta	GA	Bank South, N.A. (Bank of America Corporation)	6,260	12/31/2009	100%
956 Ponce de Leon Avenue	Atlanta	GA	Bank South, N.A. (Bank of America Corporation)	3,900	12/31/2009	100%
4545 Chamblee-Dunwoody Road	Chamblee	GA	Bank South, N.A. (Bank of America Corporation)	4,565	12/31/2009	100%
201 W. Main Street	Cumming	GA	Bank South, N.A. (Bank of America Corporation)	14,208	12/31/2009	100%
3468 Georgia Highway 120	Duluth	GA	Bank South, N.A. (Bank of America Corporation)	9,300	12/31/2009	100%
1066 Main Street	Forest Park	GA	Bank South, N.A. (Bank of America Corporation)	14,859	12/31/2009	100%
825 Southway Drive Boulevard	Jonesboro	GA	Bank South, N.A. (Bank of America Corporation)	4,894	12/31/2009	100%
1698 Mountain Industrial	Stone Mountain	GA	Bank South, N.A. (Bank of America Corporation)	5,704	12/31/2009	100%
Fort Street Mall, King Street	Honolulu	HI	Macy’s Department Stores, Inc.	85,610	9/30/2009	100%
1150 W. Carl Sandburg Drive	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
928 First Avenue	Rock Falls	IL	Rock Falls Country Market, LLC (Rock Island Country Market, LLC)	27,650	9/30/2011	100%
502 E. Carmel Drive	Carmel	IN	Marsh Supermarkets, Inc.	38,567	10/31/2013	100%
5104 N. Franklin Road	Lawrence	IN	Marsh Supermarkets, Inc.	28,721	10/31/2013	100%
205 Homer Road	Minden	LA	Safeway Stores, Inc.	35,000	11/30/2012	100%
7200 Cradle Rock Way	Columbia	MD	GFS Realty, Inc.	57,209	12/31/2008	100%
9580 Livingston Road	Oxon Hill	MD	GFS Realty, Inc. (Giant Food, Inc.)	107,337	2/28/2014	100%
2401 Wooton Parkway	Rockville	MD	GFS Realty, Inc. (Giant Food, Inc.)	51,682	4/30/2017	100%
24th Street W. & St. John’s Avenue	Billings	MT	Safeway Stores, Inc.	40,800	5/31/2010	100%
35400 Cowan Road	Westland	MI	Sam’s Real Estate Business Trust	101,402	1/31/2009	100%
Little Rock Road &
Tuckaseegee Road	Charlotte	NC	Food Lion, Inc.	33,640	10/31/2013	100%
Brown Mill Road & US 601	Concord	NC	Food Lion, Inc.	32,259	10/31/2013	100%

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

104 Branchwood Shopping Center	Jacksonville	NC	Food Lion, Inc.	23,000	2/28/2013	100%
US 221 & Hospital Road	Jefferson	NC	Food Lion, Inc.	23,000	2/28/2013	100%
291 Talbert Boulevard	Lexington	NC	Food Lion, Inc.	23,000	2/28/2013	100%
835 Julian Avenue	Thomasville	NC	Food Lion, Inc.	21,000	10/31/2008	100%
10 South Avenue	Garwood	NJ	Pathmark Stores, Inc.	52,000	5/31/2011	100%
900 S. Canal Street	Carlsbad	NM	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
130 Midland Avenue	Portchester	NY	Pathmark Stores, Inc.	59,000	10/31/2013	100%
21082 Pioneer Plaza Drive	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4733 Hills and Dales Road	Canton	OH	Bally’s Total Fitness of the Midwest (Bally’s Health & Tennis Corporation)	37,214	12/31/2009	100%
4831 Whipple Avenue N.W	Canton	OH	Best Buy Company, Inc.	46,350	2/26/2018	100%
1084 E. Second Street	Franklin	OH	Marsh Supermarkets, Inc.	29,119	10/31/2013	100%
5350 Leavitt Road	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
N.E.C. 45th Street & Lee Boulevard	Lawton	OK	Safeway Stores, Inc.	30,757	3/31/2009	100%
6910 S. Memorial Highway	Tulsa	OK	Toys “R” Us, Inc.	43,123	5/31/2011	100%
12535 S.E. 82nd Avenue	Clackamas	OR	Toys “R” Us, Inc.	42,842	5/31/2011	100%
1642 Williams Avenue	Grants Pass	OR	Safeway Stores, Inc.	33,770	3/31/2009	100%
559 N. Main Street	Doylestown	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
25 E. Main Street	Lansdale	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
1055 W. Baltimore Pike	Lima	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
4947 N. Broad Street	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
2001-03 Broad Street	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
6201 N. 5th Street	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
7323-29 Frankford Avenue	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
15 S. 52nd Street	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
10650 Bustleton Avenue	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
1025 W. Lehigh Avenue	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
2014 Cottman Avenue	Philadelphia	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
4160 Monument Road	Philadelphia	PA	Pathmark Stores, Inc.	50,000	11/30/2010	100%
15 Newton — Richboro Road	Richboro	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
363 W. Lancaster Avenue	Wayne	PA	Citizens Bank of Pennsylvania	3,800	8/31/2018	100%
South Carolina 52/52 Bypass	Moncks Corner	SC	Food Lion, Inc.	23,000	2/28/2013	100%
1000 U.S. Highway 17	North Myrtle Beach	SC	Food Lion, Inc.	43,021	10/31/2008	100%
399 Peach Wood Centre Drive	Spartanburg	SC	Best Buy Company, Inc.	45,800	2/26/2018	100%
1600 E. 23rd Street	Chattanooga	TN	The Kroger Company	42,130	7/1/2008	100%
1053 Mineral Springs Road	Paris	TN	The Kroger Company	31,170	7/1/2013	100%
3040 Josey Lane	Carrollton	TX	Ong’s Family, Inc.	61,000	1/31/2021	100%
4121 S. Port Avenue	Corpus Christi	TX	Cafeteria Operators, LP (Furr’s Restaurant Group, Inc.)	10,000	4/30/2012	100%
1610 S. Westmoreland Avenue	Dallas	TX	Malone’s Food Stores	68,024	3/31/2017	100%
119 N. Balboa Road	El Paso	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
3451 Alta Mesa Boulevard	Fort Worth	TX	Safeway Stores, Inc.	44,000	5/31/2012	100%
101 W. Buckingham Road	Garland	TX	Minyard Foods	40,000	11/30/2012	100%
1415 Highway 377 E.	Granbury	TX	Safeway Stores, Inc.	35,000	11/30/2012	100%
2500 E. Carrier Parkway	Grand Prairie	TX	Safeway Stores, Inc.	49,349	3/31/2009	100%
4811 Wesley Street	Greenville	TX	Safeway Stores, Inc.	48,427	5/31/2011	100%

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

120 S. Waco Street	Hillsboro	TX	Safeway Stores, Inc.	35,000	11/30/2012	100%
13133 Steubner Avenue	Houston	TX	The Kroger Company	52,200	12/29/2011	100%
5402 4th Street	Lubbock	TX	Vacant	53,820	None	0%
901 W. Expressway 83	McAllen	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
402 E. Crestwood Drive	Victoria	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
9400 South 755 E	Sandy	UT	Vacant	41,612	None	0%
3211 W. Beverly Street	Staunton	VA	Food Lion, Inc.	23,000	2/28/2013	100%
9803 Edmonds Way	Edmonds	WA	PCC Natural Markets	34,459	8/31/2028	100%
224th Street & Meridian Avenue	Graham	WA	Safeway Stores, Inc.	44,718	3/31/2009	100%
18601 Alderwood Mall Boulevard	Lynnwood	WA	Toys “R” Us, Inc.	43,105	5/31/2011	100%
400 E. Meridian Avenue	Milton	WA	Safeway Stores, Inc.	44,718	3/31/2009	100%
1700 State Route 160	Port Orchard	WA	Save-A-Lot, Ltd.	27,968	1/31/2015	57%
228th Avenue N.E.	Redmond	WA	Safeway Stores, Inc.	44,718	3/31/2009	100%
4512 N. Market Street	Spokane	WA	Safeway Stores, Inc	38,905	3/31/2009	100%
3711 Gateway Drive	Eau Claire	WI	Kohl’s Deptartment Stores, Inc.	76,164	1/25/2015	100%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
3621 E. Lincoln Way	Cheyenne	WY	Vacant	31,420	None	0%

			Retail/Other Subtotal	3,588,655

			Grand Total	45,521,591

LEXINGTON
NON-CONSOLIDATED PROPERTY
CHART

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

OFFICE
5201 W. Barraque Street	Pine Bluff	AR	Entergy Services, Inc.	27,189	10/31/2010	100%
Route 64 W. & Junction 333	Russellville	AR	Entergy Gulf States	191,950	5/9/2008	100%
1440 E. 15th Street	Tucson	AZ	Cox Communications, Inc.	28,591	9/30/2016	100%
3500 N. Coop Court	McDonough	GA	Litton Loan Servicing, LP & Credit - Based Asset and Securitzation, LLC	62,000	8/31/2018	100%
2500 Patrick Henry Parkway	McDonough	GA	Georgia Power Company	111,911	6/30/2015	100%
3265 E. Goldstone Drive	Meridian	ID	Voicestream PCS II Corporation (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
101 E. Washington Boulevard	Fort Wayne	IN	American Electric Power	348,452	10/31/2016	100%
9601 Renner Boulevard	Lenexa	KS	Voicestream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
First Park Drive	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
12000 &12025 Tech Center Drive	Livonia	MI	Kelsey-Hayes Company (TRW Automotive, Inc.)	180,230	4/30/2014	100%
3943 Denny Avenue	Pascagoula	MS	Northrop Grumman Systems Corporation	94,841	10/14/2008	100%
3201 Quail Springs Parkway	Oklahoma City	OK	AT& T Wireless Services, Inc.	128,500	11/30/2010	100%
2999 SW 6th Street	Redmond	OR	Voice Stream PCS I LLC (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
265 Lehigh Street	Allentown	PA	Wachovia Bank N.A.	71,230	10/31/2010	100%
17 Technology Circle	Columbia	SC	Blue Cross Blue Shield of South Carolina, Inc.	456,304	9/30/2009	100%
420 Riverport Road	Kingport	TN	American Electric Power	42,770	6/30/2013	100%
1600 Eberhardt Road	Temple	TX	Nextel of Texas	108,800	1/31/2016	100%
26410 McDonald Road	Houston	TX	Montgomery County Management Company, LLC	41,000	10/31/2019	100%
3711 San Gabriel	Mission	TX	Voice Stream PCS II Corporation (T-Mobile USA, Inc.)	75,016	6/30/2015	100%
6455 State Hwy 303 N.E	Bremerton	WA	Nextel West Corporation	60,200	5/14/2016	100%

			Office Total	2,340,046

LEXINGTON
NON-CONSOLIDATED PROPERTY
CHART

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

INDUSTRIAL
109 Stevens Street	Jacksonville	FL	Unisource Worldwide, Inc.	168,800	9/30/2009	100%
359 Gateway Drive	Livonia	GA	TI Group Automotive Systems, LLC	133,221	5/31/2020	100%
3600 Army Post Road	Des Moines	IA	EDS Information Services, LLC (Electronic Data Systems Corporation)	405,000	4/30/2012	100%
2935 Van Vactor Way	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
1901 49th Avenue	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	6/30/2015	100%
324 Industrial Park Road	Franklin	NC	SKF USA, Inc.	72,868	12/31/2014	100%
736 Addison Road	Erwin	NY	Corning, Inc.	408,000	11/30/2016	100%
590 Ecology Lane	Chester	SC	Owens Corning	420,597	7/14/2025	100%
2401 Cherahala Boulevard	Knoxville	TN	Advance PCS, Inc.	59,748	5/31/2013	100%
2424 Alpine Road	Eau Claire	WI	Silver Spring Gardens, Inc. (Huntsinger Farms, Inc.)	159,000	2/28/2027	100%

			Industrial Total	2,146,354

LEXINGTON
NON-CONSOLIDATED PROPERTY
CHART

				Net
			Primary Tenant	Rentable	Current Term	Percent
Property Location	City	State	(Guarantor)	Square Feet	Lease Expiration	Leased

RETAIL/OTHER
101 Creger Drive	Ft. Collins	CO	Lithia Motors	10,000	5/31/2012	100%
11411 N. Kelly Avenue	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
25500 State Highway 249	Tomball	TX	Parkway Chevrolet, Inc.	77,076	8/31/2026	100%
1321 Commerce Street	Dallas	TX	Adolphus Associates (Met Life)	498,122	6/15/2009	100%

			Retail/Other Total	599,122

			Grand Total	5,085,522

Item 3.	Legal Proceedings

From time to time we are involved in legal proceedings arising in the ordinary course of our business. In our management’s opinion, after consultation with legal counsel, the outcome of such matters, including the matters set forth below, are not expected to have a material adverse effect on our ownership, financial condition, management or operation of our properties or business.

Lexington Streetsboro LLC v. Alfred Geis, et al.

Beginning in January 2005, on behalf of one of our co-investment programs, we received notices from the tenant in our Streetsboro, Ohio facility regarding certain alleged deficiencies in the construction of the facility as compared to the original building specifications. Upon acquisition of the facility from the developer, the then owner of the facility obtained an indemnity from the principals of the developer covering a breach of construction warranties, the construction and/or the condition of the premises. After two years of correspondence among the owner of the facility, the developer and the tenant, we (after our acquisition of the facility from our co-investment program) entered into an amendment to the lease with the tenant providing for the repair of a portion of the alleged deficiencies and commenced such repairs beginning in the summer of 2007.

Following a demand for reimbursement under the indemnity agreement, we filed suit against the developer and the principals of the developer in the Federal District Court for the Northern District of Ohio on August 10, 2007 to enforce our rights (Lexington Streestboro LLC v. Alfred Geis, et al., Case No. 5:07CV2450). On November 1, 2007, the developer filed (1) counter-claims against us for unjust enrichment regarding the repair work performed and for a declaration of its obligations under the indemnity agreement and (2) multiple cross-claims against its sub-contractors asking to be reimbursed for any deficiencies in the building specifications for which they are held liable. The developer was also permitted by the Court to file a claim against the tenant. The suit is on-going.

As of December 31, 2007, we have incurred $3.7 million of expenses in connection with the work covered by the lease amendment and the enforcement of our rights under the indemnity agreement. We may seek an additional $2.5 million for future costs that may be incurred in connection with other potential deficiencies. We intend to vigorously pursue our claims and reimbursement under the indemnity agreement.

Deutsche Bank Securities, Inc.

On June 30, 2006, we, including a co-investment program as it relates to the Antioch claim, sold to Deutsche Bank Securities, Inc., which we refer to as Deutsche Bank, (1) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.4 million, which we refer to as the Farmington Hills claim, and (2) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.7 million, which we refer to as the Antioch claim. Under the terms of the agreements covering the sale of the claims, we are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank to us. On October 12, 2007, Dana Corporation filed an objection to both claims. We assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by us that the objections were without merit, the holders of the claims, without our consent, settled the allowed amount of the claims at $6.5 million for the Farmington Hills claim and $7.2 million for the Antioch claim. Deutsche Bank has made a formal demand with respect to the Farmington Hills claim in the amount of $0.8 million plus interest, but has not made a formal demand with respect to the Antioch claim, which we estimate would be $0.4 million plus interest. We informed Deutsche Bank that we do not intend to honor any demand for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits and (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools. We intend to vigorously defend any further claims or demands by Deutsche Bank or the holders of the claims.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience

Michael L. Ashner Age 55	Mr. Ashner served as Chairman and the Chief Executive Officer of Newkirk until consummation of the Merger, a position he held since June 2005. On December 31, 2006, Mr. Ashner was appointed as our Executive Chairman and Director of Strategic Acquisitions. Mr. Ashner also serves as a trustee and the Chairman and Chief Executive Officer of Winthrop Realty Trust, positions he has held since January 2004. Mr. Ashner is a member of the Investment Committee of Concord appointed by the administrative manager of Concord. Since 1996 he has also served as the Chief Executive Officer of Winthrop Realty Partners, L.P., which we refer to as Winthrop, a real estate investment and management company. Mr. Ashner devotes the business time to us as is reasonably required to perform his duties. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner also serves on the board of directors of NBTY, Inc., a manufacturer and distributor of nutritional supplements.
E. Robert Roskind Age 62	Mr. Roskind became Co-Vice Chairman on December 31, 2006, and served as our Chairman from October 1993 to December 31, 2006 and our Co-Chief Executive Officer from October 1993 to January 2003. Mr. Roskind is a member of the Investment Committee of Concord appointed by us. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts, as a member of the Board of Directors of LCP Investment Corporation, a Japanese real estate investment trust listed on the Tokyo Stock Exchange, and as a member of the Board of Directors of LCP Reit Advisors, the external advisor to LCP Investment Corporation, each of which is an affiliate of the LCP Group L.P. Mr. Roskind spends approximately 25% of his business time on the affairs of The LCP Group L.P. and its affiliates; however, Mr. Roskind prioritizes his business time to address our needs ahead of The LCP Group L.P.
Richard J. Rouse Age 62	Mr. Rouse became Co-Vice Chairman on December 31, 2006, served, and continues to serve as our Chief Investment Officer since January 2003 and as one of our trustees since October 1993. He served as our President from October 1993 to April 1996, was our Co-Chief Executive Officer from October 1993 until January 2003, and since April 1996 served as our Vice Chairman.
T. Wilson Eglin Age 43	Mr. Eglin has served as our Chief Executive Officer since January 2003, our Chief Operating Officer since October 1993, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996. Mr. Eglin is a member of the Investment Committee of Concord appointed by us.
Patrick Carroll Age 44	Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of Pricewaterhouse Coopers LLP.
Paul R. Wood Age 47	Mr. Wood has served as one of our Vice Presidents, and our Chief Accounting Officer and Secretary since October 1993.

PART II.

Item 5.	Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

Market Information.  Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low

December 31, 2007	$20.90	$14.52
September 30, 2007	21.54	18.78
June 30, 2007	21.65	20.38
March 31, 2007	22.42	20.02
December 31, 2006	22.73	20.40
September 30, 2006	21.90	19.53
June 30, 2006	22.15	19.87
March 31, 2006	22.90	19.64

The per share closing price of our common shares was $15.18 on February 22, 2008.

Holders.  As of February 22, 2008, we had approximately 2,428 common shareholders of record.

Dividends.  We have made quarterly distributions since October 1986 without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2007	2006	2005	2004	2003

March 31,	$0.5975	$0.365	$0.360	$0.350	$0.335
June 30,	$0.375	$0.365	$0.360	$0.350	$0.335
September 30,	$0.375	$0.365	$0.360	$0.350	$0.335
December 31,	$0.375	$0.365	$0.360	$0.350	$0.335

During the fourth quarter of 2007, we declared a special dividend of $2.10 per common share which was paid in January 2008. During the fourth quarter 2006, we declared a special dividend of $0.2325 per common share which was paid in January 2007.

On February 20, 2008, we declared a common share dividend of $0.33 per common share, which is equal to $1.32 per common share on an annualized basis.

The following is a summary of the average taxable nature of our normal common share dividends paid for the three years ended December 31:

	2007	2006	2005

Total dividends per share	$2.93342(1)	$1.46	$1.44

Ordinary income	42.36%	68.89%	87.29%
15% rate — qualifying dividend	2.50	0.77	1.04
15% rate gain	35.62	7.97	8.72
25% rate gain	19.52	5.13	2.95
Return of capital	—	17.24	—

	100.00%	100.00%	100.00%

(1)	Includes the special dividend of $0.2325 paid in January 2007 and a portion of the special dividend of $2.10 paid in January 2008. Of the total dividend paid in January 2008, $1.21092 is allocated to 2007 and $1.26408 is allocated to 2008.

The per share dividend on our Series B Preferred Shares is $2.0125 per annum.

The following is a summary of the average taxable nature of the dividend on our Series B Cumulative Redeemable Preferred Stock for the three years ended December 31:

	2007	2006	2005

Ordinary income	42.36%	83.24%	87.29%
15% rate — qualifying dividend	2.50	0.93	1.04
15% rate gain	35.62	9.63	8.72
25% rate gain	19.52	6.20	2.95

	100.00%	100.00%	100.00%

The per share dividend on our Series C Preferred Share is $3.25 per annum.

The following is a summary of the average taxable nature of the dividend on our Series C Cumulative Convertible Preferred Stock for the three years ended December 31:

	2007	2006	2005

Ordinary income	42.36%	83.24%	87.29%
15% rate — qualifying dividend	2.50	0.93	1.04
15% rate gain	35.62	9.63	8.72
25% rate gain	19.52	6.20	2.95

	100.00%	100.00%	100.00%

During 2007, we issued $155.0 million in liquidation amount of Series D Preferred Shares, which pays a per share dividend of $1.8875 per annum.

The following is a summary of the average taxable nature of the dividend on our Series D Preferred Shares for the year ended December 31, 2007.

2007

Ordinary income	42.36%
15% rate — qualifying dividend	2.50
15% rate gain	35.62
25% rate gain	19.52

100.00%

While we intend to continue paying regular quarterly dividends to holders of our common shares, future dividend declarations will be at the discretion of the Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. Due to the sale of properties during 2007 and the distribution of such proceeds via the special dividend, the recurring quarterly common dividend to be paid in 2008 has been reduced from $0.375 per share to $0.33 per share. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our indebtedness will have any adverse impact on our ability to pay dividends in the normal course of business to our common and preferred shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

We maintain a dividend reinvestment program pursuant to which our common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges. We may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling our obligations under the dividend reinvestment program. Currently all of the common shares issued under this program are to be purchased on the open market.

Equity Compensation Plan Information.  The following table sets forth certain information, as of December 31, 2007, with respect to the compensation plan under which our equity securities are authorized for issuance.

			Number of Securities
			Remaining Available for
	Number of Securities		Future Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
Plan Category	Warrants and Rights	Warrants and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	$0	4,999,422
Equity compensation plans not approved by security holders	0	0	—

Total	0	$0	4,999,422

Recent Sales of Unregistered Securities.

Information regarding the recent sales of unregistered securities has been included in our periodic reports with the SEC.

Share Repurchase Program.

Our Board of Trustees authorized the repurchase of up to 10.0 million common shares/OP units in the first quarter of 2007 and during the fourth quarter of 2007 increased the authorization by 5.0 million. The following table summarizes repurchases of our common shares/units during the fourth quarter of 2007:

			Total Number of	Maximum Number of
			Shares/Units	Shares That May Yet
	Total Number of	Average Price	Purchased as Part of	Be Purchased Under
	Shares/Units	Paid per	Publicly Announced	the Plans or
Period	Purchased	Share/Unit ($)	Plans or Programs	Programs

October 1 — 31, 2007	32,392	20.05	32,392	3,374,440
November 1 — 30, 2007	1,277,810	18.02	1,277,810	2,096,630
December 1 — 31, 2007	1,326,648	17.39	1,326,648	5,769,982

Fourth Quarter 2007	2,636,850	17.72	2,636,850	5,769,982

Item 6.	Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2007. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000’s, except per share data)

	2007	2006	2005	2004	2003

Total gross revenues	$431,747	$186,693	$162,383	$109,901	$73,999
Expenses applicable to revenues	(297,139)	(106,796)	(81,645)	(37,581)	(24,568)
Interest and amortization expense	(163,628)	(65,097)	(56,177)	(36,448)	(25,609)
Income (loss) from continuing operations	(10,783)	(7,909)	17,606	27,021	15,873
Total discontinued operations	87,634	15,662	15,089	17,786	17,776
Net income	76,851	7,753	32,695	44,807	33,649
Net income (loss) allocable to common shareholders	50,118	(8,682)	16,260	37,862	30,257
Income (loss) from continuing operations per common share — basic	(0.58)	(0.47)	0.03	0.43	0.37
Income from continuing operations per common share — diluted	(0.58)	(0.47)	0.03	0.41	0.36
Income from discontinued operations — basic	1.35	0.30	0.30	0.38	0.52
Income from discontinued operations — diluted	1.35	0.30	0.30	0.39	0.52
Net income (loss) per common share — basic	0.77	(0.17)	0.33	0.81	0.89
Net income (loss) per common share — diluted	0.77	(0.17)	0.33	0.80	0.88
Cash dividends declared per common share	3.60	2.0575	1.445	1.410	1.355
Net cash provided by operating activities	287,651	108,020	105,457	90,736	68,883
Net cash used in investing activities	(31,490)	(154,080)	(643,777)	(202,425)	(295,621)
Net cash provided by financing activities	38,973	483	444,878	242,723	228,986
Ratio of earnings to combined fixed charges and preferred dividends	N/A	N/A	1.15	1.47	1.52
Real estate assets, net	3,715,447	3,471,027	1,641,927	1,227,262	1,001,772
Investments in non-consolidated entities	226,476	247,045	191,146	132,738	69,225
Total assets	5,265,163	4,624,857	2,160,232	1,697,086	1,207,411
Mortgages, notes payable and credit facility, including discontinued operations	3,047,550	2,132,661	1,170,560	765,909	551,385
Shareholders’ equity	939,071	1,122,444	891,310	847,290	579,848
Preferred share liquidation preference	389,000	234,000	234,000	214,000	79,000

N/A — Ratio is below 1.0, deficit of $84,014 and $6,503 exists at December 31, 2007 and 2006, respectively.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment and our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of net leased office, industrial and retail properties. Substantially all of our properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders.

As of December 31, 2007, we had ownership interests in approximately 280 consolidated real estate assets, located in 42 states and the Netherlands and encompassing 45.5 million rentable square feet. During 2007, we purchased eight properties from unrelated parties, for an aggregate capitalized cost of $131.5 million. In addition, we acquired our partners’ interests in four co-investment programs for $366.6 million in cash.

As of December 31, 2007, we leased properties to numerous tenants in a variety of industries. Our revenues and cash flows are generated predominantly from property rent receipts. Growth in revenue and cash flows is directly correlated to our ability to (1) acquire income producing properties and (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationship with developers, brokers, corporate users and sellers.

Re-leasing properties as leases expire and properties currently vacant at favorable effective rates is one of our primary focuses. The primary risks associated with re-tenanting properties are (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than previously received, (3) the significant leasing costs such as commissions and tenant improvement allowances and (4) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue. We address these risks by contacting tenants well in advance of lease maturity to get an understanding of their occupancy needs, contacting local brokers to determine the depth of the rental market and retaining local expertise to assist in the re-tenanting of a property. Pursuant to our strategic restructuring plan we focus on buying general purpose office and industrial real estate assets which have one or more of the following characteristics (1) an investment grade tenant; (2) adaptability to a variety of users, including multi-tenant use, and (3) an attractive geographic location. No assurance can be given that once a property becomes vacant it will subsequently be re-let.

During 2007, we sold 53 consolidated properties for $423.6 million and contributed/sold 30 properties to NLS for $121.7 million in cash and an equity position of $109.1 million. During 2006, we sold eight properties, including one property through foreclosure, to unrelated third parties for a net sales price of $94.0 million. During 2005, we sold eight properties, including one sold through a non-consolidated entity, to unrelated parties for a net sales price of $74.7 million. In addition in 2005, we contributed seven properties to various non-consolidated entity programs for $124.7 million, which approximated carrying costs.

We believe that the restructuring plan will allow us to (1) improve the quality of our portfolio; (2) enhance shareholder value by increasing cash flows; (3) simplify factors relating to our valuation; and (4) operate more efficiently.

Inflation

Certain of the long-term leases on our properties contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (1) scheduled fixed base rent increases and (2) base rent increases based upon the consumer price index. In addition, a majority of the leases on our properties require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the leases on our properties are generally structured in a way that minimizes our responsibility for capital improvements.

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

Business Combinations.  We follow the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations, which we refer to as SFAS 141, and record all assets acquired and liabilities assumed at fair value. On December 31, 2006, we acquired Newkirk through the Merger, which was a variable interest entity (VIE). We follow the provisions of Financial Accounting Standards Board Interpretation No. 46 (Revised) Consolidation of Variable Interest Entities, which we refer to as FIN 46R, and, as a result, we have recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares was based upon a reasonable period before and after the date that the terms of the acquisition were agreed to and announced.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and customer relationships, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and customer relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.

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

Gains on sales of real estate are recognized in accordance with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended, which we refer to as SFAS 66. The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third party ownership interest in accordance with SFAS 66.

Accounts Receivable.  We continuously monitor collections from our tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that we have identified. As of December 31, 2007 and 2006, the allowance for doubtful accounts is insignificant.

Impairment of Real Estate and Investment in Non-consolidated Entities.  We evaluate the carrying value of all real estate and investments in non-consolidated entities held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended, which we refer to as SFAS 144, has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, and an estimate of what lease rents will be if the property is vacant coupled with an estimate of proceeds to be realized upon sale. However, estimating market lease rents and future sale proceeds is highly subjective and such estimates could differ materially from actual results.

Tax Status.  We have made an election to qualify, and believe we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our REIT taxable income as defined under Sections 856 through 860 of the Code.

We are now permitted to participate in certain activities from which we were previously precluded in order to maintain our qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable subsidiaries under the Code. LRA and Lexington Contributions Inc., which we refer to as LCI, are, and LSAC was a, taxable REIT subsidiaries. As such, we are subject to federal and state income taxes on the income we receive from these activities.

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

Basis of Consolidation.  We determine whether an entity for which we hold an interest should be consolidated pursuant to FIN 46R. If the entity is not a variable interest entity, and we control the entity’s voting shares or similar rights, the entity is consolidated. FIN 46R requires us to evaluate whether we have a controlling financial interest in an entity through means other than voting rights.

Liquidity and Capital Resources

General.  Since becoming a public company, our principal sources of capital for growth have been the public and private equity and debt markets, property specific debt, our credit facility, issuance of OP units and undistributed cash flows. We expect to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on our access to capital sources. Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage and general economic and credit market conditions, which may be outside of management’s control or influence.

As of December 31, 2007, we held interests in approximately 280 consolidated properties, which were located in 42 states and the Netherlands. The real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property.

During the year ended December 31, 2007, in addition to the acquisition of our four co-investment programs, we purchased eight properties from third parties for a capitalized cost of $131.5 million and sold 53 consolidated properties to third parties for aggregate proceeds of $423.6 million, which resulted in a gain of $92.9 million.

Our principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under our unsecured credit facility, the MLP’s secured loan, co-investment programs and amounts that may be raised through the sale of securities in private or public offerings. For the years ended December 31, 2007 and 2006, the leases on our consolidated properties generated $385.9 million and $165.3 million, respectively, in rental revenue. The significant increase is due to the number of assets acquired in the Merger, the acquisition of the co-investment programs and the consolidation of LSAC effective in the fourth quarter of 2006.

In February 2007, we completed an offering of 6.2 million Series D Preferred Shares, having a liquidation amount of $25 per share and an annual dividend rate of 7.55% raising net proceeds of $149.8 million.

The MLP has a secured loan with Key Bank, N.A., which bears interest at LIBOR plus 60 basis points. As of December 31, 2007, $213.6 million was outstanding under the secured loan. The secured loan is scheduled to mature in June 2009. The secured loan requires monthly payments of interest only. The MLP is also required to make principal payments from the proceeds of certain property sales and certain refinancings if proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement. The secured loan has customary covenants, which the MLP was in compliance with at December 31, 2007.

During 2007, we obtained $247.0 million in non-recourse mortgage financings, which have a fixed weighted-average interest rate of 6.1%. The proceeds of the financing were used to partially fund acquisitions.

During 2007, we issued, through a wholly-owned subsidiary, $200.0 million in Trust Preferred Notes. These Trust Preferred Notes, which are classified as debt, (1) are due in 2037, (2) are redeemable by us commencing April 2012 and (3) bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.

In 2007, the MLP issued $450.0 million in 5.45% guaranteed exchangeable notes due in 2027, which can be put by the holder every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness under the MLP’s former secured loan. The notes are currently exchangeable at certain times by the holders into our common shares at a price of $21.99 per share; however, the principal balance must be satisfied in cash.

During 2006, in addition to the Merger, we including non-consolidated entities, obtained $215.3 million in non-recourse mortgage financings which have a fixed weighted average interest rate of 6.0%. The proceeds of the financings were used to partially fund acquisitions.

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

Dividends paid to our common and preferred shareholders increased to $137.3 million in 2007, compared to $93.7 million in 2006 and $87.1 million in 2005. The increase is attributable to the increase in our outstanding common and preferred shares and the special dividend paid in January 2007 relating to the Merger.

Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt and co-investment programs as well as other alternatives, will provide the necessary capital required by us. Cash flows from operations as reported in the Consolidated Statements of Cash Flows increased to $287.7 million for 2007 from $108.0 million for 2006 and $105.5 million for 2005. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $31.5 million in 2007, $154.1 million in 2006 and $643.8 million in 2005. Cash used in investing activities related primarily to investments in real estate properties, joint ventures and notes receivable. Cash provided by investing activities related primarily to collection of notes receivable, distributions from non-consolidated entities in excess of accumulated earnings and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities totaled $39.0 million in 2007, $0.5 million in 2006 and $444.9 million in 2005. Cash provided by financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and borrowings under our credit facility offset by dividend and distribution payments and debt payments.

UPREIT Structure.  Our UPREIT structure permits us to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP units in our operating partnerships. Substantially all outstanding OP units are redeemable by the holder at certain times for common shares on a one-for-one basis or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. No OP units have a liquidation preference. We account for outstanding OP units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP units are redeemed for our common shares.

In connection with the Merger, the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 MLP units totaling 35.5 million MLP units, other than MLP units held directly or indirectly by us.

During 2006, one of our operating partnerships issued 34 thousand units (or $0.8 million) in connection with an acquisition.

During 2005, one of our operating partnerships issued 0.4 million OP units for approximately $7.7 million in cash.

As of December 31, 2007, there were 39.7 million OP units outstanding. Of the total OP units outstanding, approximately 29.2 million are held by related parties. As of December 31, 2006, there were 41.2 million OP units outstanding, other than OP units held directly or indirectly by us.

Financing

Revolving Credit Facility.  Our $200.0 million revolving credit facility with Wachovia Bank N.A. and a consortium of other banks, (1) expires June 2008 and (2) bears interest at 120-170 basis points over LIBOR depending on our leverage (as defined) in the credit facility. Our credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of December 31, 2007, we were in compliance with all covenants, no borrowings were outstanding, $198.5 million was available to be borrowed, and $1.5 million letters of credit were outstanding under the credit facility. We have the ability to extend the maturity date of the facility to June 2009 by requesting such extension from the lenders between February 28, 2008 and March 28, 2008 and paying $0.4 million. We anticipate that we will extend the maturity date.

The MLP has a secured loan with Key Bank, N.A., which bears interest at LIBOR plus 60 basis points. As of December 31, 2007, $213.6 million was outstanding under the secured loan. The secured loan is scheduled to mature in June 2009. The secured loan requires monthly payments of interest only. The MLP is also required to make principal payments from the proceeds of certain property sales and certain refinancings if such proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement. The secured loan has customary covenants, which the MLP was in compliance with at December 31, 2007.

In 2007, the MLP issued $450 million in 5.45% guaranteed exchangeable notes due in 2027, which can be put by the holder every five years commencing 2012 and upon certain events. The net proceeds were used to repay indebtedness.

During 2007, we issued $200 million in Trust Preferred Notes. These Trust Preferred Notes, which are classified as debt, (1) are due in 2037, (2) are redeemable by us commencing April 2012 and (3) bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.

Debt Service Requirements.  Our principal liquidity needs are the payment of interest and principal on outstanding indebtedness. As of December 31, 2007, there were $3.0 billion of mortgages and notes payable outstanding, including discontinued operations. As of December 31, 2007, the weighted average interest rate on our outstanding debt was approximately 5.9%. Our ability to make debt service payments will depend upon our rental revenues and our ability to refinance the mortgage related thereto, sell the related property, have available amounts under our credit facility or access other capital. Our ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, our equity in the mortgaged properties, the financial condition and the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

We expect to continue to use property specific, non-recourse mortgages as we believe that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. In December 2005, we informed the lender for our Milpitas, California property that we would no longer make debt service payments and our intention to convey the property to the lender to satisfy the mortgage. We recorded a $12.1 million impairment charge in 2005 relating to this property and a gain on debt satisfaction of $6.3 million upon foreclosure on the property by the lender in 2006. During 2006, we satisfied a $20.4 million mortgage note by making a $7.5 million cash payment plus assigning a $5.4 million escrow to the lender, which resulted in a gain of $7.5 million.

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

Our tenants generally pay the rental obligations on ground leases either directly to the fee holder or to us as increased rent.

Contractual Obligations.  The following summarizes the Company’s principal contractual obligations as of December 31, 2007 ($000’s):

						2013 and
	2008	2009	2010	2011	2012	Thereafter	Total

Notes payable(2)(3)	$100,083	$339,552	$164,550	$184,059	$677,991	$1,581,315	$3,047,550
Contract rights payable	—	229	491	540	593	11,591	13,444
Purchase obligations	—	—	—	—	—	—	—
Tenant incentives	8,445	10,000	—	—	—	—	18,445
Operating lease obligations(1)	4,431	3,858	3,631	3,235	2,830	16,720	34,705

	$112,959	$353,639	$168,672	$187,834	$681,414	$1,609,626	$3,114,144

(1)	Includes ground lease payments and office rent. Amounts disclosed through 2008 include rent for our principal executive office which is fixed through 2008 and adjusted to fair market value as determined at January 2009. Therefore, the amounts for 2009 and thereafter do not include principal executive office rent. In addition certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

(2)	We have $1.5 million in outstanding letters of credit.

(3)	Includes balloon payments.

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

Share Repurchases.  In September 1998, our Board of Trustees approved a funding limit for the repurchase of 1.0 million common shares/OP units, and authorized any repurchase transactions within that limit. In November 1998, our Board of Trustees approved an additional 1.0 million common shares/OP units for repurchase, thereby increasing the funding limit to 2.0 million common shares/OP units available for repurchase. From September 1998 to March 2005, we repurchased approximately 1.4 million common shares/OP units at an average price of $10.62 per common share/OP unit. In November 2005, our Board of Trustees increased the remaining amount of common shares/OP units eligible for repurchase, so that an aggregate of 2.0 million common shares/OP units were then available for repurchase under the share repurchase program. In March 2007, the Board of Trustees increased the remaining amount of common shares/OP Units eligible for repurchase up to 10.0 million. In December 2007, the Board of Trustees increased the remaining amount of common share/op units eligible for repurchase up to 5.0 million. As of December 31, 2007, 5.8 million common shares/ OP units were eligible for repurchase under the authorization. In 2007, approximately 9.8 million common shares/OP units were repurchased in the open market and through private transactions with our employees and OP unitholders at an average price of $19.83 per share.

Results of Operations

Year ended December 31, 2007 compared with December 31, 2006.  Changes in our results of operations are primarily due to the Merger, which was effective December 31, 2006, and the acquisition of the outstanding interests in our co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2007 of $245.1 million, $220.6 million is attributable to rental revenue. The remaining $24.5 million increase in gross revenues in 2007 was primarily attributable to an increase in tenant reimbursements of $15.5 million and an increase in advisory and incentive fees of $9.0 million. The primary increase in advisory and incentive fees relates to promoted interests ($11.7 million) earned with respect to two co-investment programs and one advisory agreement.

The increase in interest and amortization expense of $98.5 million is due to the increase in long-term debt due to the growth of our portfolio resulting from the Merger and the acquisition of the outstanding interests in our co-investment programs.

The increase in property operating expense of $30.1 million is primarily due to an increase in properties for which we have operating expense responsibility, including an increase in vacancy.

The increase in depreciation and amortization of $160.2 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Merger and the acquisition of the outstanding interests in our co-investment programs. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $3.9 million is due primarily to (1) costs associated with the Merger ($3.2 million); (2) the costs associated with LSAC ($0.9 million); (3) costs incurred in the formation of NLS ($2.3 million); and (4) professional fees ($1.2 million) all of which is offset by a reduction in other costs including personnel costs ($5.1 million), which relates primarily to the accelerated amortization of non-vested common shares in 2006 of $10.8 million and an increase in severance costs in 2007 of $4.5 million.

Non-operating income increased $1.8 million due primarily to increased interest and dividends from investments, offset by a gain in 2006 relating to the sale of a Dana bankruptcy claim.

Impairment charges increased $8.3 million due to the impairment charge on two properties in 2007,which are currently vacant and management changed its strategy from a long-term hold to hold for disposal. We will commence marketing these properties in 2008, however, we are unsure if the properties will be sold within 12 months.

Debt satisfaction charges changed $8.4 million due to mortgages being satisfied at a loss of $1.2 million in 2007 due to sales of properties to affiliates, compared to mortgages being repaid in 2006 at a gain of $7.2 million.

Provision for income taxes increased $3.6 million due to the write-off deferred tax assets of LSAC, the gain realized due to the sale of properties to NLS and earnings of the taxable REIT subsidiaries.

Minority interest changed $3.3 million due to a reduction in earnings at the operating partnership level, primarily due to the impairment charges recorded on properties.

The equity in earnings of non-consolidated entities increase of $42.2 million is primarily due to the gains on sale realized relating to the dissolution of one co-investment program ($34.2 million) and gain recognized relating to the sale of an investment to NLS ($1.6 million).

The increase in gains on sale of properties — affiliates relates to the sale of properties to NLS.

Net income increased by $69.1 million primarily due to the net impact of items discussed above coupled with an increase of $72.0 million in income from discontinued operations.

In 2007, 56 properties were sold and classified as held for sale. In 2006, 17 properties were sold and classified as held for sale. Discontinued operations represents properties sold or held for sale. The total discontinued operations increased $72.0 million due to an increase in income from discontinued operations of $15.1 million coupled with a change in debt satisfaction charges of $12.4 million, an increase in gains on sale of $70.0 million, a change in minority interests share of income of $24.0 million, a reduction in impairment charges of $26.5 million and an increase in the provision for income taxes of $3.2 million.

Net income applicable to common shareholders in 2007 increased to $50.1 million compared to a net loss applicable to common shareholders in 2006 of $8.7 million. The increase is due to the items discussed above offset by an increase in preferred dividends of $10.3 million resulting from the issuance of Series D Preferred Shares. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Annual Report.

Year ended December 31, 2006 compared with December 31, 2005.  Changes in our results of operations are primarily due to the growth of our portfolio and costs associated with such growth. Of the increase in total gross revenues in 2006 of $24.3 million, $18.4 million is attributable to rental revenue. The remaining $5.9 million increase in gross revenues in 2006 was primarily attributable to a decrease in advisory and incentive fees of $0.8 million and a $6.7 million increase in tenant reimbursements.

The increase in interest and amortization expense of $8.9 million is due to the growth of our portfolio and partially financing such growth with debt.

The increase in property operating expense of $10.3 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $14.8 million is due primarily to the growth in real estate and intangibles through the acquisition of properties. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $18.0 million is due primarily to increases in personnel costs, including the accelerated amortization of time-based non-vested shares of $10.8 million.

Impairment loss increased $7.2 million due to an impairment charge for a property in 2006.

Non-operating income increased $7.4 million primarily due to a sale of a tenant bankruptcy claim in 2006.

Debt satisfaction gains increased $2.8 million due to the timing of mortgage payoffs.

The minority interest share of income decrease of $1.1 million is due to a decrease in earnings at the partnership level.

The equity in earnings of non-consolidated entities decrease of $2.0 million is primarily due to a decrease in earnings of non-consolidated entities, primarily related to depreciation and amortization.

Net income decreased by $24.9 million primarily due to the net impact of items discussed above coupled with an increase of $0.6 million in income from discontinued operations.

Discontinued operations represents properties sold or held for sale. Total discontinued operations increased $0.6 million due to a decrease in income from discontinued operations of $3.1 million coupled with a change in debt satisfaction gains of $5.2 million, an increase in gains on sale of $10.6 million, a change in minority interests share of loss of $3.1 million and an increase in impairment charges of $15.2 million. There was a net loss applicable to common shareholders in 2006 of $8.7 million compared to net income applicable to common shareholders in 2005 of $16.3 million. The decrease is due to the items discussed above.

Environmental Matters

Based upon management’s ongoing review of our properties, management is not aware of any environmental condition with respect to any of our properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and results of operations.

Recently Issued Accounting Standards

Recently Issued Accounting Standards.  In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123, (revised 2004) Share-Based Payment (“SFAS 123R”), which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also address transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R was effective for the fiscal year beginning on January 1, 2006. The impact of adopting this statement resulted in the elimination of $11,401 of deferred compensation and additional paid-in-capital from the consolidated statements of changes in shareholders’ equity as of January 1, 2006 and the adoption did not have a material impact on our results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of SFAS Statement No. 143 (“FIN 47”). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and /or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. The application of FIN 47 did not have a material impact on our consolidated financial position or results of operations.

In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005 for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships were required to apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 did not have a material impact on our financial position, results of operations or cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48, as of January 1, 2007, did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has determined that we will not adopt the fair value provisions of this pronouncement so it will have no impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits us to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. We adopted SAB 108 effective December 31, 2006, and its adoption had no impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interest expense will no longer be recorded in the income statement.

In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (EITF 07-06). EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 is not expected to have a material impact on our financial position, results of operations or cash flows.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement is not expected to have a material impact on our financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities.  As of December 31, 2007, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

In addition, the Company has $1.5 million in outstanding letters of credit.

Net Lease Strategic Assets Fund L.P. (NLS)

Net Lease Strategic Assets Fund L.P. is a co-investment program with Inland American (Net Lease) Sub, LLC ( Inland). NLS was established to acquire specialty real estate in the United States.

In addition to the properties already owned by NLS, NLS has a right to acquire an additional 13 properties from us. The acquisition of each of the 13 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions. Accordingly, neither the Company nor NLS can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire 11 of the assets by March 31, 2008 and two of the assets by June 30, 2008, NLS will no longer have the right to acquire the assets.

Concord Debt Holdings LLC

Through the MLP, we have a 50% interest in a co-investment program, Concord Debt Holdings LLC, which we refer to as Concord, that invests in real estate loan assets and debt securities. Our co-investment partner and the holder of the other 50% interest in Concord is WRT Realty L.P., which we refer to as WRT. WRT is the operating partnership subsidiary of Winthrop Realty Trust, and Michael L. Ashner, our Executive Chairman and Director of Strategic Acquisitions, is the Chairman and Chief Executive Officer of Winthrop Realty Trust.

Concord acquires, originates and manages loan assets and debt securities collateralized by real estate assets, including mortgage loans (commonly referred to as whole loans), subordinate interests in whole loans (either through the acquisition of a B-Note or a participation interest), mezzanine loans, and preferred equity and commercial real estate securities, including collateralized mortgage-backed securities, which we refer to as CMBS, and real estate collateral debt obligations, which we refer to as a CDO.

To date, each of the MLP and WRT has committed to invest $162.5 million in Concord, $5.1 million of which remained committed and unfunded by each of the MLP and WRT at December 31, 2007. In addition to capital contributions, Concord currently seeks to finance its loan assets and debt securities, and expects to finance the acquisition of additional loan assets and debt securities, through the use of various structures including repurchase facilities, credit facilities, credit lines, term loans, securitizations and issuances of common and preferred equity to institutional or other investors.

Concord is managed, and all its investments are sourced, by WRP Management LLC, a joint venture 50% owned by each of the MLP and WRT. WRP Management LLC subcontracts its management obligations with WRP Sub-Management LLC, which we refer to as the Concord Advisor, a subsidiary of Winthrop Realty Partners, L.P., which we refer to as WRP. Michael L. Ashner, our Executive Chairman and Director of Strategic Acquisitions, holds an equity interest in and controls WRP. The Concord Advisor has substantially the same executive officers as Winthrop Realty Trust and WRP. Certain investments and other material decisions with respect to Concord’s business require the consent of both us and WRT or our and WRT’s representatives on Concord’s investment committee.

Concord’s objective is to produce a stable income stream from investments in loan assets and debt securities by carefully managing credit risk and interest rate risk. Concord derives earnings from interest income rather than trading gains and intends to hold its loan assets and debt securities to maturity. Accordingly, the loan assets and debt securities in which Concord invests are selected based on their long-term earnings potential and credit quality.

Concord seeks to achieve its objective by acquiring and originating loan assets and debt securities collateralized by the core real estate groups of existing income producing office, retail, multi-family, warehouse and hospitality assets. Concord does not generally invest in industrial, R&D, special use or healthcare assets and Concord does not invest in any development projects, single family projects, condominium or condo conversion projects, raw land, synthetic loans or loans originated on assets located outside of the United States but may have interest in such assets if the underlying asset experiences a change in use. Further, Concord does not directly invest in single family home mortgages nor does it acquire loan assets or debt securities where the underlying obligor is either Winthrop Realty Trust or us or our respective affiliates. Concord only invests in assets in which the pool of potential buyers is broad and seeks to avoid assets which lack existing cash flow and/or were developed on a “for sale” basis. Moreover, depending on the size of the loan class, Concord generally seeks to acquire between 51% and 100% of the ownership position in the loan assets or debt securities in which it invests so as to control any decision making which might occur with respect to such instrument in the future.

Concord’s sole exposure to the single family residential market is with respect to an $11.5 million investment in a $1.0 billion bond, 18.5% of which is subordinate to Concord’s position. Collateral for this bond can consist of up to 10% of residential loans, with the balance of the collateral consisting of commercial loans. At December 31, 2007, the collateral for this bond consisted of only 7% of residential loans, some of which are considered “sub-prime.” As of December 31, 2007, Concord recorded an other than temporary impairment charge on this investment of $4.9 million.

Simultaneous with or following the acquisition of a loan asset or debt security, Concord seeks to enhance the return on its investment by obtaining financing. Concord’s original business model was to refinance its loan assets with long-term debt through the issuance of CDOs. To this end, Concord formed its first CDO, Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it refinanced approximately $464.6 million of its loan assets and debt securities.

The debt capital markets generally have experienced an increase in volatility and reduction in liquidity since the second quarter of 2007, which was initially triggered by credit concerns emanating from the single family residential market, particularly those loans commonly referred to as sub-prime loans. As a result of the increased volatility and reduction in liquidity in the debt capital markets, securitizations have become difficult if not impossible to execute. As a result, Concord has continued to finance its loan assets and debt securities through repurchase facilities that are either similar to (1) revolving loans where Concord has the ability to repurchase current assets on such facility (pay back the loan with respect to such asset) and finance other loan assets through such facility or (2) to term loans in that only specific loan assets secure such facility and once satisfied, Concord cannot use the facility for additional loan assets. See “Credit Facilities,” below. Concord expects to issue additional CDOs or other types of securitizations at such time, if at all, as such issuances will generate attractive risk-adjusted equity returns.

CDOs are a securitization structure whereby multiple classes of debt are issued to finance a portfolio of income producing assets, such as loan assets and debt securities. Cash flow from the portfolio of income producing assets is used to repay the CDO liabilities sequentially, in order of seniority. The most senior classes of debt typically have credit ratings of “AAA” through “BBB-” and therefore can be issued at yields that are lower than the average yield of the assets backing the CDO. That is, the gross interest payments on the senior classes of CDO securities are less than the average of the interest payment received by the CDO from its assets. On its existing CDO, Concord retained, and Concord expects that it will retain on any future CDOs, the equity and the junior CDO debt securities. As a result, assuming the CDO’s assets are paid in accordance with their terms, Concord’s return will be enhanced as Concord will retain the benefit of the spread between the yield on the CDO’s assets and the yield on the CDO’s debt. The equity and the junior CDO debt securities that Concord retained and intends to retain are the most junior securities in the CDO’s capital structure and are usually unrated or rated below investment grade. Concord also earns ongoing management fees for its management of the CDO collateral. A portion of these management fees is senior to the “AAA” rated debt securities of each CDO. In CDO-1, the level of leverage on the underlying assets was approximately 80%. The leverage level of Concord’s future CDOs may vary depending on the composition of the portfolio and market conditions at the time of the issuance of each CDO. Concord may increase or decrease leverage on its investment grade CDOs, at securitization, upward or downward to improve returns or to manage credit risk. In addition to CDO’s, Concord may also use other capital markets vehicles and structures to finance its real estate debt portfolio.

The Concord Advisor provides accounting, collateral management and loan brokerage services to Concord and its subsidiaries, including CDO-1. For providing these services, in 2007 Concord paid to the Concord Advisor a management fee of $1.9 million, which fees were based on the gross amount of loan assets acquired, and $0.7 million as reimbursement for certain direct costs incurred by the Concord Advisor solely for the benefit of Concord.

CDO-1

Concord holds loan assets and loan securities.  On December 21, 2006, Concord formed its first CDO, Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it financed approximately $464.6 million of its loan assets by issuing an aggregate of approximately $376.7 million of investment grade debt. Concord retained an equity and junior debt interest in the portfolio with a notional amount of $88.4 million. That is, if CDO-1 does not ultimately have sufficient funds to satisfy all of its obligations to its noteholders, Concord will bear the first $88.4 million in loss, one half of which would be attributable to our interest in Concord.

The financing through CDO-1 enhanced Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at December 31, 2007 was 6.7% and the weighted average interest rate on the amount payable by Concord on its notes at December 31, 2007 was 5.4%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan assets and loan securities. The following table summarizes the loan assets and loan securities and the note obligations for CDO-1 at December 31, 2007 are set forth below (amounts in thousands).

CDO Loan Assets and Loan Securities — December 31, 2007				CDO Notes — December 31, 2007
		Weighted	Weighted		Weighted
	Par Value of	Average	Averaged	Outstanding	Average
Date	CDO	Interest	Life	CDO	Interest	Stated	Retained
Closed	Collateral(3)	Rate	(Years)	Notes(1)	Rate	Maturity	Interest(2)

12/21/2006	$464,601	6.70%	4.29	$376,650	5.37%	12/2016	$88,350

(1)	Includes only notes held by third parties.

(2)	Concord’s potential economic loss is limited to the retained interest of its investment in CDO-1, of which the MLP would bear 50% of such loss.

(3)	Consists of loan assets with a par value of $338,681 and loan securities with a par value of $125,920.

CDO-1’s loan assets were diversified by industry as follows at December 31, 2007:

Industry	% of Face Amount

Office	44.22%
Hospitality	30.54%
Multi-family	8.62%
Industrial	7.09%
Mixed Use	5.10%
Retail	4.43%

100%

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of December 31, 2007:

				Fixed Rate:	Floating Rate:
	Carrying		Allocation by	Average	Average Spread
	Value(1)	Par Value	Investment Type	Yield	over LIBOR(2)
	(In thousands)

Whole loans, floating rate	$20,000	$20,000	4.31%	—	195 bps
Whole loans, fixed rate	20,900	20,900	4.50%	6.56%	—
Subordinate interests in whole loans, floating rate	108,766	108,864	23.43%	—	244 bps
Subordinate interests in whole loans, fixed rate	24,567	27,619	5.95%	7.46%	—
Mezzanine loans, floating rate	81,419	81,410	17.52%	—	270 bps
Mezzanine loans, fixed rate	77,669	79,888	17.19%	5.92%	—
Loan securities, floating rate	100,955	103,428	22.26%	—	189 bps
Loan securities, floating rate	18,448	22,492	4.84%	5.97%	—

Total/Average	$452,724	$464,601	100%	6.30%	230 bps

(1)	Net of scheduled amortization payments and prepayments, unamortized fees and discounts.

(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following table sets forth the maturity dates for the loan assets held in CDO-1 at December 31, 2007:

	Number of Loan
Year of Maturity	Assets Maturing	Carrying Value	% of Total
		(In thousands)

2008	7	$140,183	42.06%
2009	2	34,584	10.38%
2010	4	46,465	13.94%
2011	1	20,900	6.27%
2012	1	5,017	1.50%
Thereafter	7	86,172	25.85%

Total	22	$333,321	100%

Weighted average maturity is 3.45 years(1)

(1)	The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth a summary of the loan securities held in CDO-1 at December 31, 2007 (in thousands):

		Gross Unrealized	Impairment	Carrying
Description	Par Value	Loss	Loss	Value

Floating rate	$22,492	$(321)	$(1,601)	$18,448
Fixed rate	103,428	(2,355)	—	100,955

Total	$125,920	$(2,676)	$(1,601)	$119,403

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of the loan securities held in CDO-1 at December 31, 2007:

Rating	Par Value	Percentage
	(In thousands)

BBB+	$9,000	7.15%
BBB	2,151	1.71%
BBB-	44,384	35.25%
BB+	33,392	26.52%
BB	18,500	14.69%
B+	7,000	5.56%
Not rated	11,493	9.12%

Total	$125,920	100%

Concord’s Loan Assets and Loan Securities

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of Concord’s loan assets and loan securities in addition to its equity and debt interest in CDO-1 as of December 31, 2007:

				Fixed Rate:	Floating Rate:
			Allocation by	Average	Average Spread
	Carrying Value(1)	Par Value	Investment Type	Yield	over LIBOR(2)
	(In thousands)

Whole loans, floating rate	$136,260	$136,260	19%	—	218 bps
Whole loans, fixed rate	6,300	6,300	1%	6.40%	—
Subordinate interests in whole loans, floating rate	163,077	163,908	23%	—	223 bps
Subordinate interests in whole loans, fixed rate	14,196	15,750	2%	8.63%	—
Mezzanine loans, floating rate	230,852	236,436	33%	—	222 bps
Mezzanine loans, fixed rate	68,028	71,718	10%	7.45%	—
Loan securities, floating rate	43,260	56,400	8%	—	143 bps
Loan securities, fixed rate	25,411	27,084	4%	6.68%	—

Total/Average	$687,384	$713,856	100%	7.38%	214 bps

(1)	Net of scheduled amortization payments and prepayments, unamortized fees and discounts.

(2)	Spreads over an index other than LIBOR have been adjusted to a LIBOR based equivalent.

The following table sets forth the maturity dates for Concord’s loan assets:

	Number of Loan
Year of Maturity	Assets Maturing	Carrying Value	% of Total
	(In thousands)

2008	9	$185,500	30.0%
2009	9	134,052	21.7%
2010	3	81,903	13.2%
2011	1	6,300	1.0%
2012	3	72,968	11.8%
Thereafter	8	137,990	22.3%

Total	33	$618,713	100%

Weighted average maturity is 2.72 years(1)

(1)	The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth a summary of Concord’s loan securities at December 31, 2007:

		Gross Unrealized	Impairment	Carrying
Description	Par Value	Loss	Loss	Value

Floating rate	$56,400	$(3,487)	$(9,427)	$43,260
Fixed rate	27,084	(1,673)	—	25,411

Total	$83,484	$(5,160)	$(9,427)	$68,671

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of Concord’s loan securities at December 31, 2007:

Rating	Par Value	Percentage

AA-	$1,381	1.65%
A-	1,966	2.36%
BBB+	25,094	30.06%
BBB	15,833	18.97%
BBB-	30,392	36.40%
BB+	5,000	5.99%
Not rated	3,818	4.57%

Total	$83,484	100%

Concord’s loan assets were diversified by industry as follows at December 31, 2007:

Industry	% of Par Value

Office	46.4%
Hospitality	41.7%
Multi-family	6.4%
Mixed Use	5.3%
Industrial	0.2%

100%

Credit Facilities

As described above, Concord has financed certain of its loan assets and loan securities through credit facilities in the form of repurchase agreements. In the repurchase agreements entered into by Concord to date, the lender, referred to as the repurchase counterparty, purchases the loan asset or loan security from or on behalf of Concord and holds it on its balance sheet. Concord then repurchases the loan asset or loan security in cash on a specific repurchase date or, at the election of Concord, an earlier date. While the loan asset is held by the repurchase counterparty, the repurchase counterparty retains a portion of each interest payment made on such loan asset or loan security equal to the “price differential”, which is effectively the interest rate on the purchase price paid the repurchase counterparty to Concord for the loan asset or loan security, with the balance of such payments being paid to Concord. Pursuant to the terms of the repurchase agreements, if the market value of the loan assets or loan securities pledged or sold by Concord decline, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required by the repurchase counterparty to provide additional collateral or pay down a portion of the funds advanced. During 2007, Concord was required to pay down an aggregate of $24.0 million against $472.3 million of outstanding repurchase obligations.

Concord currently has five repurchase facilities, two of which are not loan asset/loan security specific and three of which are loan asset/loan security specific. That is, under the non-loan asset/loan security specific repurchase facilities, Concord has the ability to pay back the loan with respect to such asset/loan security and finance other loan assets or loan securities through such facility. With respect to the loan asset/loan security specific repurchase facilities, once the loan assets or loan securities securing such facility satisfied, Concord cannot use the facility for additional loan assets or loan securities.

The following table summarizes the terms of Concord’s current repurchase facilities at December 31, 2007 (in thousands):

	Maximum					Carrying Value of
	Outstanding	Outstanding	Interest Rate —	Maturity		Assets
Counterparty	Balance	Balance	LIBOR Plus(5)	Date		Securing Facility

Greenwich(1)	$39,079	$39,079	100 bps	12/08		$55,827
Greenwich(1)	59,613	59,613	100 bps	12/12		70,146
Column(1)	16,414	16,414	100 bps	3/09	(3)	25,270
Column(2)	350,000	308,508	85-135 bps(4)	3/09		412,561
Bear Stearns(2)	150,000	48,710	85-115 bps(4)	11/08		82,258

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.

(2)	Repurchase facilities may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent. Repurchase counterparties have advised that no additional advance will be made except, if at all, in connection with loans assets or debt securities acquired for the repurchase counterparty.

(3)	May be extended for up to three one-year extensions.

(4)	Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average at December 31, 2007 on the Column repurchase facility was 5.8% and on the Bear Stearns repurchase facility was 5.5%

(5)	Concord has entered into interest rate swaps with a total national amount of $203.3 million as of December 31, 2007 to manage exposure to interest rate movements affecting interest payments on certain variable-rate obligations.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our debt. As of December 31, 2007, and 2006, our variable rate indebtedness represented 7.0% and 28.8%, respectively, of total mortgages and notes payable. During 2007 and 2006, this variable rate indebtedness had a weighted average interest rate of 7.0% and 6.8%, respectively. Had the weighted average interest rate been 100 basis points higher our interest expense would have been increased by $1.5 million and $0.1 million in 2007 and 2006, respectively. As of December 31, 2007 and 2006, our fixed rate debt, including discontinued operations, was $2,833.9 million and $1,516.6 million, respectively, which represented 93.0% and 71.2%, respectively, of total long-term indebtedness. The weighted average interest rate as of December 31, 2007 of fixed rate debt was 5.9%, which approximates the weighted average fixed rate for debt obtained by us during 2007. The weighted average interest rate as of December 31, 2006 of fixed rate debt was 6.0%. With only $31.8 million in consolidated debt maturing in 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations. However, had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $25.9 million and $11.9 million for years ended December 31, 2007 and 2006, respectively.

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

In assessing the effectiveness of our internal controls over financial reporting, management used as guidance the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal controls over financial reporting are effective as of December 31, 2007.

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

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal controls over financial reporting. KPMG LLP has issued a report which is included on page 61 of this Annual Report.

Item 8.	Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
INDEX

Page

Reports of Independent Registered Public Accounting Firm	61
Consolidated Balance Sheets as of December 31, 2007 and 2006	63
Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	64
Consolidated Statements of Comprehensive Income for the years ended December 31, 2007, 2006 and 2005	65
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006 and 2005	66
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	67
Notes to Consolidated Financial Statements	68-101
Financial Statement Schedule
Schedule III — Real Estate and Accumulated Depreciation	102-111

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s annual report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as listed in the accompanying index, and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

New York, New York
February 28, 2008

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited the accompanying consolidated financial statements of Lexington Realty Trust and subsidiaries (the “Company”), as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

New York, New York
February 28, 2008

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets
($000 except per share amounts)
Years ended December 31,

	2007	2006

ASSETS
Real estate, at cost:
Buildings and building improvements	$3,388,421	$3,107,234
Land and land estates	694,020	625,717
Land improvements	893	2,044
Fixtures and equipment	11,944	12,161

	4,095,278	3,747,156
Less: accumulated depreciation	379,831	276,129

	3,715,447	3,471,027
Properties held for sale — discontinued operations	150,907	69,612
Intangible assets (net of accumulated amortization of $181,190 in 2007 and $33,724 in 2006)	516,698	468,244
Investment in and advances to non-consolidated entities	226,476	247,045
Cash and cash equivalents	412,106	97,547
Investment in marketable equity securities (cost of $2,647 in 2007 and $31,247 in 2006)	2,609	32,036
Deferred expenses (net of accumulated amortization of $12,154 in 2007 and $6,834 in 2006)	42,040	16,084
Rent receivable — current	25,289	43,283
Rent receivable — deferred	15,303	29,410
Notes receivable	69,775	50,534
Other assets, net	88,513	100,035

	$5,265,163	$4,624,857

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$2,312,422	$2,126,810
Exchangable notes payable	450,000	—
Trust notes payable	200,000	—
Contract rights payable	13,444	12,231
Liabilities — discontinued operations	119,093	6,064
Accounts payable and other liabilities	49,442	25,877
Accrued interest payable	23,507	10,818
Dividends payable	158,168	44,948
Prepaid rent	16,764	10,109
Deferred revenue (net of accretion of $14,076 in 2007 and $1,029 in 2006)	217,389	362,815

	3,560,229	2,599,672
Minority interests	765,863	902,741

	4,326,092	3,502,413

Commitments and contingencies (Notes 8, 9, 11, 12, 14, & 16)
Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares;
Series B Cumulative Redeemable Preferred, liquidation preference, $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000; 3,100,000 shares issued and outstanding	150,589	150,589
Series D Cumulative Convertible Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding in 2007	149,774	—
Special Voting Preferred Share, par value $0.0001 per share; authorized and issued 1 share in 2007 and 2006	—	—
Common shares, par value $0.0001 per share, authorized 400,000,000 shares, 61,064,334 and 69,051,781 shares issued and outstanding in 2007 and 2006, respectively	6	7
Additional paid-in-capital	1,033,332	1,188,900
Accumulated distributions in excess of net income	(468,167)	(294,640)
Accumulated other comprehensive income (loss)	(2,778)	1,273

Total shareholders’ equity	939,071	1,122,444

	$5,265,163	$4,624,857

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
($000 except per share amounts)
Years ended December 31,

	2007	2006	2005

Gross revenues:
Rental	$385,898	$165,275	$146,848
Advisory and incentive fees	13,567	4,555	5,365
Tenant reimbursements	32,282	16,863	10,170

Total gross revenues	431,747	186,693	162,383
Expense applicable to revenues:
Depreciation and amortization	(236,044)	(75,849)	(61,004)
Property operating	(61,095)	(30,947)	(20,641)
General and administrative	(39,389)	(35,514)	(17,554)
Impairment charges	(15,500)	(7,221)	—
Non-operating income	10,726	8,913	1,502
Interest and amortization expense	(163,628)	(65,097)	(56,177)
Debt satisfaction gains (charges), net	(1,209)	7,228	4,409

Income (loss) before benefit (provision) for income taxes, minority interests, equity in earnings of non-consolidated entities, gains on sale of properties-affiliates and discontinued operations	(74,392)	(11,794)	12,918
Benefit (provision) for income taxes	(3,374)	238	150
Minority interests	2,652	(601)	(1,694)
Equity in earnings of non-consolidated entities	46,467	4,248	6,232
Gains on sale of properties-affiliates	17,864	—	—

Income (loss) from continuing operations	(10,783)	(7,909)	17,606

Discontinued operations
Income from discontinued operations	29,561	14,459	17,593
Provision for income taxes	(3,327)	(73)	—
Debt satisfaction (charges) gains	(7,950)	4,492	(731)
Gains on sales of properties	92,878	22,866	12,291
Impairment charges	(1,670)	(28,209)	(13,006)
Minority interests share of (income) loss	(21,858)	2,127	(1,058)

Total discontinued operations	87,634	15,662	15,089

Net income	76,851	7,753	32,695
Dividends attributable to preferred shares — Series B	(6,360)	(6,360)	(6,360)
Dividends attributable to preferred shares — Series C	(10,075)	(10,075)	(10,075)
Dividends attributable to preferred shares — Series D	(10,298)	—	—

Net income (loss) allocable to common shareholders	$50,118	$(8,682)	$16,260

Income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.58)	$(0.47)	$0.03
Income from discontinued operations	1.35	0.30	0.30

Net income (loss)	$0.77	$(0.17)	$0.33

Weighted average common shares outstanding — basic	64,910,123	52,163,569	49,835,773

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.58)	$(0.47)	$0.03
Income from discontinued operations	1.35	0.30	0.30

Net income (loss)	$0.77	$(0.17)	$0.33

Weighted average common shares outstanding — diluted	64,910,123	52,163,569	49,902,649

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income
($000)
Years ended December 31,

	2007	2006	2005

Net income	$76,851	$7,753	$32,695

Change in other comprehensive income:
Unrealized gain (loss) in marketable equity securities	(896)	789	—
Unrealized gain in foreign currency translation	371	484	—
Unrealized loss on investments in non-consolidated entities	(3,526)	—	—

Other comprehensive income (loss)	(4,051)	1,273	—

Comprehensive income	$72,800	$9,026	$32,695

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
($000 except per share amounts)
Years ended December 31,

							Accumulated	Accumulated
	Number of		Number of		Additional	Deferred	Distributions	Other	Total
	Preferred		Common		Paid-in	Compensation,	In Excess of	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Net	Net Income	Income (Loss)	Equity

Balance at December 31, 2004	5,860,000	$207,441	48,621,273	$5	$766,882	$(8,692)	$(118,346)	$—	$847,290
Net income	—	—	—	—	—	—	32,695	—	32,695
Dividends — common shareholders	—	—	—	—	—	—	(72,617)	—	(72,617)
Dividends — preferred shareholders	—	—	—	—	—	—	(14,494)	—	(14,494)
Issuance of common shares, net	—	—	3,534,582	—	81,682	(5,575)	—	—	76,107
Issuance of preferred shares, net	400,000	19,463	—	—	—	—	—	—	19,463
Amortization of deferred compensation	—	—	—	—	—	2,866	—	—	2,866

Balance at December 31, 2005	6,260,000	226,904	52,155,855	5	848,564	(11,401)	(172,762)	—	891,310
Net income	—	—	—	—	—	—	7,753	—	7,753
Adoption of new accounting principle (Note 2)	—	—	—	—	(11,401)	11,401	—	—	—
Dividends — common shareholders	—	—	—	—	—	—	(109,088)	—	(109,088)
Dividends — preferred shareholders	—	—	—	—	—	—	(20,543)	—	(20,543)
Issuance of common shares, net	—	—	16,895,926	2	351,737	—	—	—	351,739
Issuance of special voting preferred	1	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	1,273	1,273

Balance at December 31, 2006	6,260,001	226,904	69,051,781	7	1,188,900	—	(294,640)	1,273	1,122,444
Net income	—	—	—	—	—	—	76,851	—	76,851
Dividends — common shareholders	—	—	—	—	—	—	(223,746)	—	(223,746)
Dividends — preferred shareholders	—	—	—	—	—	—	(26,733)	—	(26,733)
Issuance of common shares, net	—	—	1,608,369	—	34,554	—	101	—	34,655
Repurchase of common shares	—	—	(9,595,816)	(1)	(190,122)	—	—	—	(190,123)
Issuance of preferred shares, net	6,200,000	149,774	—	—	—	—	—	—	149,774
Other comprehensive loss	—	—	—	—	—	—	—	(4,051)	(4,051)

Balance at December 31, 2007	12,460,001	$376,678	61,064,334	$6	$1,033,332	$—	$(468,167)	$(2,778)	$939,071

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
($000 except per share amounts)
Years ended December 31,

	2007	2006	2005

Cash flows from operating activities:
Net income	$76,851	$7,753	$32,695
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	253,535	84,734	73,034
Minority interests	19,206	(2,842)	2,165
Gains on sales of properties	(110,742)	(21,549)	(11,578)
Debt satisfaction charges (gains), net	2,250	(14,761)	(4,536)
Impairment charges	17,170	35,430	12,879
Straight-line rents	16,151	(4,923)	(3,447)
Other non-cash charges	16,774	17,233	4,196
Equity in earnings of non-consolidated entities	(46,474)	(4,186)	(6,220)
Distributions of accumulated earnings from non-consolidated entities	7,930	8,058	7,561
Deferred tax assets	2,358	(738)	(466)
Increase (decrease) in accounts payable and other liabilities	4,999	1,999	(788)
Change in rent receivable and prepaid rent, net	12,378	(3,521)	2,790
Increase in accrued interest payable	15,193	1,383	235
Other adjustments, net	72	3,950	(3,063)

Net cash provided by operating activities	287,651	108,020	105,457

Cash flows from investing activities:
Net proceeds from sales/transfers of properties	423,634	76,627	96,685
Net proceeds from sales of properties-affiliates	126,628	—	—
Cash paid relating to Merger	—	(12,395)	—
Investments in real estate properties and intangible assets	(163,746)	(173,661)	(759,656)
Investments in and advances to non-consolidated entities	(97,942)	(9,865)	(41,943)
Acquisition of interest in certain non-consolidated entities	(366,614)	—	—
Acquisition of additional interest in LSAC	(24,199)	(42,619)	—
Collection of notes from affiliate	—	8,300	45,800
Issuance of notes receivable to affiliate	—	(8,300)	—
Principal payments received on loans receivable	8,499	—	—
Collection of notes	—	—	3,488
Real estate deposits	1,756	359	1,579
Investment in notes receivable	—	(11,144)	—
Proceeds from the sale of marketable equity securities	29,462	—	—
Investment in marketable equity securities	(723)	(5,019)	—
Distribution from non-consolidated entities in excess of accumulated earnings	9,457	19,640	17,202
Increase in deferred leasing costs	(5,713)	(1,737)	(2,919)
Change in escrow deposits and restricted cash	28,011	5,734	(4,013)

Net cash used in investing activities	(31,490)	(154,080)	(643,777)

Cash flows from financing activities:
Proceeds of mortgages and notes payable	246,965	147,045	516,520
Change in credit facility borrowing, net	(65,194)	65,194	—
Dividends to common and preferred shareholders	(137,259)	(93,681)	(87,111)
Dividend reinvestment plan proceeds	5,652	12,525	13,815
Principal payments on debt, excluding normal amortization	(665,124)	(82,010)	(50,936)
Principal amortization payments	(73,351)	(28,966)	(25,313)
Debt deposits	—	291	1,334
Proceeds from term loan	225,000	—	—
Proceeds from trust preferred notes	200,000	—	—
Proceeds from exchangeable notes	450,000	—	—
Issuance of common/preferred shares	149,898	272	80,671
Repurchase of common shares	(190,123)	(11,159)	—
Contributions from minority partners	—	810	9,412
Cash distributions to minority partners	(84,858)	(8,554)	(7,028)
Increase in deferred financing costs	(18,707)	(1,169)	(6,403)
Purchases of partnership units	(3,926)	(115)	(83)

Net cash provided by financing activities	38,973	483	444,878

Cash acquired in co-investment program acquisition	20,867	—	—

Cash associated with sale of interest in entity	(1,442)	—	—

Cash attributable to newly consolidated entity	—	31,985	—

Cash attributable to Merger	—	57,624	—

Change in cash and cash equivalents	314,559	44,032	(93,442)

Cash and cash equivalents, beginning of year	97,547	53,515	146,957

Cash and cash equivalents, end of year	$412,106	$97,547	$53,515

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
Notes to Consolidated Financial Statements
($000 except per share/unit amounts)
December 31, 2007 and 2006

(1)	The Company

Lexington Realty Trust, formerly Lexington Corporate Properties Trust (the “Company”), is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to institutional investors in the net lease area. As of December 31, 2007, the Company owned or had interests in approximately 280 consolidated properties located in 42 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to corporate tenants, however certain leases provide for the Company to be responsible for certain operating expenses. As of December 31, 2006, the Company owned or had interests in approximately 365 consolidated properties in 44 states and the Netherlands.

On December 31, 2006, the Company completed its merger (the “Merger”) with Newkirk Realty Trust, Inc., (“Newkirk”). Newkirk’s primary business was similar to the primary business of the Company. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership which we refer to as the MLP. Newkirk was the general partner and owned 31.0% of the units of limited partnership in the MLP (the “MLP units”). In connection with the Merger, the Company changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and an affiliate of the Company became the general partner of the MLP and another affiliate of the Company became the holder of a 31.0% ownership interest in the MLP. As of December 31, 2007, the Company owns 50.0% of the MLP.

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

During the first quarter of 2007, the Company’s Board of Trustees authorized the Company to repurchase, from time to time, up to 10.0 million common shares and/or operating partnership units in the Company’s operating partnership subsidiaries (“OP units”) depending on market conditions and other factors. During the fourth quarter of 2007, with the majority of the authorized repurchases made, the Board of Trustees increased the authorization by 5.0 million common shares/OP units. During the year ended December 31, 2007, the Company repurchased and retired approximately 9.8 million common shares/OP units at an average price of approximately $19.83 per common share/OP unit, in the open market and through private transactions with employees and third parties.

During 2007, the Company announced a strategic restructuring plan. The plan, when and if completed, will restructure the Company into a company consisting primarily of:

•	a wholly-owned portfolio of core office assets;

•	a wholly-owned portfolio of core warehouse/distribution assets;

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

•	a continuing 50% interest in a co-investment program that invests in senior and subordinated debt interests secured by both net leased and multi-tenanted real estate collateral;

•	a minority interest in a co-investment program that invests in specialty single tenant real estate assets; and

•	equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures or co-investment program.

In connection with the strategic restructuring plan, the Company:

•	acquired all of the outstanding interests not otherwise owned by the Company in Triple Net Investment Company LLC, one of the Company’s co-investment programs, which resulted in the Company becoming the sole owner of the co-investment program’s 15 primarily single tenant net leased properties;

•	acquired all of the outstanding interests not otherwise owned by the Company in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of the Company’s co-investment programs, which resulted in the Company becoming the sole owner of the co-investment program’s 26 primarily single tenant net leased properties;

•	terminated Lexington/Lion Venture L.P., one of its co-investment programs, and was distributed seven primarily single tenant net leased properties owned by the co-investment program;

•	announced a disposition program, whereby the Company began marketing non-core assets for sale; and

•	formed a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc., which acquired 30 assets previously owned by the Company, and which, in addition is under contract to acquire an additional 13 assets currently owned by the Company and may invest in “core plus” net leased assets, such as manufacturing assets, call centers and other specialty assets.

The Company can provide no assurances that it will dispose of any remaining assets under its disposition program or complete the sale/contribution of the remaining 13 assets under contract for sale/contribution, or acquire any additional assets through its newly formed co-investment program.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

of the adoption of EITF 05-06 did not have a material impact on the Company’s financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management has determined that the Company will not adopt the fair value provisions of this pronouncement so it will have no impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interest expense will no longer be recorded in the income statement.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (EITF 07-06). EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates.  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with generally accepted accounting principles. The most significant estimates made include the recoverability of accounts and notes receivable, allocation of property purchase price to tangible and intangible assets, the determination of impairment of long-lived assets and investment in and advances to non-consolidated entities and the useful lives of long-lived assets. Actual results could differ from those estimates.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and customer relationships, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and customer relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. Customer relationships are amortized to expense over the applicable lease term plus expected renewal periods.

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

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate, as amended (“SFAS 66”). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third party ownership interest in accordance with SFAS 66.

Accounts Receivable.  The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2007 and 2006, the Company’s allowance for doubtful accounts was insignificant.

Impairment of Real Estate and Investments in Non-consolidated Entities.  The Company evaluates the carrying value of all real estate and investments in non-consolidated entities and intangible assets held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sale proceeds is highly subjective and such estimates could differ materially from actual results.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods ranging from 8 to 40 years, land improvements from 15 to 20 years, and fixtures and equipment from 2 to 16 years.

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

Marketable Equity Securities.  The Company classifies its existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses, including the Company’s proportionate share of the unrealized gains or losses from non-consolidated entities, reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in the Consolidated Statement of Operations. Sales of securities are recorded on the trade date and gains and losses are generally determined by the specific identification method.

Investments in Debt Securities.  Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with other assets in the accompanying Consolidated Balance Sheet and amounted to $15,926 and $16,372 at December 31, 2007 and 2006, respectively. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment and would reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Derivative Financial Instruments.  The Company accounts for its interest rate cap agreement and its interest rate swap agreement in accordance with FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). In accordance with SFAS 133, interest rate cap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. The interest rate swap is designated as a cash flow hedge and the interest rate cap agreement is not designated as a hedge instrument and is measured at fair value with the resulting gain or loss recognized in interest expense in the period of change. Any ineffective amount of the interest rate swap is to be recognized in earnings each quarter. The fair value of these derivatives is included in other assets in the Consolidated Balance Sheet. As of December 31, 2007, only the interest rate cap agreement remains outstanding.

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap and cap agreements and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective, as defined by SFAS 133. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedge item (including forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. The Company may utilize interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative trading purposes.

Tax Status.  The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. LRA and LCI are, and LSAC was, a taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

During the fourth quarter of 2007, the Board of Trustees declared a special common share dividend of $2.10 per common share, which was paid in January 2008. During the fourth quarter of 2006, the Board of Trustees declared a special common share dividend of $0.2325 per common share, which was paid in January 2007.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

A summary of the average taxable nature of the Company’s common dividends for each of the years in the three year period ended December 31, 2007, is as follows:

	2007	2006	2005

Total dividends per share	$2.93342 (i)	$1.46	$1.44

Ordinary income	42.36%	68.89%	87.29%
15% rate — qualifying dividend	2.50	0.77	1.04
15% rate gain	35.62	7.97	8.72
25% rate gain	19.52	5.13	2.95
Return of capital	—	17.24	—

	100.00%	100.00%	100.00%

(i)	Includes the special dividend of $0.2325 paid in January 2007 and a portion of the special dividend of $2.10 paid in January 2008. Of the total dividend paid in January 2008, $1.21092 is allocated to 2007 and $1.26408 is allocated to 2008.

A summary of the average taxable nature of the Company’s dividend on Series B Cumulative Redeemable Preferred Shares for each of the years in the three year period ended December 31, 2007, is as follows:

	2007	2006	2005

Total dividends per share	$2.0125	$2.0125	$2.0125

Ordinary income	42.36%	83.24%	87.29%
15% rate — qualifying dividend	2.50	0.93	1.04
15% rate gain	35.62	9.63	8.72
25% rate gain	19.52	6.20	2.95

	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company’s dividend on Series C Cumulative Convertible Preferred Shares for each of the years in the three year period ended December 31, 2007, is as follows:

	2007	2006	2005

Total dividends per share	$3.25	$3.25	$2.624

Ordinary income	42.36%	83.24%	87.29%
15% rate — qualifying dividend	2.50	0.93	1.04
15% rate gain	35.62	9.63	8.72
25% rate gain	19.52	6.20	2.95

	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

A summary of the average taxable nature of the Company’s dividend on Series D Cumulative Redeemable Preferred shares for the year ended December 31, 2007, is as follows:

2007

Total dividends per share	$1.662

Ordinary income	42.36%
15% rate — qualifying dividend	2.50
15% rate gain	35.62
25% rate gain	19.52

100.00%

Cash and Cash Equivalents.  The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash.  Restricted cash, which is included in other assets in the consolidated balance sheet, is comprised primarily of cash balances held by lenders for construction and tenant improvement reserves and amounts deposited to complete tax-free exchanges.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Common Share Options.  All common share options outstanding were fully vested as of December 31, 2005. Common share options granted generally vested ratably over a four-year term and expired five years from the date of grant. The following table illustrates the effect on net income and net income per share if the fair value based method had been applied historically to all outstanding share option awards in each period:

2005

Net income allocable to common shareholders, as reported — basic	$16,260
Add: Stock based employee compensation expense included in reported net income	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	6

Pro forma net income — basic	$16,254

Net income per share — basic
Basic — as reported	$0.33

Basic — pro forma	$0.33

Net income allocable to common shareholders, as reported — diluted	$16,260
Add: Stock based employee compensation expense included in reported net income	—
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	6

Pro forma net income — diluted	$16,254

Net income per share — diluted
Diluted — as reported	$0.33

Diluted — pro forma	$0.33

There were no common share options issued in 2007, 2006 and 2005.

Environmental Matters.  Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2007 and 2006, the Company is not aware of any environmental matter that could have a material impact on the financial statements.

Segment Reporting.  The Company operates generally in one industry segment, investment in net-leased real properties.

Reclassifications.  Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation, including reclassifying certain income statement captions for properties held for sale as of December 31, 2007 and properties sold during 2007, which are presented as discontinued operations.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

(3)	Earnings Per Share

The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2007:

	2007	2006	2005

BASIC
Income (loss) from continuing operations	$(10,783)	$(7,909)	$17,606
Less — dividends attributable to preferred shares	(26,733)	(16,435)	(16,435)

Income (loss) attributable to common shareholders from continuing operations	(37,516)	(24,344)	1,171
Total discontinued operations	87,634	15,662	15,089

Net income (loss) attributable to common shareholders	$50,118	$(8,682)	$16,260

Weighted average number of common shares outstanding	64,910,123	52,163,569	49,835,773

Income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.58)	$(0.47)	$0.03
Income from discontinued operations	1.35	0.30	0.30

Net income (loss)	$0.77	$(0.17)	$0.33

DILUTED
Income (loss) attributable to common shareholders from continuing operations — basic	$(37,516)	$(24,344)	$1,171
Add — incremental income attributable to assumed conversion of dilutive interests	—	—	—

Income (loss) attributable to common shareholders from continuing operations	(37,516)	(24,344)	1,171
Income from discontinued operations	87,634	15,662	15,089

Net income (loss) attributable to common shareholders	$50,118	$(8,682)	$16,260

Weighted average number of shares used in calculation of basic earnings per share	64,910,123	52,163,569	49,835,773
Add — incremental shares representing:
Shares issuable upon exercise of employee share options	—	—	66,876

Weighted average number of shares used in calculation of diluted earnings per common share	64,910,123	52,163,569	49,902,649

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.58)	$(0.47)	$0.03
Income from discontinued operations	1.35	0.30	0.30

Net income (loss)	$0.77	$(0.17)	$0.33

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

(4)	Investments in Real Estate and Intangible Assets

During 2007 and 2006, the Company made acquisitions, excluding (1) properties acquired in the Merger, (2) acquired from the acquisition of the four co-investment programs, and (3) acquisitions made directly by non-consolidated entities (including LSAC), totaling $131,532 and $124,910, respectively.

In 2007 the Company acquired additional shares in LSAC for $16,781 and LSAC paid $7,418 to repurchase its common stock in a tender offer. On June 30, 2007, LSAC was merged with and into the Company and ceased to exist.

During the second quarter of 2007, the Company, including through its consolidated subsidiaries, completed transactions with its joint venture partners as summarized as follows:

Triple Net Investment Company LLC (“TNI”)

The Company entered into a purchase agreement with the Utah State Retirement Investment Fund, its partner in one of its co-investment programs, TNI, and acquired the 70% of TNI it did not already own. Accordingly, the Company became the sole owner of the 15 primarily single tenant net leased real estate properties owned by TNI. The Company acquired the interest through a cash payment of approximately $82,600 and the assumption of approximately $156,600 in non-recourse mortgage debt. The debt assumed by the Company bears stated interest at rates ranging from 4.9% to 9.4% with a weighted-average stated rate of 5.9% and matures at various dates ranging from 2010 to 2021. In connection with this transaction, the Company recognized $2,064 as an incentive fee in accordance with the TNI partnership agreement.

Lexington Acquiport Company LLC (“LAC”) and Lexington Acquiport Company II LLC (“LAC II”)

The Company entered into purchase agreements with the Common Retirement Fund of the State of New York, its 66.67% partner in one of its co-investment programs, LAC and 75% partner in another of its co-investment programs, LAC II, and acquired the interests in LAC and LAC II it did not already own. Accordingly, the Company became the sole owner of the 26 primarily single tenant net leased real estate properties owned collectively by LAC and LAC II. The Company acquired the interest through a cash payment of approximately $277,400 and the assumption of approximately $515,000 in non-recourse mortgage debt. The debt assumed by the Company bears interest at stated rates ranging from 5.0% to 8.2% with a weighted — average stated rate of 6.2% and matures at various dates ranging from 2009 to 2021.

Lexington/Lion Venture L.P. (“LION”)

The Company and its 70% partner in LION agreed to terminate LION and distribute the 17 primarily net leased properties owned by LION. Accordingly, the Company was distributed seven of the properties, which are subject to non-recourse mortgage debt of approximately $112,500. The debt assumed by the Company bears interest at stated rates ranging from 4.8% to 6.2% with a weighted — average stated rate of 5.4% and matures at various dates ranging from 2012 to 2016. In addition, the Company paid approximately $6,600 of additional consideration to its former partner in connection with the termination. In connection with this transaction, the Company recognized $8,530 as an incentive fee in accordance with the LION partnership agreement and was allocated equity in earnings of $34,164 related to its share of earnings relating to the 10 properties transferred to the partner.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

once it receives additional information. Accordingly, the allocations are subject to revision when final information is available, although the Company does not expect future revisions to have a significant impact on its financial position or results of operations.

Other

The Company sold to unrelated parties, 53 properties in 2007, seven properties in 2006 and seven properties in 2005, for aggregate net proceeds of $423,634, $76,627 and $41,151, respectively, which resulted in gains in 2007, 2006 and 2005 of $92,878, $22,866 and $12,291 respectively, which are included in discontinued operations.

During 2007, the Company formed a new co-investment program. See note 8 for a discussion of this transaction.

During 2007, the Company recorded an impairment charge of $15,500 on two properties in the Detroit, Michigan area, which are currently vacant. Management changed its strategy from a long-term hold to held for disposal. The Company will commence marketing these properties in 2008, however, management is unsure if the properties will be sold within 12 months.

During the second quarter of 2006, the Company recorded an impairment charge of $1,121 and accelerated amortization of an above market lease of $2,349 relating to the write-off of lease intangibles and the above-market lease for the disaffirmed lease of a property whose lease was rejected by the previous tenant in bankruptcy. The Company sold to an unrelated third party its bankruptcy claim to the disaffirmed lease for $5,376, which resulted in a gain of $5,242, which is included in non-operating income. In the fourth quarter of 2006, the Company recorded an additional impairment charge of $6,100 relating to this property.

For properties acquired during 2007, including those acquired from our four co-investment programs, the components of intangible assets and their respective weighted average lives are as follows:

		Weighted
		Average
	Costs	Life (yrs)

Lease origination costs	$165,885	8.9
Customer relationships	117,636	7.0
Above — market leases	22,560	7.0

	$306,081

As of December 31, 2007 and 2006, the components of intangible assets, are as follows:

	2007	2006

Lease origination costs	$404,820	$301,449
Customer relationships	178,716	93,323
Above-market leases	114,352	107,196

	$697,888	$501,968

The estimated amortization of the above intangibles for the next five years is $125,462 in 2008, $90,330 in 2009, $58,715 in 2010, $52,257 in 2011 and $44,434 in 2012.

Below-market leases, net of amortization, which are included in deferred revenue, are $216,923 and $360,227, respectively in 2007 and 2006. The estimated amortization for the next five years is $13,234 in 2008, $13,139 in 2009, $12,151 in 2010, $11,883 in 2011 and $11,440 in 2012.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

(5)	Newkirk Merger

On December 31, 2006 Newkirk merged with and into the Company pursuant to an Agreement and Plan of Merger dated as of July 23, 2006. The Company believes this strategic combination of two real estate companies achieved key elements of its then strategic business plan. The Company believed that the Merger enhanced its property portfolio in key markets, reduced its exposure to any one property or tenant credit, enabled the Company to gain immediate access to a debt platform and will allow it to build on its existing customer relationships. At the time of the Merger, Newkirk owned or held an ownership interest in approximately 170 industrial, office and retail properties.

Under the terms of the Merger Agreement, Newkirk stockholders received common shares of the Company for their Newkirk common stock. The Merger Agreement provided that each Newkirk stockholder received 0.8 of a common share of the Company, for each share of Newkirk common stock that the stockholder owned. Fractional shares, which were not material, were paid in cash. In connection with the Merger, the Company issued approximately 16.0 million common shares of the Company to former Newkirk stockholders.

The calculation of the purchase price was as follows:

Fair value of common shares issued	$332,050
Merger costs	13,537

Purchase price, net of assumed liabilities and minority interests	345,587
Fair value of liabilities assumed, including debt and minority interest	2,049,801

Purchase price	$2,395,388

The allocation of the purchase price is based upon estimates and assumptions. The Company engaged a third party valuation expert to assist with the fair value assessment of the real estate. During 2007, certain estimates were revised and these revisions did not have a significant impact on its financial position or results of operations. The reallocation to real estate was $8,235 during 2007.

The assets acquired and liabilities assumed were recorded at their estimated fair value at the date of acquisition, as summarized below:

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Allocation of purchase price:

Total real estate assets, including intangibles	$2,081,704
Investment in and advances to non-consolidated entities	99,396
Cash and cash equivalents	57,624
Accounts receivable	46,905
Restricted cash	39,640
Marketable equity securities	25,760
Other assets	44,359

Total assets acquired	2,395,388
Less:
Debt assumed	838,735
Minority interest	833,608
Below market leases	356,788
Accounts payable, accrued expenses and other liabilities assumed	20,670

Purchase price, net of assumed liabilities and minority interest	$345,587

In connection with the Merger, the Company allocated the purchase price to the following intangibles, included in total real estate assets above:

		Weighted Average
	Cost	Useful Life (yrs)

Lease origination costs	$175,658	13.1
Customer relationships	57,543	7.2
Above-market leases	85,511	3.2

	$318,712

The following unaudited pro forma financial information for the year ended December 31, 2006, gives effect to the Merger as if it had occurred on January 1, 2005. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

	Year Ending
	December 31,
	2006	2005

Total gross revenues	$376,659	$346,080
Income (loss) from continuing operations	586	(3,163)
Net income	34,967	15,338
Net income (loss) per common share — basic	0.27	(0.02)
Net income (loss) per common share — diluted	0.27	(0.02)

Certain non-recurring charges recognized historically by Newkirk have been eliminated for purposes of the unaudited pro forma consolidated information.

(6)	Discontinued Operations and Assets Held For Sale

At December 31, 2007, the Company had three properties held for sale with aggregate assets of $150,907 and liabilities, principally mortgage notes payable and below-market lease obligations, aggregating $119,093. As of

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

December 31, 2006, the Company had nine properties held for sale, with aggregate assets of $69,612 and liabilities of $6,064. In 2007, 2006 and 2005, the Company recorded impairment charges, of $1,670, $28,209 and $13,006, respectively, related to discontinued operations.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2007, 2006 and 2005:

	Year Ending December 31,
	2007	2006	2005

Total gross revenues	$53,613	$32,599	$42,057
Pre-tax income, including gains on sales	$90,961	$15,735	$15,089

The provision for income taxes included in discontinued operations in 2007 of $3,327 relates primarily to taxes incurred on the sale of properties by taxable REIT subsidiaries, including C-Corp built in gain taxes. The federal and state portion of the $3,327 is $2,731 and $596, respectively.

Scheduled principal and balloon payments for mortgage and notes payable included in discontinued operations for the next five years and thereafter are as follows:

Year Ended
December 31,	Total

2008	$759
2009	987
2010	1,230
2011	1,299
2012	1,371
Thereafter	79,482

$85,128

During 2007, the Company sold one property for a sale price of $35,700 and provided $27,700 in secured financing to the buyer at a rate of 6.45%. The note matures in 2015 when a balloon payment of 25,731 is due.

During 2006, the Company conveyed a property to a lender for full satisfaction of a loan and satisfied the related mortgages on properties sold, which resulted in a net debt satisfaction gain of $4,492. In addition, the Company sold one property for a sale price of $6,400 and provided $3,200 in interest only secured financing to the buyer at a rate of 6.0%, which matures in 2017.

During 2006, the tenant in a property in Warren, Ohio exercised its option to purchase the property at fair market value, as defined in the lease. Based on the appraisals received and the procedure set forth in the lease, the Company estimated that the fair market value, as defined in the lease, would not exceed approximately $15,800. Accordingly, the Company recorded an impairment charge of $28,209 in the third quarter of 2006. The Company sold the property in 2007 for $15,800.

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

The Company has not treated properties sold to Net Lease Strategic Assets Fund LP as discontinued operations as it has continuing involvement with such assets through its partnership interest. In addition, management will not

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

consider “non-core” assets being marketed for sale as discontinued operations until all criteria of SFAS 144 have been met, including that it is probable that a sale will take place within 12 months.

(7)	Notes Receivable

As of December 31, 2007 and 2006, the Company’s notes receivable, including accrued interest, are comprised of first and second mortgage loans on real estate aggregating $69,775 and $50,534, respectively, bearing interest, including imputed interest, at rates ranging from 5.46% to 8.33% and maturing at various dates between 2011 and 2022

(8)	Investment in Non-Consolidated Entities

In 2007 the Company acquired additional shares in LSAC for $16,781 and LSAC paid $7,418 to repurchase its common stock in a tender offer. On June 30, 2007, LSAC was merged with and into Company and ceased to exist.

During 2007, the Company acquired all the interests it did not already own in TNI, LAC, LACII and LION. See note 4.

The Company received a waiver from the Securities and Exchange Commission to not provide audited financial statements of LION, which was dissolved in June 2007, for the period January 1, 2007 through May 31, 2007 as long as summarized financial data of LION for such period is provided.

The following is a summary income statement data for LION for the period January 1, 2007 through May 31, 2007 and the years ended December 31, 2006 and 2005:

	2007	2006	2005

Gross rental revenues	$21,883	$51,425	$42,362
Depreciation and amortization	(9,349)	(21,895)	(18,508)
Interest expense	(6,669)	(15,657)	(13,619)
Property operating and other	(5,272)	(12,461)	(8,227)

Income before gain on sale	$593	$1,412	$2,008

Concord Debt Holdings LLC (“Concord”)

The MLP and WRT Realty L.P. (“Winthrop”) have a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. The Company’s Executive Chairman and Director of Strategic Acquisitions is also the Chief Executive Officer of the parent of Winthrop. The co-investment program is equally owned and controlled by the MLP and Winthrop. The MLP and Winthrop have committed to invest up to $162,500 each in Concord. As of December 31, 2007 and 2006, $155,830 and $93,051, respectively, was the Company’s investment in Concord. All profits, losses and cash flows are distributed in accordance with the respective membership interests.

Concord is governed by an investment committee which consists of three members appointed by each of Winthrop and the MLP with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote of the members appointed by Winthrop and the MLP. Pursuant to the terms of the limited liability company agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, require the consent of the investment committee; provided, however, the consent of both Winthrop and the MLP is required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

by Winthrop or the MLP would require consent of Winthrop’s Conflicts Committee or the Company’s independent trustees.

Concord has various repurchase agreements. As of December 31, 2007 and 2006, these facilities have an aggregate of $472,324 and $43,893, respectively, outstanding. In 2006, Concord completed its first collateralized debt obligation offering by issuing $376,650 of debt and retaining a notional equity investment of $88,350. As the securitization did not satisfy the conditions to be accounted for as a sale under generally accepted accounting principles, the assets and related debt have been retained on Concord’s balance sheet.

The following is summary balance sheet data as of December 31, 2007 and 2006 and income statement data for the year ended December 31, 2007 for Concord:

	As of 12/31/07	As of 12/31/06

Investments	$1,140,108	$450,870
Cash, including restricted cash	19,094	148,261
Warehouse debt facilities obligations	472,324	43,893
Collateralized debt obligations	376,650	376,650
Members’ equity	310,922	186,515

For the Year
Ended 12/31/07

Interest and other income	$68,453
Interest expense	(41,675)
Impairment charge	(11,028)
Other expenses and minority interests	(5,554)

Net income	10,196
Other comprehensive loss (unrealized loss on investments and swaps)	(16,780)

Comprehensive loss	$(6,584)

Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired. Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on valuations performed by Concord’s management. The unrealized loss on Concord’s bonds is the result of a decrease in the value compared to the acquisition cost of the securities. The MLP’s share of Concord’s net income and other comprehensive loss were $5,098 and $(8,390), respectively.

Net Lease Strategic Assets Fund L.P. (“NLS”)

Net Lease Strategic Assets Fund L.P. is a co-investment program with Inland American (Net Lease) Sub, LLC (“Inland”). NLS was established to acquire specialty real estate in the United States. In connection with the formation of NLS and on December 20, 2007, the Company contributed 12 properties to NLS along with $6,721 in cash and Inland contributed $121,676 in cash. In addition, the Company sold for cash 18 properties, or interest therein, to NLS and recorded an aggregate gain of $19,422, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity of 47.23%. The properties, including interests therein, were subject to $186,302 in mortgage debt. After such formation transaction Inland and the Company owned 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s $87,615 preferred equity.

Inland and the Company are entitled to a return on/of their respective investments as follows: (1) Inland −9% on its common equity, (2) the Company −6.5% on its preferred equity, (3) the Company −9% on its common equity, (4) return of the Company preferred equity, (5) return of Inland common equity (6) return of the Company

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

common equity and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland and 15% to the Company.

In addition to the initial capital contributions, the Company and Inland may invest an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets. LRA has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by the NLS.

In addition, NLS has a right to acquire an additional 13 properties from the Company. The acquisition of each of the 13 assets by NLS is subject to satisfaction of conditions precedent to closing, including the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions. Accordingly, neither the Company nor NLS can provide any assurance that the acquisition by NLS will be completed. In the event that NLS does not acquire 11 of the assets by March 31, 2008 and two of the assets by June 30, 2008, NLS will no longer have the right to acquire such assets.

The mortgage debt assumed by NLS has stated rates ranging from 5.2% to 8.5%, with a weighted average rate of 5.9% and maturity dates ranging from 2009 to 2025.

The following is summary historical cost basis selected balance sheet data as of December 31, 2007 and income statement data for the period from December 20, 2007 (date of sale/contribution) to December 31, 2007.

As of 12/31/07

Real estate, including intangibles	$405,834
Cash	1,884
Mortgages payable	171,556

For the Period
12/20/07 to 12/31/07

Gross rental revenues	$951
Expenses	(352)

Net income	$599

The Company incurred transaction costs relating to the formation of NLS of $2,316 which are included in general and administrative expenses in the consolidated statements of operations.

LEX-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the Company holds a 28% ownership interest, commenced a tender offer to acquire up to 45,000,000 shares of common stock in Wells Real Estate Investment Trust, Inc., (“Wells”), a non-exchange traded entity, at a price per share of $9.30. The tender offer expired in 2007 at which time Lex-Win received tenders based on the letters of transmittal it received for approximately 4,800,000 shares representing approximately 1% of the outstanding shares in Wells. After submission of the letters to Wells, the actual number of shares acquired in Wells was approximately 3,900,000. During 2007, the Company funded $12,542 relating to this tender and received $1,890 relating to the adjustment of the tendered shares. WRT Realty, L.P. also holds a 28% interest in Lex-Win. The Executive Chairman and Director of Strategic Acquisitions of the Company is an affiliate of WRT Realty, L.P. Profits, losses and cash flows are allocated in accordance with the membership interests.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Other Equity Method Investment Limited Partnerships

The Company is a partner in eight partnerships with ownership percentages ranging between 26% and 40%, which own net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships are encumbered by $100,944 in mortgage debt (the Company’s proportionate share is $32,987) with interest rates ranging from 5.2% to 15.0% with a weighted average rate of 8.6% and maturity dates ranging from 2008 to 2018.

The Company, through LRA, earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $1,226, $3,815, and $4,742 in 2007, 2006 and 2005, respectively. In addition, the Company earned incentive fees in 2007 of $11,685.

(9)	Mortgages and Notes Payable and Contract Rights Payable

The Company had outstanding mortgages and notes payable of $2,312,422 and $2,126,810 as of December 31, 2007 and 2006, respectively, excluding discontinued operations. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.89% to 10.5% at December 31, 2007 and the mortgages and notes payable mature between 2008 and 2022. Interest rates, including imputed rates, ranged from 3.89% to 10.5% at December 31, 2006. The weighted average interest rate at December 31, 2007 and 2006 was approximately 5.9% and 6.1%, respectively.

During 2007 and 2006, the Company obtained $246,965 and $187,447 in non-recourse mortgages that bear interest at a weighted average fixed rate of 6.1% and 6.0% respectively and have maturity dates ranging from 2014 to 2021.

The MLP had a secured loan, which bore interest, at the election of the MLP, at a rate equal to either (1) LIBOR plus 175 basis points or (2) the prime rate. This loan was fully repaid during 2007. As of December 31, 2006, $547,199 was outstanding.

The Company has a $200,000 revolving credit facility, which expires June 2008, bears interest at 120-170 basis points over LIBOR, depending on the amount of the Company’s leverage level and has an interest rate period of one, three or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants, which the Company was in compliance with as of December 31, 2007 and 2006. As of December 31, 2007, there were no outstanding borrowings under the credit facility, approximately $198,500 was available to be borrowed and the Company has outstanding letters of credit aggregating $1,500. The Company pays an unused facility fee equal to 25 basis points if 50% or less of the credit facility is utilized and 15 basis points if greater than 50% of the credit facility is utilized. As of December 31, 2006 approximately $65,194 was outstanding under this line of credit and is included in the $2,126,810 above.

The Company obtained a $225,000 secured term loan from KeyBank N.A. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants which the Company was in compliance with as of December 31, 2007. The loan requires the Company to make principal payments from the proceeds of certain property sales, unless the proceeds are used to complete a tax-free exchange, and financing of certain properties. As of December 31, 2007, there was $213,635 outstanding relating to this note, which is included in the $2,312,422 above. The proceeds of the secured term loan were used to purchase the interests in the co-investment programs.

As of December 31, 2007, the MLP has a LIBOR rate cap agreement at 6% with SMBC Derivative Products Limited until August 2008 for a notional amount of $290,000. During 2007, the Company settled an interest rate swap agreement for $1,870 in cash and recognized a loss of $649.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (losses), excluding discontinued operations, of $(1,209), $7,228 and $4,409 for the years ended December 31, 2007, 2006 and 2005, respectively.

Contract rights payable is a promissory note with a fixed interest rate of 9.68%, which provides for the following amortization payments:

Year ending
December 31,	Total

2008	$—
2009	229
2010	491
2011	540
2012	593
Thereafter	11,591

$13,444

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any repayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

Scheduled principal and balloon payments for mortgages and notes payable, excluding mortgages payable relating to discontinued operations, for the next five years and thereafter are as follows:

Years ending
December 31,	Total

2008	$99,324
2009	338,565
2010	163,319
2011	182,760
2012	226,621
Thereafter	1,301,833

$2,312,422

(10)	Exchangeable Notes and Trust Notes Payable

The Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity and upon certain events. The notes are convertible by the holders into common shares at a price of $25.25 per share, subject to adjustment upon certain events. The initial exchange rate is subject to adjustment under certain events including increases in the Company’s rate of dividends. Due to the special dividend declared by the Board of Trustees in 2007, the exchange price per share is currently $21.99. Upon exchange the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option.

The Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are redeemable by the Company

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity.

Scheduled principal payments for these debt instrument for the next five years and thereafter are as follows:

Year ending
December 31,	Total

2008	$—
2009	—
2010	—
2011	—
2012	450,000	(1)
Thereafter	200,000

$650,000

(1)	Although the exchangeable guaranteed notes mature in 2037, the notes can be put to the Company in 2012.

The estimated fair value of these debt instruments is $593,750. In addition, the Company is in compliance with its obligations under the documents governing these debt instruments.

(11)	Leases

Lessor:

Minimum future rental receipts under the non-cancellable portion of tenant leases, excluding leases on properties held for sale, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Years ending
December 31,	Total

2008	$422,579
2009	359,495
2010	308,388
2011	286,200
2012	254,431
Thereafter	983,308

$2,614,401

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

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

Minimum future rental payments under non-cancellable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value for the next five years and thereafter are as follows:

Years ending
December 31,	Total

2008	$3,744
2009	3,768
2010	3,538
2011	3,140
2012	2,806
Thereafter	16,720

$33,716

Rent expense for the leasehold interests was $3,255, $604 and $528 in 2007, 2006 and 2005, respectively.

The Company leases its corporate headquarters. The lease expires December 2015, with rent fixed at $599 per annum through December 2008 and will be adjusted to fair market value, as defined, thereafter. The Company is also responsible for its proportionate share of operating expenses and real estate taxes. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. The Company also leases an office in San Francisco until March 2012. The minimum lease payments for these offices are $686 for 2008, $90 for 2009, $92 for 2010, $95 for 2011 and $24 for 2012. Rent expense for these offices for 2007, 2006 and 2005 was $975, $877 and $861, respectively, and is included in general and administrative expenses.

(12)	Minority Interests

In conjunction with several of the Company’s acquisitions, property owners were issued OP units as a form of consideration in exchange for the property. In connection with the Merger, the MLP effected a reverse unit-split pursuant to which each outstanding MLP unit was converted into 0.80 MLP units totaling 35.5 million, excluding MLP units held directly or indirectly by the Company. Holders of certain MLP units have voting rights equivalent to common shareholders of the Company through the Special Voting Preferred Share. Pursuant to a voting trustee agreement, NKT Advisors, LLC, an affiliate of Michael L. Ashner, the Company’s Executive Chairman, holds the one share of the Company’s special voting preferred stock and is required to cast the votes attached to the special voting preferred stock in proportion to the votes it receives from holders of voting MLP units, other than the general partner of the MLP or any other Lexington affiliate, provided that Vornado Realty Trust (“Vornado”) will not have the right to vote for board members of the Company at any time when an affiliate of Vornado is serving or standing for election as a board member of the Company. NKT Advisors, LLC will be entitled to vote Vornado’s voting MLP units in its sole discretion to the extent the voting rights of Vornado’s affiliates are so limited. Substantially all of OP units, other than the OP units held directly or indirectly by the Company, are redeemable at certain times, only at the option of the holders, for common shares or, on a one-for-one basis, at the Company’s option, cash at various dates and are not otherwise mandatorily redeemable by the Company. During 2006, one of the Company’s operating

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

partnerships issued 33,954 OP units ($750) in connection with an acquisition. During 2005, one of the Company’s operating partnerships issued 352,244 OP units for $7,714 in cash. As of December 31, 2007, there were 39.7 million OP units outstanding. Of the total OP units outstanding, 29.2 million are held by related parties. Generally, holders of OP units are entitled to receive distributions equal to the dividends paid to our common shareholders, except that certain OP units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company’s dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in the Company’s dividend. No OP units have a liquidation preference. As of December 31, 2006, there were 41.2 million OP units outstanding. As of December 31, 2007, the Company’s common shares had a closing price of $14.54 per share. Assuming all outstanding OP units not held by the Company were redeemed on such date the estimated fair value of the OP units is $577,517. The Company has the ability and intent to settle such redemptions in common shares.

(13)	Preferred and Common Shares

During 2007, the Company issued 6,200,000 of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) with a liquidation amount of $155,000, which pays dividends at an annual rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not so listed, the Series D Preferred will pay dividends at an annual rate of 8.55%.

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

During 2005, the Company issued 400,000 shares (which were issued pursuant to an underwriters over allotment option) of Series C Cumulative Convertible Preferred Stock, raising net proceeds of $19,463. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $20,000, and the Company commencing November 2009, if certain common share prices are achieved, can force conversion into common shares. At issuance each share was convertible into 1.8643 common shares. This conversion ratio may increase over time if the Company’s common share dividend exceeds certain quarterly thresholds. Due to the special dividend declared by the Company’s Board of Trustees, each share is convertible into 2.1683 common shares as of December 31, 2007.

If certain fundamental changes occur, holders may require the Company, in certain circumstances, to repurchase all or part of their Series C Cumulative Convertible Preferred Stock. In addition, upon the occurrence

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

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

During 2007 and 2006, holders of an aggregate of 1,283,629 and 96,205 OP Units redeemed such OP Units for common shares of the Company. These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $25,223 and $1,099, respectively.

During 2007 and 2006, the Company issued 0 and 639,353 common shares, respectively, to certain employees. These common shares generally vest ratably, primarily over a 5 year period, however in certain situations the vesting is cliff-based after 5 years and in other cases vesting only occurs if certain performance criteria are met (see Note 14).

During 2007 and 2006, the Company issued 282,051 and 627,497 common shares, respectively, under its dividend reinvestment plan which allows shareholders to reinvest dividends to purchase common shares.

(14)	Benefit Plans

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

Share option activity during the years indicated is as follows:

		Weighted-Average
	Number of	Exercise Price
	Shares	Per Share

Balance at December 31, 2004	$176,330	$14.70
Granted	—	—
Exercised	(133,830)	14.71
Forfeited	(2,000)	13.66
Expired	—	—

Balance at December 31, 2005	40,500	14.71
Granted	—	—
Exercised	(20,500)	14.15
Forfeited	(2,000)	15.50
Expired	(1,500)	11.82

Balance at December 31, 2006	16,500	15.56
Granted	—	—
Exercised	(15,500)	15.56
Forfeited	—	—
Expired	(1,000)	15.50

Balance at December 31, 2007	$—	$—

The Company has a 401(k) retirement savings plan covering all eligible employees. The Company will match 100% of the first 2.5% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $382, $229 and $179 of contributions are applicable to 2007, 2006 and 2005, respectively.

Non-vested share activity for the year ended December 31, 2007, is as follows:

	Number of	Weighted-Average
	Shares	Value Per Share

Balance at December 31, 2006	654,761	$21.52
Granted	—	—
Forfeited	(8,430)	21.99
Vested	(224,608)	20.48

Balance at December 31, 2007	421,723	$22.06

As of December 31, 2007, of the remaining 421,723 non-vested shares, 140,424 are subject to time vesting and 281,299 are subject to performance vesting. There are 4,999,422 awards available for grant at December 31, 2007 and the Company has $6,394 in unrecognized compensation costs that will be charged to compensation expense over an average of approximately 3.5 years.

In 2006, the Board of Trustees approved the accelerated vesting of certain time based non-vested shares, which resulted in a charge to earnings of $10,758, which is included in general and administrative expenses.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

During 2007, 2006 and 2005, the Company recognized $3,645, $16,950 (including the $10,758 in accelerated amortization of non-vested shares), and $3,595, respectively, in compensation relating to share grants to trustees and employees.

The Company has established a trust for certain officers in which non-vested common shares, which generally vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2007 and 2006, there were 427,531 common shares in the trust.

On February 6, 2007, the Board of Trustees established the Lexington Realty Trust 2007 Outperformance Program, a long-term incentive compensation program. Under this program, participating officers will share in an “outperformance pool” if the Company’s total shareholder return for the three-year performance period beginning on the effective date of the Program, January 1, 2007, exceeds the greater of an absolute compounded annual total shareholder return of 10% or 110% of the compounded annual return of the MSCI US REIT INDEX during the same period measured against a baseline value equal to the average of the ten consecutive trading days immediately prior to April 1, 2007. The size of the outperformance pool for this program will be 10% of the Company’s total shareholder return in excess of the performance hurdle, subject to a maximum amount of $40,000. On April 2, 2007, the Compensation Committee modified the effective date of the program from January 1, 2007 to April 1, 2007. On December 20, 2007, the program was modified to clarify the definition of annual shareholder return.

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

A third party was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of grant date, it was determined that the value of the awards was $1,901. As of December 31, 2007, the value of the awards was $715. The Company recognized $111 in compensation expenses relating to the award during the year ended December 31, 2007.

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

In the event of a change in control (as determined for purposes of the program) during the performance period, the performance period will be shortened to end on the date of the change in control and participating officers’ awards will be based on performance relative to the hurdle through the date of the change in control and participating officers’ awards will be based on performance relative to the hurdle through the date of the change in control. Any common shares earned upon a change in control will be fully vested. In addition, the performance period will be shortened to each for an executive officer if he or she is terminated by the Company without “cause” or he or she resigns for “good reason,” as such terms are defined in the executive officer’s employment agreement.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

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

(15)	Income Taxes

The benefit (provision) for income taxes relates primarily to the taxable income of the Company’s taxable REIT subsidiaries. The earnings, other than in taxable REIT subsidiaries, of the Company are not generally subject to Federal income taxes at the Company level due to the REIT election made by the Company.

Income taxes have been provided for on the asset and liability method as required by Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The Company’s benefit (provision) for income taxes for the years ended December 31, 2007, 2006 and 2005 is summarized as follows:

	2007	2006	2005

Current:
Federal	$(928)	$(139)	$(222)
State and local	(2,679)	(331)	(93)
NOL utilized	799	—	—
Deferred:
Federal	(407)	561	358
State and local	(159)	147	107

	$(3,374)	$238	$150

Deferred tax assets of $872 and $3,230 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006, respectively. These deferred tax assets relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax, basis of real estate investments and net operating loss carry forwards.

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2007	2006	2005

Federal benefit at statutory tax rate (34)%	$488	$548	$96
State and local taxes, net of Federal benefit	4	86	24
Other	(3,866)	(396)	30

	$(3,374)	$238	$150

The “other” amount of $3,866 is comprised primarily of state taxes of $2,396 and the write-off of deferred tax assets of $1,605 relating to the dissolution of LSAC and the acquisition of our co-investment programs.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

As of December 31, 2007 and 2006, the Company has estimated net operating loss carry forwards for federal income tax reporting purposes of $5,126 and $11,781, respectively, which would begin to expire in tax year 2025. No valuation allowances have been recorded against deferred tax assets as the Company believes they are fully realizable, based upon projected future taxable income.

(16)	Commitments and Contingencies

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. In management’s opinion, after consultation with legal counsel, the outcome of such matters, including the matters set forth below, are not expected to have a material adverse effect on the Company’s financial position, result of operations or cash flows.

Lexington Streetsboro LLC v. Alfred Geis, et al.

Beginning in January 2005, on behalf of one of the Company’s co-investment programs, the Company received notices from the tenant in the Streetsboro, Ohio facility regarding certain alleged deficiencies in the construction of the facility as compared to the original building specifications. Upon acquisition of the facility from the developer, the then owner of the facility obtained an indemnity from the principals of the developer covering a breach of construction warranties, the construction and/or the condition of the premises. After two years of correspondence among the owner of the facility, the developer and the tenant, the Company (after the acquisition of the facility from our co-investment program) entered into an amendment to the lease with the tenant providing for the repair of a portion of the alleged deficiencies and commenced such repairs beginning in the summer of 2007.

Following a demand for reimbursement under the indemnity agreement, the Company filed suit against the developer and the principals of the developer in the Federal District Court for the Northern District of Ohio on August 10, 2007 to enforce our rights (Lexington Streestboro LLC v. Alfred Geis, et al., Case No. 5:07CV2450). On November 1, 2007, the developer filed (1) counter-claims against the Company for unjust enrichment regarding the repair work performed and for a declaration of its obligations under the indemnity agreement and (2) multiple cross-claims against its sub-contractors asking to be reimbursed for any deficiencies in the building specifications for which they are held liable. The developer was also permitted by the Court to file a claim against the tenant. The suit is on-going.

As of December 31, 2007, the Company has incurred $3.7 million of expenses in connection with the work covered by the lease amendment and the enforcement of the Company’s rights under the indemnity agreement. The Company may seek an additional $2.5 million for future costs that may be incurred in connection with other potential deficiencies. The Company intends to vigorously pursue its claims and reimbursement under the indemnity agreement, and believes that the receivable recorded is collectable.

Deutsche Bank Securities, Inc.

On June 30, 2006, the Company, including a non-consolidated entity, sold to Deutsche Bank Securities, Inc., (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376, (“ Farmington Hills claim”), and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680, (“ Antioch claim”). Under the terms of the agreements covering the sale of the claims, the Company is obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company’s consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

for the Antioch claim. Deutsche Bank has made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but has not made a formal demand with respect to the Antioch claim, which the estimate is $388 plus interest. The Company informed Deutsche Bank that it does not intend to honor any demand for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits and (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools. The Company intends to vigorously defend any further claims or demands by Deutsche Bank or the holders of the claims. The Company believes that no material amount will be paid to Deutsche Bank relating to this item.

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

During 2007, the Company wrote off approximately $431 relating to costs incurred for the LSAC initial public offering. The costs were written off when LSAC decided not to pursue an initial public offering of its shares.

(17)	Related Party Transactions

Certain officers of the Company own OP units or other interests in entities consolidated or accounted for under the equity method.

All related party acquisitions, sales and loans were approved by the independent members of the Board of Trustees or the Audit Committee.

As of December 31, 2007 and 2006, the Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two mortgage loans encumbering MLP properties. As of December 31, 2007 and 2006, the value of the ownership interests was $15,926 and $16,371, respectively.

An affiliate of our Executive Chairman and Director of Strategic Acquisitions provides certain asset management, investor and administrative services to certain partnerships in which the Company owns an equity interest. The total fees earned by and overhead reimbursed to this affiliate in 2007 was $2,606.

In addition, an affiliate of the Executive Chairman and Director of Strategic Acquisitions provides management services on certain of the Company’s properties. The total fees earned by this affiliate in 2007 was $901.

As of December 31, 2007 and 2006, $21,378 and $20,886, respectively, in mortgage notes payable are due to entities owned by significant OP unitholders and the Executive Chairman and Director of Strategic Acquisitions. The mortgages were assumed in connection with the Merger. In addition, the Company leases four properties to these entities. During 2007, the Company recognized $1,575 in rental revenue from these properties. The Company leases its corporate office in New York City from Vornado, a significant OP unitholder. Rent expense for this property was $829 in 2007.

During 2007, the Company repurchased common shares from two of its officers for an aggregate of $405 and purchased LSAC shares from several of its officers for $2,200.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

During 2007, the MLP and Winthrop Realty L.P., an entity affiliated with the Company’s Executive Chairman, entered into a joint venture with other unrelated partners, to acquire shares of Wells Real Estate Investment Trust (see note 8).

The Company has agreed with Vornado to operate the MLP as a real estate investment trust and to indemnify Vornado for any actual damages incurred by Vornado if the MLP is not operated as a REIT. Clifford Broser, a member of the Company’s Board of Trustees, is a Senior Vice President of Vornado.

Winthrop Realty L.P., an affiliate of the Company’s Executive Chairman and Director of Strategic Acquisitions, is the 50% partner in Concord Debt Holdings LLC (see note 8).

In addition, the Company earns fees from certain of its non-consolidated investments (see note 8).

(18)	Fair Market Value of Financial Instruments

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable.  The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

Notes Receivable.  The Company has determined that the fair value of these instruments approximates carrying costs as their interest rates approximate market.

Mortgages, Notes Payable and Contract Rights Payable.  The Company determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments approximates the carrying value as of December 31, 2007 and 2006.

(19)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

For the years ended December 31, 2007, 2006 and 2005, no tenant represented 10% or more of gross revenues.

Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(20)	Supplemental Disclosure of Statement of Cash Flow Information

During 2007, 2006 and 2005, the Company paid $154,917, $70,256 and $65,635, respectively, for interest and $3,452, $273, and $1,703, respectively, for income taxes.

During 2007 and 2006, the Company had a change in the unrealized gain (loss) on marketable equity securities of $(896) and $789 and an unrealized gain in foreign currency translation of $371 and $484, respectively. In addition, the Company had an unrealized loss from investments held by non-consolidated entities of $3,526 in 2007. As of December 31, 2007 the Company had a cumulative (1) unrealized loss on marketable securities of $107, (2) unrealized gain on foreign currency translation of $855 and (3) unrealized loss on investment from non-consolidated entities of $3,526.

During 2007, 2006 and 2005, the Company recognized $3,645, $16,950 (including the $10,758 in accelerated amortization of non-vested shares), $3,595, respectively, in compensation relating to share grants to trustees and employees.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

During 2007, the Company sold one property for a sale price of $35,700 and provided $27,700 in secured financing to the buyer.

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

During 2007 and 2006, the Company recorded a derivative asset of $0 and $2,745 and a derivative liability of $0 and $512, respectively.

During 2007, 2006 and 2005, holders of an aggregate of 1,283,629, 96,205 and 37,200 OP Units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders’ equity and corresponding decreases in minority interests of $25,223, $1,099 and $441, respectively.

In connection with the acquisition of the co-investment programs, the Company paid approximately $366,600 in cash and acquired approximately $1,071,000 in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000 in mortgages payable, $40,000 in below-market leases and $14,000 in all other assets and liabilities (see note 8).

In connection with the formation of NLS in 2007, the Company contributed real estate and intangibles, net of accumulated depreciation and amortization, of $129,427, to NLS and consolidated mortgage notes payable in the amount of $171,502 were assumed by NLS.

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

In 2005, the Company contributed properties (along with non-recourse mortgage notes of $36,041) to joint venture entities for capital contributions of $32,170. In addition, during 2004 the Company issued mortgage notes receivable of $45,800 relating to these contributions, which were repaid in 2005.

See footnote 5 for discussion of the Merger.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)
($000 except per share/unit amounts)

(21)	Unaudited Quarterly Financial Data

	2007
	3/31/2007	6/30/2007	9/30/2007	12/31/2007

Total gross revenues(1)	$81,943	$109,510	$118,032	$122,262
Net income	$2,215	$28,939	$14,463	$31,234
Net income (loss) allocable to common shareholders — basic	$(3,416)	$21,906	$7,429	$24,199
Net income (loss) allocable to common shareholders — per share:
Basic	$(0.05)	$0.34	$0.12	$0.39
Diluted	$(0.05)	$0.34	$0.12	$0.39

	2006
	3/31/2006	6/30/2006	9/30/2006	12/31/2006

Total gross revenues(1)	$46,367	$44,209	$46,216	$49,901
Net income (loss)	$6,078	$25,520	$(17,596)	$(6,249)
Net income (loss) allocable to common shareholders — basic	$1,969	$21,411	$(21,704)	$(10,358)
Net income (loss) allocable to common shareholders — per share:
Basic	$0.04	$0.41	$(0.42)	$(0.20)
Diluted	$0.04	$0.41	$(0.42)	$(0.20)

(1)	All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2007 and 2006, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Income.

The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

(22)	Subsequent Events

Subsequent to December 31, 2007, the Company:

•	Sold two properties, which are classified as held for sale at December 31, 2007, for an aggregate sales price of $6,060;

•	Repurchased approximately 963,000 common shares for $13,998 or $14.53 per share; and

•	Repurchased $89,500 face amount of the 5.45% exchangeable guaranteed notes for $78,503, including accrued interest.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Initial cost to Company and Gross Amount at which carried at End of Year(A)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

R&D	Glendale, AZ	$14,084	$4,996	$24,392	$29,388	$14,557	Nov-86	1985	12 & 40
Industrial	Marshall, MI	0	40	900	940	526	Aug-87	1979	12, 20 & 40
Industrial	Marshall, MI	0	129	3,836	3,965	1,992	Aug-87	1968/1972	12, 20, 22 & 40
Office/Warehouse	Tampa, FL	7,941	1,900	9,854	11,754	4,758	Nov-87	1986	28, 30 & 40
Office/Warehouse	Memphis, TN	***	1,053	11,538	12,591	9,566	Feb-88	1987	8 &15
Office	Tampa, FL	5,741	2,160	7,127	9,287	4,234	Jul-88	1986	10, 24, 26, 31, & 40
Retail	Oxon Hill, MD	0	403	2,765	3,168	1,616	Aug-95	1976	18.21 & 24
Retail	Rockville, MD	0	0	1,784	1,784	1,041	Aug-95	1977	20 & 22
Retail/Health Club	Canton, OH	427	602	3,819	4,421	1,145	Dec-95	1987	40
Office	Salt Lake City, UT	4,712	0	55,404	55,404	24,821	May-96	1982	26
Retail	Honolulu, HI	***	0	11,147	11,147	9,458	Dec-96	1980	5
Retail	Tulsa, OK	0	447	2,432	2,879	1,492	Dec-96	1981	14 & 24
Retail	Clackamas, OR	0	523	2,847	3,370	1,747	Dec-96	1981	14 & 24
Retail	Lynwood, WA	0	488	2,658	3,146	1,631	Dec-96	1981	14 & 24
Warehouse	New Kingston, PA	3,230	674	5,360	6,034	1,446	Mar-97	1981	40
Warehouse	Mechanicsburg, PA	5,005	1,012	8,039	9,051	2,169	Mar-97	1985	40
Warehouse	New Kingston, PA	6,780	1,380	10,963	12,343	2,958	Mar-97	1989	40
Office	Dallas, TX	0	3,582	37,246	40,828	8,563	Sep-97	1981	40
Office	Decatur, GA	6,106	975	14,252	15,227	3,438	Dec-97	1983	40
Office	Richmond, VA	15,745	0	27,282	27,282	8,460	Dec-97	1990	32.25
Office	Hebron, OH	***	1,063	4,271	5,334	645	Dec-97	2000	40
Office/Warehouse	Bristol, PA	9,262	2,508	10,915	13,423	2,446	Mar-98	1982	40
Office	Hebron, KY	0	1,615	7,958	9,573	1,830	Mar-98	1987	6, 12 & 40
Office	Palm Beach Gardens, FL	10,536	3,578	14,848	18,426	3,435	May-98	1996	40
Industrial	Auburn Hills, MI	6,590	2,788	6,648	9,436	2,638	Jul-98	1989/1998	40
Warehouse/Distribution	Baton Rouge, LA	1,581	685	3,316	4,001	764	Oct-98	1998	9 & 40
Office	Herndon, VA	18,041	5,127	20,730	25,857	4,135	Dec-99	1987	40
Office	Bristol, PA	5,442	1,073	7,709	8,782	1,550	Dec-99	1998	40
Office	Hampton, VA	6,984	2,333	9,352	11,685	1,431	Mar-00	1999	40
Office	Phoenix, AZ	18,807	4,666	19,966	24,632	3,689	May-00	1997	6 & 40
Industrial	Danville, IL	6,161	1,796	7,182	8,978	1,266	Dec-00	2000	40
Retail	Eau Claire, WI	1,583	860	3,441	4,301	527	Nov-01	1994	40
Retail	Canton, OH	2,993	884	3,534	4,418	541	Nov-01	1995	40
Industrial	Plymouth, MI	4,442	1,533	6,130	7,663	939	Nov-01	1996	40
Retail	Spartanburg, SC	2,486	834	3,334	4,168	510	Nov-01	1996	40
Industrial	Henderson, NC	4,007	1,488	5,953	7,441	912	Nov-01	1998	40
Office	Hampton, VA	4,283	1,353	5,441	6,794	1,060	Nov-01	2000	40
Retail	Westland, MI	1,087	1,444	5,777	7,221	884	Nov-01	1987/1997	40
Office	Phoenix, AZ	***	2,287	20,584	22,871	2,009	Nov-01	1995/1994	20 & 40
Industrial	Hebron, OH	***	1,681	6,779	8,460	1,038	Dec-01	1999	5 & 40
Industrial	Dillon, SC	22,950	3,223	26,054	29,277	3,254	Dec-01	2001/2005	22 & 40
Office	Lake Forest, CA	10,352	3,442	13,769	17,211	1,994	Mar-02	2001	40
Office	Fort Mill, SC	10,903	3,601	14,404	18,005	1,815	Dec-02	2002	40
Office	Boca Raton, FL	20,400	4,290	17,160	21,450	2,091	Feb-03	1983/2002	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Industrial	Dubuque, IA	10,597	2,052	8,443	10,495	955	Jul-03	2002	12 & 40
Office	Wallingford, CT	3,371	1,049	4,198	5,247	424	Dec-03	1978/1985	40
Industrial	Waxahachie, TX	0	652	13,045	13,697	3,709	Dec-03	1996/1997	10, 16 & 40
Office	Wall Township, NJ	29,430	8,985	26,961	35,946	4,160	Jan-04	1983	22 & 40
Industrial	Moody, AL	7,241	654	9,943	10,597	2,024	Feb-04	2004	10, 15 & 40
Industrial	Houston, TX	24,498	13,894	14,488	28,382	1,358	Mar-04	1992	40
Office	Sugar Land, TX	15,670	1,834	16,536	18,370	1,550	Mar-04	1997	40
Office	Houston, TX	6,948	644	7,424	8,068	696	Mar-04	1981/1999	40
Office	Florence, SC	8,678	3,235	12,941	16,176	1,920	May-04	1998	40
Office	Clive, IA	5,784	2,761	7,453	10,214	1,590	Jun-04	2003	12, 13 & 40
Office	Carrollton, TX	13,921	2,487	18,157	20,644	2,379	Jun-04	2003	19 & 40
Industrial	High Point, NC	8,146	1,330	11,183	12,513	1,718	Jul-04	2002	18 & 40
Office	Southfield, MI	***	0	12,124	12,124	2,707	Jul-04	1963/1965	7, 16 & 40
Industrial	San Antonio, TX	28,671	2,482	38,535	41,017	6,416	Jul-04	2001	17 & 40
Office	Fort Mill, SC	20,238	1,798	25,192	26,990	4,497	Nov-04	2004	15 & 40
Office/R&D	Foxboro, MA	14,091	1,586	18,245	19,831	2,971	Nov-04	1965/1988	15 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Office	Foxboro, MA	18,351	2,231	25,653	27,884	3,952	Dec-04	1982	16 & 40
Industrial	Olive Branch, MS	0	198	10,276	10,474	2,234	Dec-04	1989	8, 15 & 40
Office	Los Angeles, CA	11,235	5,110	10,911	16,021	1,952	Dec-04	2000	13 & 40
Industrial	Knoxville, TN	7,628	1,079	10,762	11,841	1,598	Mar-05	2001	14 & 40
Office	Tempe, AZ	13,336	0	14,564	14,564	2,285	Apr-05	1998	13 & 40
Office	Farmington Hills, MI	0	3,400	6,040	9,440	2,333	Apr-05	1999	22 & 40
Industrial	Kalamazoo, MI	17,243	960	17,714	18,674	1,867	Apr-05	1999	22 & 40
Industrial	Millington, TN	17,427	723	19,119	19,842	2,549	Apr-05	1997	16 & 40
Office	Fort Meyers, FL	8,912	1,820	10,198	12,018	1,644	Apr-05	1997	13 & 40
Office	Harrisburg, PA	8,968	900	10,526	11,426	2,406	Apr-05	1998	9 & 40
Office	Indianapolis, IN	12,881	1,700	16,448	18,148	3,422	Apr-05	1999	10 & 40
Office	Tulsa, OK	7,509	2,126	8,493	10,619	1,727	Apr-05	2000	11 & 40
Office	Houston, TX	17,261	3,750	21,149	24,899	3,410	Apr-05	2000	13 & 40
Office	Houston, TX	16,589	800	22,538	23,338	4,152	Apr-05	2000	11 & 40
Office	San Antonio, TX	12,784	2,800	14,587	17,387	2,761	Apr-05	2000	11 & 40
Office	Richmond, VA	10,373	1,100	11,919	13,019	1,725	Apr-05	2000	15 & 40
Office	Suwannee, GA	11,325	3,200	10,903	14,103	1,885	Apr-05	2001	12 & 40
Office	Indianapolis, IN	9,419	1,360	13,067	14,427	2,160	Apr-05	2002	12 & 40
Office	Lakewood, CO	8,493	1,400	8,653	10,053	1,478	Apr-05	2002	12 & 40
Office	Atlanta, GA	44,228	4,600	55,333	59,933	8,715	Apr-05	2003	13 & 40
Office	Houston, TX	12,955	1,500	14,581	16,081	2,146	Apr-05	2003	14 & 40
Office	Allen, TX	30,582	7,600	35,343	42,943	6,759	Apr-05	1981/1983	11 & 40
Office	Philadelphia, PA	48,727	13,209	50,744	63,953	7,284	Jun-05	1957	10, 14, 15 & 40
Industrial	Dry Ridge, KY	7,112	560	12,553	13,113	1,091	Jun-05	1988	25 & 40
Industrial	Elizabethtown, KY	2,994	352	4,862	5,214	422	Jun-05	2001	25 & 40
Industrial	Elizabethtown, KY	15,874	890	26,868	27,758	2,334	Jun-05	1995/2001	25 & 40
Industrial	Owensboro, KY	6,346	393	11,956	12,349	1,011	Jun-05	1998/2000	25 & 40
Industrial	Hopkinsville, KY	9,304	631	16,154	16,785	1,355	Jun-05	Various	25 & 40
Office	Southington, CT	13,456	3,240	25,339	28,579	11,828	Nov-05	1983	12, 28 & 40
Office	Omaha, NE	8,802	2,566	8,324	10,890	538	Nov-05	1995	20 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Office	Sugarland, TX	9,742	2,725	10,027	12,752	878	Nov-05	2004	20 & 40
Office	Tempe, AZ	8,313	0	9,443	9,443	586	Dec-05	1998	30 & 40
Industrial	Collierville, TN	***	714	2,455	3,169	204	Dec-05	2005	20 & 40
Industrial	Crossville, TN	0	545	6,999	7,544	692	Jan-06	1989/2006	17 & 40
Office	Renswoude, Netherlands	39,178	2,913	26,403	29,316	2,386	Jan-06	1994/2003	17 & 40
Office	Memphis, TN	3,951	464	4,467	4,931	207	Nov-06	1888	20 & 40
Office	Charleston, SC	7,350	1,189	8,724	9,913	427	Nov-06	2006	40
Office	Hanover, NJ	16,627	4,063	19,711	23,774	913	Nov-06	2006	20 & 40
Office	Hilliard, OH	28,960	3,214	29,028	32,242	1,405	Dec-06	2006	40
Retail, Office, Garage	Honolulu, HI	***	21,094	13,163	34,257	326	Dec-06	1917/1980	40
Industrial	Long Beach, CA	5,902	6,230	7,802	14,032	386	Dec-06	1981	40
Industrial	Palo Alto, CA	***	12,398	16,977	29,375	2,224	Dec-06	1974	40
Industrial	Orlando, FL	***	1,030	10,869	11,899	306	Dec-06	1981	40
Industrial	McDonough, GA	23,000	2,463	24,291	26,754	585	Dec-06	2000	40
Industrial	Rockford, IL	4,278	509	5,289	5,798	145	Dec-06	1992	40
Industrial	Rockford Central, IL	2,622	371	2,573	2,944	76	Dec-06	1998	40
Industrial	Owensboro, KY	4,666	819	2,439	3,258	159	Dec-06	1975	40
Industrial	North Berwick, ME	***	1,383	31,817	33,200	820	Dec-06	1965	40
Industrial	Lumberton, NC	***	405	12,049	12,454	387	Dec-06	1998	40
Industrial	Statesville, NC	14,100	891	16,494	17,385	638	Dec-06	1999	40
Industrial	Saugerties, NY	0	508	2,837	3,345	73	Dec-06	1979	40
Industrial	Cincinnati, OH	***	1,009	7,007	8,016	212	Dec-06	1991	40
Industrial	Columbus, OH	***	1,990	10,580	12,570	348	Dec-06	1973	40
Industrial	N. Myrtle Beach, SC	***	1,481	2,078	3,559	91	Dec-06	1983	40
Industrial	Franklin, TN	0	964	8,783	9,747	449	Dec-06	1970	40
Industrial	Memphis, TN	0	1,553	12,326	13,879	379	Dec-06	1973	40
Industrial	Garland, TX	0	2,606	20,452	23,058	434	Dec-06	1980	40
Land	Baltimore, MD	0	4,571	0	4,571	0	Dec-06	N/A	N/A
Office	Little Rock, AR	***	1,353	2,260	3,613	68	Dec-06	1980	40
Office	Irvine, CA	4,079	4,758	36,262	41,020	930	Dec-06	1983	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Office	Long Beach, CA	15,923	19,672	67,478	87,150	2,501	Dec-06	1981	40
Office	Pleasanton, CA	4,414	2,671	2,839	5,510	276	Dec-06	1984	40
Office	San Francisco, CA	22,455	14,539	36,505	51,044	932	Dec-06	1959	40
Office	Walnut Creek,, CA	***	4,214	13,803	18,017	374	Dec-06	1983	40
Office	Colorado Springs, CO	***	1,018	2,459	3,477	109	Dec-06	1982	40
Office	Clinton, CT	721	285	4,044	4,329	112	Dec-06	1971	40
Office	Orlando, FL	***	586	35,012	35,598	908	Dec-06	1982	40
Office	Orlando, FL	***	11,498	33,671	45,169	1,874	Dec-06	1984	40
Office	Lisle, IL	10,450	3,236	13,667	16,903	451	Dec-06	1985	40
Office	Columbus, IN	42,800	235	45,729	45,964	941	Dec-06	1983	40
Office	Baltimore, MD	***	16,959	78,959	95,918	2,572	Dec-06	1973	40
Office	Bridgeton, MO	***	1,016	4,469	5,485	151	Dec-06	1980	40
Office	Bridgewater, NJ	14,805	4,738	27,331	32,069	724	Dec-06	1986	40
Office	Carteret, NJ	0	3,834	16,653	20,487	621	Dec-06	1980	40
Office	Elizabeth, NJ	***	1,324	6,484	7,808	164	Dec-06	1984	40
Office	Plainsboro, NJ	0	383	176	559	25	Dec-06	1980	40
Office	Rockaway, NJ	14,900	4,646	20,428	25,074	648	Dec-06	2002	40
Office	Las Vegas, NV	52,782	8,824	53,164	61,988	1,359	Dec-06	1982	40
Office	Rochester, NY	18,800	645	25,892	26,537	702	Dec-06	1988	40
Office	Glenwillow, OH	17,000	2,228	24,530	26,758	668	Dec-06	1996	40
Office	Johnson City, TN	***	1,214	7,568	8,782	212	Dec-06	1983	40
Office	Memphis, TN	***	1,353	8,124	9,477	241	Dec-06	1982	40
Office	Memphis, TN	76,800	5,291	97,032	102,323	2,527	Dec-06	1985	40
Office	Beaumont, TX	0	456	3,454	3,910	106	Dec-06	1978	40
Office	Beaumont, TX	***	0	22,988	22,988	1,900	Dec-06	1983	40
Office	Bedford, TX	***	1,983	6,486	8,469	124	Dec-06	1983	40
Office	Dallas, TX	***	4,042	18,104	22,146	522	Dec-06	1981	40
Other	Sun City, AZ	0	2,154	2,775	4,929	71	Dec-06	1982	40
Other	Carlsbad, NM	0	918	775	1,693	25	Dec-06	1980	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Other	Corpus Christi, TX	0	987	974	1,961	26	Dec-06	1983	40
Other	El Paso, TX	0	220	1,749	1,969	45	Dec-06	1982	40
Other	McAllen, TX	0	606	1,257	1,863	33	Dec-06	2004	40
Other	Victoria, TX	0	300	1,149	1,449	30	Dec-06	1981	40
Retail	Florence, AL	***	796	3,747	4,543	114	Dec-06	1983	40
Retail	Montgomery, AL	0	730	3,255	3,985	148	Dec-06	1980	40
Retail	Bisbee, AZ	0	478	2,426	2,904	73	Dec-06	1984	40
Retail	Tucson, AZ	0	1,459	3,596	5,055	128	Dec-06	1984	40
Retail	Mammoth Lakes, CA	0	6,279	2,761	9,040	228	Dec-06	1982	40
Retail	Aurora, CO	0	1,224	1,431	2,655	77	Dec-06	1981	40
Retail	Port Richey, FL	0	2,214	2,656	4,870	101	Dec-06	1980	40
Retail	Tallahassee, FL	0	0	3,700	3,700	92	Dec-06	1980	40
Retail	Atlanta, GA	0	1,014	269	1,283	36	Dec-06	1972	40
Retail	Atlanta, GA	0	870	187	1,057	28	Dec-06	1975	40
Retail	Chamblee, GA	0	770	186	956	32	Dec-06	1972	40
Retail	Cumming, GA	0	1,558	1,368	2,926	76	Dec-06	1968	40
Retail	Duluth, GA	0	660	1,014	1,674	45	Dec-06	1971	40
Retail	Forest Park, GA	0	668	1,242	1,910	54	Dec-06	1969	40
Retail	Jonesboro, GA	0	778	146	924	25	Dec-06	1971	40
Retail	Stone Mountain, GA	0	672	276	948	26	Dec-06	1973	40
Retail	Rock Falls, IL	***	135	702	837	41	Dec-06	1991	40
Retail	Lawrence, IN	0	404	1,737	2,141	49	Dec-06	1983	40
Retail	Minden, LA	0	334	4,888	5,222	123	Dec-06	1982	40
Retail	Columbia, MD	942	4,297	3,664	7,961	99	Dec-06	1979	40
Retail	Billings, MT	0	506	3,062	3,568	110	Dec-06	1981	40
Retail	Charlotte, NC	***	606	2,561	3,167	64	Dec-06	1982	40
Retail	Concord, NC	***	685	943	1,628	48	Dec-06	1983	40
Retail	Jacksonville, NC	0	1,151	221	1,372	35	Dec-06	1982	40
Retail	Jefferson, NC	0	71	884	955	23	Dec-06	1979	40
Retail	Lexington, NC	0	832	1,429	2,261	37	Dec-06	1983	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Retail	Thomasville, NC	***	610	1,854	2,464	47	Dec-06	1998	40
Retail	Garwood, NJ	95	3,920	8,052	11,972	259	Dec-06	1980	40
Retail	Portchester, NY	0	7,086	9,313	16,399	468	Dec-06	1982	40
Retail	Cincinnati, OH	0	0	0	0	0	Dec-06	1980	40
Retail	Franklin, OH	0	1,089	1,699	2,788	43	Dec-06	1961	40
Retail	Lawton, OK	0	663	1,288	1,951	50	Dec-06	1984	40
Retail	Grants Pass, OR	0	1,894	1,470	3,364	84	Dec-06	1984	40
Retail	Doylestown, PA	0	980	589	1,569	22	Dec-06	1976	40
Retail	Lansdale, PA	0	488	85	573	10	Dec-06	1966	40
Retail	Lima, PA	0	1,011	656	1,667	23	Dec-06	1983	40
Retail	Philadelphia, PA	0	92	771	863	28	Dec-06	1920	40
Retail	Philadelphia, PA	0	122	973	1,095	36	Dec-06	1920	40
Retail	Philadelphia, PA	0	106	485	591	14	Dec-06	1975	40
Retail	Philadelphia, PA	0	165	1,362	1,527	50	Dec-06	1960	40
Retail	Philadelphia, PA	0	92	791	883	36	Dec-06	1921	40
Retail	Philadelphia, PA	0	629	459	1,088	29	Dec-06	1970	40
Retail	Philadelphia, PA	0	114	551	665	24	Dec-06	1922	40
Retail	Philadelphia, PA	0	267	963	1,230	38	Dec-06	1980	40
Retail	Philadelphia, PA	0	2,548	8,370	10,918	319	Dec-06	1980	40
Retail	Richboro, PA	0	686	649	1,335	23	Dec-06	1976	40
Retail	Wayne, PA	0	1,877	503	2,380	25	Dec-06	1983	40
Retail	Moncks Corner, SC	0	13	1,510	1,523	41	Dec-06	1982	40
Retail	Chattanooga, TN	***	550	1,241	1,791	53	Dec-06	1982	40
Retail	Paris, TN	***	247	547	794	21	Dec-06	1982	40
Retail	Carrollton, TX	0	2,262	1,085	3,347	73	Dec-06	1984	40
Retail	Dallas, TX	0	1,637	5,381	7,018	209	Dec-06	1960	40
Retail	Fort Worth, TX	0	1,003	3,304	4,307	128	Dec-06	1985	40
Retail	Garland, TX	***	763	3,448	4,211	586	Dec-06	1983	40
Retail	Granbury, TX	0	1,131	3,986	5,117	129	Dec-06	1982	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Retail	Grand Prairie, TX	0	1,132	4,754	5,886	150	Dec-06	1984	40
Retail	Greenville, TX	0	562	2,743	3,305	84	Dec-06	1985	40
Retail	Hillsboro, TX	0	139	1,581	1,720	44	Dec-06	1982	40
Retail	Houston, TX	0	1,336	5,183	6,519	167	Dec-06	1982	40
Retail	Lubbock, TX	***	417	1,783	2,200	55	Dec-06	1978	40
Retail	Sandy, UT	***	1,505	3,375	4,880	145	Dec-06	1981	40
Retail	Staunton, VA	0	1,028	325	1,353	37	Dec-06	1971	40
Retail	Edmonds, WA	0	0	2,600	2,600	65	Dec-06	1981	40
Retail	Graham, WA	0	2,195	4,478	6,673	168	Dec-06	1984	40
Retail	Milton, WA	0	1,941	5,310	7,251	183	Dec-06	1989	40
Retail	Port Orchard, WA	0	2,167	1,293	3,460	96	Dec-06	1983	40
Retail	Redmond, WA	0	4,654	5,355	10,009	252	Dec-06	1985	40
Retail	Spokane, WA	0	449	3,070	3,519	89	Dec-06	1984	40
Retail	Cheyenne, WY	***	956	1,974	2,930	49	Dec-06	1981	40
Office	Evanston, WY	***	362	2,554	2,916	73	Dec-06	1975	40
Office	Orlando, FL	9,975	3,538	9,019	12,557	557	Jan-07	2003	12 & 40
Office	Boston, MA	***	3,814	14,728	18,542	291	Mar-07	1910	40
Office	Coppell, TX	14,400	2,470	12,793	15,263	253	Mar-07	2002	40
Industrial	Shreveport, LA	19,000	860	21,840	22,700	432	Mar-07	2006	40
Office	Westlake, TX	18,981	2,361	22,396	24,757	1,547	May-07	2007	40
Industrial	Antioch, TN	14,781	5,568	16,609	22,177	1,097	May-07	1983	14-40
Office	Canonsburg, PA	9,070	1,055	10,910	11,965	756	May-07	1997	8-40
Retail	Galesburg, IL	1,307	560	2,366	2,926	123	May-07	1992	12-40
Retail	Lewisburg, WV	1,538	501	1,985	2,486	54	May-07	1993	12-40
Retail	Lorain, OH	3,297	1,893	7,025	8,918	254	May-07	1993	23-40
Retail	Manteca, CA	2,329	2,082	6,464	8,546	232	May-07	1993	23-40
Retail	San Diego, CA	1,484	0	13,310	13,310	258	May-07	1993	23-40
Retail	Watertown, NY	2,190	386	5,162	5,548	217	May-07	1993	23-40
Office	Irving, TX	39,580	7,476	42,692	50,168	2,964	May-07	1999	6-40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

						Accumulated
				Buildings		Depreciation			Useful life computing
			Land, Improvements	and		and	Date	Date	depreciation in latest
Description	Location	Encumbrances	and Land Estates	Improvements	Total	Amortization	Acquired	Constructed	income statements (years)

Office	Baton Rouge, LA	6,461	1,252	10,244	11,496	644	May-07	1997	6 & 40
Office	Centenial, CO	15,322	4,851	15,187	20,038	1,107	May-07	2001	10-40
Office	Westerville, OH	0	2,085	9,265	11,350	210	May-07	2000	40
Office	Overland Park, KS	37,465	4,769	41,956	46,725	1,815	Jun-07	1980	12 & 40
Office	Carrollton, TX	20,246	3,427	22,050	25,477	1,020	Jun-07	2003	8 & 40
Industrial	Durham, NH	19,273	3,464	18,094	21,558	833	Jun-07	1986	40
Office	Dallas, TX	18,563	3,984	27,308	31,292	1,084	Jun-07	2002	40
Office	Farmington Hills, MI	19,616	4,876	21,115	25,991	1,811	Jun-07	1999	10-40
Office	Arlington, TX	20,860	4,424	22,826	27,250	1,637	Jun-07	2003	7-40
Office	Kansas City, MO	17,876	2,433	20,154	22,587	864	Jun-07	1980	12-40
Industrial	Streetsboro, OH	19,462	2,441	22,171	24,612	1,064	Jun-07	2004	12-40
Office	Issaquah, WA	31,588	5,126	13,554	18,680	917	Jun-07	1987	8-40
Office	Issaquah, WA	0	6,268	16,058	22,326	1,043	Jun-07	1987	8-40
Office	Houston, TX	19,663	12,835	26,690	39,525	2,395	Jun-07	2000	2-40
Industrial	Plymouth, MI	11,847	2,296	13,398	15,694	1,202	Jun-07	1996	40
Industrial	Temperance, MI	10,909	3,040	14,738	17,778	828	Jun-07	1980	40
Industrial	Logan, NJ	7,318	1,825	10,776	12,601	416	Jun-07	1998	40
Industrial	Laurens, SC	16,240	5,552	20,886	26,438	1,220	Jun-07	1991	40
Industrial	Winchester, VA	10,606	3,823	12,226	16,049	848	Jun-07	2001	40
Office	Colorado Springs, CO	11,381	2,748	12,554	15,302	652	Jun-07	1980	40
Office	Lake Mary, FL	13,079	4,535	13,950	18,485	1,248	Jun-07	1997	40
Office	Lake Mary, FL	13,040	4,438	13,716	18,154	1,220	Jun-07	1999	40
Office	Chicago, IL	28,975	5,155	45,904	51,059	3,013	Jun-07	1986	40
Office	Fishers, IN	14,283	2,808	18,661	21,469	1,570	Jun-07	1999	40
Office	Cary, NC	12,589	5,342	14,866	20,208	1,034	Jun-07	1999	40
Office	Parisppany, NJ	40,151	7,478	84,051	91,529	5,272	Jun-07	2000	40
Office	Milford, OH	16,220	3,124	15,396	18,520	1,637	Jun-07	1991	40
Office	Irving , TX	26,408	4,889	22,806	27,695	2,536	Jun-07	1999	40
Office	Glen Allen, VA	19,485	2,361	28,504	30,865	2,222	Jun-07	1998	40
Office	Herndon, VA	11,930	9,409	12,853	22,262	1,034	Jun-07	1987	40
Industrial	Duncan, SC	0	884	7,944	8,828	124	Jun-07	2005	40
Office	Brea, CA	78,092	37,270	45,691	82,961	3,074	Dec-07	1983	40
Office	Houston, TX	60,193	16,613	52,682	69,295	4,939	Dec-07	1976/1984	40

	subtotal	2,098,787	694,913	3,400,365	4,095,278	379,831
	*** (see note below)	213,635	—	—	—	—

	Total	$2,312,422	$694,913	$3,400,365	$4,095,278	$379,831

***	Property is collateral for a $213,635 secured loan.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) — (continued)

(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company’s properties at December 31, 2007 for Federal income tax purposes was approximately $4.1 billion.

	2007	2006	2005

Reconciliation of real estate owned:
Balance at the beginning of year	$3,747,156	$1,883,115	$1,407,872
Merger basis reallocation	8,235	—	—
Additions during year	146,252	1,918,700	671,955
Properties sold during year	(634,560)	(53,696)	(34,120)
Property contributed to joint venture during year	(132,054)	—	(117,411)
Properties consolidated during the year	1,109,064	110,728	—
Reclassified held for sale properties	(138,163)	(113,033)	(32,339)
Properties impaired during the year	(15,500)	(6,100)	(12,842)
Properties held for sale placed back in service	1,830	7,442	—
Translation adjustment on foreign currency	3,018	—	—

Balance at end of year	$4,095,278	$3,747,156	$1,883,115

Balance of beginning of year	$276,129	$241,188	$180,610
Depreciation and amortization expense	137,525	67,456	60,096
Accumulated depreciation and amortization of properties sold and held for sale during year	(54,737)	(37,178)	1,506
Accumulated depreciation of property contributed to joint venture	(16,887)	—	(1,024)
Accumulated depreciation of properties consolidated during the year	37,597	4,616	—
Translation adjustment on foreign currency	204	47	—

Balance at end of year	$379,831	$276,129	$241,188

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III.

Item 10.	Trustees and Executive Officers of the Registrant

The information regarding our trustees and executive officers required to be furnished pursuant to this item is set forth in Part I, Item 4A of this Annual Report. Information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our audit committee financial expert, and our executive officers will be in our Definitive Proxy Statement for our 2008 Annual Meeting of Shareholders, which we refer to as our Proxy Statement and is incorporated herein by reference.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules

Page

(a)(1) Financial Statements	60-101
(2) Financial Statement Schedule	102-111
(3) Exhibits

Exhibit No.		Description

2.1	—	Agreement and Plan of Merger, dated July 23, 2006, by and between Newkirk Realty Trust, Inc. (“Newkirk”) and Lexington Realty Trust (formerly known as Lexington Corporate Properties Trust, the “Company”) (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”))(1)
2.2	—	Amendment No. 1 to Agreement and Plan of Merger, dated as of September 11, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed September 13, 2006 (the “09/13/06 8-K”))(1)
2.3	—	Amendment No. 2 to Agreement and Plan of Merger, dated as of October 13, 2006, by and between Newkirk and the Company (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed October 13, 2006)(1)
3.1	—	Articles of Merger and Amended and Restated Declaration of Trust of the Company, dated December 31, 2006 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 8, 2007 (the “01/08/07 8-K”))(1)
3.2	—	Articles Supplementary Relating to the 7.55% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 8A filed February 14, 2007 (the “02/14/07 Registration Statement”))(1)
3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)
3.5	—	Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”))(1)
3.6	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.7	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.8	—	Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1)
3.9	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)

Exhibit No.		Description

3.10	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.11	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.12	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)
3.13	—	Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement)(1)
3.14	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.15	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.16	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.17	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.18	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the 07/24/06 8-K)(1)
3.19	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.20	—	Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. (the “Net 3 Partnership Agreement”) (filed as Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed November 16, 2006)(1)
3.21	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.22	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)
3.23	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.24	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.25	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K)(1)
3.26	—	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership, the “MLP”), dated as of December 31, 2006, between Lex GP-1 Trust and Lex LP-1 Trust (filed as Exhibit 10.4 to the 01/08/07 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”))(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.5	—	Form of Special Voting Preferred Stock certificate (filed as Exhibit 4.5 to the 2006 10-K)(1)

Exhibit No.		Description

4.6	—	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)
4.7	—	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.2 to the 01/29/07 8-K)(1)
4.8	—	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.3 to the Company’s Current Report on form 8-k filed on March 9, 2007 (the “03/09/07 8-K”))(1)
4.9	—	Amended and Restated Trust Agreement, dated March 21, 2007, among Lexington Realty Trust, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/2007 8-K”))(1)
4.10	—	Third Supplemental Indenture, dated as of June 19, 207, among the MLP, the Company, the other guarantors named therein and U.S. bank National Association, as trustee, including the form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.1 to the Company’s Report on form 8-k filed on June 22, 2007(1)
4.11	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.6 to the 01/08/07 8-K)(1)
10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)
10.2	—	Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 24, 2003 (the “2002 10-K”))(1)
10.3	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)
10.4	—	1998 Share Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998) (1, 4)
10.5	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)
10.6	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1, 4)
10.7	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)
10.8	—	Amendment to 2007 Outperformance Program (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on December 20,2007 (the 12/26/07 8-K)) (1,4)
10.9	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)
10.10	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

Exhibit No.		Description

10.11	—	Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 02/06/06 8-K) (1, 4)
10.12	—	Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll and (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)
10.13	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1,4)
10.14	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.15	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s current Report on Form 8-k filed on January 11, 2008 (1,4)
10.16	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.17	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.18	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.19	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.20	—	Employment Agreement, effective as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.16 to the 01/08/07 8-K) (1,4)
10.21	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.22	—	2007 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed February 12, 2007) (1, 4)
10.23	—	Form of Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.3 to the 2002 10-K)(1)
10.24	—	Credit Agreement, dated as of June 2, 2005 (“Credit Facility”) among the Company, LCIF, LCIF II, Net 3 Acquisition L.P., jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, Wachovia Capital Markets, LLC, as lead arranger, Wachovia Bank, National Association, as agent, Key Bank, N.A., as Syndication agent, each of Sovereign Bank and PNC Bank, National Association, as co-documentation agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005)(1)
10.25	—	First Amendment to Credit facility, dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006)(1)
10.26	—	Second Amendment to Credit facility, dated as of December 27, 2006 (filed as Exhibit 10.1 to the 01/03/07 8-K)(1)
10.27	—	Third Amendment to Credit Agreement, dated as of December 20, 2007(filed as Exhibit 10.1 to the 12/26/07 8-K)(1)
10.28	—	Credit Agreement, dated as of June 1, 2007, among the Company, the MLP, LCIF, LCIF II and Net 3, jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5.(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007 (the “06/07/2007 8-K”))(1)

Exhibit No.		Description

10.29	—	Master Repurchase Agreement, dated May 24, 2006, between Bear, Stearns International Limited and 111 Debt Acquisition-Two LLC (filed as Exhibit 10.1 to Newkirk’s Current Report on Form 8-K filed May 30, 2006)(1)
10.30	—	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”))(1)
10.31	—	Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of September 21, 2007, among the MLP, WRT Realty, L.P. and FUR Holdings LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on September 24, 2007)
10.32	—	Amendment No. 1 to Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of January 7, 2008(filed as Exhibit 10.1 to the Company’s Current Report on form 8-K filed January 11, 2008)(1)
10.33	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K)(1)
10.34	—	Funding Agreement, dated as of December 31, 2006, by and among LCIF, LCIF II, Net 3, the MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)
10.35	—	Guaranty Agreement, effective as of December 31, 2006, between the Company and the MLP (filed as Exhibit 10.5 to the 01/08/07 8-K)(1)
10.36	—	Amended and Restated Exclusivity Services Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.1 to the 01/08/07 8-K)(1)
10.37	—	Transition Services Agreement, dated as of December 31, 2006, between the Company and First Winthrop Corporation (filed as Exhibit 10.3 to the 01/08/07 8-K)(1)
10.38	—	Acquisition Agreement, dated as of November 7, 2005, between Newkirk and First Union Real Estate Equity and Mortgage Investments (“First Union”) (filed as Exhibit 10.4 to First Union’s Current Report on Form 8-K filed on November 10, 2005)(1)
10.39	—	Amendment to Acquisition Agreement and Assignment and Assumption, dated as of December 31, 2006, among NKT, Winthrop Realty Trust and the Company (filed as Exhibit 10.7 to the 01/08/07 8-K)(1)
10.40	—	Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)
10.41	—	Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)
10.42	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K)(1)
10.43	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K)(1)
10.44	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.45	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and WEM-Brynmawr Associates LLC (filed as Exhibit 10.11 to the 01/08/07 8-K)(1)
10.46	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”))(1)

Exhibit No.		Description

10.47	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K)(1)
10.48	—	Registration Rights Agreement, dated as of November 7, 2005, between the Company and First Union (filed as Exhibit 10.6 to NKT’s 11/15/05 8-K)(1)
10.49	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K)(1)
10.50	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K)(1)
10.51	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Winthrop Realty Trust filed as Exhibit 10.14 to the 01/08/07 8-K)(1)
10.52	—	Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)
10.53	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)
10.54	—	Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)
10.55	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K)(1)
10.56	—	Property Management Agreement, made as of December 31, 2006, among the Company (Filed as Exhibit 10.15 to the 01/08/07 8-K)(1)
10.57	—	Second Amendment and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008 (the “2/21/08 8-K”))(1)
10.58	—	Contribution Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.2 to the Company’s Current Report on form 8-K filed on August 16, 2007 ( the 08/16/2007 8-K”))(1)
10.59	—	Amendment No. 1 to Contribution Agreement, dated as of December 20, 2007(filed as Exhibit 10.3 to the 12/26/07 8-K)(1)
10.60	—	Amendment No. 2 to Contribution Agreement, dated as of February 20, 2008 (filed as Exhibit 10.2 to the 02/21/08 8-K)(1)
10.61	—	Purchase and Sale Agreement, dated as of August 10, 2007, between The Lexington Master Limited Partnership and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.3 to the 08/16/2007 8-K)(1)
10.62	—	Amendment No. 1 to Purchase and Sale Agreement, dated as of December 20, 2007 (filed as Exhibit 10.4 to the 12/26/07 8-K)(1)
10.63	—	Amendment No. 2 to Purchase and Sale Agreement, dated as of February 20, 2008 (filed as Exhibit 10.3 to the 02/20/08 8-K)(1)
10.64	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K)(1)
10.65	—	Purchase Agreement, dated as of June 1, 2007, between the Company and the Common Retirement Fund of the State of New York for interests in Lexington Acquiport Company II, LLC (filed as Exhibit 10.4 to the 06/07/2007 8-K)(1)
10.66	—	Partial Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and the Company (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2007 (the “06/28/2007 8-K”)(1)

Exhibit No.		Description

10.67	—	Contribution Agreement, dated as of June 5, 2007, between the Company and the MLP (filed as Exhibit 10.2 to the 06/28/2007 8-K)(1)
10.68	—	Redemption Agreement, dated as of June 5, 2007, between Lexington/Lion Venture L.P., CLPF-LXP/LV, L.P. and CLPF-LXP/Lion Venture GP, LLC (filed as Exhibit 10.3 to the 06/28/2007 8-K)(1)
10.69	—	Form of Contribution Agreement dated as of December 20, 2007 (filed as Exhibit 10.5 to the 12/26/07 8-K)(1)
12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends(2)
14.1	—	Amended and Restated Code of Business Conduct and Ethics(2)
21	—	List of Subsidiaries(2)
23	—	Consent of KPMG LLP(2)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management Contract or compensatory plan or arrangement.

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

Signature	Title

/s/ Michael L. Ashner Michael L. Ashner	Chairman of the Board of Trustees And Director of Strategic Acquisitions

/s/ E. Robert Roskind E. Robert Roskind	Co-Vice Chairman of the Board of Trustees

/s/ Richard J. Rouse Richard J. Rouse	Co-Vice Chairman of the Board of Trustees and Chief Investment Officer

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President, Chief Operating Officer and Trustee

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Treasurer and Executive Vice President

/s/ Paul R. Wood Paul R. Wood	Vice President, Chief Accounting Officer and Secretary

/s/ Clifford Broser Clifford Broser	Trustee

/s/ Geoffrey Dohrmann Geoffrey Dohrmann	Trustee

Signature	Title

/s/ Carl D. Glickman Carl D. Glickman	Trustee

/s/ James Grosfeld James Grosfeld	Trustee

/s/ Harold First Harold First	Trustee

/s/ Richard Frary Richard Frary	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee

DATE: February 29, 2008