Form 10-Q
period 2008-03-31
LEXINGTON REALTY TRUST
filed 2008-05-09
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.

[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition period from _________________ to ________________

Commission File Number 1-12386

LEXINGTON REALTY TRUST
________________________________________________
(Exact name of registrant as specified in its charter)

Maryland ______________________________ (State or other jurisdiction of incorporation or organization)	13-3717318 ________________ (I.R.S. Employer Identification No.)

One Penn Plaza – Suite 4015 New York, NY ______________________________ (Address of principal executive offices)	10119 ___________ (Zip code)

(212) 692-7200
_________________________________________
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _ No X

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 60,331,195 common shares, par value $.0001 per share on May 2, 2008.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2008 (Unaudited) and December 31, 2007
(In thousands, except share and per share data)

	March 31,	December 31,
	2008	2007
Assets:
Real estate, at cost	$3,840,613	$4,095,278
Less: accumulated depreciation and amortization	368,628	379,831
	3,471,985	3,715,447
Properties held for sale – discontinued operations	63,411	150,907
Intangible assets, net	460,226	516,698
Cash and cash equivalents	108,450	412,106
Restricted cash	56,294	4,185
Investment in and advances to non-consolidated entities	229,825	226,476
Deferred expenses, net	38,854	42,040
Notes receivable	68,677	69,775
Rent receivable – current	21,070	25,289
Rent receivable – deferred	17,090	15,303
Other assets	71,686	86,937
	$4,607,568	$5,265,163
Liabilities and Shareholders’ Equity:
Liabilities:
Mortgages and notes payable	$2,128,167	$2,312,422
Exchangeable notes payable	350,000	450,000
Trust notes payable	200,000	200,000
Contract rights payable	13,801	13,444
Dividends payable	26,912	158,168
Liabilities – discontinued operations	38,436	119,093
Accounts payable and other liabilities	49,045	49,442
Accrued interest payable	13,044	23,507
Deferred revenue - below market leases, net	191,326	217,389
Prepaid rent	27,686	16,764
	3,038,417	3,560,229
Minority interests	667,395	765,863
	3,705,812	4,326,092
Commitments and contingencies (notes 6, 12 and 13)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $155,000, 3,100,000 shares issued and outstanding	150,589	150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000, 6,200,000 shares issued and outstanding	149,774	149,774
Special Voting Preferred Share, par value $0.0001 per share; 1 share authorized, issued and outstanding	—	—
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 60,236,849 and 61,064,334 shares issued and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in-capital	1,019,469	1,033,332
Accumulated distributions in excess of net income	(487,253)	(468,167)
Accumulated other comprehensive loss	(7,144)	(2,778)
Total shareholders' equity	901,756	939,071
	$4,607,568	$5,265,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2008 and 2007
(Unaudited and in thousands, except share and per share data)

	2008	2007
Gross revenues:
Rental	$97,235	$74,605
Advisory and incentive fees	311	719
Tenant reimbursements	10,042	5,440
Total gross revenues	107,588	80,764

Expense applicable to revenues:
Depreciation and amortization	(56,301)	(48,066)
Property operating	(19,460)	(11,167)
General and administrative	(11,067)	(8,817)
Non-operating income	2,106	2,390
Interest and amortization expense	(43,357)	(30,072)
Debt satisfaction gains, net	9,706	—

Loss before provision for income taxes, minority interests, equity in earnings of non-consolidated entities, gains on sales of properties-affiliates and discontinued operations	(10,785)	(14,968)
Provision for income taxes	(1,344)	(542)
Minority interests share of (income) loss	(8,493)	9,879
Equity in earnings of non-consolidated entities	5,548	3,504
Gains on sales of properties-affiliates	23,169	—
Income (loss) from continuing operations	8,095	(2,127)

Discontinued operations:
Income from discontinued operations	1,697	7,538
Provision for income taxes	(13)	(1)
Gains on sales of properties	687	—
Impairment charge	(2,694)	—
Minority interests share of (income) loss	40	(3,195)
Total discontinued operations	(283)	4,342
Net income	7,812	2,215
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)
Dividends attributable to preferred shares – Series C	(2,519)	(2,519)
Dividends attributable to preferred shares – Series D	(2,926)	(1,522)
Net income (loss) allocable to common shareholders	$777	$(3,416)

Income (loss) per common share – basic:
Income (loss) from continuing operations, after preferred dividends	$0.01	$(0.11)
Income (loss) from discontinued operations	—	0.06
Net income (loss) allocable to common shareholders	$0.01	$(0.05)

Weighted average common shares outstanding – basic	59,826,579	68,538,404

Income (loss) per common share – diluted:
Income (loss) from continuing operations, after preferred dividends	$0.01	$(0.11)
Income (loss) from discontinued operations	—	0.06
Net income (loss) allocable to common shareholders	$0.01	$(0.05)

Weighted average common shares outstanding – diluted	59,837,094	68,538,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three months ended March 31, 2008 and 2007
(Unaudited and in thousands)

	2008	2007

Net income	$7,812	$2,215
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities	107	(158)
Change in unrealized gain on interest rate derivative	243	—
Change in unrealized gain in foreign currency translation	270	36
Change in unrealized loss from non-consolidated entities, net of minority interest	(4,986)	—

Other comprehensive loss	(4,366)	(122)
Comprehensive income	$3,446	$2,093

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2008 and 2007
(Unaudited and in thousands)

	2008	2007

Net cash provided by operating activities:	$67,961	$99,018

Cash flows from investing activities:
Investment in real estate, including intangibles	(3,056)	(87,360)
Acquisitions of additional interests in LSAC	—	(10,684)
Net proceeds from sale of properties-affiliates	73,401	—
Net proceeds from sale/transfer of properties	122,432	41,894
Proceeds from the sale of marketable equity securities	2,500	9,462
Real estate deposits	205	(1,094)
Principal payments received on loans receivable	732	1,328
Distributions from non-consolidated entities in excess of accumulated earnings	524	10,678
Investment in and advances to/from non-consolidated entities	(9,441)	(7,162)
Investment in marketable equity securities	—	(723)
Increase in deferred leasing costs	(6,774)	(764)
Decrease (increase) in escrow deposits, including restricted cash	(51,730)	19,770
Net cash provided by (used in) investing activities	128,793	(24,655)

Cash flows from financing activities:
Dividends to common and preferred shareholders	(158,168)	(44,948)
Principal payments on debt, excluding normal amortization	(162,894)	(610,518)
Repurchase of exchangeable notes payable	(87,374)	—
Dividend reinvestment plan proceeds	—	5,652
Principal amortization payments	(27,684)	(25,077)
Proceeds of mortgages and notes payable	—	33,825
Proceeds from term loans	70,000	—
Proceeds from trust preferred notes	—	200,000
Proceeds from exchangeable notes	—	450,000
Increase in deferred financing costs	(2,401)	(15,560)
Contributions from minority partners	—	79
Cash distributions to minority partners	(115,170)	(30,323)
Proceeds from the sale of common and preferred shares, net	—	149,947
Repurchase of common shares	(16,270)	(81,753)
Partnership units repurchased	(449)	(3,114)
Net cash (used in) provided by financing activities	(500,410)	28,210

Change in cash and cash equivalents	(303,656)	102,573
Cash and cash equivalents, at beginning of period	412,106	97,547
Cash and cash equivalents, at end of period	$108,450	$200,120

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”), is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to investors in the net lease area. As of March 31, 2008, the Company owned or had interests in approximately 260 consolidated properties in 42 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to tenants, however, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or through (1) one of four operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of a limited partner that holds a majority of the limited partnership interests (“OP Units”): The Lexington Master Limited Partnership (“MLP”), Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), and Net 3 Acquisition L.P. (“Net 3”), or (2) Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS.

During the three months ended March 31, 2008, the Company repurchased approximately 1.2 million common shares/OP Units at an average price of approximately $14.51 per common share/OP Unit aggregating $16.7 million, in the open market and through private transactions with third parties. As of March 31, 2008, approximately 4.6 million common shares and OP Units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods.  For a more complete understanding of the Company's operations and financial position, reference is made to the financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission on February 29, 2008 with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting.  The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, MLP, LRA and Six Penn Center L.P.  Lexington Contributions, Inc. (“LCI”) and  Lexington Strategic Asset Corp.  (“LSAC”), were each a formerly majority owned TRS, and which were merged with and into the Company as of March 25, 2008 and June 30, 2007, respectively.

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

Recently Issued Accounting Standards. In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of the effective portions of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurements or remeasurements of previously reported fair values.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not adopt the fair value provisions of this pronouncement and thus it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interest expense will no longer be recorded in the statement of operations.

In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause (“EITF 07-06”). EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 was effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement did not have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No.133 (“SFAS 161”). SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets, the determination of impairment of long-lived assets and the useful lives of long-lived assets. Actual results could differ from those estimates.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid and debt assumed, as applicable, for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases is amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. Tenant relationships are amortized to expense over the applicable lease term plus expected renewal periods.

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if they do not meet the criteria of a bargain renewal option. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.

Gains on sales of real estate are recognized pursuant to the provisions of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, as amended (“SFAS 66”). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sale criteria is not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sale criteria is met.

Impairment of Real Estate. The Company evaluates the carrying value of all real estate and intangible assets held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes reviewing anticipated  operating cash flows of the property. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Depreciation is determined using the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods ranging from 8 to 40 years, land improvements from 15 to 20 years, and fixtures and equipment from 2 to 16 years. Only costs incurred to third parties in acquiring properties are capitalized. No internal costs (rents, salaries, overhead) are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

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

Notes Receivable. The Company evaluates the collectability of both interest and principal of each of its notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.

Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

Deferred Compensation. Deferred compensation consists of the value of non-vested common shares issued by the Company to employees. The deferred compensation is amortized ratably over the vesting period, which generally is three to five years. Certain common shares vest only when certain performance based measures are met.

Derivative Financial Instruments.  The Company accounts for its interest rate cap agreement and its interest rate swap agreement in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”).  In accordance with SFAS 133, interest rate cap agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative.  The interest rate swap is designated as a cash flow hedge and the interest rate cap agreement is not designated as a hedge instrument and is measured at fair value with the resulting gain or loss recognized in interest expense in the period of change.  Any ineffective amount of the interest rate swap is to be recognized in earnings each quarter.

Tax Status. The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company is now permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as TRS under the Code. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

Restricted Cash. Restricted cash is comprised primarily of cash balances deposited with qualified intermediaries to complete potential tax-free exchanges.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2008, the Company is not aware of any environmental matter that could have a material impact on the financial statements.

Reclassification.  Certain amounts included in the 2007 financial statements have been reclassified to conform with the 2008 presentation.

(3)           Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2008 and 2007:

	2008	2007
BASIC

Income (loss) from continuing operations	$8,095	$(2,127)
Less preferred dividends	(7,035)	(5,631)
Income (loss) allocable to common
shareholders from continuing operations	1,060	(7,758)
Total income (loss) from discontinued operations	(283)	4,342
Net income (loss) allocable to common shareholders	$777	$(3,416)

Weighted average number of common shares outstanding -basic	59,826,579	68,538,404

Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.01	$(0.11)
Income (loss) from discontinued operations	—	0.06
Net income (loss)	$0.01	$(0.05)

DILUTED
Income (loss) allocable to common
shareholders from continuing operations – diluted	$1,060	$(7,758)
Total income (loss) from discontinued operations	(283)	4,342
Net income (loss) allocable to common shareholders	$777	$(3,416)

Weighted average number of common shares used in calculation of basic earnings per share
	59,826,579	68,538,404
Add incremental shares representing:
Shares issuable upon exercise of employee share
options/non-vested shares	10,515	—
Shares issuable upon conversion of dilutive
securities	—	—
Weighted average number of common shares - diluted	59,837,094	68,538,404

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$0.01	$(0.11)
Income (loss) from discontinued operations	—	0.06
Net income (loss)	$0.01	$(0.05)

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)           Investments in Real Estate and Intangibles

During the three months ended March 31, 2008, the Company did not acquire any properties. During the three months ended March 31, 2007, the Company acquired four properties from third parties for an aggregate capitalized cost of $79,150 and allocated $9,610 of the purchase price to intangible assets.

During the three months ended March 31, 2007, the Company acquired additional shares in LSAC for $10,684.

(5)           Discontinued Operations

During the three months ended March 31, 2008, the Company sold three properties to third parties for aggregate proceeds of $122,432 which resulted in an aggregate gain of $687. During the three months ended March 31, 2007, the Company sold four properties to third parties for aggregate proceeds of $41,894 which approximated carrying cost. As of March 31, 2008, the Company had four properties held for sale.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months Ended March 31,
	2008	2007
Rental revenues	$3,134	$17,288
Pre-tax income (loss), including gains on sale	$(270)	$4,343

 (6)           Investment in Non-Consolidated Entities

Concord Debt Holdings LLC (“Concord”)

The MLP and WRT Realty L.P. (“Winthrop”) have a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chief Executive Officer of the parent of Winthrop. The co-investment program is equally owned and controlled by the MLP and Winthrop. The MLP and Winthrop have committed to invest up to $162,500 each in Concord, all of which has been funded as of March 31, 2008. All profits, losses and cash flows are distributed in accordance with the respective membership interests.

Concord is governed by an investment committee which consists of three members appointed by each of Winthrop and the MLP with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee require the affirmative vote of the members appointed by Winthrop and the MLP. Pursuant to the terms of the limited liability company agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, require the consent of the investment committee; provided, however, the consents of both Winthrop and the MLP are required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the MLP would require consent of Winthrop’s Conflicts Committee or the Company’s independent trustees.

Concord has various repurchase agreements. As of March 31, 2008 and December 31, 2007, the outstanding borrowings under these facilities are $421,685 and $472,324, respectively.

The following is summary balance sheet data as of March 31, 2008 and December 31, 2007 and income statement data for the three months ended March 31, 2008 and 2007 for Concord:

	As of 3/31/08	As of 12/31/07
Investments	$1,076,450	$1,140,108
Cash, including restricted cash	30,188	19,094
Warehouse debt facilities obligations	421,685	472,324
Collateralized debt obligations	366,650	376,650
Members’ equity	309,353	310,922

	Three Months Ended March 31,
	2008	2007
Interest and other income	$20,039	$11,154
Interest expense	(10,312)	(6,666)
Impairment charge	(5,377)	—
Gain on debt repayment	5,150	—
Other expenses and minority interests	(1,350)	(1,178)
Net income	8,150	3,310
Other comprehensive loss (unrealized loss on investments and swaps)	(19,893)	—
Comprehensive income (loss)	$(11,743)	$3,310

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

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub, LLC (“Inland”). NLS was established to acquire single-tenant net lease specialty real estate in the United States. In connection with the formation of NLS and on December 20, 2007, the MLP contributed interests in 12 properties to NLS along with $6,721 in cash and Inland contributed $121,676 in cash. In addition, the Company sold for cash interests in 18 properties to NLS and recorded an aggregate gain of $19,422, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity of 47.2%. The properties were subject to $186,302 in mortgage debt, which was assumed by NLS. After such formation transaction Inland and the MLP owned 85% and 15%, respectively, of NLS’s common equity and the MLP owned 100% of NLS’s $87,615 preferred equity.

On March 25, 2008, the MLP contributed interests in five properties to NLS along with $4,354 in cash and Inland contributed $72,545 in cash. In addition, the Company sold for cash interests in six properties to NLS and recorded an aggregate gain of $23,169, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity of 47.2%. The properties were subject to $131,603 in mortgage debt, which was assumed by NLS. The mortgage debt assumed by NLS has stated interest rates ranging from 5.1% to 8.0%, with a weighted average interest rate of 6.0% and maturity dates ranging from 2010 to 2021. After this transaction Inland and the

Company own 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s $141,329 preferred equity.

In addition, NLS has a right to acquire an interest in two additional properties from the Company and the MLP. The acquisition of each of the two assets by NLS is subject to satisfaction of conditions precedent to closing, including the acquisition by the MLP of 100% of the interest in one asset, the assumption of existing financing, obtaining certain consents and waivers, the continuing financial solvency of the tenants, and certain other customary conditions. Accordingly, neither the Company, the MLP nor NLS can provide any assurance that the acquisition by NLS of these two assets will be completed. In the event that NLS does not acquire the assets by June 30, 2008, NLS will no longer have the right to acquire such assets.

Inland and the Company are currently entitled to a return on/of their respective investments as follows: (1) Inland -9% on its common equity, (2) the Company -6.5% on its preferred equity, (3) the Company -9% on its common equity, (4) return of the Company preferred equity, (5) return of Inland common equity (6) return of the Company common equity and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland and 15% to the Company.

In addition to the capital contributions described above, the MLP and Inland committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets. LRA has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by the NLS.

The following is summary historical cost basis selected balance sheet data as of March 31, 2008 and  December 31, 2007 and income statement data for the three months ended March 31, 2008 for NLS:

	As of 3/31/08	As of 12/31/07
Real estate, including intangibles	$678,133	$405,834
Cash	4,640	1,884
Mortgages payable	302,396	171,556

For the Three Months
Ended 3/31/08
Gross rental revenues	$8,166
Expenses, net	(7,327)
Net income	$839

     During the three months ended March 31, 2008, the Company recognized $2,020 in losses relating to NLS based  upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value, at inception, of the MLP's equity investment in NLS of $94,265 is accreted into equity in earnings of non-consolidated entities. During the three months ended March 31, 2008, the MLP recorded earnings of $2,217 related to this difference.

During the three months ended March 31, 2008, the MLP incurred transaction costs relating to the formation of NLS of $926 which are included in general and administrative expenses in the consolidated statements of operations.

LEX-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the MLP holds a 28% ownership interest, acquired 3.9 million  shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust,

Inc.), (“Wells”), a non-exchange traded entity, at a price per share of $9.30 in a tender offer. During 2007, the MLP  funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop also holds a 28% interest in Lex-Win. The Company’s former Executive Chairman and Director of Strategic Acquisitions is an affiliate of Winthrop.  Profits, losses and cash flows are allocated in accordance with the membership interests.

Other Equity Method Investment Limited Partnerships

The Company is a partner in eight partnerships with ownership percentages ranging between 26% and 40%, which own net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships have $100,048 in mortgage debt (the Company’s proportionate share is $29,572) with interest rates ranging from 5.2% to 15.0% with a weighted average rate of 8.9% and maturity dates ranging from 2008 to 2018.

 (7)           Mortgages and Notes Payable

During the three months ended March 31, 2008, the MLP obtained $25,000 and $45,000 secured term loans from KeyBank N.A. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The MLP recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges.

Pursuant to the new loan agreements, the MLP simultaneously entered into an interest-rate swap agreement with KeyBank N.A to swap the LIBOR rate  on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,152 at March 31, 2008). The new debt is presented net of a discount of $5,696 (representing the swap liability assumed in connection with the loans at inception). Amortization of the discount as interest expense will occur over the term of the loans.

The following table presents the Company’s derivative liability for the swap measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using
Quoted Prices in	Significant	Significant
Active Markets for	Other	Unobservable
Identical Liabilities	Observable Inputs	Inputs
(Level 1)	(Level 2)	(Level 3)	Balance
$ --	$ 5,152	$ --	$ 5,152

Although the Company has determined that the majority of the inputs used to value its swap obligation derivative fall within Level 2 of the fair value hierarchy, the credit valuation adjustment associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustment on the overall valuation of the swap obligation and has determined that the credit valuation adjustment on the overall valuation adjustments are not significant to the overall valuation.  As a result, the Company has determined that its swap obligation valuation in its entirety should be classified in Level 2 of the fair value hierarchy.

Also at inception, in accordance with SFAS No. 133, as amended, the Company designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap will be recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.

During the three months ended March 31, 2007, the Company obtained three non-recourse mortgages aggregating $40,325 with interest rates ranging from 5.7% to 6.1% and maturity dates ranging from 2017 to 2021.

During the three months ended March 31, 2007, the Company fully repaid $547,199 of indebtedness under the MLP’s then secured term loan facility and all balances outstanding on its line of credit.  In connection with this repayment, the Company incurred approximately $650 to terminate an interest rate swap agreement.

During the three months ended March 31, 2008, in connection with sales of certain properties, the Company satisfied the corresponding mortgages payable which resulted in debt satisfaction charges of $463.

During the three months ended March 31, 2007, the Company issued, through the MLP, an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. The notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are currently convertible by the holders into common shares at a price of $21.99 per share, subject to adjustment upon certain events. The exchange rate is subject to adjustment under certain events including increases in the Company’s rate of dividends. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the exchange value exceeds the principal amount of the note, either cash or common shares at the Company’s option. During the three months ended March 31, 2008, the MLP repurchased and retired $100,000 of these notes for $87,374, which resulted in a gain on debt satisfaction of $10,780, which includes the write-off of $1,846 in deferred financing costs.

During the three months ended March 31, 2007, the Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities. These securities which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.

In 2007, the Company obtained a $225,000 secured term loan from KeyBank N.A. The interest-only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants with which the Company was in compliance as of March 31, 2008. As of March 31, 2008, $213,635 is outstanding under this loan.

 (8)           Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoiding dependency on a single asset and the creditworthiness of its tenants.  For the three months ended March 31, 2008 and 2007, no single tenant represented greater than 10% of rental revenues.

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

During the three months ended March 31, 2008 and 2007, 124,337 and 1,013,124 OP Units, respectively, were redeemed by the Company for an aggregate value of $1,275 and $20,222, respectively.

As of March 31, 2008, there were approximately 39.6 million OP Units outstanding other than OP Units owned by the Company.  All OP Units receive distributions in accordance with their respective partnership agreements.  To the extent that the Company’s dividend per common share is less than the stated distribution per OP Unit per the applicable partnership agreement, the distributions per OP Unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP Units have a liquidation preference. As of March 31, 2008, the Company’s common shares had a closing price of $14.41 per share. Assuming all outstanding OP Units not held by the Company were redeemed on such date the estimated fair value of the OP Units is $570,561.

 (10)         Related Party Transactions

The Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two first mortgage loans encumbering MLP properties.  As of March 31, 2008 and December 31, 2007, the value of the ownership interest was $15,810 and $15,926, respectively.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions, provide property management services at certain properties and co-investments owned by the Company. The Company incurred costs of $1,240 and $890, respectively, for these services for the three months ended March 31, 2008 and 2007.

On March 20, 2008, the Company entered into a Services and Non-Compete Agreement with its former Executive Chairman and Director of Strategic Acquisitions and his affiliate, which provides that the Company’s former

Executive Chairman and Director of Strategic Acquisitions and his affiliate will provide the Company with certain asset management services in exchange for $1,500. The $1,500 is included in general and administrative expenses in the statement of operations for the three months ended March 31, 2008.

As of March 31, 2008 and December 31, 2007, $4,321 and $21,378 in mortgage notes payable are due to entities owned by two of the Company’s significant OP Unitholders and former Executive Chairman and Director of Strategic Acquisitions.

During the three months ended March 31, 2007, the Company repurchased common shares from two of its officers for an aggregate of $405.

During the three months ended March 31, 2007, the MLP and Winthrop, an entity affiliated with the Company’s former Executive Chairman and Director of Strategic Acquisitions, entered into a joint venture with other unrelated partners, to acquire shares of Wells (see note 6).

Winthrop, an affiliate of the Company’s former Executive Chairman and Director of Strategic Acquisitions, is the 50% partner in Concord Debt Holdings LLC (see note 6).

(11)         Shareholders’ Equity

During the three months ended March 31, 2007, the Company issued $155,000 liquidation amount of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) which pays dividends at an annual rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not so listed, the Series D Preferred will pay dividends at an annual rate of 8.55%.

(12)         Commitments and Contingencies

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties.

The Company has agreed with Vornado Realty Trust (“Vornado”), a significant OP Unitholder in the MLP, to operate the MLP as a REIT and to indemnify Vornado for any actual damages incurred by Vornado if the MLP is not operated as a REIT. Clifford Broser, a member of the Company’s Board of Trustees, is a Senior Vice President of Vornado.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business.  Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition, but may be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period. Given the inherent difficulty of predicting the outcome of these matters, the Company cannot estimate losses or ranges of losses for proceedings where there is only a reasonable possibility that a loss may be incurred.

(13)         Share–Based Compensation

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

A third party consultant was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of grant date, it was determined that the value of the awards was $1,901. As of March 31, 2008, the value of the awards was $972. The Company recognized $54 and $64 in compensation expense relating to the awards during the three months ended March 31, 2008 and 2007, respectively.

Each participating officer’s award under this program will be designated as a specified participation percentage of the aggregate outperformance pool. On February 6, 2007, the Compensation Committee allocated 83% of the outperformance pool to certain of the Company’s officers.  Subsequently, two officers separated from the Company and the rights relating to their allocated 19% were forfeited. The remaining unallocated balance of 36% may be allocated by the Compensation Committee at its discretion.

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

During the three months ended March 31, 2008, the Company and a former executive officer and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release. In addition to an aggregate cash payment of $1,500 to be paid over nine months, non-vested common shares were accelerated and immediately vested which resulted in a charge of $265 (see note 10).

During the three months ended March 31, 2008 and 2007, the Company recognized $1,309 and $1,369, respectively, in compensation expense relating to share grants, exclusive of the $265 discussed above.

(14)         Supplemental Disclosure of Statement of Cash Flow Information

During the three months ended March 31, 2008 and 2007, the Company paid $53,404 and $32,335, respectively, for interest and $1,178 and $868, respectively, for income taxes.

During the three months ended March 31, 2008 and 2007, holders of an aggregate of 92,623 and 875,558 OP Units, respectively, redeemed such OP Units for common shares of the Company.  These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $826 and $17,271, respectively.

During the three months ended March 31, 2008, the MLP entered into a swap obligation with an initial value of $5,696, which is reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During the three months ended March 31, 2008, the MLP contributed five properties to NLS with $69,594 in real estate and intangibles and $51,497 in mortgage notes payable assumed.

(15)	Subsequent Events

Subsequent to March 31, 2008, the Company:

•	Sold three properties, which were classified as held for sale, for gross proceeds of $25,785 and repaid $14,019 in indebtedness.

•
Entered into a lease termination agreement with the tenant at its Baltimore, Maryland asset. The MLP received $27,100 in cash, title to the interest in the land underlying the asset plus the assignment of all subleases in exchange for allowing the tenant to terminate its lease in April 2008, rather than September 2009, when it was scheduled to expire.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008.

Forward-Looking Statements

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three month periods ended March 31, 2008 and  2007, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes and with our consolidated financial statements and notes included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 29, 2008. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions.  Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports files with the SEC, including risks related to: (i) changes in general business and economic conditions, (ii) competition, (iii) increases in real estate construction costs, (iv) changes in interest rates, or (v) changes in accessibility of debt and equity capital markets.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Accordingly, there is no assurance that our expectations will be realized.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report. There have been no significant changes to those policies during 2008.

New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements  which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for non-financial assets and liabilities, which is deferred for one additional year. The adoption of the effective portions of this statement did not have a material impact on our financial position, results of operations or cash flows. Management is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurement or remeasurement of previously reported fair values.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115, which we refer to as SFAS 159. SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Management did not adopt the fair value provisions of this pronouncement and thus it did not have an impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations which we refer to as SFAS 141R. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB 51, which we refer to as SFAS 160. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interest expense will no longer be recorded in the statement of operations.

In December 2007, the FASB ratified EITF consensus on EITF 07-06, Accounting for the Sale of Real Estate Subject to the Requirements of FASB Statement No. 66, Accounting for Sales of Real Estate, When the Agreement Includes a Buy-Sell Clause, which we refer to as EITF 07-06. EITF 07-06 clarifies that a buy-sell clause in a sale of real estate that otherwise qualifies for partial sale accounting does not by itself constitute a form of continuing involvement that would preclude partial sale accounting under SFAS No. 66. EITF 07-06 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 07-06 did not have a material impact on our financial position, results of operations or cash flows.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. The adoption of this announcement did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133, which we refer to as SFAS 161. Statement 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

As of March 31, 2008, we held interests in approximately 260 consolidated properties, which were located in 42 states and the Netherlands. Our real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property.

During the three months ended March 31, 2008, we did not purchase any properties and sold three properties to third parties for aggregate proceeds of $122.4 million, which resulted in a gain of $0.7 million. During the three months ended March 31, 2007, we purchased four properties for a capitalized cost of $79.2 million and sold four properties for $41.9 million to the tenant of the properties at an amount that approximated carrying costs.

Our principal sources of liquidity are revenues generated from the properties, interest on cash balances, amounts available under our unsecured credit facility, the MLP’s secured term loans, equity commitments from co-investment partners and amounts that may be raised through the sale of securities in private or public offerings. For the three months ended March 31, 2008 and 2007, the leases on our consolidated properties generated $97.2 million and $74.6 million, respectively, in rental revenue.

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

Dividends paid to our common and preferred shareholders increased to $158.2 million in 2008, compared to $44.9 million in 2007. The increase is primarily attributable to the $2.10 per share/unit special dividend paid in January 2008.

Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt and co-investment programs as well as other alternatives, will provide the necessary capital required by us. Cash flows from operations as reported in the Consolidated Statements of Cash Flows decreased to $68.0 million for 2008 from $99.0 million for 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $128.8 million in 2008 and $(24.7) million in 2007. Cash used in investing activities related primarily to investments in real estate properties, joint ventures and an increase in restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of marketable securities, distributions from non-consolidated entities in excess of accumulated earnings and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled $(500.4) million in 2008 and $28.2 million in 2006. Cash provided by financing activities during each year was primarily attributable to proceeds from equity and debt offerings offset by dividend and distribution payments and debt payments.

UPREIT Structure.  Our UPREIT structure permits us to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP Units in our operating partnerships. Substantially all outstanding OP Units are redeemable by the holder at certain times for common shares on a one-for-one basis or, at our election, with respect to certain OP Units, cash. Substantially all outstanding OP Units require us to pay quarterly distributions to the holders of such OP Units equal to the dividends paid to our common shareholders and the remaining OP Units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. No OP Units have a liquidation preference. We account for outstanding OP Units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP Units are redeemed for our common shares. As of March 31, 2008, the Company’s common shares had a closing price of $14.41 per share. Assuming all outstanding OP Units not held by us were redeemed on such date the estimated fair value of the OP Units is $570.6 million. As of March 31, 2008, there were 39.6 million OP Units outstanding.

Financing

Revolving Credit Facility.  Our $200.0 million revolving credit facility with Wachovia Bank N.A. and a consortium of other banks, (1) expires June 2009 and (2) bears interest at 120-170 basis points over LIBOR depending on our leverage (as defined) in the credit facility. Our credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of March 31, 2008, we were in compliance with all covenants, no borrowings were outstanding, $199.6 million was available to be borrowed, and $0.4 million letters of credit were outstanding under the credit facility.

During the three months ended March 31, 2008, the MLP obtained $25.0 million and $45.0 million secured term loans from KeyBank N.A. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans ($68.0 million) were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014.

Pursuant to the new loan agreements, the MLP simultaneously entered into an interest-rate swap agreement with KeyBank N.A to swap the LIBOR rate  on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5.7 million ($5.2 million at March 31, 2008).

The MLP has a secured loan with Key Bank, N.A., which bears interest at LIBOR plus 60 basis points. As of March 31, 2008, $213.6 million was outstanding under the secured loan. The secured loan is scheduled to mature in June 2009. The secured loan requires monthly payments of interest only. The MLP is also required to make principal payments from the proceeds of certain property sales and certain refinancings if such proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement. The secured loan has customary covenants, which the MLP was in compliance with at March 31, 2008.

During the three months ended March 31, 2007, the MLP issued $450.0 million in 5.45% guaranteed exchangeable notes due in 2027, which can be put by the holder every five years commencing 2012 and upon certain events. The net proceeds were used to repay indebtedness. During 2008, the MLP repurchased $100.0 million of these notes for $87.4 million, which resulted in a net gain of $10.8 million, which includes the write-off of $1.8 million in deferred financing costs.

During the three months ended March 31, 2007, we issued $200.0 million in Trust Preferred Notes. These Trust Preferred Notes, which are classified as debt, (1) are due in 2037, (2) are redeemable by us commencing April 2012 and (3) bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.

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

Capital Expenditures.  As leases expire, we expect to incur costs in extending the existing tenant leases or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows or borrowings on our credit facility.

Results of Operations

Three months ended March 31, 2008 compared with March 31, 2007.  Changes in our results of operations are primarily due to the acquisition of the outstanding interests in our co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2008 of $26.8 million, $22.6 million is attributable to rental revenue. The remaining $4.2 million increase in gross revenues in 2008 was primarily attributable to an increase in tenant reimbursements.

The increase in interest and amortization expense of $13.3 million is due to the increase in long-term debt due to both the growth of our portfolio and the acquisition of the outstanding interests in four of our co-investment programs during 2007.

The increase in property operating expense of $8.3 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $8.2 million is due primarily to the growth in real estate and intangibles through the acquisition of properties. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $2.3 million is due primarily to entering into a services and non-compete agreement with our former Executive Chairman and Director of Strategic Acquisitions and his affiliate.

Debt satisfaction gains, net increased $9.7 million due to the debt being satisfied at a net gain in 2008.

Provision for income taxes increased $0.8 million due to the write-off of deferred tax assets of former taxable REIT subsidiaries that were merged into us.

Minority interest changed $18.4 million due to an increase in earnings at the operating partnership level.

The equity in earnings of non-consolidated entities increase of $2.0 million is primarily due to increased net income at our non-consolidated investments.

The increase in gains on sales of properties — affiliates of $23.2 million relates to the sale of properties to NLS.

Net income increased by $5.6 million primarily due to the net impact of the items discussed above offset by a decrease of $4.6 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $4.6 million due to a decrease in income from discontinued operations of $5.8 million coupled with an impairment charge of $2.7 million in 2008, offset by an increase in gains on sale of $0.7 million, and a change in minority interests’ share of income of $3.2 million.

Net income applicable to common shareholders in 2008 was $0.8 million compared to a net loss applicable to common shareholders in 2007 of $(3.4) million. The change is due to the items discussed above offset by an increase in preferred dividends of $1.4 million resulting from the issuance of the Series D Preferred. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our Annual Report.

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

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities.  As of March 31, 2008, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

In addition, the Company has $0.4 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of March 31, 2008 and 2007, our consolidated variable rate indebtedness was $213.6 million and $0, respectively, which represented 7.9% and 0% of total long-term indebtedness, respectively.  During the three months ended March 31, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 4.4% and 7.5%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2008 and 2007 would have been increased by approximately $0.5 million and $0.1 million, respectively. As of March 31, 2008 and 2007, our consolidated fixed rate debt was approximately $2.5 billion and $2.2 billion respectively, which represented 92.1% and 100%, respectively, of total long-term indebtness.  The weighted average interest rate as of March 31, 2008 of fixed rate debt was 5.9%, which approximates market. With $22.6 million in fixed rate debt maturing in 2008, we believe we have limited market risk exposure to rising interest rates as it relates to our fixed rate debt obligations.  However, had the fixed interest rate been higher by 100 basis points, our interest expense would have been increased by $6.3 million for the three months ended March 31, 2008  and by $5.2 million for the three months ended March 31, 2007. Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement and one swap agreement.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2008 under our common share / operating partnership unit repurchase authorization approved by our board of trustees in 2007.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of Shares/ Units Purchased	Average Price Paid Per Share/ Unit	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2008	1,152,456	$14.51	1,152,456	4,617,526

February 1 - 29, 2008	158	$14.60	158	4,617,368

March 1 - 31 2008	—	$—	—	4,617,368

First quarter 2008	1,152,614	$14.51	1,152,614	4,617,368

ITEM 3.		Defaults Upon Senior Securities - not applicable.

ITEM 4.		Submission of Matters to a Vote of Security Holders – not applicable.

ITEM 5.		Other Information - not applicable.

ITEM 6.		Exhibits

Exhibit No.		Description
3.1	—
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

3.14	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.15	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.16	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.17	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.18	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”))(1)
3.19	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.20	—
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

4.11	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.6 to the 01/08/07 8-K)(1)
9.2	—
Amendment No. 1 to Voting Trustee Agreement, dated as of March 20, 2008, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2008 (the “03/24/08 8-K”))(1)

10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)
10.2	—
Amended and Restated 2002 Equity-Based Award Plan of the Company (filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 24, 2003 (the “2002 10-K”))(1, 4)

10.3	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)
10.4	—	1998 Share Option Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement filed on April 22, 1998) (1, 4)
10.5	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)
10.6	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1, 4)
10.7	—	2007 Equity Award Plan (filed as Annex A to the Company’s Definitive Proxy Statement dated April 19, 2007) (1,4)
10.8	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)
10.9	—	Amendment to 2007 Outperformance Program (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on December 20,2007 (the 12/26/07 8-K)) (1,4)
10.10	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)
10.11	—
Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

10.12	—
Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 02/06/06 8-K) (1, 4)

10.13	—
Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll and (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

10.14	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1,4)
10.15	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.16	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s current Report on Form 8-k filed on January 11, 2008 (1,4)
10.17	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.18	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.19	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.20	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.21	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.22	—	2008 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed April 18, 2008) (1, 4)
10.23	—	Form of Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.3 to the 2002 10-K)(1)
10.24	—
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

10.38	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K)(1)
10.39	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K)(1)
10.40	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L.

Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.41	—
Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”))(1)

10.42	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K)(1)
10.43	—	Registration Rights Agreement, dated as of November 7, 2005, between the Company and First Union (filed as Exhibit 10.6 to NKT’s 11/15/05 8-K)(1)
10.44	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K)(1)
10.45	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K)(1)
10.46	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Winthrop Realty Trust filed as Exhibit 10.14 to the 01/08/07 8-K)(1)
10.47	—
Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.48	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)
10.49	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.50	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K)(1)
10.51	—
Second Amendment and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008 (the “2/21/08 8-K”))(1)

10.52	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K)(1)
10.53	—	Services and Non-Compete Agreement, dated as of March 20, 2008, among the Company, FUR Advisors LLC and Michael L. Ashner (filed as Exhibit 10.1 to the 03/24/2008 8-K)(1)
10.54	—	Separation and General Release, dated as of March 20, 2008, between the Company and Michael L. Ashner (filed as Exhibit 99.1 to the 03/24/2008 8-K)(1, 4)
10.55	—	Form of Contribution Agreement dated as of December 20, 2007 (filed as Exhibit 10.5 to the 12/26/07 8-K)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
____________

(1)  Incorporated by reference.

(2)  Filed herewith.

(3)  Furnished herewith.

(4)  Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: May 9, 2008	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

	By:	/s/ Patrick Carroll
Date: May 9, 2008		Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer