Form 10-Q
period 2008-06-30
LEXINGTON REALTY TRUST
filed 2008-08-08
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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

                            Yes _ No X

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 64,595,016 common shares, par value $0.0001 per share on August 1, 2008.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Unaudited and in thousands, except share and per share data)

	June 30,	December 31,
	2008	2007
Assets:
Real estate, at cost	$3,805,177	$4,095,278
Less: accumulated depreciation and amortization	413,878	379,831
	3,391,299	3,715,447
Properties held for sale – discontinued operations	4,558	150,907
Intangible assets, net	396,495	516,698
Cash and cash equivalents	157,849	412,106
Restricted cash	19,468	4,185
Investment in and advances to non-consolidated entities	227,466	226,476
Deferred expenses, net	37,448	42,040
Notes receivable	68,754	69,775
Rent receivable – current	21,347	25,289
Rent receivable – deferred	16,818	15,303
Other assets	69,349	86,937
	$4,410,851	$5,265,163
Liabilities and Shareholders’ Equity:
Liabilities:
Mortgages and notes payable	$2,075,404	$2,312,422
Exchangeable notes payable	325,000	450,000
Trust preferred securities	129,120	200,000
Contract rights payable	14,094	13,444
Dividends payable	27,929	158,168
Liabilities – discontinued operations	7,132	119,093
Accounts payable and other liabilities	42,340	49,442
Accrued interest payable	18,011	23,507
Deferred revenue - below market leases, net	170,533	217,389
Prepaid rent	17,857	16,764
	2,827,420	3,560,229
Minority interests	642,774	765,863
	3,470,194	4,326,092
Commitments and contingencies (notes 6, 7, 12, 13 and 15)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $129,915 and $155,000, respectively; 2,598,300 and 3,100,000 shares issued and outstanding in 2008 and 2007, respectively	126,217	150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000, 6,200,000 shares issued and outstanding	149,774	149,774
Special Voting Preferred Share, par value $0.0001 per share; 1 share authorized, issued and outstanding	--	--
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 64,552,304 and 61,064,334 shares issued and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in-capital	1,080,697	1,033,332
Accumulated distributions in excess of net income	(493,779)	(468,167)
Accumulated other comprehensive income (loss)	1,427	(2,778)
Total shareholders’ equity	940,657	939,071
	$4,410,851	$5,265,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended June 30, 2008 and 2007

 (Unaudited and in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Gross revenues:
Rental	$118,100	$90,345	$215,105	$164,719
Advisory and incentive fees	365	11,224	676	11,943
Tenant reimbursements	10,209	6,617	20,251	12,057
Total gross revenues	128,674	108,186	236,032	188,719
Expense applicable to revenues:
Depreciation and amortization	(85,173)	(54,006)	(141,370)	(101,968)
Property operating	(20,045)	(13,527)	(39,505)	(24,693)
General and administrative	(7,310)	(12,339)	(18,377)	(21,156)
Non-operating income	18,694	2,383	20,799	4,869
Interest and amortization expense	(39,921)	(36,668)	(83,277)	(66,741)
Debt satisfaction gains, net	27,005	--	36,711	--
Gains on sale-affiliates	8,637	--	31,806	--
Income (loss) before provision for income taxes, minority interests, equity in earnings (losses) of non-consolidated entities and discontinued operations	30,561	(5,971)	42,819	(20,970)
Provision for income taxes	(721)	(1,667)	(2,055)	(2,193)
Minority interests share of (income) losses	10,967	(16,619)	2,587	(6,748)
Equity in earnings (losses) of non-consolidated entities	(27,194)	38,386	(21,647)	41,890
Income from continuing operations	13,613	14,129	21,704	11,979
Discontinued operations:
Income from discontinued operations	378	10,622	2,202	18,190
Provision for income taxes	(45)	(2,646)	(69)	(2,663)
Debt satisfaction charges	(313)	(89)	(313)	(89)
Gains on sales of properties	3,925	12,828	4,612	12,828
Impairment charge	--	--	(2,694)	--
Minority interests share of income	(1,833)	(5,905)	(1,905)	(9,091)
Total discontinued operations	2,112	14,810	1,833	19,175
Net income	15,725	28,939	23,537	31,154
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(3,180)	(3,180)
Dividends attributable to preferred shares – Series C	(2,111)	(2,519)	(4,630)	(5,038)
Dividends attributable to preferred shares – Series D	(2,925)	(2,925)	(5,851)	(4,447)
Redemption discount – Series C	5,678	--	5,678	--
Net income allocable to common shareholders	$14,777	$21,905	$15,554	$18,489
Income per common share–basic:
Income (loss) from discontinued operations, after preferred dividends	$0.21	$0.11	$0.23	$(0.01)
Income from discontinued operations	0.04	0.23	0.03	0.29
Net income allocable to common shareholders	$0.25	$0.34	$0.26	$0.28
Weighted average common shares outstanding–basic	60,163,396	65,265,217	59,994,988	66,892,769
Income (loss) per common share–diluted:
Income (loss) from continuing operations, after preferred dividends	$(0.08)	$0.11	$0.02	$(0.01)
Income from discontinued operations	$0.04	$0.23	$0.03	$0.29
Net income (loss) allocable to common shareholders	$(0.04)	$0.34	$0.05	$0.28
Weighted average common shares outstanding–diluted	100,554,903	65,265,828	100,567,119	66,892,769

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three and six months ended June 30, 2008 and 2007
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$15,725	$28,939	$23,537	$31,154
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities	--	(362)	107	(520)
Change in unrealized gain on foreign currency translation	32	5	302	41
Change in unrealized gain (loss) on interest rate swap, net of minority interest's share	1,052	--	1,295	(357)
Change in unrealized gain (loss) from non-consolidated entities, net of minority interest's share	1,993	--	(2,993)	--
Less reclassification adjustment from losses (gains) included in net income	5,494	--	5,494	357
Other comprehensive income (loss)	8,571	(357)	4,205	(479)
Comprehensive income	$24,296	$28,582	$27,742	$30,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2008 and 2007
(Unaudited and in thousands)
	2008	2007

Net cash provided by operating activities:	$133,557	$152,604

Cash flows from investing activities:
Acquisition of interest in certain non-consolidated entities	--	(366,614)
Investment in real estate, including intangibles	(11,676)	(133,722)
Acquisitions of additional interests in LSAC	--	(24,114)
Net proceeds from sale of properties - affiliates	95,576	--
Purchase of minority interests	(5,311)	--
Net proceeds from sale/transfer of properties	167,460	108,523
Proceeds from the sale of marketable equity securities	2,500	13,077
Real estate deposits	223	(890)
Principal payments received on loans receivable	725	1,332
Distributions from non-consolidated entities in excess of accumulated earnings	5,460	7,823
Investment in and advances to/from non-consolidated entities	(12,953)	(45,824)
Investment in marketable equity securities	--	(723)
Increase in deferred leasing costs	(7,911)	(2,480)
(Increase) decrease in escrow deposits	(15,423)	33,905
Net cash provided by (used in) investing activities	218,670	(409,707)

Cash flows from financing activities:
Dividends to common and preferred shareholders	(185,081)	(75,353)
Repurchase of exchangeable notes	(109,686)	--
Repurchase of trust preferred securities	(44,561)	--
Principal payments on debt, excluding normal amortization	(193,453)	(570,730)
Dividend reinvestment plan proceeds	--	5,652
Principal amortization payments	(35,712)	(36,034)
Proceeds of mortgages and notes payable	--	67,225
Proceeds from term loans	70,000	225,000
Proceeds from trust preferred notes	--	200,000
Proceeds from exchangeable notes	--	450,000
Increase in deferred financing costs	(2,479)	(16,986)
Swap termination costs	(160)	--
Contributions from minority partners	--	79
Cash distributions to minority partners	(128,274)	(46,030)
Proceeds from the sale of common and preferred shares, net	47,189	149,909
Repurchase of common and preferred shares	(23,792)	(134,068)
Partnership units repurchased	(475)	(3,114)
Net cash (used in) provided by financing activities	(606,484)	215,550
Cash acquired in co-investment program acquisition	--	20,867
Cash associated with sale of interest in entity	--	(1,442)
Change in cash and cash equivalents	(254,257)	(22,128)
Cash and cash equivalents, at beginning of period	412,106	97,547
Cash and cash equivalents, at end of period	$157,849	$75,419

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to investors in the net lease area. As of June 30, 2008, the Company owned or had interests in approximately 255 consolidated properties in 42 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to tenants, however, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or through (1) one of four operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of a limited partner that holds a majority of the limited partnership interests (“OP Units”): The Lexington Master Limited Partnership (“MLP”), Lepercq Corporate Income Fund L.P. (“LCIF”), Lepercq Corporate Income Fund II L.P. (“LCIF II”), and Net 3 Acquisition L.P. (“Net 3”), and (2) Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS.

During the six months ended June 30, 2008, the Company repurchased approximately 1.2 million common shares/OP Units at an average price of approximately $14.51 per common share/OP Unit aggregating $16.7 million, in the open market and through private transactions with third parties. As of June 30, 2008, approximately 4.6 million common shares/OP Units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods.  For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission on February 29, 2008 with the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting.  The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, MLP, LRA and Six Penn Center L.P.  Lexington Contributions, Inc. (“LCI”) and Lexington Strategic Asset Corp.  (“LSAC”), each a formerly majority owned TRS, were merged with and into the Company as of March 25, 2008 and June 30, 2007, respectively.

Recently Issued Accounting Standards.   In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, as amended (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which are deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS 13 and related standards. The adoption of the effective portions of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. The Company is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurements or remeasurements of previously reported fair values.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interests' share of income or loss will no longer be recorded in the statement of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1").  FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128," and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share.  FSP 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Management is currently determining the impact the adoption of FSP 03-6-1 will have on the Company's financial statements.

In June 2007, the Securities and Exchange staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The Securities and Exchange Commission announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. As the Company did not adopt the fair value provisions of SFAS 159, the adoption of this announcement did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-1").  FSP 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods.  Management is currently determining the impact the adoption of FSP 14-1 will have on the Company's financial statements.

Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, and the useful lives of long-lived assets. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.  The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.  All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated, as appropriate.  All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Impairment of Real Estate and Equity-Method Investments. The Company evaluates the carrying value of all tangible and intangible assets held, including its investments in non-consolidated entities (such as Concord Debt Holdings, LLC), when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes estimating and reviewing anticipated future cash flows to be derived from the asset. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Derivative Financial Instruments.  The Company accounts for its interest rate cap and swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”).  In accordance with SFAS 133, these agreements are carried on the balance sheet at their respective fair values, as an asset, if fair value is positive, or as a liability, if fair value is negative.  The interest rate swap is designated as a cash flow hedge whereby the effective portion of the swap's change in fair value is reported as a component of other comprehensive income (loss); the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.  The interest rate cap is not designated as a hedge instrument and accordingly all changes in its fair value are recognized in earnings as an increase or decrease to interest expense.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances deposited with qualified intermediaries to complete potential tax-free exchanges.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2008, the Company was not aware of any environmental matter relating to any of its assets that could have a material impact on the financial statements.

Reclassifications.  Certain amounts included in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

(3)           Earnings per Share
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
BASIC

Income from continuing operations	$13,613	$14,129	$21,704	$11,979
Less preferred dividends	(948)	(7,034)	(7,983)	(12,665)
Income (loss) allocable to common
shareholders from continuing operations	12,665	7,095	13,721	(686)
Total income from discontinued operations	2,112	14,810	1,833	19,175
Net income allocable to common shareholders	$14,777	$21,905	$15,554	$18,489
Weighted average number of common shares outstanding -basic	60,163,396	65,265,217	59,994,988	66,892,769

Income per common share – basic:
Income (loss) from continuing operations	$0.21	$0.11	$0.23	$(0.01)
Income from discontinued operations	0.04	0.23	0.03	0.29
Net income	$0.25	$0.34	$0.26	$0.28

DILUTED
Income (loss) allocable to common
shareholders from continuing operations – basic	$12,665	$7,095	$13,721	$(686)
Incremental loss attributed to assumed conversion of dilutive securities	(20,450)	--	(11,775)	--
Income (loss) allocable to common
shareholders from continuing operations	(7,785)	7,095	1,946	(686)
Total income from discontinued operations	3,970	14,810	2,957	19,175
Net income allocable to common shareholders	$(3,815)	$21,905	$4,903	$18,489

Weighted average number of common shares used in calculation of basic earnings per share
	60,163,396	65,265,217	59,994,988	66,892,769
Add incremental shares representing:
Shares issuable upon exercise of employee share
options/non-vested shares	--	611	10,373	--
Shares issuable upon conversion of dilutive
securities	40,391,507	--	40,561,758	--
Weighted average number of common shares - diluted	100,554,903	65,265,828	100,567,119	66,892,769

Income per common share - diluted:
Income (loss) from continuing operations	$(0.08)	$0.11	$0.02	$(0.01)
Income from discontinued operations	0.04	0.23	0.03	0.29
Net income (loss)	$(0.04)	$0.34	$0.05	$0.28

During the second quarter of 2008, the Company redeemed 501,700 Series C Preferred shares at a $5,678 discount to their historical cost basis.  In accordance with EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, this discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to the common shareholders and, accordingly, it has been added to net income to arrive at net income allocable to common shareholders for the three and six month periods ended June 30, 2008.

In accordance with EITF D-53, Computation of Earnings Per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock, for purposes of computing diluted earnings per share for the three and six month periods ended June 30, 2008, the discount on redemption has been subtracted from net income allocable to common shareholders in the incremental loss attributed to assumed conversion of dilutive securities, and the shares have been assumed redeemed for common shares at the beginning of the respective periods.  The Company determined that the Series C Preferred shares that were not redeemed were not dilutive to basic earnings per share.

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

During the six months ended June 30, 2008, the Company did not acquire any properties. During the six months ended June 30, 2007, the Company acquired seven properties from third parties for an aggregate capitalized cost of $117,760 and allocated $19,083 of the purchase price to intangible assets.

During the six months ended June 30, 2007, the Company acquired additional shares in LSAC for $16,696.  Also during the six months ended June 30, 2007, LSAC paid $7,418 to repurchase its common stock in a tender offer.  After these transactions, on June 30, 2007, (1) LSAC was merged with and into the Company and ceased to exist,  (2) each share of common stock of LSAC owned by the Company was cancelled and (3) each share of common stock of LSAC not owned by the Company (8,750 shares) was cancelled and the Company paid the holders $87.

During the six months ended June 30, 2007, the Company, including through its consolidated subsidiaries, completed transactions with its joint venture partners as summarized as follows:

Triple Net Investment Company LLC ("TNI")

On May 1, 2007, the Company entered into a purchase agreement with the Utah State Retirement Investment Fund, its partner in one of its co-investment programs, TNI, and acquired the 70% of TNI it did not already own through a cash payment of approximately $82,600 and the assumption of approximately $156,600 in non-recourse mortgage debt.  Accordingly, the Company became the sole owner of the 15 primarily single tenant net leased real estate properties owned by TNI.    The debt assumed by the Company bears stated interest at rates ranging from 4.9% to 9.4% with a weighted-average stated rate of 5.9% and matures at various dates ranging from 2010 to 2021.  In connection with this transaction, the Company recognized income of $2,064 from incentive fees in accordance with the TNI partnership agreement.

Lexington Acquiport Company LLC ("LAC") and Lexington Acquiport Company II LLC ("LAC II")

On June 1, 2007, the Company entered into purchase agreements with the Common Retirement Fund of the State of New York, its 66.7% partner in one of its co-investment programs, LAC, and 75% partner in another of its co-investment programs, LAC II, and acquired the interests in LAC and LAC II it did not already own through a cash payment of approximately $277,400 and the assumption of approximately $515,000 in non-recourse mortgage debt.  Accordingly, the Company became the sole owner of the 26 primarily single tenant net leased real estate properties owned collectively by LAC and LAC II. The debt assumed by the Company bears interest at stated rates ranging from 5.0% to 8.2% with a weighted-average stated rate of 6.2% and matures at various dates ranging from 2009 to 2021.

Lexington/Lion Venture L.P. ("LION")

Effective June 1, 2007, the Company and its 70% partner in LION agreed to terminate LION and distribute the 17 primarily net lease properties owned by LION.  Accordingly, the Company was distributed seven of the properties, which are subject to non-recourse mortgage debt of approximately $112,500.  The debt assumed by the Company bears interest at stated rates ranging from 4.8% to 6.2% with a weighted-average stated rate of 5.4% and matures at various dates ranging from 2012 to 2016.  In addition, the Company paid approximately $6,600 of additional consideration to its former partner in connection with the termination.  In connection with this transaction, the Company recognized income of $8,530 from incentive fees in accordance with the LION partnership agreement and was allocated equity in earnings of $34,164 related to its share of gains relating to the 10 properties transferred to the partner.

 (5)          Discontinued Operations

During the six months ended June 30, 2008, the Company sold 8 properties to third parties for aggregate sales proceeds of $167,460 which resulted in an aggregate gain of $4,612.  During the six months ended June 30, 2007, the Company sold ten properties to third parties for aggregate sales proceeds of $108,523 which resulted in a gain of $12,828.  As of June 30, 2008, the Company had one property held for sale and certain assets and liabilities related to a property previously sold.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Rental revenues	$526	$18,260	$3,890	$35,779
Pre-tax income, including gains on sale	$2,157	$17,456	$1,902	$21,838

 (6)           Investment in Non-Consolidated Entities

Concord Debt Holdings LLC (“Concord”)

The MLP and WRT Realty L.P. (“Winthrop”) have a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chief Executive Officer of the parent of Winthrop. The co-investment program was equally owned and controlled by the MLP and Winthrop. The MLP and Winthrop have committed to invest up to $162,500 each in Concord, all of which has been funded as of June 30, 2008. All profits, losses and cash flows of Concord were distributed in accordance with the respective membership interests (see note 15).

Concord was governed by an investment committee which consisted of three members appointed by each of Winthrop and the MLP with one additional member being appointed by an affiliate of Winthrop. All decisions requiring the consent of the investment committee required the affirmative vote of the members appointed by Winthrop and the MLP. Pursuant to the then terms of the limited liability company agreement of Concord, all material actions to be taken by Concord, including investments in excess of $20,000, required the consent of the investment committee; provided, however, the consents of both Winthrop and the MLP were required for the merger or consolidation of Concord, the admission of additional members, the taking of any action that, if taken directly by Winthrop or the MLP would require consent of Winthrop’s Conflicts Committee or the Company’s independent trustees.

The following is summary balance sheet data as of June 30, 2008 and December 31, 2007 and income statement data for the three and six months ended June 30, 2008 and 2007 for Concord:

	As of 6/30/08	As of 12/31/07
Investments	$1,045,488	$1,140,108
Cash, including restricted cash	30,366	19,094
Warehouse debt facilities obligations	427,858	472,324
Collateralized debt obligations	362,450	376,650
Members’ equity	286,708	310,922

	Six Months Ended June 30,
	2008	2007
Interest and other income	$37,209	$28,204
Interest expense	(18,886)	(16,609)
Impairment charge	(58,016)	--
Gain on debt repayment	7,702	--
Other expenses and minority interests	(1,767)	(2,685)
Net income (loss)	$(33,758)	$8,910
Other comprehensive income	8,569	--
Comprehensive income (loss)	$(25,189)	$8,910

	Three Months Ended June 30,

	2008	2007
Interest and other income	$17,170	$17,050
Interest expense	(8,574)	(9,943)
Impairment charge	(52,639)	--
Gain on debt repayment	2,552	--
Other expenses and minority interests	(417)	(1,507)
Net income (loss)	$(41,908)	$5,600
Other comprehensive income	28,463	--
Comprehensive income (loss)	$(13,445)	$5,600

Concord’s loan assets are classified as held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be other-than-temporarily impaired. Concord’s bonds are classified as available for sale securities and, accordingly, are marked-to-estimated fair value on a quarterly basis based on valuations performed by Concord’s management.  During the three and six months ended June 30, 2008, the management of Concord did a complete evaluation of its bond and loan portfolio, including an analysis of any underlying collateral supporting these investments.  This resulted in a charge to earnings at Concord of $52,639 and $58,016 for the three and six months ended June 30, 2008, respectively.

On August 2, 2008, the Company restructured its investment in Concord (see note 15).

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub, LLC (“Inland”). NLS was established to acquire single-tenant net lease specialty real estate in the United States. In connection with the formation of NLS and on December 20, 2007, the MLP contributed interests in 12 properties and $6,721 in cash to NLS and Inland contributed $121,676 in cash to NLS. In addition, the Company sold for cash interests in 18 properties to NLS and recorded an aggregate gain of $19,422, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity of 47.2%. The properties were subject to $186,302 in mortgage debt, which was assumed by NLS. After such formation transaction, Inland and the MLP owned 85% and 15%, respectively, of NLS’s common equity and the MLP owned 100% of NLS’s $87,615 preferred equity.

On March 25, 2008, the MLP contributed interests in five properties and $4,354 in cash to NLS and Inland contributed $72,545 in cash to NLS. In addition, the Company sold for cash interests in six properties to NLS and recorded an aggregate gain of $23,169, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity of 47.2%. The properties were subject to $131,603 in mortgage debt, which was assumed by NLS. The mortgage debt assumed by NLS has stated interest rates ranging from 5.1% to 8.0%, with a weighted average interest rate of 6.0% and maturity dates ranging from 2010 to 2021. After this transaction, Inland and the MLP owned 85% and 15%, respectively, of NLS’s common equity and the MLP owned 100% of NLS’s $141,329 preferred equity.

On May 30, 2008, the MLP contributed interests in one property and $3,458 in cash to NLS and Inland contributed $19,011 in cash to NLS. In addition, the Company sold for cash an interest in one property to NLS and recorded a gain of $8,637, which was limited by the Company’s ownership interest in NLS’s common and preferred equity of 48.1%. One property was subject to $21,545 in mortgage debt, which was assumed by NLS. The mortgage debt assumed by NLS has a stated interest rate of 8.04% and matures in 2015. After this transaction, Inland and the MLP owned 85% and 15%, respectively, of NLS’s common equity and the MLP owned 100% of NLS’s $162,487 preferred equity.

Inland and the MLP are currently entitled to a return on/of their respective investments as follows: (1) Inland, 9% on its common equity, (2) the MLP, 6.5% on its preferred equity, (3) the MLP, 9% on its common equity, (4) return of the MLP preferred equity, (5) return of Inland common equity (6) return of the MLP common equity and (7) any remaining cash flow is allocated 65% to Inland and 35% to the MLP as long as the MLP is the general partner, if not, allocations are 85% to Inland and 15% to the MLP.

In addition to the capital contributions described above, the MLP and Inland committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets. LRA has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

The following is summary historical cost basis selected balance sheet data as of June 30, 2008 and December 31, 2007 and income statement data for the six months ended June 30, 2008 for NLS:

	As of 6/30/08	As of 12/31/07
Real estate, including intangibles	$735,800	$405,834
Cash	6,018	1,884
Mortgages payable	322,737	171,556

For the Six Months
Ended 6/30/08
Gross rental revenues	$21,523
Depreciation and amortization	(13,028)
Interest expense	(7,598)
Other expenses, net	(1,157)
Net loss	$(260)

During the six months ended June 30, 2008, the Company recognized $6,301 equity in losses relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value of the MLP’s equity investment in NLS is $94,723 and is accreted into income. During the six months ended June 30, 2008, the Company recorded earnings of $1,395 related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying statement of operations.

During the six months ended June 30, 2008, the MLP incurred transaction costs relating to the formation of NLS of $1,146 which are included in general and administrative expenses in the consolidated statements of operations.

LEX-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the MLP holds a 28% ownership interest, acquired 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.), (“Wells”), a non-exchange traded entity, at a price per share of $9.30 in a tender offer. During 2007, the MLP funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop also holds a 28% interest in Lex-Win. The Company’s former Executive Chairman and Director of Strategic Acquisitions is the Chief Executive Officer of the parent of Winthrop. Profits, losses and cash flows of Lex-Win are allocated in accordance with the membership interests.  During the three and six months ended June 30, 2008, Lex-Win incurred an impairment charge of $3,600 relating to its investment in Wells due to an other than temporary decline in the value of the Wells shares based upon a valuation done by Lex-Win management (see note 15).

Other Equity Method Investment Limited Partnerships

The Company is a partner in eight partnerships with ownership percentages ranging between 26% and 40%, which own net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. As of June 30, 2008, the partnerships have $94,364 in mortgage debt (the Company’s proportionate share is $29,840) with interest rates ranging from 5.2% to 15.0% with a weighted average rate of 9.4% and maturity dates ranging from 2009 to 2018.

 (7)      Mortgages and Notes Payable

During the six months ended June 30, 2008, the MLP obtained $25,000 and $45,000 secured term loans from KeyBank N.A. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The MLP recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. These loans contain customary covenants which the Company was in compliance with as of June 30, 2008.

Pursuant to the new loan agreements, the MLP simultaneously entered into an interest-rate swap agreement with KeyBank N.A to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($2,515 at June 30, 2008). The new debt is presented net of a discount of $5,696 (representing the swap liability assumed in connection with the loans at inception). Amortization of the discount as interest expense will occur over the term of the loans.

The following table presents the Company’s liability for the swap measured at fair value as of June 30, 2008, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using

Quoted Prices in	Significant	Significant
Active Markets for	Other	Unobservable
Identical Liabilities	Observable Inputs	Inputs
(Level 1)	(Level 2)	(Level 3)	Balance
$ --	$2,515	$ --	$2,515

Although the Company has determined that the majority of the inputs used to value its swap obligation fall within Level 2 of the fair value hierarchy, the credit valuation associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has determined that the credit valuation adjustment relative to the overall swap obligation is not significant.  As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.

Also at inception, in accordance with SFAS No. 133, as amended, the Company designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap will be recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.  During the six months ended June 30, 2008, the Company terminated a portion of the swap for a notional amount of $2,804 due to a payment of the same amount on the $45,000 term loan.  The Company recognized $531 as a reduction of interest expense during the six months ended June 30, 2008 due to the swap's ineffectiveness and forecasted transactions no longer being probable.

During the six months ended June 30, 2007, the Company obtained five non-recourse mortgages aggregating $73,725 with interest rates ranging from 5.7% to 6.1% and maturity dates in 2017 and 2021.

During the six months ended June 30, 2007, the Company repaid $547,199 of borrowings under the MLP’s borrowing facility.  In connection with the repayment, the Company incurred approximately $650 to terminate an interest rate swap agreement, which is included in interest expense.

During the six months ended June 30, 2007, the Company issued, through the MLP, an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027.  These notes can be put to the Company commencing in 2012 and ever five years thereafter through maturity.  The notes are convertible by the holders into common shares at a current price of $21.99 per share, subject to adjustment upon certain events.  The current exchange rate is subject to adjustment under certain events including increases in the Company’s rate of dividends above a certain threshold.

Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option.  During the six months ended June 30, 2008, the MLP repurchased $125,000 of the 5.45% Exchangeable Notes for a cash payment of $109,687, which resulted in a gain on debt extinguishment of $13,042, including a write-off of $2,271 in deferred financing costs.

During the six months ended June 30, 2007, the Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities.  These securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.  During the six months ended June 30, 2008, the Company repurchased $70,880 of the Trust Preferred Securities for a cash payment of $44,561, which resulted in a gain on debt extinguishment of $24,742 including a write off of $1,577 in deferred financing costs.

The Company has a $200,000 revolving credit facility, which expires in June 2009, bears interest at 120-170 basis points over LIBOR depending on the amount of the Company’s leverage level, and has interest rate periods of one, three or six months, at the option of the Company.  The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants, which the Company was in compliance with as of June 30, 2008.  As of June 30, 2008, there were no outstanding borrowings under the credit facility, $198,481 was available to be borrowed and the Company had outstanding letters of credit aggregating $1,519.

In June 2007, the Company obtained a $225,000 secured term loan from KeyBank N.A. The interest only secured term loan matures June 2009 and bears interest at LIBOR plus 60 basis points.  The loan contains customary covenants which the Company was in compliance with as of June 30, 2008.  The proceeds of the secured term loan were used to purchase the interests in our four co-investment programs during the six months ended June 30, 2007.  As of June 30, 2008, $202,419 is outstanding under the loan.  See note 4 for a discussion of the acquisition of co-investment programs and assumption of mortgages related to the acquisitions.

During the six months ended June 30, 2008, in connection with sales of certain properties, the Company satisfied the corresponding mortgages payable which resulted in debt satisfaction charges of $775.

 (8)           Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants.  For the six months ended June 30, 2008 and 2007, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.

(9)           Minority Interests

In conjunction with several of the Company’s acquisitions in prior years, sellers were given OP Units as a form of consideration. All OP Units, other than OP Units owned by the Company, are redeemable at certain times, only at the option of the holders, generally for the Company’s common shares on a one-for-one basis and are not otherwise mandatorily redeemable by the Company.

During the six months ended June 30, 2008 and 2007, 228,466 and 1,217,131 OP Units, respectively, were redeemed by the Company for an aggregate value of $2,976 and $24,381, respectively.

As of June 30, 2008, there were approximately 39.5 million OP Units outstanding other than OP Units owned by the Company.  All OP Units receive distributions in accordance with their respective partnership agreements.  To the extent that the Company’s dividend per common share is less than the stated distribution per OP Unit per the applicable partnership agreement, the distributions per OP Unit are reduced by the percentage reduction in the

Company’s dividend per common share. No OP Units have a liquidation preference. As of June 30, 2008, the Company’s common shares had a closing price of $13.63 per share. Assuming all outstanding OP Units not held by the Company were redeemed on such date the estimated fair value of the OP Units was $538,258.

 (10)         Related Party Transactions

The Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two first mortgage loans encumbering MLP properties.  As of June 30, 2008 and December 31, 2007, the value of the ownership interest was $15,692 and $15,926, respectively.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide property management services at certain properties and co-investments owned by the Company. These entities earned, including reimbursed expenses, $2,461 and $1,817, respectively, for these services for the six months ended June 30, 2008 and 2007.

On March 20, 2008, the Company entered into a Services and Non-Compete Agreement with its former Executive Chairman and Director of Strategic Acquisitions and his affiliate, which provides that the Company’s former Executive Chairman and Director of Strategic Acquisitions and his affiliate will provide the Company with certain asset management services in exchange for $1,500. The $1,500 is included in general and administrative expenses in the statement of operations for the six months ended June 30, 2008.

As of June 30, 2008 and December 31, 2007, $4,249 and $21,378 in mortgage notes payable are due to entities owned by two of the Company’s significant OP Unitholders and the Company's former Executive Chairman and Director of Strategic Acquisitions.

During the six months ended June 30, 2007, the Company repurchased (1) common shares from two of its officers for an aggregate of $405 and (2) LSAC shares for $2,200.

During the six months ended June 30, 2007, the MLP and Winthrop, an entity affiliated with the Company’s former Executive Chairman and Director of Strategic Acquisitions, entered into a joint venture with other unrelated partners, to acquire shares of Wells (see note 6).

Winthrop, an affiliate of the Company’s former Executive Chairman and Director of Strategic Acquisitions, is the 50% partner in Concord Debt Holdings LLC (see note 6).

(11)         Shareholders’ Equity

During the six months ended June 30, 2007, the Company issued $155,000 liquidation amount of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”), which pays dividends at an annual rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not so listed, the Series D Preferred will pay dividends at an annual rate of 8.55%.

During the six months ended June 30, 2008, the Company repurchased and retired 501,700 of its Series C Cumulative Convertible Preferred Shares ("Series C Preferred") by issuing 727,759 common shares and $7,522 in cash.  The difference between the amount paid for the Series C Preferred and its historical cost was $5,678 and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share.

On June 30, 2008, the Company issued 3,450,000 common shares raising net proceeds of approximately $47,237.  The proceeds, along with cash held, was used to retire $25,000 principal amount of the 5.45% Exchangeable Guaranteed Notes at a price plus accrued interest of $22,937 and  $67,755 principal amount of the Trust Preferred Securities at a price plus accrued interest of $43,454.

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

The awards are considered liability awards because the numbers of shares issued to the participants are not fixed and determinable as of the grant date. These awards contain both a service condition and a market condition. As these awards are liability based awards, the measurement date for liability instruments is the date of settlement. Accordingly, liabilities incurred under share-based payment arrangements were initially measured on the grant date of February 6, 2007 and are required to be measured at the end of each reporting period until settlement.

A third party consultant was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of the grant date, it was determined that the value of the awards was $1,901. As of June 30, 2008, the value of the awards was $948. The Company recognized $84 and $235 in compensation expense relating to the awards during the six months ended June 30, 2008 and 2007, respectively.

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

During the six months ended June 30, 2008, the Company and a former executive officer and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release. In addition to an aggregate cash payment of $1,500 to be paid over nine months, non-vested common shares previously issued to the officer were accelerated and immediately vested which resulted in a charge of $265 (see note 10).

During the six months ended June 30, 2008 and 2007, the Company recognized $2,492 and $1,795, respectively, in compensation expense relating to scheduled vesting of share grants, exclusive of the $265 discussed above.

(14)         Supplemental Disclosure of Statement of Cash Flow Information

During the six months ended June 30, 2008 and 2007, the Company paid $86,989 and $57,252, respectively, for interest and $2,345 and $2,691, respectively, for income taxes.

During the six months ended June 30, 2008 and 2007, holders of an aggregate of 195,015 and 1,078,536 OP Units, respectively, redeemed such OP Units for common shares of the Company.  These redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $2,502 and $21,408, respectively.

During the six months ended June 30, 2008, the MLP entered into a swap obligation with an initial value of $5,696, which was reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During the six months ended June 30, 2008, the MLP contributed six properties to NLS with $90,200 in real estate and intangibles and $51,497 in mortgage notes payable assumed.

During the six months ended June 30, 2007, in connection with the acquisition of the co-investment programs, the Company paid approximately $366,600 in cash and acquired approximately $1,071,000 in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000 in mortgages payable, $40,000 in below market leases and $14,000 in all other assets and liabilities (see note 4).

In connection with a mortgage obtained in January 2007, the lender held back $6,500 until completion of the secured property’s expansion project. The Company received the $6,500 in July 2007.

(15)         Subsequent Events

Subsequent to June 30, 2008, the Company:

•	Purchased an office property for $39,000, subject to a net lease that provides for $3,510 per annum in rent with a 1.5% annual escalation and a lease term that expires in July 2023;

•	Sold two retail properties for an aggregate sales price of $9,000;

•	Repaid $5,611 of term loan debt;

•	Invested $1,000 via a mezzanine loan with a stated interest rate of 16% per annum, compounded monthly and payable at maturity in October 2018;

•	Repurchased $3,000 of the 5.45% Exchangeable Guaranteed Notes for $2,640;

•
The MLP and Winthrop formed a jointly owned subsidiary, Lex-Win Concord LLC ("Lex-Win Concord"), and the MLP and Winthrop each contributed to Lex-Win Concord all of their right, title and interest in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO.  Immediately following the contribution, a subsidiary of Inland American Real Estate Trust Inc. ("Inland American Concord") entered into an agreement to contribute up to $100,000 in capital over the next 18 months to Concord, with an initial investment of $20,000.  Lex-Win Concord, as managing member, and Inland American Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord.  Under the terms of the agreement, additional contributions by Inland American Concord are to be used primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans.  In addition, provided that certain terms and conditions are satisfied, including payment of Inland American Concord's 10% priority return, both the MLP and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 through distributions of principal payments from the retirement of existing loans and bonds in Concord's current portfolio. In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75,000 only if such capital contributions are necessary under certain circumstances; and

•	Lex-Win sold its entire interest in Wells for $32,289, of which the Company's share is $9,041.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008.

Forward-Looking Statements

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six month periods ended June 30, 2008 and 2007, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 29, 2008. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.  Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions.  Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports filed with the SEC, including risks related to: (i) changes in general business and economic conditions, (ii) competition, (iii) increases in real estate construction costs, (iv) changes in interest rates, or (v) changes in accessibility of debt and equity capital markets.  We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.  Accordingly, there is no assurance that our expectations will be realized.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report. There have been no significant changes to those policies during 2008.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which are deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS 13 and related standards. The adoption of the effective portions of this statement did not have a material impact on our financial position, results of operations or cash flows. Management is evaluating the effect of implementing this statement as it relates to non-financial assets and liabilities, although the statement does not require any new fair value measurement or remeasurement of previously reported fair values.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB 51, which we refer to as SFAS 160. SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interests' share of income or loss will no longer be recorded in the statement of operations.

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

In June 2007, the SEC staff announced revisions to EITF Topic D-98 related to the release of SFAS 159. The SEC announced that it will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a consequence, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007.  As we did not adopt the fair value provisions of SFAS 159, the adoption of this announcement did not have a material impact on our financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No.161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of SFAS No. 133, which we refer to as SFAS 161. SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1").  FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share.  FSP 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Management is currently determining the impact the adoption of FSP 03-6-1 will have on our financial statements.

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-1").  FSP 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately.  FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods.  Management is currently determining the impact the adoption of FSP 14-1 will have on our financial statements.

Liquidity and Capital Resources

General.  Since becoming a public company, our principal sources of liquidity are revenues generated from real estate investments, interest on cash balances, amounts available under our unsecured credit facility, the MLP’s secured term loans, equity commitments from co-investment partners, undistributed cash flows and amounts that may be raised through the sale of equity and debt securities in private or public offerings. We expect to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on our access to capital sources. Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage and general economic and credit market conditions, which may be outside of management’s control or influence.

As of June 30, 2008, we held interests in approximately 255 consolidated properties, which were located in 42 states and the Netherlands. Our real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property.

During the six months ended June 30, 2008, we did not purchase any properties and sold eight properties to third parties for aggregate sales proceeds of $167.5 million, which resulted in a gain of $4.6 million. During the six months ended June 30, 2007, in addition to the acquisition of the co-investment programs, we purchased seven properties from third parties for a capitalized cost of $117.8 million and sold 10 properties to third parties for aggregate sales proceeds of $108.5 million, which resulted in a gain of $12.8 million.

For the six months ended June 30, 2008 and 2007, the leases on our consolidated properties generated $215.1 million and $164.7 million, respectively, in rental revenue.  In June 2008, we completed an offering of 3.45 million common shares, raising net proceeds of $47.2 million.  In February 2007, we completed an offering of 6.2 million Series D Preferred Shares, having a liquidation amount of $25 per share and an annual dividend rate of 7.55%, raising net proceeds of $149.8 million.

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

Dividends paid to our common and preferred shareholders increased to $185.1 million in the six months ended June 30, 2008, compared to $75.4 million in the six months ended June 30, 2007. The increase is primarily attributable to the $2.10 per share/unit special dividend paid in January 2008.

Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt and co-investment programs as well as other alternatives, will provide the necessary capital required by us. Cash flows from operations as reported in the Consolidated Statements of Cash Flows decreased to $133.6 million for 2008 from $152.6 million for 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $218.7 million in 2008 and $(409.7) million in 2007. Cash used in investing activities related primarily to investments in real estate properties, joint ventures, an increase in leasing costs and an increase in restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of marketable securities, distributions from non-consolidated entities in excess of accumulated earnings and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled $(606.5) million in 2008 and $215.6 million in 2007. Cash provided by (used in) financing activities during each year was primarily attributable to proceeds from equity and debt offerings offset by dividend and distribution payments, repurchases of debt instruments, repurchases of common and preferred shares and debt amortization payments.

UPREIT Structure.  Our UPREIT structure permits us to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP Units in our operating partnerships. Substantially all outstanding OP Units are redeemable by the holder at certain times for common shares on a one-for-one basis or, at our election, with respect to certain OP Units, cash. Substantially all outstanding OP Units require us to pay quarterly distributions to the holders of such OP Units equal to the dividends paid to our common shareholders and the remaining OP Units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. No OP Units have a liquidation preference. We account for outstanding OP Units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP Units are redeemed for our common shares. As of June 30, 2008, there were 39.5 million OP Units outstanding.  As of June 30, 2008, the Company’s common shares had a closing price of $13.63 per share. Assuming all outstanding OP Units not held by us were redeemed on such date, the estimated fair value of the OP Units was $538.3 million.

Financing

Revolving Credit Facility.  Our $200.0 million revolving credit facility with Wachovia Bank N.A. and a consortium of other banks, (1) expires June 2009 and (2) bears interest at 120-170 basis points over LIBOR depending on our leverage (as defined) in the credit facility. Our credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of June 30, 2008, we were in compliance with all covenants, no borrowings were outstanding, $198.5 million was available to be borrowed, and $1.5 million in letters of credit were outstanding under the credit facility.

During the six months ended June 30, 2008, the MLP obtained $25.0 million and $45.0 million secured term loans from KeyBank N.A. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans ($68.0 million) were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014.

Pursuant to the new loan agreements, the MLP simultaneously entered into an interest-rate swap agreement with KeyBank N.A to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5.7 million ($2.5 million at June 30, 2008).

The MLP has a secured loan with Key Bank, N.A., which bears interest at LIBOR plus 60 basis points. As of June 30, 2008, $202.4 million was outstanding under the secured loan. The secured loan is scheduled to mature in June 2009. The secured loan requires monthly payments of interest only. The MLP is also required to make principal payments from the proceeds of certain property sales and certain refinancings if such proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement. The secured loan has customary covenants, which the MLP was in compliance with at June 30, 2008.

During the six months ended June 30, 2007, the MLP issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the six months ended June 30, 2008, the MLP repurchased $125.0 million of these notes for $109.7 million, which resulted in a gain of $13.0 million, including the write-off of $2.3 million in deferred financing costs.

During the six months ended June 30, 2007, we issued $200.0 million in Trust Preferred Securities. These Trust Preferred Securities, which are classified as debt, (1) are due in 2037, (2) are redeemable by us commencing April 2012 and (3) bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.  During the six months ended June 30, 2008, we repurchased $70.9 million of these Trust Preferred Securities for $44.6 million, which resulted in a gain of $24.7 million, including the write-off of $1.6 million in deferred financing costs.

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

Results of Operations

Three months ended June 30, 2008 compared with June 30, 2007.  Changes in our results of operations are primarily due to the acquisition of the outstanding interests in our four co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2008 of $20.5 million, $27.8 million is attributable to rental revenue and $3.6 million is attributable to tenant reimbursements which are together offset by a decrease of $10.9 million in advisory and incentive fees. In addition to the acquisition of our four co-investment programs in 2007, the increase in rental revenue is primarily attributable to the receipt of payments of $28.7 million from two tenant lease terminations offset by the accelerated amortization of above and below market leases of $4.1 million in 2008.  The reduction in advisory and incentive fees relate to incentive fees earned in 2007 in connection with the termination of two co-investment programs.

The increase in interest and amortization expense of $3.3 million is due to the increase in long-term debt due to the growth of our portfolio via the acquisition of the outstanding interests in four of our co-investment programs during 2007.

The increase in property operating expense of $6.5 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $31.2 million is due primarily to the growth in real estate and intangibles through the acquisition of properties from our co-investment programs and the acceleration of amortization of certain intangible assets relating to lease terminations. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The decrease in general and administrative expenses of $5.0 million is due primarily to entering into a $4.5 million separation agreement in 2007 with a former officer.

The increase in non-operating income of $16.3 million is primarily attributable to land received in connection with a lease termination.

Debt satisfaction gains, net increased $27.0 million due to the debt being satisfied at a net gain in 2008.

The increase in gains on sale — affiliates of $8.6 million relates to the sale of properties to NLS.

Provision for income taxes decreased $0.9 million due to a lower level of earnings at our TRS entities and the merger of one TRS into us during 2007.

Minority interests share of (income) loss fluctuated to a share of losses of $11.0 million in 2008 from a share of income of $16.7 million in 2007.  The primary reason for the fluctuation is the impairment losses incurred by Concord, an equity method investee of the MLP.

Equity in earnings (losses) of non-consolidated entities was a loss of $27.2 million in 2008 compare with earnings of $38.4 million in 2007.  The primary reason for the fluctuation between periods is that in 2007 we recognized our proportionate share of the gain on sale of properties in our co-investment programs, while in 2008 Concord recognized an impairment charge of $52.6 million, of which our share was $26.3 million.

Net income decreased by $13.2 million primarily due to the net impact of the items discussed above together with a decrease of $12.7 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $12.7 million due to a decrease in income from discontinued operations of $10.3 million, a decrease in gains on sale of properties of $8.9 million and an increase in debt satisfaction charges of $0.2 million offset by a decrease in minority interests’ share of income of $4.1 million and provisions for income taxes of $2.6 million.

Net income allocable to common shareholders in 2008 was $14.8 million compared to $21.9 million in 2007. The decrease of $7.1 million is due to the items discussed above offset by a decrease in preferred dividends of $6.1 million resulting from the repurchase of our Series C Preferred which resulted in a redemption discount of $5.7 million and $0.4 million less dividends paid.  Since the Series C Preferred were redeemed by us at a discount to the original historical cost basis, the discount is treated as an accretion to net income allocable to common shareholders. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index) and reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Six months ended June 30, 2008 compared with June 30, 2007.  Changes in our results of operations are primarily due to the acquisition of the outstanding interests in our four co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2008 of $47.3 million, $50.4 million is attributable to rental revenue and $8.2 million in tenant reimbursements which are together offset by a decrease of $11.3 million in advisory and incentive fees.  In addition to the acquisition of our co-investment programs in 2007, the increase in rental revenue is primarily attributable to the receipt of payments of $28.7 million from two tenant lease terminations offset by the accelerated amortization of above and below market leases of $4.1 million in 2008.  The reduction in advisory and incentive fees relate to incentive fees earned in 2007 in connection with the termination of two co-investment programs.

The increase in interest and amortization expense of $16.5 million is due to the increase in long-term debt due to the growth of our portfolio via the acquisition of the outstanding interests in four of our co-investment programs during 2007.

The increase in property operating expense of $14.8 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

The increase in depreciation and amortization of $39.4 million is due primarily to the growth in real estate and intangibles through the acquisition of properties from our co-investment programs and the acceleration of amortization of certain intangible assets relating to lease terminations. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The decrease in general and administrative expenses of $2.8 million is due primarily to a reduction in the costs of severance agreements with our former officers.

The increase in non-operating income of $15.9 million is primarily attributable to land received in connection with a lease termination.

Debt satisfaction gains, net increased $36.7 million due to the debt being satisfied at a net gain in 2008.

The increase in gains on sale — affiliates of $31.8 million relates to the sale of properties to NLS.

Minority interests share of (income) loss fluctuated to a share of losses of $2.6 million in 2008 from a share of income of $6.7 million in 2007.  The primary reason for the fluctuation is the impairment losses incurred by Concord, an equity method investee of the MLP.

Equity in earnings (losses) of non-consolidated entities was a loss of $21.6 million in 2008 compared with earnings of $41.9 million in 2007.  The primary reason for the fluctuation between periods is that in 2007 we recognized our proportionate share of the gain on sale of properties in our co-investment programs, while in 2008 Concord recognized an impairment charge of $58.0 million, of which our share was $29.0 million.

Net income decreased by $7.6 million primarily due to the net impact of the items discussed above offset by a decrease of $17.3 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $17.3 million due to a decrease in income from discontinued operations of $16.0 million, an increase in impairment charges of $2.7 million, an increase in debt satisfaction charges of $0.2 million and a decrease in gains on sale of $8.2 million, offset by a reduction in minority interests’ share of income of $7.2 million and provision for income taxes of $2.6 million.

Net income allocable to common shareholders in 2008 was $15.6 million compared to $18.5 million in 2007. The change is due to the items discussed above offset by a net decrease in preferred dividends of $4.7 million resulting from the issuance of the Series D Preferred in 2007, which resulted in an increase in dividends of $1.4 million and the repurchase of Series C Preferred in 2008 which resulted in a redemption discount of $5.7 million and a decrease in dividends of $0.4 million.  Since the Series C Preferred were redeemed by us at a discount to the original historical cost basis, the discount is treated as an accretion to net income allocable to common shareholders.

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

Off-Balance Sheet Arrangements

Non-Consolidated Real Estate Entities.  As of June 30, 2008, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

In addition, we had $1.5 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of June 30, 2008 and 2007, our consolidated variable rate indebtedness was approximately $200 million and $300 million, respectively, which represented 8.0% and 8.3% of total long-term indebtedness, respectively.  During the three months ended June 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.3% and 7.4%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2008 and 2007 would have been increased by approximately $0.5 million and $0.2 million, respectively. During the six months ended June 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 4.0% and 7.4%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2008 and 2007 would have been increased by approximately $1.0 million and $0.3 million, respectively.  As of June 30, 2008 and 2007, our consolidated fixed rate debt was approximately $2.3 billion and $3.0 billion respectively, which represented 92.0% and 91.7%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved.  However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values.  The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of June 30, 2008 and are indicative of the interest rate environment as of June 30, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.  Accordingly, we estimate that the fair value of our fixed rate debt is $2.2 billion as of June 30, 2008.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate cap agreement and one interest rate swap agreement.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K filed on February 29, 2008.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Current Report on Form 8-K filed on June 25, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2008 under our 5.9 million common share/operating partnership unit repurchase authorization approved by our Board of Trustees on December 17, 2007.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of Shares/ Units Purchased	Average Price Paid Per Share/ Units	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2008	1,737	$15.01	1,737	4,615,631
May 1 - 31, 2008	-	$-	-	4,615,631
June 1 - 30 2008	-	$-	-	4,615,631

Second quarter 2008	1,737	$15.01	1,737	4,615,631

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Shareholders held on May 20, 2008, the following actions were taken:

The shareholders elected 10 individuals nominated to serve as our trustees until the 2009 Annual Meeting or their earlier resignation or removal, as set forth in Proposal No. 1 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting.  The 10 individuals elected, and the number of votes cast for, or withheld with respect to each of them follows:

Nominee for Trustee	For	Withhold
E. Robert Roskind	87,903,371	3,090,679
Richard J. Rouse	87,897,435	3,096,615
T. Wilson Eglin	88,624,998	2,369,052
Clifford Broser	86,440,202	4,553,848
Geoffrey Dohrmann	88,787,171	2,206,879
Harold First	88,775,154	2,218,896
Richard Frary	88,792,356	2,201,694
Carl D. Glickman	88,759,287	2,234,763
James Grosfeld	88,771,160	2,222,890
Kevin W. Lynch	88,778,376	2,215,674

The shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2008, as set forth in Proposal No. 2 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting.  The number of votes cast for, against, or abstained, with respect to Proposal No. 2 follows:

For	Against	Abstain
88,924,824	349,370	1,719,856

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description

3.1	—
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
Third Supplemental Indenture, dated as of June 19, 2007, among the MLP, the Company, the other guarantors named therein and U.S. bank National Association, as trustee, including the form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.1 to the Company’s Report on form 8-k filed on June 22, 2007(1)

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

10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)
10.2	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)
10.3	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1, 4)
10.4	—	2007 Equity Award Plan (filed as Annex A to the Company’s Definitive Proxy Statement dated April 19, 2007) (1,4)
10.5	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)
10.6	—	Amendment to 2007 Outperformance Program (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on December 20,2007 (the 12/26/07 8-K)) (1,4)
10.7	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)

10.8	—
Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

10.9	—
Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 6, 2006 (the "02/06/06 8-K")) (1, 4)

10.10	—
Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll and (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

10.11	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1,4)
10.12	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.13	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on January 11, 2008 (1,4)
10.14	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.15	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.16	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.17	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.18	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.19	—	2008 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed April 18, 2008) (1, 4)
10.20	—
Form of Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed on March 24, 2003)(1)

10.21	—
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

10.22	—	First Amendment to Credit facility, dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006)(1)
10.23	—	Second Amendment to Credit facility, dated as of December 27, 2006 (filed as Exhibit 10.1 to the 01/03/07 8-K)(1)
10.24	—	Third Amendment to Credit Agreement, dated as of December 20, 2007(filed as Exhibit 10.1 to the 12/26/07 8-K)(1)
10.25	—
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

10.26	—
Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”))(1)

10.27	—
Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub, LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on August 4, 2008 (the "08/04/08 8-K"))(1)

10.28	—	Limited Liability Company Agreement of Lex-Win LLC, dated as of August 2, 2008 (filed as Exhibit 10.2 to 08/04/08 8-K)(1)

10.29	—	Administration and Advisory Agreement, dated as of August 2, 2008, among Lex-Win Concord, WRP Management LLC and WRP Sub-Management LLC (filed as Exhibit 10.3 to the Company's 08/04/08 8-K)(1)
10.30	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K)(1)
10.31	—	Funding Agreement, dated as of December 31, 2006, by and among LCIF, LCIF II, Net 3, the MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)
10.32	—	Guaranty Agreement, effective as of December 31, 2006, between the Company and the MLP (filed as Exhibit 10.5 to the 01/08/07 8-K)(1)
10.33	—
Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.34	—
Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.35	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K)(1)
10.36	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K)(1)
10.37	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.38	—
Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”))(1)

10.39	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K)(1)
10.40	—	Registration Rights Agreement, dated as of November 7, 2005, between the Company and First Union (filed as Exhibit 10.6 to NKT’s 11/15/05 8-K)(1)
10.41	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K)(1)
10.42	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K)(1)
10.43	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Winthrop Realty Trust filed as Exhibit 10.14 to the 01/08/07 8-K)(1)
10.44	—
Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.45	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)
10.46	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.47	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K)(1)
10.48	—
Second Amendment and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008 (the “2/21/08 8-K”))(1)

10.49	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K)(1)
10.50	—	Services and Non-Compete Agreement, dated as of March 20, 2008, among the Company, FUR Advisors LLC and Michael L. Ashner (filed as Exhibit 10.1 to the 03/24/2008 8-K)(1)
10.51	—	Separation and General Release, dated as of March 20, 2008, between the Company and Michael L. Ashner (filed as Exhibit 99.1 to the 03/24/2008 8-K)(1, 4)

10.52	—	Form of Contribution Agreement dated as of December 20, 2007 (filed as Exhibit 10.5 to the 12/26/07 8-K)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: August 8, 2008	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief Operating Officer

Date: August 8, 2008	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer