Form 10-Q
period 2008-09-30
LEXINGTON REALTY TRUST
filed 2008-11-10
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from                      to
Commission File Number 1-12386
LEXINGTON REALTY TRUST

(Exact name of registrant as specified in its charter)

Maryland	13-3717318

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Penn Plaza — Suite 4015 New York, NY	10119

(Address of principal executive offices)	(Zip code)
(212) 692-7200

(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the registrant’s classes of common shares, as of the latest practicable date: 93,922,557 common shares, par value $0.0001 per share on November 3, 2008.

PART 1. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Unaudited and in thousands, except share and per share data)

	September 30,	December 31,
	2008	2007
Assets:
Real estate, at cost	$3,836,321	$4,109,097
Less: accumulated depreciation and amortization	439,531	379,831

	3,396,790	3,729,266
Properties held for sale — discontinued operations	8,408	150,907
Intangible assets, net	375,212	516,698
Cash and cash equivalents	108,039	412,106
Restricted cash	27,481	41,026
Investment in and advances to non-consolidated entities	205,021	226,476
Deferred expenses, net	37,329	42,040
Notes receivable	68,631	69,775
Rent receivable — current	16,630	25,289
Rent receivable — deferred	16,967	15,303
Other assets	33,824	36,277

	$4,294,332	$5,265,163

Liabilities and Shareholders’ Equity:
Liabilities:
Mortgages and notes payable	$2,052,955	$2,312,422
Exchangeable notes payable	299,500	450,000
Trust preferred securities	129,120	200,000
Contract rights payable	14,435	13,444
Dividends payable	28,297	158,168
Liabilities — discontinued operations	902	119,093
Accounts payable and other liabilities	33,974	49,442
Accrued interest payable	10,822	23,507
Deferred revenue — below market leases, net	155,134	217,389
Prepaid rent	20,352	16,764

	2,745,491	3,560,229
Minority interests	624,839	765,863

	3,370,330	4,326,092

Commitments and contingencies (notes 6, 7, 12, 13 and 15)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $129,915 and $155,000, respectively; 2,598,300 and 3,100,000 shares issued and outstanding in 2008 and 2007, respectively	126,217	150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Special Voting Preferred Share, par value $0.0001 per share; 1 share authorized, issued and outstanding	—	—
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 65,666,569 and 61,064,334 shares issued and outstanding in 2008 and 2007, respectively	6	6
Additional paid-in-capital	1,097,176	1,033,332
Accumulated distributions in excess of net income	(525,788)	(468,167)
Accumulated other comprehensive income (loss)	302	(2,778)

Total shareholders’ equity	924,002	939,071

	$4,294,332	$5,265,163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2008 and 2007
(Unaudited and in thousands, except share and per share data)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross revenues:
Rental	$94,146	$105,974	$308,382	$269,803
Advisory and incentive fees	396	239	1,072	12,182
Tenant reimbursements	10,927	10,057	31,178	22,114

Total gross revenues	105,469	116,270	340,632	304,099
Expense applicable to revenues:
Depreciation and amortization	(51,197)	(63,843)	(191,596)	(164,785)
Property operating	(21,733)	(17,921)	(60,804)	(41,982)
General and administrative	(7,117)	(7,530)	(25,468)	(28,673)
Non-operating income	1,802	2,633	22,599	7,502
Interest and amortization expense	(37,279)	(48,129)	(120,519)	(114,747)
Debt satisfaction gains, net	2,309	—	39,020	—
Gains on sale-affiliates	—	—	31,806	—

Income (loss) before provision for income taxes, minority interests, equity in earnings (losses) of non-consolidated entities and discontinued operations	(7,746)	(18,520)	35,670	(38,586)
Provision for income taxes	(662)	(369)	(2,636)	(2,547)
Minority interests share of (income) losses	2,823	3,336	5,372	(3,546)
Equity in earnings (losses) of non-consolidated entities	(1,525)	4,054	(23,171)	45,951

Income (loss) from continuing operations	(7,110)	(11,499)	15,235	1,272

Discontinued operations:
Income from discontinued operations	26	8,441	1,628	25,720
Provision for income taxes	(181)	(44)	(330)	(2,721)
Debt satisfaction charges	(120)	(3,596)	(433)	(3,685)
Gains on sales of properties	7,374	26,980	11,986	39,808
Impairment charges	(1,063)	—	(3,757)	—
Minority interests share of income	(2,643)	(5,819)	(4,509)	(14,777)

Total discontinued operations	3,393	25,962	4,585	44,345

Net income (loss)	(3,717)	14,463	19,820	45,617
Dividends attributable to preferred shares — Series B	(1,590)	(1,590)	(4,770)	(4,770)
Dividends attributable to preferred shares — Series C	(2,110)	(2,519)	(6,740)	(7,556)
Dividends attributable to preferred shares — Series D	(2,926)	(2,925)	(8,777)	(7,372)
Redemption discount — Series C	—	—	5,678	—

Net income (loss) allocable to common shareholders	$(10,343)	$7,429	$5,211	$25,919

Income (loss) per common share—basic:
Income (loss) from continuing operations, after preferred dividends	$(0.21)	$(0.29)	$0.01	$(0.28)
Income from discontinued operations	0.05	0.41	0.07	0.67

Net income (loss) allocable to common shareholders	$(0.16)	$0.12	$0.08	$0.39

Weighted average common shares outstanding—basic	64,433,457	63,458,167	61,485,277	65,735,321

Income (loss) per common share—diluted:
Income (loss) from continuing operations, after preferred dividends	$(0.21)	$(0.29)	$(0.14)	$(0.28)
Income from discontinued operations	0.05	0.41	0.07	0.67

Net income (loss) allocable to common shareholders	$(0.16)	$0.12	$(0.07)	$0.39

Weighted average common shares outstanding—diluted	64,433,457	63,458,167	101,789,804	65,735,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and nine months ended September 30, 2008 and 2007
(Unaudited and in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	$(3,717)	$14,463	$19,820	$45,617

Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities	—	(1,140)	107	(1,661)
Change in unrealized gain (loss) on foreign currency translation	(299)	249	3	290
Change in unrealized gain (loss) on interest rate swap, net of minority interest share	(395)	—	900	(357)
Change in unrealized loss from non-consolidated entities, net of minority interest share	(431)	(2,443)	(3,424)	(2,443)
Less reclassification adjustment from losses included in net income (loss)	—	—	5,494	357

Other comprehensive income (loss)	(1,125)	(3,334)	3,080	(3,814)

Comprehensive income (loss)	$(4,842)	$11,129	$22,900	$41,803

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2008 and 2007
(Unaudited and in thousands)

	2008	2007

Net cash provided by operating activities:	$187,412	$235,893

Cash flows from investing activities:
Acquisition of interest in certain non-consolidated entities	—	(366,614)
Investment in real estate, including intangibles	(83,345)	(140,559)
Acquisitions of additional interests in LSAC	—	(24,199)
Net proceeds from sale of properties — affiliates	95,576	—
Purchase of minority interests	(5,311)	—
Net proceeds from sale/transfer of properties	189,476	225,915
Proceeds from the sale of marketable equity securities	2,506	27,698
Real estate deposits	223	(722)
Principal payments received on loans receivable	1,480	8,429
Issuance of loans receivable	(1,000)	—
Distributions from non-consolidated entities in excess of accumulated earnings	25,090	5,032
Investment in and advances to/from non-consolidated entities	(12,953)	(71,308)
Investment in marketable equity securities	—	(723)
Increase in deferred leasing costs	(10,142)	(3,823)
(Increase) decrease in escrow deposits	(849)	24,455

Net cash provided by (used in) investing activities	200,751	(316,419)

Cash flows from financing activities:
Dividends to common and preferred shareholders	(213,010)	(106,374)
Repurchase of exchangeable notes	(117,758)	—
Repurchase of trust preferred securities	(44,561)	—
Principal payments on debt, excluding normal amortization	(205,215)	(650,202)
Dividend reinvestment plan proceeds	—	5,652
Principal amortization payments	(56,298)	(63,553)
Proceeds of mortgages and notes payable	—	246,965
Proceeds from term loans	70,000	225,000
Proceeds from trust preferred notes	—	200,000
Proceeds from exchangeable notes	—	450,000
Increase in deferred financing costs	(2,851)	(18,591)
Swap termination costs	(205)	—
Contributions from minority partners	—	79
Cash distributions to minority partners	(145,185)	(67,522)
Proceeds from the sale of common and preferred shares, net	47,120	149,898
Repurchase of common and preferred shares	(23,792)	(143,709)
Partnership units repurchased	(475)	(3,602)

Net cash (used in) provided by financing activities	(692,230)	224,041

Cash acquired in co-investment program acquisition	—	20,867
Cash associated with sale of interest in entity	—	(1,442)

Change in cash and cash equivalents	(304,067)	162,940
Cash and cash equivalents, at beginning of period	412,106	97,547

Cash and cash equivalents, at end of period	$108,039	$260,487

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008 and 2007
(Unaudited and dollars in thousands, except per share/unit data)
(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of predominately net leased office, industrial and retail properties and provides investment advisory and asset management services to investors in the net lease area. As of September 30, 2008, the Company owned or had interests in approximately 240 consolidated properties in 42 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to tenants, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

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

During the nine months ended September 30, 2008, the Company repurchased approximately 1.2 million common shares/OP Units at an average price of approximately $14.51 per common share/OP Unit aggregating $16.7 million, in the open market and through private transactions with third parties. As of September 30, 2008, approximately 4.6 million common shares/OP Units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of the Company’s operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission on February 29, 2008 with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company’s unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, MLP, LRA and Six Penn Center L.P. Lexington Contributions, Inc. (“LCI”) and Lexington Strategic Asset Corp. (“LSAC”), each a formerly majority owned TRS, were merged with and into the Company as of March 25, 2008 and June 30, 2007, respectively.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the optional fair value provisions of this pronouncement and thus it did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (Revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value”. SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements- an amendment of ARB 51 (“SFAS 160”). SFAS 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interests’ share of income or loss will no longer be recorded in the statement of operations.

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

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP 03-6-1”). FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share. FSP 03-06-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Management is currently determining the impact the adoption of FSP 03-6-1 will have on the Company’s financial statements.

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

In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“FSP 14-1”). FSP 14-1 requires issuers of convertible debt that may be settled wholly or partly in cash to account for the debt and equity components separately. FSP 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods. Management is currently determining the impact the adoption of FSP 14-1 will have on the Company’s financial statements.

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

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Impairment of Real Estate, Loans Receivable and Equity-Method Investments. The Company evaluates the carrying value of all tangible and intangible assets held, including its loans receivable and its investments in non-consolidated entities (such as Lex-Win Concord, LLC), when a triggering event under Statement of Financial Accounting

Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes estimating and reviewing anticipated future cash flows to be derived from the asset. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results.
Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS 133”). In accordance with SFAS 133, these agreements are carried on the balance sheet at their respective fair values, as an asset, if fair value is positive, or as a liability, if fair value is negative. The interest rate swap is designated as a cash flow hedge whereby the effective portion of the swap’s change in fair value is reported as a component of other comprehensive income (loss); the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders and amounts deposited with qualified intermediaries to complete potential tax-free exchanges.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2008, the Company was not aware of any environmental matter relating to any of its assets that could have a material impact on the financial statements.

Reclassifications. Certain amounts included in the 2007 financial statements have been reclassified to conform to the 2008 presentation.

(3)	Earnings per Share

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2008 and 2007:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
BASIC

Income (loss) from continuing operations	$(7,110)	$(11,499)	$15,235	$1,272
Less preferred dividends	(6,626)	(7,034)	(14,609)	(19,698)

Income (loss) allocable to common shareholders from continuing operations	(13,736)	(18,533)	626	(18,426)
Total income from discontinued operations	3,393	25,962	4,585	44,345

Net income (loss) allocable to common shareholders	$(10,343)	$7,429	$5,211	$25,919

Weighted average number of common shares outstanding -basic	64,433,457	63,458,167	61,485,277	65,735,321

Income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.21)	$(0.29)	$0.01	$(0.28)
Income from discontinued operations	0.05	0.41	0.07	0.67

Net income (loss)	$(0.16)	$0.12	$0.08	$0.39

DILUTED
Income (loss) allocable to common shareholders from continuing operations — basic	$(13,736)	$(18,533)	$626	$(18,426)
Incremental loss attributed to assumed conversion of dilutive securities	—	—	(14,728)	—

Income (loss) allocable to common shareholders from continuing operations	(13,736)	(18,533)	(14,102)	(18,426)
Total income from discontinued operations	3,393	25,962	7,002	44,345

Net income (loss) allocable to common shareholders	$(10,343)	$7,429	$(7,100)	$25,919

Weighted average number of common shares used in calculation of basic earnings per share	64,433,457	63,458,167	61,485,277	65,735,321
Add incremental shares representing:
Shares issuable upon exercise of employee share options/non-vested shares	—	—	—	—
Shares issuable upon conversion of dilutive securities	—	—	40,304,527	—

Weighted average number of common shares outstanding — diluted	64,433,457	63,458,167	101,789,804	65,735,321

Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.21)	$(0.29)	$(0.14)	$(0.28)
Income from discontinued operations	0.05	0.41	0.07	0.67

Net income (loss)	$(0.16)	$0.12	$(0.07)	$0.39

During the second quarter of 2008, the Company redeemed 501,700 Series C Preferred shares at a $5,678 discount to their historical cost basis. In accordance with EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, this discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to the common shareholders and, accordingly, it has been added to net income to arrive at net income allocable to common shareholders for the nine month period ended September 30, 2008.

In accordance with EITF D-53, Computation of Earnings Per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock, for purposes of computing diluted earnings per share for the nine month period ended September 30, 2008, the discount on redemption has been subtracted from net income allocable to common shareholders in the incremental loss attributed to assumed conversion of dilutive securities, and the shares have been assumed redeemed for common shares at the beginning of the period. The Company determined that the Series C Preferred shares that were not redeemed were not dilutive to basic earnings per share.

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

During the nine months ended September 30, 2008, the Company acquired two properties for an aggregate capitalized cost of $56,131 and allocated $6,991 of the purchase price to intangible assets. During the nine months ended September 30, 2007, the Company acquired seven properties from unrelated third parties for an aggregate capitalized cost of $117,760 and allocated $19,083 of the purchase price to intangible assets.

During the nine months ended September 30, 2007, the Company acquired additional shares in LSAC for $16,781. Also during the nine months ended September 30, 2007, LSAC paid $7,418 to repurchase its common stock in a tender offer. On June 30, 2007, LSAC was merged with and into the Company and ceased to exist.

During the nine months ended September 30, 2007, the Company, including through its consolidated subsidiaries, completed transactions with its then joint venture partners as summarized as follows:

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

During the nine months ended September 30, 2008, the Company sold 23 properties to unrelated third parties for aggregate sales proceeds of $189,476 which resulted in an aggregate gain of $11,986. During the nine months ended September 30, 2007, the Company sold 33 properties to unrelated third parties for aggregate sales proceeds of $225,915 which resulted in a gain of $39,808. As of September 30, 2008, the Company had three properties held for sale.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007

Rental revenues	$269	$14,810	$5,028	$51,480
Pre-tax income, including gains on sale	$3,574	$26,006	$4,915	$47,066
(6)	Investment in Non-Consolidated Entities

Concord Debt Holdings LLC (“Concord”)

The MLP and WRT Realty L.P. (“Winthrop”) have a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chief Executive Officer of the parent of Winthrop. The co-investment program was equally owned and controlled by the MLP and Winthrop. The MLP and Winthrop have invested $162,500 each in Concord. All profits, losses and cash flows of Concord were distributed in accordance with the respective membership interests.

During the third quarter of 2008, the MLP and Winthrop formed a jointly-owned subsidiary, Lex-Win Concord LLC (“Lex-Win Concord”), and the MLP and Winthrop each contributed to Lex-Win Concord all of their right, title, interest and obligations in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO. Immediately following the contribution, a subsidiary of Inland American Real Estate Trust Inc. (“Inland Concord”) entered into an agreement to contribute up to $100,000 in redeemable preferred membership interest over the next 18 months to Concord, with an initial investment of $20,000. Lex-Win Concord, as managing member, and Inland Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord. Under the terms of the agreement, additional contributions by Inland Concord are to be used primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans. In addition, provided that certain terms and conditions are satisfied, including payment to Inland Concord of a 10% priority return, both the MLP and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 through distributions of principal payments from the retirement of existing loans and bonds in Concord’s current portfolio. In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75,000 only if such capital contributions are necessary under certain circumstances.
The following is summary balance sheet data as of September 30, 2008 and December 31, 2007 and income statement data for the three and nine months ended September 30, 2008 and 2007 for Concord:

	As of	As of
	9/30/08	12/31/07
Investments	$1,017,989	$1,140,108
Cash, including restricted cash	18,690	19,094
Warehouse debt facilities obligations	393,541	472,324
Collateralized debt obligations	351,525	376,650
Preferred equity	20,000	—
Members’ equity	270,920	310,922

	Nine Months ended September 30,
	2008	2007
Interest and other income	$55,396	$48,141
Interest expense	(27,062)	(29,510)
Impairment charges	(65,221)	—
Gain on debt repayment	12,698	—
Other expenses and minority interests	(3,716)	(3,564)

Net income (loss)	$(27,905)	$15,067
Other comprehensive income (loss)	6,929	(11,666)

Comprehensive income (loss)	$(20,976)	$3,401

	Three Months ended September 30,
	2008	2007
Interest and other income	$18,187	$19,937
Interest expense	(8,176)	(12,901)
Impairment charges	(7,205)	—
Gain on debt repayment	4,996	—
Other expenses and minority interests	(1,949)	(879)

Net income	$5,853	$6,157
Other comprehensive loss	(1,640)	(11,666)

Comprehensive income (loss)	$4,213	$(5,509)

Concord’s loan assets are classified as held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be other-than-temporarily impaired. Concord’s bonds are classified as available for sale securities and, accordingly, are marked-to-

estimated fair value on a quarterly basis based on valuations performed by Concord’s management. During the three and nine months ended September 30, 2008, the management of Concord did a complete evaluation of its bond and loan portfolio, including an analysis of any underlying collateral supporting these investments. This resulted in a charge to earnings at Concord of $7,205 and $65,221 for the three and nine months ended September 30, 2008, respectively.
Net Lease Strategic Assets Fund L.P. (“NLS”)
NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net lease specialty real estate in the United States. In connection with the formation of NLS and on December 20, 2007, the MLP contributed interests in 12 properties and $6,721 in cash to NLS and Inland contributed $121,676 in cash to NLS. In addition, the Company sold for cash interests in 18 properties to NLS and recorded an aggregate gain of $19,422, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity of 47.2%. The properties were subject to $186,302 in mortgage debt, which was assumed by NLS. After such formation transaction, Inland and the MLP owned 85% and 15%, respectively, of NLS’s common equity and the MLP owned 100% of NLS’s $87,615 preferred equity.
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
On May 30, 2008, the MLP contributed interests in one property and $3,458 in cash to NLS and Inland contributed $19,011 in cash to NLS. In addition, the Company sold for cash an interest in one property to NLS and recorded a gain of $8,637, which was limited by the Company’s ownership interest in NLS’s common and preferred equity of 48.1%. One property was subject to $21,545 in mortgage debt, which was assumed by NLS. The mortgage debt assumed by NLS has a stated interest rate of 8.0% and matures in 2015. After this transaction, Inland and the MLP owned 85% and 15%, respectively, of NLS’s common equity and the MLP owned 100% of NLS’s $162,487 preferred equity.
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
The following is summary historical cost basis selected balance sheet data as of September 30, 2008 and December 31, 2007 and income statement data for the nine months ended September 30, 2008 for NLS:

	As of	As of
	9/30/08	12/31/07
Real estate, including intangibles	$729,271	$405,834
Cash, including restricted cash	6,491	2,230
Mortgages payable	321,842	171,556

For the Nine Months
ended 9/30/08
Total gross revenues	$35,364
Depreciation and amortization	(22,747)
Interest expense	(12,598)
Other expenses, net	(1,852)

Net loss	$(1,833)

During the nine months ended September 30, 2008, the Company recognized ($11,861) equity in losses relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value of the MLP’s equity investment in NLS is $94,723 and is accreted into income. During the nine months ended September 30, 2008, the Company recorded earnings of $2,304 related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying statement of operations.

During the nine months ended September 30, 2008, the MLP incurred transaction costs relating to the formation of NLS of $1,138 which are included in general and administrative expenses in the consolidated statements of operations.

LEX-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the MLP holds a 28% ownership interest, acquired 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.), (“Wells”), a non-exchange traded entity, at a price per share of $9.30 in a tender offer. During 2007, the MLP funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop also holds a 28% interest in Lex-Win. The Company’s former Executive Chairman and Director of Strategic Acquisitions is the Chief Executive Officer of the parent of Winthrop. Profits, losses and cash flows of Lex-Win are allocated in accordance with the membership interests. During the three and nine months ended September 30, 2008, Lex-Win incurred losses of $247 and $3,847, respectively relating to its investment in Wells and sold its entire interest in Wells for $32,289.

Other Equity Method Investment Limited Partnerships

The Company is a partner in eight partnerships with ownership percentages ranging between 26% and 40%, which own net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. As of September 30, 2008, the partnerships have $93,431 in mortgage debt (the Company’s proportionate share is $29,557) with interest rates ranging from 5.2% to 15.0% with a weighted average rate of 9.4% and maturity dates ranging from 2009 to 2018.

(7)	Mortgages and Notes Payable

During the nine months ended September 30, 2008, the MLP obtained $25,000 and $45,000 secured term loans from KeyBank N.A. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The MLP recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. These loans contain customary covenants which the Company was in compliance with as of September 30, 2008.

Pursuant to the new loan agreements, the MLP simultaneously entered into an interest-rate swap agreement with KeyBank N.A to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($2,990 at September 30, 2008). The new debt is presented net of a discount of $4,795. Amortization of the discount as interest expense will occur over the term of the loans.

The following table presents the Company’s liability for the swap measured at fair value as of September 30, 2008, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using
Quoted Prices in	Significant	Significant
Active Markets for	Other	Unobservable
Identical Liabilities	Observable Inputs	Inputs
(Level 1)	(Level 2)	(Level 3)	Balance
$ —	$2,990	$ —	$2,990
Although the Company has determined that the majority of the inputs used to value its swap obligation fall within Level 2 of the fair value hierarchy, the credit valuation associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has determined that the credit valuation adjustment relative to the overall swap obligation is not significant. As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.

Also at inception, in accordance with SFAS No. 133, as amended, the Company designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap will be recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings. During the nine months ended September 30, 2008, the Company terminated a portion of the swap for a notional amount of $3,926 due to a payment of the same amount on the $45,000 term loan. The Company recognized $764 as a reduction of interest expense during the nine months ended September 30, 2008 due to the swap’s ineffectiveness and forecasted transactions no longer being probable.

During the nine months ended September 30, 2008, the Company obtained one non-recourse mortgage for $7,545, with a stated interest rate of 5.8% and a maturity date in 2012.

During the nine months ended September 30, 2007, the Company obtained ten non-recourse mortgages aggregating $246,965 with stated interest rates ranging from 5.7% to 6.2% and maturity dates ranging from 2014 to 2021.

During the first quarter of 2007, the Company repaid $547,199 of borrowings under the MLP’s then secured borrowing facility with KeyBank N.A. In connection with the repayment, the Company incurred approximately $650 to terminate an interest rate swap agreement, which is included in interest expense.

During the nine months ended September 30, 2007, the Company issued, through the MLP, an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are convertible by the holders into common shares at a current price of $21.99 per share, subject to adjustment upon certain events. The current exchange rate is subject to adjustment under certain events including increases in the Company’s rate of dividends above a certain threshold. Upon exchange the holders of the notes would receive (i) cash equal to the principal amount of the note and (ii) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. During the nine months ended September 30, 2008, the MLP repurchased $150,500 face value of the 5.45% Exchangeable Notes for cash payments and issuances of common shares of $132,464, which resulted in gains on debt extinguishment of $15,351, including write-offs of $2,685 in deferred financing costs.

During the nine months ended June 30, 2007, the Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities. These securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. During the nine months ended September 30, 2008, the Company repurchased $70,880 of the Trust Preferred Securities for a cash payment of $44,561, which resulted in a gain on debt extinguishment of $24,742 including a write off of $1,577 in deferred financing costs.

The Company has a $200,000 unsecured revolving credit facility, which expires in June 2009, bears interest at 120-170 basis points over LIBOR depending on the amount of the Company’s leverage level, and has interest rate periods of one, three or six months, at the option of the Company. The credit facility contains various leverage, debt service coverage, net worth maintenance and other customary covenants, which the Company was in compliance with as of September 30, 2008. As of September 30, 2008, there were no outstanding borrowings under the credit facility, $198,022 was available to be borrowed and the Company had outstanding letters of credit aggregating $1,978.

In June 2007, the MLP obtained a $225,000 secured term loan from KeyBank N.A. The interest only secured term loan matures June 2009, with an MLP option to extend the maturity date to December 1, 2009, and bears interest at LIBOR plus 60 basis points. The loan contains customary covenants which the MLP was in compliance with as of September 30, 2008. The proceeds of the secured term loan were used to purchase the interests in our four co-investment programs during the nine months ended September 30, 2007. As of September 30, 2008, $197,931 is outstanding under the loan. See note 4 for a discussion of the acquisition of co-investment programs and assumption of mortgages related to the acquisitions.

During the nine months ended September 30, 2008 and 2007, in connection with sales of certain properties, the Company satisfied the corresponding mortgages and notes payable which resulted in debt satisfaction charges of $895 and $3,685, respectively.

(8)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2008 and 2007, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(9)	Minority Interests

In conjunction with several of the Company’s acquisitions in prior years, sellers were given OP Units as a form of consideration. All OP Units, other than OP Units owned by the Company, are redeemable at certain times, only at the option of the holders, for the Company’s common shares on a one-for-one basis and are generally not otherwise mandatorily redeemable by the Company.

During the nine months ended September 30, 2008 and 2007, 319,387 and 1,363,149 OP Units, respectively, were redeemed by the Company for an aggregate value of $4,357 and $27,231, respectively.

As of September 30, 2008, there were approximately 39.4 million OP Units outstanding other than OP Units owned by the Company. All OP Units receive distributions in accordance with their respective partnership agreements. To the extent that the Company’s dividend per common share is less than the stated distribution per OP Unit per the applicable partnership agreement, the distributions per OP Unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP Units have a liquidation preference. As of September 30, 2008, the Company’s common shares had a closing price of $17.22 per share. Assuming all outstanding OP Units not held by the Company were redeemed on such date the estimated fair value of the OP Units was $678,464.

See Note 15 for redemptions of OP Units subsequent to the quarter ended September 30, 2008.

(10)	Related Party Transactions

The Company, through the MLP, has an ownership interest in a securitized pool of first mortgages which includes two first mortgage loans encumbering MLP properties. As of September 30, 2008 and December 31, 2007, the value of the ownership interest was $15,570 and $15,926, respectively.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide property management services at certain properties and co-investments owned by the Company. These entities earned, including reimbursed expenses, $3,587 and $2,540, respectively, for these services for the nine months ended September 30, 2008 and 2007.

On March 20, 2008, the Company entered into a Services and Non-Compete Agreement with its former Executive Chairman and Director of Strategic Acquisitions and his affiliate, which provides that the Company’s former Executive Chairman and Director of Strategic Acquisitions and his affiliate will provide the Company with certain asset management services in exchange for $1,500. The $1,500 is included in general and administrative expenses in the statement of operations for the nine months ended September 30, 2008.

As of September 30, 2008 and December 31, 2007, $4,176 and $21,378 in mortgage notes payable are due to entities owned by two of the Company’s significant OP Unitholders and the Company’s former Executive Chairman and Director of Strategic Acquisitions.

During the nine months ended September 30, 2007, the Company repurchased (1) common shares from two of its officers for an aggregate of $405 and (2) LSAC shares for $2,200.

During the nine months ended September 30, 2007, the MLP and Winthrop, an entity affiliated with the Company’s former Executive Chairman and Director of Strategic Acquisitions, entered into a joint venture with other unrelated partners, to acquire shares of Wells (see note 6).

Winthrop, an affiliate of the Company’s former Executive Chairman and Director of Strategic Acquisitions, is the 50% partner in Lex-Win Concord, LLC (see note 6).

(11)	Shareholders’ Equity

During the nine months ended September 30, 2008, the Company repurchased and retired 501,700 of its Series C Cumulative Convertible Preferred Shares (“Series C Preferred”) by issuing 727,759 common shares and paying $7,522 in cash. The difference between the cost to retire these Series C Preferred and their historical cost was $5,678 and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share.

On June 30, 2008, the Company issued 3,450,000 common shares raising net proceeds of approximately $47,237. The proceeds, along with cash held, were used to retire $25,000 principal amount of the 5.45% Exchangeable Guaranteed Notes at a price plus accrued interest of $22,937, and $67,755 principal amount of the Trust Preferred Securities at a price plus accrued interest of $43,454.

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

(13)	Share—Based Compensation

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

The awards are considered liability-settled awards because the numbers of shares issued to the participants are not fixed and determinable as of the grant date. These awards contain both a service condition and a market condition. As these awards are liability based awards, the measurement date for liability instruments is the date of settlement. Accordingly, liabilities incurred under share-based payment arrangements were initially measured on the grant date of February 6, 2007 and are required to be re-measured at the end of each reporting period until settlement.

A third party consultant was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of the grant date, it was determined that the value of the awards was $1,901. As of September 30, 2008, the value of the awards was $5,822. The Company recognized $1,303 and $267 in compensation expense relating to the awards during the nine months ended September 30, 2008 and 2007, respectively.

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

During the nine months ended September 30, 2008, the Company and a former executive officer and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release. In addition to an aggregate cash payment of $1,500 to be paid over nine months, non-vested common shares previously issued to the officer were accelerated and immediately vested which resulted in a charge of $265 (see note 10).

During the nine months ended September 30, 2007, the Company and an executive officer entered into an employment separation agreement. In addition to a cash payment of $3,600, non-vested common shares were accelerated and immediately vested which resulted in a charge of $933.

During the nine months ended September 30, 2008 and 2007, the Company recognized $3,370 and $3,194, respectively, in compensation expense relating to scheduled vesting of share grants, including the amounts discussed above.

(14)	Supplemental Disclosure of Statement of Cash Flow Information

During the nine months ended September 30, 2008 and 2007, the Company paid $130,070 and $115,565, respectively, for interest and $1,654 and $2,827, respectively, for income taxes.

During the nine months ended September 30, 2008 and 2007, holders of an aggregate of 285,936 and 1,193,091 OP Units, respectively, redeemed such OP Units for common shares of the Company. The redemptions resulted in an increase in shareholders’ equity and corresponding decrease in minority interest of $3,882 and $23,630, respectively.

During the nine months ended September 30, 2008, the Company assumed a $7,545 mortgage note payable in connection with a property acquisition.

During the nine months ended September 30, 2008, the MLP entered into a swap obligation with an initial value of $5,696, which was reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During the nine months ended September 30, 2008, the MLP contributed six properties to NLS with $90,200 in real estate and intangibles and $51,497 in mortgage notes payable assumed.

During the nine months ended September 30, 2008, the Company issued 1,023,053 common shares ($14,706) and cash of $5,432 to repurchase $22,500 of Exchangeable Guaranteed Notes.

During the nine months ended September 30, 2007, in connection with the acquisition of the co-investment programs, the Company paid approximately $366,600 in cash and acquired approximately $1,071,000 in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000 in mortgages payable, $40,000 in below market leases and $14,000 in all other assets and liabilities (see note 4).

(15)	Subsequent Events

Subsequent to September 30, 2008:
•	The Company repurchased $32,000 of the 5.45% Exchangeable Guaranteed Notes due in 2012 for $23,740, including the issuance of 597,826 common shares at a $14.72 per share price;

•	The MLP’s three largest OP unitholders, including the Company’s former Executive Chairman and Director of Strategic Acquisitions, converted their interests in the MLP for common shares of the Company. Accordingly, the Company issued 27.6 million common shares to these partners for their OP Units and currently the Company owns 91.1% of the MLP;

•	The Company entered into a forward equity commitment with a financial institution to purchase 3,500,000 common shares of the Company at $5.60 per share. At inception the Company paid $9,800 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) cash settlement, net share settlement or a combination of both, at the Company’s option; and

•	Inland Concord invested $43,500 in Concord and this, along with cash available, was used to repay $46,583 of indebtedness under a warehouse facility. In connection with the repayment, Concord exercised an extension option on the warehouse facility to extend the maturity date from March 2009 to March 2011. In addition, Concord repaid $4,000 on a term loan and extended the maturity date of the new balance of $21,516 from December 2008 to December 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.
Forward-Looking Statements
The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine month periods ended September 30, 2008 and 2007, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 29, 2008. Historical results may not be indicative of future performance.
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
Critical Accounting Policies
A summary of our critical accounting policies is included in our 2007 Annual Report.
New Accounting Pronouncements
     A summary of new accounting pronouncements is included in our 2007 Annual Report and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report.
Liquidity and Capital Resources
     General. Since becoming a public company, our principal sources of liquidity are revenues generated from real estate investments, interest on cash balances, amounts available under our unsecured credit facility, the MLP’s secured term loans, equity commitments from co-investment partners, undistributed cash flows and amounts that may be raised through the sale of equity and debt securities in private or public offerings. We expect to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on our access to capital sources. Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage, general economic and credit market conditions, and the other factors described in our periodic reports filed with the SEC, which may be outside of management’s control or influence.
     As of September 30, 2008, we held interests in approximately 240 consolidated properties, which were located in 42 states and the Netherlands. Our real estate assets are primarily subject to triple net leases, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that we are responsible for certain operating expenses.
     During the nine months ended September 30, 2008, we purchased two properties for a capitalized cost of $56.1 million and sold 23 properties to unrelated third parties for aggregate sales proceeds of $189.5 million, which resulted in a gain of $12.0 million. During the nine months ended September 30, 2007, in addition to the acquisition of the co-investment programs, we purchased seven properties from third parties for a capitalized cost of $117.8 million and sold 33 properties to unrelated third parties for aggregate sales proceeds of $225.9 million, which resulted in a gain of $39.8 million.
     During the nine months ended September 30, 2007, we acquired the remaining interests we did not already own in three co-investment programs and liquidated another co-investment program. We paid $366.6 million in cash and assumed approximately $785.0 million in non-recourse mortgage debt to acquire full interests in 48 real estate properties.
     For the nine months ended September 30, 2008 and 2007, the leases on our consolidated properties generated $308.4 million and $269.8 million, respectively, in rental revenue. In June 2008, we completed an offering of 3.45 million common shares, raising net proceeds of $47.2 million. In February 2007, we completed an offering of 6.2 million Series D Preferred Shares, having a liquidation amount of $25 per share and an annual dividend rate of 7.55%, raising net proceeds of $149.8 million.
     As previously disclosed, we intend to reduce our existing leverage by repurchasing existing debt at a discount to face value and issuing common shares when appropriate.
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
     Dividends paid to our common and preferred shareholders increased to $213.0 million in the nine months ended September 30, 2008, compared to $106.4 million in the nine months ended September 30, 2007. The increase is primarily attributable to the $2.10 per share/unit special dividend paid in January 2008.
     Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.
     Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuance of equity and debt and co-investment programs as well as other alternatives, will provide the necessary capital required by us. Cash flows from operations as reported in the Consolidated Statements of Cash Flows decreased to $187.4 million for 2008 from $235.9 million for 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

     Net cash provided by (used in) investing activities totaled $200.8 million in 2008 and $(316.4) million in 2007. Cash used in investing activities related primarily to investments in real estate properties, joint ventures and an increase in leasing costs. Cash provided by investing activities related primarily to proceeds from the sale of marketable securities, distributions from non-consolidated entities in excess of accumulated earnings, principal payments on loan receivable and proceeds from the sale of properties. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
     Net cash (used in) provided by financing activities totaled $(692.2) million in 2008 and $224.0 million in 2007. Cash provided by (used in) financing activities during each year was primarily attributable to proceeds from equity and debt offerings offset by dividend and distribution payments, repurchases of debt instruments, repurchases of common and preferred shares and debt amortization payments.
     UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP Units in our operating partnerships. Substantially all outstanding OP Units are redeemable by the holder at certain times for common shares on a one-for-one basis or, at our election, with respect to certain OP Units, cash. Substantially all outstanding OP Units require us to pay quarterly distributions to the holders of such OP Units an amount equal to the dividends paid to our common shareholders and the remaining OP Units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. No OP Units have a liquidation preference. We account for outstanding OP Units in a manner similar to a minority interest holder. The number of common shares that will be outstanding in the future should be expected to increase, and minority interest expense should be expected to decrease, as such OP Units are redeemed for our common shares. As of September 30, 2008, there were 39.4 million OP Units outstanding. As of September 30, 2008, the Company’s common shares had a closing price of $17.22 per share. Assuming all outstanding OP Units not held by us were redeemed on such date, the estimated fair value of the OP Units was $678.5 million.
Financing
     Revolving Credit Facility. Our $200.0 million revolving credit facility with Wachovia Bank N.A. and a consortium of other banks, (1) expires June 2009 and (2) bears interest at 120-170 basis points over LIBOR depending on our leverage (as defined) in the credit facility. Our credit facility contains customary financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of September 30, 2008, we were in compliance with all covenants, no borrowings were outstanding, $198.0 million was available to be borrowed, and $2.0 million in letters of credit were outstanding under the credit facility.
     During the nine months ended September 30, 2008, the MLP obtained $25.0 million and $45.0 million secured term loans from KeyBank N.A. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans ($68.0 million) were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014.
     Pursuant to the new secured term loan agreements, the MLP simultaneously entered into an interest-rate swap agreement with KeyBank N.A to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the MLP assumed a liability for the fair value of the swap at inception of approximately $5.7 million ($3.0 million at September 30, 2008).
     The MLP has another secured loan with Key Bank, N.A., which bears interest at LIBOR plus 60 basis points. As of September 30, 2008, $197.9 million was outstanding under the secured loan. The secured loan is scheduled to mature in June 2009 however the MLP has an option to extend the maturity date to December 1, 2009. The secured loan requires monthly payments of interest only. The MLP is also required to make principal payments from the proceeds of certain property sales and certain refinancings if such proceeds are not reinvested into net leased properties. The required principal payments are based on a minimum release price set forth in the secured loan agreement. The secured loan has customary covenants, which the MLP was in compliance with at September 30, 2008.
     During the nine months ended September 30, 2007, the MLP issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the nine months ended September 30, 2008, the MLP repurchased $150.5 million of these notes for $132.5 million, which resulted in a gain of $15.4 million, including the write-off of $2.7 million in deferred financing costs. As of September 30, 2008, $299.5 million is outstanding.
     During the nine months ended September 30, 2007, we issued $200.0 million in Trust Preferred Securities. These Trust Preferred Securities, which are classified as debt, (1) are due in 2037, (2) are redeemable by us commencing April 2012 and (3) bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. During the nine months ended September 30, 2008, we repurchased $70.9 million of these Trust Preferred Securities for $44.6 million, which resulted in a gain of $24.7 million, including the write-off of $1.6 million in deferred financing costs. As of September 30, 2008, $129.1 million is outstanding.
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
Capital Expenditures. As leases expire, we expect to incur costs in extending the existing tenant leases or re-tenanting the properties. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates. These expenditures are expected to be funded from operating cash flows, cash on hand or borrowings on our credit facility.
Current Operating Environment. The global credit and financial crisis has gained momentum in the past few weeks and there is considerable uncertainty as to how severe the current downturn may be and how long it may continue. It is difficult to predict the impact on our business but we expect that the economy will continue to strain the resources of our tenants and their customers. We saw relatively little impact of the current financial crisis on our core operating results in the current quarter. However, there is no guarantee that this will continue. Leased space was 93.8% at September 30, 2008, down 2.0% from last year. We expect leased space to remain relatively constant over the remainder of 2008. We lease our properties to tenants in various industries, including finance/insurance, food, energy, technology and automotive. Tenant defaults at our properties could negatively impact our operating results. In addition, we have a $200.0 million credit facility which expires in June 2009, of which no borrowings are outstanding and a $197.9 million term loan which is scheduled to mature June 2009, with our option to extend the maturity to December 2009. Refinancing these agreements, including a reduction of the credit facility to $100.0 million, are of significant importance to us and we are currently working with our lenders and prospective lenders in an effort to extend these maturities. The spreads to LIBOR have increased since we entered into our current agreements and we do not expect our current spreads to remain in place after the refinancings, if completed, are done.
We have interest rate swap agreements directly and through our investment in Lex-Win Concord. Also subsequent to September 30, 2008, we entered into a forward equity commitment. The counterparties of these arrangements are major financial institutions, however we are exposed to credit risk in the event of non-performance by the counterparties.
     Three months ended September 30, 2008 compared with September 30, 2007. Of the decrease in total gross revenues in 2008 of $10.8 million, $11.8 million is attributable to a decrease in rental revenue which was offset by an increase of $1.0 million attributable to tenant reimbursements and advisory and incentive fees. The decrease in rental revenue is primarily attributable to the sale/contribution of properties to a newly formed joint venture in the fourth quarter of 2007 and first two quarters of 2008 coupled with lease terminations in the second quarter of 2008.
     The decrease in interest and amortization expense of $10.9 million is due to the satisfaction of long-term debt and the sale/contribution of properties to a newly formed joint venture which are encumbered by debt.

     The increase in property operating expense of $3.8 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.
     The decrease in depreciation and amortization of $12.6 million is due primarily to the acceleration of amortization of certain intangible assets relating to lease terminations in the second quarter of 2008 and the sale/contribution of properties to a newly formed co-investment program. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.
     The decrease in non-operating income of $0.8 million is primarily attributable to a reduction in interest and dividends earned.
     Debt satisfaction gains, net increased $2.3 million due to the timing of debt being satisfied at a discount.
     Equity in earnings (losses) of non-consolidated entities was a loss of $(1.5) million in 2008 compared with earnings of $4.1 million in 2007. The primary reason for the fluctuation between periods is the losses incurred attributable to us on our newly formed co-investment program.
     Net income (loss) was $(3.7) million in 2008 and $14.5 million in 2007 primarily due to the net impact of the items discussed above plus a decrease of $22.6 million in income from discontinued operations.
     Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $22.6 million primarily due to a decrease in income from discontinued operations of $8.4 million, a decrease in gains on sale of properties of $19.6 million and an increase in impairment charges of $1.1 million offset by a decrease in minority interests’ share of income of $3.2 million and a decrease in debt satisfaction charges of $3.5 million.
     Net income (loss) allocable to common shareholders in 2008 was $(10.3) million compared to $7.4 million in 2007. The decrease of $17.7 million is due to the items discussed above offset by a decrease in preferred dividends of $0.4 million resulting from the repurchase of our Series C Preferred during 2008. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), and reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.
     Nine months ended September 30, 2008 compared with September 30, 2007. Changes in our results of operations are primarily due to the acquisition of the outstanding interests in our four co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2008 of $36.5 million, $38.6 million is attributable to rental revenue and $9.1 million in tenant reimbursements which are together offset by a decrease of $11.1 million in advisory and incentive fees. In addition to the acquisition of our co-investment programs in 2007, the increase in rental revenue is primarily attributable to the receipt of payments of $28.7 million from two tenant lease terminations offset by the accelerated amortization of above and below market leases of $4.1 million in 2008. The reduction in advisory and incentive fees relate to incentive fees earned in 2007 in connection with the termination of two co-investment programs.
     The increase in interest and amortization expense of $5.8 million is due to the increase in long-term debt due to the growth of our portfolio via the acquisition of the outstanding interests in four of our co-investment programs during 2007.
     The increase in property operating expense of $18.8 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.
     The increase in depreciation and amortization of $26.8 million is due primarily to the growth in real estate and intangibles through the acquisition of properties from our co-investment programs and the acceleration of amortization of certain intangible assets relating to lease terminations in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.
     The decrease in general and administrative expenses of $3.2 million is due primarily to a reduction in the costs of severance agreements with our former officers.

     The increase in non-operating income of $15.1 million is primarily attributable to land received in connection with a lease termination in the second quarter of 2008.
     Debt satisfaction gains, net increased $39.0 million due to the timing of debt being satisfied at a discount.
     The increase in gains on sale — affiliates of $31.8 million relates to the sale of properties to a newly formed co-investment program.
     Minority interests’ share of (income) loss fluctuated to a share of losses of $5.4 million in 2008 from a share of income of $(3.5) million in 2007. The primary reason for the fluctuation is the impairment losses incurred by Concord Debt Holdings, LLC, an equity method investee of the MLP.
     Equity in earnings (losses) of non-consolidated entities was a loss of $(23.2) million in 2008 compared with earnings of $46.0 million in 2007. The primary reason for the fluctuation between periods is that in 2007 we recognized our proportionate share of the gain on sale of properties in our co-investment programs, while in 2008 Concord recognized impairment charges of $65.2 million, of which our share was $32.6 million.
     Net income decreased by $25.8 million primarily due to the net impact of the items discussed above plus a decrease of $39.8 million in income from discontinued operations.
     Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $39.8 million due to a decrease in income from discontinued operations of $24.1 million, an increase in impairment charges of $3.8 million, and a decrease in gains on sale of $27.8 million, offset by a reduction in minority interests’ share of income of $10.3 million, debt satisfaction charges of $3.2 million and provision for income taxes of $2.4 million.
     Net income allocable to common shareholders in 2008 was $5.2 million compared to $25.9 million in 2007. The change is due to the items discussed above offset by a net decrease in preferred dividends of $5.1 million resulting from the issuance of the Series D Preferred in 2007, which resulted in an increase in dividends of $1.4 million and the repurchase of Series C Preferred in 2008 which resulted in a redemption discount of $5.7 million and a decrease in dividends of $0.8 million. Since the Series C Preferred were redeemed by us at a discount to the original historical cost basis, the discount is treated as an accretion to net income allocable to common shareholders.
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
Off-Balance Sheet Arrangements
     Non-Consolidated Real Estate Entities. As of September 30, 2008, we had investments in various non-consolidated real estate entities with varying structures. The non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.
     In addition, we had $2.0 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
Our exposure to market risk relates primarily to our variable rate and fixed rate debt. As of September 30, 2008 and 2007, our consolidated variable rate indebtedness was approximately $198 million and $225 million, respectively, which represented 8.0% and 6.8% of total long-term indebtedness, respectively. During the three months ended September 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.1% and 6.5%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2008 and 2007 would have been increased by approximately $0.5 million and $0.6 million, respectively. During the nine months ended September 30, 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.7% and 6.3%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2008 and 2007 would have been increased by approximately $1.5 million and $1.0 million, respectively. As of September 30, 2008 and 2007, our consolidated fixed rate debt was approximately $2.3 billion and $3.1 billion respectively, which represented 92.0% and 93.2%, respectively, of total long-term indebtedness.
For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of September 30, 2008 and are indicative of the interest rate environment as of September 30, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $2.1 billion as of September 30, 2008.
Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. Currently, we have one interest rate swap agreement.

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
ITEM 1A. Risk Factors.
There have been no material changes in our risk factors from those disclosed in our Current Report on Form 8-K filed on June 25, 2008, other than:
Current Operating Environment. The global credit and financial crisis has gained momentum in the past few weeks and there is considerable uncertainty as to how severe the current downturn may be and how long it may continue. It is difficult to predict the impact on our business but we expect that the economy will continue to strain the resources of our tenants and their customers. We saw relatively little impact of the current financial crisis on our core operating results in the current quarter. However, there is no guarantee that this will continue. Leased space was 93.8% at September 30, 2008, down 2.0% from last year. We expect leased space to remain relatively constant over the remainder of 2008. We lease our properties to tenants in various industries, including finance/insurance, food, energy, technology and automotive. Tenant defaults at our properties could negatively impact our operating results. In addition, we have a $200.0 million credit facility which expires in June 2009, of which no borrowings are outstanding and a $197.9 million term loan which is scheduled to mature June 2009, with our option to extend the maturity to December 2009. Refinancing these agreements, including a reduction of the credit facility to $100.0 million, are of significant importance to us and we are currently working with our lenders and prospective lenders in an effort to extend these maturities. The spreads to LIBOR have increased since we entered into our current agreements and we do not expect our current spreads to remain in place after the refinancings, if completed, are done.
We have interest rate swap agreements directly and through our investment in Lex-Win Concord. Also subsequent to September 30, 2008, we entered into a forward equity commitment. The counterparties of these arrangements are major financial institutions, however we are exposed to credit risk in the event of non-performance by the counterparties.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Repurchase of Exchangeable Notes
During the third quarter of 2008, in connection with repurchases of an aggregate of $25.5 million original principal amount of the 5.45% Exchangeable Guaranteed Notes issued by The Lexington Master Limited Partnership, we issued an aggregate of 1,023,053 of our common shares (at an average price of approximately $14.37 per share) and $8.1 million in cash representing a total value of approximately $22.8 million.
See Note 15 for repurchase of Exchangeable Notes and related issuances of our common shares subsequent to the end of the third quarter of 2008.
Share Repurchase Program
The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2008 under our 5.9 million common share/operating partnership unit repurchase authorization approved by our Board of Trustees on December 17, 2007.

	Issuer Purchases of Equity Securities
			(c)
			Total Number of	(d)
			Shares/Units	Maximum Number of
	(a)		Purchased as Part	Shares That May Yet
	Total number of	(b)	of Publicly	Be Purchased Under
	Shares/ Units	Average Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share/ Units	Programs	Programs

July 1 - 31, 2008	—	$—	—	4,615,631
August 1 - 31, 2008	—	$—	—	4,615,631
September 1 - 30, 2008	—	$—	—	4,615,631

Third quarter 2008	—	$—	—	4,615,631

ITEM 3. Defaults Upon Senior Securities — not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders — none.
ITEM 5. Other Information — not applicable.
ITEM 6. Exhibits

Exhibit No.		Description

3.1	—	Articles of Merger and Amended and Restated Declaration of Trust of the Company, dated December 31, 2006 (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed January 8, 2007 (the “01/08/07 8-K”))(1)
3.2	—	Articles Supplementary Relating to the 7.55% Series D Cumulative Redeemable Preferred Stock, par value $.0001 per share (filed as Exhibit 3.3 to the Company’s Registration Statement on Form 8A filed February 14, 2007 (the “02/14/07 Registration Statement”))(1)
3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement of Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)
3.5	—	Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”))(1)
3.6	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.7	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.8	—	Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1)
3.9	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)
3.10	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.11	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to

Exhibit No.		Description

the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.12	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)
3.13	—	Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement)(1)
3.14	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.15	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.16	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.17	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.18	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”))(1)
3.19	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.20	—	Amended and Restated Agreement of Limited Partnership of Net 3 Acquisition L.P. (the “Net 3 Partnership Agreement”) (filed as Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed November 16, 2006)(1)
3.21	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.22	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)
3.23	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.24	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.25	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K)(1)
3.26	—	Second Amended and Restated Agreement of Limited Partnership of The Lexington Master Limited Partnership (formerly known as The Newkirk Master Limited Partnership, the “MLP”), dated as of December 31, 2006, between Lex GP-1 Trust and Lex LP-1 Trust (filed as Exhibit 10.4 to the 01/08/07 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”))(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.5	—	Form of Special Voting Preferred Stock certificate (filed as Exhibit 4.5 to the 2006 10-K)(1)
4.6	—	Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)
4.7	—	First Supplemental Indenture, dated as of January 29, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.2 to the 01/29/07 8-K)(1)
4.8	—	Second Supplemental Indenture, dated as of March 9, 2007, among The Lexington Master Limited Partnership, the Company, the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 9, 2007 (the “03/09/07 8-K”))(1)
4.9	—	Amended and Restated Trust Agreement, dated March 21, 2007, among Lexington Realty Trust, The Bank of

Exhibit No.		Description

New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/2007 8-K”))(1)
4.10	—	Third Supplemental Indenture, dated as of June 19, 2007, among the MLP, the Company, the other guarantors named therein and U.S. bank National Association, as trustee, including the form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.1 to the Company’s Report on form 8-k filed on June 22, 2007(1)
4.11	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
9.1	—	Voting Trustee Agreement, dated as of December 31, 2006, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.6 to the 01/08/07 8-K)(1)
9.2	—	Amendment No. 1 to Voting Trustee Agreement, dated as of March 20, 2008, among the Company, The Lexington Master Limited Partnership and NKT Advisors LLC (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 24, 2008 (the “03/24/08 8-K”))(1)
10.1	—	Form of 1994 Outside Director Shares Plan of the Company (filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1993) (1, 4)
10.2	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)
10.3	—	Amendment to 1998 Share Option Plan (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1, 4)
10.4	—	2007 Equity Award Plan (filed as Annex A to the Company’s Definitive Proxy Statement dated April 19, 2007) (1,4)
10.5	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)
10.6	—	Amendment to 2007 Outperformance Program (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on December 20,2007 (the 12/26/07 8-K)) (1,4)
10.7	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)
10.8	—	Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)
10.9	—	Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)
10.10	—	Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll and (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)
10.11	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the 01/03/07 8-K) (1,4)
10.12	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.13	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on January 11, 2008 (1,4)
10.14	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.15	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.16	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.17	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.18	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.19	—	2008 Trustee Fees Term Sheet (detailed on the Company’s Current Report on Form 8-K filed April 18, 2008)

Exhibit No.		Description

(1, 4)
10.20	—	Form of Indemnification Agreement between the Company and certain officers and trustees (1, 2)
10.21	—	Credit Agreement, dated as of June 2, 2005 (“Credit Facility”) among the Company, LCIF, LCIF II, Net 3 Acquisition L.P., jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, Wachovia Capital Markets, LLC, as lead arranger, Wachovia Bank, National Association, as agent, Key Bank, N.A., as Syndication agent, each of Sovereign Bank and PNC Bank, National Association, as co-documentation agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 30, 2005)(1)
10.22	—	First Amendment to Credit facility, dated as of June 1, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 2, 2006)(1)
10.23	—	Second Amendment to Credit facility, dated as of December 27, 2006 (filed as Exhibit 10.1 to the 01/03/07 8-K)(1)
10.24	—	Third Amendment to Credit Agreement, dated as of December 20, 2007(filed as Exhibit 10.1 to the 12/26/07 8-K)(1)
10.25	—	Credit Agreement, dated as of June 1, 2007, among the Company, the MLP, LCIF, LCIF II and Net 3, jointly and severally as borrowers, KeyBanc Capital Markets, as lead arranger and book running manager, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5.(d) therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2007 (the “06/07/2007 8-K”))(1)
10.26	—	Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”))(1)
10.27	—	Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of August 2, 2008, between Lex-Win Concord LLC and Inland American (Concord) Sub, LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on August 4, 2008 (the “08/04/08 8-K”)(1))
10.28	—	Limited Liability Company Agreement of Lex-Win LLC, dated as of August 2, 2008 (filed as Exhibit 10.2 to 08/04/08 8-K)(1)
10.29	—	Administration and Advisory Agreement, dated as of August 2, 2008, among Lex-Win Concord, WRP Management LLC and WRP Sub-Management LLC (filed as Exhibit 10.3 to the Company’s 08/04/08 8-K)(1)
10.30	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K)(1)
10.31	—	Funding Agreement, dated as of December 31, 2006, by and among LCIF, LCIF II, Net 3, the MLP and the Company (filed as Exhibit 10.2 to the 01/08/07 8-K)(1)
10.32	—	Guaranty Agreement, effective as of December 31, 2006, between the Company and the MLP (filed as Exhibit 10.5 to the 01/08/07 8-K)(1)
10.33	—	Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)
10.34	—	Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)
10.35	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Vornado Realty, L.P. (filed as Exhibit 10.8 to the 01/08/07 8-K)(1)
10.36	—	Ownership Limit Waiver Agreement, dated as of December 31, 2006, between the Company and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.9 to the 01/08/07 8-K)(1)
10.37	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.38	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Vornado Realty Trust (filed as Exhibit 10.4 to Newkirk’s Current Report on Form 8-K filed November 15, 2005 (“NKT’s 11/15/05 8-K”))(1)
10.39	—	Registration Rights Agreement, dated as of November 7, 2005, between Newkirk and Apollo Real Estate

Exhibit No.		Description

Investment Fund III, L.P. (“Apollo”) (filed as Exhibit 10.5 to NKT’s 11/15/05 8-K)(1)
10.40	—	Assignment and Assumption Agreement, effective as of December 31, 2006, among Newkirk, the Company, and Vornado Realty L.P. (filed as Exhibit 10.12 to the 01/08/07 8-K)(1)
10.41	—	Assignment and Assumption Agreement, effective as of December 31, 2006 among Newkirk, the Company, and Apollo Real Estate Investment Fund III, L.P. (filed as Exhibit 10.13 to the 01/08/07 8-K)(1)
10.42	—	Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)
10.43	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)
10.44	—	Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)
10.45	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K)(1)
10.46	—	Second Amendment and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008 (the “2/21/08 8-K”))(1)
10.47	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K)(1)
10.48	—	Services and Non-Compete Agreement, dated as of March 20, 2008, among the Company, FUR Advisors LLC and Michael L. Ashner (filed as Exhibit 10.1 to the 03/24/2008 8-K)(1)
10.49	—	Separation and General Release, dated as of March 20, 2008, between the Company and Michael L. Ashner (filed as Exhibit 99.1 to the 03/24/2008 8-K)(1, 4)
10.50	—	Form of Contribution Agreement dated as of December 20, 2007 (filed as Exhibit 10.5 to the 12/26/07 8-K)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)   Incorporated by reference.
(2)   Filed herewith.
(3)   Furnished herewith.
(4)   Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust
Date: November 7, 2008	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief Operating Officer

Date: November 7, 2008	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer