Form 10-K
period 2008-12-31
LEXINGTON REALTY TRUST
filed 2009-03-02
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-12386

LEXINGTON REALTY TRUST
(Exact name of Registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of incorporation or organization) One Penn Plaza, Suite 4015	(I.R.S. Employer Identification No.)
New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 692-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Shares of beneficial interests, par value $0.0001, classified as Common Stock	New York Stock Exchange
8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001	New York Stock Exchange
7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☑.

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☑.

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2008, which was the last business day of the Registrant’s most recently completed second fiscal quarter was $846,151,259 based on the closing price of common shares as of that date, which was $13.63 per share.

Number of common shares outstanding as of February 23, 2009 was 100,641,638.

Certain information contained in the Definitive Proxy Statement for Registrant’s Annual Meeting of Shareholders, to be held on May 19, 2009 is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Item 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

i

PART I.

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

All references to 2008, 2007 and 2006 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2008, December 31, 2007, and December 31, 2006, respectively.

Newkirk Realty Trust, Inc., or Newkirk, was merged with and into us on December 31, 2006, which we refer to as the Newkirk Merger. Unless otherwise noted, (A) the information in this Annual Report regarding items in our Consolidated Statements of Operations as of December 31, 2006 and prior, does not include the business and operations of Newkirk, and (B) the information in this Annual Report regarding items in our Consolidated Balance Sheet as of December 31, 2005 and prior, does not include the assets, liabilities and minority interests of Newkirk.

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

Item 1.  Business

General

We are a self-managed and self-administered real estate investment trust, or REIT, formed under the laws of the State of Maryland. Our primary business is the acquisition, ownership and management of a geographically diverse portfolio of net leased office, industrial and retail properties. Substantially all of these properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs. In addition, we acquire and hold investments in loan assets and debt securities related to real estate, which are primarily acquired and held through our 50% interest in Lex-Win Concord LLC, which we refer to as Lex-Win Concord.

As of December 31, 2008, we had ownership interests in approximately 225 consolidated real estate assets, located in 41 states and the Netherlands and containing an aggregate of approximately 40.2 million square feet of space, approximately 93.3% of which was subject to a lease.  In 2008, 2007 and 2006, no tenant/guarantor represented greater than 10% of our annual base rental revenue.

In addition to our shares of beneficial interests, par value $0.0001 per share, which we refer to as common shares, we have three outstanding classes of beneficial interests classified as preferred stock, which we refer to as preferred shares: (1) 8.05% Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Shares, (2) 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as our Series C Preferred Shares, and (3) 7.55% Series D Cumulative Redeemable Preferred Stock, which we refer to as our Series D Preferred Shares. Our common shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP”, “LXP pb”, “LXP pc” and “LXP pd”, respectively.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net income that is currently distributed to shareholders.

History

Our predecessor was organized in October 1993 upon the combination of two investment programs, Lepercq Corporate Income Fund L.P. and Lepercq Corporate Income Fund II L.P., which were formed to acquire net lease real estate assets that would provide current income.  Our predecessor was merged into Lexington Corporate Properties Trust on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust completed the Newkirk Merger. Newkirk’s primary business was similar to our primary business. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership, which we refer to as the MLP. Newkirk was the general partner and owned, at the time of completion of the Newkirk Merger, a 31.0% general partner interest in the MLP. In connection with the Newkirk Merger, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and one of our wholly-owned subsidiaries became the sole general partner of the MLP and another one of our wholly-owned susidiaries became the holder of a 31.0% limited partner interest in the MLP.

In the Newkirk Merger, each share of Newkirk’s common stock was exchanged for 0.80 of our common shares and the MLP effected a 1.0 for 0.80 reverse unit-split.  Each MLP unit, other than the MLP units held directly or indirectly by us, was redeemable at the option of the holder for cash based on a value of our common shares or, if we elected, for our common shares on a one-for-one basis.  As of December 31, 2007, we owned approximately 50% of the limited partner interest in the MLP.  As of December 31, 2008, the MLP was merged with and into us and we issued 6.4 million common shares for the MLP units we did not already own.

We are structured as an umbrella partnership REIT, or UPREIT, and a portion of our business is conducted through our three operating partnership subsidiaries: (1) Lepercq Corporate Income Fund L.P.; (2) Lepercq Corporate Income Fund II L.P.; and (3) Net 3 Acquisition L.P. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. The UPREIT structure enables us to acquire properties through our operating partnerships by issuing to a property owner, as a form of consideration in exchange for the property, OP units. The OP units are generally redeemable, after certain dates, for our common shares or cash in certain instances. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. As of December 31, 2008, there were approximately 5.3 million OP units outstanding, other than OP units held directly or indirectly by us.

Global Credit and Financial Crisis

There is considerable uncertainty as to how severe the current global credit and financial crisis may be and how long it may continue. The crisis has impacted our acquisition activity and our financing ability and has strained the resources of certain of our tenants and their customers.  It is difficult for us to predict how severe the impact of the crisis will be to our business.

We lease our properties to tenants in various industries, including finance/insurance, aerospace/defense, energy, technology and automotive. Tenant defaults at our properties could negatively impact our operating results.  Leased space was approximately 93.3% at December 31, 2008, down approximately 2.3% from last year. We expect to lose occupancy during 2009 due to  non-renewals and current economic factors which may include increased tenant bankruptcies or government conservatorship of tenants.

Our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, including issuances of OP units (3) property specific debt, (4) corporate level borrowings, and (5) commitments from co-investment partners.

On February 13, 2009, we refinanced our (1) unsecured revolving credit facility, with $25.0 million outstanding as of December 31, 2008, which was scheduled to expire in June 2009, and (2) secured term loan, with $174.3 million outstanding as of December 31, 2008, which was scheduled to mature in June 2009 (but could have been extended to December 2009 at our option), with a secured credit facility consisting of a $165.0 million term loan and a $85.0 million revolving credit agreement with KeyBank National Association, which we refer to as KeyBank, as agent.  The new facility bears interest at 2.85% over LIBOR and matures in February 2011, but can be extended until February 2012 at our option.  The new credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base consisting of 72 properties.  With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of $500.0 million) by adding properties to the borrowing base.

 We have consolidated property specific non-recourse debt with an aggregate of $60.3 million of balloon payments that mature in 2009.  We also have (1) interest rate swap agreements directly and through our investment in Lex-Win Concord and (2) a direct forward equity commitment. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties.  In addition, we may be required to make additional prepayments pursuant to our forward equity commitment.

Objectives and Strategy

  General. As part of our ongoing business efforts, we expect to continue to (1) recycle capital in compliance with regulatory and contractual requirements; (2) refinance or repurchase outstanding indebtedness when advisable; (3) effect strategic transactions and portfolio and individual property acquisitions and dispositions; (4) expand existing properties; (5) execute new leases with tenants; (6) extend lease maturities in advance of expiration; and (7) explore new business lines and operating platforms. Additionally, we may continue to enter into joint ventures and co-investment programs with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.

 Strategic Restructuring Plan. In June 2007, we announced a strategic restructuring plan. The plan was intended to restructure us into a company consisting primarily of:

•	a wholly-owned portfolio of core office assets;

•	a wholly-owned portfolio of core warehouse/distribution assets;

•	a continuing 50% interest in a co-investment program that invests in senior and subordinated debt interests secured by real estate collateral;

•	an interest in a co-investment program that invests in specialty single tenant real estate assets; and

•	equity securities in other net lease companies owned either individually or through an interest in one or more joint ventures or co-investment programs.

 During 2007, in connection with the strategic restructuring plan, we:

•
acquired all of the outstanding interests not otherwise owned by us in Triple Net Investment Company LLC, one of our  former co-investment programs, which resulted in us becoming the sole owner of the co-investment program’s 15 primarily single tenant net leased properties;

•
acquired all of the outstanding interests not otherwise owned by us in Lexington Acquiport Company, LLC and Lexington Acquiport Company II, LLC, two of our former co-investment programs, which resulted in us becoming the sole owner of the co-investment programs’ 26 primarily single tenant net leased properties;

•
terminated Lexington/Lion Venture L.P., one of our former co-investment programs, and received a distribution in-kind of seven primarily single tenant net leased properties owned by the co-investment program;

•	commenced a disposition program, whereby we began marketing non-core assets for sale; and

•
formed a co-investment program, Net Lease Strategic Assets Fund LP, which we refer to as NLS, with a subsidiary of Inland American Real Estate Trust, Inc., which has acquired primarily 43 net leased assets plus a 40% interest in one property previously owned by us.

Capital Recycling.  As part of our strategic restructuring plan, we began to dispose of non-core assets for sale.  Following the completion of the strategic restructuring plan, we have continued to dispose of non-core assets and core assets, subject to regulatory and contractual requirements.  During 2008, we primarily used the proceeds from such dispositions, to the extent permitted under our secured term loan agreements, to retire senior debt and preferred securities at what we believe are favorable spreads.

Acquisition Strategies.  When market conditions warrant, we seek to enhance our net lease property portfolio through acquisitions of “core” assets, which we believe are general purpose, efficient, well-located assets in growing markets. Prior to effecting any acquisitions, we analyze the (1) property’s design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (3) present and anticipated conditions in the local real estate market; and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. We also evaluate each potential tenant’s financial strength, growth prospects, competitive position within its respective industry and a property’s strategic location and function within a tenant’s operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.

During 2002-2005, our acquisition volume increased significantly due primarily to the availability of low-cost long-term financing.  As competition for single tenant net lease properties increased, the volume of our acquisitions decreased. This decrease became noticeable during the fourth quarter of 2006.  At such time, we were preparing for the integration of the operations of Newkirk with our operations. During 2007, acquisition activity was low, except for the acquisition of 48 primarily single-tenant net lease assets from our co-investment programs.  During 2008, acquisition activity continued to decrease as we focused on retiring senior debt and preferred securities at a discount. We expect acquisition activity to increase if and when general market conditions improve.

In the Newkirk Merger, we succeeded Newkirk to an agreement with a third party pursuant to which we will pay the third party for properties acquired by us and identified by the third party in an amount equal to (1) 1.5% of the gross purchase price and (2) 25% of the net proceeds and net cash flow (as defined) after we receive all of our invested capital plus a 12% internal rate of return.  As of December 31, 2008, only one property, which was acquired in 2006, has been acquired subject to these terms.  We have no other sourcing agreements.

Strategic Transactions with Other Real Estate Investment Companies.  We seek to capitalize on the unique investment experience of our executive management team as well as its network of relationships in the industry to achieve appropriate risk-adjusted yields through strategic transactions. Accordingly, we endeavor to pursue the (1) acquisition of portfolios of assets and equity interests in companies with a significant number of single-tenant assets, including through mergers and acquisitions activity, and (2) participation in strategic partnerships, co-investment programs and joint ventures.

In 1999, we established our first co-investment program with the New York State Common Retirement Fund.  Following a second co-investment program with the New York State Common Retirement Fund, we established co-investment programs with ING Clarion Lion Properties Fund, the Utah State Retirement Investment Fund and Inland American Real Estate Trust, Inc.  In addition, in the Newkirk Merger, we acquired an interest in a co-investment program with Winthrop Realty Trust, which we refer to as Winthrop.

During 2007, we acquired the interests of the New York State Common Retirement Fund and the Utah State Retirement Investment Fund in certain of the co-investment programs and we distributed the properties in the co-investment program with ING Clarion Lion Properties Fund to us and ING Clarion Lion Properties Fund, and terminated all of our co-investment programs except for NLS and Lex-Win Concord, our co-investment program with Winthrop.

We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate investment companies may mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees.

Acquisitions of Portfolios and Individual Net Lease Properties.  We seek to acquire portfolios and individual properties from (1) creditworthy corporations and other entities in sale/leaseback transactions for properties that are integral to the sellers’/tenants’ ongoing operations; (2) developers of newly-constructed properties built to suit the needs of a corporate tenant generally after construction has been completed to avoid the risks associated with the construction phase of a project; (3) other real estate investment companies through strategic transactions; and (4) sellers of properties subject to an existing lease. We believe that our geographical diversification and acquisition experience will allow us to compete effectively for the acquisition of such net leased properties.

Debt Investments.  We originate and invest in real estate loan assets either directly or indirectly through our 50% interest in Lex-Win Concord.  Lex-Win Concord’s primary asset is its interest in Concord Debt Holdings LLC, which we refer to as Concord.  Our direct originations of loan assets primarily involve purchase money financing provided to purchasers of certain properties we have sold.

At December 31, 2008, of our approximately $4.1 billion of total assets, (1) $84.3 million consisted of directly held loan assets and (2) $114.6 million consisted of our investment in and advances to Lex-Win Concord.  Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75.0 million only if such capital contributions are necessary under certain circumstances, of which our proportionate share is up to $37.5 million.

 Competition

Through our predecessor entities we have been in the net lease business for over 35 years. Over this period, we have established a broad network of contacts, including major corporate tenants, developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include other REITs, pension funds, private companies and individuals.

Co-Investment Programs and Other Equity Method Investment Limited Partnerships

Lex-Win Concord LLC.  We acquired a 50% common interest in Concord through the Newkirk Merger.  Concord acquires and originates loans and debt securities secured, directly and indirectly, by real estate assets.

During 2008, we restructured our investment in Concord by contributing our common interest, together with Winthrop, the holder of the other 50% common interest in Concord, to Lex-Win Concord.  Our former Executive Chairman and Director of Strategic Acquisitions is the chairman and chief executive officer of Winthrop.  Following these contributions, Lex-Win Concord became the managing member of Concord and holder of all of the common equity in Concord.

In addition, a subsidiary of Inland American Real Estate Trust, Inc., which we refer to as Inland Concord, committed to contribute $100.0 million over an 18 month period in exchange for preferred equity in Concord, of which $76.0 million has been contributed as of December 31, 2008.  Under the terms of the limited liability company agreement of Concord, Inland Concord’s capital is to be used primarily for the origination and acquisition of additional loan assets and debt securities and, with Inland Concord’s consent, to meet margin calls. Lex-Win Concord may be required to fund up to $75.0 million of additional capital in certain circumstances, including to meet margin calls; our proportionate share of which is $37.5 million.

If certain terms and conditions are met, including payment to Inland Concord of a 10% priority return, both us and Winthrop may elect to reduce our aggregate capital investment in Concord to $200.0 million (or $100.0 million each) through distributions of principal payments from the maturity of existing loan assets and debt securities in Concord’s portfolio.

Net Lease Strategic Assets Fund L.P.  NLS was formed in 2007 by us and a subsidiary of Inland American Real Estate Trust, Inc., which we refer to as Inland NLS.  NLS’s portfolio consists of 43 specialty net leased assets and a 40% interest in another property, which include data centers, light manufacturing facilities, medical office facilities, a car dealership and a golf course.

Since its formation, Inland NLS has contributed $216.0 million in cash to NLS and we have contributed 19 primarily net leased properties, having an agreed upon value of $318.1 million, and $15.0 million in cash to NLS, and we sold fee and leasehold interests in 24 primarily net leased properties and a 40% tenant-in-common interest in a property, having an agreed upon value of $425.4 million, to NLS.  The properties we contributed and sold were encumbered by $339.5 million of mortgage debt with stated interest rates ranging from 5.1% to 8.5%, a weighted average interest rate of 6.1% and maturity dates ranging from 2009 to 2025.  The mortgage debt was assumed by NLS.

At December 31, 2008, Inland NLS owned 85% and we owned 15% of NLS’s common equity and we owned 100% of NLS’s preferred equity.

Lex-Win Acquisition LLC.  During 2007, Lex-Win Acquisition LLC, which we refer to as Lex-Win, an entity in which we hold a 28% ownership interest, acquired 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc., or Wells), a non-exchange traded entity, at a price per share of $9.30, in a tender offer. During 2007, we funded $12.5 million relating to this tender and received $1.9 million relating to an adjustment of the number of shares tendered. Winthrop and three other members hold the remaining interests in Lex-Win. Profits, losses and cash flows of Lex-Win are allocated in accordance with the membership interests pursuant to its limited liability agreement.  During 2008, Lex-Win sold its entire interest in Wells for $8.31 per share.

Other Equity Method Investment Limited Partnerships. We are a partner in eight other partnerships with ownership percentages ranging between 26% and 40%, which own primarily net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. As of December 31, 2008, the partnerships had $73.2 million in mortgage debt (our proportionate share was $23.5 million) with interest rates ranging from 6.7% to 15.0% with a weighted average rate of 9.9% and maturity dates ranging from 2009 to 2018.

Internal Growth and Effectively Managing Assets

Tenant Relations and Lease Compliance.  We maintain close contact with our tenants in order to understand their future real estate needs.  In addition to our headquarters in New York City, we have regional offices, located in properties we own, in Chicago and Dallas.

 We monitor the financial, property maintenance and other lease obligations of our tenants through a variety of means, including periodic reviews of financial statements and physical inspections of the properties. We generally perform annual inspections of those properties where we have an ongoing obligation with respect to the maintenance of the property. Biannual physical inspections are generally undertaken for all other properties.

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

Conversion to Multi-Tenant.  If we are unable to renew a single-tenant net lease or if we are unable to find a replacement single tenant, we either attempt to sell the property or convert the property for multi-tenant use and begin the process of leasing space.  When appropriate, we seek to sell our multi-tenant properties.

Financing Strategy

 General.  Since becoming a public company, our principal sources of financing have been the public and private equity and debt markets, property specific debt, our credit facility and term loans, issuance of OP units and undistributed cash flows.

Mortgage Debt. Generally, we seek to finance our assets with non-recourse secured debt that has amortization, term and interest rate characteristics matched to the term and characteristics of the cash flows from the underlying investments.

Corporate Level Borrowings.  We also use corporate level borrowings, such as revolving loans and term loans, as needed when other forms of financing are not available or appropriate.

Deleveraging. Our primary focus for 2008 was, and our primary focus for 2009 is, to effectively use our capital to deleverage our balance sheet by refinancing and repurchasing our indebtedness, at discounts, on what we believe are favorable terms.

Common Share Repurchases.

Our Board of Trustees has approved a share repurchase program.  During 2008 and 2007, approximately 1.2 million and 9.8 million common shares/OP units, respectively, were repurchased under this program at an average cost of $14.28 and $19.83 per share/OP unit, respectively, in the open market and through private transactions with our employees and OP unitholders.  During 2008, we entered into a forward equity commitment to purchase 3.5 million common shares at a price of $5.60 per share.  We have prepaid $12.8 million of the $19.6 million purchase price.  The contract is required to be settled no later than October 2011.  As of December 31, 2008, 1.1 million common shares/OP units remained eligible for repurchase under the authorization.

Advisory Contracts

General. Members of our management have been in the business of investing in single-tenant net lease properties since 1973. This experience has enabled us to provide advisory services to various net lease investors.

Third Party Investors.  In 2001, Lexington Realty Advisors Inc., a wholly-owned, taxable REIT subsidiary, which we refer to as LRA, entered into an advisory and asset management agreement to invest and manage an equity commitment of up to $50.0 million on behalf of a private third party investment fund. The investment fund could, depending on leverage utilized, acquire up to $140.0 million in single tenant, net leased office, industrial and retail properties in the United States. LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and an incentive fee of 16% of the return in excess of an internal rate of return of 10% earned by the investment fund. During 2007, the investment fund sold one of its two properties and LRA recognized an incentive fee of $1.1 million and an additional $0.4 million was held back by the investment fund pursuant to the agreement. The investment fund made no purchases in 2008 or 2007.

Affiliated Investors.  We provided advisory services to our former co-investment programs.  We also provide advisory services to NLS and certain equity method investment limited partnerships.

In exchange for providing advisory services to NLS, LRA receives (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

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

Recent Developments

The following summarizes our significant transactions during 2008.

Sales. We sold 40 properties to unaffiliated third parties for an aggregate gross sales price of $242.3 million.  In addition, we disposed of one property through a foreclosure with a lender and we contributed or sold 13 properties to NLS.  We also sold our entire interest in Wells for $8.31 per share.

Acquisitions.  We acquired two office properties in Kansas and Colorado for an aggregate capitalized cost of $56.1 million.

Expansions.  We funded the expansion of two properties for an aggregate capitalized costs of $9.4 million.

Leasing.  We entered into 103 lease extensions and new leases encompassing an aggregate 5.1 million square feet and we received $28.7 million from two lease terminations and land valued at $16.0 million which we recorded as non-operating income.

Investments. In addition to the properties we contributed to NLS, we invested  $8.3 million in cash to NLS.  In addition, we restructured our investment in Concord by forming Lex-Win Concord.  During 2008, Lex-Win Concord recognized $104.9 million of other-than-temporary impairments and loan loss reserves of which our share was $52.4 million before minority interest.

Financing. With respect to financing activities, we:

-	repurchased, with cash and issuance of common shares, $239.0 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average discount of 19.3%;

-	retired $70.9 million face of our Trust Preferred Securities at a discount of 37.1%;

-
entered into $25.0 million and $45.0 million original principal amount secured term loans with KeyBank and used the net proceeds of $68.0 million to partially repay and refinance indebtedness on three cross-collateralized mortgages;

-	made balloon payments of $39.6 million on property specific, non-recourse mortgage debt;

-	retired $86.5 million in property non-recourse mortgage debt due to sale of properties to unrelated third parties;

-	retired $48.6 million in corporate level secured borrowings;

-	obtained two non-recourse mortgages, one of which was assumed, with an aggregate principal balance of $21.2 million and a weighted average interest rate of 6.0%; and

-	borrowed $25.0 million under our unsecured revolving credit facility.

Capital.  With respect to capital activities, we:

-	repurchased 1.2 million common shares under our share repurchase program;

-	entered into a forward equity commitment to purchase 3.5 million of our common shares at a price of $5.60 per share and prepaid in cash $12.8 million of the $19.6 million purchase price;

-	merged the MLP into us by acquiring the remaining limited partner interests that we did not already own;

-	repurchased and retired 0.5 million of our Series C Preferred Shares by issuing 0.7 million common shares and $7.5 million in cash; and

-	issued approximately 3.5 million common shares (exclusive of shares issued in connection with debt repurchases) raising net proceeds of approximately $47.2 million.

Subsequent to December 31, 2008, we:

-
refinanced our (1) unsecured revolving credit facility, with $25.0 million outstanding as of December 31, 2008, which was scheduled to expire in June 2009, and (2) secured term loan, with $174.3 million outstanding as of December 31, 2008, which was scheduled to mature in June 2009 (or December 2009 at our option), with a secured credit facility consisting of a $165.0 million term loan and a $85.0 million revolving credit agreement with KeyBank, as agent;

-	sold one property for an aggregate gross sale price of $11.4 million and satisfied the $5.3 million non-recourse mortgage note encumbering the property; and

-	repurchased $13.0 million face of 5.45% Exchangeable Guaranteed Notes at a discount of 34.2%.

Other

Employees.  As of December 31, 2008, we had 65 full-time employees.

Industry Segments.  We operate in primarily one industry segment, investment in net leased real estate assets.

Web Site.  Our Internet address is www.lxp.com and the investor relations section of our web site is located at http://www.snl.com/irweblinkx/corporateprofile.aspx?iid=103128. We make available, free of charge, on or through the investor relations section of our web site or by contacting our Investor Relations Department, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, which we refer to as the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for our Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our trustees, officers and employees, and our Complaint Procedures Regarding Accounting and Auditing Matters. Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees, as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time.  Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report.

Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, NY 10119-4015, Attn: Investor Relations, telephone: 212-692-7200, e-mail: ir@lxp.com.

Principal Executive Offices.  Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, NY 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification.  Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in June 2008.

Item 1A.  Risk Factors

Set forth below are material factors that may adversely affect our business and operations.

We are subject to risks involved in single tenant leases.

We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property.  In addition, we will be responsible for 100% of the operating costs following a vacancy at a single tenant building.

We rely on revenues derived from major tenants.

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues.  The default, financial distress or bankruptcy of any of the tenants and/or guarantors of these properties could cause interruptions in the receipt of lease revenues and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate, or at all, or without incurring additional expenditures in connection with the re-leasing.  See Item 7.  Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Overview – Leasing Objectives, for a discussion of our tenants currently in bankruptcy.

We face uncertainties relating to lease renewals and re-letting of space.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms or market rates. If we are unable to re-let promptly all or a substantial portion of the space located in our properties or if the rental rates we receive upon re-letting are significantly lower than current rates, our earnings and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in rent receipts and increase in our property operating costs. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

We could become more highly leveraged, resulting in increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Neither our amended and restated declaration of trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur. Accordingly, we could become more highly leveraged, resulting in an increased risk of default on our obligations and in an increase in debt service requirements which could adversely affect our financial condition and results of operations and our ability to pay distributions.

Market interest rates could have an adverse effect on our borrowing costs and profitability and can adversely affect our share price.

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2008, we had outstanding $199.3 million in consolidated variable-rate indebtedness, not subject to an interest-rate swap agreement. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates.

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

The United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing, and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of debt financing or difficulties in obtaining debt financing. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy generally.

We also have interest rate swap agreements directly and through our investment in Lex-Win Concord and have a direct forward equity commitment. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties.  In addition, we may be required to make additional prepayments pursuant to our forward equity commitment.

We face risks associated with refinancings.

A significant number of our properties, as well as corporate level borrowings, are subject to mortgage or other secured notes with balloon payments due at maturity. As of December 31, 2008, the consolidated scheduled balloon payments, including discontinued operations, for the next five calendar years, are as follows:

Year	Balloon Payments
2009 (1)	$259.6 million
2010	$110.6 million
2011	$88.8 million
2012	$402.0 million
2013	$295.7 million

(1)    Subsequent to December 31, 2008, $199.3 million of the debt has been extended to 2011.

As of December 31, 2008, the scheduled balloon payments for our non-consolidated entities for the next five calendar years are as follows:

Year	Balloon Payments	Balloon Payments – our Proportionate Share
2009	$69.3 million	$32.2 million
2010	$87.6 million	$43.6 million
2011	$190.5 million	$94.3 million
2012	$81.8 million	$40.4 million
2013	$16.6 million	$8.0 million

Our ability to make the scheduled balloon payments will depend upon our cash balances, the amount available under our credit facility and our ability either to refinance the related mortgage debt or to sell the related property.

Certain of our properties are cross-collateralized and certain of our indebtedness is cross-defaulted.

As of December 31, 2008, the mortgages on two sets of two properties, one set of four properties and one set of three properties are cross-collateralized. In addition, (1) our new credit facility is secured by a borrowing base of interests in 72 properties, (2) our $45.0 million original principal amount secured term loan (of which $35.7 million was outstanding at December 31, 2008) is secured by a borrowing base of interests in 35 properties, and (3) our $25.0 million secured term loan is secured by a borrowing base of interests in three properties. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

In addition, our credit facility, secured term loans and 5.45% Exchangeable Guaranteed Notes contain cross-default provisions which may be triggered if we default on indebtedness in excess of certain thresholds.

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

Future terrorist attacks and the military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.

Among other things, it is possible that interest rates may be affected by these events. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. These types of terrorist acts could also result in significant damages to, or loss of, our properties.

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

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Due to our focus on net lease properties located throughout the United States, and because most competitors are locally and/or regionally focused, we do not encounter the same competitors in each market. Our competitors include other real estate investment trusts, or REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to purchase.

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

One of our co-investment programs, Lex-Win Concord, is owned equally by us and Winthrop. This co-investment program is managed by the members.  Material actions taken by Lex-Win Concord require the consent of each of us and Winthrop. Accordingly, Lex-Win Concord may not take certain actions or invest in certain assets even if we believe it to be in its best interest. Michael L. Ashner, our former Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of each of Winthrop and WRP Sub-Management LLC, the administrative manager of Lex-Win Concord.

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

In addition, the agreements governing Lex-Win Concord and Concord may restrict our ability to make certain debt investments.

Certain of our trustees and officers may face conflicts of interest with respect to sales and refinancings.

E. Robert Roskind and Richard J. Rouse, our Chairman, and Vice Chairman and Chief Investment Officer, respectively, each own limited partner interests in certain of our operating partnerships, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell certain properties or reduce mortgage indebtedness on certain properties. Those individuals may, therefore, have different objectives than our other shareholders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt.

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

We may be subject to the REIT prohibited transactions tax, which could result in significant U.S. federal income tax liability to us.

We previously announced a restructuring of our investment strategy, focusing on core and core plus assets.  A real estate investment trust will incur a 100% tax on the net income from a prohibited transaction.  Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business.  While we believe that the dispositions of our assets pursuant to the restructuring of our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances.  We have not sought and do not intend to seek a ruling from the Internal Revenue Service regarding any dispositions.  Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax.  If all or a significant portion of those dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our results of operations.

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

Severance payments under employment agreements.  Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control. We have entered into employment agreements with four of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), those executive officers may be entitled to severance benefits based on their current annual base salaries, recent annual cash bonuses and the average of the value of the two most recent long-term incentive awards as defined in the employment agreements. Accordingly, these payments may discourage a third party from acquiring us.

Limitation due to our ability to issue preferred shares.  Our amended and restated declaration of trust authorizes our Board of Trustees to issue preferred shares, without shareholder approval. The Board of Trustees is able to establish the preferences and rights of any preferred shares issued which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders’ best interests. At December 31, 2008, we had outstanding 3,160,000 Series B Preferred Shares, that we issued in June 2003, 2,598,300 Series C Preferred Shares, that we issued in December 2004 and January 2005, and 6,200,000 Series D Preferred Shares, that we issued in February 2007. Our Series B, Series C and Series D Preferred Shares include provisions that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future series of preferred shares could make a change of control of us more difficult.

Limitation imposed by the Maryland Business Combination Act.  The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which he otherwise would have been an interested shareholder. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders’ best interests. In connection with our merger with Newkirk, Vornado Realty Trust, which we refer to as Vornado, was granted a limited exemption from the definition of “interested shareholder.”

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

At December 31, 2008, Vornado beneficially owned 16.1 million common shares and E. Robert Roskind, our Chairman, beneficially owned 0.9 million of our common shares and 1.5 million units of limited partner interest in our operating partnerships, which are redeemable for our common shares on a one for one basis, or with respect to a portion of the units, at our election, cash.  Each of Vornado and Mr. Roskind may have substantial influence over us and on the outcome of any matters submitted to our shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between each of Vornado and Mr. Roskind and our other equity or debt holders. In addition, Vornado engages in a wide variety of activities in the real estate business and may engage in activities that result in conflicts of interest with respect to matters affecting us, such as competition for properties and tenants.

Securities eligible for future sale may have adverse effects on our share price.

An aggregate of approximately 7.3 million of our common shares are issuable upon the exercise of employee share options and the exchange of units of limited partnership interests in our operating partnership subsidiaries. Depending upon the number of such securities exercised or exchanged at one time, an exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

We are dependent upon our key personnel.

We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on our executive officers for business direction. We have entered into employment agreements with certain employees, including E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, T. Wilson Eglin, our Chief Executive Officer, President and Chief Operating Officer, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer.

Our inability to retain the services of any of our key personnel or our loss of any of their services could adversely impact our operations. We do not have key man life insurance coverage on our executive officers.

Risks Specific to Our Investment in Concord

In addition to the risks described above, our investment in Concord is subject to the following additional risks:

Concord engages in hedging transactions that may limit gains or result in losses.

Concord uses derivatives to hedge its liabilities and this has certain risks, including losses on a hedge position, which have in the past and may in the future reduce the return on our investment in Concord and such losses may exceed the amount invested in such instruments.  In addition, counterparties to a hedging arrangement could default on their obligations.  Concord may have to pay certain costs, such as transaction fees or brokerage costs related to its hedging transactions.

The loans Concord invests in are subject to delinquency, foreclosure and loss.

Concord’s commercial real estate loans and loan securities are directly and indirectly secured by income producing property.  These loans are subject to risks of delinquency and foreclosure as well as risk associated with the capital markets.  The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower.  If a borrower were to default on a loan, it is possible that Concord would not recover the full value of the loan.

The subordinate loan assets Concord invests in may be subject to risks relating to the structure and terms of the transactions, and there may not be sufficient funds or assets remaining to satisfy our subordinate notes, which may result in losses to Concord.

Concord invests in loan assets that are subordinate in payment and collateral to more senior loans.  If a borrower defaults or declares bankruptcy, after the more senior obligations are satisfied, there may not be sufficient funds or assets remaining to satisfy Concord’s subordinate notes.  Because each transaction is privately negotiated, subordinate loan assets can vary in their structural characteristics and lender rights including Concord’s rights to control the default or bankruptcy process varies from transaction to transaction.  The subordinate loan assets that Concord invests in may not give Concord the right to demand foreclosure as a subordinate debtholder.  Furthermore, the presence of intercreditor agreements may limit Concord’s ability to amend the loan documents, assign the loans, accept prepayments, exercise remedies and control decisions made in bankruptcy proceedings relating to borrowers.  Bankruptcy and borrower litigation can significantly increase the time needed for Concord to acquire possession of underlying collateral in the event of a default, during which time the collateral may decline in value.  In addition, there are significant costs and delays associated with the foreclosure process.

Concord invests in subordinate mortgage-backed securities which are subject to a greater risk of loss than senior securities. Concord may hold the most junior class of mortgage-backed securities which are subject to the first risk of loss if any losses are realized on the underlying mortgage loans.

Concord invests in a variety of subordinate loan securities, and sometimes hold a “first loss” subordinate holder position. The ability of a borrower to make payments on the loan underlying these securities is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower since the underlying loans are generally non-recourse in nature. In the event of default and the exhaustion of any equity support, reserve funds, letters of credit and any classes of securities junior to those in which Concord invests, Concord will not be able to recover all of its investment in the securities purchased.

The widening of credit spreads has had and will continue to have a negative impact on the value of Concord’s assets.

Although Concord acquired its loan assets and loan securities with the intent to hold them to maturity, the value of Concord’s loan assets and loan securities is dependent upon the yield demanded on these assets by the market based on the underlying credit.  A large supply of these loan securities combined with reduced demand will generally cause the market to require a higher yield on these loan securities, resulting in a higher, or “wider,” spread over the benchmark rate of such loan securities.  Under these conditions such as those that we are currently experiencing, the value of loan securities in Concord’s portfolio has and will tend to decline.  Such changes in the market value of Concord’s portfolio has and will adversely affect Concord’s net equity through their impact on unrealized gains or losses on available-for-sale loan securities, and therefore Concord’s cash flow since Concord would be unable to realize gains through sale of such loan securities.  Also, they have and could continue to adversely affect Concord’s ability to borrow and access capital.

Concord prices its assets based on its assumptions about future credit spreads for financing of those assets.  Concord has obtained in the past longer term financing for its assets using structured financing techniques such as collateralized debt obligations (CDOs).  Such issuances entail interest rates set at a spread over a certain benchmark, such as the yield on United States Treasury obligations, swaps or LIBOR.  If the spread that investors are paying on structured finance vehicles over the benchmark widens and the rates Concord charges on its securitized assets are not increased accordingly, this may reduce Concord’s income or cause losses.

The deterioration of the credit markets has had an adverse impact on the ability of Concord’s borrowers to obtain replacement financing.

The deterioration of credit markets has made it extremely difficult for borrowers to obtain mortgage financing.  The inability of Concord’s borrowers to obtain replacement financing has led and will likely continue to lead to more loan defaults thereby resulting in expensive and time consuming foreclosure actions and/or negotiated extensions to existing loans beyond their current expirations on terms which may not be as favorable to Concord as the existing loans.

The repurchase agreements that Concord uses to finance its investments may require it to provide additional collateral.

If the market value of the loan assets and loan securities pledged or sold by Concord to repurchase counterparties decline in value, which decline is determined, in most cases, by the repurchase counterparties, Concord may be required by the repurchase counterparties to provide additional collateral or pay down a portion of the funds advanced.  Posting additional collateral to support its repurchase facilities will reduce Concord’s return on assets and liquidity as well as limit its ability to leverage its assets.  If Concord cannot post additional collateral, Concord will be required to satisfy the margin calls in cash.  Accordingly, if Concord is required to use its cash, or if it does not have sufficient cash, to meet such requirements, it will result in a rapid deterioration of Concord’s financial condition and solvency as well as the loss of assets to the repurchase counterparties, thereby adversely affecting our investment in Concord.

The credit and capital market deterioration has significantly strained Concord’s liquidity.

The inability of Concord to obtain replacement financing coupled with pending maturities and margin calls on its repurchase obligations has significantly strained Concord’s liquidity as cash from operations is required to be used primarily to satisfy repayments under repurchase agreements and margin calls.  Until there is a recovery in the credit and capital markets and depending on the length of the extent of margin calls and loan defaults, Concord will likely have to utilize its cash flow to meet regular debt service payments as well as margin calls on its repurchase facilities and preferred distribution payments thereby reducing distributions to members.  In addition, if alternative financing is not available or the level of defaults on Concord’s loan assets and loan securities increases, Concord may not have sufficient liquidity to satisfy its debt obligations which may require Concord to liquidate assets at unfavorable pricing.

Credit ratings assigned to Concord’s investments are subject to ongoing evaluations and we cannot be sure that the ratings currently assigned to Concord’s investments will not be downgraded.

Some of Concord’s investments are rated by the major rating agencies.  The credit ratings on these investments are subject to ongoing evaluation by credit rating agencies.  If rating agencies assign a lower rating or reduce, or indicate that they may reduce, their ratings of Concord’s investments, the market value of those investments could significantly decline, which could have an adverse affect on Concord’s financial condition.

The coverage tests in Concord’s existing CDO may have a negative impact on Concord’s operating results and cash flows.

Concord’s current CDO contains coverage tests, including over-collateralization tests, which are used primarily to determine whether and to what extent principal and interest proceeds on the underlying collateral debt securities and other assets may be used to pay principal and interest on the subordinate classes of bonds in the CDO.  In the event the coverage tests are not met, distributions otherwise payable to Concord may be re-directed to pay principal on the bond classes senior to Concord’s.  Therefore, Concord’s failure to satisfy the coverage tests could adversely affect Concord’s operating results and cash flows.

Certain coverage tests which may be applicable to Concord’s interest in its CDOs (based on delinquency levels or other criteria) may also restrict Concord’s ability to receive net income from assets pledged to secure the CDO.  If Concord’s assets fail to perform as anticipated, Concord’s over-collateralization or other credit enhancement expense associated with its CDOs will increase.

Item 1B.  Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2.  Properties

Real Estate Portfolio

General.  As of December 31, 2008, we had ownership interests in approximately 40.2 million square feet of rentable space in approximately 225 consolidated office, industrial and retail properties. As of December 31, 2008, our properties were approximately 93.3% leased based upon net rentable square feet.

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

Leverage.  As of December 31, 2008, we had outstanding mortgages and notes payable, including mortgages classified as discontinued operations, of $2.4 billion with a weighted average interest rate of 5.6%.

Table Regarding Real Estate Holdings

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2010	100%
13430 N. Black Canyon Fwy	Phoenix	AZ	Bull HN Information Systems, Inc.	138,430	10/31/2015	82%
2211 S. 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	11/14/2012	100%
2005 E. Technology Circle	Tempe	AZ	(i) Structure, LLC (Infocrossing, Inc.)	60,000	12/31/2025	100%
275 S. Valencia Ave	Brea	CA	Bank of America NT & SA	637,503	6/30/2012	100%
1770 Cartwright Rd	Irvine	CA	Multi-tenanted	149,194	Various	74%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2012	100%
1500 Hughes Way	Long Beach	CA	Multi-tenanted	490,054	Various	67%
2706 Media Center Dr.	Los Angeles	CA	Playboy Enterprises, Inc.	83,252	11/7/2012	100%
3333 Coyote Hill Road	Palo Alto	CA	Xerox Corporation	202,000	12/13/2013	100%
5724 W. Las Positas Blvd.	Pleasanton	CA	NK Leasehold	40,914	11/30/2009	100%
255 California St.	San Francisco	CA	Multi-tenanted	169,927	Various	93%
9201 E. Dry Creek Rd	Centennial	CO	The Shaw Group, Inc.	128,500	9/30/2017	100%
1110 Bayfield Dr.	Colorado Springs	CO	Honeywell International, Inc.	166,575	11/30/2013	100%
5550 Tech Center Dr.	Colorado Springs	CO	Federal Express Corporation	61,690	4/30/2009	100%
3940 S. Teller St.	Lakewood	CO	Travelers Express Company, Inc.	68,165	3/31/2012	100%
1315 W. Century Dr.	Louisville	CO	Global Healthcare Exchange	106,877	4/30/2017	100%
10 John St.	Clinton	CT	Vacant	41,188	None	0%
200 Executive Blvd. S.	Southington	CT	Hartford Fire Insurance Company	153,364	12/31/2012	100%
100 Barnes Rd	Wallingford	CT	3M Company	44,400	12/31/2010	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Océ Printing Systems USA, Inc. (Océ -USA Holding, Inc.)	136,789	2/14/2020	100%
12600 Gateway Blvd.	Fort Meyers	FL	Gartner, Inc.	62,400	1/31/2013	100%
550 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, NA	125,920	9/30/2015	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, NA	125,155	9/30/2015	100%

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
6277 Sea Harbor Dr.	Orlando	FL	Harcourt Brace Jovanovich, Inc.	355,840	3/31/2009	100%
9200 S. Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2013	100%
Sandlake Rd./Kirkman Rd	Orlando	FL	Lockheed Martin Corporation	184,000	4/30/2013	100%
4200 RCA Blvd.	Palm Beach Gardens	FL	The Wackenhut Corporation	114,518	2/28/2011	100%
6303 Barfield Rd	Atlanta	GA	International Business Machines Corporation (Internet Security Systems, Inc.)	238,600	5/31/2013	100%
859 Mount Vernon Hwy	Atlanta	GA	International Business Machines Corporation (Internet Security Systems, Inc.)	50,400	5/31/2013	100%
160 Clairemont Ave	Decatur	GA	Multi-tenanted	121,686	Various	47%
4000 Johns Creek Pkwy	Suwanee	GA	Kraft Foods N.A., Inc.	87,219	1/31/2012	100%
King St.	Honolulu	HI	Multi-tenanted	239,291	Various	87%
1275 N.W. 128th St.	Clive	IA	Principal Life Insurance Company	61,180	1/31/2012	100%
101 E. Erie St.	Chicago	IL	Draftfcb, Inc. (Interpublic Group of Companies, Inc.)	230,684	3/15/2014	100%
850 & 950 Warrenville Rd	Lisle	IL	National Louis University	99,329	12/31/2019	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	JP Morgan Chase Bank, N.A.	193,000	10/31/2009	100%
10475 Crosspoint Blvd.	Fishers	IN	John Wiley & Sons, Inc.	141,047	10/31/2019	100%
5757 Decatur Blvd.	Indianapolis	IN	Allstate Insurance Company	89,956	8/31/2012	100%
11201 Renner Blvd.	Lenexa	KS	Applebee’s Services, Inc. (DineEquity, Inc.)	178,000	7/31/2023	100%
5200 Metcalf Ave	Overland Park	KS	Swiss Re American Holding Corporation	320,198	12/22/2018	100%
2300 Litton Lane	Hebron	KY	Zwicker & Associates, P.C.	83,441	8/31/2012	100%
4455 American Way	Baton Rouge	LA	Bell South Mobility, Inc.	70,100	10/31/2012	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Association	52,337	12/31/2022	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	7/1/2015	100%
100 Light St.	Baltimore	MD	Multi-tenanted	523,240	Various	98%
37101 Corporate Dr.	Farmington Hills	MI	TEMIC Automotive of North America, Inc.	119,829	12/31/2016	100%
26555 Northwestern Hwy	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
3165 McKelvey Rd	Bridgeton	MO	BJC Health System	52,994	3/31/2013	100%
9201 Stateline Rd	Kansas City	MO	Swiss Re American Holding Corporation	155,925	4/1/2019	100%
200 Lucent Lane	Cary	NC	Alcatel-Lucent USA, Inc.	124,944	9/30/2011	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, LLC (Infocrossing, Inc.)	85,200	11/30/2025	100%
700 US Hwy. Route 202-206	Bridgewater	NJ	Biovail Pharmaceuticals, Inc. (Biovail Corporation)	115,558	10/31/2014	100%
389 & 399 Interpace Hwy	Parsippany	NJ	Sanofi-aventis U.S., Inc. (Aventis, Inc. & Aventis Pharma Holding GmbH)	340,240	1/31/2010	100%
333 Mount Hope Ave	Rockaway	NJ	BASF Corporation	95,500	9/30/2014	100%
1415 Wyckoff Rd	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd	Whippany	NJ	CAE SimuFlite, Inc.	123,734	11/30/2021	100%

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
6226 W. Sahara Ave	Las Vegas	NV	Nevada Power Company	282,000	1/31/2014	100%
180 S. Clinton St.	Rochester	NY	Frontier Corporation	226,000	12/31/2014	100%
5550 Britton Pkwy	Hilliard	OH	BMW Financial Services NA, LLC	220,966	2/28/2021	100%
2000 Eastman Dr.	Milford	OH	Siemens Product Lifestyle Management Software, Inc.	221,215	4/30/2016	100%
500 Olde Worthington Rd	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%
4848 129th E. Ave	Tulsa	OK	Metris Direct, Inc. (Metris Companies, Inc.)	101,100	1/31/2010	100%
180 Rittenhouse Circle	Bristol	PA	Jones Management Service Company	96,000	7/31/2018	100%
275 Technology Dr.	Canonsburg	PA	ANSYS, Inc.	107,872	12/31/2014	100%
2550 Interstate Dr.	Harrisburg	PA	New Cingular Wireless PCS, LLC	81,859	12/13/2013	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius, LLC	307,775	1/31/2014	100%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
2210 Enterprise Dr.	Florence	SC	JPMorgan Chase Bank, NA	179,300	6/30/2013	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Home Mortgage, Inc.	169,083	1/30/2013	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2014	100%
15 Nijborg	3927 DA Renswoude	The Netherlands	AS Watson (Health & Beauty Continental Europe, BV)	17,610	12/20/2011	100%
17 Nijborg	3927 DA Renswoude	The Netherlands	AS Watson (Health & Beauty Continental Europe, BV)	114,195	6/14/2018	100%
207 Mockingbird Lane	Johnson City	TN	Sun Trust Bank	63,800	11/30/2011	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2014	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
350 Pine St.	Beaumont	TX	Multi-tenanted	425,198	Various	79%
3535 Calder Ave	Beaumont	TX	Compass Bank	49,639	12/31/2014	100%
4001 International Pkwy	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	138,443	7/31/2015	100%
4201 Marsh Lane	Carrollton	TX	Carlson Restaurants Worldwide, Inc. (Carlson Companies, Inc.)	130,000	11/30/2018	100%
555 Dividend Dr.	Coppell	TX	Brinks, Inc.	101,844	4/30/2017	100%
1600 Viceroy Dr.	Dallas	TX	TFC Services, Inc. (Freeman Decorating Company)	212,744	1/31/2019	74%
6301 Gaston Ave	Dallas	TX	Multi-tenanted	173,855	Various	60%
11511 Luna Rd	Farmers Branch	TX	Haggar Clothing Company (Texas Holding Clothing Corporation & Haggar Corporation)	180,507	4/30/2016	100%
10001 Richmond Ave	Houston	TX	Baker Hughes, Inc.	554,385	9/27/2015	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,991	3/31/2011	100%
15375 Memorial Dr.	Houston	TX	BP America Production Company	349,674	9/15/2009	100%

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
16676 Northchase Dr.	Houston	TX	Anadarko Petroleum Corporation	101,111	7/31/2014	100%
810 & 820 Gears Rd	Houston	TX	IKON Office Solutions, Inc.	157,790	1/31/2013	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	3/31/2023	100%
8900 Freeport Pkwy	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2013	100%
6200 Northwest Pkwy	San Antonio	TX	United Healthcare Services, Inc.	142,500	11/30/2010	100%
12645 W. Airport Rd	Sugar Land	TX	Baker Hughes, Inc.	165,836	9/27/2015	100%
2050 Roanoke Rd	Westlake	TX	Daimler Chrysler Services North America, LLC	130,290	12/31/2011	100%
295 Chipeta Way	Salt Lake City	UT	Northwest Pipeline Corporation	295,000	9/15/2018	100%
100 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	67,508	Various	95%
120 E. Shore Dr.	Glen Allen	VA	Capital One Services, Inc.	77,045	3/31/2010	100%
130 E. Shore Dr.	Glen Allen	VA	Capital One Services, Inc.	79,675	2/10/2010	100%
400 Butler Farm Rd	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2014	100%
421 Butler Farm Rd	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	56,515	1/14/2010	100%
13651 McLearen Rd	Herndon	VA	US Government	159,664	5/30/2018	100%
13775 McLearen Rd	Herndon	VA	Equant, Inc. (Equant N.V.)	125,293	4/30/2015	100%
2800 Waterford Lake Dr.	Richmond	VA	Alstom Power, Inc.	99,057	10/31/2014	100%
9950 Mayland Dr.	Richmond	VA	Circuit City Stores, Inc.	288,000	2/28/2010	100%
22011 S.E. 51st St.	Issaquah	WA	OSI Systems, Inc. (Instrumentarium Corporation)	95,600	12/14/2014	100%
5150 220th Ave	Issaquah	WA	OSI Systems, Inc. (Instrumentarium Corporation)	106,944	12/14/2014	100%
			Office Total	17,496,829

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
INDUSTRIAL

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 E.	Moody	AL	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	595,346	1/2/2014	100%
1665 Hughes Way	Long Beach	CA	Vacant	200,541	None	0%
2455 Premier Dr.	Orlando	FL	Walgreen Company	205,016	3/31/2011	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time, Inc.)	229,605	6/30/2020	100%
1420 Greenwood Rd	McDonough	GA	Versacold USA, Inc.	296,972	10/31/2017	100%
7500 Chavenelle Rd	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
3600 Southgate Dr.	Danville	IL	The Sygma Network, Inc. (Sysco Corporation)	201,369	9/30/2023	100%
3686 S. Central Ave	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	90,000	12/31/2014	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Limited)	336,350	6/30/2025	100%
730 N. Black Branch Rd	Elizabethtown	KY	Dana Structural Products, LLC (Dana Limited)	167,770	6/30/2025	100%
750 N. Black Branch Rd	Elizabethtown	KY	Dana Structural Products, LLC (Dana Limited)	539,592	6/30/2025	100%
301 Bill Bryan Rd	Hopkinsville	KY	Dana Structural Products, LLC (Dana Limited)	424,904	6/30/2025	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
4010 Airpark Dr.	Owensboro	KY	Dana Structural Products, LLC (Dana Limited)	211,598	6/30/2025	100%
7150 Exchequer Dr.	Baton Rouge	LA	Corporate Express Office Products, Inc. (Corporate Express US, Inc.)	79,086	10/31/2013	100%
5001 Greenwood Rd	Shreveport	LA	Libbey Glass, Inc. (Libbey, Inc.)	646,000	10/31/2026	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	820,868	12/31/2010	100%
1601 Pratt Ave	Marshall	MI	Joseph Campbell Company	58,300	9/30/2011	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC (Tower Automotive Holdings I, LLC)	290,133	10/31/2012	100%
46600 Port St.	Plymouth	MI	Vacant	134,160	None	0%
7111 Crabb Rd	Temperance	MI	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	744,570	8/4/2012	100%
7670 Hacks Cross Rd	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Inc,)	268,104	2/28/2016	100%
1133 Poplar Creek Rd	Henderson	NC	Corporate Express Office Products, Inc. (Corporate Express US, Inc.)	196,946	1/31/2014	100%
250 Swathmore Ave	High Point	NC	Steelcase, Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
2203 Sherrill Dr.	Statesville	NC	LA-Z-Boy Greensboro, Inc. (LA-Z-Boy, Inc.)	639,600	4/30/2010	100%
121 Technology Dr.	Durham	NH	Heidelberg Web Systems, Inc.	500,500	3/30/2021	100%
1109 Commerce Blvd.	Swedesboro	NJ	Vacant	262,644	None	0%
75 N. St.	Saugerties	NY	Rotron, Inc. (EG&G)	52,000	12/31/2009	100%
10590 Hamilton Ave	Cincinnati	OH	The Hillman Group, Inc.	247,088	8/31/2016	100%
1650 - 1654 Williams Rd	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
7005 Cochran Rd	Glenwillow	OH	Royal Appliance Manufacturing Company	458,000	7/31/2025	100%

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
INDUSTRIAL

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	Month to Month	41%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	401,260	5/31/2009	100%
10345 Philipp Pkwy	Streetsboro	OH	L'Oreal USA S/D, Inc. (L’Oreal USA, Inc.)	649,250	10/17/2019	100%
250 Rittenhouse Circle	Bristol	PA	Vacant	255,019	None	0%
245 Salem Church Rd	Mechanicsburg	PA	Exel Logistics, Inc. (NFC plc)	252,000	12/31/2012	100%
34 E. Main St.	New Kingston	PA	Vacant	179,200	None	0%
6 Doughten Rd	New Kingston	PA	Vacant	330,000	None	0%
224 Harbor Freight Rd.	Dillon	SC	Harbor Freight Tools USA, Inc. (Central Purchasing, Inc.)	1,010,859	12/31/2021	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	1,164,000	8/4/2012	100%
6050 Dana Way	Antioch	TN	W.M. Wright Company	677,400	3/31/2021	50%
477 Distribution Pkwy	Collierville	TN	Federal Express Corporation	120,000	5/31/2021	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC (Dana Limited)	222,200	9/30/2016	100%
3350 Miac Cove Rd	Memphis	TN	Mimeo.com, Inc.	141,359	9/30/2020	84%
3456 Meyers Ave	Memphis	TN	Sears, Roebuck & Company	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro, LP (Ingram Micro, Inc.)	701,819	9/25/2011	100%
19500 Bulverde Rd	San Antonio	TX	Harcourt, Inc. (Harcourt General, Inc.)	559,258	3/31/2016	100%
2425 Hwy 77 N.	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie N.V.)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods North America, Inc.	344,700	5/31/2011	100%
			Industrial Total	19,858,188

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/OTHER
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
302 Coxcreek Pkwy	Florence	AL	The Kroger Company	42,130	7/1/2013	100%
5544 Atlanta Hwy	Montgomery	AL	Vacant	60,698	None	0%
10415 Grande Ave	Sun City	AZ	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Rd	San Diego	CA	Sears Holding Corporation	107,210	12/31/2018	100%
10340 U.S. 19	Port Richey	FL	Kingswere Furniture	53,820	11/30/2017	100%
2010 Apalachee Pkwy	Tallahassee	FL	Kohl’s Department Stores, Inc.	102,381	1/31/2028	100%
2223 N. Druid Hills Rd	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2014	100%
956 Ponce de Leon Ave	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2014	100%
4545 Chamblee-Dunwoody Rd	Chamblee	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2014	100%
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2014	100%
3468 Georgia Hwy 120	Duluth	GA	Bank of America, N.A. (Bank of America Corporation)	9,300	12/31/2009	100%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2014	100%
825 Southway Dr. Blvd.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2014	100%
1698 Mountain Industrial	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2014	100%
1032 Fort St. Mall	Honolulu	HI	Macy’s Department Stores, Inc.	85,610	9/30/2009	100%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
928 First Ave	Rock Falls	IL	Rock Falls Country Market, LLC (Rock Island Country Market, LLC)	27,650	9/30/2011	100%
5104 N. Franklin Rd	Lawrence	IN	Marsh Supermarkets, Inc.	28,721	10/31/2013	100%
205 Homer Rd	Minden	LA	Brookshire Grocery	35,000	11/30/2012	100%
35400 Cowan Rd	Westland	MI	Sam’s Real Estate Business Trust	101,402	1/31/2009	100%
24th St. W. & St. John’s Ave	Billings	MT	Safeway Stores, Inc.	40,800	5/31/2010	100%
2526 Little Rock Rd	Charlotte	NC	Food Lion, Inc.	33,640	10/31/2013	100%
3501 U.S. 601 S.	Concord	NC	Food Lion, Inc.	32,259	10/31/2013	100%
104 Branchwood Shopping Center	Jacksonville	NC	Food Lion, Inc.	23,000	2/28/2013	100%
US 221 & Hospital Rd	Jefferson	NC	Food Lion, Inc.	23,000	2/28/2013	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, Inc.	23,000	2/28/2013	100%
835 Julian Ave	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
900 S. Canal St.	Carlsbad	NM	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
130 Midland Ave	Port Chester	NY	Pathmark Stores, Inc.	59,000	10/31/2013	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4733 Hills and Dales Rd	Canton	OH	Bally’s Total Fitness of the Midwest (Bally’s Health & Tennis Corporation)	37,214	12/31/2009	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Company, Inc.	46,350	2/26/2018	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/OTHER
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1084 E. Second St.	Franklin	OH	Marsh Supermarkets, Inc.	29,119	10/31/2013	100%
5350 Leavitt Rd	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
N.E.C. 45th Street & Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc.	30,757	3/31/2014	100%
6910 S. Memorial Hwy	Tulsa	OK	Toys “R” Us, Inc.	43,123	5/31/2011	100%
12535 S.E. 82nd Ave	Clackamas	OR	Toys “R” Us, Inc.	42,842	5/31/2011	100%
S. Carolina 52/52 Bypass	Moncks Corner	SC	Food Lion, Inc.	23,000	2/28/2013	100%
811 U.S. Highway 17	North Myrtle Beach	SC	Vacant	41,021	None	0%
399 Peach Wood Centre Dr.	Spartanburg	SC	Best Buy Company, Inc.	45,800	2/26/2018	100%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC	42,130	7/1/2010	100%
1053 Mineral Springs Rd	Paris	TN	The Kroger Company	31,170	7/1/2013	100%
3040 Josey Ln.	Carrollton	TX	Ong’s Family, Inc.	61,000	1/31/2021	100%
4121 S. Port Ave	Corpus Christi	TX	Cafeteria Operators, LP (Furr’s Restaurant Group, Inc.)	10,000	4/30/2012	100%
1610 S. Westmoreland Ave	Dallas	TX	Malone’s Food Stores	68,024	3/31/2017	100%
119 N. Balboa Rd	El Paso	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
3451 Alta Mesa Blvd.	Fort Worth	TX	Minyard Food Stores, Inc.	44,000	5/31/2012	100%
101 W. Buckingham Rd	Garland	TX	Minyard Food Stores, Inc.	40,000	11/30/2012	100%
1415 Highway 377 E.	Granbury	TX	The Kroger Company	65,417	11/30/2012	100%
2500 E. Carrier Pkwy	Grand Prairie	TX	Grocer's Supply	49,349	3/31/2009	100%
4811 Wesley St.	Greenville	TX	Safeway Stores, Inc.	48,492	5/31/2011	100%
120 S. Waco St.	Hillsboro	TX	Brookshire Grocery	35,000	11/30/2012	100%
13133 Steubner Ave	Houston	TX	The Kroger Company	52,200	12/29/2011	100%
5402 4th St.	Lubbock	TX	Vacant	53,820	None	0%
901 W. Expressway	McAllen	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
402 E. Crestwood Dr.	Victoria	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
9400 S. 755 E	Sandy	UT	Vacant	41,612	None	0%
3211 W. Beverly St.	Staunton	VA	Food Lion, Inc.	23,000	2/28/2013	100%
9803 Edmonds Way	Edmonds	WA	PCC Natural Markets	34,459	8/31/2028	100%
18601 Alderwood Mall Blvd.	Lynnwood	WA	Toys “R” Us, Inc.	43,105	5/31/2011	100%
1700 State Route 160	Port Orchard	WA	Save-A-Lot, Ltd.	27,968	1/31/2015	57%
3711 Gateway Dr.	Eau Claire	WI	Kohl’s Department Stores, Inc.	76,164	1/25/2015	100%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
			Retail/Other Subtotal	2,810,226
			Grand Total	40,165,243

LEXINGTON NON-CONSOLIDATED PROPERTY CHART
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
OFFICE
5201 W. Barraque St.	Pine Bluff	AR	Entergy Services, Inc.	27,189	10/31/2010	100%
Route 64 W. & Junction 333	Russellville	AR	Entergy Gulf States	191,950	5/9/2016	100%
19019 N. 59th Ave	Glendale	AZ	Honeywell International, Inc.	252,300	7/15/2011	100%
8555 S. River Pkwy	Tempe	AZ	ASM Lithography, Inc. (ASM Lithography Holding NV)	95,133	6/30/2013	100%
1440 E. 15th St.	Tucson	AZ	Cox Communications, Inc.	28,591	9/30/2016	100%
10419 N. 30th St.	Tampa	FL	Time Customer Service, Inc.	132,981	6/30/2020	100%
2500 Patrick Henry Pkwy	McDonough	GA	Georgia Power Company	111,911	6/30/2015	100%
3500 N. Loop Court	McDonough	GA	Litton Loan Servicing, LP	62,218	8/31/2018	100%
3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
101 E. Washington Blvd.	Fort Wayne	IN	American Electric Power	348,452	10/31/2016	100%
9601 Renner Blvd	Lenexa	KS	Voicestream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
70 Mechanic St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	251,914	6/30/2014	100%
First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive, Inc.)	180,230	4/30/2014	100%
3943 Denny Ave	Pascagoula	MS	Northrop Grumman Systems Corporation	94,841	10/14/2013	100%
3201 Quail Springs Pkwy	Oklahoma City	OK	AT& T Wireless Services, Inc.	128,500	11/30/2010	100%
2999 SW 6th St.	Redmond	OR	VoiceStream PCS I, LLC (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
265 Lehigh St.	Allentown	PA	Wachovia Bank N.A.	71,230	10/31/2010	100%
17 Technology Circle	Columbia	SC	Blue Cross Blue Shield of South Carolina, Inc.	456,304	9/30/2010	100%
420 Riverport Rd	Kingport	TN	Kingsport Power Company	42,770	6/30/2013	100%
2401 Cherahala Blvd.	Knoxville	TN	Advance PCS, Inc.	59,748	5/31/2013	100%
601 & 701 Experian Pkwy	Allen	TX	Experian Information Solutions, Inc. (Experian North America)	292,700	3/14/2018	100%
1401 & 1501 Nolan Ryan Pkwy	Arlington	TX	Siemens Dematic Postal Automation, LP	236,547	1/31/2014	100%
1200 Jupiter Rd	Garland	TX	Raytheon Company	278,759	5/31/2011	100%
2529 W. Thorne Dr.	Houston	TX	Baker Hughes, Inc.	66,243	9/27/2015	100%
26410 McDonald Rd	Houston	TX	Montgomery County Management Company, LLC	41,000	10/31/2019	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	75,016	6/30/2015	100%
11555 University Blvd.	Sugar Land	TX	KS Management Services, LLP (St. Luke’s Episcopal Health System Corporation)	72,683	11/30/2020	100%
1600 Eberhardt Rd	Temple	TX	Nextel of Texas	108,800	1/31/2016	100%
6455 State Hwy 303 N.E.	Bremerton	WA	Nextel West Corporation	60,200	5/14/2016	100%
			Office Total	4,079,272

LEXINGTON NON-CONSOLIDATED PROPERTY CHART
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
INDUSTRIAL
109 Stevens St.	Jacksonville	FL	Unisource Worldwide, Inc.	168,800	9/30/2009	100%
359 Gateway Dr.	Livonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
3600 Army Post Rd	Des Moines	IA	Electronic Data Systems LLC	405,000	4/30/2012	100%
2935 Van Vactor Way	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	8/17/2010	100%
1901 49th Ave	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	6/30/2015	100%
324 Industrial Park Rd	Franklin	NC	SKF USA, Inc.	72,868	12/31/2014	100%
736 Addison Rd	Erwin	NY	Corning, Inc.	408,000	11/30/2016	100%
590 Ecology Lane	Chester	SC	Owens Corning, Inc.	420,597	7/14/2025	100%
120 S.E. Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2013	100%
9110 Grogans Mill Rd	Houston	TX	Baker Hughes, Inc.	275,750	9/27/2015	100%
2424 Alpine Rd	Eau Claire	WI	Silver Spring Gardens, Inc. (Huntsinger Farms, Inc.)	159,000	4/30/2027	100%
			Industrial Total	3,049,139

LEXINGTON NON-CONSOLIDATED PROPERTY CHART
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
RETAIL/OTHER
101 Creger Dr.	Ft. Collins	CO	Lithia Motors	10,000	5/31/2012	100%
11411 N. Kelly Ave	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
1321 Commerce St.	Dallas	TX	Adolphus Associates (Met Life)	498,122	6/15/2009	100%
25500 State Hwy 249	Tomball	TX	Parkway Chevrolet, Inc. (R. Durdin, J. Durdin)	77,076	8/31/2026	100%
			Retail/Other Total	599,122
			Grand Total	7,727,533

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

Following a demand for reimbursement under the indemnity agreement, we filed suit against the developer and the principals of the developer in the Federal District Court for the Northern District of Ohio on August 10, 2007 for breach of the indemnity agreement, declaratory judgment, unjust enrichment, breach of contract and negligent design (Lexington Streestboro LLC v. Alfred Geis, et al., Case No. 5:07CV2450). On November 1, 2007, the developer filed (1) counter-claims against us for unjust enrichment regarding the repair work performed and for a declaration of its obligations under the indemnity agreement and (2) multiple cross-claims against its sub-contractors asking to be reimbursed for any deficiencies in the building specifications for which they are held liable. The developer was also permitted by the Court to file a claim against the tenant. The claim against the tenant was withdrawn after a settlement of a portion of our claim against the developer.

As of December 31, 2008, we have incurred $4.9 million of costs in connection with repair and other work at the facility.

In August and October 2008, we participated in a court ordered mediation, which did not result in a final settlement.  The suit is ongoing and trial is scheduled for October 2009.  We have reached a preliminary agreement to settle all claims for a $2.0 million cash payment to us.  The agreement is being documented and it is expected that we will execute a settlement agreement within the next 30 days.  We can give no assurance that we will receive the $2.0 million cash payment or enter into the settlement agreement.

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al.

On June 30, 2006, we, including a co-investment program as it relates to the Antioch claim, sold to Deutsche Bank Securities, Inc., which we refer to as Deutsche Bank, (1) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.4 million, which we refer to as the Farmington Hills claim, and (2) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.7 million, which we refer to as the Antioch claim. Under the terms of the agreements covering the sale of the claims, we are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank to us. On October 12, 2007, Dana Corporation filed an objection to both claims. We assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by us that the objections were without merit, the holders of the claims, without our consent, settled the allowed amount of the claims at $6.5 million for the Farmington Hills claim and $7.2 million for the Antioch claim. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $0.8 million plus interest, but did not make a formal demand with respect to the Antioch claim.  Following a rejection of the demand, Deutsche Bank and SPCP Group, LLC filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1.2 million plus interest and expenses.

We answered the complaint on November 26, 2008 and served numerous discovery requests.  We intend to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits and (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 63
Mr. Roskind became our Chairman again on March 21, 2008, having previously served as our Co-Vice Chairman from December 31, 2006 to March 21, 2008, our Chairman from October 1993 to December 31, 2006 and our Co-Chief Executive Officer from October 1993 to January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts, as a member of the Board of Directors of LCP Investment Corporation, a Japanese real estate investment trust listed on the Tokyo Stock Exchange, and as a member of the Board of Directors of LCP Reit Advisors, the external advisor to LCP Investment Corporation, each of which is an affiliate of the LCP Group L.P. Mr. Roskind spends approximately one-third of his business time on the affairs of The LCP Group L.P. and its affiliates; however, Mr. Roskind prioritizes his business time to address our needs ahead of The LCP Group L.P.

Richard J. Rouse Age 63
Mr. Rouse became our Vice Chairman again on March 21, 2008, having previously served as our Co-Vice Chairman from December 31, 2006 to March 21, 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003, and continues to serve as our Chief Investment Officer since January 2003 and as one of our trustees since October 1993.

T. Wilson Eglin Age 44
Mr. Eglin has served as our Chief Executive Officer since January 2003, our Chief Operating Officer since October 1993, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996. Mr. Eglin is a member of the Investment Committee of Concord appointed by us.

Patrick Carroll Age 45
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of Pricewaterhouse Coopers LLP.

Paul R. Wood Age 48	Mr. Wood has served as one of our Vice Presidents, and our Chief Accounting Officer and Secretary since October 1993.

PART II.

Item 5.  Market For The Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

Market Information.  Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2008	$16.85	$2.99
September 30, 2008	17.24	11.82
June 30, 2008	15.77	13.55
March 31, 2008	16.11	12.40
December 31, 2007	20.90	14.52
September 30, 2007	21.54	18.78
June 30, 2007	21.65	20.38
March 31, 2007	22.42	20.02

The per share closing price of our common shares was $3.17 on February 23, 2009.

Holders.  As of February 23, 2009, we had approximately 3,621 common shareholders of record.

Dividends.  We have made quarterly distributions since October 1986 without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2008	2007	2006	2005	2004
March 31,	$2.475	$0.5975	$0.365	$0.360	$0.350
June 30,	$0.33	$0.375	$0.365	$0.360	$0.350
September 30,	$0.33	$0.375	$0.365	$0.360	$0.350
December 31,	$0.33	$0.375	$0.365	$0.360	$0.350

During the fourth quarter of 2007, we declared a special dividend of $2.10 per common share which was paid in January 2008. During the fourth quarter 2006, we declared a special dividend of $0.2325 per common share which was paid in January 2007.

Due to the sale of properties during 2007 and the distribution of such proceeds via the special dividend, the recurring quarterly common share dividend paid in 2008 had been reduced from $0.375 per share to $0.33 per share. Due to the continued sale of properties, a reduction in estimated taxable income and to retain capital and strengthen our balance sheet, the dividend per share has been further reduced to $0.18 per quarter for 2009.

While we intend to continue paying regular quarterly dividends to holders of our common shares, future dividend declarations will be at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our loan agreements will have any adverse impact on our ability to pay dividends in the normal course of business to our common and preferred shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

We maintain a dividend reinvestment program pursuant to which our common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges.  We currently offer a 2.5% discount on the common shares purchased under the plan. We may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling our obligations under the dividend reinvestment program. Currently all of the common shares issued under this program are new common shares issued by us.

Equity Compensation Plan Information.  The following table sets forth certain information, as of December 31, 2008, with respect to the compensation plan under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,000,000	$5.60	2,756,099
Equity compensation plans not approved by security holders	0	0	—
Total	2,000,000	$5.60	2,756,099

Comparison of Cumulative Five Year Total Return

Company / Index	2003	2004	2005	2006	2007	2008
Lexington Realty Trust	100	119.76	120.38	139.28	111.57	42.44
S&P 500 Index	100	110.88	116.33	134.70	142.10	89.53
Russell 2000 Index	100	118.33	123.72	146.44	144.15	95.44
NAREIT Equity REIT Index	100	131.58	147.58	199.32	168.05	104.65

Recent Sales of Unregistered Securities.

    During the year ended December 31, 2008, in connection with repurchases of an aggregate of $32.5 million original principal amount of the 5.45% Exchangeable Guaranteed Notes issued by the MLP, we issued an aggregate of 1.6 million common shares (at an average price of approximately $14.50 per share) and $5.4 million in cash representing a total value of approximately $28.9 million.

Share Repurchase Program.

The following table summarizes repurchases of our common shares/units during the fourth quarter of 2008 pursuant to publicly announced repurchase plans:

Period	Total Number of Shares/Units Purchased		Average Price Paid per Share/Unit ($)	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2008	58,900		9.89	58,900	4,556,731
November 1 — 30, 2008	3,500,000	(2)	5.60	3,500,000	1,056,731
December 1 — 31, 2008	—		—	—	1,056,731
Fourth Quarter 2008	3,558,900		5.67	3,558,900	1,056,731

(1) Share repurchase plan most recently announced on December 17, 2007.
(2) Represents common shares subject to a forward equity commitment, with a purchase price of $5.60 per share (or $19.6 million in the aggregate). We paid $12.8 million during 2008 and must settle the forward commitment by October 2011.

During the fourth quarter of 2008, we repurchased $88.5 million original principal amount of our 5.45% Exchangeable Guaranteed Notes for $60.5 million, consisting of $51.7 million in cash and 597,826 common shares at $14.72 per share.

Item 6.  Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2008. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. ($000’s, except per share data)

	2008	2007	2006	2005	2004
Total gross revenues	$441,231	$419,658	$185,963	$157,941	$107,144
Expenses applicable to revenues	(322,086)	(286,814)	(104,548)	(80,290)	(36,870)
Interest and amortization expense	(156,063)	(162,028)	(63,282)	(54,464)	(35,495)
Income (loss) from continuing operations	9,124	3,874	(9,785)	16,369	26,035
Total discontinued operations	(659)	72,977	17,538	16,326	18,772
Net income (loss)	8,465	76,851	7,753	32,695	44,807
Net income (loss) allocable to common shareholders	(12,772)	50,118	(8,682)	16,260	37,862
Income (loss) from continuing operations per common share — basic	(0.18)	(0.35)	(0.50)	—	0.41
Income (loss) from continuing operations per common share — diluted	(0.18)	(0.35)	(0.50)	—	0.39
Income (loss) from discontinued operations — basic	(0.01)	1.12	0.33	0.33	0.40
Income from (loss) discontinued operations — diluted	(0.01)	1.12	0.33	0.33	0.41
Net income (loss) per common share — basic	(0.19)	0.77	(0.17)	0.33	0.81
Net income (loss) per common share — diluted	(0.19)	0.77	(0.17)	0.33	0.80
Cash dividends declared per common share	1.17	3.60	2.0575	1.445	1.410
Net cash provided by operating activities	230,201	287,651	108,020	105,457	90,736
Net cash provided by (used in) investing activities	230,128	(31,490)	(154,080)	(643,777)	(202,425)
Net cash provided by (used in) financing activities	(804,637)	38,973	483	444,878	242,723
Ratio of earnings to combined fixed charges and preferred dividends	1.18	N/A	N/A	1.13	1.45
Real estate assets, net	3,294,527	3,729,266	3,475,073	1,651,200	1,240,479
Investments in non-consolidated entities	179,133	226,476	247,045	191,146	132,738
Total assets	4,105,888	5,265,163	4,624,857	2,160,232	1,697,086
Mortgages, notes payable and credit facility, including discontinued operations	2,379,249	3,047,550	2,132,661	1,170,560	765,909
Shareholders’ equity	1,399,312	939,071	1,122,444	891,310	847,290
Preferred share liquidation preference	363,915	389,000	234,000	234,000	214,000

N/A — Ratio is below 1.0, deficit of $67,901 and $8,621 exists at December 31, 2007 and 2006, respectively.

All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31,2008, 2007, 2006, 2005 and 2004 and properties classified as held for sale as of December 31, 2008, which are reflected in discontinued operations in the Consolidated Statements of Operations.

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

Overview

General. We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment and our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of net leased office, industrial and retail properties. Substantially all of our properties are subject to triple net leases, which are generally characterized as leases in which the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

As of December 31, 2008, we had ownership interests in approximately 225 consolidated real estate assets, located in 41 states and the Netherlands and encompassing approximately 40.2 million square feet. We lease our properties to tenants in various industries, including finance/insurance, automotive, aerospace/defense, energy and technology.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Global Credit and Financial Crisis. The current global credit and financial crisis intensified near the end of the quarter ended September 30, 2008 and continues with such intensity today.  The crisis has impacted our business in a number of ways, including (1) a significant decrease in property acquisitions, (2) tenant defaults and bankruptcies, and (3) difficulty obtaining financing.  The specific impacts and expected impacts of the crisis are discussed in detail below.

Acquisition Objectives. Acquiring income producing real estate assets is one of our primary focuses.  The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. While we believe we have access to acquisition opportunities due to our relationship with developers, brokers, corporate users and sellers, our acquisition activity decreased during the last few years as a result of market conditions.

As capitalization rates on investment opportunities began to compress at the end of 2006, we began to decrease our acquisition activity.  Following the Newkirk Merger, our real estate acquisition activity consisted primarily of acquiring the interests that we did not already own in certain of our co-investment programs.

In response to the compression in capitalization rates, we refocused our efforts into (1) repurchasing our senior debt at what we believe are attractive and secure yields to maturity and (2) disposing of real estate assets in compliance with regulatory and contractual requirements.  We believe we have benefited from this refocusing during the global credit and financial crisis.

Despite the global credit and financial crisis, we continue to review single acquisitions and strategic transactions including forming new co-investment programs and joint ventures.  Capitalization rates have begun to decompress; however, the difficulty has been obtaining attractive financing during the crisis.  We believe we are prepared to take advantage of opportunities when the financing markets rebound.

When we do acquire real estate assets, we look for general purpose office and industrial real estate assets subject to a long-term net lease which have one or more of the following characteristics (1) a credit-worthy tenant; (2) adaptability to a variety of users, including multi-tenant use; and (3) an attractive geographic location.

During 2008, we purchased two properties from unrelated parties, for an aggregate capitalized cost of $56.1 million.

Capital Recycling.  During 2008, we continued to dispose of non-core and core assets, subject to regulatory and contractual requirements, in order to increase liquidity.  We were, and believe we still are, able to dispose of these assets at prices that allow us to realize an attractive internal rate of return.

During 2008, we (1) sold 40 properties to unrelated third parties for an aggregate sales price of $242.3 million; disposed of one property through foreclosure, (2) contributed/sold 13 properties to NLS with an agreed upon value of $335.0 million and (3) sold our interest in Wells for $8.31 per share.

We primarily used the proceeds to repurchase senior debt and preferred securities at what we believe are favorable spreads.  We believe this capital recycling provides us with enhanced return rates while allowing us to deleverage.

During 2008, we retired a total of $309.9 million of 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities at a discounted cost to us of approximately $237.5 million, which we funded with $214.0 million in cash and through the issuance of 1.6 million common shares, at an average price of approximately $14.50 per share and an aggregate value at issuance of $23.5 million.

Leasing Objectives.  Re-leasing properties as leases expire and properties currently vacant at favorable effective rates is one of our primary focuses. The primary risks associated with re-tenanting properties are (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than previously received, (3) the significant leasing costs such as commissions and tenant improvement allowances and (4) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue.

We try to mitigate these risks by contacting tenants well in advance of lease maturity to get an understanding of their occupancy needs, contacting local brokers to determine the depth of the rental market and retaining local expertise to assist in the re-tenanting of a property.  However, no assurance can be given that once a property becomes vacant it will subsequently be re-let.

We continue to monitor the credit of our tenants and are particularly focused on our tenants in the financial, retail and automotive industries.  During the year ended December 31, 2008, certain of our tenants filed for bankruptcy, including Linens’n Things, Inc., which we refer to as Linens, Circuit City Stores, Inc., which we refer to as Circuit City, and Bally’s Total Fitness of the Midwest, which we refer to as Bally’s.  Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition.  If a tenant rejects the lease, our damages are generally limited to the greater of (1) one year’s rent and (2) the rent for 15%, not to exceed three years, of the remaining term of the lease.

Linens was the tenant at our 262,644 square foot distribution/warehouse facility located in Swedesboro, New Jersey.  Linens rejected its lease for our facility and vacated the facility on December 31, 2008.  The lease provided for annual rental revenue of $1.3 million and was scheduled to expire on December 31, 2010.  The facility is subject to non-recourse first mortgage financing with a principal amount of $7.5 million as of December 31, 2008 and a fixed interest rate of 4.76%.  We are seeking recovery of our damages; however, we do not anticipate recovering the entire amount.

Circuit City is currently the tenant in our 288,000 square foot office building located in Richmond, Virginia, which is part of its headquarter campus.  On January 16, 2009, Circuit City announced that it has begun the process to liquidate its assets.  Circuit City rejected its lease for our facility.  We expect Circuit City to vacate the premises by the end of the first quarter of 2009.  The lease provides for annual rental revenue of $2.9 million and expires on February 28, 2010.  We are seeking recovery of our damages; however, we do not anticipate recovering the entire amount.

Bally’s is currently the tenant in our 37,214 square foot health club facility located in Canton, Ohio.  As of the date of this Annual Report, Bally’s has yet to assume or reject the lease. The lease provides for annual rental revenue of $0.4 million and expires on December 31, 2009.  In addition, we hold a mortgage note of approximately $3.2 million at December 31, 2008, which is secured by a facility leased to Bally’s in Vorhees, New Jersey.  The borrower is current in its obligations under the mortgage note.

We own 16 consolidated properties totaling approximately 4.0 million square feet with aggregate rental revenues of approximately $31.6 million that are leased to tenants in the automotive industry.  The primary business of these tenants is supply, manufacturing and installation.  We are closely monitoring the automotive industry in general and our tenants within that industry.

If a property cannot be re-let to a single user and the property can be adapted to multi-tenant use, we determine whether the costs of adapting the property to multi-tenant use outweigh the benefit of funding operating costs while searching for a single-tenant.  During 2008, two properties were converted to multi-tenant use following expiration of a lease with a single-tenant user.

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

Critical Accounting Policies  and Recently Issued Accounting Standards.  Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. A summary of our significant accounting policies and recently issued accounting standards which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements beginning on page 68 of this Annual Report and incorporated herein.

The following is a summary of our critical accounting policies, which require some of management’s most difficult, subjective and complex judgments.

Basis of Presentation and Consolidation.  Our consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect our accounts and the accounts of our consolidated subsidiaries.  We determine whether an entity for which we hold an interest should be consolidated pursuant to Financial Accounting Standards Board, which we refer to as FASB, Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities, which we refer to as FIN 46R, and/or Emerging Issues Task Force, which we refer to as EITF, 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights, which we refer to as EITF 04-05. FIN 46R requires us to evaluate whether we have a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity we apply the guidance in EITF 04-05, and if we control the entity’s voting shares or similar rights as determined in EITF 04-05, the entity is consolidated.

Use of Estimates.  Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and assumptions are based on our management’s best estimates and judgment.  Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  Our management adjusts such estimates when facts and circumstances dictate.  The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Business Combinations.  We follow the provisions of Statement of Financial Accounting Standards, which we refer to as SFAS, No. 141, Business Combinations, which we refer to as SFAS 141, and record all assets acquired and liabilities assumed at fair value. On December 31, 2006, we acquired Newkirk, which was a variable interest entity (VIE). We follow the provisions of FIN 46R, and as a result have recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares is based upon a reasonable period before and after the date that the terms of the Newkirk Merger were agreed to and announced.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which we refer to as SFAS 141R. SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.  The adoption of this standard could materially impact our future financial results to the extent that we acquire significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

Purchase Accounting for Acquisition of Real Estate.  The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land, building and improvements based on our management’s determination of relative fair values of these assets. Factors considered by our management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, our management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Our management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and  management’s estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

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

Revenue Recognition.  We recognize revenue in accordance with SFAS No. 13 Accounting for Leases, as amended, which we refer to as SFAS 13. SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. We recognize lease termination payments  as a component of rental revenue in the period received, provided that there are no further obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

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

Accounts Receivable.  We continuously monitor collections from our tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that we have identified. As of December 31, 2008 and 2007, our allowance for doubtful accounts was not significant.

Impairment of Real Estate.  We evaluate the carrying value of all tangible and intangible assets held when a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended, which we refer to as SFAS 144,  has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes estimating and reviewing anticipated future cash flows to be derived from the asset. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. We generally depreciate buildings and building improvements over periods ranging from 8 to 40 years, land improvements from 15 to 20 years, and fixtures and equipment from 2 to 16 years.

Only costs incurred to third parties in acquiring properties are capitalized. No internal costs (rents, salaries, overhead) are capitalized. Expenditures for maintenance and repairs are charged to operations as incurred. Significant renovations which extend the useful life of the properties are capitalized.

Impairment of Equity Method Investments.  We assess whether there are indicators that the value of our equity method investments may be impaired.  An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other than temporary.   To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment.

Properties Held For Sale.  We account for properties held for sale in accordance with SFAS 144. SFAS 144 requires that the assets and liabilities of properties that meet various criteria in SFAS 144 be presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in our Consolidated Statements of Operations. Properties that do not meet the held for sale criteria of SFAS 144 are accounted for as operating properties.

Investments in Non-consolidated Entities.  We account for our investments in 50% or less owned entities under the equity method, unless pursuant to FIN 46R consolidation is required or if our investment in the entity is less than 3% and we have no influence over the control of the entity then the entity is accounted for under the cost method.

Marketable Equity Securities.  We classify our existing marketable equity securities as available-for-sale in accordance with the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. These securities are carried at fair market value, with unrealized gains and losses, including our proportionate share of the unrealized gains or losses from non-consolidated entities, reported in shareholders’ equity as a component of accumulated other comprehensive income. Gains or losses on securities sold and other than temporary impairments are included in our Consolidated Statement of Operations. Sales of securities are recorded on the trade date and gains and losses are generally determined by the specific identification method.

Investments in Debt Securities.  Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with other assets in our Consolidated Balance Sheets. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment and would reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, we consider whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

Notes Receivable.  We evaluate the collectability of both interest and principal of each of our notes, if circumstances warrant, to determine whether it is impaired. A note is considered to be impaired, when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. When a note is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate. Interest on impaired notes is recognized on a cash basis.

Deferred Expenses.  Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

Derivative Financial Instruments.  We account for our interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted, which we refer to as SFAS 133. In accordance with SFAS 133, these agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. If the interest rate swap is designated as a cash flow hedge, the effective portion of the swap’s change in fair value is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

Upon entering into hedging transactions, we document the relationship between the interest rate swap agreements and the hedged liability. We also document our risk-management policies, including objectives and strategies, as they relate to our hedging activities. We assess, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective, as defined by SFAS 133. We will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedge item (including forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. We may utilize interest rate swap and cap agreements to manage interest rate risk and do not anticipate entering into derivative transactions for speculative trading purposes.

Stock Compensation.  We maintain an equity participation plan.  Options granted under the plan in 2008 vest upon attainment of certain market performance measures and expire ten years from the date of grant.  Non-vest share grants generally vest either based upon (i) time (ii) performance and/or (iii) market conditions.

Prior to January 1, 2003, we accounted for the plan under the intrinsic value-based method of accounting prescribed by Accounting Principles Board, which we refer to as APB, Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25).  Effective January 1, 2003, we adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123, which we refer to as SFAS No. 148, which applies the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, which we refer to as SFAS No. 123, to all employee awards granted, modified or settled after January 1, 2003.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which we refer to as SFAS No. 123(R), and which is a revision of Statement 123.  SFAS No. 123(R) supersedes APB Opinion 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro-forma disclosure is no longer an alternative under SFAS No. 123(R).  SFAS No. 123(R) was effective for fiscal years beginning after December 31, 2005.  We began expensing stock based employee compensation with our adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on our financial position or results of operations.

Tax Matters.  We have made an election to qualify, and believes we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax, provided that distributions to our shareholders equal at least the amount of our REIT taxable income as defined under Sections 856 through 860 of the Code.

We are permitted to participate in certain activities from which we were previously precluded in order to maintain our qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code.

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

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which we refer to as FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, Accounting for Income Taxes, which we refer to as SFAS 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on our consolidated financial position or results of operations.

Fair Value Measurements. In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, as amended, which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which were deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS No. 13 and related standards.  SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. The adoption of the effective portions of this statement did not have a material impact on our financial position, results of operations or cash flows. The implementation of this statement as it relates to non-financial assets and liabilities is not expected to have a material impact on our financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, which we refer to as FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active, which clarifies the application of FASB 157, Fair Value Measurements, in a market that is not active.  Among other things, FSP FAS 157-3 clarifies that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales.  In cases where the volume and level of trading activity for an asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment.  In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset.  Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 was effective upon issuance and includes prior periods for which financial statements have not been issued.  We have adopted FSP FAS 157-3, which did not have a material impact on our financial position, results of operations or cash flows.

Derivative Instruments and Hedging Activities. In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No.133,which we refer to as SFAS 161. SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 is effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement is not expected to have a material impact on our financial position, results of operations or cash flows.

The following recently issued accounting standard is effective for fiscal years after December 31, 2008 and requires retroactive application.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which we refer to as FSP 14-1.  FSP 14-1 is applicable to issuers of convertible debt that may be settled wholly or partly in cash.  The adoption of FSP 14-1 will affect the accounting for our 5.45% Exchangeable Guaranteed Notes issued in 2007.  FSP 14-1 requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an equity component representing the conversion feature.  The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  FSP 14-1 is effective for fiscal years beginning after December 31, 2008, and requires retroactive application.  The adoption of FSP 14-1 will result in recognition of an aggregate unamortized debt discount of approximately $6.9 million and approximately $19.5 million as of December 31, 2008 and 2007, respectively, in our Consolidated Balance Sheets and additional interest expense in our Consolidated Statements of Operations for the years then ended.  The current estimate of the incremental interest expense and debt satisfaction gain reduction, net of minority interest, for each reporting period is as follows ($000s):

For the year ended December 31	Interest expense	Debt satisfaction gain reduction
2006	$—	$—
2007	$1,602	$—
2008	$1,997	$(3,714)

The accounting for these critical accounting policies and recently issued accounting standards involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.

Liquidity

General.  Since becoming a public company, our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, including issuances of OP units (3) property specific debt, (4) corporate level borrowings, and (5) commitments from co-investment partners.

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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $230.2 million for 2008, $287.7 million for 2007 and $108.0 million for 2006. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $230.1 million in 2008, ($31.5) million in 2007 and ($154.1) million in 2006. Cash provided by investing activities related primarily to collection of notes receivable, distributions from non-consolidated entities in excess of accumulated earnings, proceeds from the sale of marketable equity securities and proceeds from the sale of properties. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, notes receivable, an increase in deferred leasing costs and the purchase of minority interests.  Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled ($804.6) million in 2008, $39.0 million in 2007 and $0.5 million in 2006. Cash provided by financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and borrowings under our credit facility offset by dividend and distribution payments and debt payments and repurchases.

Public and Private Equity and Debt Markets.  We access the public and private equity and debt markets when we believe conditions are favorable and we have a compelling use of proceeds.  During 2008, we issued approximately 3.5 million common shares raising net proceeds of approximately $47.2 million.  We primarily used these proceeds to retire indebtedness.

In February 2007, we completed an offering of 6.2 million Series D Preferred Shares, having a liquidation amount of $25 per share and an annual dividend rate of 7.55%, raising net proceeds of $149.8 million.

During 2007, we issued, through a wholly-owned subsidiary, $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity.  These securities are (1) classified as debt; (2) due in 2037; and (3) redeemable by us commencing April 2012.  During 2008, we repurchased, through unsolicited offers, $70.9 million of these securities for $44.6 million in cash, which resulted in a gain on debt extinguishment of $24.7 million including a write off of $1.6 million in deferred financing costs.

During 2007, we issued an aggregate $450.0 million of 5.45% Exchangeable Guaranteed Notes due in 2027.  These notes can be put to us commencing in 2012 and every five years thereafter through maturity.  The notes are exchangeable by the holders into common shares at a current price of $21.99 per share, subject to adjustment upon certain events, including increases in our dividend rate above a certain threshold.  Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the exchange value exceeds the principal amount of the note, either cash or common shares at our option.  During 2008, we repurchased $239.0 million original principal amount of the notes for $169.5 million in cash and 1.6 million common shares having a value at issuance of $23.5 million (or $14.50 per share), which resulted in gains on debt extinguishment of $42.0 million, including write-offs of $4.0 million in deferred financing costs.

During 2008, we (1) repurchased 1.2 million common shares at an average price of $14.28 per share and (2) repurchased and retired 501,700 of our Series C Preferred Shares by issuing 0.7 million common shares and paying $7.5 million in cash. The difference between the cost to retire these Series C Preferred Shares and their historical cost was $5.7 million and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share.  We also entered into a forward equity commitment to purchase 3.5 million of our common shares at a price of $5.60 per share, we have prepaid in cash $12.8 million of the $19.6 million purchase price as of December 31, 2008, agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and we retain the dividends paid on the 3.5 million common shares.

Current market conditions are not favorable for accessing the public and private equity and debt markets.  Once market conditions improve, we intend to access the public and private equity markets to further our deleveraging efforts.

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

On December 31, 2008, the MLP merged with and into us and 6.4 million OP units were exchanged into an equal number of common shares. As of December 31, 2008, there were 5.3 million OP units outstanding. Of the total OP units outstanding, approximately 1.6 million are held by related parties.

Property Specific Debt.  We expect to continue to use property specific, non-recourse mortgages as we believe that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. However, the global credit and financial crisis has impacted our ability to obtain property specific debt on favorable terms.

During 2008, we obtained or assumed $21.2 million in property specific non-recourse mortgage financings on two properties, which have a fixed weighted-average interest rate of 6.0%. The proceeds of the financing not assumed were used to retire existing indebtedness.

During 2008, we informed the lender for the mortgage secured by our property in Auburn Hills, Michigan that we would no longer make debt service payments and our intention to convey the property to the lender. Following discussion with the lender, the lender foreclosed on this property on December 23, 2008, and on December 31, 2008, we entered into a settlement agreement with the lender and we were released from obligations under the mortgage.

Corporate Borrowings.  We use corporate level borrowings, such as our unsecured revolving credit facility and secured term loans, to finance our investments and operations.

Our $200.0 million unsecured revolving credit facility with Wachovia Bank N.A. and a consortium of other banks, (1) was scheduled to expire June 2009 and (2) bore interest at 120-170 basis points over LIBOR depending on our leverage (as defined) in the credit facility. The credit facility contained financial covenants including restrictions on the level of indebtedness, amount of variable debt to be borrowed and net worth maintenance provisions. As of December 31, 2008, we were in compliance with all covenants, $25.0 million of borrowings were outstanding, $173.3 million was available to be borrowed, and $1.7 million letters of credit were outstanding under the credit facility.  Upon entering into the new secured credit facility consisting of a term loan and revolving credit facility on February 13, 2009, the $25.0 million outstanding was satisfied and the credit agreement with Wachovia Bank N.A. was terminated.

We have three term loans with Key Bank, as of December 31,2008, which are secured by pledges of equity interests in subsidiaries that directly own property and guarantees from other subsidiaries.  In June 2007, we obtained a $225.0 million original principal amount secured term loan from Key Bank, which bore interest at LIBOR plus 60 basis points. As of December 31, 2008, $174.3 million was outstanding under the secured loan. The secured loan was scheduled to mature in June 2009, with our option to extend to December 2009. The secured loan required monthly payments of interest only. We were also required to make principal payments from the proceeds of certain property sales and certain refinancings if proceeds were not reinvested into net leased properties. The required principal payments were based on a minimum release price set forth in the secured loan agreement.  We were in compliance with the secured term loan covenants at December 31, 2008 and 2007.  Upon entering into the new secured credit facility on February 13, 2009, this loan was satisfied in full and the term loan was terminated.

In March 2008, we obtained $25.0 million and $45.0 million secured term loans from KeyBank. The loans are interest only at LIBOR plus 60 basis points, however we entered into an interest rate swap agreement which fixed the interest rate at 5.52%, and mature in 2013. The net proceeds of the loans of $68.0 million were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014. As of December 31, 2008, $25.0 million and $35.7 million was outstanding on each secured term loan and we were in compliance with the covenants contained in each loan.

As of December 31, 2008, the borrowing base for the $45.0 million and the $225.0 million original principal amount secured term loans was comprised of 35 properties.  As of December 31, 2008, the borrowing base for the $25.0 million original principal amount secured term loan was comprised of the three properties secured by the mortgages repaid at origination.

On February 13, 2009, we refinanced our (1) unsecured revolving credit facility, with $25.0 million outstanding as of December 31, 2008, which was scheduled to expire in June 2009, and (2) secured term loan, with $174.3 million outstanding as of December 31, 2008, which was scheduled to mature in 2009, with a secured credit facility consisting of a $165.0 million term loan and a $85.0 million revolving credit agreement with KeyBank, as agent.  The new facility bears interest at 2.85% over LIBOR and matures in February 2011, but can be extended until February 2012 at our option.  The new credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base consisting of 72 properties.  With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of $500.0 million) by adding properties to the borrowing base.

Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2008, there were $2.4 billion of mortgages and notes payable outstanding, 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities, including discontinued operations, with a weighted average interest rate of approximately 5.6%. Our ability to make debt service payments depends upon our rental revenues and our ability to refinance the mortgage related thereto, sell the related property, have available amounts under our credit facility or access other capital. Our ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, our equity in the mortgaged properties, the financial condition and the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

If we are unable to satisfy our contractual obligations with our cash flow from operations, we intend to use borrowings under our secured credit facility and proceeds from issuances of equity or debt securities.

We elected to be taxed as a REIT under Sections 856 through 860 of the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net taxable income that is currently distributed to shareholders.

In connection with our intention to continue to qualify as a REIT for federal income tax purposes, we expect to continue paying regular dividends to our shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources. Since cash used to pay dividends reduces amounts available for capital investments, we generally intend to maintain a conservative dividend payout ratio or we may issue common shares in lieu of cash dividends as currently permitted under the Code, reserving such amounts as we consider necessary for the maintenance or expansion of properties in our portfolio, debt reduction, the acquisition of interests in new properties as suitable opportunities arise, and such other factors as our Board of Trustees considers appropriate.

We paid approximately $241.3 million in dividends to our common and preferred shareholders in 2008.  Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Capital Resources

General.  Due to the net lease structure, we historically have not incurred significant expenditures in the ordinary course of business to maintain our properties. However, as leases expire, we incur costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

Single-Tenant Properties.  We do not anticipate significant capital expenditures at our properties that are subject to net leases since our tenants at these properties generally bear all or substantially all of the cost of property operations, maintenance and repairs.  At certain single-tenant properties that are not subject to a net lease, we have a level of property operating expense responsibility.

Multi-Tenant Properties.  Primarily as a result of non-renewals at single-tenant net lease properties, we have multi-tenant properties in our consolidated portfolio.  While tenants are generally responsible for increases over base year expenses, we are responsible for the base expenses and capital expenditures at the properties.

Our property in Baltimore, Maryland was previously net-leased to St. Paul Fire and Marine Insurance Company.  In April 2008, we entered into a lease termination with St. Paul Fire and Marine Insurance Company, and we assumed the direct subleases for the property.  On September 30, 2009, the lease with the largest subtenant, Legg Mason, expires and we expect the building to be approximately 25% leased.

We will need to redevelop the property to assist with our leasing effort.  We expect to upgrade the exterior façade of the building and redesign the lobby and outside plaza.  We estimate these improvements will cost approximately $22.0 million and will be completed over the next several years.  We also own an adjacent parcel and are constructing a parking garage to increase the parking ratio at the property.

Vacant Properties.  To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance.

Property Expansions.  Under certain leases, our tenants have the right to expand the facility located on our property.  In the past we have generally funded, and in the future we intend to generally fund, these property expansions with additional secured borrowings, the repayment of which was funded out of rental increases under the leases covering the expanded properties.

Ground Leases.  Our tenants generally pay the rental obligations on ground leases either directly to the fee holder or to us as increased rent.  However, we are responsible for these payments under certain leases and at vacant properties.

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

Results of Operations

Year ended December 31, 2008 compared with December 31, 2007.  Changes in our results of operations between these periods are primarily due to a decrease in earnings from non-consolidated entities and a decrease in gains on sales of properties, offset by an increase in debt satisfaction gains due to the repurchases of our 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities at favorable rates. Of the increase in total gross revenues in 2008 of $21.6 million, $22.7 million is attributable to an increase in rental revenue, primarily due to $28.7 million recognized in connection with two lease terminations, and an $11.0 million increase in tenant reimbursements.  These increases were offset by a decrease of $12.1 million in advisory and incentive fees. The primary decrease in advisory and incentive fees relates to promoted interests ($11.7 million) earned in 2007 with respect to two former co-investment programs and one advisory agreement.

The decrease in interest and amortization expense of $6.0 million is due primarily to a decrease in long term debt.

The increase in property operating expense of $23.4 million is primarily due to an increase in properties for which we have operating expense responsibility, including vacancies and properties with tenant leases subject to expense stops and base year clauses.

The increase in depreciation and amortization of $11.8 million is due primarily to the growth in real estate and intangibles in 2007 through the acquisition of properties from our co-investment programs and the acceleration of amortization of certain intangible assets relating to lease terminations in 2008.  Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The decrease in general and administrative expenses of $8.8 million is due primarily to a reduction in (1) costs of severance agreements with former officers and (2) merger costs incurred in 2007.

Non-operating income increased $13.0 million due primarily to land received in connection with a lease termination.

Debt satisfaction gains (charges), net changed $66.9 million primarily due to gains recognized on the retirement of our 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities at a discount in 2008.

The change in value of forward equity commitment represents the change in value of the prepaid portion of our forward purchase equity contract entered into in 2008.

The increase in gains on sale of properties— affiliates relates to the sale of properties  to NLS.

Minority interests’ share of (income) loss changed $2.0 million due primarily to the merger of the MLP with and into us and the exchange of OP units held by limited partners in the MLP for common shares.

The equity in earnings (losses) of non-consolidated entities changed $89.8 million and is primarily due to a decrease in earnings in our investment in Lex-Win Concord of $35.3 million due to impairment charges and loan loss reserves of $104.9 million recognized by Lex-Win Concord, our share of which was $52.4 million; losses of $16.9 million recognized on our investment in NLS in 2008; and gains on sale realized of $34.2 million in 2007 relating to the dissolution of one of our former co-investment programs.

Net income decreased by $68.4 million primarily due to the net impact of items discussed above offset by a decrease of $73.6 million in income from discontinued operations.

In 2008, 42 properties were sold and/or foreclosed and classified as held for sale, compared to 56 properties sold and classified as held for sale in 2007. The total discontinued operations, which represents properties sold or held for sale, decreased $73.6 million due to a decrease in income from discontinued operations of $28.2 million and a decrease in gains on sales of properties of $79.7 million, offset by a decrease in impairment charges of $0.7 million, a decrease in the provision for income taxes of $2.9 million, a change in debt satisfaction gains (charges), net of $11.0 million and a change in minority interests’ share of income of $19.7 million.

Net loss applicable to common shareholders in 2008 was $12.8 million compared to net income applicable to common shareholders in 2007 of $50.1 million. The decrease is due to the items discussed above plus a reduction in Series C Preferred Share dividends of $1.2 million and a redemption discount of $5.7 million due to the repurchase of Series C Preferred Shares offset by an increase of $1.4 million in Series D Preferred Share dividends.  The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), percentage rents, reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Annual Report.

Year ended December 31, 2007 compared with December 31, 2006.  Changes in our results of operations between these periods are primarily due to the Newkirk Merger, which was effective December 31, 2006, and the acquisition of the outstanding interests in our co-investment programs during the second quarter of 2007. Of the increase in total gross revenues in 2007 of $233.7 million, $209.3 million is attributable to rental revenue. The remaining $24.4 million increase was primarily attributable to an increase in tenant reimbursements of $15.4 million and an increase in advisory and incentive fees of $9.0 million. The primary increase in advisory and incentive fees relates to promoted interests ($11.7 million) earned with respect to two co-investment programs and one advisory agreement offset by reduced advisory fees due to the acquisition of the co-investment programs in 2007.

The increase in interest and amortization expense of $98.7 million is due to the increase in long-term debt due to the growth of our portfolio resulting from the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs.

The increase in property operating expense of $28.5 million is primarily due to an increase in properties for which we have operating expense responsibility, including an increase in vacancies.

The increase in depreciation and amortization of $153.8 million is due primarily to the growth in real estate and intangibles through the acquisition of properties in the Newkirk Merger and the acquisition of the outstanding interests in our co-investment programs. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in general and administrative expenses of $3.8 million is due primarily to (1) costs associated with the Newkirk Merger ($3.2 million); (2) the costs associated with the formation and dissolution of Lexington Strategic Assets Corp., which we refer to as LSAC, ($0.9 million); (3) costs incurred in the formation of NLS ($2.3 million); and (4) professional fees ($1.2 million) all of which is offset by a reduction in other costs including personnel costs ($5.1 million), which relates primarily to the accelerated amortization of non-vested common shares in 2006 of $10.8 million and an increase in severance costs in 2007 of $4.5 million.

Non-operating income increased $7.8 million due primarily to increased interest and dividends from investments.

Debt satisfaction gains (charges), net increased $1.0 million due to mortgages being satisfied at a loss in 2007 due to sales of properties to affiliates.

The increase in gains on sale of properties—affiliates relates to the sale of properties to NLS.

Benefit (provision) for income taxes increased $3.5 million due to the write-off deferred tax assets of LSAC, the gain realized due to the sale of properties to NLS and earnings of the taxable REIT subsidiaries.

Minority interests’ share of (income) loss changed $1.5 million due to an increase in minority interest in connection with the Newkirk Merger.

The equity in earnings (losses) of non-consolidated entities increase of $42.2 million is primarily due to the gains on sale realized relating to the dissolution of one co-investment program ($34.2 million) and gain recognized relating to the sale of an investment to NLS ($1.6 million).

Net income increased by $69.1 million primarily due to the net impact of items discussed above coupled with an increase of $55.4 million in income from discontinued operations.

In 2007, 56 properties were sold and classified as held for sale. In 2006, 17 properties were sold and classified as held for sale. Discontinued operations represents properties sold or held for sale. The total discontinued operations increased $55.4 million due to an increase in income from discontinued operations of $12.6 million coupled with a reduction in impairment charges of $18.3 million and an increase in gains on sales of properties of $70.0 million offset by an increase in provision for income taxes of $3.4 million, change in debt satisfaction  gains (charges), net of $19.9 million and a change in minority interests’ share of income of $22.2 million.

Net income applicable to common shareholders in 2007 increased to $50.1 million compared to a net loss applicable to common shareholders in 2006 of $8.7 million. The increase is due to the items discussed above offset by an increase in preferred dividends of $10.3 million resulting from the issuance of Series D Preferred Shares.

Off-Balance Sheet Arrangements

General.  As of December 31, 2008, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

Net Lease Strategic Assets Fund L.P.  NLS is a co-investment program with Inland NLS. NLS was established to acquire single-tenant net lease specialty real estate in the United States. Other than the acquisition of 43 properties and a 40% interest in a property from us, NLS has not acquired any additional properties.

Inland NLS and we are currently entitled to a return on/of each of our respective investments as follows: (1) Inland NLS, 9% on its common equity, (2) us, 6.5% on our preferred equity, (3) us, 9% on our common equity, (4) return of our preferred equity, (5) return of Inland NLS common equity (6) return of our common equity and (7) any remaining cash flow is allocated 65% to Inland NLS and 35% to us as long as we are the general partner, if not, allocations are 85% to Inland NLS and 15% to us.

In addition to the initial capital contributions, we and Inland NLS committed to invest up to an additional $22.5 million and $127.5 million, respectively, in NLS to acquire additional specialty single-tenant net leased assets.

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

Lex-Win Concord LLC.  We and Winthrop, have a co-investment program, Lex-Win Concord, to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord.

General

Following the restructuring of our investment in Concord during the third quarter of 2008 and provided that certain terms and conditions are satisfied, including payment to Inland Concord of a 10% priority return, both us and Winthrop may elect to reduce our aggregate capital investment in Concord to $200.0 million through distributions of principal payments from the retirement of existing loans and bonds in Concord’s current portfolio. In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75.0 million, of which our proportionate share is $37.5 million, only if such capital contributions are necessary under certain circumstances.  We expect to only make further capital contributions in Lex-Win Concord, if a capital contribution is required under the limited liability company agreement or we believe it is appropriate to our overall investment strategy.

Concord’s business has been to acquire and originate loan assets and loan securities collateralized by real estate assets including mortgage loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial real estate securities including CMBS and CDOs.  Concord sought to finances its loan assets and loan securities through various structures including repurchase facilities, credit lines, term loans and securitizations and, in this regard, Concord formed Concord Real Estate CDO 2006-1, Ltd., which we refer to as CDO-1, pursuant to which it has financed approximately $464.7 million of its loan assets and loan securities.  Concord has also sought additional capital through sales of preferred equity in Concord.

Concord’s loan assets are intended to be held to maturity and are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be impaired.  Concord’s loan securities are treated as available for sale securities and are marked-to-market on a quarterly basis based on management’s assessment.

Concord initially sought to produce a stable income stream from its investments in loan assets and loan securities by managing credit risk and interest rate risk. However, the disruption in the capital and credit markets increased margin calls on Concord’s repurchase agreements.  Furthermore, the ability to issue CDOs and the availability of new financing has effectively been eliminated, making the execution of Concord’s strategy unfeasible at this time.  Consequently, Concord will focus on the recovery of its equity investments by maximizing the value of its existing assets and toward that end, has worked to increase its liquidity and reduce exposure to maturing debt.

Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy. As a result Concord recorded other-than-temporary impairment charges of approximately $11.0 million during the fourth quarter of 2007.  With growing uncertainty in the commercial bond and real estate markets and the credit crunch impacting the overall financial markets during 2008, Concord assessed all its loan assets and loan securities and in 2008 recorded additional impairment charges and loan loss reserves of approximately $104.9 million.

CDO-1

On December 21, 2006, Concord formed CDO-1, pursuant to which it financed its loan assets by issuing an aggregate of approximately $376.7 million of investment grade debt.  Concord retained an equity and junior debt interest in the portfolio with a notional amount of $88.4 million, which it increased to $117.5 million when it repurchased $29.1 million in additional junior debt interest for $13.1 million. As a result, if CDO-1 does not ultimately have sufficient funds to satisfy all of its obligations to its noteholders, Concord will bear the first $117.5 million in loss, our proportionate share of which would be $58.7 million.

The financing through CDO-1 was intended to enhance Concord’s return on the loan assets and loan securities held in CDO-1 as the weighted average interest rate on the loan assets and loan securities held in CDO-1 at December 31, 2008 was 3.96% and the weighted average interest rate on the amount payable by Concord on its notes at December 31, 2008 was 0.95%. Accordingly, assuming the loan assets and loan securities are paid in accordance with their terms, Concord retains an average spread of the difference between the interest received on the loan assets and loan securities and the interest paid on the loan assets and loan securities.

The following tables provide detail on CDO-1 as of December 31, 2008:

CDO-1 loan assets, loan securities and note obligations at December 31, 2008 are summarized below (in thousands):

CDO Loan Assets and Loan Securities December 31, 2008				CDO Notes December 31, 2008
Date Closed	Par Value of CDO Collateral (2)	Weighted Average Interest Rate	Weighted Average Life (years)	Outstanding CDO Notes (1)	Weighted Average Interest Rate	Stated Maturity	Retained Interests

12/21/06	$464,744	3.96%	2.81	$347,525	0.95%	12/2016	$117,475

(1)	Includes only notes held by third parties.
(2)	Consists of loan assets with a par value of $336,000 and loan securities with a par value of $128,744.

The following table sets forth the aggregate carrying values, allocation by loan type and weighted average coupons of the loan assets and loan securities held in CDO-1 as of December 31, 2008 (in thousands):

	Par Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$20,000	$20,000	4.31%	-	195 bps
Whole loans, fixed rate	30,267	30,140	6.51%	6.36%	-
Subordinate interests in whole loans, floating rate	108,864	108,847	23.42%	-	292 bps
Subordinate interests in whole loans, fixed rate	27,451	25,082	5.91%	7.45%	-
Mezzanine loans, floating rate	81,410	81,410	17.52%	-	218bps
Mezzanine loans, fixed rate	68,008	65,938	14.63%	6.99%	-
Loan securities, floating rate	106,368	75,240	22.89%	-	195 bps
Loan securities, fixed rate	22,376	12,713	4.81%	5.87%	-

Total/Average	$464,744	$419,370	100.00%	6.78%	227 bps

(1)	Net of unamortized fees, discounts, and unfunded commitments.

CDO-1 loan assets were diversified by industry as follows at December 31, 2008:

Industry	% of Par Value
Hospitality	30.78%
Office	45.52%
Mixed Use	5.14%
Retail	4.46%
Industrial	7.13%
Multi-family	6.97%
100.00%

The following table sets forth the maturity dates for the loan assets held in CDO-1 at December 31, 2008 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturity	Carrying Value	% of Total

2009	9	$174,840	52.76%
2010	4	46,890	14.15%
2011	1	6,300	1.90%
2012	1	5,045	1.52%
2013 and thereafter	8	98,342	29.67%

Total	23	$331,417	100.00%

(1)
Weighted average maturity is 3.08 years. The calculation of weighted average maturity is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which may be available to the borrower.

The following table sets forth the maturity dates, assuming remaining extensions are exercised by the applicable borrower, for the loan assets held in CDO-1 at December 31, 2008 (in thousands):

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value	% of Total
2009	-	$-	-
2010	3	26,472	7.99%
2011	9	177,963	53.70%
2012	3	28,640	8.64%
2013 and thereafter	8	98,342	29.67%

Total	23	$331,417	100.00%

(1)	Weighted average maturity is 3.94 years. The calculation of weighted average maturity is based upon the remaining initial term and the exercise of any extension options available to the borrower.

The following table sets forth a summary of the loan securities held in CDO-1 at December 31, 2008:

Description	Par Value	Amortized Cost	Gross Unrealized Loss	Impairment Loss	Carrying Value

Fixed rate	$22,376	$20,481	$-	$(7,768)	$12,713
Floating rate	106,368	106,325	(30)	(31,055)	75,240
Total	$128,744	$126,806	$(30)	$(38,823)	$87,953

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of the loan securities held in CDO-1 at December 31, 2008:

Rating	Par Value	Percentage
	(In thousands)
A-	$1,211	0.94%
BBB+	9,000	6.99%
BBB	13,376	10.39%
BBB-	36,004	27.97%
BB+	12,797	9.94%
BB	9,000	6.99%
B+	20,000	15.53%
B-	9,393	7.30%
CCC-	11,000	8.54%
Not rated	6,963	5.41%
Total	$128,744	100.00%

Concord’s Other Loan Assets and Loan Securities

Concord acquired other loan assets and loan securities outside of CDO-1, which it originally intended to contribute to a second CDO.  As the market for bonds collateralized by debt obligations has declined, Concord has been unable to launch a second CDO platform.

The following tables set forth the aggregate carrying values, allocation by investment type and weighted average yields of loan assets and loan securities held by Concord outside of CDO-1 as of December 31, 2008 (in thousands):

	Par Value	Carrying Value (1)	Allocation by Investment Type	Fixed Rate: Average Yield	Floating Rate: Average Spread over LIBOR

Whole loans, floating rate	$109,172	$105,172	16.93%	-	182 bps
Whole loans, fixed rate	39,900	30,000	6.19%	9.15%	-
Subordinate interests in whole loans, floating rate	148,645	144,577	23.05%	-	216 bps
Subordinate interests in whole loans, fixed rate	15,750	14,291	2.44%	8.63%	-
Mezzanine loans, floating rate	190,334	188,621	29.52%	-	215 bps
Mezzanine loans, fixed rate	65,702	54,098	10.19%	8.35%	-
Loan securities, floating rate	75,364	30,538	11.68%	-	141 bps
Loan loss reserve	-	(5,032)	-	-	-

Total/Average	$644,867	$562,265	100.00%	8.65%	198 bps

(1)	Net of unamortized fees and discounts, loan loss reserves, impairment charges and mark to market adjustments.

The following table sets forth the maturity dates, assuming no remaining extensions are exercised by the applicable borrower, for Concord’s other loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2009	18	$254,355	47.84%
2010	5	154,164	28.98%
2011	1	16,000	3.01%
2012	3	70,576	13.27%
2013 and thereafter	8	41,664	7.84%
Loan loss reserve		(5,032)	(0.94)%
Total	35	$531,727	100.00%

(1)
The calculation of weighted average maturity of 1.76 years is based upon the remaining initial term and does not take into account any maturity extension periods or the ability to prepay the investment after a negotiated lock-out period, which in either case may be available to the borrower.

The following table sets forth the maturity dates, assuming all remaining extensions are exercised, for Concord’s other loan assets:

Year of Maturity (1)	Number of Loan Assets Maturing	Carrying Value (in thousands)	% of Total

2009	1	$1,438	0.27%
2010	3	48,711	9.16%
2011	10	147,388	27.72%
2012	13	297,558	55.95%
2013 and thereafter	8	41,664	7.84%
Loan loss reserve		(5,032)	(0.94)%
Total	35	$531,727	100.00%

(1)	The calculation of weighted average maturity of 3.24 years is based upon the remaining term, assuming the exercise of all extension options available to the borrower.

Concord’s non CDO-1 loan assets were diversified by industry as follows at December 31, 2008:

Industry	% of Par Value

Hospitality	41.65%
Office	43.88%
Mixed Use	5.88%
Industrial	0.26%
Multi-family	8.33%
100.00%

The following tables summarize Concord’s other loan securities at December 31, 2008 (in thousands):

Description	Par Value	Amortized Cost	Gross Unrealized Gain	Impairment Loss	Carrying Value
Floating rate	$75,364	$75,088	$120	$(44,670)	$30,538

The following table sets forth a summary of the underlying Standard & Poor’s credit rating of Concord’s other loan securities at December 31, 2008:

Rating	Par Value	Percentage
BBB+	$1,094	1.45%
BBB	6,260	8.31%
BBB-	22,280	29.56%
BB	4,700	6.24%
B	1,133	1.50%
B-	1,474	1.96%
D	14,246	18.90%
Not rated	24,177	32.08%
Total	$75,364	100.00%

Credit Facilities

On March 7, 2008, Concord entered into a $100.0 million secured revolving credit facility with KeyBank.  The credit facility enables Concord to finance existing unlevered assets as well as new assets acquired by Concord.  The initial maximum borrowings under the loan are $100.0 million, expandable to $350.0 million upon compliance with certain conditions.  Borrowings under the facility bear interest at spreads over LIBOR ranging from 1.75% to 2.25%, depending on the underlying loan asset or debt security for which such borrowing is made.  At December 31, 2008, $80.0 million was outstanding on the credit facility, the weighted average interest rate on amounts outstanding during the year was 2.71%, and the carrying value of loan assets securing the facility was approximately $136.0 million.  The facility matures March 2010 and may be extended to March 2011.  The credit facility is subject to financial covenants and other covenants on an ongoing basis.

Under the terms of the facility, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10.0 million at all times.  At certain times during the year ended December 31, 2008 and at certain times subsequent to the year ended December 31, 2008, Concord’s cash balances declined to an amount below the $10.0 million liquidity requirements.  On February 24, 2009, Concord received a waiver of the retrospective covenant violation from KeyBank. In addition, the covenant will be waived through June 30, 2009.  In connection with the waiver, Concord agreed that all regular cash flow of Concord from interest payments on the KeyBank collateral shall be applied in the following manner:

a)	first, to payments due to KeyBank;
b)	second, together with other available cash flow of Concord, for distribution by Concord for payment of the preferred distribution to holders of preferred membership interests;
c)	third, together with other available cash flow of Concord, up to $6.0 million annually for distribution by Concord for payment of common distribution to Lex-Win Concord;
d)	fourth, available cash flow in an amount such that not less than $10.0 million shall have been deposited and maintained in account at KeyBank as a cash reserve; and
e)	any remaining cash flow shall be paid to KeyBank to reduce the outstanding loan balance.

Repurchase Facilities

Concord has financed certain of its loan assets and loan securities through credit facilities in the form of repurchase agreements.  In the repurchase agreements entered into by Concord to date, the lender, referred to as the repurchase counterparty, purchases the loan asset or loan security from or on behalf of Concord.  Concord then repurchases the loan asset or loan security in cash on a specific repurchase date or, at the election of Concord, an earlier date.  While the loan asset is held by the repurchase counterparty, the repurchase counterparty retains a portion of each interest payment made on such loan asset or loan security equal to the “price differential” which is effectively the interest rate on the purchase price paid the repurchase counterparty to Concord for the loan asset or loan security, with the balance of such payments being paid to Concord.  Pursuant to the terms of the repurchase agreements, if the market value of the loan assets or loan securities pledged or sold by Concord decline, which decline is determined, in most cases, by the repurchase counterparty, Concord may be required to provide additional collateral or pay down a portion of the funds advanced.  During 2008, Concord was required to pay down an aggregate of $107.3 million against $412.7 million of outstanding repurchase obligations.  Concord satisfied these amounts with cash flow, borrowings under its KeyBank credit facility and capital contributions from Inland Concord.

All of Concord’s repurchase facilities are recourse to Concord and require Concord to maintain certain loan to asset value ratios, a minimum net worth and minimum liquidity. In addition, all of the repurchase facilities require that Concord pay down borrowings under these facilities as principal payments on the loan assets and loan securities pledged to these facilities are received.

Under the terms of three repurchase facilities, Concord is required to maintain minimum liquidity, comprised of cash and cash equivalents, of at least $10.0 million at all times.  At certain times during the year ended December 31, 2008 and at certain times subsequent to the year ended December 31, 2008, Concord’s cash balance declined to an amount below the $10.0 million minimum liquidity requirements.  On February 22, 2009, Concord modified its repurchase facilities with Column Financial Inc. to eliminate the liquidity covenant and on  February 24, 2009, Concord received a waiver of the retrospective covenant as well as a waiver of  the liquidity requirement through June 30, 2009 from Greenwich Capital Financial Products, Inc.

The following table summarizes Concord’s repurchase facilities at December 31, 2008 (in thousands):

Counterparty	Maximum Outstanding Balance		Outstanding Balance	Interest Rate – LIBOR Plus	Maturity Date		Carrying Value of Loan Assets Securing Facility
Greenwich (1)	$21,516		$21,516	100 bps	12/09		$36,452
Greenwich (1)	59,613		59,613	100 bps	2/12		71,417
Column (1)	15,000		15,000	100 bps	3/09	(4)	25,880
Column (2)	150,000	(4)	144,475	85-135 bps (3)	3/11		261,981

(1)	Repurchase facilities cover specific loan assets and may not be used for any other loan assets.
(2)
Repurchase facility may be used for multiple loan assets and loan securities subject to the repurchase counterparty’s consent.  Repurchase counterparties have advised that no additional advance will be made except, if at all, in connection with loans assets or debt securities acquired for the repurchase counterparty.

(3)	Interest rate is based on type of loan asset or loan security for which financing is provided. Weighted average interest rate on the Column repurchase facility at December 31, 2008 was 1.49%.
(4)
In February 2009, the $15,000 asset-specific repurchase agreement was terminated and the asset which was subject to this repurchase agreement was added to the multiple loan asset repurchase agreement and the maximum outstanding balance was increased to $165,000.  The multiple loan asset repurchase agreement was modified to provide that the interest rate, maturity date and advance rate, with respect to the asset added to the multiple loan asset repurchase facility, would remain as it was under the specific repurchase agreement.

Concord utilizes interest rate swaps to manage interest rate risk.  At December 31, 2008, Concord had $203.3 million of notional amounts of hedges.  The three counterparties of these arrangements are major financial institutions.  Concord is exposed to credit risk in the event of non-performance by these counterparties.

Contractual Obligations

The following summarizes the Company’s principal contractual obligations as of December 31, 2008 ($000’s):

	2009	2010	2011	2012	2013	2014 and Thereafter	Total
Notes payable(2)(3)(5)(6)	$305,464	$145,151	$119,901	$433,159	$318,587	$1,056,987	$2,379,249
Contract rights payable	229	491	540	593	652	12,271	14,776
Purchase obligations (4)	—	—	6,802	—	—	—	6,802
Operating lease obligations(1)	3,111	2,867	2,479	604	451	3,214	12,726
	$308,804	$148,509	$129,722	$434,356	$319,690	$1,072,472	$2,413,553

(1)
Includes ground lease payments and office rent. Amounts disclosed do not include rents that adjust to fair market value. In addition certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

(2)	We have $1.7 million in outstanding letters of credit.

(3)	Includes balloon payments.

(4)	Represents the December 31, 2008 fair value of the remaining forward purchase equity commitment which must be settled by October 2011.

(5)	Subsequent to December 31, 2008, $199,280 of 2009 maturities have been extended to 2011.

(6)	2013 amounts are shown net of $4,158 discount.

We may be required to fund up to $37.5 million of additional capital to Lex-Win Concord as required by its limited liability company agreement.  We may be required to fund up to $22.5 million of additional capital to NLS as required by its limited partnership agreement.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of December 31, 2008 and 2007, our consolidated variable rate indebtedness was approximately $199.3 million and $213.6 million, respectively, which represented 8.4% and 7.0% of total long-term indebtedness, respectively.  During 2008 and 2007, our variable rate indebtedness had a weighted average interest rate of 3.7% and 7.0%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for 2008 and 2007 would have been increased by approximately $2.0 million and $1.5 million, respectively. As of December 31, 2008 and 2007, our consolidated fixed rate debt, including discontinued operations, was approximately $2.2 billion and $2.8 billion respectively, which represented 91.6% and 93.0%, respectively, of total long-term indebtedness.

     For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved.  However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values.  The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of December 31, 2008 and are indicative of the interest rate environment as of December 31, 2008, and do not take into consideration the effects of subsequent interest rate fluctuations.  Accordingly, we estimate that the fair value of our fixed rate debt is $1.9 billion as of December 31, 2008.

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

In assessing the effectiveness of our internal controls over financial reporting, management used as guidance the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal controls over financial reporting are effective as of December 31, 2008.

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

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal controls over financial reporting. KPMG LLP has issued a report which is included on page 62 of this Annual Report.

Item 8.  Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES
INDEX

Page
Reports of Independent Registered Public Accounting Firm	61-62
Consolidated Balance Sheets as of December 31, 2008 and 2007	63
Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	64
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2008, 2007 and 2006	65
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007 and 2006	66
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	67
Notes to Consolidated Financial Statements	68-96
Financial Statement Schedule
Schedule III — Real Estate and Accumulated Depreciation	97-100

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited the accompanying consolidated financial statements of Lexington Realty Trust and subsidiaries (the “Company”), as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Lex-Win Concord LLC (“Concord”), a 50 percent-owned investee company. The Company’s investment in Concord at December 31, 2008 was $109.6 million, and its equity in losses of Concord and other comprehensive loss attributable to Concord was $30.2 million and $6.1 million, respectively, for the year then ended. The financial statements of Concord were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Concord, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

New York, New York
March 1, 2009

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust’s (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as listed in the accompanying index, and our report dated March 1, 2009 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

New York, New York
March 1, 2009

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets
($000 except per share amounts)
As of December 31,

	2008	2007
ASSETS
Real estate, at cost:
Buildings and building improvements	$3,106,784	$3,388,421
Land and land estates	617,762	694,020
Land improvements	797	893
Fixtures and equipment	8,089	11,944
Construction in progress	22,756	13,819
	3,756,188	4,109,097
Less: accumulated depreciation and amortization	461,661	379,831
	3,294,527	3,729,266
Properties held for sale — discontinued operations	8,150	150,907
Intangible assets (net of accumulated amortization of $283,926 in 2008 and $181,190 in 2007)	343,192	516,698
Cash and cash equivalents	67,798	412,106
Restricted cash	31,369	41,026
Investment in and advances to non-consolidated entities	179,133	226,476
Deferred expenses (net of accumulated amortization of $13,994 in 2008 and $12,154 in 2007)	35,904	42,040
Notes receivable	68,812	69,775
Rent receivable — current	19,829	25,289
Rent receivable — deferred	19,255	15,303
Other assets, net	37,919	36,277
	$4,105,888	$5,265,163
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Mortgages and notes payable	$2,033,854	$2,312,422
Exchangeable notes payable	211,000	450,000
Trust preferred securities	129,120	200,000
Contract rights payable	14,776	13,444
Dividends payable	24,681	158,168
Liabilities — discontinued operations	6,142	119,093
Accounts payable and other liabilities	33,814	49,442
Accrued interest payable	16,345	23,507
Deferred revenue – below market leases (net of accretion of $36,474 in 2008 and $14,076 in 2007)	121,722	217,389
Prepaid rent	20,126	16,764
	2,611,580	3,560,229
Minority interests	94,996	765,863
	2,706,576	4,326,092
Commitments and contingencies (Notes 8, 9, 11, 12, 14, & 16)

Shareholders’ equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares;
Series B Cumulative Redeemable Preferred, liquidation preference, $79,000, 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $129,915 and $155,000; 2,598,300 and 3,100,000 shares issued and outstanding in 2008 and 2007, respectively	126,217	150,589
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Special Voting Preferred Share, par value $0.0001 per share; 1 share authorized, issued and outstanding in 2007	—	—
Common shares, par value $0.0001 per share, authorized 400,000,000 shares, 100,300,238 and 61,064,334 shares issued and outstanding in 2008 and 2007, respectively	10	6
Additional paid-in-capital	1,624,463	1,033,332
Accumulated distributions in excess of net income	(561,817)	(468,167)
Accumulated other comprehensive income (loss)	(15,650)	(2,778)
Total shareholders’ equity	1,399,312	939,071
	$4,105,888	$5,265,163
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
($000 except per share amounts)
Years ended December 31,

	2008	2007	2006
Gross revenues:
Rental	$396,546	$373,877	$164,557
Advisory and incentive fees	1,432	13,567	4,555
Tenant reimbursements	43,253	32,214	16,851
Total gross revenues	441,231	419,658	185,963
Expense applicable to revenues:
Depreciation and amortization	(239,899)	(228,050)	(74,280)
Property operating	(82,187)	(58,764)	(30,268)
General and administrative	(30,515)	(39,334)	(35,500)
Non-operating income	24,410	11,448	3,671
Interest and amortization expense	(156,063)	(162,028)	(63,282)
Debt satisfaction gains (charges), net	65,651	(1,209)	(216)
Change in value of forward equity commitment	(2,128)	—	—
Gains on sales of properties - affiliates	31,806	17,864	—
Income (loss) before benefit (provision) for income taxes, minority interests, equity in earnings (losses) of non-consolidated entities and discontinued operations	52,306	(40,415)	(13,912)
Benefit (provision) for income taxes	(3,008)	(3,288)	237
Minority interests’ share of (income) loss	3,131	1,110	(358)
Equity in earnings (losses) of non-consolidated entities	(43,305)	46,467	4,248
Income (loss) from continuing operations	9,124	3,874	(9,785)
Discontinued operations
Income from discontinued operations	753	28,948	16,356
Provision for income taxes	(506)	(3,413)	(73)
Debt satisfaction gains (charges), net	3,062	(7,950)	11,935
Gains on sales of properties	13,151	92,878	22,866
Impairment charges	(16,519)	(17,170)	(35,430)
Minority interests’ share of (income) loss	(600)	(20,316)	1,884
Total discontinued operations	(659)	72,977	17,538
Net income	8,465	76,851	7,753
Dividends attributable to preferred shares — Series B	(6,360)	(6,360)	(6,360)
Dividends attributable to preferred shares — Series C	(8,852)	(10,075)	(10,075)
Dividends attributable to preferred shares — Series D	(11,703)	(10,298)	—
Redemption discount – Series C	5,678	—	—
Net income (loss) allocable to common shareholders	$(12,772)	$50,118	$(8,682)
Income (loss) per common share — basic:
Income (loss) from continuing operations, after preferred dividends	$(0.18)	$(0.35)	$(0.50)
Income (loss) from discontinued operations	(0.01)	1.12	0.33
Net income (loss) allocable to common shareholders	$(0.19)	$0.77	$(0.17)
Weighted average common shares outstanding — basic	67,872,590	64,910,123	52,163,569
Income (loss) per common share — diluted:
Income (loss) from continuing operations, after preferred dividends	$(0.18)	$(0.35)	$(0.50)
Income (loss) from discontinued operations	(0.01)	1.12	0.33
Net income (loss) allocable to common shareholders	$(0.19)	$0.77	$(0.17)
Weighted average common shares outstanding — diluted	67,872,590	64,910,123	52,163,569

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
($000)
Years ended December 31,

	2008	2007	2006
Net income	$8,465	$76,851	$7,753
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities, net	107	(896)	789
Change in unrealized gain (loss) in foreign currency translation	(96)	371	484
Change in share of unrealized loss on investments in non-consolidated entities, net of minority interest share, net	(5,800)	(3,526)	—
Change in unrealized loss on interest rate swap, net of minority interest share, net	(2,064)	—	—
Less reclassification of minority interest accumulated other comprehensive loss	(5,019)	—	—
Other comprehensive income (loss)	(12,872)	(4,051)	1,273
Comprehensive income (loss)	$(4,407)	$72,800	$9,026

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
($000 except per share amounts)
Years ended December 31,

	Number of Preferred Shares	Amount	Number of Common Shares	Amount	Additional Paid-in Capital	Deferred Compensation, Net	Accumulated Distributions In Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2005	6,260,000	$226,904	52,155,855	$5	$848,564	$(11,401)	$(172,762)	$—	$891,310
Net income	—	—	—	—	—	—	7,753	—	7,753
Adoption of new accounting principle (Note 2)	—	—	—	—	(11,401)	11,401	—	—	—
Dividends — common shareholders	—	—	—	—	—	—	(109,088)	—	(109,088)
Dividends — preferred shareholders	—	—	—	—	—	—	(20,543)	—	(20,543)
Issuance of common shares, net	—	—	16,895,926	2	351,737	—	—	—	351,739
Issuance of special voting preferred	1	—	—	—	—	—	—	—	—
Other comprehensive income	—	—	—	—	—	—	—	1,273	1,273
Balance at December 31, 2006	6,260,001	226,904	69,051,781	7	1,188,900	—	(294,640)	1,273	1,122,444
Net income	—	—	—	—	—	—	76,851	—	76,851
Dividends — common shareholders	—	—	—	—	—	—	(223,746)	—	(223,746)
Dividends — preferred shareholders	—	—	—	—	—	—	(26,733)	—	(26,733)
Issuance of common shares, net	—	—	1,608,369	—	34,554	—	101	—	34,655
Repurchase of common shares	—	—	(9,595,816)	(1)	(190,122)	—	—	—	(190,123)
Issuance of preferred shares, net	6,200,000	149,774	—	—	—	—	—	—	149,774
Other comprehensive income (loss)	—	—	—	—	—	—	—	(4,051)	(4,051)
Balance at December 31, 2007	12,460,001	376,678	61,064,334	6	1,033,332	—	(468,167)	(2,778)	939,071
Net income	—	—	—	—	—	—	8,465	—	8,465
Dividends — common shareholders	—	—	—	—	—	—	(80,904)	—	(80,904)
Dividends — preferred shareholders	—	—	—	—	—	—	(26,915)	—	(26,915)
Redemption discount – Series C	—	—	—	—	—	—	5,678	—	5,678
Retirement of special voting preferred	(1)	—	—	—	—	—	—	—	—
Issuance of common shares, net	—	—	40,415,704	4	607,984	—	26	—	608,014
Repurchase of common shares	—	—	(1,179,800)	—	(16,853)	—	—	—	(16,853)
Repurchase of preferred shares	(501,700)	(24,372)	—	—	—	—	—	—	(24,372)
Other comprehensive income (loss)	—	—	—	—	—	—	—	(12,872)	(12,872)
Balance at December 31, 2008	11,958,300	$352,306	100,300,238	$10	$1,624,463	$—	$(561,817)	$(15,650)	$1.399,312

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
($000 except per share amounts)
Years ended December 31,

	2008	2007	2006
Cash flows from operating activities:
Net income	$8,465	$76,851	$7,753
Adjustments to reconcile net income to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	248,928	253,535	84,734
Minority interests	(2,531)	19,206	(1,525)
Gains on sales of properties	(44,957)	(110,742)	(22,866)
Debt satisfaction charges (gains), net	(68,830)	2,250	(14,761)
Impairment charges	16,519	17,170	35,430
Straight-line rents	2,114	16,151	(4,923)
Other non-cash charges	5,093	16,774	17,233
Equity in (earnings) losses of non-consolidated entities	43,305	(46,474)	(4,186)
Distributions of accumulated earnings from non-consolidated entities	1,697	7,930	8,058
Deferred tax assets, net	1,313	2,358	(738)
(Decrease) increase in accounts payable and other liabilities	(9,129)	4,999	1,999
Change in rent receivable and prepaid rent, net	22,829	12,378	(3,521)
(Decrease) increase in accrued interest payable	(6,026)	15,193	1,383
Other adjustments, net	11,411	72	3,950
Net cash provided by operating activities	230,201	287,651	108,020
Cash flows from investing activities:
Net proceeds from sales/transfers of properties	238,600	423,634	76,627
Net proceeds from sales of properties-affiliates	95,576	126,628	—
Purchase of minority interests	(5,311)	—	—
Cash paid relating to Merger	—	—	(12,395)
Investments in real estate including intangible assets	(94,610)	(163,746)	(173,661)
Investments in and advances to non-consolidated entities	(18,388)	(97,942)	(9,865)
Acquisition of interest in certain non-consolidated entities	—	(366,614)	—
Acquisition of additional interest in LSAC	—	(24,199)	(42,619)
Collection of notes from affiliate	—	—	8,300
Issuance of notes receivable to affiliate	—	—	(8,300)
Principal payments received on loans receivable	1,468	8,499	—
Real estate deposits	223	1,756	359
Investment in notes receivable	(1,000)	—	(11,144)
Proceeds from the sale of marketable equity securities	2,506	29,462	—
Investment in marketable equity securities	—	(723)	(5,019)
Distribution from non-consolidated entities in excess of accumulated earnings	26,355	9,457	19,640
Increase in deferred leasing costs	(11,988)	(5,713)	(1,737)
Change in escrow deposits and restricted cash	(3,303)	28,011	5,734
Net cash provided by (used in) investing activities	230,128	(31,490)	(154,080)
Cash flows from financing activities:
Proceeds of mortgages and notes payable	13,700	246,965	147,045
Change in credit facility borrowing, net	25,000	(65,194)	65,194
Dividends to common and preferred shareholders	(241,306)	(137,259)	(93,681)
Dividend reinvestment plan proceeds	—	5,652	12,525
Repurchase of exchangeable notes	(169,479)	—	—
Repurchase of trust preferred securities	(44,561)	—	—
Principal payments on debt, excluding normal amortization	(242,679)	(665,124)	(82,010)
Principal amortization payments	(64,552)	(73,351)	(28,966)
Debt deposits	—	—	291
Proceeds from term loan	70,000	225,000	—
Proceeds from trust preferred securities	—	200,000	—
Proceeds from exchangeable notes	—	450,000	—
Issuance of common/preferred shares	47,014	149,898	272
Repurchase of common and preferred shares	(24,374)	(190,123)	(11,159)
Contributions from minority partners	1,957	—	810
Cash distributions to minority partners	(158,930)	(84,858)	(8,554)
Increase in deferred financing costs	(2,712)	(18,707)	(1,169)
Swap termination costs	(415)	—	—
Payments on forward purchase of common shares	(12,825)	—	—
Purchases of partnership units	(475)	(3,926)	(115)
Net cash (used in) provided by financing activities	(804,637)	38,973	483
Cash acquired in co-investment program acquisition	—	20,867	—
Cash associated with sale of interest in entity	—	(1,442)	—
Cash attributable to newly consolidated entity	—	—	31,985
Cash attributable to Merger	—	—	57,624
Change in cash and cash equivalents	(344,308)	314,559	44,032
Cash and cash equivalents, beginning of year	412,106	97,547	53,515
Cash and cash equivalents, end of year	$67,798	$412,106	$97,547

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements
($000 except per share/unit amounts)
December 31, 2008 and 2007

(1)  The Company

Lexington Realty Trust, formerly Lexington Corporate Properties Trust (the “Company”), is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of net leased office, industrial and retail properties and provides investment advisory and asset management services to investors in the net lease area. As of December 31, 2008, the Company had ownership interests in approximately 225 consolidated properties located in 41 states and the Netherlands. The real properties owned by the Company are generally subject to triple net leases to tenants, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses. As of December 31, 2007, the Company had ownership interests in approximately 280 consolidated properties in 42 states and the Netherlands.

On December 31, 2006, the Company completed its merger (the “Merger”) with Newkirk Realty Trust, Inc., (“Newkirk”). Newkirk’s primary business was similar to the primary business of the Company. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership (“MLP”). Newkirk was the general partner and owned 31.0% of the units of limited partner interest in the MLP (the “MLP units”). In connection with the Merger, the Company changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership and an affiliate of the Company became the general partner of the MLP and another affiliate of the Company became the holder of a 31.0% ownership interest in the MLP.

In the Merger, Newkirk merged with and into the Company, with the Company as the surviving entity. Each share of Newkirk’s common stock was exchanged for 0.80 common shares of the Company, and the MLP effected a 1.0 for 0.80 reverse unit-split, resulting in 35.5 million MLP units applicable to the minority interest being outstanding after the Merger. Each MLP unit was redeemable at the option of the holder for cash based on the value of a common share of the Company or, at the Company’s election, on a one-for-one basis into Lexington common shares. On December 31, 2008, the remaining 6.4 million MLP units were redeemed for Lexington common shares, the Company became the sole owner of the MLP and the MLP was merged into the Company and ceased to exist.  The acquisition of the remaining MLP units was recorded at the minority interests’ carrying value.

The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS are subject to federal income taxes on the income from these activities.

The Company conducts its operations either directly or through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of a limited partner that holds a majority of the limited partnership interests (“OP units”) or through Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. As of December 31, 2008, there were three operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”), (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”), and Net 3 Acquisition L.P. (“Net 3”).

(2)  Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The Company’s consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, LRA and Six Penn Center L.P.  The MLP, formerly an operating partnership subsidiary, was merged with and into the Company as of December 31, 2008.  Lexington Contributions, Inc. (“LCI”) and Lexington Strategic Asset Corp. (“LSAC”), each a formerly majority owned TRS, were merged with and into the Company as of March 25, 2008 and June 30, 2007, respectively. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”) and/or Emerging Issues Task Force (“EITF”) 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity the Company applies the guidance in EITF 04-05, and if the Company controls the entity’s voting shares or similar rights as determined in EITF 04-05, the entity is consolidated.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

Recently Issued Accounting Standards.  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 Accounting for Income Taxes (“SFAS 109”). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have an impact on the Company’s consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, as amended (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which were deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS No. 13 Accounting for Leases, as Amended (“SFAS 13”) and related standards.  SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the Company’s assessment of fair value. The adoption of the effective portions of this statement did not have a material impact on the Company’s financial position, results of operations or cash flows. The implementation of this statement as it relates to non-financial assets and liabilities is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The following table presents the Company’s financial assets and liabilities measured at fair value as of December 31, 2008, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using

	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance December 31, 2008
Forward purchase equity asset	$—	$10,698	$—	$10,698

Interest rate swap liability	$—	$7,055	$—	$7,055

Although the Company has determined that the majority of the inputs used to value its swap obligation fall within Level 2 of the fair value hierarchy, the credit valuation associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Company has determined that the credit valuation adjustment relative to the overall swap obligation is not significant.  As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but other observable inputs.

In September 2006, the Securities and Exchange Commission (the “SEC”) released Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statements misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Company to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Company adopted SAB 108 for the year ended December 31, 2006, and its adoption had no impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial assets and liabilities and certain other items at fair value. An enterprise will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument-by-instrument basis, with several exceptions, such as investments accounted for by the equity method, and once elected, the option is irrevocable unless a new election date occurs. The fair value option can be applied only to entire instruments and not to portions thereof. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company did not elect to adopt the optional fair value provisions of this pronouncement and thus it did not have an impact on the Company’s financial position, results of operations or cash flows.

In June 2007, the SEC announced revisions to EITF Topic D-98 related to the release of SFAS 159, pursuant to which the SEC will no longer accept liability classification for financial instruments that meet the conditions for temporary equity classification under ASR 268, Presentation in Financial Statements of “Redeemable Preferred Stocks” and EITF Topic No. D-98. As a result, the fair value option under SFAS 159 may not be applied to any financial instrument (or host contract) that qualifies as temporary equity. This is effective for all instruments that are entered into, modified, or otherwise subject to a remeasurement event in the first fiscal quarter beginning after September 15, 2007. As the Company did not adopt the fair value provisions of SFAS 159, the adoption of this announcement did not have a material impact on the Company’s financial positions.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R is effective for acquisitions in periods beginning on or after December 15, 2008.  The adoption of this standard could materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to current practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 will require noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 is effective for periods beginning on or after December 15, 2008. The adoption of this statement will result in the minority interest currently classified in the “mezzanine” section of the balance sheet to be reclassified as a component of shareholders’ equity, and minority interest’s share of income or loss will no longer be recorded in the statement of operations.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

In May 2008, the FASB issued FASB Staff Position (“FSP”) No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-1").  FSP 14-1 is applicable to issuers of convertible debt that may be settled wholly or partly in cash.  The adoption of FSP 14-1 will affect the accounting for the Company’s 5.45% Exchangeable Guaranteed Notes issued in 2007.  FSP 14-1 requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an equity component representing the conversion feature.  The resulting discount will be amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  FSP 14-1 is effective for fiscal years beginning after December 31, 2008, and requires retroactive application.  The adoption of FSP 14-1 will result in recognition of an aggregate unamortized debt discount of $6,926 and $19,462 as of December 31, 2008 and 2007, respectively, in the Company’s Consolidated Balance Sheets and additional interest expense in the Company’s Consolidated Statements of Operations for the years then ended.  The current estimate of the incremental interest expense and debt satisfaction gain reduction, net of minority interest, for each reporting period is as follows:

For the year ended December 31	Interest expense	Debt satisfaction gain reduction
2006	$—		$—
2007	$1,602		$—
2008	$1,997	$	(3,714)

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1").  FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share.  FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Management does not believe that the adoption of FSP 03-6-1 will have an impact on the Company’s financial statements as the number of unvested shares is not material.

In October 2008, the FASB issued FASB Staff Position FAS 157-3 (“FSP FAS 157-3”), Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active, which clarifies the application of FASB 157, Fair Value Measurements, in a market that is not active.  Among other things, FSP FAS 157-3 clarifies that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales.  In cases where the volume and level of trading activity for an asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment.  In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset.  Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 was effective upon issuance and includes prior periods for which financial statements have not been issued.  The Company has adopted FSP FAS 157-3, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”).  EITF 08-6 addresses questions about the potential effect of FASB Statement No. 141R, Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on equity-method accounting under Accounting Principles Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”).  EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment.  EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18.  EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively.  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”).  This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities.  The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity.  FSP FAS 140-4 and FIN 46R-8 is effective for the first interim period or fiscal year ending after December 15, 2008.  The Company does not believe that the adoption of FSP FAS 140-4 and FIN 46R-8 will have an impact on the Company’s financial statements as the Company does not have significant variable interests.

Use of Estimates.  Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and assumptions are based on management’s best estimates and judgment.  Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions.  Management adjusts such estimates when facts and circumstances dictate.  The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of impairment of long-lived assets and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Business Combinations.  The Company follows the provisions of SFAS No. 141, Business Combinations (“SFAS 141”) and records all assets acquired and liabilities assumed at fair value. On December 31, 2006, the Company acquired Newkirk which was a variable interest entity (VIE). The Company follows the provisions of FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”), and as a result has recorded the minority interest in Newkirk at estimated fair value on the date of acquisition. The value of the consideration issued in common shares is based upon a reasonable period before and after the date that the terms of the Merger were agreed to and announced.

Purchase Accounting for Acquisition of Real Estate.  The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and  management’s estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

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

Revenue Recognition.  The Company recognizes revenue in accordance with SFAS 13. SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination payments  as a component of rental revenue in the period received, provided that there are no further obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66 Accounting for Sales of Real Estate, as amended (“SFAS 66”). The specific timing of the sale is measured against various criteria in SFAS 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third party ownership interest in accordance with SFAS 66.

Accounts Receivable.  The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2008 and 2007, the Company’s allowance for doubtful accounts was not significant.

Impairment of Real Estate.  The Company evaluates the carrying value of all tangible and intangible assets held when a triggering event under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine if an impairment has occurred which would require the recognition of a loss. The evaluation includes estimating and reviewing anticipated future cash flows to be derived from the asset. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

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

Impairment of Equity Method Investments.  The Company assesses whether there are indicators that the value of its equity method investments may be impaired.  An investment’s value is impaired if the Company determines that a decline in the value of the investment below its carrying value is other than temporary.   To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the estimated value of the investment.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

Investments in Debt Securities.  Investments in debt securities are classified as held-to-maturity, reported at amortized cost and are included with other assets in the accompanying Consolidated Balance Sheets and amounted to $15,447 and $15,926 at December 31, 2008 and 2007, respectively. A decline in the market value of any held-to-maturity security below cost that is deemed to be other-than-temporary results in an impairment and would reduce the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the investee, and the general market condition in the geographic area or industry the investee operates in.

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

Derivative Financial Instruments.  The Company accounts for its interest rate swap agreements in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended and interpreted (“SFAS 133”). In accordance with SFAS 133, these agreements are carried on the balance sheet at their fair value, as an asset, if their fair value is positive, or as a liability, if their fair value is negative. If the interest rate swap is designated as a cash flow hedge, the effective portion of the swap’s change in fair value is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap agreements and the hedged liability. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective, as defined by SFAS 133. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedge item (including forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. The Company may utilize interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative trading purposes.

Stock Compensation.  The Company maintains an equity participation plan.  Options granted under the plan in 2008 vest upon attainment of certain market performance measures and expire ten years from the date of grant.  Non-vest share grants generally vest either based upon (i) time (ii) performance and/or (iii) market conditions.

Prior to January 1, 2003, the Company accounted for the plan under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation (an interpretation of APB Opinion No. 25).  Effective January 1, 2003, the Company adopted the prospective method provisions of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure an Amendment of FASB Statement No. 123 (“SFAS No. 148”), which applies the recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”) to all employee awards granted, modified or settled after January 1, 2003.

During December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which is a revision of Statement 123.  SFAS No. 123(R) supersedes APB Opinion 25.  Generally, the approach in SFAS No. 123(R) is similar to the approach described in Statement 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values.  Pro-forma disclosure is no longer an alternative under SFAS No. 123(R).  SFAS No. 123(R) was effective for fiscal years beginning after December 31, 2005.  The Company began expensing stock based employee compensation with its adoption of the prospective method provisions of SFAS No. 148, effective January 1, 2003, as a result, the adoption of SFAS No. 123(R) did not have a material impact on the Company’s financial position or results of operations.

Tax Status.  The Company has made an election to qualify, and believes it is operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, the Company generally will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under Sections 856 through 860 of the Code.

The Company is permitted to participate in certain activities from which it was previously precluded in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries under the Code. LRA is, and LCI and LSAC were, taxable REIT subsidiaries. As such, the Company is subject to federal and state income taxes on the income from these activities.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

A summary of the average taxable nature of the Company’s common dividends for each of the years in the three year period ended December 31, 2008, is as follows:

	2008	2007		2006
Total dividends per share	$2.25408 (ii)	$2.93342	(i)(ii)	$1.46
Ordinary income	62.24%	42.36%		68.89%
15% rate — qualifying dividend	0.66%	2.50		0.77
15% rate gain	14.12%	35.62		7.97
25% rate gain	9.56%	19.52		5.13
Return of capital	13.42%	—		17.24
	100.00%	100.00%		100.00%

(i)	Includes the special dividend of $0.2325 paid in January 2007 and a portion of the special dividend of $2.10 paid in January 2008.
(ii)	Of the total dividend paid in January 2008, $1.21092 is allocated to 2007 and $1.26408 is allocated to 2008.

A summary of the average taxable nature of the Company’s dividend on Series B Cumulative Redeemable Preferred Shares for each of the years in the three year period ended December 31, 2008, is as follows:

	2008	2007	2006
Total dividends per share	$2.0125	$2.0125	$2.0125
Ordinary income	71.90%	42.36%	83.24%
15% rate — qualifying dividend	0.76%	2.50	0.93
15% rate gain	16.30%	35.62	9.63
25% rate gain	11.04%	19.52	6.20
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company’s dividend on Series C Cumulative Convertible Preferred Shares for each of the years in the three year period ended December 31, 2008, is as follows:

	2008	2007	2006
Total dividends per share	$7.63976 (i)	$3.25	$3.25
Ordinary income	66.35%	42.36%	83.24%
15% rate — qualifying dividend	0.70%	2.50	0.93
15% rate gain	15.05%	35.62	9.63
25% rate gain	10.19%	19.52	6.20
Return of capital	7.71%	—	—
	100.00%	100.00%	100.00%

(i)	Includes deemed distribution of $4.38976 due to an adjustment to the conversion rate.

A summary of the average taxable nature of the Company’s dividend on Series D Cumulative Redeemable Preferred shares for the years in the two-year period ended December 31, 2008, is as follows:

	2008	2007
Total dividends per share	$1.415625 (i)	$1.662049
Ordinary income	71.90%	42.36%
15% rate — qualifying dividend	0.76%	2.50
15% rate gain	16.30%	35.62
25% rate gain	11.04%	19.52
	100.00%	100.00%

(i)	Dividend paid in January 2008 is allocated to 2007.

Cash and Cash Equivalents.  The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash.  Restricted cash is comprised primarily of cash balances held by lenders and amounts deposited to complete tax-free exchanges.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

Environmental Matters.  Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2008 and 2007, the Company was not aware of any environmental matter that could have a material impact on the Company’s financial position, results of operations or cash flows.

Segment Reporting.  The Company operates generally in one industry segment, investment in net-leased real properties.

Reclassifications.  Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation, including reclassifying certain income statement captions for properties held for sale as of December 31, 2008 and properties sold during 2008, which are presented as discontinued operations.

 (3)  Earnings Per Share

The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three year period ended December 31, 2008:

	2008	2007	2006
BASIC
Income (loss) from continuing operations	$9,124	$3,874	$(9,785)
Less preferred dividends	(21,237)	(26,733)	(16,435)
Income (loss) attributable to common shareholders from continuing operations	(12,113)	(22,859)	(26,220)
Total income (loss) from discontinued operations	(659)	72,977	17,538
Net income (loss) attributable to common shareholders	$(12,772)	$50,118	$(8,682)
Weighted average number of common shares outstanding - basic	67,872,590	64,910,123	52,163,569
Income (loss) per common share — basic:
Income (loss) from continuing operations	$(0.18)	$(0.35)	$(0.50)
Income (loss) from discontinued operations	(0.01)	1.12	0.33
Net income (loss)	$(0.19)	$0.77	$(0.17)
DILUTED
Income (loss) attributable to common shareholders from continuing operations — basic	$(12,113)	$(22,859)	$(26,220)
Add — incremental loss attributable to assumed conversion of dilutive securities	—	—	—
Income (loss) attributable to common shareholders from continuing operations	(12,113)	(22,859)	(26,220)
Income (loss) from discontinued operations	(659)	72,977	17,538
Net income (loss) attributable to common shareholders	$(12,772)	$50,118	$(8,682)
Weighted average number of shares used in calculation of basic earnings per share	67,872,590	64,910,123	52,163,569
Add — incremental shares representing:
Shares issuable upon exercise of employee share options/non-vested shares	—	—	—
Shares issuable upon conversion of dilutive securities	—	—	—
Weighted average number of common shares – diluted	67,872,590	64,910,123	52,163,569
Income (loss) per common share — diluted:
Income (loss) from continuing operations	$(0.18)	$(0.35)	$(0.50)
Income (loss) from discontinued operations	(0.01)	1.12	0.33
Net income (loss)	$(0.19)	$0.77	$(0.17)

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During the second quarter of 2008, the Company redeemed 501,700 shares of 6.50% Series C Cumulative Convertible Preferred stock (“Series C Preferred”) at a $5,678 discount to their historical cost basis.  In accordance with EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock, this discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to the common shareholders and, accordingly, it has been added to net income to arrive at net income allocable to common shareholders for the year ended December 31, 2008.

In accordance with EITF D-53, Computation of Earnings Per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock, for purposes of computing diluted earnings per share for the year ended December 31, 2008, the discount on redemption has been subtracted from net income allocable to common shareholders in the incremental loss attributed to assumed conversion of dilutive securities, and the Series C shares have been assumed redeemed for common shares at the beginning of the period.  The Company determined that the Series C Preferred shares that were not redeemed were not dilutive to basic earnings per share.

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)  Investments in Real Estate and Intangible Assets

During 2008 and 2007, the Company made acquisitions, excluding (1) properties acquired from the acquisition of the four former co-investment programs, and (2) acquisitions made directly by non-consolidated entities (including LSAC), totaling $57,488 and $131,532, respectively.

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

Lexington Acquiport Company LLC (“LAC”) and Lexington Acquiport Company II LLC (“LAC II”)

On June 1, 2007, the Company entered into purchase agreements with the Common Retirement Fund of the State of New York, its 66.67% partner in one of its co-investment programs, LAC, and 75% partner in another of its co-investment programs, LAC II, and acquired the interests in LAC and LAC II it did not already own through a cash payment of approximately $277,400 and the assumption of approximately $515,000 in non-recourse mortgage debt. Accordingly, the Company became the sole owner of the 26 primarily single tenant net leased real estate properties owned collectively by LAC and LAC II. The debt assumed by the Company bears interest at stated rates ranging from 5.0% to 8.2% with a weighted-average stated rate of 6.2% and matures at various dates ranging from 2009 to 2021.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

During 2007, the Company formed a new co-investment program. See note 8 for a discussion of this transaction.

For properties acquired during 2008, the components of intangible assets and their respective weighted average lives are as follows:

	Costs	Weighted Average Life (yrs)
Lease origination costs	$4,830	12.1
Customer relationships	2,161	10.8
	$6,991

As of December 31, 2008 and 2007, the components of intangible assets, are as follows:

	2008	2007
Lease origination costs	$362,712	$404,820
Customer relationships	165,009	178,716
Above-market leases	99,397	114,352
	$627,118	$697,888

The estimated amortization of the above intangibles for the next five years is $70,445 in 2009, $54,184 in 2010, $49,172 in 2011, $38,720 in 2012 and $27,529 in 2013.

Below-market leases, net of accretion, which are included in deferred revenue, are $121,284 and $216,923, respectively in 2008 and 2007. The estimated accretion for the next five years is $10,436 in 2009, $8,616 in 2010, $8,482 in 2011, $8,132 in 2012 and $7,680 in 2013.

(5)  Newkirk Merger

On December 31, 2006, Newkirk merged with and into the Company pursuant to an Agreement and Plan of Merger dated as of July 23, 2006. The Company believes this strategic combination of two real estate companies achieved key elements of its then strategic business plan. The Company believed that the Merger enhanced its property portfolio in key markets, reduced its exposure to any one property or tenant credit, enabled the Company to gain immediate access to a debt platform and will allow it to build on its existing customer relationships. At the time of the Merger, Newkirk owned or held an ownership interest in approximately 170 industrial, office and retail properties.

In the Merger, each share of Newkirk common stock was exchanged for 0.8 common shares of the Company. Fractional shares, which were not material, were paid in cash. In connection with the Merger, the Company issued approximately 16.0 million common shares of the Company to former Newkirk stockholders.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The following unaudited pro forma financial information for the year ended December 31, 2006, gives effect to the Merger as if it had occurred on January 1, 2005. The pro forma results are based on historical data and are not intended to be indicative of the results of future operations.

Year Ended December 31,
2006
Total gross revenues	$376,659
Income from continuing operations	586
Net income	34,967
Net income per common share — basic	0.27
Net income per common share — diluted	0.27

Certain non-recurring charges recognized historically by Newkirk have been eliminated for purposes of the unaudited pro forma consolidated information.

On December 31, 2008, the remaining MLP units were redeemed for common shares of the Company, the Company became the sole owner of the MLP, and the MLP ceased to exist.

(6)  Discontinued Operations and Assets Held For Sale

At December 31, 2008, the Company had held for sale assets of $8,150, which represented the assets of one property and the receivables from recently sold properties.  The Company had held for sale liabilities of $6,142 as of December 31, 2008, which included the liabilities of one property and the payables of recently sold properties, including a mortgage note payable of $5,275 which was due to mature in 2009.  As of December 31, 2007, the Company had three properties held for sale, with aggregate assets of $150,907 and aggregate liabilities, principally mortgage notes payable and below market lease obligations, of $119,093. In 2008, 2007 and 2006, the Company recorded impairment charges of $16,519, $17,170 and $35,430, respectively, related to discontinued operations.

The Company sold, to unrelated parties, 41 properties in 2008, one of which was conveyed through foreclosure, 53 properties in 2007 and seven properties in 2006, for aggregate net proceeds of $238,600, $423,634 and $76,627, respectively, which resulted in gains in 2008, 2007 and 2006 of $13,151, $92,878 and $22,866, respectively.  These gains are included in discontinued operations.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2008, 2007 and 2006:

	Year Ending December 31,
	2008	2007	2006
Total gross revenues	$10,856	$65,703	$33,329
Pre-tax income (loss), including gains on sales	$(153)	$76,390	$17,611

The provision for income taxes included in discontinued operations in 2007 of $3,413 relates primarily to taxes incurred on the sale of properties by taxable REIT subsidiaries, including C-Corp built in gain taxes. The federal and state portion of the $3,413 is $2,731 and $682, respectively.

During 2008, the Company conveyed one property to a lender in full satisfaction of the $6,516 non-recourse mortgage note payable.  The Company recorded a gain on debt satisfaction of $3,990 and an impairment loss of $4,488 relating to this transaction.

During 2007, the Company sold one property for a sale price of $35,700 and provided $27,700 in secured financing to the buyer at a rate of 6.45%. The note matures in 2015 when a balloon payment of $25,731 is due.

During 2006, the Company conveyed a property to a lender for full satisfaction of a loan and satisfied the related mortgages on properties sold, which resulted in a net debt satisfaction gain of $4,492. In addition, the Company sold one property for a sale price of $6,400 and provided $3,200 in interest only secured financing to the buyer at a rate of 6.0%, which matures in 2017.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

The Company has not treated properties sold to Net Lease Strategic Assets Fund L.P. as discontinued operations as it has continuing involvement with such assets through its partnership interest. In addition, management will not consider assets being marketed for sale as discontinued operations until all criteria of SFAS 144 have been met, including that it is probable that a sale will take place within 12 months.

(7)  Notes Receivable

As of December 31, 2008 and 2007, the Company’s notes receivable, including accrued interest, are comprised primarily of first and second mortgage loans on real estate aggregating $68,812 and $69,775, respectively, bearing interest, including imputed interest, at rates ranging from 3.5% to 16.0% and maturing at various dates between 2011 and 2022.

 (8)  Investment in Non-Consolidated Entities

In 2007 the Company acquired additional shares in LSAC for $16,781 and LSAC paid $7,418 to repurchase its common stock in a tender offer. On June 30, 2007, LSAC was merged with and into Company and ceased to exist.

During 2007, the Company acquired all the interests it did not already own in TNI, LAC, LACII and LION. See note 4.

The Company received a waiver from the SEC from the requirement in Rule 3-09 of Regulation S-K to  provide audited financial statements of LION, which was dissolved in June 2007, for the period January 1, 2007 through May 31, 2007, as long as summarized financial data of LION for such period is provided.

 The following is a summary income statement data for LION for the period January 1, 2007 through May 31, 2007 and the year ended December 31, 2006:

	2007	2006
Gross rental revenues	$21,883	$51,425
Depreciation and amortization	(9,349)	(21,895)
Interest expense	(6,669)	(15,657)
Property operating and other	(5,272)	(12,461)
Income before gain on sale	$593	$1,412

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord LLC (“Lex-Win Concord”)

The Company and WRT Realty L.P. (“Winthrop”) have a co-investment program to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of the parent of Winthrop. The co-investment program was equally owned and controlled by the Company and Winthrop.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During the third quarter of 2008, the Company and Winthrop formed a jointly-owned subsidiary, Lex-Win Concord LLC, and the Company and Winthrop each contributed to Lex-Win Concord all of their right, title, interest and obligations in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO.  Immediately following the contribution, a subsidiary of Inland American Real Estate Trust Inc. ("Inland Concord") entered into an agreement to contribute up to $100,000 in redeemable preferred membership interest over an 18 month period to Concord, of which $76,000 has been contributed as of December 31, 2008.  Lex-Win Concord, as managing member, and Inland Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord.  Under the terms of the agreement, additional contributions by Inland Concord are to be used primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans.  In addition, provided that certain terms and conditions are satisfied, including payment to Inland Concord of a 10% priority return, both the Company and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 through distributions of principal payments from the retirement of existing loans and bonds in Concord's current portfolio.  In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75,000 only if such capital contributions are necessary under certain circumstances.

The Company and Winthrop have invested $162,500 each in Lex-Win Concord. As of December 31, 2008 and 2007, $114,604 and $155,830, respectively, was the Company’s investment in and advances to Lex-Win Concord. All profits, losses and cash flows are distributed in accordance with the respective membership interests.

The following is summary balance sheet data as of December 31, 2008 and 2007 and income statement data for the years ended December 31, 2008 and 2007 for Lex-Win Concord:

	As of 12/31/08	As of 12/31/07
Investments, net of impairments and reserves	$981,635	$1,140,108
Cash, including restricted cash	15,134	19,554
Warehouse debt and credit facilities obligations	320,604	472,324
Collateralized debt obligations	347,525	376,650
Minority interest	76,555	102
Members’ equity	219,208	310,921

	For the Year Ended 12/31/08	For the Year Ended 12/31/07
Interest and other income	$71,733	$68,453
Gain on debt extinguishment	15,603	—
Interest expense, including non-qualifying cash flow hedge	(36,410)	(41,675)
Impairment charges and loan loss reserves	(104,885)	(11,028)
Other expenses and minority interests	(6,455)	(5,554)
Net income (loss)	(60,414)	10,196
Other comprehensive loss	(12,273)	(17,932)
Comprehensive loss	$(72,687)	$(7,736)

Concord’s loan assets are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be other-than-termporarily impaired. Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-market on a quarterly basis based on valuations performed by Concord’s management. During 2008, the management of Concord performed a complete evaluation of its bond and loan portfolio, including an analysis of any underlying collateral supporting these investments. This resulted in a charge to earnings at Concord of $104,885 for the year ended December 31, 2008 relating to other-than-temporary impairments and loan loss reserves.

The Company has determined that as of December 31, 2008, Lex-Win Concord met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The separate financial statements of Lex-Win Concord required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.1 to the Company's Annual Report on Form 10-K.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net lease specialty real estate in the United States. Since the formation of NLS in 2007, the Company has contributed fee and leasehold interests in 19 properties and $15,022 in cash to NLS, and Inland has contributed $216,004 in cash to NLS. In addition, the Company sold, for cash, leasehold interests in 24 properties, plus a 40% tenant-in-common interest in a property, to NLS and recorded an aggregate gain of $31,806 and $19,422 (including the Company’s share of gain on the 40% interest in a property) in 2008 and 2007, respectively, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity. The properties were subject to approximately $339,500 in mortgage debt, which was assumed by NLS.  The mortgage debt assumed by NLS has stated interest rates ranging from 5.1% to 8.5%, with a weighted average interest rate of 6.1%, and maturity dates ranging from 2009 to 2025.  After these transactions, Inland and the Company own 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s preferred equity.

Inland and the Company are currently entitled to a return on/of their respective investments as follows: (1) Inland, 9% on its common equity, (2) the Company, 6.5% on its preferred equity, (3) the Company, 9% on its common equity, (4) return of the Company preferred equity, (5) return of Inland common equity (6) return of the Company common equity and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland and 15% to the Company.

In addition to the capital contributions described above, the Company and Inland have committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets.

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

The following is summary historical cost basis selected balance sheet data as of December 31, 2008 and 2007 and statement of operations data for the period December 20, 2007 (inception) to December 31, 2007 and for the year ended December 31, 2008.

	As of 12/31/08	As of 12/31/07
Real estate, including intangibles, net	$719,409	$405,834
Cash, including restricted cash	9,370	2,230
Mortgages payable	320,898	171,556
Preferred equity	170,772	87,802
Partners’ capital	233,281	143,854

	For the Year Ended 12/31/08	For the Period 12/20/07 to 12/31/07
Total gross revenues	$50,312	$951
Depreciation and amortization	(32,499)	—
Interest expense	(17,667)	(338)
Other expenses, net	(2,968)	(14)
Net income (loss)	$(2,822)	$599

During the year  ended December 31, 2008, the Company recognized $(16,902) equity in losses relating to NLS based upon the hypothetical liquidation book value method. The difference between the assets contributed to NLS and the fair value of the Company’s equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During 2008, the Company recorded earnings of $3,213 related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying Consolidated Statement of Operations.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During 2008 and 2007, the Company incurred transaction costs relating to the formation of NLS of $1,138 and $2,316, respectively, which are included in general and administrative expenses in the Consolidated Statements of Operations.

The Company has determined that as of December 31, 2008, NLS met the conditions of a significant subsidiary under Rule 1-02(w) of Regulation S-X. The separate financial statements of NLS required pursuant to Rule 3-09 of Regulation S-X are filed as Exhibit 99.2 to the Company's Annual Report on Form 10-K.

Lex-Win Acquisition LLC (“Lex-Win”)

During 2007, Lex-Win, an entity in which the Company holds a 28% ownership interest, acquired 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.) (“Wells”), a non-exchange traded entity, at a price per share of $9.30 in a tender offer. During 2007, the Company funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop and three other members hold the remaining interests in Lex-Win. The Company’s former Executive Chairman and Director of Strategic Acquisitions is the Chief Executive Officer of the parent of Winthrop. Profits, losses and cash flows of Lex-Win are allocated in accordance with the membership interests.  During 2008, Lex-Win incurred losses of $3,847 relating to its investment in Wells and sold its entire interest in Wells for $32,289.

Other Equity Method Investment Limited Partnerships

The Company is a partner in eight partnerships with ownership percentages ranging between 26% and 40%, which own primarily net leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships are encumbered by $73,215 in mortgage debt (the Company’s proportionate share is $23,497) with interest rates ranging from 6.7% to 15.0% with a weighted average rate of 9.9% and maturity dates ranging from 2009 to 2018.

The Company, through LRA, earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $1,105, $1,226, and $3,815 in 2008, 2007 and 2006, respectively. In addition, the Company earned incentive fees in 2007 of $11,685.

(9)  Mortgages and Notes Payable and Contract Rights Payable

The Company had outstanding mortgages and notes payable of $2,033,854 and $2,312,422 as of December 31, 2008 and 2007, respectively, excluding discontinued operations. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.0% to 10.5% at December 31, 2008 and the mortgages and notes payable mature between 2009 and 2022. Interest rates, including imputed rates, ranged from 3.9% to 10.5% at December 31, 2007. The weighted average interest rate at December 31, 2008 and 2007 was approximately 5.5% and 5.9%, respectively.

During 2008, the Company obtained $25,000 and $45,000 original principal amount secured term loans from KeyBank National Association (“KeyBank”). The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a portion as self-amortizing and matures in September 2014.  The Company was in compliance with the loan covenants as of December 31, 2008.  These loans have an outstanding principal balance of $25,000 and $35,723, respectively, as of December 31, 2008.

Pursuant to the new loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($7,055 at December 31, 2008). The new debt is presented net of a discount at inception of $5,696 ($4,158 at December 31, 2008). The discount is being amortized as interest expense over the term of the loans.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Also at inception, in accordance with SFAS No. 133, as amended, the Company designated the swap as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 original principal amount of LIBOR-indexed variable-rate debt. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.  During 2008, the Company terminated a portion of the swap for a notional amount of $9,277 due to required principal payments of the same amount on the $45,000 original principal amount secured term loan.  The Company recognized $253 of interest expense during 2008 due to the swap's ineffectiveness and forecasted transactions no longer being probable.

During 2008 and 2007, the Company obtained $21,245 and $246,965 original principal amount in non-recourse mortgages that bear interest at a weighted-average fixed rate of 6.0% and 6.1%, respectively, and have maturity dates ranging from 2012 to 2021.

The MLP had a secured loan, which bore interest, at the election of the MLP, at a rate equal to either (1) LIBOR plus 175 basis points or (2) the prime rate. This loan was fully repaid during 2007.

The Company had a $200,000 revolving credit facility, which was scheduled to expire in June 2009, bore interest at 120-170 basis points over LIBOR, depending on the amount of the Company’s leverage level and had an interest rate period of one, three or six months, at the option of the Company. The credit facility contained various leverage, debt service coverage, net worth maintenance and other covenants, which the Company was in compliance with as of December 31, 2008 and 2007. As of December 31, 2008, there were $25,000 in outstanding borrowings under the credit facility, approximately $173,327 was available to be borrowed and the Company had outstanding letters of credit aggregating $1,673. The Company paid an unused facility fee equal to 25 basis points if 50% or less of the credit facility is utilized and 15 basis points if greater than 50% of the credit facility is utilized.  This revolving credit facility was refinanced subsequent to the year ended December 31, 2008.  See note 22.

In June 2007, the Company obtained a $225,000 original principal amount secured term loan from KeyBank.  The interest only secured term loan was scheduled to mature in June 2009, with a six month extension option at the Company’s election, and bore interest at LIBOR plus 60 basis points. The Company was in compliance with the loan’s covenants as of December 31, 2008 and 2007. The loan required the Company to make principal payments from the proceeds of certain property sales, unless the proceeds were used to complete a tax-free exchange, and financing of certain properties. As of December 31, 2008, there was $174,280 outstanding relating to this note, which is included in the $2,033,854 above.  This secured term loan was refinanced subsequent to the year ended December 31, 2008.  See note 22.

During 2007, the Company settled an interest rate swap agreement for $1,870 in cash and recognized a loss of $649.

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), excluding discontinued operations, of ($1,073), ($1,209) and ($216) for the years ended December 31, 2008, 2007 and 2006, respectively, due to the satisfaction of mortgages and notes payable other than the 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities.

Contract right mortgage payable is a promissory note with a fixed interest rate of 9.68%, which provides for the following amortization payments:

Year ending December 31,	Total
2009	$229
2010	491
2011	540
2012	593
2013	652
Thereafter	12,271
$14,776

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

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

Scheduled principal and balloon payments for mortgages and notes payable, excluding mortgages payable relating to discontinued operations, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2009 (1)	$300,189
2010	145,151
2011	119,901
2012	222,159
2013	318,587
Thereafter	927,867
$2,033,854

(1)	Subsequent to December 31, 2008, $199,280 of 2009 maturities have been extended to 2011 – see note 22.

(10)  Exchangeable Notes and Trust Preferred Securities

During 2007, the Company issued an aggregate $450,000 original principal amount of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity and upon certain events. The notes are exchangeable by the holders into common shares of the Company at a current price of $21.99 per share, subject to adjustment upon certain events. Upon exchange the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the exchange value exceeds the principal amount of the note, either cash or common shares of the Company at the Company’s option.

During 2008, the Company repurchased $239,000 original principal amount of the 5.45% Exchangeable Guaranteed Notes for cash payments and issuances of common shares of the Company of $192,984.  As a result, the Company recognized a gain on debt extinguishment of $41,982 during 2008, net of write-offs of $4,013 in deferred financing costs.  As of December 31, 2008, there were $211,000 original principal amount 5.45% Exchangeable Guaranteed Notes outstanding.  See note 22 for repurchases subsequent to the year ended December 31, 2008.

During 2007, the Company, through a wholly-owned subsidiary, issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity.  During 2008, the Company repurchased $70,880 original principal amount of the Trust Preferred Securities for a cash payment of $44,561, which resulted in a gain on debt extinguishment of $24,742 including a write-off of $1,577 in deferred financing costs.  As of December 31, 2008, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

Scheduled principal payments for these debt instrument for the next five years and thereafter are as follows:

Year ending December 31,	Total
2009	$—
2010	—
2011	—
2012 (1)	211,000
2013	—
Thereafter	129,120
$340,120

(1)	Although the 5.45% Exchangeable Guaranteed Notes mature in 2027, the notes can be put to the Company in 2012.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The Company is in compliance with its obligations under the documents governing these debt instruments.

(11)  Leases

Lessor:

Minimum future rental receipts under the non-cancellable portion of tenant leases, including the lease on a property held for sale, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2009	$338,585
2010	307,819
2011	293,217
2012	262,801
2013	223,679
Thereafter	845,047
$2,271,148

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

Lessee:

The Company holds leasehold interests in various properties. Generally, the ground rents on these properties are either paid directly by the tenants to the fee holder or reimbursed to the Company as additional rent. Certain properties are economically owned through the holding of industrial revenue bonds and as such neither ground lease payments nor bond debt service payments are made or received, respectively. For certain of these properties, the Company has an option to purchase the fee interest.

Minimum future rental payments under non-cancellable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value for the next five years and thereafter are as follows:

Year ending December 31,	Total
2009	$1,811
2010	1,564
2011	1,173
2012	580
2013	451
Thereafter	3,214
$8,793

Rent expense for the leasehold interests was $995, $1,481 and $604 in 2008, 2007 and 2006, respectively.

The Company leases its corporate headquarters. The lease expires December 2015, with rent fixed at $1,211 per annum through December 2011 and will be adjusted to fair market value, as defined in the lease, thereafter. The Company is also responsible for its proportionate share of operating expenses and real estate taxes. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. The Company also leases an office in San Francisco until March 2012, which it has subleased to a third-party. The minimum lease payments for these offices are $1,300 for 2009, $1,303 for 2010, $1,306 for 2011 and $24 for 2012. Rent expense for these offices for 2008, 2007 and 2006 was $958, $975 and $877, respectively, and is included in general and administrative expenses.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(12)  Minority Interests

In conjunction with several of the Company’s acquisitions in prior years, sellers were issued OP units as a form of consideration in exchange for the property. Substantially all OP units, other than the OP units held directly or indirectly by the Company, are redeemable at certain times, only at the option of the holders, for common shares of the Company or, on a one-for-one basis, at the Company’s option, cash at various dates and are not otherwise mandatorily redeemable by the Company. During 2006, one of the Company’s operating partnerships issued 33,954 OP units ($750) in connection with an acquisition.  As of December 31, 2007, there were 39.7 million OP units outstanding. Of the total OP units outstanding at December 31, 2007, 29.2 million were held by related parties.  During 2008, the remaining MLP units were redeemed and the MLP was merged into the Company and ceased to exist.  As of December 31, 2008, there were 5.3 million OP units outstanding, of which 1.6 million are held by related parties. Generally, holders of OP units are entitled to receive distributions equal to the dividends paid to the Company’s common shareholders, except that certain OP units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company’s dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in the Company’s dividend. No OP units have a liquidation preference. As of December 31, 2008, the Company’s common shares had a closing price of $5.00 per share. Assuming all outstanding OP units not held by the Company were redeemed on such date, the estimated fair value of the OP units is $26,535. The Company has the ability and intent to settle such redemptions in common shares of the Company.

(13)  Shareholders’ Equity

During 2008, the Company repurchased and retired 501,700 shares of Series C Preferred by issuing 727,759 of its common shares and paying $7,522 in cash.  The difference between the cost to retire these shares of Series C Preferred and the historical cost of these shares was $5,678 and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share.

On June 30, 2008, the Company issued 3,450,000 of its common shares raising net proceeds of approximately $47,237.  The proceeds, along with cash held, were used to retire $25,000 original principal amount of the 5.45% Exchangeable Guaranteed Notes at a price plus accrued interest of $22,937, and $67,755 original principal amount of the Trust Preferred Securities at a price plus accrued interest of $43,454.

During 2008, 2007 and 2006, the Company repurchased and retired 1,213,251, 9,784,062 and 522,969, respectively, of its common shares and OP units under a repurchase plan authorized by the Company’s Board of Trustees.  The common shares and OP units were repurchased in the open market and through private transactions with employees and third parties at an average price of $14.28, $19.83 and $21.15, respectively, per common share/OP unit.  As of December 31, 2008, approximately 1,057,000 common shares/OP units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

During 2007, the Company issued 6,200,000 of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) having a liquidation amount of $155,000 and annual dividends at a rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not so listed, the Series D Preferred will pay dividends at an annual rate of 8.55%.

During 2006, the Company issued 15,994,702 of its common shares relating to the Merger.

During 2008, 2007 and 2006, holders of an aggregate of 34,377,989, 1,283,629 and 96,205 OP units redeemed such OP units for common shares of the Company. These redemptions resulted in an aggregate increase in shareholders’ equity and corresponding decrease in minority interest of $517,736, $25,223 and $1,099, respectively.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During 2008, 2007 and 2006, the Company issued 211,125, 0 and 639,353 of its common shares, respectively, to certain employees. These common shares generally vest ratably, on anniversaries of the grant date, however in certain situations the vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria.  See note 14.

During 2008, 2007 and 2006, the Company issued 0, 282,051 and 627,497 common shares, respectively, under its dividend reinvestment plan which allows shareholders to reinvest dividends in common shares of the Company.

The Company has 2,598,300 shares of Series C Preferred, outstanding at December 31, 2008.  The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $129,915, and the Company commencing November 2009, if certain common share prices are achieved, can force conversion into common shares of the Company.  The shares are currently convertible into 2.1683 common shares. This conversion ratio may increase over time if the Company’s common share dividend exceeds certain quarterly thresholds.

If certain fundamental changes occur, holders may require the Company, in certain circumstances, to repurchase all or part of their Series C Preferred. In addition, upon the occurrence of certain fundamental changes, the Company will under certain circumstances increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series C Preferred becoming convertible into shares of the public acquiring or surviving company.

On or after November 16, 2009, the Company may, at the Company’s option, cause the Series C Preferred to be automatically converted into that number of common shares that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if, at certain times, the closing price of the Company’s common shares equals or exceeds 125% of the then prevailing conversion price of the Series C Preferred.

Investors in the Series C Preferred generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and under certain other circumstances. Upon conversion the Company may choose to deliver the conversion value to investors in cash, common shares, or a combination of cash and common shares.

(14)  Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. Options granted under the plan prior to 2008 generally vested over a period of one to four years and expired five years from date of grant. No compensation cost was reflected in net income as all options granted under the plan prior to 2008 had an exercise price equal to the market value of the underlying common shares on the date of grant.  The Company granted 2,000,000 common share options on December 31, 2008.  The options vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange is $8.00 or higher and 50% following a 20-day trading period where the average closing price is $10.00 or higher and expire 10 years from date of grant.

The Company engaged a third party to value the options as of December 31, 2008.  The third party determined the value to be $2,480 using the Monte Carlo simulation model.  The options are considered equity awards as the number of options issued is fixed and determinable at the date of grant.  As such, the options were valued as of the date of the grant and do not require subsequent remeasurement.  There were several assumptions used to fair value the options including the expected volatility in the Company’s common share price based upon the fluctuation in the Company’s historical common share price.  The more significant assumptions underlying the determination of fair value for options granted during 2008 were as follows:

Year Ended December 31,	2008
Weighted average fair value of options granted	$1.24
Weighted average risk-free interest rates	1.33%
Weighted average expected option lives (in years)	3.60
Weighted average expected volatility	59.94%
Weighted average expected dividend yield	14.40%

In addition, the Company has unrecognized compensation costs of $2,480 relating to the outstanding options issued on December 31, 2008 that will be charged to compensation expense over an average of approximately 3.6 years.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2005	40,500	$14.71
Granted	—	—
Exercised	(20,500)	14.15
Forfeited	(2,000)	15.50
Expired	(1,500)	11.82
Balance at December 31, 2006	16,500	15.56
Granted	—	—
Exercised	(15,500)	15.56
Forfeited	—	—
Expired	(1,000)	15.50
Balance at December 31, 2007	—	—
Granted	2,000,000	5.60
Balance at December 31, 2008	2,000,000	$5.60

The Company sponsors a 401(k) retirement savings plan covering all eligible employees.  During the year ended December 31, 2008, the Company matched 100% of the first 2.5% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $366, $382 and $229 of contributions are applicable to 2008, 2007 and 2006, respectively.

Non-vested share activity for the years ended December 31, 2008 and 2007, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2006	654,761	$21.52
Granted	—	—
Forfeited	(8,430)	21.99
Vested	(224,608)	20.48
Balance at December 31, 2007	421,723	22.06
Granted	211,125	13.47
Forfeited	(5,622)	18.47
Vested	(139,682)	17.54
Balance at December 31, 2008	487,544	$19.48

As of December 31, 2008, of the remaining 487,544 non-vested shares, 253,105 are subject to time vesting and 234,439 are subject to performance vesting.  At December 31, 2008, there are 2,756,099 awards available for grant after the issuance of the 2,000,000 options. The Company has $5,731 in unrecognized compensation costs relating to the unvested shares that will be charged to compensation expense over an average of approximately 2.7 years.

In 2006, the Company’s Board of Trustees approved the accelerated vesting of certain time based non-vested shares, which resulted in a charge to earnings of $10,758, which is included in general and administrative expenses.

During 2008, 2007 and 2006, the Company recognized $3,980, $3,645 and $16,950 (including the $10,758 in accelerated amortization of non-vested shares), respectively, in compensation relating to share grants to trustees and employees.

The Company has established a trust for certain officers in which non-vested common shares, which generally vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2008 and 2007, there were 427,531 common shares in the trust.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

On February 6, 2007, the Company’s Board of Trustees established the Lexington Realty Trust 2007 Outperformance Program, a long-term incentive compensation program. Under this program, participating officers will share in an “outperformance pool” if the Company’s total shareholder return for the three-year performance period beginning on the effective date of the program, January 1, 2007, exceeds the greater of an absolute compounded annual total shareholder return of 10% or 110% of the compounded annual return of the MSCI US REIT INDEX during the same period measured against a baseline value equal to the average of the ten consecutive trading days immediately prior to April 1, 2007. The size of the outperformance pool for this program will be 10% of the Company’s total shareholder return in excess of the performance hurdle, subject to a maximum amount of $40,000. On April 2, 2007, the Company’s Compensation Committee modified the effective date of the program from January 1, 2007 to April 1, 2007. On December 20, 2007, the program was modified to clarify the definition of annual shareholder return.

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

A third party was engaged to value the awards and the Monte Carlo simulation model was used to estimate the compensation expense of the outperformance pool. As of grant date, it was determined that the value of the awards was $1,901. As of December 31, 2008 and 2007, the value of the awards was $343 and $715, respectively. The Company recognized $15 and ($111) in compensation income (expense) relating to the award during the years ended December 31, 2008 and 2007, respectively.

Each participating officer’s award under this program will be designated as a specified participation percentage of the aggregate outperformance pool. On February 6, 2007, the Company’s Compensation Committee allocated 83% of the outperformance pool to certain of the Company’s officers. During 2007 and 2008, two participating officers separated from the Company and the rights relating to their aggregate allocated 19% were forfeited. The remaining unallocated balance of 36% may be allocated by the Company’s Compensation Committee in its discretion.

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

In the event of a change in control (as determined for purposes of the program) during the performance period, the performance period will be shortened to end on the date of the change in control and participating officers’ awards will be based on performance relative to the hurdle through the date of the change in control. Any common shares earned upon a change in control will be fully vested. In addition, the performance period will be shortened for an executive officer if he or she is terminated by the Company without “cause” or he or she resigns for “good reason,” as such terms are defined in the executive officer’s employment agreement. All determinations, interpretations, and assumptions relating to the vesting and the calculation of the awards under this program will be made by the Company’s Compensation Committee.

During 2008, the Company and a former executive officer and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release.  In addition to an aggregate cash payment of $1,500 paid in 2008, non-vested common shares previously issued to the officer were accelerated and immediately vested which resulted in a charge of $265.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Income taxes have been provided for on the asset and liability method as required by SFAS 109. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The Company’s benefit (provision) for income taxes for the years ended December 31, 2008, 2007 and 2006 is summarized as follows:

	2008	2007	2006
Current:
Federal	$(395)	$(928)	$(139)
State and local	(1,889)	(2,593)	(332)
NOL utilized	629	799	—
Deferred:
Federal	(972)	(407)	561
State and local	(381)	(159)	147
	$(3,008)	$(3,288)	$237

Deferred tax assets (liability) of ($442) and $872 are included in other assets (other liabilities) on the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007, respectively. These deferred tax assets relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax, basis of real estate investments and net operating loss carry forwards.

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2008	2007	2006
Federal benefit (provision) at statutory tax rate (34)%	$(397)	$488	$548
State and local taxes, net of federal benefit	(45)	4	86
Other	(2,566)	(3,780)	(397)
	$(3,008)	$(3,288)	$237

For the years ended December 31, 2008 and 2007, the “other” amount of $2,566 and $3,780, respectively, is comprised primarily of state taxes of $1,827 and $2,310, respectively, and the write-off of deferred tax assets of $742 and $1,605, respectively, relating to the dissolution of the Company’s taxable subsidiaries.

As of December 31, 2008 and 2007, the Company has estimated net operating loss carry forwards for federal income tax reporting purposes of $3,476 and $5,126, respectively, which would begin to expire in tax year 2025. No valuation allowances have been recorded against deferred tax assets as the Company believes they are fully realizable, based upon projected future taxable income.

 (16)  Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

From time to time the Company is involved in legal proceedings arising in the ordinary course of business. In management’s opinion, after consultation with legal counsel, the outcome of such matters, including the matters set forth below, are not expected to have a material adverse effect on the Company’s financial position, result of operations or cash flows.

Lexington Streetsboro LLC v. Alfred Geis, et al. Beginning in January 2005, on behalf of one of the Company’s co-investment programs, the Company received notices from the tenant in its Streetsboro, Ohio facility regarding certain alleged deficiencies in the construction of the facility as compared to the original building specifications. Upon acquisition of the facility from the developer, the then owner of the facility obtained an indemnity from the principals of the developer covering a breach of construction warranties, the construction and/or the condition of the premises. After two years of correspondence among the owner of the facility, the developer and the tenant, the Company (after the Company’s acquisition of the facility from its co-investment program) entered into an amendment to the lease with the tenant providing for the repair of a portion of the alleged deficiencies and commenced such repairs beginning in the summer of 2007.

Following a demand for reimbursement under the indemnity agreement, the Company filed suit against the developer and the principals of the developer in the Federal District Court for the Northern District of Ohio on August 10, 2007 for breach of the indemnity agreement, declaratory judgment, unjust enrichment, breach of contract and negligent design (Lexington Streestboro LLC v. Alfred Geis, et al., Case No. 5:07CV2450). On November 1, 2007, the developer filed (1) counter-claims against the Company for unjust enrichment regarding the repair work performed and for a declaration of its obligations under the indemnity agreement and (2) multiple cross-claims against its sub-contractors asking to be reimbursed for any deficiencies in the building specifications for which they are held liable. The developer was also permitted by the Court to file a claim against the tenant. The claim against the tenant was withdrawn after a settlement of a portion of the Company’s claim against the developer.

As of December 31, 2008, the Company has incurred $4,924 of costs in connection with repair and other work at the facility.

In August and October 2008, the Company participated in a court ordered mediation, which did not result in a final settlement. The suit is ongoing and trial is scheduled for October 2009. The Company has reached a preliminary agreement to settle all claims for a $2,000 cash payment to the Company. The agreement is being documented and it is expected that the Company will execute a settlement agreement within the next 30 days. The Company can give no assurance that it will receive the $2,000 cash payment or enter into the settlement agreement.

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. On June 30, 2006, the Company, including a co-investment program as it relates to the Antioch claim, sold to Deutsche Bank Securities, Inc. ("Deutsche Bank"), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (the "Farmington Hills claim"), and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 million (the "Antioch claim"). Under the terms of the agreements covering the sale of the claims, the Company is obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank to the Company. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company’s consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand, Deutsche Bank and SPCP Group, LLC filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of approximately $1,200 plus interest and expenses.

The Company answered the complaint on November 26, 2008 and served numerous discovery requests. The Company intends to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits and (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to purchase 3,500,000 common shares of the Company at $5.60 per share.  The Company has prepaid $12,798 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and the Company retains the dividends paid on the common shares.  In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment.  The Company’s third party consultant determined the fair value of this asset to be $10,698 at December 31, 2008 and the Company recognized a charge to earnings of $2,128 primarily relating to the decrease in the fair value.  The asset is included in other assets on the December 31, 2008 Consolidated Balance Sheet.

The Company has entered into sales agreements with two financial institutions to sell up to 9,000,000 common shares of the Company from time to time in controlled at-the-market equity offerings.  Sales of the common shares of the Company, if any, will depend on market conditions and other factors.  The Company has no obligations to sell any common shares of the Company covered by the sales agreements and may terminate the sales agreements at any time.

(17)  Related Party Transactions

In addition to related party transactions disclosed elsewhere, the Company was a party to the following related party transactions.

Certain officers of the Company own OP units or other interests in entities consolidated or accounted for under the equity method.

All related party acquisitions, sales and loans were approved by the independent members of the Company’s Board of Trustees or the Audit Committee.

The Company has an ownership interest in a securitized pool of first mortgages which included two mortgage loans encumbering Company properties as of December 31, 2007, the value of the ownership interest was $15,926, at December 31, 2007.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide property management services at certain properties and co-investments owned by the Company.  These entities earned, including reimbursed expenses, $5,136 and $3,693 respectively, for these services for the years ended 2008 and 2007.

On March 20, 2008, the Company entered into a Services and Non-Compete Agreement with its former Executive Chairman and Director or Strategic Acquisitions and his affiliate, which provides that the Company’s former Executive Chairman and Director of Strategic Acquisitions and his affiliate will provide the Company with certain asset management services in exchange for $1,500.  The $1,500 is included in general and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2008.

As of December 31, 2008 and 2007, $4,102 and $21,378, respectively, in mortgage notes payable are due to entities owned by significant shareholders and the former Executive Chairman and Director of Strategic Acquisitions. The mortgages were assumed in connection with the Merger. In addition, the Company leases four properties to entities owned by significant shareholders and/or the former Executive Chairman and Director of Strategic Acquisitions. During 2008 and 2007, the Company recognized $1,575 per year in rental revenue from these properties. The Company leases its corporate office in New York City from Vornado, a significant shareholder. Rent expense for this property was $865 and $829 in 2008 and 2007, respectively.

During 2007, the Company repurchased common shares from two of its officers for an aggregate of $405 and purchased LSAC shares from several of its officers for $2,200.

During 2007, the Company and Winthrop, an entity affiliated with the Company’s former Executive Chairman and Director of Strategic Acquisitions, entered into a joint venture with other unrelated partners, to acquire shares of Wells (see note 8).

Winthrop, an affiliate of the Company’s former Executive Chairman and Director of Strategic Acquisitions, is the 50% partner in Lex-Win Concord (see note 8).

In addition, the Company earns fees from certain of its non-consolidated investments (see note 8).

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder’s status as a REIT.

(18)  Fair Market Value of Financial Instruments

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable.  The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

Notes Receivable.  The Company determines the fair value of these instruments based upon a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments having similar maturities.  Based on this, the Company has determined that the fair value of these instruments was approximately $62,000 at December 31, 2008 and approximated carrying costs at December 31, 2007 as their interest rates approximated market.

Mortgages and Notes Payable, Exchangeable Notes and Trust Preferred Securities.  The Company determines the fair value of these instruments based on recent repurchases and/or on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was approximately $2,055,000 at December 31, 2008 and approximated carrying values at December 31, 2007.  The Company has applied SFAS 157 to evaluate the fair value of these instruments at December 31, 2008.  The Company has determined that the fair value of the 5.45% Exchangeable Guaranteed Notes of approximately $134,000 at December 31, 2008, falls within Level 2 of the SFAS 157 fair value hierarchy as the Company repurchased these instruments in December 2008 at a discount to original cost of 36.5%.  The fair value of the remaining mortgages and notes payable and Trust Preferred Securities of approximately $1,921,000 at December 31, 2008 falls within Level 3 of the SFAS 157 fair value hierarchy.

(19)  Concentration of Risk

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

For the years ended December 31, 2008, 2007 and 2006, no tenant represented 10% or more of gross revenues.

Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(20)  Supplemental Disclosure of Statement of Cash Flow Information

During 2008, 2007 and 2006, the Company paid $160,134, $154,917 and $70,256, respectively, for interest and $767, $3,452 and $273, respectively, for income taxes.

In connection with the formation of NLS in 2008 and 2007, the Company contributed real estate and intangibles, net of accumulated depreciation and amortization, of $90,200 and $129,427, respectively, to NLS.  The Company’s contributed or sold properties to NLS with consolidated mortgage notes payable in the amount of $155,824 and $171,502, respectively, which were assumed by NLS.

During 2008, 2007 and 2006, holders of an aggregate of 34,377,989, 1,283,629 and 96,205 OP units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders’ equity and corresponding decreases in minority interests of $517,736, $25,223 and $1,099, respectively.

During 2008, the Company assumed a $7,545 mortgage note payable in connection with a property acquisition.

In 2008, the Company received land in a lease termination transaction with an appraised value of $16,000, which is included in non-operating income in the Consolidated Statement of Operations.

During 2008, the Company entered into a swap obligation with an initial value or $5,696, which was reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During 2008, the Company sold one property through foreclosure with a mortgage principal balance of $6,516 and an asset carrying value of $6,488.

In 2008, the Company had a net decrease in the non-cash accruals for construction in progress, deferred leasing costs and deferred financing costs of $14,333.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During 2008, the Company issued 1,620,879 common shares (with a value at issuance of $23,505) and cash of $5,432 to repurchase $32,500 of 5.45% Exchangeable Guaranteed Notes.

During 2007, the Company sold one property for a sale price of $35,700 and provided $27,700 in secured financing to the buyer.

In connection with the acquisition of the co-investment programs in 2007, the Company paid approximately $366,600 in cash and acquired approximately $1,071,000 in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000 in mortgages payable, $40,000 in below-market leases and $14,000 in all other assets and liabilities (see note 8).

During 2006, the Company sold a property in which the purchaser assumed a mortgage note encumbering the property in the amount of $14,170. In addition, the Company provided a $3,200, 6.00% interest only mortgage due in 2017 relating to the sale of another property.

During 2006, the Company recorded a derivative asset of $2,745 and a derivative liability of $512.

During 2006, the Company issued 33,954 OP units valued at $750 to acquire a single net leased property.

Effective November 1, 2006, LSAC became a consolidated subsidiary of the Company. The assets and liabilities of LSAC are treated as non-cash activities for the Consolidated Statement of Cash Flows, were as follows:

Real estate	$106,112
Cash	$31,985
Other assets	$23,476
Mortgage payable	$72,057
Other liabilities	$1,341

See footnote 5 for discussion of the Merger.

(21)  Unaudited Quarterly Financial Data

	2008
	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Total gross revenues(1)	$105,522	$126,711	$103,901	$105,097
Net income (loss)	$7,812	$15,725	$(3,717)	$(11,355)
Net income (loss) allocable to common shareholders — basic	$777	$14,777	$(10,343)	$(17,983)
Net income (loss) allocable to common shareholders — per share:
Basic	$.01	$.25	$(.16)	$(.21)
Diluted	$.01	$(.04)	$(.16)	$(.21)

	2007
	3/31/2007	6/30/2007	9/30/2007	12/31/2007
Total gross revenues(1)	$78,850	$106,482	$115,026	$119,300
Net income	$2,215	$28,939	$14,463	$31,234
Net income (loss) allocable to common shareholders — basic	$(3,416)	$21,906	$7,429	$24,199
Net income (loss) allocable to common shareholders — per share:
Basic	$(0.05)	$0.34	$0.12	$0.39
Diluted	$(0.05)	$0.34	$0.12	$0.39

(1)
All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2008 and 2007, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares of the Company outstanding for each quarter and the full year are made independently.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(22)  Subsequent Events

Subsequent to December 31, 2008, the Company:

•
Refinanced its (1) unsecured revolving credit facility, with $25,000 outstanding as of December 31, 2008, which was scheduled to expire in June 2009, and (2) secured term loan, with $174,280 outstanding as of December 31, 2008, which was scheduled to mature in 2009, with a secured credit facility consisting of a $165,000 term loan and a $85,000 revolving credit agreement with KeyBank, as agent.  The new facility bears interest at 2.85% over LIBOR and matures in February 2011, but can be extended until February 2012 at the Company’s option.  The new credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 72 properties.  With the consent of the lenders, the Company can increase the size of (1) the term loan by $135,000 and (2) the revolving loan by $115,000 (or $250,000 in the aggregate, for a total facility size of $500,000) by adding properties to the borrowing base;

•	Sold one property, which was classified as held for sale at December 31, 2008, for an aggregate sales price of $11,386 and satisfied the $5,259 non-recourse mortgage note encumbering the property; and

•	Repurchased $13,000 face amount of the 5.45% Exchangeable Guaranteed Notes for $8,860, including accrued interest.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location		Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Industrial	Marshall, MI	2	0	40	900	940	548	Aug-87	1979	12, 20 & 40
Office/Warehouse	Memphis, TN	1,2	0	1,054	11,539	12,593	10,494	Feb-88	1987	8 & 15
Office	Tampa, FL		5,655	2,160	7,258	9,418	4,429	Jul-88	1986	9, 10, 24, 26, 31 & 40
Retail/Health Club	Canton, OH		64	603	3,819	4,422	1,241	Dec-95	1987	40
Office	Salt Lake City, UT		2,096	0	55,404	55,404	26,954	May-96	1982	26
Retail	Honolulu, HI	1,2	0	0	11,147	11,147	11,017	Dec-96	1980	5
Retail	Tulsa, OK	2	0	447	2,432	2,879	1,629	Dec-96	1981	14 & 24
Retail	Clackamas, OR	2	0	523	2,848	3,371	1,907	Dec-96	1981	14 & 24
Retail	Lynnwood, WA	2	0	488	2,658	3,146	1,780	Dec-96	1981	14 & 24
Warehouse	New Kingston, PA		3,161	674	5,360	6,034	1,580	Mar-97	1981	40
Warehouse	Mechanicsburg, PA		4,897	1,012	8,039	9,051	2,370	Mar-97	1985	40
Warehouse	New Kingston, PA		6,635	1,380	10,963	12,343	3,232	Mar-97	1989	40
Office	Dallas, TX		0	3,582	38,115	41,697	9,933	Sep-97	1981	5, 12 & 40
Office	Decatur, GA		0	975	14,910	15,885	3,874	Dec-97	1983	4, 5, 6, 15 & 40
Office	Richmond, VA		15,522	0	27,282	27,282	9,306	Dec-97	1990	32.25
Office	Hebron, OH	1	0	1,063	4,271	5,334	752	Dec-97	2000	40
Office/Warehouse	Bristol, PA		0	2,508	11,558	14,066	2,737	Mar-98	1982	40
Office	Hebron, KY	2	0	1,615	8,125	9,740	2,167	Mar-98	1987	6, 10, 12 & 40
Office	Palm Beach Gardens, FL	2	0	3,578	15,478	19,056	3,844	May-98	1996	10, 20 & 40
Warehouse/Distribution	Baton Rouge, LA		1,487	685	3,316	4,001	881	Oct-98	1998	9 & 40
Office	Herndon, VA		17,809	5,127	20,730	25,857	4,654	Dec-99	1987	40
Office	Hampton, VA		6,891	2,333	9,352	11,685	1,665	Mar-00	1999	40
Office	Phoenix, AZ		18,449	4,666	19,966	24,632	4,391	May-00	1997	6 & 40
Industrial	Danville, IL		6,030	1,796	15,922	17,718	1,591	Dec-00	2000	40
Retail	Eau Claire, WI		1,406	860	3,441	4,301	613	Nov-01	1994	40
Retail	Canton, OH	2	0	884	3,534	4,418	629	Nov-01	1995	40
Industrial	Plymouth, MI		4,372	1,533	6,130	7,663	1,092	Nov-01	1996	40
Retail	Spartanburg, SC	2	0	833	3,334	4,167	594	Nov-01	1996	40
Industrial	Henderson, NC		3,887	1,488	5,953	7,441	1,060	Nov-01	1998	40
Office	Hampton, VA		4,225	1,353	5,441	6,794	1,196	Nov-01	2000	40
Retail	Westland, MI		490	1,444	5,777	7,221	1,029	Nov-01	1987/1997	40
Office	Phoenix, AZ	1,2	0	2,287	20,759	23,046	2,751	Nov-01	1995/1994	5, 8, 10.5 & 40
Industrial	Hebron, OH	1,2	0	1,681	6,779	8,460	1,212	Dec-01	1999	5 & 40
Industrial	Dillon, SC		22,501	3,223	26,054	29,277	4,090	Dec-01	2001/2005	22 & 40
Office	Lake Forest, CA		10,210	3,442	13,769	17,211	2,338	Mar-02	2001	40
Office	Fort Mill, SC		10,725	3,601	14,404	18,005	2,176	Dec-02	2002	40
Office	Boca Raton, FL		20,400	4,290	17,160	21,450	2,520	Feb-03	1983/2002	40
Industrial	Dubuque, IA		10,442	2,052	8,443	10,495	1,180	Jul-03	2002	11, 12 & 40
Office	Wallingford, CT		3,318	1,049	4,198	5,247	529	Dec-03	1978/1985	40
Industrial	Waxahachie, TX	2	0	652	13,045	13,697	4,625	Dec-03	1996/1997	10, 16 & 40
Office	Wall Township, NJ		28,891	8,985	26,961	35,946	5,212	Jan-04	1983	22 & 40
Industrial	Moody, AL		7,111	654	9,943	10,597	2,546	Feb-04	2004	15 & 40
Office	Sugar Land, TX		14,677	1,834	16,536	18,370	1,964	Mar-04	1997	40
Office	Houston, TX		56,740	16,613	52,682	69,295	6,256	Mar-04	1976/1984	40
Office	Florence, SC	2	0	3,235	12,941	16,176	2,244	May-04	1998	40
Office	Clive, IA		5,697	2,761	7,453	10,214	2,041	Jun-04	2003	12, 13 & 40
Office	Carrollton, TX		13,693	1,789	18,157	19,946	3,161	Jun-04	2003	19 & 40
Industrial	High Point, NC		7,928	1,330	11,183	12,513	2,215	Jul-04	2002	18 & 40
Office	Southfield, MI	1,2	0	0	12,124	12,124	3,472	Jul-04	1963/1965	7, 16 & 40
Industrial	San Antonio, TX		28,210	2,482	38,535	41,017	8,271	Jul-04	2001	17 & 40
Office	Fort Mill, SC		19,973	1,798	25,192	26,990	5,830	Nov-04	2004	15 & 40
Office	Foxboro, MA		16,120	2,231	25,653	27,884	5,251	Dec-04	1982	16 & 40
Industrial	Olive Branch, MS	2	0	198	10,276	10,474	3,034	Dec-04	1989	8, 15 & 40
Office	Los Angeles, CA		11,064	5,110	10,911	16,021	2,604	Dec-04	2000	13 & 40
Industrial	Knoxville, TN		7,525	1,079	10,762	11,841	2,170	Mar-05	2001	14 & 40
Industrial	Millington, TN		17,170	723	19,118	19,841	3,534	Apr-05	1997	16 & 40
Office	Fort Meyers, FL		8,912	1,820	10,198	12,018	2,251	Apr-05	1997	13 & 40
Office	Harrisburg, PA		8,832	900	10,556	11,456	3,295	Apr-05	1998	9 & 40
Office	Indianapolis, IN		12,688	1,700	16,448	18,148	4,685	Apr-05	1999	10 & 40
Office	Tulsa, OK		7,394	2,126	8,493	10,619	2,365	Apr-05	2000	11 & 40
Office	Houston, TX		17,005	3,750	21,149	24,899	4,669	Apr-05	2000	13 & 40
Office	Houston, TX		16,340	800	22,538	23,338	5,685	Apr-05	2000	11 & 40
Office	San Antonio, TX		12,598	2,800	14,587	17,387	3,780	Apr-05	2000	11 & 40
Office	Richmond, VA		10,222	1,100	11,919	13,019	2,361	Apr-05	2000	15 & 40
Office	Suwannee, GA		11,325	3,200	10,903	14,103	2,581	Apr-05	2001	12 & 40
Office	Indianapolis, IN		9,277	1,360	13,150	14,510	2,959	Apr-05	2002	12 & 40
Office	Lakewood, CO		8,364	1,400	8,653	10,053	2,024	Apr-05	2002	12 & 40
Office	Atlanta, GA		43,629	4,600	55,333	59,933	11,939	Apr-05	2003	13 & 40
Office	Houston, TX		12,762	1,500	14,581	16,081	2,939	Apr-05	2003	14 & 40
Office	Philadelphia, PA		48,040	13,209	50,999	64,208	10,214	Jun-05	1957	5, 10, 14, 15 & 40
Industrial	Dry Ridge, KY		6,701	560	12,553	13,113	1,527	Jun-05	1988	25 & 40
Industrial	Elizabethtown, KY		2,917	352	4,862	5,214	591	Jun-05	2001	25 & 40
Industrial	Elizabethtown, KY		15,463	890	26,868	27,758	3,268	Jun-05	1995/2001	25 & 40
Industrial	Owensboro, KY		5,967	393	11,956	12,349	1,508	Jun-05	1998/2000	25 & 40
Industrial	Hopkinsville, KY		9,063	631	16,154	16,785	1,964	Jun-05	Various	25 & 40
Office	Southington, CT		13,248	3,240	25,339	28,579	12,415	Nov-05	1983	12, 28 & 40
Office	Omaha, NE		8,680	2,566	8,324	10,890	791	Nov-05	1995	20 & 40
Office	Tempe, AZ		8,198	0	9,442	9,442	874	Dec-05	1998	30 & 40
Industrial	Collierville, TN	1,2	0	714	2,483	3,197	309	Dec-05	2005	14, 20 & 40
Industrial	Crossville, TN	2	0	545	6,999	7,544	1,042	Jan-06	1989/2006	17 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

Description	Location		Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Office	Renswoude, Netherlands		36,645	2,788	25,277	28,065	3,452	Jan-06	1994/2003	17 & 40
Office	Memphis, TN		3,951	464	4,467	4,931	392	Nov-06	1888	20 & 40
Office	Charleston, SC		7,350	1,189	8,724	9,913	807	Nov-06	2006	40
Office	Hanover, NJ		16,341	4,063	19,711	23,774	1,724	Nov-06	2006	20 & 40
Industrial	Saugerties, NY	2	0	508	2,837	3,345	147	Dec-06	1979	40
Industrial	Owensboro, KY	2	0	819	2,439	3,258	318	Dec-06	1975	40
Industrial	Memphis, TN	2	0	1,553	12,326	13,879	758	Dec-06	1973	40
Industrial	N. Myrtle Beach, SC	1	0	1,481	2,078	3,559	261	Dec-06	1983	40
Industrial	Long Beach, CA	4	2,027	6,230	7,802	14,032	772	Dec-06	1981	40
Industrial	Lumberton, NC	1,2	0	405	12,049	12,454	775	Dec-06	1998	40
Industrial	McDonough, GA		23,000	2,463	24,291	26,754	1,240	Dec-06	2000	40
Industrial	Columbus, OH	1,2	0	1,990	10,580	12,570	696	Dec-06	1973	40
Office	Palo Alto, CA	1,2	0	12,398	16,977	29,375	4,448	Dec-06	1974	40
Industrial	Rockford, IL		0	371	2,573	2,944	151	Dec-06	1998	40
Industrial	Rockford, IL		6,876	509	5,289	5,798	290	Dec-06	1992	40
Industrial	North Berwick, ME	1,2	0	1,383	31,817	33,200	1,640	Dec-06	1965	40
Industrial	Statesville, NC		14,051	891	16,494	17,385	1,275	Dec-06	1999	40
Industrial	Orlando, FL	1,2	0	1,030	10,869	11,899	613	Dec-06	1981	40
Industrial	Cincinnati, OH	1,2	0	1,009	7,007	8,016	425	Dec-06	1991	40
Land	Baltimore, MD		0	4,605	0	4,605	0	Dec-06	N/A	N/A
Office	Clinton, CT		0	285	4,043	4,328	532	Dec-06	1971	40
Office	Irvine, CA		0	4,758	36,300	41,058	4,314	Dec-06	1983	40
Office	Lisle, IL		10,390	3,236	13,667	16,903	901	Dec-06	1985	40
Office	Dallas, TX	1	0	4,042	16,961	21,003	997	Dec-06	1981	40
Office	Beaumont, TX		0	456	3,506	3,962	190	Dec-06	1978	40
Office	Bridgewater, NJ		14,805	4,738	27,331	32,069	1,449	Dec-06	1986	40
Office	Pleasanton, CA		4,101	2,671	2,839	5,510	554	Dec-06	1984	40
Office	San Francisco, CA		21,197	14,539	36,570	51,109	1,875	Dec-06	1959	40
Office	Colorado Springs, CO	1	0	1,018	2,459	3,477	205	Dec-06	1982	40
Office	Bridgeton, MO	1,2	0	1,853	4,469	6,322	251	Dec-06	1980	40
Office	Glenwillow, OH		16,939	2,228	24,530	26,758	1,335	Dec-06	1996	40
Office	Columbus, IN	3	25,831	235	45,729	45,964	2,181	Dec-06	1983	40
Office	Johnson City, TN	1,2	0	1,214	7,568	8,782	423	Dec-06	1983	40
Office	Memphis, TN	3	46,252	5,291	97,032	102,323	5,054	Dec-06	1985	40
Office	Orlando, FL	1,2	0	586	35,012	35,598	1,817	Dec-06	1982	40
Office	Long Beach, CA	4	5,472	19,672	67,478	87,150	5,003	Dec-06	1981	40
Office	Little Rock, AR	1,2	0	1,353	2,260	3,613	135	Dec-06	1980	40
Office	Baltimore, MD	1	0	32,959	78,959	111,918	21,221	Dec-06	1973	40
Office	Rockaway, NJ		14,900	4,646	20,428	25,074	1,296	Dec-06	2002	40
Office	Orlando, FL	1	0	11,498	33,671	45,169	3,748	Dec-06	1984	40
Office	Beaumont, TX	1,2	0	0	27,094	27,094	1,347	Dec-06	1983	40
Office	Rochester, NY		18,734	645	25,892	26,537	1,404	Dec-06	1988	40
Office	Las Vegas, NV	3	31,428	8,824	53,164	61,988	2,718	Dec-06	1982	40
Other	Sun City, AZ	2	0	2,154	2,775	4,929	142	Dec-06	1982	40
Other	Carlsbad, NM	2	0	918	775	1,693	50	Dec-06	1980	40
Other	Corpus Christi, TX	2	0	987	974	1,961	52	Dec-06	1983	40
Other	El Paso, TX	2	0	220	1,749	1,969	90	Dec-06	1982	40
Other	McAllen, TX	2	0	606	1,257	1,863	66	Dec-06	2004	40
Other	Victoria, TX	2	0	300	1,149	1,449	61	Dec-06	1981	40
Retail	Rock Falls, IL	1,2	0	135	702	837	81	Dec-06	1991	40
Retail	Florence, AL	1,2	0	862	3,747	4,609	189	Dec-06	1983	40
Retail	Chattanooga, TN	1,2	0	556	1,241	1,797	74	Dec-06	1982	40
Retail	Paris, TN	1	0	247	547	794	41	Dec-06	1982	40
Retail	Carrollton, TX	2	0	2,262	1,085	3,347	112	Dec-06	1984	40
Retail	Atlanta, GA	2	0	1,014	269	1,283	71	Dec-06	1972	40
Retail	Atlanta, GA	2	0	870	187	1,057	56	Dec-06	1975	40
Retail	Chamblee, GA	2	0	770	186	956	65	Dec-06	1972	40
Retail	Cumming, GA	2	0	1,558	1,368	2,926	152	Dec-06	1968	40
Retail	Duluth, GA	2	0	660	1,014	1,674	90	Dec-06	1971	40
Retail	Forest Park, GA	2	0	668	1,242	1,910	108	Dec-06	1969	40
Retail	Jonesboro, GA	2	0	778	146	924	50	Dec-06	1971	40
Retail	Stone Mountain, GA	2	0	672	276	948	52	Dec-06	1973	40
Retail	Charlotte, NC	1	0	606	2,561	3,167	128	Dec-06	1982	40
Retail	Concord, NC	1	0	685	943	1,628	72	Dec-06	1983	40
Retail	Thomasville, NC	1,2	0	610	1,854	2,464	94	Dec-06	1998	40
Retail	Lawrence, IN	2	0	404	1,737	2,141	97	Dec-06	1983	40
Retail	Franklin, OH	2	0	1,089	1,699	2,788	86	Dec-06	1961	40
Retail	Houston, TX		0	1,336	5,183	6,519	333	Dec-06	1982	40
Retail	Dallas, TX	2	0	1,637	5,381	7,018	419	Dec-06	1960	40
Retail	Port Richey, FL		0	1,376	1,664	3,040	152	Dec-06	1980	40
Retail	Billings, MT	2	0	506	3,062	3,568	221	Dec-06	1981	40
Retail	Fort Worth, TX	2	0	1,003	3,304	4,307	257	Dec-06	1985	40
Retail	Greenville, TX	2	0	562	2,743	3,305	168	Dec-06	1985	40
Retail	Lawton, OK	2	0	663	1,288	1,951	99	Dec-06	1984	40
Retail	Grand Prairie, TX		0	1,132	4,754	5,886	574	Dec-06	1984	40
Retail	Sandy, UT	1	0	1,505	3,375	4,880	289	Dec-06	1981	40
Retail	Jacksonville, NC		0	1,151	221	1,372	40	Dec-06	1982	40
Retail	Jefferson, NC	2	0	71	884	955	52	Dec-06	1979	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

Description	Location		Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Retail	Lexington, NC	2	0	832	1,429	2,261	73	Dec-06	1983	40
Retail	Moncks Corner, SC	2	0	13	1,510	1,523	81	Dec-06	1982	40
Retail	Staunton, VA	2	0	1,028	326	1,354	45	Dec-06	1971	40
Retail	Montgomery, AL		0	730	3,210	3,940	223	Dec-06	1980	40
Retail	Port Orchard, WA		0	2,167	1,399	3,566	205	Dec-06	1983	40
Retail	Minden, LA	2	0	334	4,888	5,222	246	Dec-06	1982	40
Retail	Garland, TX	1,2	0	905	3,448	4,353	641	Dec-06	1983	40
Retail	Granbury, TX		0	1,255	3,986	5,241	201	Dec-06	1982	40
Retail	Hillsboro, TX	2	0	139	1,581	1,720	87	Dec-06	1982	40
Retail	Portchester, NY	2	0	7,086	9,313	16,399	936	Dec-06	1982	40
Retail	Tallahassee, FL	2	0	0	3,700	3,700	185	Dec-06	1980	40
Retail	Lubbock, TX	1	0	417	1,783	2,200	110	Dec-06	1978	40
Retail	Edmonds, WA	1,2	0	0	3,947	3,947	152	Dec-06	1981	40
Office	Hilliard, OH		28,960	3,214	29,028	32,242	2,754	Dec-06	2006	40
Retail, Office, Garage	Honolulu, HI	1,2	0	21,094	13,217	34,311	656	Dec-06	1917/1955/1960/1980	40
Office	Orlando, FL		9,975	3,538	9,019	12,557	1,138	Jan-07	2003	12 & 40
Office	Boston, MA		13,700	3,814	14,728	18,542	660	Mar-07	1910	40
Office	Coppell, TX		14,400	2,470	12,793	15,263	574	Mar-07	2002	40
Industrial	Shreveport, LA		19,000	860	21,840	22,700	978	Mar-07	2006	40
Office	Westlake, TX		18,755	2,361	22,396	24,757	2,537	May-07	2007	5, 40
Industrial	Antioch, TN		14,123	5,568	16,610	22,178	1,660	May-07	1983	14 & 40
Office	Canonsburg, PA		9,073	1,055	10,910	11,965	1,195	May-07	1997	8 & 40
Retail	Galesburg, IL		989	560	2,366	2,926	197	May-07	1992	12 & 40
Retail	Lewisburg, WV		1,163	501	1,985	2,486	108	May-07	1993	12 & 40
Retail	Lorain, OH		2,493	1,893	7,024	8,917	451	May-07	1993	23 &40
Retail	Manteca, CA		1,761	2,082	6,464	8,546	413	May-07	1993	23 & 40
Retail	San Diego, CA		1,122	0	13,310	13,310	595	May-07	1993	23 & 40
Retail	Watertown, NY		1,656	386	5,162	5,548	368	May-07	1993	23 & 40
Office	Irving, TX		39,100	7,476	42,780	50,256	4,736	May-07	1999	6 & 40
Office	Westerville, OH	2	0	2,085	9,265	11,350	541	May-07	2000	40
Office	Baton Rouge, LA		6,366	1,252	10,244	11,496	1,007	May-07	1997	6 & 40
Office	Centenial, CO		15,013	4,851	15,187	20,038	1,705	May-07	2001	10 & 40
Office	Overland Park, KS		37,477	4,769	41,956	46,725	3,210	Jun-07	1980	12 & 40
Office	Carrollton, TX		20,305	3,427	22,050	25,477	1,889	Jun-07	2003	8 & 40
Industrial	Durham, NH		19,261	3,464	18,094	21,558	1,394	Jun-07	1986	40
Office	Dallas, TX		18,544	3,984	27,308	31,292	2,215	Jun-07	2002	40
Office	Kansas City, MO		17,880	2,433	20,154	22,587	1,531	Jun-07	1980	12 & 40
Industrial	Streetsboro, OH		19,428	2,441	22,171	24,612	1,734	Jun-07	2004	12 & 40
Office	Issaquah, WA		31,729	5,126	13,554	18,680	1,481	Jun-07	1987	8 & 40
Office	Issaquah, WA		0	6,268	16,058	22,326	1,697	Jun-07	1987	8 & 40
Office	Houston, TX		18,861	12,835	26,690	39,525	3,368	Jun-07	2000	2 & 40
Industrial	Laurens, SC		15,844	5,552	20,886	26,438	1,808	Jun-07	1991	40
Industrial	Winchester, VA		10,374	3,823	12,226	16,049	1,174	Jun-07	2001	40
Industrial	Temperance, MI		10,621	3,040	14,738	17,778	1,239	Jun-07	1980	40
Industrial	Logan, NJ		7,246	1,825	10,776	12,601	705	Jun-07	1998	40
Industrial	Plymouth, MI		11,519	2,296	13,398	15,694	1,701	Jun-07	1996	40
Office	Fishers, IN		13,745	2,808	18,661	21,469	2,245	Jun-07	1999	40
Office	Irving, TX		25,773	4,889	29,598	34,487	3,330	Jun-07	1999	40
Office	Milford, OH		15,375	3,124	15,726	18,850	2,173	Jun-07	1991	40
Office	Lake Mary, FL		12,722	4,535	13,950	18,485	1,773	Jun-07	1997	40
Office	Lake Mary, FL		12,712	4,438	14,202	18,640	1,713	Jun-07	1999	40
Office	Parisppany, NJ		39,239	7,478	84,051	91,529	8,098	Jun-07	2000	40
Office	Colorado Springs, CO		11,182	2,748	12,554	15,302	1,141	Jun-07	1980	40
Office	Herndon, VA		11,751	9,409	12,853	22,262	1,535	Jun-07	1987	40
Office	Chicago, IL		29,085	5,155	46,187	51,342	4,760	Jun-07	1986	40
Office	Glen Allen, VA		19,522	2,361	28,888	31,249	3,830	Jun-07	1998	40
Office	Cary, NC		12,656	5,342	14,866	20,208	1,752	Jun-07	1999	40
Industrial	Duncan, SC	2	0	884	8,626	9,510	340	Jun-07	2005	40
Office	Farmington Hills, MI		19,277	4,876	21,115	25,991	2,527	Jun-07	1999	10 & 40
Office	Brea, CA		77,326	37,269	45,695	82,964	5,053	Jun-07	1983	40
Office	Lenexa, KS	2	0	6,909	29,032	35,941	402	Jul-08	2007	15 & 40
Office	Louisville, CO		7,520	3,657	9,524	13,181	117	Sep-08	1987	9 & 40

Construction in progress					22,756	22,756
	subtotal		1,778,009	618,559	3,137,629	3,756,188	461,661
	1 (see note below)		205,845
	3 (see note below)		25,000
	Total		2,008,854	618,559	3,137,629	3,756,188	461,661

1) properties are collateral for $205,845 in secured term loans at December 31, 2008
2) properties are collateral for $165,000 secured term loan and $85,000 secured revolving credit facility entered into on February 13, 2009
3) properties are cross-collateralized for a $25,000 million secured term loan at 12/31/08
4) properties are encumbered by a $14,776 contract right payable.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

 (A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company’s properties at December 31, 2008 for Federal income tax purposes was approximately $4.2 billion.

	2008	2007	2006
Reconciliation of real estate owned:
Balance at the beginning of year	$4,109,097	$3,751,202	$1,883,115
Merger basis reallocation	—	8,235	—
Additions during year	101,038	146,252	1,918,700
Properties sold during year	(341,762)	(634,560)	(53,696)
Property contributed to joint venture during year	(100,415)	(132,054)	—
Properties consolidated during the year	—	1,109,064	110,728
Reclassified held for sale properties	(8,782)	(138,163)	(113,033)
Properties impaired during the year	—	(15,500)	(6,100)
Properties held for sale placed back in service	—	1,830	7,442
Translation adjustment on foreign currency	(1,250)	3,018	—
Other reclassification	(1,738)	—	—
Construction in progress reclassification	—	9,773	4,046
Balance at end of year	$3,756,188	$4,109,097	$3,751,202

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$379,831	$276,129	$241,188
Depreciation and amortization expense	142,597	137,525	67,456
Accumulated depreciation and amortization of properties sold and held for sale during year	(15,859)	(54,737)	(37,178)
Accumulated depreciation of property contributed to joint venture	(43,018)	(16,887)	—
Accumulated depreciation of properties consolidated during the year	—	37,597	4,616
Translation adjustment on foreign currency	(152)	204	47
Other reclassification	(1,738)	—	—
Balance at end of year	$461,661	$379,831	$276,129

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 59 of this Annual Report, is incorporated herein by reference.

Attestation Report of the Registered Public Accounting Firm.

The Report of the Independent Registered Public Accounting Firm constituting the Attestation Report of the Registered Public Accounting Firm, which appears on page 62 of this Annual Report, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Trustees and Executive Officers of the Registrant

The information regarding our executive officers required to be furnished pursuant to this item is set forth in Part I following Item 4 of this Annual Report. Information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers will be in our Definitive Proxy Statement for our 2009 Annual Meeting of Shareholders, which we refer to as our Proxy Statement and is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.  In addition, certain information regarding related party transactions is set forth in note 17 to the Consolidated Financial Statements on page 93 of this Annual Report.

Item 14.  Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

Page
(a)(1) Financial Statements	60
(2) Financial Statement Schedule	97
(3) Exhibits	102

Exhibit No.		Description

3.1	—
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

3.14	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.15	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.16	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)

Exhibit No.		Description
3.17	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.18	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”))(1)
3.19	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.20	—
Amended and Restated Agreement of Limited Partnership (“the Net 3 Partnership Agreement”) of Net 3 Acquisition L.P. (“Net 3”) (filed as Exhibit 3.16 to the Company’s Registration Statement of Form S-3 filed November 16, 2006)(1)

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
Indenture, dated as of January 29, 2007, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)

4.6	—
First Supplemental Indenture, dated as of January 29, 2007, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 5.45% Exchangeable Guaranteed Notes due 2027 (filed as Exhibit 4.2 to the 01/29/07 8-K)(1)

4.7	—
Second Supplemental Indenture, dated as of March 9, 2007, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 9, 2007 (the “03/09/07 8-K”))(1)

4.8	—
Amended and Restated Trust Agreement, dated March 21, 2007, among the Company, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/2007 8-K”))(1)

4.9	—
Third Supplemental Indenture, dated as of June 19, 2007, among the Company (as successor to The Lexington Master Limited Partnership), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on June 22, 2007) (1)

4.10	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.11	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 2, 2009 (the “01/02/09 8-K”)) (1)

10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)
10.2	—	The Company’s 2007 Equity Award Plan (filed as Annex A to the Company’s Definitive Proxy Statement dated April 19, 2007) (1,4)
10.3	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)
10.4	—	Amendment to 2007 Outperformance Program (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on December 20,2007 (the 12/26/07 8-K)) (1,4)

Exhibit No.		Description
10.5	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)
10.6	—
Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K) (1, 4)

10.7	—
Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”)) (1, 4)

10.8	—
Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll and (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

10.9	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1,4)
10.10	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.11	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2008) (1,4)
10.12	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the 01/02/09 8-K) (1,4)
10.13	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K) (1,4)
10.14	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.15	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.16	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.17	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.18	—	Form of Amendment No. 1 to Employment Agreements with E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 01/02/09 8-K) (1, 4)
10.19	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.20	—	Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (1)
10.21	—
Credit Agreement, dated as of February 13, 2009 among the Company, LCIF, LCIF II, Net 3, jointly and severally as borrowers, certain subsidiaries of the Company, as guarantors, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto together with their assignees pursuant to Section 12.5 therein (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 17, 2009)(1)

10.22	—
Master Repurchase Agreement, dated March 30, 2006, among Column Financial Inc., 111 Debt Acquisition LLC, 111 Debt Acquisition Mezz LLC and Newkirk (filed as Exhibit 10.2 to Newkirk’s Current Report on Form 8-K filed April 5, 2006 (the “NKT 04/05/06 8-K”))(1)

10.23	—
Master Terms and Conditions for Issuer Forward Transactions between the Company and Citigroup Financial Products Inc., effective as of October 28, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 (the “11/06/08 8-K”))(1)

10.24	—
Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of August 2, 2008, between Lex-Win Concord and Inland American (Concord) Sub, LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on August 4, 2008 (the “08/04/08 8-K”)(1))

10.25	—	Limited Liability Company Agreement of Lex-Win Concord, dated as of August 2, 2008 (filed as Exhibit 10.2 to 08/04/08 8-K)(1)
10.26	—	Administration and Advisory Agreement, dated as of August 2, 2008, among Lex-Win Concord, WRP Management LLC and WRP Sub-Management LLC (filed as Exhibit 10.3 to the Company’s 08/04/08 8-K)(1)
10.27	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4 to the 07/24/06 8-K)(1)
10.28	—
Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM Bryn Mawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

Exhibit No.		Description
10.29	—
Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.30	—
Amended and Restated Ownership Limit Waiver Agreement, dated as of October 28, 2008, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.2 to the 11/06/08 8-K)(1)

10.31	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.32	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the11/06/08 8-K)(1)
10.33	—
Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.34	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)
10.35	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.36	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K)(1)
10.37	—
Second Amendment and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008 (the “2/21/08 8-K”))(1)

10.38	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K)(1)
10.39	—	Form of Contribution Agreement dated as of December 20, 2007 (filed as Exhibit 10.5 to the 12/26/07 8-K)(1)
10.40	—	Sales Agreement with Cantor Fitzgerald & Co., dated as of December 12, 2008 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008 (the “12/12/08 8-K”))(1)
10.41	—	Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of December 12, 2008 (filed as Exhibit 1.1 to the 12/12/08 8-K)(1)
12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends(2)
14.1	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)(1)
21	—	List of Subsidiaries(2)
23.1	—	Consent of KPMG LLP(2)
23.2	—	Consent of PricewaterhouseCoopers LLP(2)
23.3	—	Consent of KPMG LLP(2)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
99.1	—	Financial statements and related financial statement schedule of Lex-Win Concord LLC(2)
99.2		Financial statements and related financial statement schedule of Net Lease Strategic Assets Fund L.P.(2)
__________

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
T. Wilson Eglin
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Wilson Eglin and Patrick Carroll, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

Signature	Title

/s/ E. Robert Roskind	Chairman of the Board of Trustees
E. Robert Roskind

/s/ Richard J. Rouse	Vice Chairman of the Board of Trustees
Richard J. Rouse	and Chief Investment Officer

/s/ T. Wilson Eglin	Chief Executive Officer, President, Chief
T. Wilson Eglin	Operating Officer and Trustee

/s/ Patrick Carroll	Chief Financial Officer, Treasurer and
Patrick Carroll	Executive Vice President

/s/ Paul R. Wood	Vice President, Chief Accounting Officer
Paul R. Wood	and Secretary

/s/ Clifford Broser	Trustee
Clifford Broser

/s/ Geoffrey Dohrmann	Trustee
Geoffrey Dohrmann

/s/ Carl D. Glickman	Trustee
Carl D. Glickman

/s/ James Grosfeld	Trustee
James Grosfeld

/s/ Harold First	Trustee
Harold First

/s/ Richard Frary	Trustee
Richard Frary

/s/ Kevin W. Lynch	Trustee
Kevin W. Lynch

DATE: March 2, 2009