Form 10-Q
period 2009-03-31
LEXINGTON REALTY TRUST
filed 2009-05-08
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 105,879,828 common shares, par value $0.0001 per share on May 6, 2009.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Unaudited and in thousands, except share and per share data)

	March 31,	December 31,
	2009	2008
Assets:
Real estate, at cost	$3,757,496	$3,756,188
Less: accumulated depreciation and amortization	489,405	461,661
	3,268,091	3,294,527
Properties held for sale – discontinued operations	1,785	8,150
Intangible assets, net	323,267	343,192
Cash and cash equivalents	47,016	67,798
Restricted cash	26,768	31,369
Investment in and advances to non-consolidated entities	124,739	179,133
Deferred expenses, net	41,300	35,741
Notes receivable, net	66,237	68,812
Rent receivable – current	10,613	19,829
Rent receivable – deferred	18,748	16,499
Other assets	32,874	40,675
Total assets	$3,961,438	$4,105,725

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$2,009,257	$2,033,854
Exchangeable notes payable	182,816	204,074
Trust preferred securities	129,120	129,120
Contract rights payable	15,132	14,776
Dividends payable	8,446	24,681
Liabilities – discontinued operations	306	6,142
Accounts payable and other liabilities	36,678	33,814
Accrued interest payable	9,311	16,345
Deferred revenue - below market leases, net	118,405	121,722
Prepaid rent	24,855	20,126
	2,534,326	2,604,654
Commitments and contingencies (notes 6, 7, 9, 10, 11, 12, 13, 14 and 15)

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $129,915; 2,598,300 shares issued and outstanding	126,217	126,217
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 100,780,075 and 100,300,238 shares issued and outstanding in 2009 and 2008, respectively	10	10
Additional paid-in-capital	1,640,128	1,638,540
Accumulated distributions in excess of net income	(642,525)	(569,131)
Accumulated other comprehensive income (loss)	(16,112)	(15,650)
Total shareholders’ equity	1,333,807	1,406,075
Noncontrolling interests	93,305	94,996
Total equity	1,427,112	1,501,071
Total liabilities and equity	$3,961,438	$4,105,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three months ended March 31, 2009 and 2008
(Unaudited and in thousands, except share and per share data)

	Three Months ended March 31,
	2009	2008
Gross revenues:
Rental	$89,520	$95,144
Advisory and incentive fees	463	311
Tenant reimbursements	10,798	10,025
Total gross revenues	100,781	105,480

Expense applicable to revenues:
Depreciation and amortization	(47,429)	(54,917)
Property operating	(22,120)	(18,695)
General and administrative	(6,665)	(11,046)
Non-operating income	4,118	2,104
Interest and amortization expense	(34,942)	(43,826)
Debt satisfaction gains, net	6,411	6,419
Change in value of forward equity commitment	(8,633)	—
Impairment charges and loan loss reserves	(10,597)	—
Gains on sale-affiliates	—	23,169

Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	(19,076)	8,688
Provision for income taxes	(675)	(1,289)
Equity in earnings (losses) of non-consolidated entities	(47,124)	5,548
Income (loss) from continuing operations	(66,875)	12,947

Discontinued operations:
Income from discontinued operations	8	1,065
Provision for income taxes	(47)	(68)
Gains on sales of properties	3,094	687
Impairment charges	—	(2,694)
Total discontinued operations	3,055	(1,010)
Net income (loss)	(63,820)	11,937
Less net income attributable to noncontrolling interests	(1,128)	(6,294)
Net income (loss) attributable to Lexington Realty Trust	(64,948)	5,643
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)
Dividends attributable to preferred shares – Series C	(2,111)	(2,519)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)
Net loss attributable to common shareholders	$(71,575)	$(1,392)

Income (loss) per common share–basic:
Income (loss) from continuing operations, after preferred dividends	$(0.75)	$(0.01)
Income (loss) from discontinued operations	0.03	(0.01)

Net income (loss) attributable to common shareholders	$(0.72)	$(0.02)

Weighted average common shares outstanding–basic	99,954,569	59,826,579

Income (loss) per common share–diluted:
Income (loss) from continuing operations, after preferred dividends	$(0.75)	$(0.01)
Income (loss) from discontinued operations	0.03	(0.01)

Net income (loss) attributable to common shareholders	$(0.72)	$(0.02)
Weighted average common shares outstanding–diluted	99,954,569	59,826,579

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(74,630)	$(472)
Income (loss) from discontinued operations	3,055	(920)
Net loss attributable to common shareholders	$(71,575)	$(1,392)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2009 and 2008
(Unaudited and in thousands)

	Three Months ended March 31,
	2009	2008

Net income (loss)	$(63,820)	$11,937
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities, net	—	38
Change in unrealized gain (loss) on foreign currency translation	(165)	270
Change in unrealized gain (loss) on interest rate swap, net	(100)	485
Change in unrealized loss from non-consolidated entities, net	(197)	(9,947)
Other comprehensive income (loss)	(462)	(9,154)
Comprehensive income (loss)	(64,282)	2,783
Comprehensive income attributable to noncontrolling interests	(1,128)	(1,506)
Comprehensive income (loss) attributable to Lexington Realty Trust	$(65,410)	$1,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three months ended March 31, 2009
(Unaudited and in thousands, except share amounts)

			Company Shareholders
	Total	Comprehensive Loss	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in- Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
Balance December 31, 2008	$1,501,071	$—	11,958,300	$352,306	100,300,238	$10	$1,638,540	$(569,131)	$(15,650)	$94,996

Contributions from noncontrolling interests	126	—	—	—	—	—	—	—	—	126

Redemption of noncontrolling OP units for common shares	—	—	—	—	79,037	—	517	—	—	(517)

Issuance of common shares, net	1,071	—	—	—	400,800	—	1,071	—	—	—

Dividends/distributions	(10,874)	—	—	—	—	—	—	(8,446)	—	(2,428)

Comprehensive income (loss):

Net income (loss)	(63,820)	(63,820)	—	—	—	—	—	(64,948)	—	1,128

Other comprehensive loss:

Change in unrealized loss on foreign currency translation	(165)	(165)	—	—	—	—	—	—	(165)	—

Change in unrealized loss on interest rate swap, net	(100)	(100)	—	—	—	—	—	—	(100)	—

Change in unrealized loss from non-consolidated entities, net	(197)	(197)	—	—	—	—	—	—	(197)	—

Other comprehensive loss	(462)	(462)

Comprehensive loss	(64,282)	$(64,282)

Balance March 31, 2009	$1,427,112		11,958,300	$352,306	100,780,075	$10	$1,640,128	$(642,525)	$(16,112)	$93,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three months ended March 31, 2008
(Unaudited and in thousands, except share amounts)

			Company Shareholders
	Total	Comprehensive Income (Loss)	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in- Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
Balance December 31, 2007	$1,738,403	$—	12,460,001	$376,678	61,064,334	$6	$1,056,464	$(469,769)	$(2,778)	$777,802

Repurchase of exchangeable note equity component	(753)	—	—	—	—	—	(753)	—	—	—

Redemption of noncontrolling OP units for common shares	—	—	—	—	92,623	—	826	—	—	(826)

Repurchase of noncontrolling OP units for cash	(449)	—	—	—	—	—	154	—	—	(603)

Issuance of common shares, net	1,442	—	—	—	200,792	—	1,428	14	—	—

Repurchase of common shares	(16,270)	—	—	—	(1,120,900)	—	(16,270)	—	—	—

Dividends/distributions paid	(142,083)	—	—	—	—	—	—	(26,913)	—	(115,170)

Comprehensive income (loss):

Net income (loss)	11,937	11,937	—	—	—	—	—	5,643	—	6,294

Other comprehensive income (loss):

Change in unrealized gain (loss) on marketable equity securities, net	38	38	—	—	—	—	—	—	107	(69)

Change in unrealized gain on foreign currency translation	270	270	—	—	—	—	—	—	270	—

Change in unrealized gain on interest rate swap, net	485	485	—	—	—	—	—	—	243	242

Change in unrealized loss from non-consolidated entities, net	(9,947)	(9,947)	—	—	—	—	—	—	(4,986)	(4,961)

Other comprehensive income (loss)	(9,154)	(9,154)

Comprehensive income	2,783	$2,783

Balance March 31, 2008	$1,583,073		12,460,001	$376,678	60,236,849	$6	$1,041,849	$(491,025)	$(7,144)	$662,709

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2009 and 2008
(Unaudited and in thousands)

	2009	2008

Net cash provided by operating activities:	$43,696	$67,961

Cash flows from investing activities:
Investment in real estate, including intangibles	(11,358)	(3,056)
Net proceeds from sale of properties - affiliates	—	73,401
Net proceeds from sale/transfer of properties	10,927	122,432
Proceeds from the sale of marketable equity securities	—	2,500
Real estate deposits	—	205
Principal payments received on loans receivable	1,317	732
Distributions from non-consolidated entities in excess of accumulated earnings	1,269	524
Investment in and advances to/from non-consolidated entities	4,816	(9,441)
Increase in deferred leasing costs	(1,253)	(6,774)
Changes in escrow deposits and restricted cash	7,013	(51,730)
Net cash provided by investing activities	12,731	128,793

Cash flows from financing activities:
Dividends to common and preferred shareholders	(24,681)	(158,168)
Repurchase of exchangeable notes	(14,830)	(87,374)
Mortgage payoffs	(12,759)	(162,894)
Principal amortization payments	(15,765)	(27,684)
Term loans and lines of credit extinguishments	(199,280)	—
Proceeds from term loans and lines of credit, net	200,000	70,000
Increase in deferred financing costs	(4,423)	(2,401)
Issuance costs of common shares	(562)	—
Swap termination costs	(366)	—
Contributions from noncontrolling interests	126	—
Cash distributions to noncontrolling interests	(2,428)	(115,170)
Payments on forward equity commitment, net	(2,241)	—
Repurchase of common shares	—	(16,270)
Partnership units repurchased	—	(449)
Net cash used in financing activities	(77,209)	(500,410)
Change in cash and cash equivalents	(20,782)	(303,656)
Cash and cash equivalents, at beginning of period	67,798	412,106
Cash and cash equivalents, at end of period	$47,016	$108,450

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

     LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of predominately net leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net lease area. As of March 31, 2009, the Company owned or had interests in approximately 225 consolidated properties in 41 states and the Netherlands. The real properties owned by the Company are generally subject to net leases to tenants, which are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of a limited partner that holds a majority of the limited partner interests (“OP units”) or through Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS.  On December 31, 2008, The Lexington Master Limited Partnership (“MLP”), a former operating partnership, merged with and into the Company and the MLP ceased to exist.  As of March 31, 2009, the Company controlled three operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”), (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”), and Net 3 Acquisition L.P. (“Net 3”).

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods.  For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission on March 2, 2009 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”).

(2)           Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, LRA and Six Penn Center L.P.  The MLP and Lexington Contributions, Inc. (“LCI”), formerly a majority-owned TRS that was merged with and into the Company as of March 25, 2008, are included in the condensed consolidated financial statements through the merger dates. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”) and/or Emerging Issues Task Force (“EITF”) 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity (“VIE”), the Company applies the guidance in EITF 04-05, and if the Company controls the entity’s voting shares or similar rights as determined in EITF 04-05, the entity is consolidated.

Use of Estimates.  Management has made a number of significant estimates and judgments relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles.  These estimates and judgments may require the use of significant assumptions about future events.  Management evaluates its estimates and judgments on an ongoing basis considering historical experience and other factors, including the current economic environment and future expectations. The current economic environment has increased the degree of uncertainty inherent in these estimates and judgments.  Management adjusts such estimates when facts and circumstances dictate.  The most significant estimates and judgments made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of whether certain entities should be consolidated, classification of noncontrolling interests, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation of derivative financial instruments, and the useful lives of long-lived assets. Given the significant use of assumptions, actual results could differ materially from these estimates and judgments.

Revenue Recognition. The Company recognizes revenue in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured.  In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term.  The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease.  All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated.  All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible assets held when a triggering event under Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as amended (“SFAS 144”) has occurred to determine whether an impairment loss must be recognized. The evaluation includes estimating and reviewing anticipated future cash flows to be derived from the asset. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Impairment of Equity Method Investments.  In accordance with Accounting Principles Board (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”), the Company assesses whether there are indicators that the value of its equity method investments may be impaired.  An impairment charge is recognized only if the Company determines that a decline in the value of the investment below its carrying value is other than temporary.  The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Company’s intent and ability to recover its investment given the nature and operations of the underlying investment, including the level of the Company’s involvement therein, among other factors. To the extent impairment is deemed to be other than temporary, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Impairment of Loans Receivable.  Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan or investment is deemed to be impaired.  In accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan (an amendment of FASB Statements No. 5 and 15), the Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement.  Significant judgments are required in determining whether impairment has occurred.  The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable current market price to the net carrying value of the loan, which may result in an allowance and corresponding charge to loan loss reserves.

Common Shareholder Dividends.  For its quarterly common share dividends declared during 2009, the Company relies upon Internal Revenue Service Revenue Procedure 2008-68 (“IRS Rev. Proc. 2008-68”).  IRS Rev. Proc. 2008-68 allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash.   The Company does not retrospectively adjust earnings (loss) per share for the stock dividend portion of the dividend, if any, as the stock dividend is not pro rata as common shareholders may elect if they would like to receive the dividend all in cash, not to exceed, at minimum, 10% in the aggregate, or all in common shares.

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

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2009, the Company was not aware of any environmental matter relating to any of its assets that could have a material impact on the financial statements.

Reclassifications.  Certain amounts included in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Newly Adopted Accounting Pronouncements That Did Not Require Retrospective Application.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, as amended (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which were deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS 13 and related standards.  SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the Company’s assessment of fair value. The adoption of this statement for financial assets and liabilities on January 1, 2008 and for non-financial assets and liabilities on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and acquisition related costs will generally be expensed rather than included as part of the basis of the acquisition.  SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations.  SFAS 141R was effective for acquisitions in periods beginning on or after December 15, 2008 and the standard was adopted by the Company on January 1, 2009.  This standard could materially impact the Company’s future financial results to the extent that the Company acquires significant amounts of real estate, as related acquisition costs will be expensed as incurred compared to the previous generally accepted accounting practice of capitalizing such costs and amortizing them over the estimated useful life of the assets acquired.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No.133 (“SFAS 161”). SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 was effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In October 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-3 (“FSP FAS 157-3”), Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active, which clarifies the application of FASB 157, Fair Value Measurements, in a market that is not active.  Among other things, FSP FAS 157-3 clarifies that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales.  In cases where the volume and level of trading activity for an asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment.  In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset.  Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 was effective upon issuance and includes prior periods for which financial statements have not been issued.  The Company has adopted FSP FAS 157-3, which did not have a material impact on the Company’s financial position, results of operations or cash flows.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”).  EITF 08-6 addresses questions about the potential effect of FASB Statement No. 141R, Business Combinations, and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, on equity method accounting under APB 18.  EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment.  EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18.  EITF 08-6 was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is applied prospectively.  The implementation of EITF 08-6 on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP FAS 140-4 and FIN 46R-8”).  This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities.  The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity.  FSP FAS 140-4 and FIN 46R-8 was effective for the first interim period or fiscal year ending after December 15, 2008.  The adoption of FSP FAS 140-4 and FIN 46R-8 on December 31, 2008 did not have a material impact on the Company’s financial statements as the Company does not have significant variable interests.

Newly Adopted Accounting Pronouncements That Required Retrospective Application.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 was effective for periods beginning on or after December 15, 2008 and was applied prospectively effective January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result of this pronouncement, the Company performed a complete evaluation of its noncontrolling interests previously classified in the “mezzanine” section of the balance sheet to determine if the noncontrolling interests should be treated as permanent equity.   SFAS 160 does not specifically address the accounting for redeemable noncontrolling interests that are required to be presented outside of permanent equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities, and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks.   The Company determined that the noncontrolling interests should be classified as a separate component of permanent equity.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-1").  FSP 14-1 is applicable to issuers of convertible debt that may be settled wholly or partly in cash.  The adoption of FSP 14-1 affected the accounting for the Company’s 5.45% Exchangeable Guaranteed Notes issued in 2007.  FSP 14-1 requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an additional paid-in-capital component representing the conversion feature.  The resulting discount is amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  FSP 14-1 was effective for fiscal years beginning after December 31, 2008, was adopted by the Company on January 1, 2009 and required retroactive application.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1").  FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“SFAS 128”), and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share.  FSP 03-6-1 was adopted by the Company on January 1, 2009.  The Company has determined that its unvested share based payment awards are participating securities and has applied the two-class method under SFAS 128 to the calculation of earnings per share for all periods presented.  Under the two-class method unvested share based payment awards are not allocated losses as they are not obligated to absorb losses.

The following table discloses the effect of the retrospective application of these accounting pronouncements on the Company’s condensed consolidated financial statements in accordance with paragraphs 17 and 18 of SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3:

	As Originally Reported (1)(2)	As Adjusted for Retrospective Application of Accounting Pronouncement (3)	Effect of Change

Condensed Consolidated Balance Sheet Data at December 31, 2008:

Deferred expenses, net	$35,904	$35,741	$(163)
Total assets	$4,105,888	$4,105,725	$(163)
Exchangeable notes payable	$211,000	$204,074	$(6,926)
Minority interests	$94,996	$—	$(94,996)
Additional paid-in-capital	$1,624,463	$1,638,540	$14,077
Accumulated distributions in excess of net income	$(561,817)	$(569,131)	$(7,314)
Noncontrolling interests	$—	$94,996	$94,996
Total liabilities and equity	$4,105,888	$4,105,725	$(163)

Condensed Consolidated Statement of Operations Data for the three months ended March 31, 2008:

Interest and amortization expense	$(43,357)	$(44,398)	$(1,041)
Debt satisfaction gains, net	$9,706	$6,419	$(3,287)
Income from continuing operations	$16,588	$12,260	$(4,328)
Net income attributable to noncontrolling interests	$8,453	$6,294	$2,159
Net income to shareholders	$7,812	$5,643	$(2,169)
Income (loss) per common share - basic	$0.01	$(0.02)	$(0.03)
Income (loss) per common share - dilutive	$0.01	$(0.02)	$(0.03)
Weighted average common shares outstanding - dilutive	59,837,094	59,826,579	(10,515)
        _____________

(1)	Balance sheet items as reported in the Company’s Annual Report.

(2)	Statement of operations as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008 adjusted for the presentation requirements of SFAS 160.

(3)	Amounts have not been adjusted for the reclassification of discontinued operations.

Recently Issued Accounting Pronouncements That May Impact Future Periods.

In April 2009, the FASB issued the following three FSPs which are effective for interim and annual periods ending after June 15, 2009.  The Company is currently evaluating the impact of these FSPs on the Company’s financial position, results of operations and cash flows.

FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

(3)           Earnings per Share

The Company’s unvested shared-based payment awards are considered participating securities in accordance with FSP EITF 03-6-1, as such the Company is required to use the two-class method for the computation of basic and diluted earnings per share in accordance with SFAS 128. Under the two-class computation method net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company. The Company had a loss attributable to common shareholders for the three months ending March 31, 2009 and 2008, which was not allocated to unvested share based payment awards.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2009 and 2008:

	Three Months ended
	March 31,
	2009	2008
BASIC

Income (loss) from continuing operations attributable to Lexington Realty Trust	$(68,003)	$6,563
Less preferred dividends	(6,627)	(7,035)
Income (loss) attributable to common shareholders from continuing operations	(74,630)	(472)
Total income (loss) from discontinued operations attributable to shareholders	3,055	(920)
Net income (loss) attributable to common shareholders	$(71,575)	$(1,392)

Weighted average number of common shares outstanding -basic	99,954,569	59,826,579

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.75)	$(0.01)
Income (loss) from discontinued operations	0.03	(0.01)
Net income (loss)	$(0.72)	$(0.02)

DILUTED
Income (loss) attributable to common shareholders from continuing operations – basic	$(74,630)	$(472)
Incremental loss attributed to assumed conversion of dilutive securities	—	—
Income (loss) attributable to common shareholders from continuing operations	(74,630)	(472)
Total income (loss) from discontinued operations attributable to shareholders	3,055	(920)
Net income (loss) attributable to common shareholders	$(71,575)	$(1,392)

Weighted average number of common shares used in calculation of basic earnings per share	99,954,569	59,826,579
Add incremental shares representing:
Shares issuable upon conversion of dilutive securities	—	—
Weighted average number of common shares outstanding - diluted	99,954,569	59,826,579

Income (loss) per common share - diluted:
Income (loss) from continuing operations	$(0.75)	$(0.01)
Income from discontinued operations	0.03	(0.01)
Net income (loss)	$(0.72)	$(0.02)

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

During the three months ended March 31, 2009, the Company acquired the remainder interests in 27.6 acres of land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property. During the three months ended March 31, 2008, the Company did not acquire any properties.

(5)	Discontinued Operations

During the three months ended March 31, 2009, the Company sold one property to an unrelated third party for net sales proceeds of $10,927 which resulted in an aggregate gain of $3,094.  During the three months ended March 31, 2008, the Company sold three properties to unrelated third parties for aggregate sales proceeds of $122,432 which resulted in an aggregate gain of $687.  As of March 31, 2009, the Company had one property held for sale.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months ended March 31,
	2009	2008
Rental revenues	$64	$5,225
Pre-tax income (loss), including gains on sale	$3,102	$(942)

 (6)         Investment in Non-Consolidated Entities

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord LLC (“Lex-Win Concord”)

On December 31, 2006, the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets.  The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of the parent of Winthrop. The co-investment program was equally controlled by the Company and Winthrop.

During the third quarter of 2008, the Company and Winthrop formed Lex-Win Concord, and the Company and Winthrop each contributed to Lex-Win Concord all of their right, title, interest and obligations in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO.  Immediately following the contribution, Inland American (Concord) Sub LLC (“Inland Concord”), a subsidiary of Inland American Real Estate Trust Inc. ("Inland "), entered into an agreement to contribute up to $100,000 in redeemable preferred membership interest over an 18 month period to Concord, of which $76,000 has been contributed as of March 31, 2009.  Lex-Win Concord, as managing member of Concord, and Inland Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord.  Under the terms of the agreement, additional contributions by Inland Concord are to be used primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans.  In addition, provided that certain terms and conditions are satisfied, including payment to Inland Concord of a 10% priority return, both the Company and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 (or after a specified period, 200% of Inland Concord’s unreturned contributions) through distributions of principal payments from the retirement of existing loans and bonds in Concord's current portfolio.  In addition, Lex-Win Concord is obligated to make additional capital contributions to Concord of up to $75,000 only if such capital contributions are necessary under certain circumstances.

As of March 31, 2009, the Company and Winthrop have each invested $162,500 in Lex-Win Concord. As of March 31, 2009 and December 31, 2008, $62,633 and $114,604, respectively, were the Company’s investment in and advances to Lex-Win Concord.  The reduction in the Company’s investment in Lex-Win Concord is primarily a result of impairment charges and distributions. All profits, losses and cash flows are distributed in accordance with the respective membership interests.

The following is summary balance sheet data as of March 31, 2009 and December 31, 2008 and income statement data for the three months ended March 31, 2009 and 2008 for Lex-Win Concord:

	As of 3/31/09	As of 12/31/08
Loan and bond investments, net of impairments, reserves and losses	$945,864	$981,635
Cash, including restricted cash	3,639	15,134
Warehouse debt and credit facilities obligations	319,904	320,604
Collateralized debt obligations	347,525	347,525
Noncontrolling preferred interest	76,558	76,441
Members’ capital	183,557	219,322

	Three Months ended March 31,
	2009	2008
Interest and other income	$12,529	$20,039
Gain on debt extinguishment	—	5,150
Interest expense, including non-qualifying cash flow hedge	(4,632)	(10,853)
Impairment losses and loan loss reserves	(40,289)	(5,377)
Other expenses	(1,093)	(809)
Net income (loss)	$(33,485)	$8,150
Net income attributable to noncontrolling interests	(1,877)	—
Net income (loss) attributable to members	(35,362)	8,150
Other comprehensive loss	(394)	(19,269)
Comprehensive loss	$(35,756)	$(11,119)

Unless they are designated as held for sale, Concord’s loan assets are carried at cost, net of unamortized loan origination costs and fees, repayments and unfunded commitments unless such loan is deemed to be other-than-temporarily impaired.  Concord’s loan assets that are designated as held for sale are carried at the lower of cost or fair value. Concord’s bonds are treated as available for sale securities and, accordingly, are marked-to-estimated fair value on a quarterly basis based on valuations performed by Concord’s management.

During the three months ended March 31, 2009, Concord recorded $40,289 in impairment losses and loan loss reserves on its loan and bond portfolio.   In March 2009, Concord received an approximate $35,000 margin call on one of its warehouse facilities, which had $159,475 outstanding at March 31, 2009 and was subsequently reduced to $148,846 on April 13, 2009. On April 14, 2009, Concord entered into an amendment to the facility agreement.  The amendment provides, among other things, that (1) two loan assets must be sold by May 31, 2009, (2) on or after September 30, 2009 through December 30, 2009 the outstanding balance on the facility must be reduced to $80,000, (3) at December 31, 2009 and thereafter, the balance of the facility cannot exceed $60,000, and (4) the maturity date of the facility is now December 31, 2010.  Concord’s management has identified certain loans that will be disposed of to provide liquidity to meet the repurchase and pay down requirements under the amendment.  As these assets are considered held for sale, Concord has reduced these assets to fair value and has recorded impairment losses of $36,908 for the three months ended March 31, 2009.

In addition, the Company’s management performed a comprehensive analysis of its investment in Lex-Win Concord to determine if the investment was other-than-temporarily impaired.  Due to the continued deterioration in the value of Concord’s loan and bond portfolio and particularly due to Concord’s recent margin call, the Company’s management does not believe its investment in Lex-Win Concord will experience any growth.  As such, the Company does not anticipate providing any new capital to the venture and thus Concord’s future cash flow needs, including margin calls, will need to be funded by either (1) committed capital from Inland Concord, (2) Concord’s operating cash flows, (3) through the sale of Concord’s assets or (4) additional third-party financing or equity sources.  Accordingly, because additional Concord assets may be sold prior to maturity to potentially meet these cash flow requirements, the Company estimated the fair value of its interest in Lex-Win Concord by performing a discounted cash flow analysis coupled with a market approach analysis.  The Company compared the estimated fair value of its interest in Lex-Win Concord to the carrying value of its interest and determined that the Company’s investment was other-than-temporarily impaired and recorded an other-than-temporary impairment of $29,093 in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub LLC (“Inland NLS”), a subsidiary of Inland.  NLS was established to acquire single-tenant net lease specialty real estate in the United States. Since the formation of NLS in 2007, the Company has contributed fee and leasehold interests in 19 properties and $15,207 in cash to NLS and Inland NLS contributed $217,049 in cash to NLS. In addition, the Company sold for cash, leasehold interests in 24 properties, plus a 40% tenant-in-common interest in a property, to NLS.  The properties were subject to approximately $339,500 in mortgage debt, which was assumed by NLS. During the three months ended March 31, 2008, the Company recorded an aggregate gain of $23,169 due to the sale of six properties to NLS, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity.  Inland NLS and the Company own 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s preferred equity.

Inland NLS and the Company are currently entitled to a return on/of their respective investments as follows: (1) Inland NLS, 9% on its common equity, (2) the Company, 6.5% on its preferred equity, (3) the Company, 9% on its common equity, (4) return of the Company preferred equity, (5) return of Inland NLS common equity (6) return of the Company common equity and (7) any remaining cash flow is allocated 65% to Inland NLS and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland NLS and 15% to the Company.

In addition to the capital contributions described above, the Company and Inland NLS committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net leased assets.

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

The following is summary historical cost basis selected balance sheet data as of March 31, 2009 and December 31, 2008 and income statement data for the three months ended March 31, 2009 and 2008 for NLS:

	As of 3/31/09	As of 12/31/08
Real estate, including intangibles, net	$709,382	$719,409
Cash, including restricted cash	10,949	9,370
Mortgages payable	315,722	320,898
Noncontrolling interest	172,027	170,772
Partners’ capital	226,939	233,281

	Three Months Ended March 31,
	2009	2008
Total gross revenues	$15,409	$8,166
Depreciation and amortization	(9,785)	(4,056)
Interest expense	(4,909)	(2,780)
Other expenses, net	(802)	(491)
Net income (loss)	$(87)	$839

During the three months ended March 31, 2009 and 2008, the Company recognized ($1,673) and ($2,020), respectively, equity in losses relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value of the Company’s equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During the three months ended March 31, 2009 and 2008, the Company recorded earnings of $909 and $2,217, respectively, related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying Condensed Consolidated Statement of Operations.

During the three months ended March 31, 2008, the Company incurred transaction costs relating to the formation of NLS of $926, which are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

 (7)         Mortgages and Notes Payable

On February 13, 2009, the Company refinanced its (1) $200,000 unsecured revolving credit facility, which had $25,000 outstanding, and was scheduled to expire in June 2009, and (2) $225,000 secured term loan, which had $174,280 outstanding, and was scheduled to mature in 2009, with a secured credit facility consisting of a $165,000 term loan and a $85,000 revolving loan with KeyBank N.A. (“KeyBank”), as agent.  The secured facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option.  The secured credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 72 properties.  With the consent of the lenders, the Company can increase the size of (1) the term loan by $135,000 and (2) the revolving loan by $115,000 (or $250,000 in the aggregate, for a total facility size of $500,000, assuming no prepayments of the term loan are made) by adding properties to the borrowing base.  As of March 31, 2009, $165,000 was outstanding under the secured term loan and $35,000 was outstanding under the revolving loan.  In connection with the refinancing, the Company incurred $4,397 in financing costs and recognized $247 in debt satisfaction charges.  The new secured facility is subject to financial and other covenants, which the Company was in compliance with at March 31, 2009.  See Note 17.

During the three months ended March 31, 2008, the Company obtained $25,000 and $45,000 secured term loans from KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a self-amortizing portion and matures in September 2014. The Company recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. These secured term loans contain customary covenants which the Company was in compliance with as of March 31, 2009.  As of March 31, 2009, there was an aggregate $60,723 original principal outstanding on these secured term loans.

Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($7,155 at March 31, 2009). The debt is presented net of a discount of $5,696 ($3,914 at March 31, 2009). The discount is being amortized as additional interest expense over the term of the loans.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027.  These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity.  The notes are exchangeable by the holders into common shares at a current price of $20.93 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends.  Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option.  The notes had an outstanding balance of $182,816 and $204,074, net of discount of $5,684 and $6,926, as of March 31, 2009 and December 31, 2008, respectively.  The initial discount of $23,693 was retrospectively recorded in accordance with FSP APB 14-1.  The discount is being amortized as additional interest expense through January 2012, the first put date of the 5.45% Exchangeable Guaranteed Notes.  During the three months ended March 31, 2009 and 2008, the Company repurchased $22,500 and $100,000, respectively, original principal amount of the 5.45% Exchangeable Guaranteed Notes for cash payments of $14,830 and $87,374, respectively, which resulted in gains on debt extinguishment of $6,658 and $7,493, respectively, including write-offs of $1,012 and $5,886, respectively, of the debt discount and deferred financing costs.

During 2007, the Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities.  These securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. As of March 31, 2009, there was $129,120 original principal amount of the Trust Preferred Securities outstanding.

During the three months ended March 31, 2008, in connection with sales of certain properties, the Company satisfied the corresponding mortgages and notes payable which resulted in debt satisfaction charges of $463.

 (8)         Fair Value Measurements

The Company has adopted the provisions of SFAS 157 as it relates to financial instruments effective January 1, 2008, and implemented SFAS 157 as it relates to non-financial instruments on January 1, 2009.

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2009, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

	Fair Value Measurements using
Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2009	Total Gains (Losses)

Forward purchase equity asset	$—	$4,306	$—	$4,306	$—

Interest rate swap liability	$—	$7,155	$—	$7,155	$—

Impaired real estate assets held and used*	$—	$—	$12,741	$12,741	$(9,512)

Impaired notes receivable*	$—	$—	$3,865	$3,865	$(1,085)

Investment in and advances to non-consolidated entities attributable to Lex-Win Concord*	$—	$—	$62,633	$62,633	$(29,093)
________________

* Represents a non-recurring measurement.

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but other observable inputs.

Although the Company has determined that the majority of the inputs used to value its swap obligation fall within Level 2 of the fair value hierarchy, the credit valuation associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has determined that the credit valuation adjustment relative to the overall swap obligation is not significant.  As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.

In accordance with the provisions of SFAS 144, real estate assets held and used with a carrying value of $22,253 were written down to their fair value of $12,741, resulting in an impairment charge of $9,512 during the three months ended March 31, 2009.  The aggregate impairment charge of $9,512 is comprised of an impairment of $8,391 on its Richmond, Virginia property previously leased to Circuit City Stores, Inc. and aggregate impairments of $1,121 on two retail properties.

The Company has agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $4,950.  The Company wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3,865, which approximates fair value and recognized a loan loss reserve of $1,085 during the three months ended March 31, 2009.

The Company has recorded an other-than-temporary impairment on its investment in Lex-Win Concord of $29,093 for the three months ending March 31, 2009, reducing the carrying value of the Company’s investment to $62,633 as of March 31, 2009.  The Company has determined that the majority of the inputs used to value its investment in Lex-Win Concord, such as discount rates, fall within Level 3 of the fair value hierarchy.

 (9)           Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense, to manage its exposure to interest rate movements and therefore manage its cash outflows as it relates to the underlying debt instruments. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in Accumulated Other Comprehensive Income (Loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings.

The Company has designated the interest-rate swap agreement with KeyBank as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During 2009, the Company estimates that an additional $1,365 will be reclassified as an increase to interest expense.

As of March 31, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional

Interest Rate Swap	1	$60,723

Derivatives not designated as hedges

The Company does not use derivatives for trading or speculative purposes. As of March 31, 2009, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional

Forward purchase equity commitment	1	$8,330

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to purchase 3,500,000 common shares of the Company at $5.60 per share.  The Company entered into the forward purchase equity commitment to manage the repurchase of common shares.  The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and the Company retains the dividends paid on the common shares.  In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment.  The Company’s third party consultant determined the fair value of the equity commitment to be $4,306 at March 31, 2009, and the Company recognized a charge to earnings of $8,633 primarily relating to the decrease in the fair value.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.

	As of March 31, 2009		As of December 31, 2008

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$7,155	Accounts Payable and Other Liabilities	$7,055

Derivatives not designated as hedging instruments under SFAS 133

Forward Purchase Equity Commitment	Other Assets	$4,306	Other Assets	$10,698

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) March 31,	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
	2009		2009

Interest Rate Swap	$(767)	Interest expense	$(667)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative March 31,
		2009

Forward Purchase Equity Commitment	Change in value of forward purchase commitment	$(8,633)

The Company’s agreement with the swap derivative counterparty contains a provision where if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation.  As of March 31, 2009, the fair value of the swap derivative is a net liability position, which includes accrued interest but excludes any adjustment for nonperformance, related to these agreements was $7,625.  As of March 31, 2009, the Company has not posted any collateral related to the agreement.  If the Company had breached any of these provisions at March 31, 2009, it would have been required to settle its obligations under the agreements at the termination value of $7,625.

The Company’s forward purchase equity commitment contains default provisions which, if triggered, the Company would be required to settle the contract.  The settlement value of the contract at March 31, 2009 was $4,024, net of prepayments.

(10)         Variable Interest Entities

FIN 46R requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its loans and investments were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses; (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and their rights are not capped; and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

The Company, through its merger with Newkirk Realty Trust as of December 31, 2006, has one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”).  The Company has determined that it is the primary beneficiary of this VIE and, accordingly, has consolidated Camfex in its financial statements. The Company has loaned approximately $8,300 to Camfex as of March 31, 2009.  Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $57,366 at March 31, 2009. Camfex has additional mortgage debt of approximately $24,898 as of March 31, 2009. The lenders of the additional mortgage debt hold no recourse to other Company assets.

The Company has determined that its other loans and investments are not VIEs and as such, the Company has continued to account for these loans and investments as a loan or equity investment, as appropriate.

 (11)        Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants.  For the three months ended March 31, 2009 and 2008, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances may exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.

(12)         Equity

 Shareholders’ Equity:

During the three months ended March 31, 2008, the Company repurchased approximately 1.2 million common shares/OP units at an average price of approximately $14.51 per common share/OP unit aggregating $16,719, in the open market and through private transactions with third parties. During the three months ended March 31, 2009, the Company did not repurchase any common shares/OP units. As of March 31, 2009, approximately 1.1 million common shares/OP units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

In March 2009, the Company’s Board of Trustees declared a quarterly common share dividend of $0.18 to be paid in a combination of cash (10% in the aggregate) and common shares.  On April 24, 2009, the Company issued 5,097,229 common shares and paid $1,819 in cash to satisfy the dividend.

The Company has retrospectively recorded an additional paid-in-capital amount representing the conversion feature of the 5.45% Exchangeable Guaranteed Notes with the adoption of FSP 14-1.  The initial amount recorded as additional paid-in-capital of $23,132 has been reduced to $20,293 at March 31, 2009 and December 31, 2008 as a result of the Company’s repurchases of certain of these notes.

Noncontrolling Interests:

In conjunction with several of the Company’s acquisitions in prior years, sellers were given OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable at certain times, only at the option of the holders, and are not otherwise mandatorily redeemable by the Company.  The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities under EITF Topic D-98.  The OP units were redeemable for common shares on a one-for-one basis until March 26, 2009.  Effective March 27, 2009, the redemption rate was adjusted to 1.05 common shares due to the stock dividend declared during the three months ended March 31, 2009.

During the three months ended March 31, 2009 and 2008, 79,037 and 124,337 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $517 and $1,275, respectively.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests in accordance with SFAS 160 (dollars in thousands):

	Net Income (Loss) Attributable to Shareholders and Transfers (to) from Noncontrolling Interests
	Three Months ended March 31,
	2009	2008

Net income (loss) attributable to Lexington Realty Trust	$(64,948)	$5,643
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling interest OP units	517	980

Change from net loss attributable to shareholders and transfers (to) from noncontrolling interest	$(64,431)	$6,623

As of March 31, 2009, there were approximately 5.2 million OP units outstanding other than OP units owned by the Company.  All OP units receive distributions in accordance with their respective partnership agreements.  To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

 (13)       Related Party Transactions

In addition to related party transactions discussed elsewhere, the Company was a party to the following related party transactions.

The Company has an ownership interest in a securitized pool of first mortgages which included two first mortgage loans encumbering Company properties.  As of March 31, 2008, the value of the ownership interest was $15,810.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide management services at certain properties and co-investments owned by the Company. These entities earned, including reimbursed expenses, $1,230 and $1,240, respectively, for these services for the three months ended March 31, 2009 and 2008.

On March 20, 2008, the Company entered into a Services and Non-Compete Agreement with its former Executive Chairman and Director of Strategic Acquisitions and his affiliate, which provided that the Company’s former Executive Chairman and Director of Strategic Acquisitions and his affiliate will provide the Company with certain asset management services in exchange for $1,500. The $1,500 is included in general and administrative expenses in the statement of operations for the three months ended March 31, 2008.

As of March 31, 2009 and December 31, 2008, $4,023 and $4,102, respectively, in non-recourse mortgage notes payable are due to entities owned by significant shareholders and the Company's former Executive Chairman and Director of Strategic Acquisitions.

The Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder’s status as REIT.

(14)        Commitments and Contingencies

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

In March 2009, the Company received a cash payment of $2,000 in full settlement of its litigation with respect to the construction of its Streetsboro, Ohio facility. This amount was recorded as a receivable at December 31, 2008.

(15)        Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. The Company granted 2,000,000 common share options at an exercise price of $5.60 on December 31, 2008.  These options (1) vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) expire 10 years from the grant date.

The Company engaged a third party to value the options as of December 31, 2008.  The third party determined the value to be $2,480 using the Monte Carlo simulation model.  The options are considered equity awards as the number of options issued is fixed and determinable at the date of grant.  As such, the options were valued as of the date of the grant and do not require subsequent remeasurement.  The Company will recognize compensation expense relating to these options over an average of 3.6 years.  The Company recognized $172 in compensation expense during the three months ended March 31, 2009 and has unrecognized compensation costs of $2,308 relating to the outstanding options as of March 31, 2009.

On February 6, 2007, the Board of Trustees established the Lexington Realty Trust 2007 Outperformance Program, a long-term incentive compensation program. Awards under the program are considered liability-settled awards because the numbers of shares issued to the participants are not fixed and determinable as of the grant date. These awards contain both a service condition and a market condition. As these awards are liability based awards, the measurement date for liability instruments is the date of settlement. Accordingly, liabilities incurred under share-based payment arrangements were initially measured on the grant date of February 6, 2007 and are required to be re-measured at the end of each reporting period until settlement.

A third party consultant was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of the grant date, it was determined that the value of the awards was $1,901. As of March 31, 2009, the value of the awards was $231. The Company recognized $23 and ($54) in compensation income (expense) relating to the awards during the three months ended March 31, 2009 and 2008, respectively.

During the three months ended March 31, 2008, the Company and a former executive officer and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release. In addition to an aggregate cash payment of $1,500, non-vested common shares previously issued to the officer were accelerated and immediately vested which resulted in a charge of $265.

During the three months ended March 31, 2009 and 2008, the Company recognized $696 and $1,309, respectively, in compensation expense relating to scheduled vesting of share grants, exclusive of the $265 discussed above.

(16)        Supplemental Disclosure of Statement of Cash Flow Information

During the three months ended March 31, 2009 and 2008, the Company paid $40,499 and $53,404, respectively, for interest and $288 and $1,178, respectively, for income taxes.

During the three months ended March 31, 2009, the Company acquired the remainder interests in 27.6 acres of land with an estimated fair value of $2,500 in connection with a tenant’s lease surrender obligation.

During the three months ended March 31, 2009 and 2008, holders of an aggregate of 79,037 and 92,623 OP units, respectively, redeemed such OP units for common shares of the Company.  The redemptions resulted in an increase in shareholders’ equity and corresponding decrease in noncontrolling interest of $517 and $826, respectively.

During the three months ended March 31, 2008, the Company entered into a swap obligation with an initial value of $5,696, which was reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During the three months ended March 31, 2008, the Company contributed five properties to NLS with $69,594 in real estate and intangibles and $51,497 in mortgage notes payable assumed.

(17)         Subsequent Events

Subsequent to March 31, 2009, the Company:

•	repurchased $14,042 original principal amount of the 5.45% Exchangeable Guaranteed Notes for $10,653 including accrued interest of $185;

•	sold one property for an aggregate sales price of $1,800;

•	repaid $3,854 to fully satisfy a non-recourse mortgage encumbering a property;

•	received $3,865 in full satisfaction of two notes receivable; and

•	increased its secured credit facility to $290,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Forward-Looking Statements.  The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three month periods ended March 31, 2009 and 2008, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 2, 2009. Historical results may not be indicative of future performance.

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

As of March 31, 2009, we had ownership interests in approximately 225 consolidated real estate assets, located in 41 states and the Netherlands and encompassing approximately 40.1 million square feet. We lease our properties to tenants in various industries, including finance/insurance, energy, automotive, technology and food service and processing.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Global Credit and Financial Crisis.  Continued concerns about the impact of a wide-spread and long-term global credit and financial crisis have contributed to increased market volatility and diminished expectations for the economy, including a depression in our common share price. As a result of these conditions, our business continues to be impacted in a number of ways, including, (1) difficulty obtaining financing and an increased cost of capital, (2) a decrease in property acquisitions, (3) a decrease in market sales prices for our assets, and (4) tenant defaults and bankruptcies.

Business Strategy.  We have refocused our business strategy during the current financial crisis in a number of ways to preserve capital and improve our financial flexibility. Some of these strategies include:

-	Repurchasing our debt and senior securities at a discount;

-	Aggressively managing our core portfolio of office and industrial properties to maintain and improve our net operating income from these assets;

-	Generating liquidity through sales to third-parties and/or our co-investment program of non-core and core assets;

-	Employing cost saving measures to reduce our general and administrative expenses; and

-	Reducing our per share dividend and paying a portion of the dividend in common shares.

We believe that these strategies, among others, will improve our liquidity and strengthen our overall balance sheet to position us to take advantage of business opportunities upon the stabilization of the financial markets and create meaningful shareholder value.

First Quarter 2009 Transaction Summary

The following summarizes our significant transactions during the three months ended March 31, 2009.

Sales.  We sold one property located in Bristol, Pennsylvania for a gross sales price of $11.4 million and satisfied the related $5.3 million non-recourse mortgage loan.

Acquisitions.  We acquired the remainder interests in 27.6 acres in Long Beach, California with an estimated fair value of $2.5 million in connection with a tenant’s lease surrender obligations.

Leasing. We entered into 16 new leases and lease extensions encompassing approximately 547,000 square feet.

Financing.  With respect to financing activities, we:

-	repurchased $22.5 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average discount of 34.1%; and

-
refinanced our (1) $200.0 million unsecured revolving credit facility with $25.0 million outstanding, which was scheduled to expire in June 2009, and (2) $225.0 million secured term loan with $174.3 million outstanding, which was scheduled to mature in June 2009 (or December 31, 2009 at our option), with a $250.0 million secured credit facility consisting of a $165.0 million term loan and an $85.0 million revolving loan with KeyBank N.A., as agent.

Subsequent to March 31, 2009, we:

-	repurchased $14.0 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average discount of 25.5% ;

-	sold one property for a gross sales price of $1.8 million;

-	repaid $3.9 million to fully satisfy a non-recourse mortgage encumbering a property;

-	received $3.9 million in full satisfaction of two notes receivable; and

-	increased our secured credit facility to $290.0 million.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. In preparing our condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis, we evaluate our assumptions, judgments and estimates.  We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report other than the following:

Common Shareholder Dividends.  For our quarterly common share dividends declared, we rely upon Internal Revenue Service Revenue Procedure 2008-68, which we refer to as IRS Rev. Proc. 2008-68. IRS Rev. Proc. 2008-68 allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash.  We do not retrospectively adjust earnings per share for the stock dividend portion of the dividend, if any, as the stock dividend is not pro rata as common shareholders may elect if they would like to receive the dividend all in cash, not to exceed, at a minimum, 10% in the aggregate, or all in common shares.

Newly Implemented Accounting Pronouncements

A summary of recently issued accounting pronouncements is included in our Annual Report and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report. The following recently issued accounting pronouncements were fully implemented during the three months ended March 31, 2009 and require management to make assumptions and estimates that had an impact on our results of operations and/or on our disclosures relating to the results of operations as reported in this Quarterly Report:

In September 2006, the Financial Accounting  Standards Board, which we refer to as FASB, issued Statement of Financial Accounting Standards, which we refer to as SFAS, No. 157, Fair Value Measurements, as amended, which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 were effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, except for those relating to non-financial assets and liabilities, which were deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement under SFAS No. 13 Accounting for Leases, as Amended and related standards.  SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value. The adoption of this statement for financial assets and liabilities on January 1, 2008 and non-financial assets and liabilities on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows, however this statement did require us to provide additional disclosures in our condensed consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, which we refer to as FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset is Not Active, which clarifies the application of FASB 157, Fair Value Measurements, in a market that is not active.  Among other things, FSP FAS 157-3 clarifies that determination of fair value in a dislocated market depends on facts and circumstances and may require the use of significant judgment about whether individual transactions are forced liquidations or distressed sales. In cases where the volume and level of trading activity for an asset have declined significantly, the available prices vary significantly over time or among market participants, or the prices are not current, observable inputs might not be relevant and could require significant adjustment.  In addition, FSP FAS 157-3 also clarifies that broker or pricing service quotes may be appropriate inputs when measuring fair value, but are not necessarily determinative if an active market does not exist for the financial asset.  Regardless of the valuation techniques used, FSP FAS 157-3 requires that an entity include appropriate risk adjustments that market participants would make for nonperformance and liquidity risks.  FSP FAS 157-3 was effective upon issuance and includes prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 did not have a material impact on our financial position, results of operations or cash flows.

The following table presents our financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of March 31, 2009, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using ($000’s)
Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance March 31, 2009	Total Gains (Losses)

Forward purchase equity asset	$—	$4,306	$—	$4,306	$—

Interest rate swap liability	$—	$7,155	$—	$7,155	$—

Impaired real estate assets held and used*	$—	$—	$12,741	$12,741	$(9,512)

Impaired notes receivable*	$—	$—	$3,865	$3,865	$(1,085)

Investment in and advances to non-consolidated entities attributable to Lex-Win Concord*	$—	$—	$62,633	$62,633	$(29,093)

* Represents a non-recurring measurement.

Although we have determined that the majority of the inputs used to value our swap obligation fall within Level 2 of the fair value hierarchy, the credit valuation associated with the swap obligation utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, we have determined that the credit valuation adjustment relative to the overall swap obligation is not significant.  As a result, the entire swap obligation has been classified in Level 2 of the fair value hierarchy.

We have determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of our common share price but other observable inputs.

In accordance with the provisions of SFAS 144, three real estate assets held and used with a carrying value of $22.3 million were written down to their fair value of $12.7 million, resulting in an impairment charge of $9.5 million during the three months ended March 31, 2009.  The aggregate impairment charge of $9.5 million is comprised of an impairment of $8.4 million on our Richmond, Virginia property previously leased to Circuit City Stores, Inc. and aggregate impairments of $1.1 million on two retail properties.

We have agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $5.0 million.  We wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3.9 million, which approximates fair value and recognized a loan loss reserve of $1.1 million during the three months ended March 31, 2009.

We have recorded an other-than-temporary impairment of our investment in Lex-Win Concord LLC, which we refer to as Lex-Win Concord, of $29.1 for the three months ending March 31, 2009, reducing our carrying value of our investment to $62.6 million as of March 31, 2009.  We have determined that the majority of the inputs used to value our investment in Lex-Win Concord, such as discount rates, fall within Level 3 of the fair value hierarchy.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51, which we refer to as SFAS 160. SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 was effective for periods beginning on or after December 15, 2008 and was applied prospectively effective January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result of this pronouncement, we performed a complete evaluation of our noncontrolling interests previously classified in the “mezzanine” section of the balance sheet to determine if the noncontrolling interests should be treated as permanent equity.   SFAS 160 does not specifically address the accounting for redeemable noncontrolling interests that are required to be presented outside of permanent equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities, and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks.   We determined that the noncontrolling interests should be classified as a separate component of permanent equity.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No.133, which we refer to as SFAS 161. SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 was effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows, however this statement did require us to provide additional disclosures in our condensed consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position, which we refer to as FSP, No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which we refer to as FSP 14-1.  FSP 14-1 is applicable to issuers of convertible debt that may be settled wholly or partly in cash.  The adoption of FSP 14-1 affected the accounting for our 5.45% Exchangeable Guaranteed Notes issued in 2007.  FSP 14-1 requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an additional paid-in-capital component representing the conversion feature.  The resulting discount is amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense.  FSP 14-1 was effective for fiscal years beginning after December 31, 2008, and required retroactive application.  The adoption of FSP 14-1 on January 1, 2009 resulted in the recognition of an aggregate unamortized debt discount on the 5.45% Exchangeable Guaranteed Notes of $6.9 million as of December 31, 2008, in our Condensed Consolidated Balance Sheets and additional interest expense of $1.0 million and a debt satisfaction gain reduction of $3.3 million in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2008, before noncontrolling interests share.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which we refer to as FSP 03-6-1.  FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in FASB Statement No. 128, Earnings per Share.  We adopted FSP 03-6-1 on January 1, 2009.  We have determined that our unvested share based payment awards are considered participating securities as defined in FSP 03-6-1, as such we have implemented the two-class method in determining earnings per share for all periods presented in this Quarterly Report.  Under the two-class method unvested share based payment awards are not allocated losses as they are not obligated to absorb losses.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations,” which we refer to as EITF 08-6.  EITF 08-6 addresses questions about the potential effect of FASB Statement No. 141R, Business Combinations, and FASB 160, on equity-method accounting under Accounting Principles Board, which we refer to as APB, Opinion 18, The Equity Method of Accounting for Investments in Common Stock, which we refer to as APB 18.  EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment.  EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment.  However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor.  The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18.  EITF 08-6 was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and shall be applied prospectively.  The implementation of EITF 08-6 on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

On December 11, 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities, which we refer to as FSP FAS 140-4 and FIN 46R-8.  This FSP includes disclosure objectives and requires public entities to provide additional year-end and interim disclosures about transfers of financial assets and involvement with variable interest entities.  The requirements apply to transferors, sponsors, servicers, primary beneficiaries, and holders of significant variable interests in a variable-interest entity or qualifying special purpose entity.  FSP FAS 140-4 and FIN 46R-8 was effective for the first interim period or fiscal year ending after December 15, 2008.  The adoption of FSP FAS 140-4 and FIN 46R-8 on December 31, 2008 did not materially impact our financial statements as we do not have significant variable interests.

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued the following three FSP’s which require management to make assumptions and estimates and may have an impact on our future financial position and results of operation.  The FSPs are effective for interim and annual periods ending after June 15, 2009.

FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

Liquidity and Capital Resources

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our secured credit facility, issuances of equity and co-investment programs as well as other alternatives, will provide the necessary capital required by us. Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $43.7 million for 2009 from $68.0 million for 2008. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by investing activities totaled $12.7 million and $128.8 million during the three months ended March 31, 2009 and 2008, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal payments on loan receivable, return of advances to non-consolidated entities, net of investment, a decrease in escrow deposits and proceeds from the sale of marketable equity securities.  Cash used in investing activities related primarily to investments in real estate properties and co-investment programs and an increase in escrow deposits and leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled ($77.2) million and ($500.4) million during the three months ended March 31, 2009 and 2008, respectively. Cash used in financing activities during each period was primarily attributable to dividend and distribution payments, repurchases of debt instruments, mortgage, term loan and line of credit extinguishments, repurchases of common shares and debt amortization payments, offset by proceeds from term loans and lines of credit.

Dividends.   Dividends paid to our common and preferred shareholders decreased to $24.7 million in the three months ended March 31, 2009, compared to $158.2 million in the three months ended March 31, 2008. The decrease is primarily attributable to the $2.10 per share/unit special dividend/distribution paid in January 2008.  On March 16, 2009, we declared a quarterly common share dividend of $0.18 per common share, which was paid on April 24, 2009 to shareholders of record as of March 26, 2009.  This dividend was paid in a combination of cash, 10% in the aggregate, and approximately 5.1 million common shares.

UPREIT Structure.   As of March 31, 2009, there were 5.2 million units of limited partner interest, or OP units, outstanding. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $13.1 million based on the closing price of $2.38 per share on such date.

Financings.

On February 13, 2009, we entered into a secured credit facility with KeyBank N.A., as agent consisting of a $165.0 million term loan and an $85.0 million revolving loan.   The proceeds were used to refinance our (1) $200.0 million unsecured revolving credit facility, which had $25.0 million outstanding, bore interest at 120-170 basis points over LIBOR, and was scheduled to expire in June 2009, and our (2) $225.0 million secured term loan with KeyBank N.A., which had $174.3 million outstanding, bore interest at LIBOR plus 60 basis points, and was scheduled to mature in June 2009 (with an option to extend to December 2009 at our option).  The new facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at our option.  The new credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 72 properties.  With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of $500.0 million, assuming no prepayments of the term loan are made) by adding properties to the borrowing base.  As of March 31, 2009, $165.0 million and $35.0 million were outstanding on the secured term loan and secured revolving loan, respectively, and we were in compliance with the covenants contained in the loan agreement.

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the three months ended March 31, 2009, we repurchased $22.5 million original principal amount of these notes for $14.8 million, which resulted in a gain of $6.7 million, including the write-off of $1.0 million of the debt discount and deferred financing costs. As of March 31, 2009, $188.5 million original principal amount of the 5.45% Exchangeable Guaranteed Notes are outstanding.

During the three months ended March 31, 2009, we suspended debt service payments on the mortgage encumbering our property that was leased to Circuit City Stores, Inc. in Richmond, Virginia following the lease rejection and vacancy. The non-recourse loan had a balance of $15.5 million at March 31, 2009 and we anticipate that the property will be transferred to the lender during the second quarter of 2009.

Results of Operations

Three months ended March 31, 2009 compared with March 31, 2008.  Of the decrease in total gross revenues in 2009 of $4.7 million, $5.6 million is attributable to a decrease in rental revenue which was offset by an increase of $0.9 million attributable to tenant reimbursements and advisory and incentive fees. The decrease in rental revenue is primarily attributable to the sale/contribution of properties to a co-investment program in 2008.

The decrease in interest and amortization expense of $8.9 million is due to the repayment of long-term debt and the sale/contribution of properties to a co-investment program which were encumbered by debt.

The decrease in depreciation and amortization of $7.5 million is due primarily to tenant lease terminations in 2008 and the sale/contribution of properties to a co-investment program in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in property operating expense of $3.4 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

General and administrative expense decreased $4.4 million primarily due to $1.5 million of asset management expenses incurred during the three months ended March 31, 2008 relating to a Services and Non-Compete Agreement with our former Executive Chairman and Director of Strategic Acquisitions and a decrease in payroll expense.

The increase in non-operating income of $2.0 million is primarily attributable to $2.5 million of income recognized with the acquisition of land as part of a tenant’s lease surrender obligation during the first quarter of 2009, offset by a reduction in interest and dividends earned.

The $8.6 million change in value of our forward equity commitment was primarily a reflection of the decrease in our common share price.

The impairment charges and loan loss reserves of $10.6 million consist of $9.5 million of impairment charges related to three real estate assets and $1.1 million of loan loss reserves related to two notes receivable.

The gain on sale-affiliates of $23.2 million in 2008 relates to the gain recognized on the sale of properties to a co-investment program to the extent we did not retain ownership.

The decrease in the provision for income taxes of $0.6 million is primarily due to the merger of TRSs into us.

Equity in earnings (losses) of non-consolidated entities was a loss of ($47.1) million in 2009 compared with earnings of $5.5 million in 2008.  The reason for the fluctuation between periods is due to $40.3 million of impairment charges and loan losses and reserves recognized by our co-investment program, Lex-Win Concord, our share of which was $20.1 million. We also recognized a $29.1 million other-than-temporary impairment on our investment in Lex-Win Concord.

The decrease in net income attributable to noncontrolling interests of $5.2 million is primarily a result of the merger of The Lexington Master Limited Partnership, which we refer to as the MLP, a former operating partnership, with and into us on December 31, 2008.

Net income (loss) attributable to Lexington Realty Trust was ($64.9) million in 2009 and $5.6 million in 2008 primarily due to the net impact of the items discussed above offset by an increase of $4.1 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations increased $4.1 million primarily due to an increase in gains on sale of properties of $2.4 million and a decrease in impairment charges of $2.7 million offset by a decrease in income from discontinued operations of $1.1 million.

Net loss attributable to common shareholders in 2009 was ($71.6) million compared to ($1.4) million in 2008. The decrease of $70.2 million is due to the items discussed above offset by a decrease in preferred dividends of $0.4 million resulting from the repurchase of our 6.5% Series C Cumulative Convertible Preferred Stock during 2008. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), and reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Off-Balance Sheet Arrangements

Non-Consolidated Entities.  As of March 31, 2009, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Lex-Win Concord and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

During the three months ended March 31, 2009, Concord Debt Holdings, LLC, which we refer to as Concord, recorded $40.3 million in impairment losses and loan loss reserves on its loan and bond portfolio.   In March 2009, Concord received an approximate $35.0 million margin call on one of its warehouse facilities, which had $159.5 million outstanding at March 31, 2009 and was subsequently reduced to $148.8 million on April 13, 2009. On April 14, 2009, Concord entered into an amendment to the facility agreement.  The amendment provides, among other things, that (1) two loan assets must be sold by May 31, 2009, (2) on or after September 30, 2009 through December 30, 2009 the outstanding balance on the facility must be reduced to $80.0 million, (3) at December 31, 2009 and thereafter, the balance of the facility cannot exceed $60.0 million, and (4) the maturity date of the facility is now December 31, 2010.  Concord’s management has identified certain loans that will be disposed of to provide liquidity to meet the repurchase and pay down requirements under the amendment.  As these assets are considered held for sale, Concord has reduced these assets to fair value and has recorded impairment losses of $36.9 million for the three months ended March 31, 2009.

In addition, we performed a comprehensive analysis of our investment in Lex-Win Concord to determine if the investment was other-than-temporarily impaired.  Due to the continued deterioration in the value of Concord’s loan and bond portfolio and particularly due to Concord’s recent margin call, we do not believe our investment in Lex-Win Concord will experience any growth.  As such, we do not anticipate providing any new capital to the venture and thus Concord’s future cash flow needs, including margin calls, will need to be funded by either (1) committed capital from Inland Concord, (2) Concord’s operating cash flows, (3) through the sale of Concord’s assets or (4) additional third-party financing or equity sources.  Accordingly, because additional Concord assets may be sold prior to maturity to potentially meet these cash flow requirements, we estimated the fair value of our interest in Lex-Win Concord by performing a discounted cash flow analysis coupled with a market approach analysis.  We compared the estimated fair value of our interest in Lex-Win Concord to the carrying value of our interest and determined that our investment was other-than-temporarily impaired and recorded an other-than-temporary impairment of $29.1 million in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2009.

In addition, we had $1.7 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  As of March 31, 2009 and 2008, our consolidated variable rate indebtedness was approximately $200.0 million and $213.6 million, respectively, which represented 8.6% and 7.9% of total long-term indebtedness, respectively.  During the three months ended March 31, 2009 and 2008, our variable rate indebtedness had a weighted average interest rate of 3.2% and 4.4%, respectively.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2009 and 2008 would have been increased by approximately $0.5 million in both periods. As of March 31, 2009 and 2008, our consolidated fixed rate debt was approximately $2.1 billion and $2.5 billion respectively, which represented 91.4% and 92.1%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties.  Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved.  However, the determination of estimated cash flows may be subjective and imprecise.  Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values.  The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of March 31, 2009  and are indicative of the interest rate environment as of March 31, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations.  Accordingly, we estimate that the fair value of our fixed rate debt is $1.8 billion as of March 31, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K filed on March 2, 2009.  In March 2009, we received a cash payment of $2.0 million in full settlement of our litigation with respect to the construction of our Streetsboro, Ohio facility (Lexington Streetsboro LLC v. Alfred Geis, et al.), including, without limitation, for our claims related to breach of the design agreement, negligent design, unjust enrichment and breach of the indemnity agreement.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 2, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2009  under our common share/operating partnership unit repurchase authorization approved by our Board of Trustees.

	Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of Shares/ Units Purchased	Average Price Paid Per Share/ Units	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2009	-	$-	-	1,056,731
February 1 - 28, 2009	-	$-	-	1,056,731
March 1 – 31, 2009	-	$-	-	1,056,731

First quarter 2009	-	$-	-	1,056,731

As a result of the quarterly common share dividend paid partially in common shares on April 24, 2009, which we refer to as the Quarterly Dividend, effective immediately prior to the opening of business on March 27, 2009, the exchange rate of our 5.45% Exchangeable Guaranteed Notes due 2027, which we refer to as the Notes, adjusted from an exchange rate of 45.4682 common shares per $1,000 principal amount of Notes, which was equivalent to an exchange price of $21.99 per common share, to 47.7692 common shares per $1,000 principal amount of Notes, which is equivalent to an exchange price of $20.93 per common share.  This may result in up to 401,419 additional common shares being issued upon exchange of the Notes.

As a result of the Quarterly Dividend, effective immediately prior to the opening of business on March 27, 2009, the conversion rate of our 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as Series C Preferred Shares, adjusted from a conversion rate of 2.1683 common shares per Series C Preferred Share, which was equivalent to a conversion price of $23.06 per common share, to 2.2726 common shares per Series C Preferred Share, which is equivalent to a conversion price of $22.00 per common share.  This may result in up to 271,039 additional common shares being issued upon conversion of the Series C Preferred Shares.

As a result of the Quarterly Dividend, effective on March 27, 2009, the redemption factor (or conversion ratio) for all limited partners of our controlled operating partnership subsidiaries was adjusted from 1.0 to 1.05, so that each unit of limited partner interest, which we refer to as an OP unit, may be redeemed by the holder thereof for 1.05 common shares.  This may result in up to 261,400 additional common shares being issued upon redemption of the OP units.

During the quarter ended March 31, 2009, we repurchased $22.5 million original principal amount of the Notes at a 34.1% discount to the original principal amount.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders – none.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description

3.1	—
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
Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)

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

3.9	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)
3.10	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.11	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.12	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)
3.13	—	Eighth Amendment to the LCIF Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2009 (the “4/27/09 8-K”)(1)
3.14	—
Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement)(1)

3.15	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.16	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.17	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.18	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.19	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006 (the “07/24/06 8-K”))(1)
3.20	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)

Exhibit No.		Description
3.21	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
3.22	—
Amended and Restated Agreement of Limited Partnership (“the Net 3 Partnership Agreement”) of Net 3 Acquisition L.P. (“Net 3”) (filed as Exhibit 3.16 to the Company’s Registration Statement on Form S-3 filed November 16, 2006)(1)

3.23	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.24	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)
3.25	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.26	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.27	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K)(1)
3.28	—	Sixth Amendment to the Net 3 Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”))(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.5	—
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

10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994) (1, 4)
10.2	—	The Company’s 2007 Equity Award Plan (filed as Annex A to the Company’s Definitive Proxy Statement dated April 19, 2007) (1,4)
10.3	—	2007 Outperformance Program (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2007) (1,4)
10.4	—	Amendment to 2007 Outperformance Program (filed as Exhibit 10.6 to the Company’s Current Report on form 8-K filed on December 20,2007 (the “12/20/07 8-K”)) (1,4)
10.5	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K) (1, 4)

Exhibit No.		Description
10.6	—
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
Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.2 to the 02/06/06 8-K) (1, 4)

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
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

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
Second Amended and Restated Limited Liability Company Agreement of Concord Debt Holdings LLC, dated as of August 2, 2008, between Lex-Win Concord and Inland American (Concord) Sub, LLC (filed as Exhibit 10.1 to the Company’s current Report on Form 8-K filed on August 4, 2008 (the “08/04/08 8-K”))(1)

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
Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.29	—
Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., the MLP, NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

Exhibit No.		Description
10.30	—
Amended and Restated Ownership Limit Waiver Agreement, dated as of October 28, 2008, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.2 to the 11/06/08 8-K)(1)

10.31	—	Amendment No. 1 to Amended and Restated Ownership Limit Waiver Agreement, dated as of April 21, 2009, between the Company and Vornado Realty L.P. (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
10.32	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.33	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.34	—
Registration Rights Agreement, dated as of January 29, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.35	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)
10.36	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.37	—	Common Share Delivery Agreement, made as of January 29, 2007 between the MLP and the Company (filed as Exhibit 4.5 to the 03/09/2007 8-K)(1)
10.38	—
Second Amendment and Restated Limited Partnership Agreement, dated as of February 20, 2008, among LMLP GP LLC, The Lexington Master Limited Partnership and Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008 (the “2/21/08 8-K”))(1)

10.39	—	Management Agreement, dated as of August 10, 2007, between Net Lease Strategic Assets Fund L.P. and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the 08/16/2007 8-K)(1)
10.40	—	Form of Contribution Agreement dated as of December 20, 2007 (filed as Exhibit 10.5 to the 12/26/07 8-K)(1)
10.41	—	Sales Agreement with Cantor Fitzgerald & Co., dated as of December 12, 2008 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008 (the “12/12/08 8-K”))(1)
10.42	—	Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of December 12, 2008 (filed as Exhibit 1.1 to the 12/12/08 8-K)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: May 8, 2009	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

Date: May 8, 2009	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer