Form 10-Q/A
period 2009-06-30
LEXINGTON REALTY TRUST
filed 2009-08-07
CIK 910108

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 113,342,454 common shares, par value $0.0001 per share on August 5, 2009.

EXPLANATORY NOTE

This Form 10-Q/A is being filed solely for the purpose of filing the certifications set forth in Exhibits 31.1, 31.2, 32.1 and 32.2, which were inadvertently included as part of the Form 10-Q, instead of as separate exhibits, when originally filed.

This Form 10-Q/A should be read in conjunction with the original Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: August 7, 2009	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

Date: August 7, 2009	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer