Form 10-Q
period 2009-06-30
LEXINGTON REALTY TRUST
filed 2009-08-07
CIK 910108

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
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Unaudited and in thousands, except share and per share data)

	June 30,	December 31,
	2009	2008
Assets:
Real estate, at cost	$3,695,818	$3,756,188
Less: accumulated depreciation and amortization	512,250	461,661
	3,183,568	3,294,527
Properties held for sale – discontinued operations	191	8,150
Intangible assets, net	300,024	343,192
Cash and cash equivalents	48,639	67,798
Restricted cash	26,361	31,369
Investment in and advances to non-consolidated entities	64,479	179,133
Deferred expenses, net	39,522	35,741
Notes receivable, net	62,525	68,812
Rent receivable – current	10,924	19,829
Rent receivable – deferred	16,499	16,499
Other assets	38,211	40,675
Total assets	$3,790,943	$4,105,725

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,952,221	$2,033,854
Exchangeable notes payable	130,706	204,074
Trust preferred securities	129,120	129,120
Contract rights payable	15,491	14,776
Dividends payable	8,187	24,681
Liabilities – discontinued operations	32	6,142
Accounts payable and other liabilities	38,437	33,814
Accrued interest payable	14,401	16,345
Deferred revenue - below market leases, net	113,192	121,722
Prepaid rent	16,910	20,126
	2,418,697	2,604,654
Commitments and contingencies (notes 6, 7, 9, 10, 11, 12, 13, 14, 15 and 18)

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $104,760 and $129,915, respectively; 2,095,200 and 2,598,300 shares issued and outstanding in 2009 and 2008, respectively	101,778	126,217
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 109,009,271 and 100,300,238 shares issued and outstanding in 2009 and 2008, respectively	11	10
Additional paid-in-capital	1,689,452	1,638,540
Accumulated distributions in excess of net income	(739,478)	(569,131)
Accumulated other comprehensive income (loss)	313	(15,650)
Total shareholders’ equity	1,278,165	1,406,075
Noncontrolling interests	94,081	94,996
Total equity	1,372,246	1,501,071
Total liabilities and equity	$3,790,943	$4,105,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Gross revenues:
Rental	$87,934	$114,542	$175,776	$208,189
Advisory and incentive fees	583	365	1,046	676
Tenant reimbursements	10,247	9,727	20,354	19,164
Total gross revenues	98,764	124,634	197,176	228,029

Expense applicable to revenues:
Depreciation and amortization	(45,405)	(83,214)	(92,097)	(137,451)
Property operating	(21,607)	(18,652)	(42,900)	(36,576)
General and administrative	(6,214)	(7,306)	(12,865)	(18,350)
Non-operating income	1,500	18,692	5,618	20,796
Interest and amortization expense	(33,711)	(39,528)	(67,874)	(82,564)
Debt satisfaction gains, net	7,305	26,355	13,716	32,774
Change in value of forward equity commitment	4,198	--	(4,435)	--
Impairment charges and loan loss reserves	--	--	(9,476)	--
Gains on sale-affiliates	--	8,637	--	31,806

Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	4,830	29,618	(13,137)	38,464
Provision for income taxes	(332)	(641)	(1,003)	(1,931)
Equity in earnings (losses) of non-consolidated entities	(83,164)	(27,194)	(130,288)	(21,647)
Income (loss) from continuing operations	(78,666)	1,783	(144,428)	14,886

Discontinued operations:
Income (loss) from discontinued operations	532	(240)	552	669
Provision for income taxes	--	(125)	(52)	(193)
Debt satisfaction charges	(1,399)	(313)	(1,399)	(313)
Gains on sales of properties	3,186	3,925	6,280	4,612
Impairment charges	(46)	--	(1,166)	(2,694)
Total discontinued operations	2,273	3,247	4,215	2,081
Net income (loss)	(76,393)	5,030	(140,213)	16,967
Less net (income) loss attributable to noncontrolling interests	(715)	9,874	(1,843)	3,580
Net income (loss) attributable to Lexington Realty Trust	(77,108)	14,904	(142,056)	20,547
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(3,180)	(3,180)
Dividends attributable to preferred shares – Series C	(1,703)	(2,111)	(3,814)	(4,630)
Dividends attributable to preferred shares – Series D	(2,925)	(2,925)	(5,851)	(5,851)
Redemption discount – Series C	--	5,678	--	5,678
Conversion dividend – Series C	(6,994)	--	(6,994)	--
Net income (loss) attributable to common shareholders	$(90,320)	$13,956	$(161,895)	$12,564

Income (loss) per common share–basic:
Income (loss) from continuing operations	$(0.89)	$0.20	$(1.63)	$0.20
Income from discontinued operations	0.02	0.03	0.04	0.01

Net income (loss) attributable to common shareholders	$(0.87)	$0.23	$(1.59)	$0.21

Weighted average common shares outstanding–basic	104,163,378	60,163,396	102,070,600	59,994,988

Income (loss) per common share–diluted:
Loss from continuing operations	$(0.89)	$(0.09)	$(1.63)	$(0.03)
Income from discontinued operations	0.02	0.03	0.04	0.01

Net loss attributable to common shareholders	$(0.87)	$(0.06)	$(1.59)	$(0.02)

Weighted average common shares outstanding–diluted	104,163,378	100,554,903	102,070,600	100,556,746

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(92,189)	$12,392	$(165,751)	$12,012
Income from discontinued operations	1,869	1,564	3,856	552
Net income (loss) attributable to common shareholders	$(90,320)	$13,956	$(161,895)	$12,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2009 and 2008

(Unaudited and in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(76,393)	$5,030	$(140,213)	$16,967
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities,
net	--	--	--	38
Change in unrealized gain (loss) on foreign currency translation	101	32	(64)	302
Change in unrealized gain (loss) on interest rate swap, net	1,600	2,000	1,500	2,485
Change in unrealized loss from non-consolidated entities, net	26,371	14,231	26,174	4,285
Other comprehensive income (loss)	28,072	16,263	27,610	7,110
Comprehensive income (loss)	(48,321)	21,293	(112,603)	24,077
Comprehensive (income) loss attributable to noncontrolling
interests	(715)	2,182	(1,843)	675
Comprehensive income (loss) attributable to Lexington Realty Trust	$(49,036)	$23,475	$(114,446)	$24,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six months ended June 30, 2009 and 2008
(Unaudited and in thousands, except share amounts)

Six Months ended June 30, 2009		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2008	$1,501,071	$352,306	$10	$1,638,540	$(569,131)	$(15,650)	$94,996

Effect of adoption of new accounting pronouncement by non-consolidated entity	--	--	--	--	11,647	(11,647)	--

Contributions from noncontrolling interests	1,225	--	--	--	--	--	1,225

Redemption of noncontrolling OP units for common shares	--	--	--	1,227	--	--	(1,227)

Issuance of common shares, net	1,941	--	--	1,941	--	--	--

Dividends/distributions	(19,388)	--	1	16,311	(32,944)	--	(2,756)

Conversion – Series C	--	(24,439)	--	31,433	(6,994)	--	--

Comprehensive income (loss):

Net income (loss)	(140,213)	--	--	--	(142,056)	--	1,843

Other comprehensive income (loss):

Change in unrealized loss on foreign currency translation	(64)	--	--	--	--	(64)	--

Change in unrealized gain on interest rate swap, net	1,500	--	--	--	--	1,500	--

Change in unrealized loss from non-consolidated entities, net	26,174	--	--	--	--	26,174	--

Other comprehensive income (loss)	27,610	--	--	--	--	--	--

Comprehensive income (loss)	(112,603)	--	--	--	--	--	--

Balance June 30, 2009	$1,372,246	$327,867	$11	$1,689,452	$(739,478)	$313	$94,081

Six Months ended June 30, 2008		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2007	$1,739,565	$376,678	$6	$1,056,464	$(469,769)	$(2,778)	$778,964

Repurchase of exchangeable note equity component	(1,032)	--	--	(1,032)	--	--	--

Redemption of noncontrolling OP units for common shares	--	--	--	2,502	--	--	(2,502)

Repurchase of noncontrolling OP units for cash	(475)	--	--	156	--	--	(631)

Purchase of noncontrolling interest	(5,311)	--	--	--	--	--	(5,311)

Transfer of noncontrolling interest	(3,086)	--	--	--	--	--	(3,086)

Redemption discount – Series C	5,678	--	--	--	5,678	--	--

Issuance of common shares, net	60,991	--	--	60,977	14	--	--

Repurchase of common shares	(16,270)	--	--	(16,270)	--	--	--

Repurchase of preferred shares	(24,372)	(24,372)	--	--	--	--	--

Dividends/distributions	(183,115)	--	--	--	(54,841)	--	(128,274)

Comprehensive income (loss):

Net income (loss)	16,967	--	--	--	20,547	--	(3,580)

Other comprehensive income (loss):

Change in unrealized gain (loss) on marketable equity securities, net	38	--	--	--	--	107	(69)

Change in unrealized gain on foreign currency translation	302	--	--	--	--	302	--

Change in unrealized gain on interest rate swap, net	2,485	--	--	--	--	1,295	1,190

Change in unrealized loss from non-consolidated entities, net	4,285	--	--	--	--	2,501	1,784

Other comprehensive income (loss)	7,110	--	--	--	--	--	--

Comprehensive income (loss)	24,077	--	--	--	--	--	--

Balance June 30, 2008	$1,596,650	$352,306	$6	$1,102,797	$(498,371)	$1,427	$638,485

                                                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2009 and 2008
(Unaudited and in thousands)

	2009	2008

Net cash provided by operating activities:	$84,775	$133,557

Cash flows from investing activities:
Investment in real estate, including intangibles	(21,794)	(11,676)
Net proceeds from sale of properties - affiliates	--	95,576
Net proceeds from sale/transfer of properties	90,085	167,460
Purchase of noncontrolling interest	--	(5,311)
Proceeds from the sale of marketable equity securities	--	2,500
Real estate deposits	--	223
Principal payments received on loans receivable	5,219	725
Distributions from non-consolidated entities in excess of accumulated earnings	3,935	5,460
Investment in and advances to/from non-consolidated entities	4,816	(12,953)
Increase in deferred leasing costs	(4,568)	(7,911)
Change in escrow deposits and restricted cash	7,924	(15,423)
Net cash provided by investing activities	85,617	218,670

Cash flows from financing activities:
Dividends to common and preferred shareholders	(33,127)	(185,081)
Repurchase of exchangeable notes	(59,399)	(109,686)
Repurchase of trust preferred securities	--	(44,561)
Mortgage payoffs	(65,927)	(193,453)
Principal amortization payments	(22,037)	(35,712)
Term loans and lines of credit extinguishments	(199,280)	--
Proceeds from term loans and lines of credit, net	200,000	70,000
Increase in deferred financing costs	(4,984)	(2,479)
Issuance costs of common shares	(706)	--
Swap termination costs	(366)	(160)
Contributions from noncontrolling interests	1,225	--
Cash distributions to noncontrolling interests	(2,756)	(128,274)
Payments on forward equity commitment, net	(2,194)	--
Issuance of common and preferred shares	--	47,189
Repurchase of common and preferred shares	--	(23,792)
Partnership units repurchased	--	(475)
Net cash used in financing activities	(189,551)	(606,484)
Change in cash and cash equivalents	(19,159)	(254,257)
Cash and cash equivalents, at beginning of period	67,798	412,106
Cash and cash equivalents, at end of period	$48,639	$157,849

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009 and 2008

(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately net leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net lease area. As of June 30, 2009, the Company owned or had interests in approximately 215 consolidated properties in 41 states and the Netherlands. The real properties owned by the Company are generally subject to net leases. Net leases are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or through Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. On December 31, 2008, The Lexington Master Limited Partnership (“MLP”), a former operating partnership, merged with and into the Company and the MLP ceased to exist. As of June 30, 2009, the Company controlled three operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”), (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”), and Net 3 Acquisition L.P. (“Net 3”).

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation.  The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, LRA and Six Penn Center L.P. The MLP and Lexington Contributions, Inc. (“LCI”), formerly a majority-owned TRS that was merged with and into the Company as of March 25, 2008, are included in the condensed consolidated financial statements through their applicable merger dates. The Company determines whether an entity for which it holds an interest should be consolidated pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46R”) and/or Emerging Issues Task Force (“EITF”) 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). FIN 46R requires the Company to evaluate whether it has a controlling financial interest in an entity through means other than voting rights. If the entity is not a variable interest entity (“VIE”), the Company applies the guidance in EITF 04-05, and if the Company controls the entity’s voting shares or similar rights as determined in EITF 04-05, the entity is consolidated.

Use of Estimates.  Management has made a number of significant estimates and judgments relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and judgments may require the use of significant assumptions about future events. Management evaluates its estimates and judgments on an ongoing basis considering historical experience and other factors, including the current economic environment and future expectations. The current economic environment has increased the degree of uncertainty inherent in these estimates and judgments. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates and judgments made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of whether certain entities should be consolidated, classification of noncontrolling interests, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation of financial instruments, and the useful lives of long-lived assets. Given the significant use of assumptions, actual results could differ materially from these estimates and judgments.

Fair Value Measurements. The Company follows the guidance in Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements, as amended (“SFAS 157”) to determine the fair value of financial and non-financial instruments. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in the Company’s assessment of fair value.

Revenue Recognition. The Company recognizes revenue in accordance with SFAS No. 13, Accounting for Leases, as amended (“SFAS 13”). SFAS 13 requires that revenue be recognized on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further Company obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

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

Impairment of Equity Method Investments. In accordance with Accounting Principles Board (“APB”) 18, The Equity Method of Accounting for Investments in Common Stock (“APB 18”) and EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, the Company assesses whether there are indicators that the value of its equity method investments may be impaired. An impairment charge is recognized only if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Company’s intent and ability to recover its investment given the nature and operations of the underlying investment, including the level of the Company’s involvement therein, among other factors. To the extent an impairment is deemed to be other than temporary, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2009, the Company was not aware of any environmental matter relating to any of its assets that could have a material impact on the financial statements.

Reclassifications.  Certain amounts included in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Newly Adopted Accounting Pronouncements That Required Retrospective Application.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements – an amendment of ARB 51 (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS No. 160 was effective for periods beginning on or after December 15, 2008 and was applied prospectively, effective January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result of this pronouncement, the Company performed a complete evaluation of its noncontrolling interests previously classified in the “mezzanine” section of the balance sheet to determine if the noncontrolling interests should be treated as permanent equity. SFAS 160 does not specifically address the accounting for redeemable noncontrolling interests that are required to be presented outside of permanent equity pursuant to EITF Topic D-98, Classification and Measurement of Redeemable Securities, and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks. The Company determined that the noncontrolling interests should be classified as a separate component of permanent equity.

In May 2008, the FASB issued FASB Staff Position ("FSP") No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) ("FSP 14-1"). FSP 14-1 is applicable to issuers of convertible debt that may be settled wholly or partly in cash. The adoption of FSP 14-1 affected the accounting for the Company’s 5.45% Exchangeable Guaranteed Notes issued in 2007. FSP 14-1 requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an additional paid-in-capital component representing the conversion feature. The resulting discount is amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. FSP 14-1 was effective for fiscal years beginning after December 31, 2008, was adopted by the Company on January 1, 2009 and required retrospective application.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP 03-6-1"). FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128 (“SFAS 128”), and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS 128, Earnings per Share. FSP 03-6-1 was adopted by the Company on January 1, 2009. The Company has determined that its unvested share based payment awards are participating securities and has applied the two-class method under SFAS 128 to the calculation of earnings per share for all periods presented. Under the two-class method unvested share based payment awards are not allocated losses as they are not obligated to absorb losses.

The following table discloses the effect of the retrospective application of these accounting pronouncements on the Company’s condensed consolidated financial statements in accordance with paragraphs 17 and 18 of SFAS 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3:

	As Originally Reported (1)	As Adjusted for Retrospective Application of Accounting Pronouncement (2)	Effect of Change

Condensed Consolidated Statement of Operations Data for the six months ended June 30, 2008:

Interest and amortization expense	$(83,277)	$(85,228)	$(1,951)
Debt satisfaction gains, net	$36,711	$32,774	$(3,937)
Net loss attributable to noncontrolling interests	$682	$3,580	$2,898
Net income to shareholders	$23,537	$20,547	$(2,990)
Income (loss) per common share - basic	$0.26	$0.21	$(0.05)
Income (loss) per common share - diluted	$0.05	$(0.02)	$(0.07)
Weighted average common shares outstanding - diluted	100,567,119	100,556,746	(10,373)
_____________

(1)	Statement of operations as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, adjusted for the presentation requirements of SFAS 160.

(2)	Amounts have not been adjusted for the reclassification of discontinued operations.

Newly Adopted Accounting Pronouncements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary-Impairments ("FSP FAS 115-2 and FAS 124-2"). FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosure sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP was effective for periods ending after June 15, 2009. The Company's investment in Lex-Win Concord LLC was affected by this pronouncement and the Company reclassified $11,647 of prior losses from accumulated distributions in excess of net income to accumulated other comprehensive income (loss) for the six months ended June 30, 2009.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed in the Company's Annual Report. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP was effective for periods ending after June 15, 2009.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ("SFAS 165"). SFAS 165 establishes principles and requirements for subsequent events. This statement applies to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. SFAS 165 was effective for periods ending after June 15, 2009. The adoption of the statement did not have a material impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R) ("SFAS 167"). SFAS 167 amends the guidance in FIN 46R related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS 167 is effective for periods beginning after November 15, 2009. Management is currently evaluating the impact, if any, that SFAS 167 will have on the Company's financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles ("SFAS 168"). The FASB's Accounting Standards Codification ("Codification") was released on July 1, 2009. The Codification will become the exclusive authoritative reference for non-governmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. SFAS 168 divides non-governmental U.S. GAAP into the authoritative codification and guidance that is nonauthoritative. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows, however, references to accounting guidance in the Company's interim and annual reports will be modified to conform to the Codification.

(3)	Earnings per Share

The Company’s unvested shared-based payment awards are considered participating securities in accordance with FSP 03-6-1, as such the Company is required to use the two-class method for the computation of basic and diluted earnings per share in accordance with SFAS 128. Under the two-class computation method net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2009 and 2008:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2009	2008	2009	2008
BASIC

Income (loss) from continuing operations attributable to Lexington Realty Trust	$(78,977)	$13,340	$(145,912)	$19,995
Less preferred dividends	(13,212)	(948)	(19,839)	(7,983)
Income (loss) attributable to common shareholders from
continuing operations	(92,189)	12,392	(165,751)	12,012
Income from discontinued operations attributable to shareholders	1,869	1,564	3,856	552
Net income (loss) attributable to common shareholders –
basic	$(90,320)	$13,956	$(161,895)	$12,564

Weighted average number of common shares outstanding -basic	104,163,378	60,163,396	102,070,600	59,994,988

Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.89)	$0.20	$(1.63)	$0.20
Income from discontinued operations	0.02	0.03	0.04	0.01
Net income (loss) attributable to common shareholders	$(0.87)	$0.23	$(1.59)	$0.21

DILUTED
Income (loss) attributable to common
shareholders from continuing operations – basic	$(92,189)	$12,392	$(165,751)	$12,012
Incremental loss attributed to assumed conversion of dilutive securities	--	(21,019)	--	(14,256)
Income (loss) attributable to common shareholders from
continuing operations	(92,189)	(8,627)	(165,751)	(2,244)
Income from discontinued operations attributable to shareholders	1,869	3,252	3,856	1,260
Net loss attributable to common shareholders – diluted	$(90,320)	$(5,375)	$(161,895)	$(984)

Weighted average number of common shares used in calculation of basic earnings per share	104,163,378	60,163,396	102,070,600	59,994,988
Add incremental shares representing:
Shares issuable upon conversion of dilutive securities	--	40,391,507	--	40,561,758
Weighted average number of common shares outstanding - diluted	104,163,378	100,554,903	102,070,600	100,556,746

Income (loss) per common share - diluted:
Loss from continuing operations	$(0.89)	$(0.09)	$(1.63)	$(0.03)
Income from discontinued operations	0.02	0.03	0.04	0.01
Net loss attributable to common shareholders	$(0.87)	$(0.06)	$(1.59)	$(0.02)

During the second quarter of 2009, 503,100 Series C Cumulative Convertible Preferred Shares ("Series C Preferred") were converted into 2,955,368 common shares. In accordance with EITF D-42, The Effect on the Calculation of Earnings Per Share for the Redemption or Induced Conversion of Preferred Stock ("EITF D-42"), the difference between the fair value of the securities transferred over the fair value of the securities issuable pursuant to the original conversion terms constitutes a deemed dividend, even though the conversion is for equivalent fair values, and is dilutive to the common shareholders and, accordingly, it has been deducted from net income (loss) to arrive at net income (loss) attributable to common shareholders for the three and six months ended June 30, 2009. During the second quarter of 2008, the Company redeemed 501,700 Series C Preferred shares at a $5,678 discount to their historical cost basis. In accordance with EITF D-42, this discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to the common shareholders and, accordingly has been added to net income to arrive at net income attributable to common shareholders for the three and six months ended June 30, 2008.

The Company determined that the conversion of the Series C Preferred in 2009 was anti-dilutive for the three and six months ended June 30, 2009 as all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

In accordance with EITF D-53, Computation of Earnings Per Share for a Period That Includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock, for purposes of computing diluted earnings per share for the three and six month periods ended June 30, 2008, the discount on redemption has been subtracted from net income allocable to common shareholders in the incremental loss attributed to assumed conversion of dilutive securities, and the shares have been assumed redeemed for common shares at the beginning of the respective periods. The Company determined that the Series C Preferred shares that were not redeemed were not dilutive to basic earnings per share for the three and six months ended June 30, 2008.

(4)	Investments in Real Estate and Intangibles

During the six months ended June 30, 2009, the Company acquired the remainder interests in 27.6 acres of land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property. During the six months ended June 30, 2008, the Company did not acquire any properties.

(5)	Sales of Real Estate and Discontinued Operations

During the six months ended June 30, 2009, the Company sold seven properties to unrelated third parties for an aggregate gross sales price of $86,740, which resulted in an aggregate gain of $6,280. During the six months ended June 30, 2008, the Company sold eight properties to unrelated third parties for an aggregate gross sales price of $170,235, which resulted in an aggregate gain of $4,612. As of June 30, 2009, the Company had no properties held for sale.

The following presents the operating results for the properties sold and properties held for sale for the applicable periods:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Rental revenues	$ 1,107	$ 4,085	$2,849	$10,806
Pre-tax income, including gains on sale	$ 2,273	$ 3,372	$4,267	$ 2,274

In June 2009, the Company received gross proceeds of $4,750 in a sale-leaseback transaction of 6.2 acres of land in Palm Beach Gardens, Florida. The Company is leasing back the land for 30 years and has an option to purchase the land in June 2014 and June 2015. In accordance with SFAS No. 66, Accounting for Sales of Real Estate, the Company has not recognized a gain on the transaction as the Company is considered to have continued involvement in the property due to the purchase option.

(6)	Investment in Non-Consolidated Entities

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord LLC (“Lex-Win Concord”)

On December 31, 2006, the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P.(“Winthrop”). The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of the parent of Winthrop. The operations of the co-investment program are not controlled by the

Company. Other than a non-recourse carve-out guaranty ("bad boy" acts), the Company has not guaranteed any obligations of Concord and the Company has no direct obligation to fund the operations of Concord.

During the third quarter of 2008, the Company and Winthrop formed Lex-Win Concord, and the Company and Winthrop each contributed to Lex-Win Concord all of their right, title, interest and obligations in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO. Immediately following the contribution, Inland American (Concord) Sub LLC (“Inland Concord”), a subsidiary of Inland American Real Estate Trust Inc. ("Inland"), entered into an agreement to contribute up to $100,000 in redeemable preferred membership interest over an 18 month period to Concord, of which $76,000 has been contributed as of June 30, 2009. In May 2009, Concord initiated a capital call to Inland Concord for the remaining $24,000 of Inland Concord's capital commitment. This amount has not been funded to date and Inland Concord has commenced legal proceedings – see note 14.

Lex-Win Concord, as managing member of Concord, and Inland Concord, as a preferred member, entered into the Second Amended and Restated Limited Liability Company Agreement of Concord. Under the terms of the agreement, additional contributions by Inland Concord are to be used primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans. In addition, provided that certain terms and conditions are satisfied, including payment to Inland Concord of a 10% priority return, both the Company and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 (or after a specified period, 200% of Inland Concord’s unreturned contributions) through distributions of principal payments from the retirement of existing loans and bonds in Concord's current portfolio. As of June 30, 2009, the Company and Winthrop have each invested $162,500 in Lex-Win Concord. All profits, losses and cash flows are distributed in accordance with the respective membership interests.

The following is summary balance sheet data as of June 30, 2009 and December 31, 2008 and income statement data for the three and six months ended June 30, 2009 and 2008 for Lex-Win Concord:

	As of 6/30/09	As of 12/31/08
Loan and bond investments, net of impairments and reserves	$793,497	$981,635
Cash, including restricted cash	5,067	15,134
Warehouse debt and credit facilities obligations	263,492	320,604
Collateralized debt obligations	347,525	347,525
Noncontrolling preferred interest	36,570	76,441
Members’ capital	127,144	219,322

	Three Months ended June 30,		Six Months ended June 30,

	2009	2008	2009	2008
Interest and other income	$ 10,227	$ 17,170	$ 22,775	$ 37,209
Gain on debt extinguishment	--	2,552	--	7,702
Interest expense, including non-qualifying cash flow hedge	(4,226)	(7,958)	(8,858)	(18,811)
Impairment losses, loan losses and reserves	(92,891)	(52,638)	(133,180)	(58,016)
Contingent collateral support expense	(9,600)	--	(9,600)	--
Other expenses	(1,381)	(983)	(2,492)	(1,791)
Net loss	(97,871)	(41,857)	(131,355)	(33,707)
Net income attributable to noncontrolling
interests	(1,898)	(6)	(3,775)	(6)
Net loss attributable to members	$ (99,769)	$ (41,863)	$ (135,130)	$ (33,713)

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

During the six months ended June 30, 2009, Concord recorded $133,180 in impairment losses, loan losses, and loan loss reserves on its loan and bond portfolio. A portion of the reserves is a direct result of a margin call received by Concord in the first quarter of 2009. As a result of the margin call and subsequent modification to the warehouse agreement Concord has designated certain loans as held for sale to satisfy the pay down requirements of the agreement. As a result of these impairments, and other factors, Concord is currently in default of its covenants on its warehouse and line of credit facilities. Concord's management is attempting to obtain waivers from these lenders. Also during the six months ended June 30, 2009, Concord recorded a reserve of $9,600 for the potential obligations of one of its subsidiaries under a credit support arrangement with Deutsche Bank AG.

During the second quarter of 2009, Concord implemented FSP FAS 115-2 and FAS 124-2. The FSP requires the difference between the amortized cost basis and fair value on debt securities that Concord intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized costs basis be recognized in Concord's consolidated statements of operations. For available for sale and held to maturity debt securities that Concord has no intent to sell and believes that it is more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using Concord's cash flow projections using its base assumptions. Due to the implementation of this FSP, Concord reclassified $23,294 of prior impairments from retained earnings to accumulated other comprehensive income (loss) for the six months ended June 30, 2009.

The Company’s management performs a comprehensive analysis of its investment in Lex-Win Concord on a quarterly basis to determine if the investment is other-than-temporarily impaired. During the first quarter of 2009, the Company recorded an other-than-temporary impairment of $29,093 on its investment in Lex-Win Concord as it determined that the fair value of its investment was below its carrying value and the decline was determined to be other than temporary. Primarily due to (1) the continued deterioration in the value of Concord’s loan and bond portfolio, (2) the margin call received by Concord in the first quarter of 2009 and potential additional margin calls, (3) Inland’s failure to fund the requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord’s debt covenant violations, and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, the Company’s management has determined that its investment in Lex-Win Concord should be valued at zero as of June 30, 2009. As a result, the Company has recorded an additional $39,120 other-than-temporary impairment charge during the second quarter of 2009. These additional impairment charges are recognized as a component of equity in earnings (losses) of non-consolidated entities.

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub LLC (“Inland NLS”), a subsidiary of Inland. NLS was established to acquire single-tenant net lease specialty real estate in the United States. Since the formation of NLS in 2007, the Company has contributed fee and leasehold interests in 19 properties and $15,207 in cash to NLS and Inland NLS contributed $217,049 in cash to NLS. In addition, the Company sold for cash, leasehold interests in 24 properties, plus a 40% tenant-in-common interest in a property, to NLS. The properties were subject to approximately $339,500 in mortgage debt, which was assumed by NLS. During the three and six months ended June 30, 2008, the Company recorded aggregate gains of $8,637 and $31,806, respectively, due to the sale of seven properties to NLS, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity. Inland NLS and the Company own 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s preferred equity.

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

The following is summary historical cost basis selected balance sheet data as of June 30, 2009 and December 31, 2008 and income statement data for the three and six months ended June 30, 2009 and 2008 for NLS:

	As of 6/30/09	As of 12/31/08
Real estate, including intangibles, net	$699,680	$719,409
Cash, including restricted cash	9,595	9,370
Mortgages payable	314,630	320,898
Noncontrolling interest	172,151	170,772
Partners’ capital	219,088	233,281

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Total gross revenues	$15,336	$13,357	$30,745	$21,523
Depreciation and amortization	(9,785)	(9,027)	(19,570)	(13,028)
Interest expense	(4,921)	(4,763)	(9,830)	(7,598)
Other expenses, net	(850)	(666)	(1,652)	(1,157)
Net loss	$(220)	$(1,099)	$(307)	$(260)

During the six months ended June 30, 2009 and 2008, the Company recognized $2,947 and ($6,301), respectively, equity in income (losses) relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value of the Company’s equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During the six months ended June 30, 2009 and 2008, the Company recorded earnings of $1,818 and $1,395, respectively, related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying Condensed Consolidated Statement of Operations.

During the six months ended June 30, 2008, the Company incurred transaction costs relating to the formation of NLS of $1,146, which are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

(7)	Mortgages and Notes Payable

On February 13, 2009, the Company refinanced its (1) $200,000 unsecured revolving credit facility, which had $25,000 outstanding and was scheduled to expire in June 2009, and (2) $225,000 secured term loan, which had $174,280 outstanding and was scheduled to mature in 2009, with a secured credit facility consisting of a $165,000 term loan and a $85,000 revolving loan with KeyBank N.A. (“KeyBank”), as agent. The secured facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option. With the consent of the lenders, the Company can increase the size of (1) the term loan by $135,000 and (2) the revolving loan by $115,000 (or $250,000 in the aggregate, for a total facility size of $500,000, assuming no prepayments of the term loan are made) by adding properties to the borrowing base. During the second quarter of 2009, the Company increased the availability under the revolving loan by $40,000, by admitting an additional lender to the bank group, thus increasing the total facility to $290,000. The secured credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 73 properties. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of June 30, 2009, the available additional borrowing under the facility was $60,113. As of June 30, 2009, $165,000 was outstanding under the secured term loan and $35,000 was outstanding under the revolving loan. In connection with the refinancing and the subsequent increase in the availability under the facility, the Company incurred $4,977 in financing costs and recognized $247 in debt satisfaction charges. The secured facility is subject to financial and other covenants, which the Company was in compliance with at June 30, 2009.

During the three months ended March 31, 2008, the Company obtained $25,000 and $45,000 secured term loans from KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a self-amortizing portion and matures in September 2014. The Company recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. These secured term loans contain customary covenants which the Company was in compliance with as of June 30, 2009. As of June 30, 2009, there was an aggregate $60,723 original principal outstanding on these secured term loans.

Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,555 at June 30, 2009). The debt is presented net of a discount of $5,696 ($3,668 at June 30, 2009). The discount is being amortized as additional interest expense over the term of the loans.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $20.13 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. The notes had an outstanding balance of $130,706 and $204,074, net of a discount of $3,694 and $6,926, as of June 30, 2009 and December 31, 2008, respectively. The initial discount of $23,693 was retrospectively recorded in accordance with FSP APB 14-1. The discount is being amortized as additional interest expense through January 2012, the first put date of the notes. Coupon interest expense on the notes was $4,893 and $9,986, respectively, for the six months ended June 30, 2009 and 2008, and the discount amortization on the notes was $956 and $1,998, respectively, for the six months ended June 30, 2009 and 2008. The notes had an effective interest rate of 6.7% for the six months ended June 30, 2009 and 2008. During the six months ended June 30, 2009 and 2008, the Company repurchased $76,600 and $125,000, respectively, original principal amount of the notes for cash payments of $59,399 and $109,687, respectively, which resulted in gains on debt extinguishment of $13,962 and $9,105, respectively, including write-offs of $3,239 and $7,241, respectively, of the debt discount and deferred financing costs. As of June 30, 2009, $134,400 original principal amount of the notes were outstanding.

During 2007, the Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities. These securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. During the six months ended June 30, 2008, the Company repurchased $70,880 of the Trust Preferred Securities for a cash payment of $44,561, which resulted in a gain on debt extinguishment of $24,742 including a write off of $1,577 in deferred financing costs. As of June 30, 2009, $129,120 original principal amount of the Trust Preferred Securities were outstanding.

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

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2009, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using
Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2009	Six Months ended June 30, 2009 Total Gains (Losses)

Forward purchase equity asset	$ --	$ 8,457	$ --	$ 8,457	$ (4,435)

Interest rate swap liability	$ --	$ 5,555	$ --	$ 5,555	$ --

Impaired real estate assets held and used*	$ --	$ --	$ 9,551	$ 9,551	$ (8,391)

Investment in and advances to non-consolidated entities attributable to Lex-Win Concord*	$ --	$ --	$ --	$ --	$ (68,213)

_______________

* Represents a non-recurring measurement.

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but other observable inputs.

Although the Company has determined that the majority of the inputs used to value its interest rate swap liability fall within Level 2 of the fair value hierarchy, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

During the first quarter of 2009, in accordance with the provisions of SFAS 144, a real estate asset held and used (Richmond, Virginia property previously leased to Circuit City Stores, Inc.) with a carrying value of $18,091 was written down to its fair value of $9,700, resulting in an impairment charge of $8,391. The asset has a net carrying value of $9,551 at June 30, 2009.

The Company has recorded an other-than-temporary impairment on its investment in Lex-Win Concord of $68,213 for the six months ending June 30, 2009, reducing the carrying value of the Company’s investment to $0 as of June 30, 2009. The Company has determined that the majority of the inputs used to value its investment in Lex-Win Concord, such as discount rates, fall within Level 3 of the fair value hierarchy.

During the first quarter of 2009, the Company agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $4,950. The Company wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3,865, which approximated fair value and recognized a loan loss reserve of $1,085 during the three months ended March 31, 2009. The Company received the discounted payoffs during the second quarter of 2009.

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

The Company has designated the interest-rate swap agreement with KeyBank as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings. During the six months ended June 30, 2008, the Company terminated a portion of the swap for a notional amount of $2,804 due to a payment of the same amount on the $45,000 term loan. The Company recognized $531 as a reduction of interest expense during the six months ended June 30, 2008 due to the swap’s ineffectiveness and forecasted transactions no longer being probable.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,505 will be reclassified as an increase to interest expense.

As of June 30, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,723

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of June 30, 2009, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$12,481

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to purchase 3,500,000 common shares of the Company at $5.60 per share. The Company entered into the forward purchase equity commitment to manage the repurchase of common shares. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and the Company retains the cash dividends paid on the common shares, however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third party consultant determined the fair value of the equity commitment to be $8,457 at June 30, 2009, and the Company recognized a charge to earnings during the six months ended June 30, 2009 of $4,435 primarily relating to the decrease in the fair value.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.

	As of June 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$ 5,555	Accounts Payable and Other Liabilities	$ 7,055

Derivatives not designated as hedging instruments under SFAS 133

Forward Purchase Equity Commitment	Other Assets	$ 8,457	Other Assets	$ 10,698

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion) June 30,	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
	2009		2009

Interest Rate Swap	$ 141	Interest expense	$ (1,359)

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative June 30,
2009

Forward Purchase Equity Commitment	Change in value of forward purchase commitment	$ (4,435)

The Company’s agreement with the swap derivative counterparty contains a provision where if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2009, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at June 30, 2009, it would have been required to settle its obligations under the agreements at the termination value of $5,865, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at June 30, 2009 was $4,024, net of prepayments.

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

The Company, through its merger with Newkirk Realty Trust as of December 31, 2006, has one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Company has determined that it is the primary beneficiary of this VIE and, accordingly, has consolidated Camfex in its financial statements. The Company has loaned approximately $8,900 to Camfex as of June 30, 2009. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $56,811 at June 30, 2009. Camfex has additional mortgage debt of approximately $24,494 as of June 30, 2009. The lenders of the additional mortgage debt hold no recourse to other Company assets.

The Company has determined that its other loans and investments are not VIEs and as such, the Company has continued to account for these loans and investments as a loan or equity investment, as appropriate.

(11)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants.  For the six months ended June 30, 2009 and 2008, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances may exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.

(12)	Equity

 Shareholders’ Equity:

During the six months ended June 30, 2008, the Company repurchased approximately 1.2 million common shares/OP units at an average price of approximately $14.51 per common share/OP unit aggregating $16,745, in the open market and through private transactions with third parties. During the six months ended June 30, 2009, the Company did not repurchase any common shares/OP units. As of June 30, 2009, approximately 1.1 million common shares/OP units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

During the six months ended June 30, 2009, the Company’s Board of Trustees declared two quarterly common share dividends of $0.18 each to be paid in a combination of cash (10% in the aggregate) and common shares. On April 24, 2009, the Company issued 5,097,229 common shares and paid $1,819 in cash to satisfy the first quarter dividend. On July 30, 2009, the Company issued 4,333,183 common shares and paid $1,970 in cash to satisfy the second quarter dividend.

The Company has retrospectively recorded an additional paid-in-capital amount representing the conversion feature of the 5.45% Exchangeable Guaranteed Notes with the adoption of FSP 14-1. The initial amount recorded as additional paid-in-capital of $23,132 has been reduced to $20,293 at June 30, 2009 and December 31, 2008, as a result of the Company’s repurchases of certain of these notes.

In June 2009, the Company converted 503,100 of its Series C Preferred by issuing 2,955,368 common shares. The difference between the fair value of common shares issued and the fair value of common shares issuable pursuant to the original conversion terms is considered a deemed dividend and as such is recorded as a reduction in shareholders' equity and as an increase to preferred dividends paid for calculating earnings per share, even though the conversion is for equivalent fair values.

During the six months ended June 30, 2008, the Company repurchased and retired 501,700 of its Series C Preferred by issuing 727,759 common shares and $7,522 in cash. The difference between the amount paid for the Series C Preferred and its historical cost was $5,678 and is treated as an increase to shareholders' equity and as a reduction in preferred dividends paid for calculating earnings per share.

On June 30, 2008, the Company issued 3,450,000 common shares raising net proceeds of approximately $47,237. The proceeds, along with cash held, was used to retire $25,000 original principal amount of the 5.45% Exchangeable Guaranteed Notes at a price plus accrued interest of $22,937 and $67,755 principal amount of the Trust Preferred Securities at a price plus accrued interest of $43,454.

Noncontrolling Interests:

In conjunction with several of the Company’s acquisitions in prior years, sellers were given OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable at certain times, only at the option of the holders, and are not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities under EITF Topic D-98. The OP units are currently redeemable for 1.09 common shares.

During the six months ended June 30, 2009 and 2008, 179,189 and 228, 466 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $1,227 and $2,976, respectively.

As of June 30, 2009, there were approximately 5.1 million OP units outstanding other than OP units owned by the Company.  All OP units receive distributions in accordance with their respective partnership agreements.  To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests in accordance with SFAS 160:

	Net Income (Loss) Attributable to Shareholders and Transfers (to) from Noncontrolling Interests
	Six Months ended June 30,
	2009	2008

Net income (loss) attributable to Lexington Realty Trust	$(142,056)	$20,547
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption
of noncontrolling interest OP units	1,227	2,658
Change from net income (loss) attributable to
shareholders and transfers (to) from noncontrolling
interest	$(140,829)	$23,205

(13)	Related Party Transactions

In addition to related party transactions discussed elsewhere, the Company was a party to the following related party transactions.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide management services at certain properties and co-investments owned by the Company. These entities earned, including reimbursed expenses, $2,548 and $2,461, respectively, for these services for the six months ended June 30, 2009 and 2008.

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

As of June 30, 2009 and December 31, 2008, $3,944 and $4,102, respectively, in non-recourse mortgage notes payable are due to entities owned by significant shareholders and the Company's former Executive Chairman and Director of Strategic Acquisitions.

The Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder’s status as a REIT.

(14)	Commitments and Contingencies

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties.

From time to time, the Company is involved in legal proceedings arising in the ordinary course of business.  Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition, but could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period. Predicting the outcome of these matters is inherently difficult, and a loss is recognized only when the amount or range of such loss can be estimated and is probable of occurring.

In March 2009, the Company received a cash payment of $2,000 in full settlement of its litigation with respect to the construction of its Streetsboro, Ohio facility. This amount was recorded as a receivable at December 31, 2008.

On May 22, 2009, Inland Concord, filed an action in the Delaware Chancery Court against Lex-Win Concord and Concord, seeking (i) reformation of the Second Amended and Restated Limited Liability Company Joint Venture Agreement (the “Joint Venture Agreement”) of Concord to modify the provision relating to distributions of proceeds from capital transactions, (ii) a declaration that Inland Concord is not required to make any additional capital contributions for the purpose of satisfying amounts due to Concord’s lenders under certain of its existing credit facilities, and (iii) a declaration that Inland Concord not be required to satisfy the May 11, 2009 capital call, made by Concord in the amount of $24,000, the proceeds of which are to be used for “Permitted Investments” (as defined in the Joint Venture Agreement). The Company believes that the language of the Joint Venture Agreement speaks for itself with respect to Inland Concord’s claims and that Inland Concord's action is without merit. Lex-Win Concord filed its answer with the Chancery Court of the State of Delaware in this action on July 21, 2009 denying the claims raised by Inland Concord and bringing counterclaims seeking declaration that (i) Inland Concord is required to fund the capital call, (ii) Concord can recoup the unmade capital call by setting it off against any distributions otherwise payable to Inland Concord, and (iii) Inland Concord’s failure to fund the capital call is a material breach of the Joint Venture Agreement and that Lex-Win Concord will seek to recover all losses incurred by it as a result of such breach.

(15)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. The Company granted 2,000,000 common share options at an exercise price of $5.60 on December 31, 2008. These options (1) vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) expire 10 years from the grant date. The conversion rate on the options is currently 1.09.

The Company engaged a third party to value the options as of December 31, 2008. The third party determined the value to be $2,480 using the Monte Carlo simulation model. The options are considered equity awards as the number of options issued is fixed and determinable at the date of grant. As such, the options were valued as of the date of the grant and do not require subsequent remeasurement. The Company will recognize compensation expense relating to these options over an average of 3.6 years. The Company recognized $344 in compensation expense during the six months ended June 30, 2009 and has unrecognized compensation costs of $2,136 relating to the outstanding options as of June 30, 2009.

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

A third party consultant was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of the grant date, it was determined that the value of the awards was $1,901. As of June 30, 2009, the value of the awards was $556. The Company recognized $101 and $84 in compensation expense relating to the awards during the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2008, the Company and its former Executive Chairman and Director of Strategic Acquisitions and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release. In addition to an aggregate cash payment of $1,500, non-vested common shares previously issued to the officer were accelerated and immediately vested which resulted in a charge of $265.

During the six months ended June 30, 2009 and 2008, the Company recognized $1,398 and $2,492, respectively, in compensation expense relating to scheduled vesting of share grants, exclusive of the $265 discussed above.

(16)	Fair Market Value of Financial Instruments

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

Notes Receivable. The Company determines the fair value of these instruments based upon a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments having similar maturities. Based on this, the Company has determined that the fair value of these instruments was approximately $53,272 at June 30, 2009.

Debt Securities. Investments in debt securities are classified as held to maturity and are included with other assets in the accompanying Condensed Consolidated Balance Sheets and amounted to $15,187 at June 30, 2009. The Company has determined the fair value of these instruments to be $14,640 at June 30, 2009 based upon recent market quotes.

Debt. The Company determines the fair value of these instruments based on recent repurchases and/or on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was approximately $1,836,972 at June 30, 2009.

(17)	Supplemental Disclosure of Statement of Cash Flow Information

During the six months ended June 30, 2009 and 2008, the Company paid $66,514 and $86,989, respectively, for interest and $1,958 and $2,345, respectively, for income taxes.

During the six months ended June 30, 2009, the Company acquired the remainder interests in 27.6 acres of land with an estimated fair value of $2,500 in connection with a tenant’s lease surrender obligation.

During the six months ended June 30, 2009 and 2008, holders of an aggregate of 179,189 and 195,015 OP units, respectively, redeemed such OP units for common shares of the Company.  The redemptions resulted in an increase in shareholders’ equity and corresponding decrease in noncontrolling interest of $1,227 and $2,502, respectively.

During the six months ended June 30, 2008, the Company entered into a swap obligation with an initial value of $5,696, which was reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During the six months ended June 30, 2008, the Company contributed six properties to NLS with $90,200 in real estate and intangibles and $51,497 in mortgage notes payable assumed.

(18)	Subsequent Events

Subsequent to June 30, 2009 and through August 7, 2009, the date through which management evaluated subsequent events and on which the financial statements were issued, the Company:

•	repurchased $29,200 original principal amount of the 5.45% Exchangeable Guaranteed Notes for $25,576 including accrued interest of $756, and
•	borrowed an additional $4,500 on the revolving loan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

  CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2009 and 2008, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 2, 2009. Historical results may not be indicative of future performance.

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

As of June 30, 2009, we had ownership interests in approximately 215 consolidated real estate assets, located in 41 states and the Netherlands and encompassing approximately 39.6 million square feet. We lease our properties to tenants in various industries, including finance/insurance, energy, technology, automotive, and healthcare.

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

Second Quarter 2009 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2009.

Sales.      -     We sold six properties for an aggregate gross sales price of $75.4 million and satisfied the related $49.3 million non-recourse mortgage loans; and

-	received $4.7 million in a land sale-leaseback transaction.
Leasing. -	We entered into 26 new leases and lease extensions encompassing approximately 1.8 million square feet; and

-	recognized $1.3 million in tenant deferred maintenance and termination income.
Financing. -	We repurchased $54.1 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at a discount of 17.6%; and

-	increased our secured credit facility with KeyBank N.A., as agent, to $290.0 million.
Other.	-	We received $3.9 million in full satisfaction of two loans held for investment; and

-	repurchased and retired 503,100 6.5% Series C Cumulative Preferred Stock, which we refer to as Series C Preferred, with $25.2 million liquidation preference by issuing $11.4 million of common shares.

Subsequent to June 30, 2009, we repurchased $29.2 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at a discount of 15.0% and borrowed an additional $4.5 million on our revolving loan.

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

Common Shareholder Dividends. For our common share dividends declared in 2009, we rely upon Internal Revenue Service Revenue Procedure 2008-68, which we refer to as IRS Rev. Proc. 2008-68. IRS Rev. Proc. 2008-68 allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash. We do not retrospectively adjust earnings per share for the stock dividend portion of the dividend, if any, as the stock dividend is not pro rata as common shareholders may elect if they would like to receive the dividend all in cash, not to exceed, at a minimum, 10% in the aggregate, or all in common shares.

We apply the guidance in Financial Accounting Standards Board, which we refer to as FASB, Statement of Financial Accounting Standards, which we refer to as SFAS, No. 157, Fair Value Measurements, as amended, which we refer to as SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

The following table presents our financial assets and liabilities measured at fair value on a recurring and nonrecurring basis as of June 30, 2009, aggregated by the level within the SFAS 157 fair value hierarchy within which those measurements fall:

Fair Value Measurements using ($000's)
Description	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance June 30, 2009	Six Months ended June 30, 2009 Total Gains (Losses)

Forward purchase equity asset	$ --	$ 8,457	$ --	$ 8,457	$ (4,435)

Interest rate swap liability	$ --	$ 5,555	$ --	$ 5,555	$ --

Impaired real estate assets held and used*	$ --	$ --	$ 9,551	$ 9,551	$ (8,391)

Investment in and advances to non-consolidated entities attributable to Lex-Win Concord*	$ --	$ --	$ --	$ --	$ (68,213)

________________

* Represents a non-recurring measurement.

We have determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of our common share price but other observable inputs.

Although we have determined that the majority of the inputs used to value our interest rate swap liability fall within Level 2 of the fair value hierarchy, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of June 30, 2009, we have determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire swap liability has been classified in Level 2 of the fair value hierarchy.

During the first quarter of 2009, in accordance with the provisions of SFAS 144, a real estate asset held and used (our Richmond, Virginia property previously leased to Circuit City Stores, Inc.) with a carrying value of $18.1 million was written down to its fair value of $9.7 million, resulting in an impairment charge of $8.4 million. The asset has a net carrying value of $9.6 million at June 30, 2009.

We received the discounted payoff of two notes receivable with an aggregate carrying value of $5.0 million. We wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3.9 million, which approximated fair value, and recognized a loan loss reserve of $1.1 million during the six months ended June 30, 2009.

We have recorded an other-than-temporary impairment of our investment in Lex-Win Concord LLC, which we refer to as Lex-Win Concord, of $68.2 million for the six months ending June 30, 2009, reducing our carrying value of our investment to $0 as of June 30, 2009 (see Off-Balance Sheet Arrangements). We have determined that the majority of the inputs used to value our investment in Lex-Win Concord, such as discount rates, fall within Level 3 of the fair value hierarchy.

Newly Implemented Accounting Pronouncements

The following recently issued accounting pronouncements were fully implemented during the six months ended June 30, 2009 and require management to make assumptions and estimates that had an impact on our results of operations and/or on our disclosures relating to the results of operations as reported in this Quarterly Report:

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

In May 2008, the FASB issued FASB Staff Position, which we refer to as FSP, No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which we refer to as FSP 14-1. FSP 14-1 is applicable to issuers of convertible debt that may be settled wholly or partly in cash. The adoption of FSP 14-1 affected the accounting for our 5.45% Exchangeable Guaranteed Notes issued in 2007. FSP 14-1 requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an additional paid-in-capital component representing the conversion feature. The resulting discount is amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. FSP 14-1 was effective for fiscal years beginning after December 31, 2008, and required retrospective application. The adoption of FSP 14-1 on January 1, 2009 resulted in the recognition of an aggregate unamortized debt discount on the 5.45% Exchangeable Guaranteed Notes of $6.9 million as of December 31, 2008, in our Condensed Consolidated Balance Sheets and additional interest expense of $2.0 million and a debt satisfaction gain reduction of $3.9 million in our Condensed Consolidated Statements of Operations for the six months ended June 30, 2008, before noncontrolling interests share.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, which we refer to as FSP 03-6-1. FSP 03-6-1 requires unvested share based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in EITF Issue No. 03-6, Participating Securities and the Two-Class Method under SFAS No. 128, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. We adopted FSP 03-6-1 on January 1, 2009. We have determined that our unvested share based payment awards are considered participating securities as defined in FSP 03-6-1, as such we have implemented the two-class method in determining earnings per share for all periods presented in this Quarterly Report. Under the two-class method unvested share based payment awards are not allocated losses as they are not obligated to absorb losses.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities- an amendment of SFAS No.133, which we refer to as SFAS 161. SFAS 161, which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which we refer to as SFAS 133, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. SFAS 161 was effective prospectively for periods beginning on or after November 15, 2008. The adoption of this statement on January 1, 2009 did not have a material impact on the Company’s financial position, results of operations or cash flows, however this statement did require us to provide additional disclosures in our condensed consolidated financial statements.

On November 13, 2008, the FASB ratified EITF consensus on EITF Issue No. 08-6, Equity Method Investment Accounting Considerations, which we refer to as EITF 08-6. EITF 08-6 addresses questions about the potential effect of SFAS No. 141R, Business Combinations, and SFAS 160, on equity-method accounting under Accounting Principles Board, which we refer to as APB, Opinion 18, The Equity Method of Accounting for Investments in Commons Stock, which we refer to as APB 18. EITF 08-6 generally continues existing practices under APB 18 including the use of a cost-accumulation approach to initial measurement of the investment. EITF 08-6 does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment in accordance with APB 18. EITF 08-6 was effective for fiscal years beginning on or after December 15, 2008 and interim periods within those fiscal years and is applied prospectively. The implementation of EITF 08-6 on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1 Interim Disclosures about Fair Value of Financial Instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed in our Annual Report. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The FSP was effective for periods ending after June 15, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 Recognition and Presentation of Other-Than-Temporary-Impairments, which we refer to as FSP FAS 115-2 and FAS 124-2. FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosure sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP was effective for periods ending after June 15, 2009. Our investment in Lex-Win Concord was affected by this pronouncement and we reclassified $11.6 million of prior losses from accumulated distributions in excess of net income to accumulated other comprehensive income (loss) for the six months ended June 30, 2009.

Recently Issued Accounting Pronouncements

A summary of recently issued accounting pronouncements is included in our Annual Report and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report. The following accounting pronouncements were issued during the three months ended June 30, 2009:

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46 (R), which we refer to as SFAS 167. SFAS 167 amends the guidance in FIN 46R related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. SFAS 167 is effective for periods beginning after November 15, 2009. We are currently evaluating the impact, if any, that SFAS 167 will have on our financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB Statement No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which we refer to as SFAS 168. The FASB's Accounting Standards Codification , which we refer to as the Codification, was released on July 1, 2009. The Codification will become the exclusive authoritative reference for non-governmental U.S. GAAP for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. SFAS 168 divides non-governmental U.S. GAAP into the authoritative Codification and guidance that is nonauthoritative. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. The adoption of the statement is not expected to have a material impact on our financial position, results of operations or cash flows, however, our references to accounting guidance in our interim and annual reports will be modified to conform to the Codification.

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

We believe that a main focus of management is to effectively manage our balance sheet in order to accretively reduce leverage through cash flow management of our tenant leases, maintaining occupancy, pursuing and executing well on property dispositions and recycling of capital. During the six months ended June 30, 2009 we sold properties which generated $90.1 million of proceeds which were used to retire indebtedness encumbering the properties and corporate level debt at a discount to par value. Our target for sales during 2009 was $150.0 million, so we are making good progress on this front however the market is challenging. Our goal for the remainder of 2009 is to generate $35.0 million in sale proceeds to fully repay our revolving credit facility which would then provide us with $125.0 million of borrowing capacity in 2010. As of June 30, 2009, we have approximately $60.1 million of borrowing capacity.

We generally finance our business with property specific non-recourse mortgage debt as well as corporate level debt. As of June 30, 2009, we have $51.2 million of property specific non-recourse mortgage debt maturing during the remainder of 2009 and $95.3 million in 2010. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($48.6 million), current borrowing capacity on our line of credit, which expires in 2011, but can be extended by us to 2012, and future cash flow from operations, which were $84.8 million for the six months ended June 30, 2009. Also, we have a $210.0 million accordian feature in our credit facility.  This feature can be exercised by providing additional properties as collateral for the borrowing base.  However, the approval of the lenders is required for this feature to be exercised.  In addition, the mortgages encumbering our properties are generally non-recourse to us. So in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

In addition, we have investments in non-consolidated entities which have used leverage in their business models. One entity, Concord Debt Holdings LLC, which we refer to as Concord, has $203.9 million in debt maturing through 2010, of which our proportional share is $101.9 million. None of this debt is recourse to us and currently we have decided not to provide equity capital to this entity to retire this indebtedness.

Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $84.8 million for 2009 from $133.6 million for 2008. The decrease is primarily related to the sales of properties during 2008 and 2009 and the collection of a $28.7 million lease termination payment in 2008. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by investing activities totaled $85.6 million and $218.7 million during the six months ended June 30, 2009 and 2008, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal receipts on loans receivable, return of advances to non-consolidated entities, net of investment, a decrease in escrow deposits and proceeds from the sale of marketable equity securities. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, and noncontrolling interests and an increase in escrow deposits and leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $(189.6) million and $(606.5) million during the six months ended June 30, 2009 and 2008, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments, mortgage, term loan and line of credit extinguishments, repurchases of common shares, increase in financing costs and debt amortization payments, offset by proceeds from term loans and lines of credit and the issuance of common and preferred shares.

Dividends.   Dividends paid to our common and preferred shareholders decreased to $33.1 million in the six months ended June 30, 2009, compared to $185.1 million in the six months ended June 30, 2008. The decrease is primarily attributable to the $2.10 per common share/unit special dividend/distribution paid in January 2008, the reduction in our quarterly common dividend in 2009 and the payment of 90% of our 2009 common dividends in common shares. During the six months ended June 30, 2009, we declared two quarterly common share dividends of $0.18 per common share each. These dividends were paid in a combination of cash, 10% in the aggregate, and common shares.

UPREIT Structure.   As of June 30, 2009, there were 5.1 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $17.4 million based on the closing price of $3.40 per share on such date.

Financings. On February 13, 2009, we entered into a secured credit facility with KeyBank N.A., as agent, consisting of a $165.0 million term loan and an $85.0 million revolving loan. The proceeds were used to refinance our (1) $200.0 million unsecured revolving credit facility, which had $25.0 million outstanding, bore interest at 120-170 basis points over LIBOR, and was scheduled to expire in June 2009, and our (2) $225.0 million secured term loan with KeyBank N.A., which had $174.3 million outstanding, bore interest at LIBOR plus 60 basis points, and was scheduled to mature in June 2009 (with an option to extend to December 2009 at our option). The new facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at our option. With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of $500.0 million, assuming no prepayments of the term loan are made) by adding properties to the borrowing base. During the second quarter of 2009, we increased the availability under the revolving loan by $40.0 million by admitting an additional lender to the bank group, thus increasing the total facility to $290.0 million. The credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 73 properties. As of June 30, 2009, $165.0 million and $35.0 million were outstanding on the secured term loan and secured revolving loan, respectively, and we were in compliance with the covenants contained in the loan agreement.

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the six months ended June 30, 2009, we repurchased $76.6 million original principal amount of these notes for $59.4 million, which resulted in a gain of $14.0 million, including the write-off of $3.2 million of the debt discount and deferred financing costs. As of June 30, 2009, $134.4 million original principal amount of the 5.45% Exchangeable Guaranteed Notes was outstanding.

During the first quarter of 2009, we suspended debt service payments on the mortgage encumbering our property that was leased to Circuit City Stores, Inc. in Richmond, Virginia following the lease rejection and vacancy. The non-recourse loan had a balance of $15.5 million at that time. The property is currently in receivership and we anticipate that the property will be transferred to the lender during the third quarter of 2009.

Results of Operations

Three months ended June 30, 2009 compared with June 30, 2008.  Of the decrease in total gross revenues in 2009 of $25.9 million, $26.6 million is attributable to a decrease in rental revenue which was offset by an increase of $0.7 million attributable to tenant reimbursements and advisory and incentive fees. The decrease in rental revenue is primarily attributable to the receipt of lease termination payments of $28.7 million from two tenants offset by the accelerated amortization of above and below market leases of $4.1 million in 2008.

The decrease in interest and amortization expense of $5.8 million is due to the repayment of long-term debt and the sale/contribution of properties to a co-investment program which were encumbered by debt.

The decrease in debt satisfaction gains, net of $19.1 million is primarily due to the retirement of $70.9 million original principal amount of Trust Preferred Securities in 2008 which generated a net gain of $24.7 million offset by the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes at a discount.

The decrease in depreciation and amortization of $37.8 million is due primarily to tenant lease terminations in 2008 and the sale/contribution of properties to a co-investment program in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in property operating expense of $3.0 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

General and administrative expense decreased $1.1 million primarily due to a decrease in professional fees and joint venture formation costs.

The decrease in non-operating income of $17.2 million is primarily attributable to $16.0 million of income recognized with the acquisition of land as part of a tenant’s lease surrender obligation during 2008.

The $4.2 million change in value of our forward equity commitment was primarily a reflection of the increase in our common share price.

The gain on sale-affiliates of $8.6 million in 2008 relates to the gain recognized on the sale of properties to a co-investment program to the extent we did not retain ownership.

The decrease in the provision for income taxes of $0.3 million is primarily due to the merger of a taxable REIT subsidiary into us during 2008.

Equity in earnings (losses) of non-consolidated entities was a loss of $83.2 million in 2009 compared to a loss of $27.2 million in 2008. The reason for the fluctuation between periods is due to impairment charges, loan losses and reserves recognized by our co-investment program, Lex-Win Concord, our share of which was $51.3 million during the three months ended June 30, 2009, as well as a $39.1 million other-than-temporary impairment charge taken on our investment in Lex-Win Concord, compared to impairment charges recognized by Lex-Win Concord, our share of which was $26.3 million for the three months ended June 30, 2008.

The decrease in net (income) loss attributable to noncontrolling interests of $10.6 million is primarily a result of the merger of The Lexington Master Limited Partnership, which we refer to as the MLP, a former operating partnership, with and into us on December 31, 2008.

Net income (loss) attributable to Lexington Realty Trust was $(77.1) million in 2009 and $14.9 million in 2008 primarily due to the net impact of the items discussed above and decrease of $1.0 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $1.0 million primarily due to decrease in gains on sale of properties of $0.7 million and an increase in debt satisfaction charges of $1.1 million offset by an increase in income from discontinued operations of $0.8 million.

Net loss attributable to common shareholders in 2009 was $(90.3) million compared to income of $14.0 million in 2008. The decrease of $104.3 million is due to the items discussed above and an increase in actual and deemed preferred dividends of $12.3 million resulting from the conversion of our Series C Preferred in 2009 and the repurchase of our Series C Preferred during 2008.

Six months ended June 30, 2009 compared with June 30, 2008.  Of the decrease in total gross revenues in 2009 of $30.9 million, $32.4 million is attributable to a decrease in rental revenue which was offset by an increase of $1.5 million attributable to tenant reimbursements and advisory and incentive fees. The decrease in rental revenue is primarily attributable to the receipt of lease termination payments of $28.7 million from two tenants offset by the accelerated amortization of above and below market leases of $4.1 million in 2008 along with the sale/contribution of properties to a co-investment program in 2008.

The decrease in interest and amortization expense of $14.7 million is due to the repayment of long-term debt and the sale/contribution of properties to a co-investment program which were encumbered by debt.

The decrease in debt satisfaction gains, net of $19.1 million is primarily due to the retirement of $70.9 million original principal amount of Trust Preferred Securities in 2008 which generated a net gain of $24.7 million offset by the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes at a discount.

The decrease in depreciation and amortization of $45.4 million is due primarily to tenant lease terminations in 2008 and the sale/contribution of properties to a co-investment program in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in property operating expense of $6.3 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

General and administrative expense decreased $5.5 million primarily due to $1.5 million of expense incurred during the six months ended June 30, 2008 in connection with a Services and Non-Compete Agreement with our former Executive Chairman and Director of Strategic Acquisitions and a decrease in payroll, professional fees and joint venture formation costs.

The decrease in non-operating income of $15.2 million is primarily attributable to $16.0 million of income recognized with the acquisition of land as part of a tenant’s lease surrender obligation during 2008.

The $4.4 million change in value of our forward equity commitment was primarily a reflection of the decrease in our common share price.

The impairment charges and loan loss reserves of $9.5 million consist of $8.4 million of impairment charges related to our former Circuit City location in Richmond, Virginia, and $1.1 million of loan loss reserves related to two notes receivable.

The gain on sale-affiliates of $31.8 million in 2008 relates to the gain recognized on the sale of properties to a co-investment program to the extent we did not retain ownership.

The decrease in the provision for income taxes of $0.9 million is primarily due to the merger of a taxable REIT subsidiary into us during 2008.

Equity in earnings (losses) of non-consolidated entities was a loss of $130.3 million in 2009 compared with a loss of $21.6 million in 2008. The reason for the fluctuation between periods is due to impairment charges and loan losses and reserves recognized by our co-investment program, Lex-Win Concord, our share of which was $71.4 million during the six months ended June 30, 2009, as well as a $68.2 million other-than-temporary impairment charge taken on our investment in Lex-Win Concord compared to impairment charges recognized by Lex-Win Concord, our share of which was $29.0 million for the six months ended June 30, 2008.

The decrease in net (income) loss attributable to noncontrolling interests of $5.4 million is primarily a result of the merger of the MLP with and into us on December 31, 2008.

Net income (loss) attributable to Lexington Realty Trust was $(142.1) million in 2009 and $20.5 million in 2008 primarily due to the net impact of the items discussed above offset by an increase of $2.1 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations increased $2.1 million primarily due to an increase in gains on sale of properties of $1.7 million and a decrease in impairment charges of $1.5 million offset by an increase in debt satisfaction charges of $1.1 million.

Net loss attributable to common shareholders in 2009 was $(161.9) million compared to income of $12.6 million in 2008. The decrease of $174.5 million is due to the items discussed above and an increase in actual and deemed preferred dividends of $11.9 million resulting from the conversion of our Series C Preferred in 2009 and the repurchase of our Series C Preferred during 2008. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), and reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Off-Balance Sheet Arrangements

Non-Consolidated Entities.  As of June 30, 2009, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Lex-Win Concord and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

During the six months ended June 30, 2009, Concord recorded $133.2 million in impairment losses, loan losses and loan loss reserves on its loan and bond portfolio.  Also during the six months ended June 30, 2009, Concord recorded a reserve of $9.6 million for the potential obligations of one of its subsidiaries under a credit support arrangement.

In addition, we perform a comprehensive analysis of our investment in Lex-Win Concord on a quarterly basis to determine if the investment is other-than-temporarily impaired. During the first quarter of 2009, we recorded an other-than-temporary impairment of $29.1 million on our investment in Lex-Win Concord as we determined that the fair value of our investment was below its carrying value and the decline was determined to be other than temporary. Primarily due to (1) the continued deterioration in the value of Concord’s loan and bond portfolio, (2) the margin call received by Concord in the first quarter of 2009 and potential additional margin calls, (3) the preferred member's failure to fund the requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord’s debt covenant violations, and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, we have determined that our investment in Lex-Win Concord should be valued at zero as of June 30, 2009. As a result we have recorded an additional $39.1 million other-than-temporary impairment charge during the second quarter of 2009.

In addition, we had $4.5 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  Our consolidated variable rate indebtedness was approximately $200.0 million as of June 30, 2009 and 2008, which represented 9.0% and 8.0% of total long-term indebtedness, respectively.  During the three months ended June 30, 2009 and 2008, our variable rate indebtedness had a weighted average interest rate of 3.3%.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2009 and 2008 would have been increased by approximately $0.5 million. During the six months ended June 30, 2009 and 2008, our variable rate indebtedness had a weighted average interest rate of 3.2% and 4.0%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2009 and 2008 would have been increased by approximately $1.0 million. As of June 30, 2009 and 2008, our consolidated fixed rate debt was approximately $2.0 billion and $2.3 billion respectively, which represented 91.0% and 92.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of June 30, 2009 and are indicative of the interest rate environment as of June 30, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.6 billion as of June 30, 2009.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on form 10-K filed on March 2, 2009, as updated by our Quarterly Report on Form 10-Q filed on May 8, 2009, except for the following:

On May 22, 2009, Inland American (Concord) Sub, LLC, which we refer to as Inland Concord, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., filed an action in the Delaware Chancery Court against Lex-Win Concord LLC, or Lex-Win Concord, and Concord Debt Holdings LLC, or Concord, seeking (i) reformation of the Second Amended and Restated Limited Liability Company Joint Venture Agreement, or the Joint Venture Agreement, of Concord to modify the provision relating to distributions of proceeds from capital transactions, (ii) a declaration that Inland Concord is not required to make any additional capital contributions for the purpose of satisfying amounts due to Concord’s lenders under certain of its existing credit facilities, and (iii) a declaration that Inland Concord not be required to satisfy a May 11, 2009 capital call made by Concord in the amount of $24.0 million the proceeds of which are to be used for “Permitted Investments” (as defined in the Joint Venture Agreement). We believe that the language of the Joint Venture Agreement speaks for itself with respect to Inland Concord’s claims and that Inland Concord’s action is without merit. Lex-Win Concord filed its answer with the Chancery Court of the State of Delaware in this action on July 21, 2009 denying the claims raised by Inland Concord and bringing counterclaims seeking declaration that (i) Inland Concord is required to fund the capital call, (ii) Concord can recoup the unmade capital call by setting it off against any distributions otherwise payable to Inland Concord, and (iii) Inland Concord’s failure to fund the capital call is a material breach of the Joint Venture Agreement and that Lex-Win Concord will seek to recover all losses incurred by it as a result of such breach.

On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), the former tenant in our Orlando, Florida facility, for breach of lease.  Elsevier’s lease for the facility expired on March 31, 2009, but Elsevier did not vacate the facility until June 12, 2009.  Prior to the expiration of the lease, Elsevier stated its intention to remain on the premises after the expiration of the lease.  Therefore, we demanded double rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease's expiration.  Elsevier failed to pay (1) regular rent for the month of March 2009 in the amount of approximately $0.4 million and (2) double rent for the month of May 2009 and for June 1 through June 12, 2009 in the amount of approximately $1.2 million, for a total amount of past rent due of approximately $1.6 million.  Elsevier also failed to pay the real estate tax allocation due for the time period of January 1, 2009 through June 12, 2009, in the amount of approximately $0.2 million.  Furthermore, Elsevier failed to perform certain deferred maintenance.  The due date for Elsevier to answer the complaint was extended to August 12, 2009.  We intend to pursue this claim vigorously, as we believe, after consultation with counsel, that we are entitled to recovery of the past due rent, real estate tax allocation and the costs of the deferred maintenance.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 2, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2009 under our common share/operating partnership unit repurchase authorization approved by our Board of Trustees.

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of Shares/ Units Purchased	Average Price Paid Per Share/ Units	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2009	-	$-	-	1,056,731
May 1 - 31, 2009	-	$-	-	1,056,731
June 1 – 30, 2009	-	$-	-	1,056,731

Second quarter 2009	-	$-	-	1,056,731

As a result of the quarterly common share dividend paid partially in common shares on July 30, 2009, which we refer to as the Quarterly Dividend, effective immediately prior to the opening of business on July 1, 2009, the exchange rate of our 5.45% Exchangeable Guaranteed Notes due 2027, which we refer to as the Notes, adjusted from an exchange rate of 47.7692 common shares per $1,000 principal amount of Notes, which was equivalent to an exchange price of $20.93 per common share, to 49.6681 common shares per $1,000 principal amount of Notes, which is equivalent to an exchange price of $20.13 per common share.  This may result in up to 199,759 additional common shares being issued upon exchange of the Notes.

As a result of the Quarterly Dividend, effective immediately prior to the opening of business on July 1, 2009, the conversion rate of our 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as Series C Preferred Shares, adjusted from a conversion rate of 2.2726 common shares per Series C Preferred Share, which was equivalent to a conversion price of $22.00 per common share, to 2.3589 common shares per Series C Preferred Share, which is equivalent to a conversion price of $21.20 per common share.  This may result in up to 180,771 additional common shares being issued upon conversion of the Series C Preferred Shares.

As a result of the Quarterly Dividend, effective on July 1, 2009, the redemption factor (or conversion ratio) for all limited partners of our controlled operating partnership subsidiaries was adjusted from 1.05 to 1.09, so that each unit of limited partner interest, which we refer to as an OP unit, may be redeemed by the holder thereof for 1.09 common shares.  This may result in up to 214,027 additional common shares being issued upon redemption of the OP units.

During the quarter ended June 30, 2009, we repurchased $54.1 million original principal amount of the Notes at a 17.6% discount.

During the quarter ended June 30, 2009, we issued 2,955,368 common shares in exchange for 503,100 Series C Preferred Shares.

ITEM 3.	Defaults Upon Senior Securities - not applicable.
ITEM 4.	Submission of Matters to a Vote of Security Holders.

At our Annual Meeting of Shareholders held on May 19, 2009, the following actions were taken:

The shareholders elected 10 individuals nominated to serve as our trustees until the 2010 Annual Meeting or their earlier resignation or removal, as set forth in Proposal No. 1 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The 10 individuals elected, and the number of votes cast for, or withheld with respect to each of them follows:

Nominee for Trustee	For	Withhold
E. Robert Roskind	85,944,040	4,262,744
Richard J. Rouse	86,013,672	4,193,112
T. Wilson Eglin	86,575,909	3,630,875
Clifford Broser	84,285,515	5,921,269
Geoffrey Dohrmann	87,451,065	2,755,719
Harold First	87,432,437	2,774,347
Richard Frary	87,448,900	2,757,884
Carl D. Glickman	83,273,777	6,933,007
James Grosfeld	81,980,917	8,225,867
Kevin W. Lynch	87,454,169	2,752,615

The shareholders ratified the appointment of KPMG LLP as our independent registered public accounting firm for our fiscal year ending December 31, 2009, as set forth in Proposal No. 2 in our Notice of Annual Meeting of Shareholders and Proxy Statement for the Annual Meeting. The number of votes cast for, against, or abstained, with respect to Proposal No. 2 follows:

For	Against	Abstain
88,129,202	1,974,015	103,567

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description

3.1	—

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

3.23	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.24	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)

Exhibit No.		Description
3.25	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.26	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.27	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K)(1)
3.28	—	Sixth Amendment to the Net 3 Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”))(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.5	—

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

4.12	—

Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2009) (1)

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

Exhibit No.		Description
10.9	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1,4)
10.10	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.11	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2008) (1,4)
10.12	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the 01/02/09 8-K) (1,4)
10.13	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K) (1,4)
10.14	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.15	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.16	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.17	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.18	—	Form of Amendment No. 1 to Employment Agreements with E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 01/02/09 8-K) (1, 4)
10.19	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.20	—

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

10.31	—	Amendment No. 1 to Amended and Restated Ownership Limit Waiver Agreement, dated as of April 21, 2009, between the Company and Vornado Realty L.P. (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
10.32	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)

Exhibit No.		Description
10.33	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.34	—

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

Lexington Realty Trust

Date: August 7, 2009	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief Operating Officer

Date: August 7, 2009	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer

CERTIFICATION	Exhibit 31.1

I, T. Wilson Eglin, certify that:

1.	I have reviewed this report on Form 10-Q of Lexington Realty Trust;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15(d)–15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 7, 2009

/s/ T. Wilson Eglin

T. Wilson Eglin

Chief Executive Officer

CERTIFICATION	Exhibit 31.2
 I, Patrick Carroll, certify that:

1.	I have reviewed this report on Form 10-Q of Lexington Realty Trust;
2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15(d)–15(f)) for the registrant and have:

a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 7, 2009

/s/ Patrick Carroll

Patrick Carroll

Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lexington Realty Trust on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof, I, T. Wilson Eglin, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the issuer.

/s/ T. Wilson Eglin

T. Wilson Eglin

Chief Executive Officer

August 7, 2009

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Lexington Realty Trust on Form 10-Q for the period ended June 30, 2009 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Carroll, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that:

        (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

        (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the issuer.

/s/ Patrick Carroll

Patrick Carroll

Chief Financial Officer

August 7, 2009