Form 10-Q
period 2009-09-30
LEXINGTON REALTY TRUST
filed 2009-11-06
CIK 910108

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒   Accelerated filer ☐   Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 121,822,924 common shares, par value $0.0001 per share on November 5, 2009.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2009 and December 31, 2008
(Unaudited and in thousands, except share and per share data)

	September 30,	December 31,
	2009	2008
Assets:
Real estate, at cost	$3,651,751	$3,756,188
Less: accumulated depreciation and amortization	530,522	461,661
	3,121,229	3,294,527
Properties held for sale – discontinued operations	697	8,150
Intangible assets, net	282,721	343,192
Cash and cash equivalents	56,465	67,798
Restricted cash	23,657	31,369
Investment in and advances to non-consolidated entities	61,772	179,133
Deferred expenses, net	39,728	35,741
Notes receivable, net	61,364	68,812
Rent receivable – current	11,011	19,829
Rent receivable – deferred	12,784	16,499
Other assets	30,413	40,675
Total assets	$3,701,841	$4,105,725

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,912,743	$2,033,854
Exchangeable notes payable	102,590	204,074
Trust preferred securities	129,120	129,120
Contract rights payable	14,900	14,776
Dividends payable	8,328	24,681
Liabilities – discontinued operations	55	6,142
Accounts payable and other liabilities	43,643	33,814
Accrued interest payable	8,480	16,345
Deferred revenue - below market leases, net	108,861	121,722
Prepaid rent	14,784	20,126
	2,343,504	2,604,654
Commitments and contingencies (notes 7, 8, 9, 10, 11, 12, 13, 14 and 15)

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $104,760 and $129,915, respectively; 2,095,200 and 2,598,300 shares issued and outstanding in 2009 and 2008, respectively	101,778	126,217
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 116,703,832 and 100,300,238 shares issued and outstanding
in 2009 and 2008, respectively	12	10
Additional paid-in-capital	1,723,798	1,638,540
Accumulated distributions in excess of net income	(787,587)	(569,131)
Accumulated other comprehensive income (loss)	160	(15,650)
Total shareholders’ equity	1,264,250	1,406,075
Noncontrolling interests	94,087	94,996
Total equity	1,358,337	1,501,071
Total liabilities and equity	$3,701,841	$4,105,725

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands, except share and per share data)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Gross revenues:
Rental	$86,394	$90,226	$261,645	$296,971
Advisory and incentive fees	388	396	1,434	1,072
Tenant reimbursements	10,512	10,105	30,866	29,269
Total gross revenues	97,294	100,727	293,945	327,312

Expense applicable to revenues:
Depreciation and amortization	(45,401)	(49,346)	(136,985)	(186,221)
Property operating	(22,470)	(20,379)	(65,132)	(56,771)
General and administrative	(5,057)	(7,105)	(17,904)	(25,453)
Non-operating income	1,339	1,781	6,955	22,577
Interest and amortization expense	(33,017)	(36,326)	(100,655)	(118,233)
Debt satisfaction gains, net	3,152	2,590	16,868	35,364
Change in value of forward equity commitment	7,031	--	2,596	--
Impairment charges and loan losses	(23,668)	--	(24,753)	--
Gains on sale-affiliates	--	--	--	31,806

Income (loss) before provision for income taxes, equity in losses of non-consolidated entities and discontinued operations	(20,797)	(8,058)	(25,065)	30,381
Provision for income taxes	(663)	(651)	(1,665)	(2,582)
Equity in losses of non-consolidated entities	(525)	(1,525)	(130,813)	(23,171)
Income (loss) from continuing operations	(21,985)	(10,234)	(157,543)	4,628

Discontinued operations:
Income (loss) from discontinued operations	(97)	(205)	(24)	488
Provision for income taxes	(2)	(191)	(54)	(384)
Debt satisfaction gains (charges), net	6,006	(120)	4,607	(433)
Gains on sales of properties	--	7,374	6,280	11,986
Impairment charges	(6,053)	(1,063)	(15,610)	(3,757)
Total discontinued operations	(146)	5,795	(4,801)	7,900
Net income (loss)	(22,131)	(4,439)	(162,344)	12,528
Less net (income) loss attributable to noncontrolling interests	2	436	(1,841)	4,016
Net income (loss) attributable to Lexington Realty Trust	(22,129)	(4,003)	(164,185)	16,544
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(4,770)	(4,770)
Dividends attributable to preferred shares – Series C	(1,702)	(2,110)	(5,516)	(6,740)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)	(8,777)	(8,777)
Redemption discount – Series C	--	--	--	5,678
Conversion dividend – Series C	--	--	(6,994)	--
Net income (loss) attributable to common shareholders	$(28,347)	$(10,629)	$(190,242)	$1,935

Income (loss) per common share–basic:
Loss from continuing operations	$(0.25)	$(0.22)	$(1.76)	$(0.04)
Income (loss) from discontinued operations	--	0.05	(0.05)	0.07

Net income (loss) attributable to common shareholders	$(0.25)	$(0.17)	$(1.81)	$0.03

Weighted average common shares outstanding–basic	112,217,415	64,433,457	105,490,039	61,485,277

Income (loss) per common share–diluted:
Loss from continuing operations	$(0.25)	$(0.22)	$(1.76)	$(0.04)
Income (loss) from discontinued operations	--	0.05	(0.05)	0.07

Net income (loss) attributable to common shareholders	$(0.25)	$(0.17)	$(1.81)	$0.03

Weighted average common shares outstanding–diluted	112,217,415	64,433,457	105,490,039	61,485,277

Amounts attributable to common shareholders:
Loss from continuing operations	$(28,201)	$(13,969)	$(185,083)	$(2,111)
Income (loss) from discontinued operations	(146)	3,340	(5,159)	4,046
Net income (loss) attributable to common shareholders	$(28,347)	$(10,629)	$(190,242)	$1,935

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and nine months ended September 30, 2009 and 2008

(Unaudited and in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Net income (loss)	$(22,131)	$(4,439)	$(162,344)	$12,528
Other comprehensive income (loss):
Change in unrealized gain (loss) in marketable equity securities, net	--	--	--	38
Change in unrealized gain (loss) on foreign currency translation	55	(299)	(9)	3
Change in unrealized gain (loss) on interest rate swap,
net	(208)	(750)	1,292	1,735
Change in unrealized loss from non-consolidated entities,
net	--	(819)	26,174	3,466
Other comprehensive income (loss)	(153)	(1,868)	27,457	5,242
Comprehensive income (loss)	(22,284)	(6,307)	(134,887)	17,770
Comprehensive (income) loss attributable to noncontrolling interests	2	1,179	(1,841)	1,854
Comprehensive income (loss) attributable to Lexington Realty Trust	$(22,282)	$(5,128)	$(136,728)	$19,624

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Nine months ended September 30, 2009 and 2008
(Unaudited and in thousands, except share amounts)

Nine Months ended September 30, 2009		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2008	$1,501,071	$352,306	$10	$1,638,540	$(569,131)	$(15,650)	$94,996

Effect of adoption of new accounting pronouncement by non-consolidated entity	--	--	--	--	11,647	(11,647)	--

Contributions from noncontrolling interests	1,554	--	--	--	--	--	1,554

Redemption of noncontrolling OP units for common shares	--	--	--	1,227	--	--	(1,227)

Issuance of common shares, net	18,637	--	1	18,636	--	--	--

Dividends/distributions	(28,038)	--	1	33,962	(58,924)	--	(3,077)

Conversion – Series C	--	(24,439)	--	31,433	(6,994)	--	--

Comprehensive income (loss):

Net income (loss)	(162,344)	--	--	--	(164,185)	--	1,841

Other comprehensive income (loss):

Change in unrealized loss on foreign currency translation	(9)	--	--	--	--	(9)	--

Change in unrealized gain on interest rate swap, net	1,292	--	--	--	--	1,292	--
				--
Change in unrealized loss from non-consolidated entities, net	26,174	--	--	--	--	26,174	--

Other comprehensive income (loss)	27,457

Comprehensive income (loss)	(134,887)

Balance September 30, 2009	$1,358,337	$327,867	$12	$1,723,798	$(787,587)	$160	$94,087

Nine Months ended September 30, 2008		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2007	$1,739,565	$376,678	$6	$1,056,464	$(469,769)	$(2,778)	$778,964

Repurchase of exchangeable note equity component	(2,218)	--	--	(2,218)	--	--	--

Redemption of noncontrolling OP units for common shares	--	--	--	3,725	--	--	(3,725)

Repurchase of noncontrolling OP units for cash	(475)	--	--	156	--	--	(631)

Purchase of noncontrolling interest	(5,311)	--	--	--	--	--	(5,311)

Transfer of noncontrolling interest	(3,086)	--	--	--	--	--	(3,086)

Redemption discount – Series C	5,678	--	--	--	5,678	--	--

Issuance of common shares, net	76,251	--	--	76,233	18	--	--

Repurchase of common shares	(16,270)	--	--	(16,270)	--	--	--

Repurchase of preferred shares	(24,372)	(24,372)	--	--	--	--	--

Dividends/distributions	(228,323)	--	--	--	(83,138)	--	(145,185)

Comprehensive income (loss):

Net income (loss)	12,528	--	--	--	16,544	--	(4,016)

Other comprehensive income (loss):

Change in unrealized gain (loss) on marketable equity securities, net	38	--	--	--	--	107	(69)

Change in unrealized gain on foreign currency translation	3	--	--	--	--	3	--

Change in unrealized gain on interest rate swap, net	1,735	--	--	--	--	900	835

Change in unrealized loss from non-consolidated entities, net	3,466	--	--	--	--	2,070	1,396

Other comprehensive income (loss)	5,242

Comprehensive income (loss)	17,770

Balance September 30, 2008	$1,559,209	$352,306	$6	$1,118,090	$(530,667)	$302	$619,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2009 and 2008
(Unaudited and in thousands)

	2009	2008

Net cash provided by operating activities:	$123,600	$187,412

Cash flows from investing activities:
Investment in real estate, including intangibles	(24,822)	(83,345)
Net proceeds from sale of properties - affiliates	--	95,576
Net proceeds from sale/transfer of properties	90,842	189,476
Purchase of noncontrolling interest	--	(5,311)
Proceeds from the sale of marketable equity and debt securities	9,451	2,506
Real estate deposits	--	223
Principal payments received on notes and loans receivable	12,131	1,480
Issuance of loans receivable	--	(1,000)
Distributions from non-consolidated entities in excess of accumulated earnings	5,859	25,090
Investment in and advances to/from non-consolidated entities	4,765	(12,953)
Increase in deferred leasing costs	(7,368)	(10,142)
Change in escrow deposits and restricted cash	7,071	(849)
Net cash provided by investing activities	97,929	200,751

Cash flows from financing activities:
Dividends to common and preferred shareholders	(41,314)	(213,010)
Repurchase of exchangeable notes	(84,219)	(117,758)
Repurchase of trust preferred securities	--	(44,561)
Mortgage payoffs	(86,876)	(205,215)
Principal amortization payments on mortgages and notes payable	(33,201)	(56,298)
Principal amortization payments on contract rights payable	(229)	--
Term loans and lines of credit extinguishments	(199,280)	--
Proceeds from term loans and lines of credit, net	195,000	70,000
Increase in deferred financing costs	(5,264)	(2,851)
Proceeds of mortgages and notes payable	11,540	--
Swap termination costs	(366)	(205)
Contributions from noncontrolling interests	1,554	--
Cash distributions to noncontrolling interests	(3,077)	(145,185)
Payments on forward equity commitment, net	(2,231)	--
Issuance of common shares, net	15,101	47,120
Repurchase of common and preferred shares	--	(23,792)
Partnership units repurchased	--	(475)
Net cash used in financing activities	(232,862)	(692,230)

Change in cash and cash equivalents	(11,333)	(304,067)
Cash and cash equivalents, at beginning of period	67,798	412,106
Cash and cash equivalents, at end of period	$56,465	$108,039

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately net leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net lease area. As of September 30, 2009, the Company owned or had interests in approximately 215 consolidated properties in 41 states and the Netherlands. The real properties owned by the Company are generally subject to net leases. Net leases are generally characterized as leases in which the tenant pays all or substantially all of the cost and cost increases for real estate taxes, capital expenditures, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or through Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. On December 31, 2008, The Lexington Master Limited Partnership (“MLP”), a former operating partnership, merged with and into the Company and the MLP ceased to exist. As of September 30, 2009, the Company controlled three operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”), (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”), and (3) Net 3 Acquisition L.P. (“Net 3”).

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods.  For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission ("SEC") on March 2, 2009 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the “Annual Report”) and as amended in the Company's Current Report on Form 8-K filed on September 1, 2009.

(2)	Summary of Significant Accounting Policies

The Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("Codification") was released on July 1, 2009. The Codification became the exclusive authoritative reference for non-governmental U.S. generally accepted accounting principles ("GAAP") for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The FASB divided non-governmental GAAP into the authoritative Codification and guidance that is nonauthoritative. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. All references to accounting guidance in this interim report have been modified to conform to the Codification.

Basis of Presentation and Consolidation.  The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, LRA and Six Penn Center L.P. The MLP and Lexington Contributions, Inc. (“LCI”), formerly a majority-owned TRS that was merged with and into the Company as of March 25, 2008, are included in the condensed consolidated financial statements through their applicable merger dates. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIE's in which the Company is not the primary beneficiary are accounted for by the equity method.

Use of Estimates.  Management has made a number of significant estimates and judgments relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with GAAP. These estimates and judgments may require the use of significant assumptions about future events. Management evaluates its estimates and judgments on an ongoing basis considering historical experience and other factors, including the current economic environment and future expectations. The current economic environment has increased the degree of uncertainty inherent in these estimates and judgments. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates and judgments made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of whether certain entities should be consolidated, classification of noncontrolling interests, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation of financial instruments, and the useful lives of long-lived assets. Given the significant use of assumptions, actual results could differ materially from these estimates and judgments.

Fair Value Measurements. The Company follows the guidance in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820") to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as consider counterparty credit risk in the Company’s assessment of fair value.

Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further Company obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible assets held for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future cash flows to be derived from the asset. However, estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Impairment of Equity Method Investments. On a quarterly basis, the Company assesses whether there are indicators that the value of its equity method investments may be impaired. An impairment charge is recognized only if the Company determines that a decline in the value of the investment below its carrying value is other than temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Company’s intent and ability to recover its investment given the nature and operations of the underlying investment, including the level of the Company’s involvement therein, among other factors. To the extent an impairment is deemed to be other than temporary, the loss shall be measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Impairment of Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable current market price to the net carrying value of the loan, which may result in an allowance and corresponding charge to loan loss reserves.

Common Shareholder Dividends. For its quarterly common share dividends declared during 2009, the Company relies upon Internal Revenue Service Revenue Procedure 2008-68 (“IRS Rev. Proc. 2008-68”). IRS Rev. Proc. 2008-68 allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash. The Company does not retrospectively adjust earnings (loss) per share for the stock dividend portion of the dividend, if any, as the stock dividend is not pro rata as common shareholders may elect to receive the dividend all in cash, not to exceed, at a minimum, 10% in the aggregate, or all in common shares.

Derivative Financial Instruments.  The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging ("Topic 815").  In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset, if fair value is positive, or as a liability, if fair value is negative.  The interest rate swap is designated as a cash flow hedge whereby the effective portion of the swap's change in fair value is reported as a component of other comprehensive income (loss); the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2009, the Company was not aware of any environmental matter relating to any of its assets that would have a material impact on the financial statements.

Reclassifications.  Certain amounts included in the 2008 financial statements have been reclassified to conform to the 2009 presentation.

Newly Adopted Accounting Guidance That Required Retrospective Application.

In December 2007, the FASB issued new guidance under FASB ASC Topic 810, Consolidation, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance was effective for periods beginning on or after December 15, 2008 and was applied prospectively, effective January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result of this new guidance, the Company performed a complete evaluation of its noncontrolling interests previously classified in the “mezzanine” section of the balance sheet to determine if the noncontrolling interests should be treated as permanent equity. This new guidance does not specifically address the accounting for redeemable noncontrolling interests that are required to be presented outside of permanent equity pursuant to SEC Staff Accounting Bulletin Topic 3C, Redeemable Preferred Stock and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks. The Company determined that the noncontrolling interests should be classified as a separate component of permanent equity.

In May 2008, the FASB issued new guidance which is applicable to issuers of convertible debt that may be settled wholly or partly in cash. The adoption of the new guidance affected the accounting for the Company’s 5.45% Exchangeable Guaranteed Notes issued in 2007. The new guidance requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an additional paid-in-capital component representing the conversion feature. The resulting discount is amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The new guidance was effective for fiscal years beginning after December 31, 2008, was adopted by the Company on January 1, 2009 and required retrospective application.

In June 2008, the FASB issued new guidance which requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. This new accounting guidance was adopted by the Company on January 1, 2009. The Company has determined that its unvested share-based payment awards are participating securities and has applied the two-class method to the calculation of earnings per share for all periods presented. Under the two-class method unvested share-based payment awards are not allocated losses as they are not obligated to absorb losses.

The following table discloses the effect of the retrospective application of these accounting pronouncements on the Company’s condensed consolidated financial statements:

	As Originally Reported (1)	As Adjusted for Retrospective Application of Accounting Pronouncement (2)	Effect of Change

Condensed Consolidated Statement of Operations Data for the nine months ended September 30, 2008:

Interest and amortization expense	$120,519	$123,292	$2,773
Debt satisfaction gains, net	$39,020	$35,364	$(3,656)
Net loss attributable to noncontrolling interests	$863	$4,016	$3,153
Net income to shareholders	$19,820	$16,544	$(3,276)
Income (loss) per common share - basic	$0.08	$0.03	$(0.05)
Income (loss) per common share - diluted (3)	$(0.07)	$0.03	$0.10
Weighted average common shares outstanding – diluted (3)	101,789,804	61,485,277	(40,304,527)
_____________

(1)	Statement of operations as reported in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, adjusted for the presentation requirements of FASB ASC 810-10-65-1.
(2)	Amounts have not been adjusted for the reclassification of discontinued operations.
(3)	Income from continuing operations attributable to common shareholders is a loss after retrospective application of these pronouncements.

Newly Adopted Accounting Guidance.

The FASB issued new guidance relating to the recognition and presentation of other-than-temporary impairments related to securities that was effective for periods ending after June 15, 2009. The guidance on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and more timely disclosure sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company's investment in Lex-Win Concord LLC was affected by this guidance and the Company reclassified $11,647 of prior losses from accumulated distributions in excess of net income to accumulated other comprehensive income (loss) for the nine months ended September 30, 2009.

The FASB issued new guidance on interim disclosures about fair value of financial instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this guidance, fair values for these assets and liabilities were only disclosed in the Company's Annual Report. The new guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value, and was effective for periods ending after June 15, 2009.

In May 2009, the FASB issued new guidance that establishes principles and requirements for subsequent events. This guidance was effective for periods ending after June 15, 2009 and applies to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. The adoption of the new guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

Recently Issued Accounting Guidance.

In June 2009, the FASB issued guidance related to the consolidation of variable interest entities. The guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance is effective for periods beginning after November 15, 2009. Management is currently evaluating the impact, if any, that the guidance will have on the Company's financial position, results of operations and cash flows.

In August 2009, the FASB amended guidance on fair value measurements which clarifies how entities should estimate the fair value of liabilities. The guidance was issued to improve the consistency of how entities apply the fair value guidance to liabilities and provides acceptable measurement techniques in circumstances when quoted market prices in an active market for an identical liability are not available. The new guidance is effective for annual and interim periods beginning after August 27, 2009. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

(3)	Earnings per Share

The Company’s unvested shared-based payment awards are considered participating securities and as such the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The unvested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2009 and 2008:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
BASIC

Loss from continuing operations attributable to common shareholders	$(28,201)	$(13,969)	$(185,083)	$(2,111)
Less: Unvested common share dividends	(127)	(134)	(385)	(421)
Loss attributable to common shareholders from continuing operations for earnings per share	(28,328)	(14,103)	(185,468)	(2,532)
Income (loss) from discontinued operations attributable to common shareholders	(146)	3,340	(5,159)	4,046
Net income (loss) attributable to common shareholders for
earnings per share – basic	$(28,474)	$(10,763)	$(190,627)	$1,514

Weighted average number of common shares outstanding
–basic	112,217,415	64,433,457	105,490,039	61,485,277

Income (loss) per common share – basic:
Loss from continuing operations	$(0.25)	$(0.22)	$(1.76)	$(0.04)
Income (loss) from discontinued operations	--	0.05	(0.05)	0.07
Net income (loss) attributable to common shareholders	$(0.25)	$(0.17)	$(1.81)	$0.03

DILUTED
Loss attributable to common shareholders from
continuing operations for earnings per share – basic	$(28,328)	$(14,103)	$(185,468)	$(2,532)
Incremental loss attributed to assumed conversion of dilutive securities	--	--	--	--
Loss attributable to common shareholders from continuing operations for earnings per share	(28,328)	(14,103)	(185,468)	(2,532)
Income (loss) from discontinued operations attributable to common shareholders	(146)	3,340	(5,159)	4,046
Net income (loss) attributable to common shareholders for earnings per share – diluted	$(28,474)	$(10,763)	$(190,627)	$1,514

Weighted average number of common shares used in calculation of basic earnings per share
	112,217,415	64,433,457	105,490,039	61,485,277
Add incremental shares representing:
Shares issuable upon conversion of dilutive securities	--	--	--	--
Weighted average number of common shares outstanding - diluted	112,217,415	64,433,457	105,490,039	61,485,277

Income (loss) per common share - diluted:
Loss from continuing operations	$(0.25)	$(0.22)	$(1.76)	$(0.04)
Income (loss) from discontinued operations	--	0.05	(0.05)	0.07
Net income (loss) attributable to common shareholders	$(0.25)	$(0.17)	$(1.81)	$0.03

During the second quarter of 2009, 503,100 Series C Cumulative Convertible Preferred Shares ("Series C Preferred") were converted into 2,955,368 common shares. The difference between the fair value of the securities transferred in excess of the fair value of the securities issuable pursuant to the original conversion terms of $6,994 constitutes a deemed dividend, even though the conversion is for equivalent fair values, and is dilutive to the common shareholders and, accordingly, it has been deducted from net income (loss) to arrive at net income (loss) attributable to common shareholders for the nine months ended September 30, 2009. During the second quarter of 2008, the Company redeemed 501,700 Series C Preferred shares at a $5,678 discount to their historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to the common shareholders and, accordingly has been added to net income to arrive at net income attributable to common shareholders for the nine months ended September 30, 2008.

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

During the nine months ended September 30, 2009, the Company acquired the remainder interests in 27.6 acres of land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property. During the nine months ended September 30, 2008, the Company acquired two properties for an aggregate capitalized cost of $56,131, of which $6,991 was allocated to intangible assets.

(5)	Sales of Real Estate and Discontinued Operations

During the nine months ended September 30, 2009, the Company sold eight properties to unrelated third parties for an aggregate gross sales price of $87,565, which resulted in an aggregate gain of $6,280. During the nine months ended September 30, 2008, the Company sold 23 properties to unrelated third parties for an aggregate gross sales price of $192,835, which resulted in an aggregate gain of $11,986. As of September 30, 2009, the Company had two properties classified as held for sale.

The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
Rental revenues	$24	$4,189	$3,397	$16,439
Pre-tax income (loss), including gains on sale	$(144)	$5,986	$(4,747)	$8,284

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

(6)	Impairments and Loan Losses

The Company assesses on a regular basis whether there are any indicators that the value of Company assets has become impaired. If an asset is determined to be impaired, the Company reduces the assets carrying value to its estimated fair value. The Company estimates the fair value of these assets by using several techniques such as income and market valuation which primarily rely on unobservable inputs such as estimated capitalization rates which are within Level 3 of the fair value hierarchy.

During the three and nine months ended September 30, 2009, the Company recognized $29,721 and $40,363, respectively, of impairment charges, including amounts in discontinued operations, relating to real estate assets and certain loan assets.

•

During the first quarter of 2009, a real estate asset (Richmond, Virginia property previously leased to Circuit City Stores, Inc.) with a carrying value of $18,091 was written down to its fair value of $9,700, resulting in an impairment charge of $8,391. The asset was conveyed to the mortgage lender through a foreclosure during the three months ended September 30, 2009 in satisfaction of the $15,458 outstanding mortgage loan.

•

A real estate asset (Houston, Texas previously leased to Vastar Resources, Inc.) with a carrying value of $35,427 was written down to its fair value of $12,250, resulting in an impairment charge of $23,177 during the three months ended September 30, 2009. The tenant occupying the property did not renew their lease which expired in September 2009 and it is anticipated that the property will be conveyed to the mortgage lender to satisfy the $18,229 outstanding mortgage loan during the fourth quarter of 2009.

•

The Company recognized impairments of $6,053 and $7,219 during the three and nine months ended September 30, 2009, respectively, and $1,063 and $3,757 during the three and nine months ended September 30, 2008, respectively, on real estate assets that were sold or are anticipated to be sold below their carrying value.

•

During the first quarter of 2009, the Company agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $4,950. The Company wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3,865, which approximated fair value and recognized a loan loss reserve of $1,085 during the three months ended March 31, 2009. The Company received the discounted payoffs during the second quarter of 2009. In addition, the Company sold investments in debt securities for $9,451 during the three months ended September 30, 2009 and realized a loss of $491.

The Company determined that two of its investments in non-consolidated entities have incurred other-than-temporary impairments and recognized $74,693 of impairment charges in losses from non-consolidated entities relating to these assets for the nine months ending September 30, 2009. The Company recorded other-than-temporary impairments of $68,213 on its investment in Lex-Win Concord LLC during the six months ended June 30, 2009, reducing the carrying value of the Company’s investment to zero. In addition, the Company recorded an impairment charge of $6,480 on its investment in an unconsolidated hotel real estate joint venture acquired in the merger with Newkirk Realty Trust ("Newkirk") during the third quarter of 2009 due to the expiration of the net-lease on the hotel asset.

(7)	Investment in Non-Consolidated Entities

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord LLC (“Lex-Win Concord”)

On December 31, 2006 in connection with the merger with Newkirk, the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. Newkirk contributed $91,711 to the co-investment program and the Company has contributed $70,789 since the merger. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of the parent of Winthrop.

During the third quarter of 2008, the Company and Winthrop formed Lex-Win Concord, and the Company and Winthrop each contributed to Lex-Win Concord all of their right, title, interest and obligations in Concord and WRP Management LLC, the entity that provides collateral management and asset management services to Concord and its existing CDO. Immediately following the contribution, Inland American (Concord) Sub LLC (“Inland Concord”), a subsidiary of Inland American Real Estate Trust Inc. ("Inland"), entered into an agreement to contribute up to $100,000 in redeemable preferred membership interest over an 18 month period to Concord, of which $76,000 has been contributed as of September 30, 2009. In May 2009, Concord initiated a capital call to Inland Concord for the remaining $24,000 of Inland Concord's capital commitment. This amount has not been funded to date and Inland Concord has commenced legal proceedings – see note 14.

Under the terms of the Second Amended and Restated Limited Liability Agreement of Concord, additional contributions by Inland Concord are to be used primarily for the origination and acquisition of additional debt instruments including whole loans, B notes and mezzanine loans. In addition, provided that certain terms and conditions are satisfied, including payment to Inland Concord of a 10% priority return, both the Company and Winthrop may elect to reduce their aggregate capital investment in Concord to $200,000 (or after a specified period, 200% of Inland Concord’s unreturned contributions) through distributions of principal payments from the retirement of existing loans and bonds in Concord's current portfolio. As of September 30, 2009, the Company and Winthrop have each invested $162,500 in Lex-Win Concord. All profits, losses and cash flows are distributed in accordance with the membership agreement.

The following is summary balance sheet data as of September 30, 2009 and December 31, 2008 and income statement data for the three and nine months ended September 30, 2009 and 2008 for Lex-Win Concord:

	As of 9/30/09	As of 12/31/08
Loan and bond investments, net of impairments and reserves	$701,570	$981,635
Cash, including restricted cash	5,421	15,134
Warehouse debt and credit facilities obligations	222,608	320,604
Collateralized debt obligations	347,525	347,525
Noncontrolling preferred interest	3,229	76,441
Members’ capital	114,390	219,322

	Three Months ended September 30,		Nine Months ended September 30,

	2009	2008	2009	2008
Interest and other income	$8,611	$18,187	$31,386	$55,396
Gain on debt extinguishment	--	5,201	--	12,699
Interest expense, including non-qualifying cash flow hedge	(4,409)	(8,486)	(13,267)	(27,093)
Impairment losses, loan losses and
reserves	(38,261)	(7,205)	(171,441)	(65,221)
Contingent collateral support expense	--	--	(9,600)	--
Other expenses	(1,648)	(1,568)	(4,140)	(3,359)
Net income (loss)	(35,707)	6,129	(167,062)	(27,578)
Net (income) loss attributable to noncontrolling interests	27,058	(321)	23,283	(327)
Net income (loss) attributable to members	$(8,649)	$5,808	$(143,779)	$(27,905)

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

During the nine months ended September 30, 2009, Concord recorded $171,441 in impairment losses, loan losses, and loan loss reserves on its loan and bond portfolio. As a result of these impairments, and other factors, Concord is currently in default of its covenants on its warehouse and line of credit facilities. Concord's management is attempting to obtain waivers from these lenders, however there can be no assurances that these waivers will be received. Also during the nine months ended September 30, 2009, Concord recorded a reserve of $9,600 for the potential obligations of one of its subsidiaries under a credit support arrangement with Deutsche Bank AG.

During the second quarter of 2009, Concord implemented new accounting guidance which requires the difference between the amortized cost basis and fair value on debt securities that Concord intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis be recognized in Concord's consolidated statements of operations. For available for sale and held to maturity debt securities that Concord has no intent to sell and believes that it is more-likely-than-not will not be required to be sold prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income. The credit loss component recognized in earnings is identified as the amount of cash flows not expected to be received over the remaining term of the security as projected using Concord's cash flow projections using its base assumptions. Due to the implementation of this guidance, Concord reclassified $23,294 of prior impairments from retained earnings to accumulated other comprehensive income (loss) for the nine months ended September 30, 2009.

The Company’s management performs a comprehensive analysis of its investment in Lex-Win Concord on a quarterly basis to determine if the investment is other-than-temporarily impaired. During the first quarter of 2009, the Company recorded an other-than-temporary impairment of $29,093 on its investment in Lex-Win Concord as it determined that the fair value of its investment was below its carrying value and the decline was determined to be other than temporary. Primarily due to (1) the continued deterioration in the value of Concord’s loan and bond portfolio, (2) a margin call received by Concord in the first quarter of 2009 and potential additional margin calls, (3) Inland’s failure to fund the requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord’s debt covenant violations, and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, the Company’s management determined that its investment in Lex-Win Concord should be valued at zero as of June 30, 2009. As a result, the Company recorded an additional $39,120 other-than-temporary impairment charge during the second quarter of 2009. These additional impairment charges are recognized as a component of equity in losses of non-consolidated entities. Concord incurred additional losses during the third quarter of 2009, of which the Company's share is $4,324. The Company has not recorded these losses and has suspended them as the Company does not have any future obligation or the intent to fund the future operations of Concord.

In order to satisfy debt repayments of Concord to one of its lenders, a capital contribution was made to Concord by Lex-Win Concord, and short-term secured loans were made directly to a Concord subsidiary by the Company and Winthrop during the third quarter of 2009. The contribution was returned and loans were repaid in full within 30 days of initial funding.  The contribution to Concord by Lex-Win Concord represented additional equity at risk for Lex-Win Concord at the time of the contribution, which triggered a reconsideration event during the quarter ended September 30, 2009 at both the Concord and the Lex-Win Concord levels.  Due to the continued decline in value of Concord’s assets and resulting insufficient equity within Concord to finance its activities, Lex-Win Concord’s management determined that Concord, and by extension, Lex-Win Concord, are VIEs. The Company’s management performed an analysis and concurred with the assessment, however, the Company determined that it is not the primary beneficiary of these VIEs. The operations of the co-investment program are not controlled by the Company, and other than a non-recourse carve-out guaranty (for "bad boy" acts), the Company has not guaranteed any obligations of Concord. In addition, the Company has no obligation to fund the operations of Concord, and it does not plan to fund future operations of Concord. As a result, the Company will continue to account for the investment under the equity method.

Net Lease Strategic Assets Fund L.P. (“NLS”)

NLS is a co-investment program with Inland American (Net Lease) Sub LLC (“Inland NLS”), a subsidiary of Inland. NLS was established to acquire single-tenant net lease specialty real estate in the United States. Since the formation of NLS in 2007, the Company has contributed fee and leasehold interests in 19 properties and $15,258 in cash to NLS and Inland NLS has contributed $217,340 in cash to NLS. In addition, the Company sold for cash, leasehold interests in 24 properties, plus a 40% tenant-in-common interest in a property, to NLS. The properties were subject to approximately $339,500 in mortgage debt, which was assumed by NLS. During the nine months ended September 30, 2008, the Company recorded aggregate gains of $31,806 due to the sale of seven properties to NLS, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity. Inland NLS and the Company own 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s preferred equity.

Inland NLS and the Company are currently entitled to a return on/of their respective investments as follows: (1) Inland NLS, 9% on its common equity ($220,590 in common equity), (2) the Company, 6.5% on its preferred equity ($162,487 in preferred equity), (3) the Company, 9% on its common equity ($38,928 in common equity), (4) return of the Company preferred equity ($162,487 in preferred equity), (5) return of Inland NLS common equity ($220,590 in common equity) (6) return of the Company common equity ($38,928 in common equity) and (7) any remaining cash flow is allocated 65% to Inland NLS and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland NLS and 15% to the Company.

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

The following is summary historical cost basis selected balance sheet data as of September 30, 2009 and December 31, 2008 and income statement data for the three and nine months ended September 30, 2009 and 2008 for NLS:

	As of 9/30/09	As of 12/31/08
Real estate, including intangibles, net	$689,662	$719,409
Cash, including restricted cash	9,095	9,370
Mortgages payable	313,469	320,898
Noncontrolling interest	173,523	170,772
Partners’ capital	210,009	233,281

	Three Months ended September 30,		Nine Months ended September 30,

	2009	2008	2009	2008
Total gross revenues	$13,955	$13,841	$44,700	$35,364
Depreciation and amortization	(9,792)	(9,719)	(29,362)	(22,747)
Interest expense	(4,949)	(5,000)	(14,779)	(12,598)
Other expenses, net	(895)	(695)	(2,547)	(1,852)
Net loss	$(1,681)	$(1,573)	$(1,988)	$(1,833)

During the nine months ended September 30, 2009 and 2008, the Company recognized $7,601 and ($11,861), respectively, of equity in income (losses) relating to NLS based upon the hypothetical liquidation method. The difference between the assets contributed to NLS and the fair value of the Company’s initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During the nine months ended September 30, 2009 and 2008, the Company recorded earnings of $2,727 and $2,304, respectively, related to this difference, which is included in equity in losses of non-consolidated entities on the accompanying Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2008, the Company incurred transaction costs relating to the formation of NLS of $1,138, which are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.

(8)	Mortgages and Notes Payable

On February 13, 2009, the Company refinanced its (1) $200,000 unsecured revolving credit facility, which had $25,000 outstanding and was scheduled to expire in June 2009, and (2) $225,000 secured term loan, which had $174,280 outstanding and was scheduled to mature in 2009, with a secured credit facility consisting of a $165,000 term loan and a $85,000 revolving loan with KeyBank N.A. (“KeyBank”), as agent. The secured facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option. With the consent of the lenders, the Company can increase the size of (1) the term loan by $135,000 and (2) the revolving loan by $115,000 (or $250,000 in the aggregate, for a total facility size of $500,000, assuming no prepayments of the term loan are made) by adding properties to the borrowing base. During the second quarter of 2009, the Company increased the availability under the revolving loan by $40,000, by admitting an additional lender to the bank group, thus increasing the total facility to $290,000. The secured credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 76 properties. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of September 30, 2009, the available additional borrowing under the facility was $69,450. As of September 30, 2009, $165,000 was outstanding under the secured term loan and $30,000 was outstanding under the revolving loan. In connection with the refinancing and the subsequent increase in the availability under the facility, the Company incurred $4,977 in financing costs and recognized $247 in debt satisfaction charges. The secured facility is subject to financial and other covenants, which the Company was in compliance with at September 30, 2009.

During the three months ended March 31, 2008, the Company obtained $25,000 and $45,000 secured term loans from KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a self-amortizing portion and matures in September 2014. The Company recognized a non-cash charge of $611 relating to the write-off of certain deferred financing charges. These secured term loans contain customary covenants which the Company was in compliance with as of September 30, 2009. As of September 30, 2009, there was an aggregate $60,723 original principal outstanding on these secured term loans.

Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,763 at September 30, 2009). The debt is presented net of a discount of $5,696 ($3,419 at September 30, 2009). The discount is being amortized as additional interest expense over the term of the loans.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $19.49 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. The notes had an outstanding balance of $102,590 and $ 204,074, net of a discount of $ 2,610 and $6,926, as of September 30, 2009 and December 31, 2008, respectively. The initial discount of $23,693 was retrospectively recorded in accordance with new accounting guidance issued by FASB. The discount is being amortized as additional interest expense through January 2012, the first put date of the notes. Coupon interest expense on the notes was $ 6,360 and $ 14,185, respectively, for the nine months ended September 30, 2009 and 2008, and the discount amortization on the notes was $1,237 and $2,840, respectively, for the nine months ended September 30, 2009 and 2008. The notes had an effective interest rate of 7.0% and 6.6% for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, the Company repurchased $105,800 and $150,500, respectively, original principal amount of the notes for cash payments and issuances of common shares of $84,219 and $132,464, respectively, which resulted in gains on debt extinguishment of $17,200 and $11,695, respectively, including write-offs of $ 4,381 and $8,559, respectively, of the debt discount and deferred financing costs. As of September 30, 2009, $105,200 original principal amount of the notes was outstanding.

During the nine months ended September 30, 2009, the Company refinanced a $13,208 non-recourse mortgage loan which had a stated interest rate of 8.19% and was scheduled to mature in April 2010 with an $11,540 non-recourse mortgage loan with a 6.375% interest rate which matures in August 2014. During the nine months ended September 30, 2008, the Company obtained one non-recourse mortgage loan for $7,545, with a 5.8% interest rate and a maturity date in 2012.

During 2007, the Company, through a wholly-owned subsidiary, issued $200,000 in Trust Preferred Securities. These securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. During the nine months ended September 30, 2008, the Company repurchased $70,880 of the Trust Preferred Securities for a cash payment of $44,561, which resulted in a gain on debt extinguishment of $24,742 including a write off of $1,577 in deferred financing costs. As of September 30, 2009, $129,120 original principal amount of the Trust Preferred Securities were outstanding.

During the nine months ended September 30, 2008, in connection with sales of certain properties, the Company satisfied the corresponding mortgages and notes payable which resulted in debt satisfaction charges of $463.

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

The interest rate swap liability had a fair value of $5,763 at September 30, 2009. Although the Company has determined that the majority of the inputs used to value its interest rate swap liability fall within Level 2 of the fair value hierarchy, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,647 will be reclassified as an increase to interest expense.

As of September 30, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,723

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of September 30, 2009, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$19,549

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and the Company retains the cash dividends paid on the common shares, however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third party consultant determined the fair value of the equity commitment to be $15,525 at September 30, 2009, and the Company recognized earnings during the nine months ended September 30, 2009 of $2,596 primarily relating to the increase in the fair value. The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but other observable inputs.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.

	As of September 30, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$ 5,763	Accounts Payable and Other Liabilities	$ 7,055

Derivatives not designated as hedging instruments

Forward Purchase Equity Commitment	Other Assets	$ 15,525	Other Assets	$ 10,698

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) September 30,	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
	2009		2009

Interest Rate Swap	$ 521	Interest expense	$ (1,813)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative September 30,
2009

Forward Purchase Equity Commitment	Change in value of forward purchase commitment	$ 2,596

The Company’s agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2009, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at September 30, 2009, it would have been required to settle its obligations under the agreements at the termination value of $6,243, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at September 30, 2009 was $4,024, net of prepayments.

(10)	Variable Interest Entities

GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company evaluates its loans and investments to determine whether they are variable interests in a VIE. This evaluation resulted in the Company determining that its loans and investments were potential variable interests. For each of these investments, the Company has evaluated (1) the sufficiency of the fair value of the entities’ equity investments at risk to absorb losses; (2) that as a group the holders of the equity investments at risk have (a) the direct or indirect ability through voting rights to make decisions about the entities’ significant activities, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and, (c) the right to receive the expected residual return of the entity and their rights are not capped; and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

The Company, through its merger with Newkirk as of December 31, 2006, has one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Company has determined that it is the primary beneficiary of this VIE and, accordingly, has consolidated Camfex in its financial statements. The loan agreement provided for additional advances up to $10,000. The Company has loaned approximately $9,900 of this additional amount to Camfex as of September 30, 2009. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $56,452 at September 30, 2009. Camfex has additional mortgage debt of approximately $24,084 as of September 30, 2009. The lenders of the additional mortgage debt hold no recourse to other Company assets.

The Company has determined that its other loans and investments are not VIEs (other than Lex-Win Concord – see note 7) and as such, the Company has continued to account for these loans and investments as a loan or equity investment, as appropriate.

(11)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants.  For the nine months ended September 30, 2009 and 2008, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts.  The Company believes it mitigates this risk by investing in or through major financial institutions.

(12)	Equity

Shareholders’ Equity:

During the nine months ended September 30, 2009, the Company declared three quarterly common share dividends of $0.18 each to be paid in a combination of cash (10% in the aggregate) and common shares. On April 24, 2009, the Company issued 5,097,229 common shares and paid $1,819 in cash to satisfy the first quarter dividend. On July 30, 2009, the Company issued 4,333,183 common shares and paid $1,970 in cash to satisfy the second quarter dividend. On October 16, 2009, the Company issued 3,873,786 common shares and paid $2,110 in cash to satisfy the third quarter dividend.

During the nine months ended September 30, 2009, the Company issued 3,359,611 common shares under its direct share purchase plan raising net proceeds of $15,960.

The Company has retrospectively recorded an additional paid-in-capital amount representing the conversion feature of the 5.45% Exchangeable Guaranteed Notes with the adoption of new accounting guidance on January 1, 2009. The initial amount recorded as additional paid-in-capital of $23,132 has been reduced to $20,293 at September 30, 2009 and December 31, 2008, as a result of the Company’s repurchases of certain of these notes.

In June 2009, the Company converted 503,100 of its Series C Preferred by issuing 2,955,368 common shares. The difference between the fair value of common shares issued and the fair value of common shares issuable pursuant to the original conversion terms of $6,994 is considered a deemed dividend and as such is recorded as a reduction in shareholders' equity and as an increase to preferred dividends paid for calculating earnings per share, even though the conversion is for equivalent fair values.

During the nine months ended September 30, 2008, the Company repurchased approximately 1,154,000 common shares/OP units at an average price of approximately $14.51 per common share/OP unit aggregating $16,745, in the open market and through private transactions with third parties. During the nine months ended September 30, 2009, the Company did not repurchase any common shares/OP units. As of September 30, 2009, approximately 1,057,000  common shares/OP units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

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

Noncontrolling Interests:

In conjunction with several of the Company’s acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable at certain times, only at the option of the holders, and are not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities. The OP units are currently redeemable for approximately 1.13 common shares, subject to future adjustments.

During the nine months ended September 30, 2009 and 2008, 179,189 and 319,387 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $1,227 and $4,357, respectively.

As of September 30, 2009, there were approximately 5,128,000 OP units outstanding other than OP units owned by the Company.  All OP units receive distributions in accordance with their respective partnership agreements.  To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers (to) from Noncontrolling Interests
	Nine Months ended September 30,
	2009	2008

Net income (loss) attributable to Lexington Realty Trust	$(164,185)	$16,544
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for
redemption/repurchase of noncontrolling interest OP units	1,227	3,881
Change from net income (loss) attributable to shareholders and
transfers (to) from noncontrolling interest	$(162,958)	$20,425

(13)	Related Party Transactions

In addition to related party transactions discussed elsewhere, the Company was a party to the following related party transactions.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide management services at certain properties and co-investments owned by the Company. These entities earned, including reimbursed expenses, $3,930 and $ 3,587, respectively, for these services for the nine months ended September 30, 2009 and 2008.

On March 20, 2008, the Company entered into a Services and Non-Compete Agreement with its former Executive Chairman and Director of Strategic Acquisitions and his affiliate, which provided that the Company’s former Executive Chairman and Director of Strategic Acquisitions and his affiliate will provide the Company with certain asset management services through December 31, 2008 in exchange for $1,500. The $1,500 is included in general and administrative expenses in the statement of operations for the nine months ended September 30, 2008.

As of September 30, 2009 and December 31, 2008, $3,863 and $4,102, respectively, in non-recourse mortgage notes payable are due to entities owned by significant shareholders and the Company's former Executive Chairman and Director of Strategic Acquisitions.

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

On May 22, 2009, Inland Concord, filed an action in the Delaware Chancery Court against Lex-Win Concord and Concord, seeking (i) reformation of the Second Amended and Restated Limited Liability Company Joint Venture Agreement (the “Joint Venture Agreement”) of Concord to modify the provision relating to distributions of proceeds from capital transactions, (ii) a declaration that Inland Concord is not required to make any additional capital contributions for the purpose of satisfying amounts due to Concord’s lenders under certain of its existing credit facilities, and (iii) a declaration that Inland Concord not be required to satisfy the May 11, 2009 capital call, made by Concord in the amount of $24,000, the proceeds of which are to be used for “Permitted Investments” (as defined in the Joint Venture Agreement). During the quarter ended September 30, 2009, Lex-Win Concord filed its answer denying the claims raised by Inland Concord and bringing counterclaims seeking declaration that (i) Inland Concord is required to fund the capital call, (ii) Concord can recoup the unmade capital call by setting it off against any distributions otherwise payable to Inland Concord, and (iii) Inland Concord’s failure to fund the capital call is a material breach of the Joint Venture Agreement and that Lex-Win Concord will seek to recover all losses incurred by it as a result of such breach. Lex-Win Concord filed a motion requesting a trial in mid-December 2009. Inland Concord filed a motion opposing a trial in mid-December 2009. Subsequent to quarter end, the Delaware Court of Chancery set the trial in late February 2010. The Company continues to believe that the language of the Joint Venture Agreement speaks for itself with respect to Inland Concord’s claims and that Inland Concord’s action is without merit.

On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary of the Company, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.) "Elsevier", the former tenant in the Company's Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease's expiration.  During the quarter ended September 30, 2009: (i) Elsevier filed its answer and (ii) the Company filed a motion to strike certain of Elsevier’s affirmative defenses because several are insufficiently pled under Florida law, several are not legal defenses to the claims at issue, and several are not affirmative defenses at all. Subsequent to quarter end: (i) Elsevier filed a motion opposing the Company's motion to strike Elsevier’s affirmative defenses and the court granted the Company's motion to strike Elsevier's affirmative defenses with leave for Elsevier to amend its answer by November 9, 2009, (ii) Elsevier paid a portion of past due rent, and (iii) a trial was set for April 2011. The Company intends to continue to pursue this claim vigorously, as the Company believes, after consultation with counsel, that the Company is entitled to recovery of the past due rent, real estate tax allocation and the costs of deferred maintenance under the lease. The receivable recorded by the Company is immaterial.

(15)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. The Company granted 2,000,000 common share options at an exercise price of $5.60 on December 31, 2008. These options (1) vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) expire 10 years from the grant date. The conversion rate on the options is currently approximately 1.13, subject to future adjustment.

The Company engaged a third party to value the options as of December 31, 2008. The third party determined the value to be $2,480 using the Monte Carlo simulation model. The options are considered equity awards as the number of options issued is fixed and determinable at the date of grant. As such, the options were valued as of the date of the grant and do not require subsequent remeasurement. The Company recognizes compensation expense relating to these options over an average of 3.6 years. The Company recognized $516 in compensation expense during the nine months ended September 30, 2009 and has unrecognized compensation costs of $1,964 relating to the outstanding options as of September 30, 2009.

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

A third party consultant was engaged to value the awards and the Monte Carlo simulation approach was used to estimate the compensation expense of the outperformance pool. As of the grant date, it was determined that the value of the awards was $1,901. As of September 30, 2009, the value of the awards was $151. The Company recognized $37 and ($1,303) in compensation income (expense) relating to the awards during the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2008, the Company and its former Executive Chairman and Director of Strategic Acquisitions and his affiliate entered into a Services and Non-Compete Agreement and a Separation and General Release. In addition to an aggregate cash payment of $1,500, non-vested common shares previously issued to the officer were accelerated and immediately vested which resulted in a charge of $265.

During the nine months ended September 30, 2009 and 2008, the Company recognized $2,539 and $3,370, respectively, in compensation expense relating to scheduled vesting of share grants, including the amounts discussed above.

(16)	Fair Market Value of Financial Instruments

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

Notes Receivable. The Company determines the fair value of these instruments based upon a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments having similar maturities. Based on this, the Company has determined that the fair value of these instruments was approximately $52,000 at September 30, 2009.

Debt. The Company determines the fair value of these instruments based on recent repurchases and/or on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this, the Company has determined that the fair value of these instruments was approximately $1,797,000 at September 30, 2009.

(17)	Supplemental Disclosure of Statement of Cash Flow Information

During the nine months ended September 30, 2009 and 2008, the Company paid $104,068 and $130,070, respectively, for interest and $2,319 and $1,654, respectively, for income taxes.

During the nine months ended September 30, 2009, the Company acquired the remainder interests in 27.6 acres of land with an estimated fair value of $2,500 in connection with a tenant’s lease surrender obligation.

During the nine months ended September 30, 2009 and 2008, holders of an aggregate of 179,189 and 285,936 OP units, respectively, redeemed such OP units for common shares of the Company.  The redemptions resulted in an increase in shareholders’ equity and corresponding decrease in noncontrolling interest of $1,227 and $3,725, respectively.

The Company's property in Richmond, Virginia previously leased to Circuit City Stores, Inc. with a carrying value of $9,452 was conveyed to the mortgage lender through a foreclosure during the nine months ended September 30, 2009 in satisfaction of the $15,458 outstanding mortgage loan. The Company recorded a $6,006 gain on debt satisfaction as a result of the foreclosure.

The Company assumed a $7,545 mortgage note payable in connection with a property acquisition during the nine months ended September 30, 2008.

During the nine months ended September 30, 2008, the Company issued 1,023,053 common shares ($14,706) and cash of $5,432 to repurchase $22,500 of 5.45% Exchangeable Guaranteed Notes.

During the nine months ended September 30, 2008, the Company entered into a swap obligation with an initial value of $5,696, which was reflected as a reduction of mortgages payable and included in accounts payable and other liabilities.

During the nine months ended September 30, 2008, the Company contributed six properties to NLS with $90,200 in real estate and intangibles and $51,497 in mortgage notes payable assumed.

(18)	Subsequent Events

Subsequent to September 30, 2009 and through November 6, 2009, the date through which management evaluated subsequent events and on which the financial statements were issued, in addition to any other events disclosed elsewhere in the financial statements, the Company:

•	repurchased $17,550 original principal amount of the 5.45% Exchangeable Guaranteed Notes for $17,033 including accrued interest of $246,
•	repaid $4,000 of line of credit borrowings, and
•	issued approximately 979,000 common shares under its direct share purchase plan, raising net proceeds of $4,987.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2009 and 2008, and significant factors that could affect our prospective financial condition and results of operations.  This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 2, 2009 and our Current Report on Form 8-K filed with the SEC on September 1, 2009. Historical results may not be indicative of future performance.

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

As of September 30, 2009, we had ownership interests in approximately 215 consolidated real estate assets, located in 41 states and the Netherlands and encompassing approximately 38.7 million square feet. We lease our properties to tenants in various industries, including finance/insurance, energy, technology, automotive, and healthcare.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates, and (3) earn fee income.

Our business continues to be impacted in a number of ways by the uncertainty in the overall economy and volatility in the capital markets including, (1) difficulty obtaining financing and an increased cost of capital, (2) a decrease in property acquisitions, (3) a decrease in market sales prices for our assets, and (4) tenant defaults and bankruptcies.

Business Strategy. During the last 12 months, our business strategy has been focused on ways to preserve capital, generate additional liquidity and improve our overall financial flexibility. Some of these strategies have included:

-	repurchasing our debt and senior securities at a discount;
-	aggressively managing our core portfolio of office and industrial properties to maintain and improve our net operating income from these assets;
-	generating liquidity through sales to third-parties of non-core and core assets;
-	employing cost saving measures to reduce our general and administrative expenses;
-	reducing our per share dividend and paying a portion of the dividend in common shares; and
-	issuing shares under our direct share purchase plan.

Recently, we have redirected our sales efforts to non-core and vacant properties rather than the sale of core assets. We have used proceeds from property sales to repurchase our debt at a discount; however, we have seen a significant decrease in the discount to par value for our debt and senior securities. The timing of the economic turnaround is uncertain, especially in the commercial real estate markets; however, we believe that our business strategy has and will continue to improve our liquidity and strengthen our overall balance sheet to position us to take advantage of business opportunities upon the stabilization of the financial markets and create meaningful shareholder value.

Third Quarter 2009 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2009.

Sales.
-	We sold one vacant property for a gross sales price of approximately $0.8 million.

Leasing.

-	We entered into 23 new leases and lease extensions encompassing approximately 0.4 million square feet.

-	We recognized $1.9 million in tenant deferred maintenance income.

Financing.

-      We repurchased $29.2 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at a discount of 15.0%.

-	We refinanced a $13.2 million, 8.19% non-recourse mortgage loan due in April 2010 with an $11.5 million, 6.375% non-recourse mortgage loan, which matures in August 2014.
Other.
-	We received $14.3 million relating to the maturity and sales of note investments.

-	We issued approximately 3.4 million common shares under our direct share purchase plan, raising net proceeds of $16.0 million.
-	We issued approximately 4.3 million common shares in connection with our second quarter dividend.

Subsequent to September 30, 2009:

-	We repurchased $17.6 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average discount of 4.3%.
-	We repaid $4.0 million of line of credit borrowings.
-	We issued approximately 3.9 million common shares in connection with our third quarter dividend.
-	We issued approximately 1.0 million common shares under our direct share purchase plan, raising net proceeds of $5.0 million.

Critical Accounting Policies

The Financial Accounting Standards Board's, which we refer to as FASB, Accounting Standards Codification, which we refer to as the Codification, was released on July 1, 2009. The Codification has become the exclusive authoritative reference for non-governmental accounting principles generally accepted in the United States of America, or GAAP, for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The FASB divided non-governmental GAAP into the authoritative Codification and guidance that is nonauthoritative. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. All references to accounting guidance in this interim report have been modified to conform to the Codification.

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report other than the following:

Common Shareholder Dividends. For our common share dividends declared in 2009, we rely upon Internal Revenue Service Revenue Procedure 2008-68, which we refer to as IRS Rev. Proc. 2008-68. IRS Rev. Proc. 2008-68 allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash. We do not retrospectively adjust earnings per share for the stock dividend portion of the dividend, if any, as the stock dividend is not pro rata as common shareholders may elect to receive the dividend all in cash, not to exceed, at a minimum, 10% in the aggregate, or all in common shares.

Fair Value Measurements. We apply the guidance in FASB, Accounting Standards Codification, which we refer to as ASC, Topic 820, Fair Value Measurements and Disclosures, as amended, which we refer to as Topic 820. Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Newly Implemented Accounting Guidance

The following recently issued accounting guidance was fully implemented during the nine months ended September 30, 2009 and required management to make assumptions and estimates that had an impact on our results of operations and/or on our disclosures relating to the results of operations as reported in this Quarterly Report:

In December 2007, the FASB issued new guidance under FASB ASC Topic 810, Consolidation, which requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. This new guidance was effective for periods beginning on or after December 15, 2008 and was applied prospectively effective January 1, 2009, except for the presentation and disclosure requirements which were applied retrospectively for all periods presented. As a result of this guidance, we performed a complete evaluation of our noncontrolling interests previously classified in the “mezzanine” section of the balance sheet to determine if the noncontrolling interests should be treated as permanent equity. This new guidance does not specifically address the accounting for redeemable noncontrolling interests that are required to be presented outside of permanent equity pursuant to SEC Staff Accounting Bulletin Topic 3C, Redeemable Preferred Stock, and SEC Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stocks. We determined that the noncontrolling interests should be classified as a separate component of permanent equity.

In May 2008, the FASB issued new guidance which is applicable to issuers of convertible debt that may be settled wholly or partly in cash. The adoption of the new guidance affected the accounting for our 5.45% Exchangeable Guaranteed Notes issued in 2007. The new guidance requires the initial proceeds from the sale of the 5.45% Exchangeable Guaranteed Notes to be allocated between a liability component representing debt and an additional paid-in-capital component representing the conversion feature. The resulting discount is amortized using the effective interest method over the period the debt is expected to remain outstanding as additional interest expense. The new guidance was effective for fiscal years beginning after December 31, 2008, and required retrospective application. The adoption of the new guidance on January 1, 2009 resulted in the recognition of an aggregate unamortized debt discount on the 5.45% Exchangeable Guaranteed Notes of $6.9 million as of December 31, 2008, in our Condensed Consolidated Balance Sheets and additional interest expense of $2.8 million and a debt satisfaction gain reduction of $3.7 million in our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2008, before noncontrolling interests share.

In June 2008, the FASB issued new guidance which requires unvested share- based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be treated as participating securities, and, therefore, included in the earnings allocation in computing earnings per share under the two-class method. We adopted this new guidance on January 1, 2009. We have determined that our unvested share-based payment awards are considered participating securities as such we have implemented the two-class method in determining earnings per share for all periods presented in this Quarterly Report. Under the two-class method unvested share-based payment awards are not allocated losses as they are not obligated to absorb losses.

In March 2008, the FASB issued new guidance which requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty, credit risk, and the company’s strategies and objectives for using derivative instruments. This new guidance was effective prospectively for periods beginning on or after November 15, 2008. The adoption of this guidance on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows, however this guidance did require us to provide additional disclosures in our condensed consolidated financial statements.

The FASB issued guidance relating to equity method investment accounting considerations. The new guidance generally continues existing practices under previous guidance including the use of a cost-accumulation approach to initial measurement of the investment. The new guidance does not require the investor to perform a separate impairment test on the underlying assets of an equity method investment. However, an equity-method investor is required to recognize its proportionate share of impairment charges recognized by the investee, adjusted for basis differences, if any, between the investee’s carrying amount for the impaired assets and the cost allocated to such assets by the investor. The investor is also required to perform an overall other-than-temporary impairment test of its investment. The prospective implementation of the new guidance on January 1, 2009 did not have a material impact on our financial position, results of operations or cash flows.

The FASB issued new guidance on interim disclosures about fair value of financial instruments, which relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this new guidance, fair values for these assets and liabilities were only disclosed in our Annual Report. The guidance now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The new guidance was effective for periods ending after June 15, 2009.

The FASB issued new guidance relating to the recognition and presentation of other-than-temporary impairments related to securities that was effective for periods ending after June 15, 2009. The guidance on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The guidance also requires increased and more timely disclosure sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Our investment in Lex-Win Concord was affected by this guidance and we reclassified $11.6 million of prior losses from accumulated distributions in excess of net income to accumulated other comprehensive income (loss) for the nine months ended September 30, 2009.

Recently Issued Accounting Guidance

A summary of recently issued accounting guidance is included in our Annual Report and the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report. The following accounting guidance was issued during the nine months ended September 30, 2009 and has not yet been implemented:

In June 2009, the FASB issued guidance related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The new guidance is effective for periods beginning after November 15, 2009. We are currently evaluating the impact, if any, that the new guidance will have on our financial position, results of operations and cash flows.

In August 2009, the FASB amended guidance on fair value measurements which clarifies how entities should estimate the fair value of liabilities. The guidance was issued to improve the consistency of how entities apply the fair value guidance to liabilities and provides acceptable measurement techniques in circumstances when quoted market prices in an active market for an identical liability are not available. The new guidance is effective for annual and interim periods beginning after August 27, 2009. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our secured credit facility, issuances of equity and co-investment programs, as well as other alternatives, will provide the necessary capital required by us.

We attempt to effectively manage our balance sheet in order to accretively reduce leverage through cash flow management of our tenant leases, maintaining occupancy, pursuing and executing well on property dispositions, recycling of capital and accessing the capital markets when opportunities arise. During the nine months ended September 30, 2009, we:  (i) sold properties which generated $90.8 million of net proceeds, (ii) raised $16.0 million from sales of common shares under our direct share purchase plan, and (iii) raised $18.1 million from the sale/maturity of debt investments.  These proceeds were used to retire indebtedness encumbering our properties and corporate level debt at a discount to par value. As of September 30, 2009, we have approximately $69.5 million of borrowing capacity under our revolving credit facility. Also, we have a $210.0 million accordion feature in our credit facility. This feature can be exercised by providing additional properties as collateral for the borrowing base. However, the approval of the lenders is required for this feature to be exercised.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of September 30, 2009, we have $23.8 million of property specific non-recourse mortgage debt maturing during the remainder of 2009, excluding $18.2 million of non-recourse mortgage debt on our Houston, Texas property which is anticipated to be conveyed to the lender during the fourth quarter of 2009, and $83.7 million in 2010. There currently are discussions with a lender for a $20.0 million balloon payment due in the fourth quarter of 2009 to extend the maturity of the loan up to 3 years. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($56.5 million), current borrowing capacity on our revolving credit facility ($69.5 million), which expires in 2011, but can be extended by us to 2012, and future cash flow from operations.

The mortgages encumbering our properties are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

In addition, we have investments in non-consolidated entities which have used leverage in their business models. As of September 30, 2009, one entity, Concord Debt Holdings LLC, which we refer to as Concord, has $153.0 million in debt maturing through 2010, of which our proportional share is $76.5 million. None of this debt is recourse to us. We have decided not to provide any additional equity capital to this entity to retire this indebtedness.

Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $123.6 million for the nine months ended September 2009 from $187.4 million for the nine months ended September 2008. The decrease is primarily related to the sales of properties during 2008 and 2009 and the collection of $28.7 million in lease termination payments in 2008. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by investing activities totaled $97.9 million and $200.8 million during the nine months ended September 30, 2009 and 2008, respectively. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal receipts on loans receivable, return of advances to non-consolidated entities, net of investment, a decrease in escrow deposits and proceeds from the sale of marketable equity and debt securities. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, and noncontrolling interests and an increase in leasing costs. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled ($232.9) million and ($692.2) million during the nine months ended September 30, 2009 and 2008, respectively. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments, mortgage, term loan and line of credit extinguishments, repurchases of common and preferred shares, increase in financing costs, forward equity commitment payments and debt amortization payments, offset by proceeds from term loans and lines of credit, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the issuance of common shares.

Dividends.   Dividends paid to our common and preferred shareholders decreased to $41.3 million in the nine months ended September 30, 2009, compared to $213.0 million in the nine months ended September 30, 2008. The decrease is primarily attributable to the $2.10 per common share/unit special dividend/distribution paid in January 2008, the reduction in our quarterly common dividend in 2009 and the payment of 90% of our 2009 common dividends in common shares. During the nine months ended September 30, 2009, we declared three quarterly common share dividends of $0.18 per common share each. These dividends were paid in a combination of cash, 10% in the aggregate, and common shares.

UPREIT Structure.   As of September 30, 2009, there were 5.1 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $29.4 million based on the closing price of $5.10 per share on September 30, 2009 and a redemption factor of approximately 1.13.

Financings. On February 13, 2009, we entered into a secured credit facility with KeyBank N.A., as agent, consisting of a $165.0 million term loan and an $85.0 million revolving loan. The proceeds were used to refinance our (1) $200.0 million unsecured revolving credit facility, which had $25.0 million outstanding, bore interest at 120-170 basis points over LIBOR, and was scheduled to expire in June 2009, and our (2) $225.0 million secured term loan with KeyBank N.A., which had $174.3 million outstanding, bore interest at LIBOR plus 60 basis points, and was scheduled to mature in June 2009 (with an option to extend to December 2009 at our option). The new facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at our option. With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of $500.0 million, assuming no prepayments of the term loan are made) by adding properties to the borrowing base. During the second quarter of 2009, we increased the availability under the revolving loan by $40.0 million by admitting an additional lender to the bank group, thus increasing the total facility to $290.0 million. The credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 76 properties. As of September 30, 2009, $165.0 million and $30.0 million were outstanding on the secured term loan and secured revolving loan, respectively, and we were in compliance with the covenants contained in the loan agreement.

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the nine months ended September 30, 2009, we repurchased $105.8 million original principal amount of these notes for $84.2 million, which resulted in a gain of $17.2 million, including the write-off of $4.4 million of the debt discount and deferred financing costs. As of September 30, 2009, $105.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes was outstanding.

In August 2009, we refinanced a $13.2 million, 8.19% non-recourse mortgage loan on a property in Fishers, Indiana which was scheduled to mature in April 2010, with an $11.5 million, 6.375% non-recourse mortgage loan which matures in August 2014.

During the first quarter of 2009, we suspended debt service payments on the mortgage encumbering our property that was leased to Circuit City Stores, Inc. in Richmond, Virginia following the lease rejection and vacancy. The non-recourse loan had a balance of $15.5 million at that time. The property was conveyed to the lender in a foreclosure sale during the third quarter of 2009.

In the third quarter of 2009, we suspended debt service payments on a vacant property in Plymouth, Michigan which has an outstanding mortgage balance of $4.3 million. In addition, we did not make an $18.2 million balloon payment on a property in Houston, Texas which was due in October 2009. We anticipate that these properties will be conveyed to their respective lenders during the fourth quarter of 2009.

Results of Operations

Three months ended September 30, 2009 compared with September 30, 2008.  Of the decrease in total gross revenues in 2009 of $3.4 million, $3.8 million is attributable to a decrease in rental revenue which was offset by an increase of $0.4 million attributable to tenant reimbursements. The decrease in rental revenue is primarily attributable to an increase in tenant vacancies.

The decrease in interest and amortization expense of $3.3 million is due to the repayment of long-term debt. During the three months ended September 30, 2009, we reduced our overall outstanding debt by $68.9 million.

The increase in debt satisfaction gains, net of $0.6 million is primarily due to the retirement of our 5.45% Exchangeable Guaranteed Notes at a discount.

The decrease in depreciation and amortization of $3.9 million is due primarily to the full amortization of lease intangibles and tenant improvements during 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in property operating expense of $2.1 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

General and administrative expense decreased $2.0 million primarily due to a decrease in payroll expenses and professional fees.

The $7.0 million change in value of our forward equity commitment was primarily a reflection of the increase in our common share price.

The impairment charges and loan losses of $23.7 million consist of a $23.2 million impairment charge on a property which was recently vacated in Houston, Texas, and $0.5 million of loan losses on a debt security investment that we recently sold.

Equity in losses of non-consolidated entities was a loss of $0.5 million in 2009 compared to a loss of $1.5 million in 2008. The reason for the fluctuation between periods is due to an increase in allocated income of $7.5 million in 2009 offset by a $6.5 million impairment charge recognized on our hotel real estate joint venture during the third quarter of 2009.

Net loss attributable to Lexington Realty Trust was ($22.1) million in 2009 and ($4.0) million in 2008 primarily due to the net impact of the items discussed above and a decrease of $5.9 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $5.9 million primarily due to decrease in gains on sales of properties of $7.4 million and an increase in impairment charges of $5.0 million offset by an increase in debt satisfaction gains (charges), net of $6.1 million.

Net loss attributable to common shareholders in 2009 was ($28.3) million compared to ($10.6) million in 2008. The decrease of $17.7 million is due to the items discussed above, offset by a decrease in preferred dividends of $0.4 million.

Nine months ended September 30, 2009 compared with September 30, 2008.  Of the decrease in total gross revenues in 2009 of $33.4 million, $35.3 million is attributable to a decrease in rental revenue which was offset by an increase of $1.9 million attributable to tenant reimbursements and advisory and incentive fees. The decrease in rental revenue is primarily attributable to the receipt of lease termination payments of $28.7 million from two tenants offset by the accelerated amortization of above and below market leases of $4.1 million in 2008 along with the sale/contribution of properties to a co-investment program in 2008.

The decrease in interest and amortization expense of $17.6 million is due to the repayment of long-term debt and the sale/contribution of properties to a co-investment program which were encumbered by debt. During the nine months ended September 30, 2009, we reduced our overall debt by $232.9 million.

The decrease in debt satisfaction gains, net of $18.5 million is primarily due to the retirement of $70.9 million original principal amount of Trust Preferred Securities in 2008 which generated a net gain of $24.7 million offset by timing of the retirement of our 5.45% Exchangeable Guaranteed Notes at a discount.

The decrease in depreciation and amortization of $49.2 million is due primarily to tenant lease terminations in 2008 and the sale/contribution of properties to a co-investment program in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The increase in property operating expense of $8.4 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

General and administrative expense decreased $7.5 million primarily due to $1.5 million of expense incurred during the nine months ended September 30, 2008 in connection with a Services and Non-Compete Agreement with our former Executive Chairman and Director of Strategic Acquisitions and a decrease in payroll, professional fees and joint venture formation costs.

The decrease in non-operating income of $15.6 million is primarily attributable to $16.0 million of income recognized with the acquisition of land as part of a tenant’s lease surrender obligation during 2008.

The $2.6 million change in value of our forward equity commitment was primarily a reflection of the increase in our common share price.

The impairment charges and loan loss of $24.8 million consist of $23.2 million of impairment charges relate to a property, which was recently vacated in Houston, Texas, and $1.6 million of loan loss related to two notes receivables and the sale of a debt security investment.

The gain on sale-affiliates of $31.8 million in 2008 relates to the gain recognized on the sale of properties to a co-investment program to the extent we did not retain ownership.

The decrease in the provision for income taxes of $0.9 million is primarily due to the merger of a taxable REIT subsidiary into us during 2008.

Equity in losses of non-consolidated entities was a loss of ($130.8) million in 2009 compared with a loss of ($23.2) million in 2008. The primary reason for the fluctuation between periods is due to impairment charges, loan losses and loan loss reserves recognized by our co-investment program, Lex-Win Concord, our share of which was $71.4 million during the nine months ended September 30, 2009, as well as a $68.2 million other-than-temporary impairment charge taken on our investment in Lex-Win Concord compared to impairment charges recognized by Lex-Win Concord, our share of which was $32.6 million for the nine months ended September 30, 2008.  In addition, we recognized a $6.5 million impairment charge on our hotel real estate joint venture during 2009.

The decrease in net (income) loss attributable to noncontrolling interests of $5.9 million is primarily a result of the merger of the MLP with and into us on December 31, 2008.

Net income (loss) attributable to Lexington Realty Trust was ($164.2) million in 2009 and $16.5 million in 2008 primarily due to the net impact of the items discussed above and a decrease of $12.7 million in income from discontinued operations.

Discontinued operations represent properties sold or held for sale. The total discontinued operations decreased $12.7 million primarily due to a decrease in gains on sales of properties of $5.7 million and an increase in impairment charges of $11.9 million offset by an increase in debt satisfaction gains (charges), net of $5.0 million.

Net income (loss) attributable to common shareholders in 2009 was a loss of ($190.2) million compared to income of $1.9 million in 2008. The decrease of $192.1 million is due to the items discussed above and an increase in actual and deemed preferred dividends of $11.4 million resulting from the conversion of Series C Preferred in 2009 and the repurchase of Series C Preferred during 2008. The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), and reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Off-Balance Sheet Arrangements

Non-Consolidated Entities.  As of September 30, 2009, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Lex-Win Concord and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

During the nine months ended September 30, 2009, Concord recorded $171.4 million in impairment losses, loan losses and loan loss reserves on its loan and bond portfolio. Also during the nine months ended September 30, 2009, Concord recorded a reserve of $9.6 million for the potential obligations of one of its subsidiaries under a credit support arrangement.

In addition, we perform a comprehensive analysis of our investment in Lex-Win Concord on a quarterly basis to determine if the investment is other-than-temporarily impaired. During the first quarter of 2009, we recorded an other-than-temporary impairment of $29.1 million on our investment in Lex-Win Concord as we determined that the fair value of our investment was below its carrying value and the decline was determined to be other than temporary. Primarily due to (1) the continued deterioration in the value of Concord’s loan and bond portfolio, (2) a margin call received by Concord in the first quarter of 2009 and potential additional margin calls, (3) the preferred member's failure to fund the requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord’s debt covenant violations, and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, we determined that our investment in Lex-Win Concord should be valued at zero as of June 30, 2009. As a result, we recorded an additional $39.1 million other-than-temporary impairment charge during the second quarter of 2009.

In addition, we had $7.5 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt.  Our consolidated variable rate indebtedness was approximately $195.0 million and $198.0 million as of September 30, 2009 and 2008, respectively, which represented 9.1% and 8.0% of total long-term indebtedness, respectively.  During the three months ended September 30, 2009 and 2008, our variable rate indebtedness had a weighted average interest rate of 3.1%.  Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2009 and 2008 would have been increased by approximately $0.5 million. During the nine months ended September 30, 2009 and 2008, our variable rate indebtedness had a weighted average interest rate of 3.2% and 3.7%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2009 and 2008 would have been increased by approximately $1.5 million. As of September 30, 2009 and 2008, our consolidated fixed rate debt was approximately $2.0 billion and $2.3 billion respectively, which represented 90.9% and 92.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of September 30, 2009 and are indicative of the interest rate environment as of September 30, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.6 billion as of September 30, 2009.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our  management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on form 10-K filed on March 2, 2009, as updated by our subsequent Quarterly Reports on Form 10-Q, except for the following:

Inland American (Concord) Sub, LLC v. Lex-Win Concord LLC and Concord Debt Holdings LLC (Delaware Court of Chancery - C.A. No. 4617-VCL)

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

During the quarter ended September 30, 2009:

•

Lex-Win Concord filed its answer denying the claims raised by Inland Concord and bringing counterclaims seeking declaration that (i) Inland Concord is required to fund the capital call, (ii) Concord can recoup the unmade capital call by setting it off against any distributions otherwise payable to Inland Concord, and (iii) Inland Concord’s failure to fund the capital call is a material breach of the Joint Venture Agreement and that Lex-Win Concord will seek to recover all losses incurred by it as a result of such breach.

•

Lex-Win Concord filed a motion requesting a trial in mid-December 2009. Inland Concord filed a motion opposing a trial in mid-December 2009.  Subsequent to quarter end, the Delaware Court of Chancery set the trial in late February 2010.

We continue to believe that the language of the Joint Venture Agreement speaks for itself with respect to Inland Concord’s claims and that Inland Concord’s action is without merit.

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court)

On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), the former tenant in our Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease's expiration.

During the quarter ended September 30, 2009:

•	Elsevier filed its answer.

•

We filed a motion to strike certain of Elsevier’s affirmative defenses because several are insufficiently pled under Florida law, several are not legal defenses to the claims at issue, and several are not affirmative defenses at all.

Subsequent to quarter end:

•

Elsevier filed a motion opposing our motion to strike Elsevier’s affirmative defenses and the court granted our motion to strike Elsevier's affirmative defenses with leave for Elsevier to amend its answer by November 9, 2009.

•	Elsevier paid a portion of past due rent.

•	Trial was set for April 2011.

We intend to continue to pursue this claim vigorously, as we believe, after consultation with counsel, that we are entitled to recovery of the past due rent, real estate tax allocation and the costs of deferred maintenance under the lease.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 2, 2009, as updated by subsequent periodic reports.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2009 under our common share/operating partnership unit repurchase authorization approved by our Board of Trustees.

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

July 1 - 31, 2009	-	$-	-	1,056,731
August 1 - 31, 2009	-	$-	-	1,056,731
September 1 – 30, 2009	-	$-	-	1,056,731
Third quarter 2009	-	$-	-	1,056,731

As a result of the quarterly common share dividend paid partially in common shares on October 16, 2009, which we refer to as the Quarterly Dividend, effective immediately prior to the opening of business on September 26, 2009, the exchange rate of our 5.45% Exchangeable Guaranteed Notes due 2027, which we refer to as the Notes, adjusted from an exchange rate of 49.6681 common shares per $1,000 principal amount of Notes, which was equivalent to an exchange price of $20.13 per common share, to 51.3167 common shares per $1,000 principal amount of Notes, which is equivalent to an exchange price of $19.49 per common share.  This may result in up to approximately 144,000 additional common shares being issued upon exchange of the Notes.

As a result of the Quarterly Dividend, effective immediately prior to the opening of business on September 26, 2009, the conversion rate of our 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as Series C Preferred Shares, adjusted from a conversion rate of 2.3589 common shares per Series C Preferred Share, which was equivalent to a conversion price of $21.20 per common share, to 2.4339 common shares per Series C Preferred Share, which is equivalent to a conversion price of $20.54 per common share.  This may result in up to approximately 157,000 additional common shares being issued upon conversion of the Series C Preferred Shares.

As a result of the Quarterly Dividend, effective on September 26, 2009, the redemption factor (or conversion ratio) for all limited partners of our controlled operating partnership subsidiaries was adjusted from 1.09 to approximately 1.13, so that each unit of limited partner interest, which we refer to as an OP unit, may be redeemed by the holder thereof for approximately 1.13 common shares.  This may result in up to approximately 176,000 additional common shares being issued upon redemption of the OP units.

During the quarter ended September 30, 2009, we repurchased $29.2 million original principal amount of the Notes at a 15.0% discount.

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

3.23	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.24	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)
3.25	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.26	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)

Exhibit No.		Description
3.27	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K)(1)
3.28	—	Sixth Amendment to the Net 3 Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 10-K”))(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.5	—

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

10.9	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”)) (1,4)
10.10	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)

Exhibit No.		Description
10.11	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2008) (1,4)
10.12	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the 01/02/09 8-K) (1,4)
10.13	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K) (1,4)
10.14	—	Employment Agreement between the Company and E. Robert Roskind, dated May 4, 2006 (filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 5, 2006 (the “05/05/06 8-K”)) (1, 4)
10.15	—	Employment Agreement between the Company and T. Wilson Eglin, dated May 4, 2006 (filed as Exhibit 99.2 to the 05/05/06 8-K) (1, 4)
10.16	—	Employment Agreement between the Company and Richard J. Rouse, dated May 4, 2006 (filed as Exhibit 99.3 to the 05/05/06 8-K) (1, 4)
10.17	—	Employment Agreement between the Company and Patrick Carroll, dated May 4, 2006 (filed as Exhibit 99.4 to the 05/05/06 8-K) (1, 4)
10.18	—	Form of Amendment No. 1 to Employment Agreements with E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the 01/02/09 8-K) (1, 4)
10.19	—	Waiver Letters, dated as of July 23, 2006 and delivered by each of E. Robert Roskind, Richard J. Rouse, T. Wilson Eglin and Patrick Carroll (filed as Exhibit 10.17 to the 01/08/07 8-K)(1)
10.20	—

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

10.35	—	Common Share Delivery Agreement, made as of January 29, 2007, between the MLP and the Company (filed as Exhibit 10.77 to the 2006 10-K)(1)

Exhibit No.		Description
10.36	—

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

Lexington Realty Trust

Date: November 6, 2009	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

Date: November 6, 2009	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer