Form 10-K
period 2009-12-31
LEXINGTON REALTY TRUST
filed 2010-03-01
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐.
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

Large accelerated filer ☐  Accelerated filer ☑  Non-accelerated filer ☐  Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑.

The aggregate market value of the voting shares held by non-affiliates of the Registrant as of June 30, 2009, which was the last business day of the Registrant’s most recently completed second fiscal quarter was $360,735,859 based on the closing price of common shares as of that date, which was $3.40 per share.

Number of common shares outstanding as of February 25, 2010 was 121,944,615.

Certain information contained in the Definitive Proxy Statement for Registrant’s Annual Meeting of Shareholders, to be held on May 18, 2010, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Item 10, 11, 12, 13 and 14.

TABLE OF CONTENTS

i

PART I.

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Annual Report are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. When we use the term “REIT” we mean real estate investment trust.

All references to 2009, 2008 and 2007 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

Newkirk Realty Trust, Inc., or Newkirk, was merged with and into us on December 31, 2006, which we refer to as the Newkirk Merger. Unless otherwise noted, (A) the information in this Annual Report regarding items in our Consolidated Statements of Operations as of December 31, 2006 and prior does not include the business and operations of Newkirk, and (B) the information in this Annual Report regarding items in our Consolidated Balance Sheet as of December 31, 2005 and prior does not include the assets, liabilities and noncontrolling interests of Newkirk.

Lexington Strategic Asset Corp., a former taxable REIT subsidiary, which we refer to as LSAC, was merged with and into us as of June 30, 2007. Lexington Contributions Inc., a former taxable REIT subsidiary, which we refer to as LCI, was merged with and into us as of March 25, 2008.

Cautionary Statements Concerning Forward-Looking Statements

This Annual Report, together with other statements and information publicly disseminated by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results to differ materially from current expectations include, among others, those risks discussed below and under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Item 1. Business

General

We are a self-managed and self-administered REIT, formed under the laws of the State of Maryland. Our primary business is the acquisition, ownership and management of a geographically diverse portfolio of net-leased office, industrial and retail properties. Substantially all of these properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs. In addition, we acquire and hold investments in loan assets and debt securities related to real estate.

As of December 31, 2009, we had ownership interests in approximately 210 consolidated real estate properties, located in 40 states and the Netherlands and containing an aggregate of approximately 38.3 million square feet of space, approximately 91.5% of which was subject to a lease. In 2009, 2008 and 2007, no tenant/guarantor represented greater than 10% of our annual base rental revenue.

In addition to our shares of beneficial interests, par value $0.0001 per share, classified as “common stock,” which we refer to as common shares, we have three outstanding classes of beneficial interests classified as preferred stock, which we refer to as preferred shares: (1) 8.05% Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Shares, (2) 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as our Series C Preferred Shares and (3) 7.55% Series D Cumulative Redeemable Preferred Stock, which we refer to as our Series D Preferred Shares. Our common shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP”, “LXP pb”, “LXP pc” and “LXP pd”, respectively.

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, which we refer to as the Code, commencing with our taxable year ended December 31, 1993. If we qualify for taxation as a REIT, we generally will not be subject to federal corporate income taxes on our net taxable income that is currently distributed to shareholders.

History

Our predecessor was organized in Delaware in October 1993 upon the combination of two investment programs, Lepercq Corporate Income Fund L.P. and Lepercq Corporate Income Fund II L.P., which were formed to acquire net-lease real estate assets providing current income. Our predecessor was merged into Lexington Corporate Properties Trust, a Maryland statutory REIT, on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust completed the Newkirk Merger. Newkirk’s primary business was similar to our primary business. All of Newkirk’s operations were conducted and all of its assets were held through its master limited partnership, The Newkirk Master Limited Partnership, which we refer to as the MLP. Newkirk was the general partner and owned, at the time of completion of the Newkirk Merger, a 31.0% interest in the MLP. In connection with the Newkirk Merger, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust, the MLP was renamed The Lexington Master Limited Partnership, and one of our wholly-owned subsidiaries became the sole general partner of the MLP and another one of our wholly-owned subsidiaries became the holder of a 31.0% limited partner interest in the MLP.

In the Newkirk Merger, each share of Newkirk’s common stock was exchanged for 0.80 of our common shares, and the MLP effected a 1.0 for 0.80 reverse unit-split. Each unit of limited partner interest in the MLP, which we refer to as an MLP unit, other than the MLP units held directly or indirectly by us, was redeemable at the option of the holder for cash based on a value of our common shares or, if we elected, for our common shares on a one-for-one basis. As of December 31, 2008, the MLP was merged with and into us, and we issued 6.4 million common shares for the MLP units we did not already own.

We are structured as an umbrella partnership REIT, or UPREIT, and a portion of our business is conducted through our three operating partnership subsidiaries: (1) Lepercq Corporate Income Fund L.P.; (2) Lepercq Corporate Income Fund II L.P.; and (3) Net 3 Acquisition L.P. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. We are party to a funding agreement with our operating partnerships under which we may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through our operating partnerships by issuing to a property owner, as a form of consideration in exchange for the property, OP units. The OP units are generally redeemable, after certain dates, for our common shares on a one OP unit for approximately 1.13 common shares basis or cash, at our election in certain instances. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. As of December 31, 2009, there were approximately 4.8 million OP units outstanding, other than OP units held directly or indirectly by us, that are currently redeemable for approximately 5.4 million common shares.

Current Economic Uncertainty and Capital Market Volatility

Our business continues to be impacted in a number of ways by the uncertainty in the overall economy and volatility in the capital markets. We encourage you to read “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of certain risks we are facing as a result of the current economic uncertainty and capital market volatility and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report for a detailed discussion of the trends impacting our business, including the impact of the current economic uncertainty and capital market volatility.

Objectives and Strategy

 General. Our current business strategy is focused on ways to reduce leverage, preserve capital, generate additional liquidity and revenue and improve our overall financial flexibility. Some of these strategies have included the following:

-	repurchasing our short-term debt and senior securities;

-	issuing longer-term debt to pay down shorter-term debt and thereby extend maturities;

-	aggressively managing our core portfolio of office and industrial properties to maintain and improve our net operating income from these assets;

-	generating liquidity through sales to third parties of non-core and vacant assets or controlling expenses by disposing of non-performing assets;

-	employing cost-saving measures to reduce our general and administrative expenses;

-	reducing our per common share dividend and, during 2009, paying a portion of the common share dividend in common shares; and

-	issuing shares under our direct share purchase plan.

We view our “core” assets as general purpose, efficient, single-tenant net-leased assets, in well-located and growing markets.

As part of our ongoing business efforts, we expect to continue to (1) recycle capital in compliance with regulatory and contractual requirements; (2) refinance or repurchase outstanding indebtedness when advisable; (3) effect strategic transactions, portfolio and individual property acquisitions and dispositions; (4) expand existing properties; (5) execute new leases with tenants; (6) extend lease maturities in advance of expiration; and (7) explore new business lines and operating platforms. Additionally, we may continue to enter into joint ventures and co-investment programs with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.

Capital Recycling. We began to dispose of non-core assets in 2007 and continued to dispose of non-core assets and core assets, subject to regulatory and contractual requirements, through 2009. During 2009 and 2008, we used the proceeds from such dispositions primarily to retire senior debt and preferred securities at what we believe were favorable spreads. Currently, we are focused on the disposition of non-core, vacant or non-performing assets.

Acquisition Strategies. When market conditions warrant, we seek to enhance our net-lease property portfolio through acquisitions of core assets, including through the investment in debt securities directly or indirectly secured by core assets. Prior to effecting any acquisitions, we analyze the (1) property’s design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region; (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions; (3) present and anticipated conditions in the local real estate market; and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. We also evaluate each potential tenant’s financial strength, growth prospects, competitive position within its respective industry and a property’s strategic location and function within a tenant’s operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.

In the Newkirk Merger, we succeeded Newkirk to an agreement with a third party pursuant to which we will pay the third party for properties acquired by us and identified by the third party in an amount equal to (1) 1.5% of the gross purchase price and (2) 25% of the net proceeds and net cash flow (as defined) after we receive all of our invested capital plus a 12% internal rate of return. As of December 31, 2009, only one property, which was acquired in 2006, has been acquired subject to these terms. We have no other sourcing agreements.

Strategic Transactions with Other Real Estate Investment Companies. We seek to capitalize on the unique investment experience of our executive management team as well as their network of relationships in the industry to achieve appropriate risk-adjusted yields through strategic transactions. Accordingly, we endeavor to pursue the (1) acquisition of portfolios of assets and equity interests in companies with a significant number of single-tenant assets, including through mergers and acquisitions activity and (2) participation in strategic partnerships, co-investment programs and joint ventures.

In 1999, we established our first co-investment program with the New York State Common Retirement Fund to acquire net-lease assets. Following a second co-investment program with the New York State Common Retirement Fund, we established co-investment programs with ING Clarion Lion Properties Fund and the Utah State Retirement Investment Fund, all with the purpose of acquiring net-leased assets. In addition, in the Newkirk Merger, we acquired what is now a 50% interest in Lex-Win Concord LLC, which we refer to as Lex-Win Concord, a joint venture with Winthrop Realty Trust, which we refer to as Winthrop. Lex-Win Concord’s primary asset is its interest in Concord Debt Holdings LLC, which we refer to as Concord, and Concord’s primary business is the ownership of real estate loan assets.

During 2007, we established Net Lease Strategic Assets Fund L.P., which we refer to as NLS, a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc., which we refer to as Inland NLS, to invest in specialty net-leased real estate. In addition, we acquired the interests of the New York State Common Retirement Fund and the Utah State Retirement Investment Fund in our co-investment programs with them, and we distributed the properties in the co-investment program with ING Clarion Lion Properties Fund to us and ING Clarion Lion Properties Fund, and terminated all of our co-investment programs except for NLS and Lex-Win Concord.

We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate investment companies may mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees.

Acquisitions of Portfolios and Individual Net-lease Properties. We seek to acquire portfolios and individual properties from (1) creditworthy companies in sale/leaseback transactions for properties that are integral to the sellers’/tenants’ ongoing operations; (2) developers of newly constructed properties built to suit the needs of a corporate tenant generally after construction has been completed to avoid the risks associated with the construction phase of a project; (3) other real estate investment companies through strategic transactions; and (4) sellers of properties subject to an existing lease. We believe that our geographical diversification and acquisition experience will allow us to compete effectively for the acquisition of such properties.

Competition

Through our predecessor entities, we have been in the net-lease business for over 35 years. Over this period, we have established a broad network of contacts, including major corporate tenants, developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include other REITs, pension funds, private companies and individuals.

Co-Investment Programs and Other Equity Method Investment Limited Partnerships

  Net Lease Strategic Assets Fund L.P. NLS’s portfolio consists of 43 specialty net-leased assets and a 40% tenant-in-common interest in a property. These specialty net-leased assets include data centers, light manufacturing facilities, medical office facilities, a car dealership and a golf course.

Since its formation, Inland NLS has contributed $217.3 million in cash to NLS, and we have contributed 19 primarily net-leased properties, having an agreed upon value of $318.1 million, and $15.3 million in cash to NLS, and we sold fee and leasehold interests in 24 primarily net-leased properties and a 40% tenant-in-common interest in a property, having an agreed upon value of $425.4 million, to NLS. The properties we contributed and sold were encumbered by $339.5 million of mortgage debt with stated interest rates ranging from 5.1% to 8.5%, a weighted-average interest rate of 6.1% and maturity dates ranging from 2009 to 2025. The mortgage debt was assumed by NLS.

At December 31, 2009, Inland NLS owned 85%, and we owned 15% of NLS’s common equity, and we owned 100% of NLS’s preferred equity.

Lex-Win Concord LLC. We acquired a 50% common interest in Concord through the Newkirk Merger. Concord acquires and originates loans and debt securities secured, directly and indirectly, by real estate assets. As of December 31, 2009, the value of our investment in Lex-Win Concord has been reduced to zero. Concord’s obligations are non-recourse to us, and we have no obligation to fund the operations of Concord.

 Other Equity Method Investment Limited Partnerships. We are a partner in five other partnerships with ownership percentages ranging between 27% and 35%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. As of December 31, 2009, the partnerships had $29.4 million in mortgage debt (our proportionate share was $8.8 million) with interest rates ranging from 9.4% to 11.5%, a weighted-average rate of 9.9% and maturity dates ranging from 2011 to 2016.

We have determined that as of December 31, 2009 and 2008, Lex-Win Concord and NLS have met the conditions of significant subsidiaries under Rule 1-02 (w) of Regulation S-X. The separate financial statements of NLS and Lex-Win Concord, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibits 99.1 and 99.2, respectively, to this Annual Report.

Internal Growth and Effectively Managing Assets

Tenant Relations and Lease Compliance. We endeavor to maintain close contact with our tenants in order to understand their future real estate needs. In addition to our headquarters in New York City, we have regional offices in Chicago and Dallas. We monitor the financial, property maintenance and other lease obligations of our tenants through a variety of means, including periodic reviews of financial statements and physical inspections of the properties.

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

Property Sales. Subject to regulatory requirements, we sell properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property or if there is a better use of capital such as repurchasing our debt and senior securities.

Conversion to Multi-Tenant. If we are unable to renew a single-tenant net lease or if we are unable to find a replacement single tenant, we either attempt to sell the property or convert the property for multi-tenant use and begin the process of leasing space. When appropriate, we seek to sell our multi-tenant properties.

Property Management. From time to time, we use third-party property managers to manage certain of our properties. In 2010, we formed a joint venture with an unaffiliated third party to manage these properties. We believe this new joint venture will primarily provide us with better management of our assets and tenant relationships, and secondarily provide us with revenue-enhancing opportunities and cost efficiencies.

Financing Strategy

General. Since becoming a public company, our principal sources of financing have been the public and private equity and debt markets, property specific debt, our credit facility, term loans, issuance of OP units and undistributed cash flows.

Mortgage Debt. Generally, we seek to finance our assets with non-recourse secured debt that has amortization, term and interest rate characteristics matched to the term and characteristics of the cash flows from the underlying investments.

Corporate Level Borrowings. We also use corporate-level borrowings, such as revolving loans and term loans, as needed, and when other forms of financing are not available or appropriate. On February 13, 2009, we refinanced our (1) unsecured revolving credit facility, with $25.0 million outstanding as of December 31, 2008, which was scheduled to expire in June 2009, and (2) secured term loan, with $174.3 million outstanding as of December 31, 2008, which was scheduled to mature in June 2009 (but could have been extended to December 2009 at our option), with a secured credit facility consisting of a $165.0 million term loan and a $85.0 million revolving loan with KeyBank National Association, which we refer to as KeyBank, as agent. The new facility bears interest at 2.85% over LIBOR and matures in February 2011 but can be extended until February 2012 at our option. With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of 500.0 million, assuming no prepayments of the term loan are made) by adding properties to the borrowing base or admitting additional lenders. During the second quarter of 2009, we increased the availability under the revolving loan by $40.0 million, by admitting an additional lender to the bank group, thus increasing the total facility to $290.0 million The secured credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base consisting of 75 properties as of December 31, 2009. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of December 31, 2009, the available additional borrowing under the facility was $96.6 million. As of December 31, 2009, $164.3 million was outstanding under the term loan, and $7.0 million was outstanding under the revolving loan. Subsequent to year end, we repaid $35.0 million of the term loan, all of the revolving loan borrowings and increased the availability under the revolving loan by $25.0 million by admitting an additional lender to the bank group.

During the first quarter of 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require us to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 15, 2017, except to preserve our REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of $7.09 per share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election.

Deleveraging. Our primary focus for 2009 was, and our primary focus for 2010 is, to effectively use our capital to deleverage our balance sheet by refinancing, satisfying and repurchasing our indebtedness. During 2009, we reduced our overall consolidated indebtedness by $305.6 million, including $123.4 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average 18.1% discount to the original principal amount.

Common Share Dividends

During 2009, we issued approximately 13.3 million common shares in lieu of cash payments of common share dividends in accordance with Internal Revenue Service Revenue Procedure 2008–68, which we refer to as IRS Rev. Proc. 2008–68. IRS Rev. Proc. 2008–68, through a date certain, allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash. We retained approximately $52.9 million in cash by issuing partial common share dividends during 2009.

Common Share Repurchases

During 2008 and 2007, approximately 1.2 million and 9.8 million common shares/OP units, respectively, were repurchased under our Board of Trustees approved share repurchase program at an average cost of $14.28 and $19.83 per share/OP unit, respectively, in the open market and through private transactions with our employees and OP unit holders. During 2008, we entered into a forward equity commitment to purchase 3.5 million common shares at a price of $5.60 per share. We have prepaid $15.6 million of the $19.6 million purchase price. The contract is required to be settled no later than October 2011. No shares were repurchased in 2009. As of December 31, 2009, 1.1 million common shares/OP units remained eligible for repurchase under the share repurchase authorization.

Direct Share Purchase Plan

During 2009, we issued approximately 4.3 million common shares under our direct share purchase plan raising net proceeds of $20.9 million. The net proceeds were primarily used to retire short-term debt and senior securities at a discount.

Advisory Contracts

General. Members of our management have been in the business of investing in single-tenant net-lease properties since 1973. This experience has enabled us to provide advisory services to various net-lease investors.

Third Party Investors. In 2001, Lexington Realty Advisors, Inc., a wholly-owned taxable REIT subsidiary, which we refer to as LRA, entered into an advisory and asset management agreement to invest and manage an equity commitment of up to $50.0 million on behalf of a private third-party investment fund. The investment fund could, depending on leverage utilized, acquire up to $140.0 million in single-tenant, net-leased office, industrial and retail properties in the United States. Under the agreement, LRA earns acquisition fees (90 basis points of total acquisition costs), annual asset management fees (30 basis points of gross asset value) and an incentive fee (16% of the return in excess of an internal rate of return of 10% earned by the investment fund). During 2007, the investment fund sold one of its two properties, and LRA recognized an incentive fee of $1.1 million, and an additional incentive fee $0.4 million was held back by the investment fund pursuant to the agreement. The investment fund made no purchases in 2009 or 2008.

Affiliated Investors. We provided advisory services to our former co-investment programs and also provide advisory services to NLS. In exchange for providing advisory services to NLS, LRA receives (1) a management fee of 0.375% of the equity capital, as defined, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each asset acquired by NLS.

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

From time to time, in connection with the conduct of our business and generally upon acquisition of a property and prior to surrender by a tenant, we authorize the preparation of Phase I and, when necessary, Phase II environmental reports with respect to our properties. Based upon such environmental reports and our ongoing review of our properties, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of our properties which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown; (2) changes in law; (3) the conduct of tenants; or (4) activities relating to properties in the vicinity of our properties, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect our financial condition and/or results of operations.

Non-Cash Impairment Charges

During 2009, we incurred $175.9 million of non-cash impairment charges related to (1) our investment in Lex-Win Concord and another non-consolidated investment, which are included in equity in earnings (losses) of non-consolidated entities in our Consolidated Statement of Operations, (2) sales and other dispositions of assets at below book value and (3) vacancies of certain assets. In addition, we may continue to take similar non-cash impairment charges, which could be material in amount, due to the current economic environment and the implementation our current business strategy.

Summary of 2009 Transactions and Recent Developments

The following summarizes certain of our transactions during 2009.

Sales. With respect to sales activity, we:

-	sold 15 properties to unaffiliated third parties for an aggregate net proceeds of $108.5 million;

-	transferred two properties to lenders and disposed of one property through bankruptcy;

-	sold our entire interests in two joint ventures generating $12.6 million in net proceeds;

-	sold two notes receivable for an aggregate discounted payoff amount of $3.9 million;

-	raised gross proceeds of $4.8 million in a sale/leaseback land transaction; and

-	sold investments in debt securities for aggregate proceeds of $9.5 million.

Acquisitions. We acquired a property in Greenville, South Carolina for $10.5 million. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not less than $10.7 million and not greater than $11.6 million. If the tenant fails to exercise its purchase option, we have the right to require the tenant to purchase the property for approximately $10.7 million. In addition, we acquired the remainder interests in a parcel of land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of $2.5 million.

Expansions. We funded $9.9 million in 2009 for the completion of a parking garage adjacent to our office building in Baltimore, Maryland, which had an aggregate construction cost of $23.3 million.

Leasing. We entered into 85 lease extensions and new leases encompassing an aggregate 3.8 million square feet, and we received $3.2 million from five lease termination and deferred maintenance payments.

Co-Investment Programs. Lex-Win Concord recognized $230.2 million of other-than-temporary impairments, loan losses and reserves, of which we recognized $66.6 million. In addition, we recorded $68.2 million in impairments on our investment in Lex-Win Concord, reducing our investment to zero.

Financing. With respect to financing activities, we:

-	repurchased $123.4 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average discount of 18.1% to the original principal amount;

-
refinanced our (1) unsecured revolving credit facility, with $25.0 million outstanding as of December 31, 2008, which was scheduled to expire in June 2009, and (2) secured term loan, with $174.3 million outstanding as of December 31, 2008, which was scheduled to mature in June 2009 (or December 2009 at our option), with a secured credit facility consisting of a $165.0 million term loan and a $125.0 million revolving loan with KeyBank, as agent, and $27.9 million was repaid under our credit facilites in 2009;

-	made balloon payments of $11.6 million on property specific, non-recourse mortgage debt;

-	retired $95.2 million in property non-recourse mortgage debt due to sale/transfer of properties to unrelated third parties or lenders; and

-	refinanced a $13.2 million, 8.19% non-recourse mortgage loan due in April 2010 with an $11.5 million, 6.375% non-recourse mortgage loan that matures in August 2014.

Capital. With respect to capital activities, we:

-	issued approximately 13.3 million common shares in connection with our quarterly common share dividends;

-
prepaid $2.8 million in cash on our forward equity commitment to purchase 3.5 million of our common shares at a price of $5.60 per share, leaving approximately $4.0 million remaining of the original $19.6 million purchase price;

-	converted 0.5 million of our Series C Preferred Shares by issuing 3.0 million common shares; and

-	issued approximately 4.3 million common shares under our direct share purchase plan, raising net proceeds of approximately $20.9 million.

Subsequent to December 31, 2009, we:

-	issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes, the terms of which are described above under “Financing Strategy – Corporate Level Borrowings”;

-	sold three properties for gross cash proceeds of $1.8 million, and the purchasers of two of these properties assumed the corresponding mortgage notes ($40.2 million at December 31, 2009);

-	repurchased $23.0 million original principal amount of 5.45% Exchangeable Guaranteed Notes at par;

-
made a 15%, $11.0 million mortgage loan on an office building in Schaumburg, Illinois, which matures January 15, 2012, but can be extended one additional year by the borrower for a 50 basis point fee. The property is leased to Career Education Corporation from January 1, 2011 through December 31, 2022 for an average annual rent of $4.0 million. In addition to the initial $11.0 million investment, we are obligated to lend an additional $7.6 million over the two-year term of the mortgage upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, we will become obligated to lend an additional $12.2 million for tenant improvement costs;

-
made a $17.0 million mezzanine loan secured by  a combination of limited partner interests in entities that own, and second mortgage liens against, five medical facilities. The mezzanine loan is guaranteed by a parent entity and principal and matures in January 2012 and requires payments of interest only at a rate of 14% for the first year and 16% thereafter;

-
repaid $35.0 million on the term loan under our secured credit facility, repaid all outstanding borrowings on the revolving loan under our secured credit facility and increased the availability under the revolving loan by $25.0 million;

-	formed a joint venture with an unaffiliated third party to manage certain of our properties that require such property management services; and

-
purchased a parking lot in a sale/leaseback transaction with an existing tenant, Nevada Power Company, for $3.3 million and financed the purchase with a $2.5 million non-recourse mortgage note, which matures in September 2014, bears interest at 7.5% and has a 25 year amortization schedule. The parking lot is adjacent to our existing property in Las Vegas, Nevada, leased to Nevada Power Company. In connection with this transaction, the Nevada Power Company lease on our existing property has been extended from January 2014 to January 2029, the same expiration date as the parking lot lease.

Other

Employees. As of December 31, 2009, we had 59 full-time employees.

Industry Segments. We operate in primarily one industry segment, investment in net-leased real estate assets.

Web Site. Our Internet address is www.lxp.com and the investor relations section of our web site is located at http://www.snl.com/ irweblinkx/corporateprofile.aspx?iid=103128. We make available, free of charge, on or through the investor relations section of our web site or by contacting our Investor Relations Department, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, which we refer to as the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, our Code of Business Conduct and Ethics governing our trustees, officers and employees and our Complaint Procedures Regarding Accounting and Auditing Matters. Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC’s Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report.

Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, NY 10119-4015, Attn: Investor Relations, telephone: (212) 692-7200, e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, NY 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in June 2009.

Item 1A. Risk Factors

Set forth below are material factors that may adversely affect our business and operations.

We are subject to risks involved in single- tenant leases.

We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property. In addition, we will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.

We rely on revenues derived from major tenants.

Revenues from several of our tenants and/or their guarantors constitute a significant percentage of our base rental revenues. The default, financial distress or bankruptcy of any of the tenants and/or guarantors of these properties could cause interruptions in the receipt of lease revenues and/or result in vacancies, which would reduce our revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sales value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, we may not be able to re-lease the vacant property at a comparable lease rate, or at all, or without incurring additional expenditures in connection with the re-leasing. See “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Overview – Leasing Trends” in Part II, Item 7 of this Annual Report for further discussion.

Our assets may be subject to impairment charges, which could materially adversely affect our business, financial condition and results of operations.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of our investments. During 2009, we incurred $175.9 million of non-cash impairment charges, primarily related to (1) our investment in Lex-Win Concord and another non-consolidated investment, which are included in equity in earnings (losses) of non-consolidated entities in our Consolidated Statement of Operations, (2) sales and other dispositions of assets at below book value and (3) vacancies of certain assets. In addition, we may continue to take similar non-cash impairment charges due to the current economic environment and the implementation of our current business strategy. These impairments could have a material adverse effect on our financial condition and results of operations.

Our notes receivable are subject to delinquency, foreclosure and loss.

Our notes receivable are secured by income-producing properties. These notes are subject to risks of delinquency as well as risk associated with the capital markets. The ability of a borrower to repay a note secured by an income-producing property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a note, it is possible that we would not recover the full value of the note and the collateral may be non-performing.

We face uncertainties relating to lease renewals and re-letting of space.

Upon the expiration of current leases for space located in our properties, we may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants) may be less favorable to us than current lease terms or market rates. If we are unable to re-let promptly all or a substantial portion of the space located in our properties, or if the rental rates we receive upon re-letting are significantly lower than current rates, our earnings and ability to make expected distributions to our shareholders will be adversely affected due to the resulting reduction in rent receipts and increase in our property operating costs. There can be no assurance that we will be able to retain tenants in any of our properties upon the expiration of their leases.

We are highly leveraged, which increases risk of default on our obligations and debt service requirements.

We are highly leveraged compared to certain of our competitors. We have incurred, and may continue to incur, indebtedness in furtherance of our activities. Neither our amended and restated declaration of trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. High levels of leverage may result in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition and results of operations and our ability to pay distributions.

Market interest rates could have an adverse effect on our borrowing costs, profitability and our share price.

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2009, we had outstanding $171.3 million in consolidated variable-rate indebtedness, not subject to an interest-rate swap agreement. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness can increase if we are required to refinance our fixed-rate indebtedness at maturity at higher interest rates.

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

Continued disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.

The United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing at reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy in general.

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

We have engaged and may engage in hedging transactions that may limit gains or result in losses.

We have used derivatives to hedge certain of our liabilities and this has certain risks, including losses on a hedge position, which have in the past and may in the future reduce the return on our investments and such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

We face risks associated with refinancings.

A significant number of our properties, as well as corporate-level borrowings, are subject to mortgage or other secured notes with balloon payments due at maturity. As of December 31, 2009, the consolidated scheduled balloon payments, for the next five calendar years, are as follows:

Year	Non-Recourse Property-Specific Balloon Payments	Corporate Recourse Balloon Payments
2010	$106.0 million	$—
2011	$85.2 million	$171.3 million
2012	$191.0 million	$87.7 million
2013	$234.9 million	$60.7 million
2014	$233.6 million	$—

Our ability to make the scheduled balloon payments will depend upon our cash balances, the amount available under our secured credit facility and our ability either to refinance the related mortgage debt or to sell the related property. If we are unable to refinance or sell the related property, we may convey the property to the lender through foreclosure or the special purpose entity that owns title to the property may declare bankruptcy. However, the failure to pay the balloon payment may strain relationships with our lenders.

Certain of our properties are cross-collateralized, and certain of our indebtedness is cross-defaulted.

As of December 31, 2009, the mortgages on two sets of two properties, one set of four properties and one set of three properties are cross-collateralized. In addition, (1) our credit facility is secured by a borrowing base of interests in 75 properties as of December 31, 2009, (2) our $45.0 million original principal amount secured term loan (of which $35.7 million was outstanding at December 31, 2009) is secured by a borrowing base of interests in certain properties and (3) our $25.0 million secured term loan is secured by interests in three properties. To the extent that any of our properties are cross-collateralized, any default by us under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

In addition, our secured credit facility, secured term loans, 5.45% Exchangeable Guaranteed Notes and 6.00% Convertible Guaranteed Notes (only with respect to recourse indebtedness) contain cross-default provisions, which may be triggered if we default on indebtedness in excess of certain thresholds.

We face possible liability relating to environmental matters.

 Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, we may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under our properties as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on us in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect our ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

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

We carry comprehensive liability, fire, extended coverage and rent loss insurance on most of our properties, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

Future terrorist attacks and the on-going military conflicts could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.

The types of recent terrorist attacks and on-going military conflicts may affect interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. These types of terrorist acts could also result in significant damages to, or loss of, our properties.

We and our tenants may be unable to obtain adequate insurance coverage on acceptable economic terms for losses resulting from acts of terrorism. Our lenders may require that we carry terrorism insurance even if we do not believe this insurance is necessary or cost effective. We may also be prohibited under the applicable lease from passing all or a portion of the cost of such insurance through to the tenant. Should an act of terrorism result in an uninsured loss or a loss in excess of insured limits, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types would adversely affect our financial condition.

Competition may adversely affect our ability to purchase properties.

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial resources than we have that compete with us in seeking properties for acquisition and tenants who will lease space in our properties. Due to our focus on net-lease properties located throughout the United States, and because most competitors are locally and/or regionally focused, we do not encounter the same competitors in each market. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties that we wish to purchase or impact our ability to grow.

Our failure to maintain effective internal controls could have a material adverse effect on our business, operating results and share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information and the trading price of our shares could drop significantly.

We may have limited control over our co-investment programs and joint venture investments.

Our co-investment programs and joint venture investments may involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of co-investment programs and joint venture investments include impasse on decisions, such as a sale, because neither we nor our partner has full control over the co-investment programs or joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in co-investment programs and joint ventures.

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

E. Robert Roskind, our Chairman, beneficially owns a significant number of OP units of our operating partnerships, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell certain properties or reduce mortgage indebtedness on certain properties. Our Chairman may, therefore, have different objectives than our other shareholders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt.

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

We previously announced a restructuring of our investment strategy, focusing on core and core plus assets. A REIT will incur a 100% tax on the net income from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. While we believe that the dispositions of our assets pursuant to the restructuring of our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances. We have not sought and do not intend to seek a ruling from the Internal Revenue Service regarding any dispositions. Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax. If all or a significant portion of those dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our results of operations.

Distribution requirements imposed by law limit our flexibility.

To maintain our status as a REIT for federal income tax purposes, we are generally required to distribute to our shareholders at least 90% of our taxable income for that calendar year. Our taxable income is determined without regard to any deduction for dividends paid and by excluding net capital gains. To the extent that we satisfy the distribution requirement but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed income. In addition, we will incur a 4% nondeductible excise tax on the amount, if any, by which our distributions in any year are less than the sum of (i) 85% of our ordinary income for that year, (ii) 95% of our capital gain net income for that year and (iii) 100% of our undistributed taxable income from prior years. We intend to continue to make distributions to our shareholders to comply with the distribution requirements of the Code and to reduce exposure to federal income and nondeductible excise taxes. Differences in timing between the receipt of income and the payment of expenses in determining our taxable income and the effect of required debt amortization payments could require us to borrow funds on a short-term basis in order to meet the distribution requirements that are necessary to achieve the tax benefits associated with qualifying as a REIT.

Certain limitations limit a third party’s ability to acquire us or effectuate a change in our control.

Limitations imposed to protect our REIT status. In order to protect us against the loss of our REIT status, among other restrictions, our declaration of trust limits any shareholder from owning more than 9.8% in value of our outstanding equity shares, defined as common shares or preferred shares, subject to certain exceptions. The ownership limit may have the effect of precluding acquisition of control of us.

Severance payments under employment agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control. We have entered into employment agreements with four of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), those executive officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in the employment agreements. Accordingly, these payments may discourage a third party from acquiring us.

Our ability to issue additional shares. Our amended and restated declaration of trust authorizes our Board of Trustees to cause us to issue shares of any class, including preferred shares, without shareholder approval. Our Board of Trustees is able to establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders’ best interests. At December 31, 2009, in addition to common shares, we had outstanding 3,160,000 Series B Preferred Shares that we issued in June 2003, 2,095,200 Series C Preferred Shares, that we issued in December 2004 and January 2005, and 6,200,000 Series D Preferred Shares, that we issued in February 2007. Our Series B, Series C and Series D Preferred Shares include provisions that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which he otherwise would have become an interested shareholder. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder, or an affiliate of an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders’ best interests. In connection with the Newkirk Merger, Vornado Realty Trust, which we refer to as Vornado, was granted a limited exemption from the definition of “interested shareholder.”

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a Maryland REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquiror, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders’ meeting or if the acquiring person does not deliver an acquiring person statement as required under the statute, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders’ meeting and the acquiror becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. Our amended and restated by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.

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

Actual or constructive ownership of our capital shares in excess of the share ownership limits contained in our amended and restated declaration of trust would cause the violative transfer or ownership to be void or cause the shares to be transferred to a charitable trust and then sold to a person or entity who can own the shares without violating these limits. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex, and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.

However, these restrictions and limits may not be adequate in all cases to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limits discussed above may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control could involve a premium price for the common shares or otherwise be in shareholders’ best interests.

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

Our growth strategy is based on the acquisition and development of additional properties and related assets, including acquisitions of large portfolios and real estate companies and acquisitions through co-investment programs and joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the acquisition of a newly constructed property. We may provide a developer with a commitment to acquire a property upon completion of construction of a property and commencement of rent from the tenant or with a first mortgage which is satisfied upon conveyance of a fully constructed and leased facility. Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of an extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. Our ability to implement our strategy may be impeded because we may have difficulty finding new properties and investments at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected. Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment and new project development are subject to numerous risks, including risks of construction delays, cost overruns or force majeure events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.

Some of our acquisitions and developments may be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that may result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed, or cash available for distribution to shareholders may be adversely affected.

The concentration of ownership by certain investors may limit other shareholders from influencing significant corporate decisions.

At December 31, 2009, Vornado beneficially owned approximately 18.5 million common shares, and E. Robert Roskind, our Chairman, beneficially owned approximately 0.8 million of our common shares and 1.5 million OP units, which are currently redeemable for approximately 1.7 million common shares, or with respect to a portion of the OP units, at our election, cash. Each of Vornado and Mr. Roskind may have substantial influence over us and on the outcome of any matters submitted to our shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between each of Vornado and Mr. Roskind and our other equity or debt holders. In addition, Vornado engages in a wide variety of activities in the real estate business and may engage in activities that result in conflicts of interest with respect to matters affecting us, such as competition for properties and tenants.

Securities eligible for future sale may have adverse effects on our share price.

An aggregate of approximately 7.6 million of our common shares are issuable upon the exercise of employee share options and on the exchange of OP units. Depending upon the number of such securities exercised or exchanged at one time, an exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

We are dependent upon our key personnel.

We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on our executive officers for business direction. We have entered into two-year employment agreements with E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, T. Wilson Eglin, our Chief Executive Officer, President and Chief Operating Officer and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer.

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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2009, we had ownership interests in approximately 38.3 million square feet of rentable space in approximately 210 consolidated office, industrial and retail properties. As of December 31, 2009, these properties were approximately 91.5% leased based upon net rentable square feet.

Our properties are generally subject to net leases; however, in certain leases we are responsible for roof, structural and other repairs. In addition, certain of our properties (including those held through non-consolidated entities) are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. We are responsible for all operating expenses of any vacant properties, and we may be responsible for a significant amount of operating expenses of multi-tenant properties.

Ground Leases. Certain of our properties are subject to long-term ground leases where a third party owns and leases the underlying land to us. Certain of these properties are economically owned through the holding of industrial revenue bonds and as such, neither ground lease payments nor bond interest payments are made or received, respectively. For certain of the properties held under a ground lease, we have a purchase option. At the end of these long-term ground leases, unless extended or the purchase option exercised, the land together with all improvements thereon reverts to the landowner. In addition, we have one property in which a portion of the land, on which a portion of the parking lot is located, is subject to a ground lease. At expiration of the ground lease, only that portion of the parking lot reverts to the landowner.

Leverage. As of December 31, 2009, we had outstanding mortgages, notes payable and corporate level debt of approximately $2.1 billion with a weighted-average interest rate of approximately 5.7%.

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2015	100%
13430 N. Black Canyon Fwy	Phoenix	AZ	Multi-tenanted	138,940	Various	100%
2211 S. 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	11/14/2012	100%
2005 E. Technology Circle	Tempe	AZ	(i) Structure, LLC (Infocrossing, Inc.)	60,000	12/31/2025	100%
275 S. Valencia Ave	Brea	CA	Bank of America NT & SA	637,503	6/30/2012	100%
17770 Cartwright Rd	Irvine	CA	Multi-tenanted	143,165	Various	81%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2012	100%
1500 Hughes Way	Long Beach	CA	Multi-tenanted	490,054	Various	67%
2706 Media Center Dr.	Los Angeles	CA	Playboy Enterprises, Inc.	83,252	11/7/2012	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/13/2013	100%
5724 W. Las Positas Blvd.	Pleasanton	CA	NK Leasehold LLC	40,914	11/30/2010	100%
255 California St.	San Francisco	CA	Multi-tenanted	173,455	Various	67%
9201 E. Dry Creek Rd	Centennial	CO	The Shaw Group, Inc.	128,500	9/30/2017	100%
1110 Bayfield Dr.	Colorado Springs	CO	Honeywell International, Inc.	166,575	11/30/2013	100%
5550 Tech Center Dr.	Colorado Springs	CO	Vacant	61,690	None	0%
3940 S. Teller St.	Lakewood	CO	MoneyGram Payment Systems, Inc.	68,165	3/31/2012	100%
1315 W. Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	106,877	4/30/2017	100%
10 John St.	Clinton	CT	Vacant	41,188	None	0%
200 Executive Blvd. S.	Southington	CT	Hartford Fire Insurance Company	153,364	12/31/2012	100%
100 Barnes Rd	Wallingford	CT	3M Company	44,400	12/31/2010	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Océ Printing Systems USA, Inc. (Océ -USA Holding, Inc.)	136,789	2/14/2020	100%
12600 Gateway Blvd.	Fort Meyers	FL	Gartner, Inc.	62,400	1/31/2013	100%
550 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, NA	125,920	9/30/2015	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, NA	125,155	9/30/2015	100%
6277 Sea Harbor Dr.	Orlando	FL	Vacant	355,840	None	0%
9200 S. Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2013	100%
Sandlake Rd./Kirkman Rd	Orlando	FL	Lockheed Martin Corporation	184,000	4/30/2013	100%
4200 RCA Blvd.	Palm Beach Gardens	FL	The Wackenhut Corporation	114,518	2/28/2011	100%
2223 N. Druid Hills Rd	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2014	100%
6303 Barfield Rd	Atlanta	GA	International Business Machines Corporation (Internet Security Systems, Inc.)	238,600	5/31/2013	100%
859 Mount Vernon Hwy	Atlanta	GA	International Business Machines Corporation (Internet Security Systems, Inc.)	50,400	5/31/2013	100%
956 Ponce de Leon Ave	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2014	100%
4545 Chamblee-Dunwoody Rd	Chamblee	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2014	100%

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2014	100%
160 Clairemont Ave	Decatur	GA	Multi-tenanted	121,686	Various	71%
3468 Georgia Hwy 120	Duluth	GA	Vacant	10,341	None	0%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2014	100%
825 Southway Dr. Blvd.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2014	100%
1698 Mountain Industrial	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2014	100%
4000 Johns Creek Pkwy	Suwanee	GA	Kraft Foods North America, Inc.	87,219	1/31/2012	100%
King St.	Honolulu	HI	Multi-tenanted	239,291	Various	96%
1275 N.W. 128th St.	Clive	IA	Principal Life Insurance Company	61,180	1/31/2012	100%
101 E. Erie St.	Chicago	IL	Draftfcb, Inc. (Interpublic Group of Companies, Inc.)	230,684	3/15/2014	100%
850 & 950 Warrenville Rd	Lisle	IL	National Louis University	99,414	12/31/2019	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2020	100%
10475 Crosspoint Blvd.	Fishers	IN	John Wiley & Sons, Inc.	141,047	10/31/2019	88%
5757 Decatur Blvd.	Indianapolis	IN	Allstate Insurance Company	89,956	8/31/2012	100%
11201 Renner Blvd.	Lenexa	KS	Applebee’s Services, Inc. (DineEquity, Inc.)	178,000	7/31/2023	100%
5200 Metcalf Ave	Overland Park	KS	Swiss Re American Holding Corporation	320,198	12/22/2018	100%
2300 Litton Lane	Hebron	KY	Multi-tenanted	80,440	Various	100%
4455 American Way	Baton Rouge	LA	Bell South Mobility, Inc.	70,100	10/31/2012	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Association	52,337	12/31/2022	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	7/1/2015	100%
100 Light St.	Baltimore	MD	Multi-tenanted	523,240	Various	27%
37101 Corporate Dr.	Farmington Hills	MI	TEMIC Automotive of North America, Inc.	119,829	12/31/2016	100%
26555 Northwestern Hwy	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
3165 McKelvey Rd	Bridgeton	MO	BJC Health System	52,994	3/31/2013	100%
9201 Stateline Rd	Kansas City	MO	Swiss Re American Holding Corporation	155,925	4/1/2019	100%
200 Lucent Lane	Cary	NC	Alcatel-Lucent USA, Inc.	124,944	9/30/2011	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, LLC (Infocrossing, Inc.)	85,200	11/30/2025	100%
700 US Hwy. Route 202-206	Bridgewater	NJ	Biovail Pharmaceuticals, Inc. (Biovail Corporation)	115,558	10/31/2014	100%
389 & 399 Interpace Hwy	Parsippany	NJ	Sanofi-aventis U.S., Inc. (Aventis, Inc. & Aventis Pharma Holding GmbH)	340,240	1/31/2010	100%
333 Mount Hope Ave	Rockaway	NJ	BASF Corporation	95,500	9/30/2014	100%
1415 Wyckoff Rd	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd	Whippany	NJ	CAE SimuFlite, Inc.	123,734	11/30/2021	100%

LEXINGTON CONSOLIDATED PORTFOLIO
PROPERTY CHART
OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
6226 W. Sahara Ave	Las Vegas	NV	Nevada Power Company	282,000	1/31/2014	100%
180 S. Clinton St.	Rochester	NY	Frontier Corporation	226,000	12/31/2014	100%
2000 Eastman Dr.	Milford	OH	Siemens Shared Services, LLC	221,215	4/30/2016	100%
500 Olde Worthington Rd	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%
4848 129th E. Ave	Tulsa	OK	HSBC Card Services, Inc. (HSBC Finance Corporation)	101,100	1/31/2011	100%
275 Technology Dr.	Canonsburg	PA	ANSYS, Inc.	107,872	12/31/2014	100%
2550 Interstate Dr.	Harrisburg	PA	New Cingular Wireless PCS, LLC	81,859	12/31/2013	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius, LLC	307,775	1/31/2014	100%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
2210 Enterprise Dr.	Florence	SC	JPMorgan Chase Bank, NA	179,300	6/30/2013	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2014	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2014	100%
400 E. Stone Ave	Greenville	SC	Canal Insurance Company	128,041	12/31/2029	100%
15 Nijborg	3927 DA Renswoude	The Netherlands	AS Watson (Health & Beauty Continental Europe, BV)	17,610	12/20/2011	100%
17 Nijborg	3927 DA Renswoude	The Netherlands	AS Watson (Health & Beauty Continental Europe, BV)	114,195	6/14/2018	100%
207 Mockingbird Lane	Johnson City	TN	SunTrust Bank	63,800	11/30/2011	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2014	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
350 Pine St.	Beaumont	TX	Multi-tenanted	425,198	Various	82%
4001 International Pkwy	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	138,443	7/31/2015	100%
4201 Marsh Ln	Carrollton	TX	Carlson Restaurants Worldwide, Inc. (Carlson Companies, Inc.)	130,000	11/30/2018	100%
6301 Gaston Ave	Dallas	TX	Multi-tenanted	173,855	Various	63%
11511 Luna Rd	Farmers Branch	TX	Haggar Clothing Company (Texas Holding Clothing Corporation & Haggar Corporation)	180,507	4/30/2016	100%
10001 Richmond Ave	Houston	TX	Baker Hughes, Inc.	554,385	9/27/2015	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	3/31/2021	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
16676 Northchase Dr.	Houston	TX	Anadarko Petroleum Corporation	101,111	7/31/2014	100%
810 & 820 Gears Rd	Houston	TX	IKON Office Solutions, Inc.	157,790	1/31/2013	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	3/31/2023	100%
8900 Freeport Pkwy	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2013	100%
6200 Northwest Pkwy	San Antonio	TX	United HealthCare Services, Inc.	142,500	11/30/2017	100%
12645 W. Airport Rd	Sugar Land	TX	Baker Hughes, Inc.	165,836	9/27/2015	100%
2050 Roanoke Rd	Westlake	TX	Chrysler Financial Services Americas, LLC	130,290	12/31/2011	100%
295 Chipeta Way	Salt Lake City	UT	University of Utah	295,000	9/15/2018	100%
100 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	67,508	Various	95%
120 E. Shore Dr.	Glen Allen	VA	Capital One Services, LLC	77,045	3/31/2012	100%
130 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	79,675	Various	100%
400 Butler Farm Rd	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2014	100%
421 Butler Farm Rd	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	56,515	1/14/2010	100%
13651 McLearen Rd	Herndon	VA	US Government	159,664	5/30/2018	100%
13775 McLearen Rd	Herndon	VA	Equant, Inc. (Equant N.V.)	125,293	4/30/2015	100%
2800 Waterford Lake Dr.	Richmond	VA	Alstom Power, Inc.	99,057	10/31/2014	100%
22011 S.E. 51st St.	Issaquah	WA	OSI Systems, Inc. (Instrumentarium Corporation)	95,600	12/14/2014	100%
5150 220th Ave	Issaquah	WA	OSI Systems, Inc. (Instrumentarium Corporation)	106,944	12/14/2014	100%
			Office Total	16,364,876

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 E.	Moody	AL	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	595,346	1/2/2014	100%
1665 Hughes Way	Long Beach	CA	Vacant	200,541	None	0%
2455 Premier Dr.	Orlando	FL	Walgreen Company	205,016	3/31/2011	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time, Inc.)	229,605	6/30/2020	100%
1420 Greenwood Rd	McDonough	GA	Versacold USA, Inc.	296,972	10/31/2017	100%
7500 Chavenelle Rd	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
3686 S. Central Ave	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	90,000	12/31/2014	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	336,350	6/30/2025	100%
730 N. Black Branch Rd	Elizabethtown	KY	Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	167,770	6/30/2025	100%
750 N. Black Branch Rd	Elizabethtown	KY	Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	539,592	6/30/2025	100%
301 Bill Bryan Rd	Hopkinsville	KY	Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	424,904	6/30/2025	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
4010 Airpark Dr.	Owensboro	KY	Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	211,598	6/30/2025	100%
5001 Greenwood Rd	Shreveport	LA	Libbey Glass, Inc. (Libbey, Inc.)	646,000	10/31/2026	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	972,625	4/30/2019	100%
1601 Pratt Ave	Marshall	MI	Joseph Campbell Company	58,300	3/31/2010	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC (Tower Automotive Holdings I, LLC)	290,133	10/31/2012	100%
7111 Crabb Rd	Temperance	MI	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	744,570	8/4/2012	100%
7670 Hacks Cross Rd	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Inc.)	268,104	2/28/2016	100%
1133 Poplar Creek Rd	Henderson	NC	Staples, Inc.	196,946	1/31/2014	100%
250 Swathmore Ave	High Point	NC	Steelcase, Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
2203 Sherrill Dr.	Statesville	NC	LA-Z-Boy Greensboro, Inc. (LA-Z-Boy, Inc.)	639,600	4/30/2010	100%
121 Technology Dr.	Durham	NH	Heidelberg Web Systems, Inc.	500,500	3/30/2021	100%
1109 Commerce Blvd.	Swedesboro	NJ	Vacant	262,644	None	0%
75 N. St.	Saugerties	NY	Rotron, Inc. (EG&G)	52,000	12/31/2014	100%
10590 Hamilton Ave	Cincinnati	OH	The Hillman Group, Inc.	248,200	8/31/2016	100%
1650 - 1654 Williams Rd	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
7005 Cochran Rd	Glenwillow	OH	Royal Appliance Manufacturing Company	458,000	7/31/2025	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	Month to Month	41%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	5/31/2010	100%
10345 Philipp Pkwy	Streetsboro	OH	L'Oreal USA S/D, Inc. (L’Oreal USA, Inc.)	649,250	10/17/2019	100%
250 Rittenhouse Circle	Bristol	PA	Vacant	255,019	None	0%
245 Salem Church Rd	Mechanicsburg	PA	Exel Logistics, Inc. (NFC plc)	252,000	12/31/2012	100%
34 E. Main St.	New Kingston	PA	Vacant	179,200	None	0%
6 Doughten Rd	New Kingston	PA	Vacant	330,000	None	0%
224 Harbor Freight Rd	Dillon	SC	Harbor Freight Tools USA, Inc. (Central Purchasing, Inc.)	1,010,859	12/31/2021	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	CEVA Logistics U.S., Inc. (TNT Holdings B.V.)	1,164,000	8/4/2012	100%
6050 Dana Way	Antioch	TN	W.M. Wright Company	674,528	3/31/2021	52%
477 Distribution Pkwy	Collierville	TN	Federal Express Corporation	120,000	5/31/2021	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2016	100%
3350 Miac Cove Rd	Memphis	TN	Mimeo.com, Inc.	141,359	9/30/2020	84%
3456 Meyers Ave	Memphis	TN	Sears, Roebuck & Company	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro, LP (Ingram Micro, Inc.)	701,819	9/25/2011	100%
19500 Bulverde Rd	San Antonio	TX	Harcourt, Inc. (Harcourt General, Inc.)	559,258	3/31/2016	100%
2425 Hwy 77 N.	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie N.V.)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods North America, Inc.	344,700	5/31/2011	100%
			Industrial Total	19,592,832

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/OTHER

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
302 Coxcreek Pkwy	Florence	AL	The Kroger Company	42,130	7/1/2013	100%
5544 Atlanta Hwy	Montgomery	AL	Vacant	60,698	None	0%
10415 Grande Ave	Sun City	AZ	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Rd	San Diego	CA	Sears Holding Corporation	107,210	12/31/2018	100%
10340 U.S. 19	Port Richey	FL	Kingswere Furniture	53, 280	10/31/2018	100%
2010 Apalachee Pkwy	Tallahassee	FL	Kohl’s Department Stores, Inc.	102,381	1/31/2028	100%
1032 Fort St. Mall	Honolulu	HI	Macy’s Department Stores, Inc.	85,610	4/30/2019	100%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
5104 N. Franklin Rd	Lawrence	IN	Marsh Supermarkets, Inc.	28,721	10/31/2013	100%
205 Homer Rd	Minden	LA	Brookshire Grocery	35,000	11/30/2012	100%
35400 Cowan Rd	Westland	MI	Vacant	101,402	None	0%
24th St. W. & St. John’s Ave	Billings	MT	Safeway Stores, Inc.	40,800	5/31/2015	100%
104 Branchwood Shopping Center	Jacksonville	NC	Food Lion, Inc. (Delhaize America, Inc.)	23,000	2/28/2013	100%
US 221 & Hospital Rd	Jefferson	NC	Food Lion, Inc. (Delhaize America, Inc.)	23,000	2/28/2013	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, Inc. (Delhaize America, Inc.)	23,000	2/28/2013	100%
835 Julian Ave	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
900 S. Canal St.	Carlsbad	NM	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
130 Midland Ave	Port Chester	NY	Pathmark Stores, Inc.	59,000	10/31/2013	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4733 Hills and Dales Rd	Canton	OH	Bally’s Total Fitness of the Midwest (Bally’s Health & Tennis Corporation)	37,214	6/30/2011	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Company, Inc.	46,350	2/26/2018	100%
1084 E. Second St.	Franklin	OH	Marsh Supermarkets, Inc.	29,119	10/31/2013	100%
5350 Leavitt Rd	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
N.E.C. 45th Street & Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc.	30,757	3/31/2014	100%
6910 S. Memorial Hwy	Tulsa	OK	Toys “R” Us, Inc.	43,123	5/31/2011	100%
12525 S.E. 82nd Ave	Clackamas	OR	Toys “R” Us, Inc.	42,842	5/31/2011	100%
S. Carolina 52/52 Bypass	Moncks Corner	SC	Food Lion, Inc. (Delhaize America, Inc.)	23,000	2/28/2013	100%
811 U.S. Highway 17	North Myrtle Beach	SC	Vacant	41,021	None	0%
399 Peach Wood Centre Dr.	Spartanburg	SC	Best Buy Company, Inc.	45,800	2/26/2018	100%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC	42,130	7/1/2010	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/OTHER

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1053 Mineral Springs Rd	Paris	TN	The Kroger Company	31,170	7/1/2013	100%
3040 Josey Lane	Carrollton	TX	Ong’s Family, Inc.	61,000	1/31/2021	100%
4121 S. Port Ave	Corpus Christi	TX	Cafeteria Operators, LP (Furr’s Restaurant Group, Inc.)	10,000	4/30/2012	100%
1610 S. Westmoreland Ave	Dallas	TX	Malone’s Food Stores	68,024	3/31/2017	100%
119 N. Balboa Rd	El Paso	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
3451 Alta Mesa Blvd.	Fort Worth	TX	Minyard Food Stores, Inc.	44,000	5/31/2012	100%
101 W. Buckingham Rd	Garland	TX	Minyard Food Stores, Inc.	40,000	11/30/2012	100%
4811 Wesley St.	Greenville	TX	Safeway Stores, Inc.	48,492	5/31/2011	100%
120 S. Waco St.	Hillsboro	TX	Brookshire Grocery	35,000	11/30/2012	100%
13133 Steubner Ave	Houston	TX	The Kroger Company	52,200	12/29/2011	100%
901 W. Expressway	McAllen	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
402 E. Crestwood Dr.	Victoria	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
3211 W. Beverly St.	Staunton	VA	Food Lion, Inc. (Delhaize America, Inc.)	23,000	2/28/2013	100%
9803 Edmonds Way	Edmonds	WA	Pudget Consumers Co-op d/b/a PCC Natural Markets	34,459	8/31/2028	100%
18601 Alderwood Mall Blvd.	Lynnwood	WA	Toys “R” Us, Inc.	43,105	5/31/2011	100%
1700 State Route 160	Port Orchard	WA	Moran Foods, Inc. d/b/a Save-A-Lot, Ltd.	27,968	1/31/2015	57%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
			Retail/Other Subtotal	2,366,085
			Consolidated Portfolio Grand Total	38,323,793

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
OFFICE
5201 W. Barraque St.	Pine Bluff	AR	Entergy Services, Inc.	27,189	10/31/2015	100%
Route 64 W. & Junction 333	Russellville	AR	Entergy Gulf States	191,950	5/9/2016	100%
19019 N. 59th Ave	Glendale	AZ	Honeywell International, Inc.	252,300	7/15/2011	100%
8555 S. River Pkwy	Tempe	AZ	ASM Lithography, Inc. (ASM Lithography Holding NV)	95,133	6/30/2013	100%
1440 E. 15th St.	Tucson	AZ	CoxCom, Inc.	28,591	7/31/2022	100%
10419 N. 30th St.	Tampa	FL	Time Customer Service, Inc.	132,981	6/30/2020	100%
2500 Patrick Henry Pkwy	McDonough	GA	Georgia Power Company	111,911	6/30/2015	100%
3500 N. Loop Court	McDonough	GA	Litton Loan Servicing, LP	62,218	8/31/2018	100%
3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
101 E. Washington Blvd.	Fort Wayne	IN	American Electric Power	348,452	10/31/2016	100%
9601 Renner Blvd.	Lenexa	KS	Voicestream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
70 Mechanic St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	251,914	7/1/2014	100%
First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive, Inc.)	180,230	4/30/2014	100%
3943 Denny Ave	Pascagoula	MS	Northrop Grumman Systems Corporation	94,841	10/14/2013	100%
3201 Quail Springs Pkwy	Oklahoma City	OK	AT& T Wireless Services, Inc.	128,500	11/30/2010	90%
2999 SW 6th St.	Redmond	OR	VoiceStream PCS I, LLC (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
265 Lehigh St.	Allentown	PA	Wachovia Bank National Association	71,230	10/31/2010	100%
420 Riverport Rd	Kingport	TN	Kingsport Power Company	42,770	6/30/2013	100%
2401 Cherahala Blvd.	Knoxville	TN	Advance PCS, Inc.	59,748	5/31/2013	100%
601 & 701 Experian Pkwy	Allen	TX	Experian Information Solutions, Inc. (Experian Holdings, Inc.)	292,700	3/15/2018	100%
1401 & 1501 Nolan Ryan Pkwy	Arlington	TX	Siemens Shared Services, LLC	236,547	1/31/2014	100%
1200 Jupiter Rd	Garland	TX	Raytheon Company	278,759	5/31/2011	100%
2529 W. Thorne Dr.	Houston	TX	Baker Hughes, Inc.	65,500	9/27/2015	100%
26410 McDonald Rd	Houston	TX	Montgomery County Management Company, LLC	41,000	10/31/2019	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	75,016	6/30/2015	100%
11555 University Blvd.	Sugar Land	TX	KS Management Services, LLP (St. Luke’s Episcopal Health System Corporation)	72,683	11/30/2020	100%
1600 Eberhardt Rd	Temple	TX	Nextel of Texas	108,800	1/31/2016	100%
6455 State Hwy 303 N.E.	Bremerton	WA	Nextel West Corporation	60,200	7/14/2016	100%
			Office Total	3,622,225

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
INDUSTRIAL
109 Stevens St.	Jacksonville	FL	Cardinal Unijax, LLC and Camelot Drive Holdings, LLC	168,800	3/31/2010	35%
359 Gateway Dr.	Livonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
3600 Army Post Rd	Des Moines	IA	Electronic Data Systems, LLC	405,000	4/30/2012	100%
2935 Van Vactor Way	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%
1700 47th Ave N.	Minneapolis	MN	Owens Corning Roofing and Asphalt, LLC	18,620	6/30/2015	100%
324 Industrial Park Rd	Franklin	NC	SKF USA, Inc.	72,868	12/31/2014	100%
736 Addison Rd	Erwin	NY	Corning, Inc.	408,000	11/30/2016	100%
590 Ecology Lane	Chester	SC	Owens Corning, Inc.	420,597	7/14/2025	100%
120 S.E. Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2013	100%
9110 Grogans Mill Rd	Houston	TX	Baker Hughes, Inc.	275,750	9/27/2015	100%
2424 Alpine Rd	Eau Claire	WI	Silver Spring Gardens, Inc. (Huntsinger Farms, Inc.)	159,000	4/30/2027	100%
			Industrial Total	3,049,139

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART

Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
RETAIL/OTHER
101 Creger Dr.	Ft. Collins	CO	Lithia Motors	10,000	5/31/2012	100%
11411 N. Kelly Ave	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
25500 State Hwy 249	Tomball	TX	Parkway Chevrolet, Inc. (R. Durdin, J. Durdin)	77,076	8/31/2026	100%
			Retail/Other Total	101,000
			Non-Consolidated Portfolio Grand Total	6,772,364

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

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08)

On June 30, 2006, we, including a co-investment program as it relates to the Antioch claim, sold to Deutsche Bank Securities, Inc., which we refer to as Deutsche Bank, (1) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.4 million, which we refer to as the Farmington Hills claim and (2) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.7 million, which we refer to as the Antioch claim. Under the terms of the agreements covering the sale of the claims, we are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank to us. On October 12, 2007, Dana Corporation filed an objection to both claims. We assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by us that the objections were without merit, the holders of the claims, without our consent, settled the allowed amount of the claims at $6.5 million for the Farmington Hills claim and $7.2 million for the Antioch claim. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $0.8 million plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by us, Deutsche Bank and SPCP Group, LLC filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1.2 million plus interest and expenses.

We answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, a preliminary conference occurred on February 1, 2010. A briefing schedule was established for both plaintiffs and defendants to file motions for summary judgment, while reserving all rights to future depositions and discovery if the court finds there are outstanding questions of fact and denies the motions. The motions must be filed on or before March 11, 2010, with oppositions due on April 13, 2010 and replies due on April 28, 2010. The hearing on the motions has been initially scheduled for May 19, 2010, subject to the court’s availability.

We intend to file a motion for summary judgment and to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools and (3) the contract language that supports the plaintiff’s position was specifically negotiated out of the agreement covering the sale of the claims.

Inland American (Concord) Sub, LLC v. Lex-Win Concord LLC and Concord Debt Holdings LLC (Delaware Court of Chancery – C.A. No. 4617-VCL)

On May 22, 2009, Inland American (Concord) Sub, LLC, which we refer to as Inland Concord, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., filed a legal action against Lex-Win Concord and Concord generally seeking declaratory relief that Inland Concord should not be required to satisfy a May 11, 2009 capital call made by Concord in the amount of $24.0 million and that Inland Concord is entitled to a priority return of its capital. Lex-Win Concord filed counterclaims against Inland Concord, which state, in general, that Inland Concord is in material breach of their agreements with Lex-Win Concord and seeking to recover all losses incurred by it as a result of such breach.

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action, which would provide for, among other things, (1) no obligation on any of the parties to make additional contributions to Concord, (2) the allocation of distributions equally among Inland Concord, Winthrop and us and (3) the formation of a new entity to be owned by subsidiaries of Inland Concord, Winthrop and us which, under certain circumstances, would contribute assets to Concord Real Estate CDO 2006-1, LTD, which we refer to as CDO-1. The effectiveness of the settlement agreement is conditioned on certain conditions, including the ability of certain CDO-1 bonds held by a subsidiary of Concord to be cancelled.

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court)

On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), or Elsevier, the former tenant in our Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration.

Elsevier filed its answer during the third quarter of 2009. We then filed a motion to strike certain of Elsevier’s affirmative defenses because several are insufficiently pled under Florida law, several are not legal defenses to the claims at issue, and several are not affirmative defenses at all. Elsevier filed a motion opposing our motion to strike Elsevier’s affirmative defenses and the court granted our motion to strike Elsevier’s affirmative defenses with leave for Elsevier to amend its answer by November 9, 2009.

In October, 2009, Elsevier paid a portion of past due rent, but a rent and real estate tax reimbursement balance of $1.1 million (not including default interest) remains unpaid.

Trial is set for April 2011. We filed a motion to amend our complaint to add additional allegations of breach including code violations and failure to remove items from the premises, which Elsevier opposed, and a hearing is set for March 3, 2010. Expert inspections have occurred and expert reports are being prepared. Discovery is continuing.

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
E. Robert Roskind Age 64
Mr. Roskind again became our Chairman on March 20, 2008, after initially serving as Chairman from October 1993 to December 31, 2006 and Co-Chief Executive Officer from October 1993 to January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts and as a member of the Board of Directors of LCP REIT Advisors, the external advisor to LCP Investment Corporation, a Japanese real estate investment trust listed on the Tokyo Stock Exchange.

Richard J. Rouse Age 64
Mr. Rouse became our Vice Chairman again on March 21, 2008, having previously served as our Co-Vice Chairman from December 31, 2006 to March 21, 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003, and continues to serve as our Chief Investment Officer since January 2003 and as one of our trustees since October 1993.

T. Wilson Eglin Age 45
Mr. Eglin has served as our Chief Executive Officer since January 2003, our Chief Operating Officer since October 1993, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996. Mr. Eglin is a member of the Investment Committee of Concord appointed by us.

Patrick Carroll Age 46
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

Paul R. Wood Age 49	Mr. Wood has served as one of our Vice Presidents, and our Chief Accounting Officer and Secretary since October 1993.

PART II.

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2009	$6.41	$3.96
September 30, 2009	5.98	2.81
June 30, 2009	5.74	2.22
March 31, 2009	6.08	1.93
December 31, 2008	16.85	2.99
September 30, 2008	17.24	11.82
June 30, 2008	15.77	13.55
March 31, 2008	16.11	12.40

The per share closing price of our common shares was $5.94 on February 25, 2010.

Holders. As of February 25, 2010, we had approximately 4,291 common shareholders of record.

Dividends. We have made quarterly distributions since October 1986 without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2009		2008	2007	2006	2005
March 31,	$0.18		$2.475	$0.5975	$0.365	$0.360
June 30,	$0.18	(1)	$0.33	$0.375	$0.365	$0.360
September 30,	$0.18	(1)	$0.33	$0.375	$0.365	$0.360
December 31,	$0.18	(1)	$0.33	$0.375	$0.365	$0.360

(1) Dividend paid 90% in our common shares and 10% in cash.

During the fourth quarter of 2007, we declared a special dividend of $2.10 per common share which was paid in January 2008. During the fourth quarter 2006, we declared a special dividend of $0.2325 per common share which was paid in January 2007.

During 2009, we issued an aggregate 13,304,198 common shares in lieu of cash payments of common share dividends during the quarters ended June 30, September 30 and December 31, 2009 in accordance with IRS Rev. Proc. 2008–68.

Due to the sale of properties, a reduction in estimated taxable income, and the desire to retain capital and strengthen our balance sheet, the dividend per common share has been reduced to $0.10 per quarter for 2010, which we expect will be paid cash.

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

We maintain a dividend reinvestment and direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges. We currently offer a 2.5% discount on the common shares purchased under the plan. We may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling our obligations under the dividend reinvestment program. Currently all of the common shares issued under this program are new common shares issued by us. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares directly from us. In 2009, we issued approximately 4.3 million common shares under the direct share purchase component, raising net proceeds of $20.9 million.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2009, with respect to the compensation plan under which our equity securities are authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,252,000	$5.60	2,289,164
Equity compensation plans not approved by security holders	0	0	—
Total	2,252,000	$5.60	2,289,164

Comparison of Cumulative Five Year Total Return

		INDEXED RETURNS
	Base	Years Ending
	Period
Company / Index	2004	2005	2006	2007	2008	2009
Lexington Realty Trust	100	100.52	116.31	93.17	35.44	51.36
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
Russell 2000 Index	100	104.55	123.76	121.82	80.66	102.58
NAREIT Equity REIT Index	100	112.16	151.49	127.72	79.53	101.79

Recent Sales of Unregistered Securities.

None, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Share Repurchase Program.

The following table summarizes repurchases of our common shares/OP units during the fourth quarter of 2009 pursuant to publicly announced repurchase plans:

Period	Total Number of Shares/Units Purchased	Average Price Paid per Share/Unit ($)	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
October 1 — 31, 2009	—	$—	—	1,056,731
November 1 — 30, 2009	—	—	—	1,056,731
December 1 — 31, 2009	—	—	—	1,056,731
Fourth Quarter 2009	—	$—	—	1,056,731

(1) Share repurchase plan most recently announced on December 17, 2007.

During the year ended December 31, 2009, we repurchased $123.4 million original principal amount of our 5.45% Exchangeable Guaranteed Notes at an average discount of 18.1% to the original principal amount.

Item 6. Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2009. Selected consolidated financial data amounts presented in the table below for all periods presented. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report. ($000’s, except per share data)

	2009	2008	2007	2006	2005
Total gross revenues	$376,621	$418,149	$401,176	$179,416	$152,403
Expenses applicable to revenues	(257,462)	(303,724)	(271,625)	(99,976)	(76,157)
Interest and amortization expense	(131,629)	(152,904)	(160,647)	(60,660)	(51,319)
Income (loss) from continuing operations	(156,638)	(1,471)	984	(8,770)	14,663
Total discontinued operations	(54,634)	(1,997)	90,945	14,997	20,783
Net income (loss)	(211,272)	(3,468)	91,929	6,227	35,446
Net income (loss) attributable to Lexington Realty Trust	(210,152)	2,754	75,249	7,753	32,695
Net income (loss) attributable to common shareholders	(242,427)	(18,483)	48,516	(8,682)	16,260
Loss from continuing operations per common share — basic and diluted	(1.75)	(0.24)	(0.37)	(0.53)	(0.08)
Income (loss) from discontinued operations — basic and diluted	(0.47)	(0.04)	1.10	0.33	0.39
Net income (loss) per common share — basic and diluted	(2.22)	(0.28)	0.73	(0.20)	0.31
Cash dividends declared per common share	0.64	1.17	3.60	2.0575	1.445
Net cash provided by operating activities	159,307	230,201	287,651	108,020	105,457
Net cash provided by (used in) investing activities	111,967	230,128	(31,490)	(154,080)	(643,777)
Net cash provided by (used in) financing activities	(285,207)	(804,637)	38,973	483	444,878
Ratio of earnings to combined fixed charges and preferred dividends	N/A	1.08	N/A	N/A	1.08
Real estate assets, net	3,015,400	3,294,527	3,729,266	3,475,073	1,651,200
Investments in and advances to non-consolidated entities	55,985	179,133	226,476	247,045	191,146
Total assets	3,579,845	4,105,725	5,264,705	4,624,857	2,160,232
Mortgages, notes payable and credit facility, including discontinued operations	2,072,738	2,372,323	3,028,088	2,132,661	1,170,560
Shareholders’ equity	1,208,669	1,406,075	960,601	1,122,444	891,310
Total equity	1,297,236	1,501,071	1,739,565	2,025,185	952,682
Preferred share liquidation preference	338,760	363,915	389,000	234,000	234,000

N/A — Ratio is below 1.0, deficit of $36,195, $69,682 and $7,964 exists at December 31, 2009, 2007 and 2006, respectively.

All years have also been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2009, 2008, 2007, 2006 and 2005, which are reflected in discontinued operations in the Consolidated Statements of Operations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed above in “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statements Concerning Forward Looking Statements” in Part I, of this Annual Report.

Overview

General. We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment and our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of net-leased office, industrial and retail properties. As of December 31, 2009, we had ownership interests in approximately 210 consolidated real estate properties, located in 40 states and the Netherlands and encompassing approximately 38.3 million square feet. Substantially all of our properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

General State of the Economy. Our business continues to be impacted in a number of ways by the uncertainty in the overall economy and volatility in the capital markets, including (1) a need to preserve capital, generate additional liquidity and improve our overall financial flexibility, (2) difficulty obtaining attractive financing and an increased cost of capital, (3) a decrease in property acquisitions, (4) a decrease in market sales prices for our assets, (5) an increase in impairment charges on our assets and (6) tenant defaults and bankruptcies. It is difficult for us to predict how severe the impact will be to our business and how long the uncertainty and volatility will continue.

In an effort to diversify, we lease our properties to tenants in various industries, including finance/insurance, energy, technology, automotive and service. Tenant defaults at our properties could negatively impact our operating results. Leased space was approximately 91.5% at December 31, 2009, down approximately 1.8 percentage points from last year. We may continue to lose occupancy during 2010 due to current economic factors, which may include increased tenant defaults and bankruptcies or government conservatorship of tenants and the desire of certain tenants to contract leased space.

Our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, including issuances of OP units, (3) property specific debt, (4) corporate level borrowings, (5) commitments from co-investment partners and (6) proceeds from sales of our investments. We expect that certain of these sources may be unavailable to us at times if the uncertainty and volatility in the capital markets continues.

We have consolidated property specific non-recourse debt with an aggregate of $106.0 million in balloon payments that mature in 2010. We also have (1) interest rate swap agreements and (2) a forward equity commitment on our common shares. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. In addition, we may be required to make additional prepayments pursuant to our forward equity commitment if the value of the underlying equity falls below a specific threshold. As of December 31, 2009, the forward equity commitment has an outstanding balance of $4.0 million and must be settled by October 2011 in cash, common shares, or a combination of cash and common shares at our election.

Business Strategy. Our current business strategy is focused on ways to reduce leverage, preserve capital, generate additional liquidity and revenue and improve our overall financial flexibility. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.

We believe a positive impact is resulting from our business strategy. In 2009, we reduced our overall consolidated indebtedness by $305.6 million primarily by repurchasing our 5.45% Exchangeable Guaranteed Notes at a discount and through the sale, transfer or other disposition of properties to third parties and lenders. We expect our business strategy will enable us to continue to improve our liquidity and strengthen our overall balance sheet, which will position us to take advantage of business opportunities upon the stabilization of the financial markets and create meaningful shareholder value.

Acquisition Trends. Acquiring income producing real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. While we believe we have access to acquisition opportunities due to our relationship with developers, brokers, corporate users and sellers, our acquisition activity decreased during the last few years as a result of market conditions.

As capitalization rates on investment opportunities began to compress at the end of 2006, we began to decrease our acquisition activity. Following the Newkirk Merger, our real estate acquisition activity consisted primarily of acquiring the interests that we did not already own in certain of our co-investment programs.

During 2007, acquisition activity was low, except for the acquisition of 48 primarily single-tenant net-lease assets from our co-investment programs. During 2008 and 2009, acquisition activity continued to decrease as we focused on retiring senior debt and preferred securities at a discount. In response to the compression in capitalization rates, we refocused our efforts into (1) repurchasing our senior debt at what we believe were attractive and secure yields to maturity and (2) disposing of real estate assets in compliance with regulatory and contractual requirements. Despite the current economic instability, we continue to review single investment acquisitions and strategic transactions including forming new co-investment programs and joint ventures. When we do acquire real estate assets, we look for general purpose office and industrial real estate assets subject to a long-term net lease which have one or more of the following characteristics (1) a credit-worthy tenant; (2) adaptability to a variety of users, including multi-tenant use; and (3) an attractive geographic location.

Beginning in the fourth quarter of 2009, we began to see an increase in our acquisition activity. Our recent acquisition activity consists primarily of debt investments secured by real estate assets, which we feel comfortable owning should the borrower default for reasons other than an underlying tenant default. We expect acquisition activity for net-lease assets to increase if and when general market conditions improve.

On December 31, 2009, we acquired an office property in Greenville, South Carolina leased to Canal Insurance Company for $10.5 million. Canal Insurance Company has an option to purchase the property on December 31, 2014 at fair market value, but not less than $10.7 million and not greater than $11.6 million. If Canal Insurance Company fails to exercise its purchase option, we have the right to require it to purchase the property for $10.7 million.

Our acquisition activity subsequent to December 31, 2009 consists primarily of loan investments where the underlying collateral is real estate. We made a 15%, $11.0 million mortgage loan on an office building in Schaumburg, Illinois, which matures January 15, 2012 but can be extended one additional year by the borrower for a 50 basis point fee. The property is leased to Career Education Corporation from January 1, 2011 through December 31, 2022 for an average annual rent of $4.0 million. In addition to the initial $11.0 million investment, we are obligated to fund an additional $7.6 million over the two-year term of the mortgage upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, we will become obligated to fund an additional $12.2 million for tenant improvement costs. We also made a $17.0 million mezzanine loan secured by a combination of  limited partner interests in entities that own, and second mortgage liens against, five medical facilities. The mezzanine loan is guaranteed by a parent entity and principal and matures in January 2012 and requires payments of interest only at a rate of 14% for the first year and 16% thereafter.

Leasing Trends. Re-leasing properties as leases expire and properties currently vacant at favorable effective rates is one of our primary focuses. The primary risks associated with re-tenanting properties are (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than previously received, (3) the significance of leasing costs such as commissions and tenant improvement allowances and (4) the payment of operating costs such as real estate taxes and insurance while there is no offsetting revenue.

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

We own 15 consolidated properties totaling approximately 3.8 million square feet with aggregate annual rental revenues of approximately $29.0 million that are leased to tenants in the automotive industry. The primary business of these tenants is supply, manufacturing and installation. We are closely monitoring the automotive industry in general and our tenants within that industry.

In addition to automotive tenants, we closely monitor the credit of all our tenants. Circuit City Stores, Inc. was our tenant in our office building located in Richmond, Virginia, which was part of its headquarter campus. On January 16, 2009, Circuit City Stores, Inc. announced that it had begun the process to liquidate its assets and rejected its lease for our facility. During 2009, the property was conveyed to the mortgage lender through a foreclosure in satisfaction of the $15.5 million outstanding mortgage loan following the determination that the mortgage balance exceeded the value of the property and there were no viable leasing prospects.

Vastar Resources, Inc. was our tenant in our office building located in Houston, Texas. On September 15, 2009, their lease expired and they vacated the building. On December 11, 2009, Lexington Memorial LLC, our wholly-owned subsidiary that held title to the property declared bankruptcy and the bankruptcy estate took title to the property and succeeded to the obligations of the related approximate $18.2 million mortgage. The bankruptcy filing was made following the determination that the mortgage balance exceeded the value of the property and there were no viable leasing prospects.

Johnson Controls Inc. was our tenant in our industrial building in Plymouth, Michigan. On August 31, 2007, their lease expired and they vacated the facility. The property was conveyed to the lender through foreclosure in December 2009 in satisfaction of the $4.3 million outstanding mortgage loan following the determination that the mortgage balance exceeded the value of the property and there were no viable leasing prospects.

Impairment charges. During 2009, we incurred substantial impairment charges on our assets due to current economic conditions.  Three real estate assets (Richmond, Virginia property previously leased to Circuit City Stores, Inc., Houston, Texas previously leased to Vastar Resources, Inc. and Plymouth, Michigan property previously leased to Johnson Controls Inc.) with an aggregate carrying value of $60.0 million were written down to their estimated aggregate fair value of $24.7 million in anticipation of foreclosure by their respective mortgage lenders or other disposition, resulting in aggregate impairment charges of $35.3 million.

We also recognized aggregate impairments in 2009 of $25.8 million on four properties classified in continuing operations as a result of triggering events with respect to the properties. Three of these properties with an aggregate carrying value of $11.5 million were written down to their aggregate estimated fair value of zero as we have determined that it is unlikely that we will recover any of our investment. In addition, we adjusted the $51.3 million carrying value of our property in San Francisco, California to its estimated fair value of $37.0 million due to an anticipated restructuring of the property’s entity structure and debt. In addition, we recognized impairments of $38.5 million on real estate assets which were disposed of below their carrying value.  These assets were non-core or non-performing assets and we used the net proceeds from these sales to deleverage our balance sheet.

We determined that two of our investments in non-consolidated entities incurred other-than-temporary impairments in 2009 and recognized $74.7 million of impairment charges in equity in earnings (losses) from non-consolidated entities relating to these assets. Concord experienced declines in the fair value of its loan securities consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy.  Concord has recorded significant other-than-temporary impairment charges during 2009 and 2008.  As a result of these charges and other factors, we recorded other-than-temporary impairments of $68.2 million on our investment in Lex-Win Concord during 2009, reducing the carrying value of our investment to zero. In addition, we recorded an impairment charge of $6.5 million on our investment in an unconsolidated joint venture acquired in the Newkirk Merger during 2009 due to the expiration of the net-lease on the hotel asset owned by the joint venture. We subsequently sold our interest in this joint venture for a nominal amount to another partner in the joint venture.

We have also incurred loan losses on our notes receivable assets during 2009.  During the first quarter of 2009, we agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $5.0 million. During 2009, we wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3.9 million, which approximated fair value and recognized a loan loss reserve of $1.1 million. In addition, we sold investments in debt securities for $9.5 million during 2009 and realized a loss of $0.5 million. The proceeds from these transactions were used to reduce corporate level debt.

Critical Accounting Policies and Recently Issued Accounting Guidance. Our accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. A summary of our significant accounting policies and recently issued accounting guidance which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements beginning on page 62 of this Annual Report and incorporated herein.

The following is a summary of our critical accounting policies and recently issued accounting guidance, which require some of management’s most difficult, subjective and complex judgments.

Basis of Presentation and Consolidation. Our consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect our accounts and the accounts of our consolidated subsidiaries. We consolidate our wholly-owned subsidiaries, partnerships and joint ventures which we control through (i) voting rights or similar rights or (ii) by means other than voting rights if we are the primary beneficiary of a variable interest entity, which we refer to as a VIE. Entities which we do not control and entities which are VIE's in which we are not the primary beneficiary are accounted for by the equity method. Significant judgments and assumptions are made by us to determine whether an entity is a VIE such as those regarding an entity’s equity at risk, the entity’s equity holder’s obligation to absorb anticipated losses and other factors. In addition, the determination of the primary beneficiary of a VIE requires judgments and assumptions to determine the party that will incur a majority of the VIE’s anticipated losses and/or a majority of its expected returns. In June 2009, the Financial Accounting Standards Board, which we refer to as FASB, issued guidance which modifies the existing quantitative guidance used in determining the primary beneficiary of a VIE by requiring entities to qualitatively assess whether an enterprise is a primary beneficiary, based on whether the entity has (i) power over the significant activities of the VIE, and (ii) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. The adoption of this guidance on January 1, 2010 is not expected to have a material effect on our consolidated financial statements.

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with U.S. generally accepted accounting principles. These estimates and assumptions are based on our management’s best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination if certain entities should be consolidated, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, and the useful lives of long-lived assets.

Purchase Accounting and Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships is amortized to expense over the applicable lease term plus expected renewal periods.

Revenue Recognition. We recognize revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Determining if a tenant allowance is a lease incentive requires significant judgment. We recognize lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. All above market lease assets, below market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

Gains on sales of real estate are recognized based on the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent we sell a property and retain a partial ownership interest in the property, we recognize gain to the extent of the third-party ownership interest.

Accounts Receivable. We continuously monitor collections from our tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that we have identified.

Impairment of Real Estate. We evaluate the carrying value of all tangible and intangible real estate assets for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Impairment of Equity Method Investments. We assess whether there are indicators that the value of our equity method investments may be impaired. An investment’s value is impaired if we determine that a decline in the value of the investment below its carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about our intent and ability to recover our investment given the nature and operations of the underlying investment, including the level of our involvement therein, among other factors. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated value of the investment.

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

Fair Value Measurements. We follow the guidance in FASB Accounting Standards Codification, which we refer to as ASC, Topic 820, Fair Value Measurements and Disclosures, which we refer to as Topic 820, to determine the fair value of financial and non-financial investments. Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk, where applicable, in our assessment of fair value.

The accounting for these critical accounting policies and recently issued accounting guidance involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from financial conditions and results reported based on management’s current estimates.

Liquidity

General. Since becoming a public company, our principal sources of liquidity have been (1) undistributed cash flows generated from our investments, (2) the public and private equity and debt markets, including issuances of OP units, (3) property specific debt, (4) corporate level borrowings, (5) commitments from co-investment partners, and (6) proceeds from the sales of our investments.

Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage and general economic and credit market conditions, which may be outside of management’s control or influence.

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our credit facility, issuances of equity and debt and co-investment programs, as well as other alternatives, will be available to provide the necessary capital required by us.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $159.3 million for 2009, $230.2 million for 2008 and $287.7 million for 2007. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $112.0 million in 2009, $230.1 million in 2008 and ($31.5) million in 2007. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of notes receivable, distributions from non-consolidated entities in excess of accumulated earnings, proceeds from the sale of marketable equity and debt securities and change in escrow deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, notes receivable, an increase in deferred leasing costs and the purchase of noncontrolling interests. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled ($285.2) million in 2009, ($804.6) million in 2008 and $39.0 million in 2007. Cash provided by financing activities during each year was primarily attributable to proceeds from equity offerings, non-recourse mortgages and corporate borrowings offset by dividend and distribution payments, repurchases of equity interests, forward equity commitment payments, an increase in deferred financing costs and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we believe conditions are favorable and we have a compelling use of proceeds. During 2009, we issued approximately 4.3 million common shares under our direct share purchase plan raising net proceeds of approximately $20.9 million. During 2008, we issued approximately 3.5 million common shares raising net proceeds of approximately $47.2 million. We primarily used these proceeds to retire indebtedness.

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

During 2007, we issued an aggregate $450.0 million of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to us commencing in 2012 and every five years thereafter through maturity. The notes are currently exchangeable by the holders into common shares at a price of $19.49 per share, subject to adjustment upon certain events, including increases in our dividend rate above a certain threshold. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the exchange value exceeds the principal amount of the note, either cash or common shares at our option. During 2008, we repurchased $239.0 million original principal amount of the notes for $169.5 million in cash and 1.6 million common shares having a value at issuance of $23.5 million (or $14.50 per share), which resulted in gains on debt extinguishment of $36.0 million, including write-offs of $12.8 million of the unamortized debt discount and deferred financing costs. During 2009, we repurchased an additional $123.4 million original principal amount of the notes for $101.0 million, which resulted in gains on debt extinguishment of $17.4 million, including write-offs of $5.0 million of the unamortized debt discount and deferred financing costs.

During the first quarter of 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require us to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 15, 2017, except to preserve our REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election.

During 2008, we (1) repurchased 1.2 million common shares at an average price of $14.28 per share and (2) repurchased and retired 501,700 shares of our Series C Preferred Shares by issuing 0.7 million common shares and paying $7.5 million in cash. The difference between the cost to retire these Series C Preferred Shares and their historical cost was $5.7 million and is treated as an increase to shareholders equity and as a reduction in preferred dividends paid for calculating earnings per share. During 2009, we converted 503,100 shares of our Series C Preferred shares by issuing 3.0 million common shares. The difference between the fair value of the common  shares issued pursuant to the original conversion terms of $7.0 million is considered a deemed dividend and as such is recorded as a reduction in shareholders’ equity and as an increase to preferred dividends paid for calculating earnings per share. During 2008, we also entered into a forward equity commitment to purchase 3.5 million of our common shares at a price of $5.60 per share, we have prepaid $15.6 million of the $19.6 million purchase price as of December 31, 2009, agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and we retain all cash dividend payments.

UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing to a property owner, as a form of consideration in exchange for the property, OP units in our operating partnerships. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreement with our operating partnerships under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. The number of common shares that will be outstanding in the future should be expected to increase, and income (loss) attributable to noncontrolling interests should be expected to decrease (increase), as such OP units are redeemed for our common shares.

On December 31, 2008, the MLP merged with and into us and 6.4 million OP units were exchanged into an equal number of common shares. As of December 31, 2009, there were 4.8 million OP units outstanding. Of the total OP units outstanding, approximately 1.5 million are held by related parties.

Property Specific Debt. We generally finance our business with property specific, non-recourse mortgage debt as well as corporate level debt. As of December 31, 2009, we have balloon payments of $106.0 million of property specific, non-recourse mortgage debt maturing during 2010. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($53.9 million), borrowing capacity on our revolving credit facility ($96.6 million at December 31, 2009), which expires in 2011, but can be extended by us to 2012, and future cash flow from operations. We are currently in discussions with the lender of the mortgage secured by our San Francisco, California property with respect to a $19.8 million balloon payment due in March 2010 to extend the maturity of the loan up to 3 years.

The mortgages encumbering our properties are generally non-recourse to us, such that we may, if appropriate, satisfy a mortgage obligation by transferring title of the property to the lender or permitting a lender to foreclose.

We expect to continue to use property specific, non-recourse mortgages as we believe that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. However, the current economic environment has impacted our ability to obtain property specific debt on favorable terms.

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

In the third quarter of 2009, we suspended debt service payments on a vacant property in Plymouth, Michigan which had an outstanding mortgage balance of $4.3 million. The property was conveyed to the lender in December 2009. In addition, we did not make an $18.2 million balloon payment on a property in Houston, Texas which was due in October 2009. The special purpose entity that owned the property declared bankruptcy in December 2009 and the property and related debt were assumed by the bankruptcy estate.

During 2008, we obtained or assumed $21.2 million in property specific non-recourse mortgage financings on two properties, which have a weighted-average-fixed interest rate of 6.0%. The proceeds of the financing not assumed were used to retire existing indebtedness.

During 2008, we informed the lender for the mortgage secured by our property in Auburn Hills, Michigan that we would no longer make debt service payments and our intention to convey the property to the lender. The lender foreclosed on this property on December 23, 2008, and on December 31, 2008, we entered into a settlement agreement with the lender, and we were released from obligations under the mortgage.

Corporate Borrowings. We use corporate level borrowings, such as our secured revolving credit facility and secured term loans, to finance our investments and operations.

On February 13, 2009, we entered into a secured credit facility with KeyBank, as agent, consisting of a $165.0 million term loan and an $85.0 million revolving loan. The proceeds were used to refinance our (1) $200.0 million unsecured revolving credit facility, which had $25.0 million outstanding, bore interest at 120-170 basis points over LIBOR, and was scheduled to expire in June 2009, and our (2) $225.0 million secured term loan with KeyBank, which had $174.3 million outstanding, bore interest at LIBOR plus 60 basis points, and was scheduled to mature in June 2009 (with an option to extend to December 2009 at our option). The new facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at our option. With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million (or $250.0 million in the aggregate, for a total facility size of $500.0 million, assuming no prepayments of the term loan are made) by adding properties to the borrowing base.

During the second quarter of 2009, we increased the availability under the revolving loan by $40.0 million by admitting an additional lender to the bank group, thus increasing the total facility to $290.0 million. The credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 75 properties as of December 31, 2009. As of December 31, 2009, $164.3 million and $7.0 million were outstanding on the term loan and revolving loan, respectively, and we were in compliance with the covenants contained in the loan agreement. Subsequent to December 31, 2009, we repaid $35.0 million of the term loan, all borrowings under the revolving loan, and increased the availability under the revolving loan by $25.0 million by admitting an additional lender to the bank group.

In March 2008, we obtained $25.0 million and $45.0 million secured term loans from KeyBank. The loans are interest only at LIBOR plus 60 basis points, however we entered into an interest rate swap agreement which fixed the interest rate at 5.52%, and mature in 2013. The net proceeds of the loans of $68.0 million were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103.5 million, the three loans were combined into one loan, which is interest only instead of having a portion as self-amortizing and matures in September 2014. As of December 31, 2009, $25.0 million and $35.7 million was outstanding on each secured term loan and we were in compliance with the covenants contained in each loan document.

Co-investment Programs. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risk in certain assets and increasing our return on equity to the extent we earn management or other fees.

Capital Recycling. We attempt to effectively manage our balance sheet in order to accretively reduce leverage through cash flow management of our tenant leases, maintaining occupancy, pursuing and executing well on property dispositions, recycling of capital and accessing the capital markets when opportunities arise. During 2009, we, (i) sold properties which generated $66.6 million of net proceeds after mortgage satisfactions, (ii) raised $20.9 million from sales of common shares under our direct share purchase plan, and (iii) raised $18.1 million from the sale/maturity of debt investments. These proceeds were used to retire indebtedness encumbering our properties and corporate level debt. As of December 31, 2009, we have approximately $96.6 million of borrowing capacity under our revolving credit facility. Also, we have an approximately $210.0 million accordion feature in our secured credit facility. This feature can be exercised by providing additional properties as collateral for the borrowing base or by admitting additional lenders. However, the approval of the lenders is required for this feature to be exercised.

Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2009, we had approximately $2.1 billion of indebtedness, consisting of mortgages and notes payable outstanding, 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities, including discounts, with a weighted-average interest rate of approximately 5.7%. Our ability to make debt service payments depends upon our rental revenues and our ability to refinance the mortgage related thereto, sell the related property, have available amounts under our secured credit facility or access other capital. Our ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, our equity in the mortgaged properties, the financial condition and the operating history of the mortgaged properties, the then current tax laws and the general national, regional and local economic conditions.

If we are unable to satisfy our contractual obligations and other operating costs with our cash flow from operations, we intend to use borrowings under our secured credit facility and proceeds from issuances of equity or debt securities.

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

We paid approximately $49.6 million in cash dividends to our common and preferred shareholders in 2009. Although we receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Capital Resources

General. Due to the net-lease structure, we historically have not incurred significant expenditures in the ordinary course of business to maintain our properties. However, particularly in 2009 and 2008, as leases have expired, we have incurred costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

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

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have multi-tenant properties in our consolidated portfolio. While tenants are generally responsible for increases over base year expenses, we are responsible for the base-year expenses and capital expenditures at the properties.

Our property in Baltimore, Maryland was previously net-leased to St. Paul Fire and Marine Insurance Company. In April 2008, we entered into a lease termination with St. Paul Fire and Marine Insurance Company, and we assumed the direct subleases for the property. On September 30, 2009, the lease with the largest subtenant, Legg Mason, expired and the building is approximately 27% leased.

We are in the process of redeveloping the property to assist with our leasing effort. We expect to upgrade the exterior façade of the building and redesign the lobby and outside plaza. We estimate these improvements will cost approximately $19.8 million and will be completed over the next several years. We also own an adjacent parcel and constructed a parking garage to increase the parking ratio at the property for $23.3 million.

Our multi-tenant property in San Francisco, California is currently undergoing a seismic upgrade for an estimated cost of approximately $3.8 million.

Vacant Properties. To the extent there is a vacancy in a property, we would be obligated for all operating expenses, including real estate taxes and insurance.

In 2009, the lease for our Orlando, Florida property expired and following an approximately two and one-half month holdover, the tenant vacated the building. If we are unable to either sell the vacant building or lease the entire building to a single-user, we may incur significant costs to rehabilitate and convert the building to multi-tenant use.

Property Expansions. Under certain leases, our tenants have the right to expand the facility located on our property. In the past we have generally funded, and in the future we intend to generally fund, these property expansions with additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties.

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

Results of Operations

Year ended December 31, 2009 compared with December 31, 2008. Of the decrease in total gross revenues in 2009 of $41.5 million, $42.5 million is attributable to rental revenue, offset by an increase in tenant reimbursements of $0.6 million and an increase in advisory and incentive fees of $0.4 million. The decrease in rental revenue is primarily due to $28.7 million recognized in connection with two lease terminations in 2008, the sale of properties to NLS in 2008 and an increase in vacancy.

The decrease in interest and amortization expense of $21.3 million is due to the decrease in long-term debt.

The increase in property operating expense of $8.2 million is primarily due to an increase in the number of properties for which we have operating expense responsibility, including an increase in vacancies.

The decrease in depreciation and amortization of $54.4 million is due primarily to the full amortization of lease intangibles and tenant improvements in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The decrease in general and administrative expenses of $6.9 million is due primarily to a reduction in personnel costs and professional fees.

Non-operating income decreased $16.3 million which is primarily attributable to $16.0 million of income recognized with the acquisition of land as part of a tenant's lease surrender obligation during 2008.

Debt satisfaction gains (charges), net decreased $42.7 million due to the retirement of $70.9 million original principal amount of Trust Preferred Securities in 2008 and by the volume, timing and pricing of the repurchase of our 5.45% Exchangeable Guaranteed Notes.

The increase in the change in value of our forward equity commitment of $9.3 million was primarily a reflection of the increase in our common share price.

The impairment charges and loan losses of $27.4 million consist of a $14.3 million impairment charge on an office building in San Francisco, California, $4.7 million on an office building in Pleasanton, California, $6.8 million on two retail properties and $1.6 million of loan losses on two notes receivable and a debt security investment that we sold.

The decrease in gains on sale—affiliates relates to the sale of properties to NLS.

Provision for income taxes decreased $0.6 million due to the merger of a taxable REIT subsidiary into us in 2008.

The increase in losses of non-consolidated entities of $79.9 million is primarily due to impairment losses recognized on our investment in Lex-Win Concord.

Net loss increased by $207.8 million primarily due to the net impact of items discussed above coupled with an increase of $52.6 million in loss from discontinued operations.

Discontinued operations represents properties sold or held for sale. In 2009, 18 properties were sold, transferred to lenders or otherwise disposed of. In 2008, 42 properties were sold and/or foreclosed and classified as held for sale. The total discontinued operations decreased $52.6 million due to an increase in impairment charges of $57.3 million, a decrease in gains on sales of properties of $4.0 million and an increase in loss from discontinued operations of $0.2 million offset by a decrease in provision for income taxes of $0.5 million and an increase in debt satisfaction gains (charges), net of $8.4 million.

Net loss attributable to noncontrolling interests decreased $5.1 million primarily due to the merger of the MLP with and into us on December 31, 2008.

Net loss attributable to common shareholders in 2009 increased $223.9 million due to the items discussed above and an increase in preferred dividends of $11.0 million primarily due to the conversion of certain of our Series C Preferred Shares in 2009 and redemption of certain of our Series C Preferred Shares in 2008.

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

Year ended December 31, 2008 compared with December 31, 2007. Of the increase in total gross revenues in 2008 of $17.0 million, (i) $19.2 million is attributable to an increase in rental revenue, primarily due to $28.7 million recognized in connection with two lease terminations and properties acquired from co-investment programs in 2007, offset by the sale/contribution of properties to NLS in 2007 and 2008, (ii) a $9.9 million increase in tenant reimbursements and (iii) offset by a decrease of $12.1 million in advisory and incentive fees. The primary decrease in advisory and incentive fees relates to promoted interests of $11.7 million earned in 2007 with respect to two former co-investment programs and one advisory agreement.

The decrease in interest and amortization expense of $7.7 million is due primarily to a decrease in long term debt.

The increase in property operating expense of $21.6 million is primarily due to an increase in the number of properties for which we have operating expense responsibility, including vacancies and properties with tenant leases subject to expense stops and base year clauses.

The increase in depreciation and amortization of $10.5 million is due primarily to the growth in real estate and intangibles in 2007 through the acquisition of properties from our co-investment programs and the acceleration of amortization of certain intangible assets relating to lease terminations in 2008. Intangible assets are amortized over a shorter period of time (generally the lease term) than real estate assets.

The decrease in general and administrative expenses of $8.7 million is due primarily to a reduction in (1) costs of severance agreements with former officers and (2) merger costs incurred in 2007.

Non-operating income increased $13.0 million due primarily to land received in 2008 in connection with a lease termination.

Debt satisfaction gains (charges), net changed $60.9 million primarily due to gains recognized on the retirement of our 5.45% Exchangeable Guaranteed Notes and Trust Preferred Securities in 2008.

The change in value of forward equity commitment represents the change in value of the prepaid portion of our forward purchase equity contract entered into in 2008.

The increase in gains on sale— affiliates relates to the sale of properties to NLS.

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

Net income decreased by $95.4 million primarily due to a decrease of $92.9 million in income from discontinued operations and the net impact of items discussed above.

In 2008, 42 properties were sold and/or foreclosed and classified as held for sale, compared to 56 properties sold and classified as held for sale in 2007. The total discontinued operations, which represents properties sold or held for sale, decreased $92.9 million due to a decrease in income from discontinued operations of $27.8 million and a decrease in gains on sales of properties of $79.7 million, offset by a decrease in impairment charges of $0.7 million, a decrease in the provision for income taxes of $2.9 million and a change in debt satisfaction gains (charges), net of $11.0 million.

Net income attributable to noncontrolling interests decreased $22.9 million primarily due to a decrease in gain on sale of properties and the exchange of OP units held by limited partners in the MLP for common shares.

Net loss attributable to common shareholders in 2008 was $18.5 million compared to net income attributable to common shareholders in 2007 of $48.5 million. The decrease is due to the items discussed above plus a reduction in Series C Preferred Share dividends of $1.2 million and a redemption discount of $5.7 million due to the repurchase of certain of our Series C Preferred Shares offset by an increase of $1.4 million in Series D Preferred Share dividends.

Off-Balance Sheet Arrangements

General. As of December 31, 2009, we had investments in various real estate entities with varying structures. The real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations.

Net Lease Strategic Assets Fund L.P. NLS is a co-investment program with Inland NLS. NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Other than the acquisition of the initial 43 properties and a 40% tenant-in-common interest in a property from us in 2007 and 2008, NLS has not acquired any additional properties.

Inland NLS and we are currently entitled to a return on/of each of our respective investments as follows: (1) Inland NLS, 9% on its common equity ($220.6 million in common equity), (2) us, 6.5% on our preferred equity ($162.5 million in preferred equity), (3) us, 9% on our common equity ($38.9 million in common equity), (4) return of our preferred equity ($162.5 million in preferred equity), (5) return of Inland NLS common equity ($220.6 million in common equity), (6) return of our common equity ($38.9 million in common equity) and (7) any remaining cash flow is allocated 65% to Inland NLS and 35% to us as long as we are the general partner, if not, allocations are 85% to Inland NLS and 15% to us.

In addition to the initial capital contributions, we and Inland NLS committed to invest up to an additional $22.5 million and $127.5 million, respectively, in NLS to acquire additional specialty single-tenant net-leased assets.

LRA has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, as defined, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

Lex-Win Concord LLC. We and Winthrop, have a co-investment program, Lex-Win Concord, to acquire and originate loans secured, directly and indirectly, by real estate assets through Concord. Concord’s business has been to acquire and originate loan assets and loan securities collateralized by real estate assets including mortgage loans, subordinate interests in whole loans, mezzanine loans, preferred equity and commercial real estate securities including CMBS and CDOs. Concord sought to finance its loan assets and loan securities through various structures including repurchase facilities, credit lines, term loans and securitizations and, in this regard, Concord formed CDO-1, pursuant to which it financed approximately $464.7 million of its loan assets and loan securities. Concord has also sought additional capital through sales of preferred equity in Concord.

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

Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy. As a result Concord has recorded significant other-than-temporary impairment charges during 2008 and 2009.

In addition, we perform a comprehensive analysis of our investment in Lex-Win Concord on a quarterly basis to determine if the investment is other-than-temporarily impaired. Primarily due to (1) the continued deterioration in the value of Concord’s loan and bond portfolio, (2) a margin call received by Concord and potential additional margin calls, (3) the preferred member’s failure to fund the requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord’s debt covenant violations, and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, we determined during the first half of 2009 that our investment in Lex-Win Concord had suffered a significant decrease in value and that ultimately our investment should be valued at zero. As a result, we recorded aggregate $68.2 million other-than-temporary impairment charges during 2009. We have no obligation or intent to support Lex-Win Concord’s activities going forward and accordingly, we have suspended recognition of losses incurred at Lex-Win Concord.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2009 ($000’s):
	2010	2011	2012	2013	2014	2015 and Thereafter	Total
Notes payable(1)(2)(3)(4)	$139,486	$287,408	$307,627	$319,557	$260,435	$758,225	$2,072,738
Contract right payable	491	540	593	652	717	12,259	15,252
Purchase obligations (5)	—	4,024	—	—	—	—	4,024
Operating lease obligations(6)	3,523	3,195	1,664	1,480	1,074	4,544	15,480
	$143,500	$295,167	$309,884	$321,689	$262,226	$775,028	$2,107,494

(1)	We have $7.5 million in outstanding letters of credit.

(2)	Includes balloon payments.

(3)
Subsequent to December 31, 2009, we issued $115.0 million 6.00% Convertible Guaranteed Notes. The notes mature on January 15, 2030 but may be redeemed by us after January 15, 2017 or by the holder on January 15, 2017, January 15, 2020 and January 15, 2025. We also retired $14.7 million, $78.4 million and $23.0 million of debt which would have matured in 2010, 2011 and 2012, respectively, using net proceeds from the offering and due to the assumption of mortgage debt in connection with two property sales.

(4)	2012 and 2013 amounts are shown net of $1,941 and $3,170 in discounts, respectively.

(5)	Represents the December 31, 2009 remaining forward purchase equity commitment which must be settled by October 2011.

(6)
Includes ground lease payments and office rent. Amounts disclosed do not include rents that adjust to fair market value. In addition certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable rate and fixed rate debt. As of December 31, 2009 and 2008, our consolidated variable rate indebtedness was approximately $171.3 million and $199.3 million, respectively, which represented 8.3% and 8.4% of total long-term indebtedness, respectively. During 2009 and 2008, our variable rate indebtedness had a weighted-average interest rate of 3.2% and 3.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2009 and 2008 would have been increased by approximately $2.0 million in each year. As of December 31, 2009 and 2008, our consolidated fixed rate debt, including discontinued operations, was approximately $1.9 billion and $2.2 billion respectively, which represented 91.7% and 91.6%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of December 31, 2009 and are indicative of the interest rate environment as of December 31, 2009, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.6 billion as of December 31, 2009.

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

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.

In assessing the effectiveness of our internal controls over financial reporting, management used as guidance the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal controls over financial reporting are effective as of December 31, 2009.

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

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal controls over financial reporting. KPMG LLP has issued a report which is included on page 54 of this Annual Report.

Item 8. Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited the accompanying consolidated financial statements of Lexington Realty Trust and subsidiaries (the “Company”) as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits. We did not audit the 2008 financial statements of Lex-Win Concord LLC (“Concord”), a 50 percent owned investee company. The Company’s investment in Concord at December 31, 2008 was $109.6 million, and its equity in losses of Concord and other comprehensive loss attributable to Concord were $30.2 million and $6.1 million, respectively, for the year then ended. The financial statements of Concord were audited by other auditors whose report was furnished to us, and our opinion, insofar as it relates to the amounts included for Concord for 2008, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

(signed) KPMG LLP

New York, New York
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust’s (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s annual report on internal controls over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as listed in the accompanying index, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

(signed) KPMG LLP

New York, New York
March 1, 2010

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Balance Sheets
($000 except per share amounts)
As of December 31,

	2009	2008
ASSETS
Real estate, at cost:
Buildings and building improvements	$2,955,583	$3,106,784
Land and land estates	576,574	617,762
Land improvements	797	797
Fixtures and equipment	7,525	8,089
Construction in progress	12,327	22,756
	3,552,806	3,756,188
Less: accumulated depreciation and amortization	537,406	461,661
	3,015,400	3,294,527
Properties held for sale — discontinued operations	—	8,150
Intangible assets (net of accumulated amortization of $341,615 in 2009 and $283,926 in 2008)	267,161	343,192
Cash and cash equivalents	53,865	67,798
Restricted cash	21,519	31,369
Investment in and advances to non-consolidated entities	55,985	179,133
Deferred expenses (net of accumulated amortization of $16,970 in 2009 and $13,894 in 2008)	38,245	35,741
Notes receivable, net	60,567	68,812
Rent receivable — current	11,463	19,829
Rent receivable — deferred	12,529	16,499
Other assets	43,111	40,675
Total assets	$3,579,845	$4,105,725

LIABILITIES AND EQUITY
Liabilities:
Mortgages and notes payable	$1,857,909	$2,033,854
Exchangeable notes payable	85,709	204,074
Trust preferred securities	129,120	129,120
Contract right payable	15,252	14,776
Dividends payable	18,412	24,681
Liabilities — discontinued operations	—	6,142
Accounts payable and other liabilities	43,629	33,814
Accrued interest payable	11,068	16,345
Deferred revenue – below market leases (net of accretion of $39,946 in 2009 and $36,474 in 2008)	107,535	121,722
Prepaid rent	13,975	20,126
	2,282,609	2,604,654
Commitments and contingencies (Notes 5, 9, 10, 11, 12, 13, 14, 15 ,17, 19 and 24)
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares;
Series B Cumulative Redeemable Preferred, liquidation preference, $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $104,760 and $129,915; 2,095,200 and 2,598,300 shares issued and outstanding in 2009 and 2008, respectively	101,778	126,217
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share, authorized 400,000,000 shares, 121,943,258 and 100,300,238 shares issued and outstanding in 2009 and 2008, respectively	12	10
Additional paid-in-capital	1,750,979	1,638,540
Accumulated distributions in excess of net income	(870,862)	(569,131)
Accumulated other comprehensive income (loss)	673	(15,650)
Total shareholders’ equity	1,208,669	1,406,075
Noncontrolling interests	88,567	94,996
Total equity	1,297,236	1,501,071
Total liabilities and equity	$3,579,845	$4,105,725

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Operations
($000 except per share amounts)
Years ended December 31,
	2009	2008	2007
Gross revenues:
Rental	$334,224	$376,760	$357,558
Advisory and incentive fees	1,822	1,432	13,567
Tenant reimbursements	40,575	39,957	30,051
Total gross revenues	376,621	418,149	401,176
Expense applicable to revenues:
Depreciation and amortization	(174,119)	(228,542)	(218,047)
Property operating	(83,343)	(75,182)	(53,578)
General and administrative	(23,586)	(30,497)	(39,200)
Non-operating income	8,117	24,407	11,445
Interest and amortization expense	(131,629)	(152,904)	(160,647)
Debt satisfaction gains (charges), net	17,023	59,710	(1,209)
Change in value of forward equity commitment	7,182	(2,128)	—
Impairment charges and loan losses	(27,350)	—	—
Gains on sale - affiliates	—	31,806	17,864
Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	(31,084)	44,819	(42,196)
Provision for income taxes	(2,378)	(2,985)	(3,287)
Equity in earnings (losses) of non-consolidated entities	(123,176)	(43,305)	46,467
Income (loss) from continuing operations	(156,638)	(1,471)	984
Discontinued operations
Income (loss) from discontinued operations	(1,345)	(1,162)	26,601
Provision for income taxes	(78)	(529)	(3,414)
Debt satisfaction gains (charges), net	11,471	3,062	(7,950)
Gains on sales of properties	9,134	13,151	92,878
Impairment charges	(73,816)	(16,519)	(17,170)
Total discontinued operations	(54,634)	(1,997)	90,945
Net income (loss)	(211,272)	(3,468)	91,929
Less net (income) loss attributable to noncontrolling interests	1,120	6,222	(16,680)
Net income (loss) attributable to Lexington Realty Trust	(210,152)	2,754	75,249
Dividends attributable to preferred shares — Series B	(6,360)	(6,360)	(6,360)
Dividends attributable to preferred shares — Series C	(7,218)	(8,852)	(10,075)
Dividends attributable to preferred shares — Series D	(11,703)	(11,703)	(10,298)
Redemption discount – Series C	—	5,678	—
Conversion dividend – Series C	(6,994)	—	—
Net income (loss) attributable to common shareholders	$(242,427)	$(18,483)	$48,516

Income (loss) per common share — basic:
Loss from continuing operations	$(1.75)	$(0.24)	$(0.37)
Income (loss) from discontinued operations	(0.47)	(0.04)	1.10
Net income (loss) attributable to common shareholders	$(2.22)	$(0.28)	$0.73
Weighted average common shares outstanding — basic	109,280,955	67,872,590	64,910,123

Income (loss) per common share — diluted:
Loss from continuing operations	$(1.75)	$(0.24)	$(0.37)
Income (loss) from discontinued operations	(0.47)	(0.04)	1.10
Net income (loss) attributable to common shareholders	$(2.22)	$(0.28)	$0.73
Weighted average common shares outstanding — diluted	109,280,955	67,872,590	64,910,123

Amounts attributable to common shareholders:
Loss from continuing operations	$(190,635)	$(15,776)	$(22,708)
Income (loss) from discontinued operations	(51,792)	(2,707)	71,224
Net income (loss) attributable to common shareholders	$(242,427)	$(18,483)	$48,516

The accompanying notes are an integral part of these consolidated financial statements

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)
($000)
Years ended December 31,

	2009	2008	2007
Net income (loss)	$(211,272)	$(3,468)	$91,929
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable equity securities, net	—	38	(827)
Change in unrealized gain (loss) on foreign currency translation	(19)	(96)	371
Change in unrealized gain (loss) on investments in non-consolidated entities, net	26,174	(6,137)	(8,390)
Change in unrealized gain (loss) on interest rate swap, net	1,815	(1,882)	—
Other comprehensive income (loss)	27,970	(8,077)	(8,846)
Comprehensive income (loss)	(183,302)	(11,545)	83,083
Comprehensive (income) loss attributable to noncontrolling interests	1,120	6,446	(11,885)
Comprehensive income (loss) attributable to Lexington Realty Trust	$(182,182)	$(5,099)	$71,198

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in- Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
Balance at December 31, 2006	$2,025,185	6,260,001	$226,904	69,051,781	$7	$1,188,900	$(294,640)	$1,273	$902,741

Redemption of OP Units	—	—	—	1,283,629	—	25,223	—	—	(25,223)

Repurchase of units/noncontrolling interests	(23,432)	—	—	—	—	—	—	—	(23,432)

Sale of noncontrolling interest	(11,832)	—	—	—	—	—	—	—	(11,832)

Finalization of purchase price allocation – Newkirk merger	9,683	—	—	—	—	—	—	—	9,683

Issuance of Exchangeable Notes	23,132	—	—	—	—	23,132	—	—	—

Issuance of common shares, net	9,432	—	—	324,740	—	9,331	101	—	—

Issuance of preferred shares	149,774	6,200,000	149,774	—	—	—	—	—	—

Repurchase of common shares	(190,123)	—	—	(9,595,816)	(1)	(190,122)	—	—	—

Dividends/distributions	(335,337)	—	—	—	—	—	(250,479)	—	(84,858)

Comprehensive income (loss):

Net income (loss)	91,929	—	—	—	—	—	75,249	—	16,680

Other comprehensive loss:

Change in unrealized gain (loss) on marketable equity securities, net	(827)	—	—	—	—	—	—	(896)	69

Change in unrealized gain (loss) on foreign currency translation	371	—	—	—	—	—	—	371	—

Change in unrealized gain (loss) from non-consolidated entities, net	(8,390)	—	—	—	—	—	—	(3,526)	(4,864)

Other comprehensive income (loss)	(8,846)

Comprehensive income (loss)	83,083

Balance at December 31, 2007	$1,739,565	12,460,001	$376,678	61,064,334	$6	$1,056,464	$(469,769)	$(2,778)	$778,964

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in- Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
Balance at December 31, 2007	$1,739,565	12,460,001	$376,678	61,064,334	$6	$1,056,464	$(469,769)	$(2,778)	$778,964

Repurchase of exchangeable note equity component	(2,839)	—	—	—	—	(2,839)	—	—	—

Contributions from noncontrolling interests	1,957	—	—	—	—	—	—	—	1,957

Redemption of OP Units	—	—	—	34,377,989	3	516,537	—	—	(516,540)

Repurchase of OP Units	(475)	—	—	—	—	156	—	—	(631)

Purchase of noncontrolling interest	(5,311)	—	—	—	—	—	—	—	(5,311)

Transfer of noncontrolling interest	(3,086)	—	—	—	—	—	—	—	(3,086)

Issuance of common shares, net	85,101	—		6,037,715	1	85,075	25	—	—

Repurchase of common shares	(16,853)	—	—	(1,179,800)	—	(16,853)	—	—	—

Repurchase of preferred shares	(24,372)	(501,700)	(24,372)	—	—	—	—	—	—

Redemption discount – Series C	5,678	—	—	—	—	—	5,678	—	—

Retirement of special voting preferred	—	(1)	—	—	—	—	—	—	—

Dividends/distributions	(266,749)	—	—	—	—	—	(107,819)	—	(158,930)

Comprehensive income (loss):

Net income (loss)	(3,468)	—	—	—	—	—	2,754	—	(6,222)

Other comprehensive income (loss):

Change in unrealized gain (loss) on marketable equity securities, net	38	—	—	—	—	—	—	107	(69)

Change in unrealized gain (loss) on foreign currency translation	(96)	—	—	—	—	—	—	(96)	—

Change in unrealized gain (loss) on interest rate swap, net	(1,882)	—	—	—	—	—	—	(2,064)	182

Change in unrealized gain (loss) from non-consolidated entities, net	(6,137)	—	—	—	—	—	—	(5,800)	(337)

Transfer of noncontrolling interests share	—	—	—	—	—	—	—	(5,019)	5,019

Other comprehensive income (loss)	(8,077)

Comprehensive income (loss)	(11,545)

Balance at December 31, 2008	$1,501,071	11,958,300	$352,306	100,300,238	$10	$1,638,540	$(569,131)	$(15,650)	$94,996
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in- Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
Balance at December 31, 2008	$1,501,071	11,958,300	$352,306	100,300,238	$10	$1,638,540	$(569,131)	$(15,650)	$94,996

Cumulative effect, change in accounting principal from non-consolidated entity	—	—	—	—	—	—	11,647	(11,647)	—

Redemption of OP units	—	—	—	572,213	—	3,580	—	—	(3,580)

Contributions from noncontrolling interests	1,756	—	—	—	—	—	—	—	1,756

Conversion – Series C	—	(503,100)	(24,439)	2,955,368	—	31,433	(6,994)	—	—

Issuance of common shares, net	24,569	—	—	4,811,241	1	24,568	—	—	—

Dividends/distributions	(46,858)	—	—	13,304,198	1	52,858	(96,232)	—	(3,485)

Comprehensive Income (loss):

Net loss	(211,272)	—	—	—	—	—	(210,152)	—	(1,120)

Other comprehensive income (loss):

Change in unrealized gain (loss) on foreign currency translation	(19)	—	—	—	—	—	—	(19)	—

Change in unrealized gain (loss) on interest rate swap, net	1,815	—	—	—	—	—	—	1,815	—

Change in unrealized gain (loss) from non-consolidated entity, net	26,174	—	—	—	—	—	—	26,174	—

Other comprehensive income	27,970

Comprehensive loss	(183,302)

Balance at December 31, 2009	$1,297,236	11,455,200	$327,867	121,943,258	$12	$1,750,979	$(870,862)	$673	$88,567

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Consolidated Statements of Cash Flows
($000 except per share amounts)
Years ended December 31,

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$(211,272)	$(3,468)	$91,929
Adjustments to reconcile net income (loss) to net cash provided by operating activities, net of effects from acquisitions:
Depreciation and amortization	185,208	252,389	257,663
Gains on sales of properties	(9,134)	(44,957)	(110,742)
Debt satisfaction charges (gains), net	(29,872)	(62,889)	2,250
Impairment charges and loan losses	101,166	16,519	17,170
Straight-line rents	(240)	2,114	16,151
Other non-cash (income) charges, net	(7,192)	5,944	18,376
Equity in (earnings) losses of non-consolidated entities	123,176	43,305	(46,474)
Distributions of accumulated earnings from non-consolidated entities	4,707	1,697	7,930
Deferred taxes, net	196	1,313	2,358
Increase (decrease) in accounts payable and other liabilities	1,175	(9,129)	4,999
Change in rent receivable and prepaid rent, net	1,600	22,829	12,378
(Decrease) increase in accrued interest payable	(4,605)	(6,026)	15,193
Other adjustments, net	4,394	10,560	(1,530)
Net cash provided by operating activities	159,307	230,201	287,651
Cash flows from investing activities:
Net proceeds from sales/transfers of properties	113,139	238,600	423,634
Net proceeds from sales of properties-affiliates	—	95,576	126,628
Purchase of noncontrolling interests	—	(5,311)	—
Investments in real estate including intangible assets and capital leases	(45,122)	(94,610)	(163,746)
Investments in and advances to non-consolidated entities, net	4,765	(18,388)	(97,942)
Acquisition of interest in certain non-consolidated entities	—	—	(366,614)
Acquisition of additional interest in LSAC	—	—	(24,199)
Principal payments received on notes and loans receivable	12,886	1,468	8,499
Real estate deposits	—	223	1,756
Investment in notes receivable	—	(1,000)	—
Proceeds from the sale of marketable equity and debt securities	9,451	2,506	29,462
Investment in marketable equity securities	—	—	(723)
Distribution from non-consolidated entities in excess of accumulated earnings	16,241	26,355	9,457
Increase in deferred leasing costs	(8,641)	(11,988)	(5,713)
Change in escrow deposits and restricted cash	9,248	(3,303)	28,011
Net cash provided by (used in) investing activities	111,967	230,128	(31,490)
Cash flows from financing activities:
Proceeds of mortgages and notes payable	11,540	13,700	246,965
Change in revolving credit facility borrowing, net	(18,000)	25,000	(65,194)
Dividends to common and preferred shareholders	(49,642)	(241,306)	(137,259)
Dividend reinvestment plan proceeds	—	—	5,652
Repurchase of exchangeable notes	(101,006)	(169,479)	—
Repurchase of trust preferred securities	—	(44,561)	—
Principal payments on debt, excluding normal amortization	(264,399)	(242,679)	(665,124)
Principal amortization payments	(39,052)	(64,552)	(73,351)
Proceeds from term loan	165,000	70,000	225,000
Proceeds from trust preferred securities	—	—	200,000
Proceeds from exchangeable notes	—	—	450,000
Issuance of common/preferred shares, net	20,026	47,014	149,898
Repurchase of common and preferred shares	—	(24,374)	(190,123)
Contributions from noncontrolling interests	1,756	1,957	—
Cash distributions to noncontrolling interests	(3,485)	(158,930)	(84,858)
Increase in deferred financing costs	(5,317)	(2,712)	(18,707)
Swap termination costs	(366)	(415)	—
Payments on forward equity commitment, net	(2,262)	(12,825)	—
Purchases of partnership units	—	(475)	(3,926)
Net cash (used in) provided by financing activities	(285,207)	(804,637)	38,973
Cash acquired in co-investment program acquisition	—	—	20,867
Cash associated with sale of interest in entity	—	—	(1,442)
Change in cash and cash equivalents	(13,933)	(344,308)	314,559
Cash and cash equivalents, beginning of year	67,798	412,106	97,547
Cash and cash equivalents, end of year	$53,865	$67,798	$412,106

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(1) The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, and manages a geographically diversified portfolio of predominately net-leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net-lease area. As of December 31, 2009, the Company owned or had interests in approximately 210 consolidated properties located in 40 states and the Netherlands. The real properties owned by the Company are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses. As of December 31, 2008, the Company had ownership interests in approximately 225 consolidated properties in 41 states and the Netherlands.

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

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or through Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. On December 31, 2008, The Lexington Master Limited Partnership ("MLP"), a former operating partnership, merged with and into the Company and the MLP ceased to exist for financial reporting purposes. As of December 31, 2009, the Company controlled three operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”), (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”), and (3) Net 3 Acquisition L.P. (“Net 3”).

(2) Summary of Significant Accounting Policies

The Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("Codification") was released in June 2009. The Codification became the exclusive authoritative reference for non-governmental U.S. generally accepted accounting principles ("GAAP") for use in financial statements issued for interim and annual periods ending after September 15, 2009, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The FASB divided non-governmental GAAP into the authoritative Codification and guidance that is nonauthoritative. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. All references to accounting guidance in this report have been modified to conform to the Codification.

Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, LRA and Six Penn Center L.P. Lexington Contributions, Inc. ("LCI") and Lexington Strategic Asset Corp. (“LSAC”), each a former majority-owned TRS and the MLP, were merged with and into the Company as of March 25, 2008, June 30, 2007 and December 31, 2008, respectively, are included in the consolidated financial statements through their applicable merger dates. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls through (i) voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIE's in which the Company is not the primary beneficiary are accounted for by the equity method.

Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred dividends and amounts allocated to unvested share-based payment awards, if applicable, by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, OP units, put options of certain partners’ interests in non-consolidated entities and convertible securities.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Use of Estimates. Management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination if certain entities should be consolidated, classification of noncontrolling interests, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments, and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Purchase Accounting and Acquisition of Real Estate. The fair value of the real estate acquired, which includes the impact of fair value adjustments for assumed mortgage debt related to property acquisitions, is allocated to the acquired tangible assets, consisting of land, building and improvements, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. Beginning in 2009, acquisition costs are expensed as incurred and are included in property operating expense in the accompanying consolidated statement of operations. Also, noncontrolling interests acquired are recorded at estimated fair market value.

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

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships are amortized to expense over the applicable lease term plus expected renewal periods.

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates buildings and building improvements over periods ranging from 8 to 40 years, land improvements from 15 to 20 years, and fixtures and equipment from 2 to 16 years.

Revenue Recognition. The Company recognizes revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease. All above-market lease assets, below-market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third party ownership interest.

Accounts Receivable. The Company continuously monitors collections from its tenants and would make a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2009 and 2008, the Company’s allowance for doubtful accounts was not significant.

Fair Value Measurements. The Company follows the guidance in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820") to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The provisions of the guidance were effective for financial statements issued for fiscal years beginning after November 15, 2007, except for those relating to nonfinancial assets and liabilities, which were deferred for one additional year, and a scope exception for purposes of fair value measurements affecting lease classification or measurement. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk, where applicable, in the Company’s assessment of fair value.

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

Investments in Non-Consolidated Entities. The Company accounts for its investments in 50% or less owned entities under the equity method, unless consolidation is required or if the Company’s investment in the entity is less than 3% and the Company has no influence over the control of the entity then the entity is accounted for under the cost method.

Impairment of Equity Method Investments. On a quarterly basis, the Company assesses whether there are indicators that the value of its equity method investments may be impaired. An impairment charge is recognized only if the Company determines that a decline in the value of the investment below its carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Company’s intent and ability to recover its investment given the nature and operations of the underlying investment, including the level of the Company’s involvement therein, among other factors. To the extent an impairment is deemed to be other-than-temporary, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan’s effective interest rate or the loan’s observable current market price to the net carrying value of the loan, which may result in an allowance and corresponding charge to loan loss reserves. Interest on impaired loans is recognized on a cash basis.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Common Shareholder Dividends. For three of its quarterly common share dividends declared during 2009, the Company relied upon Internal Revenue Service Revenue Procedure 2008-68 (“IRS Rev. Proc. 2008-68”). IRS Rev. Proc. 2008-68, through a date certain, allows REITs to offer shareholders elective stock dividends, which are dividends paid in a mixture of stock and cash, of which at least 10% must be paid in cash. The stock portion of the dividend was accounted for as a stock issuance upon distribution and earnings per share was adjusted prospectively.

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815 Derivatives and Hedging ("Topic 815"). In accordance with Topic 815, such agreements are carried on the balance sheet at their fair value, as an asset if their fair value is positive or as a liability, if their fair value is negative. If the interest rate swap is designated as a cash flow hedge, the effective portion of the swap’s change in fair value is reported as a component of other comprehensive income (loss) and the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap agreements and the hedged item. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when: (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (2) it is no longer probable that the forecasted transaction will occur; or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. The Company may utilize interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative trading purposes.

Stock Compensation. The Company maintains an equity participation plan. Options granted under the plan in 2008 vest upon attainment of certain market performance measures and expire ten years from the date of grant. Non-vested share grants generally vest either based upon (i) time, (ii) performance and/or (iii) market conditions. Prior to January 1, 2003, the Company accounted for the plan under the intrinsic value-based method of accounting. Effective January 1, 2003, the Company adopted the prospective method for all employee awards granted, modified or settled after January 1, 2003.  All share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations based on their fair values.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

A summary of the average taxable nature of the Company’s common dividends for each of the years in the three-year period ended December 31, 2009, is as follows:

	2009	2008	2007
Total dividends per share	$0.72000	$2.25408 (1)	$2.93342	(1)(2)
Ordinary income	53.80%	62.24%	42.36%
15% rate — qualifying dividend	0.61%	0.66%	2.50%
15% rate gain	—	14.12%	35.62%
25% rate gain	—	9.56%	19.52%
Return of capital	45.59%	13.42%	—
	100.00%	100.00%	100.00%

(1) Of the total dividend paid in January 2008, $1.21092 is allocated to 2007 and $1.26408 is allocated to 2008.
(2) Includes the special dividend of $0.2325 paid in January 2007 and a portion of the special dividend of $2.10 paid in January 2008.

A summary of the average taxable nature of the Company’s dividend on Series B Cumulative Redeemable Preferred Shares for each of the years in the three-year period ended December 31, 2009, is as follows:

	2009	2008	2007
Total dividends per share	$2.0125	$2.0125	$2.0125
Ordinary income	98.87%	71.90%	42.36%
15% rate — qualifying dividend	1.13%	0.76%	2.50%
15% rate gain	—	16.30%	35.62%
25% rate gain	—	11.04%	19.52%
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company’s dividend on Series C Cumulative Convertible Preferred Shares for each of the years in the three-year period ended December 31, 2009, is as follows:

	2009	2008	2007
Total dividends per share	$3.25	$7.63976 (1)	$3.25
Ordinary income	98.87%	66.35%	42.36%
15% rate — qualifying dividend	1.13%	0.70%	2.50%
15% rate gain	—	15.05%	35.62%
25% rate gain	—	10.19%	19.52%
Return of capital	—	7.71%	—
	100.00%	100.00%	100.00%

(1) Includes deemed distribution of $4.38976 due to an adjustment to the conversion rate.

A summary of the average taxable nature of the Company’s dividend on Series D Cumulative Redeemable Preferred shares for the years in the three-year period ended December 31, 2009, is as follows:

	2009	2008	2007
Total dividends per share	$1.8875	$1.415625 (1)	$1.662049
Ordinary income	98.87%	71.90%	42.36%
15% rate — qualifying dividend	1.13%	0.76%	2.50%
15% rate gain	—	16.30%	35.62%
25% rate gain	—	11.04%	19.52%
	100.00%	100.00%	100.00%

(1) Dividend paid in January 2008 was allocated to 2007.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Foreign Currency. The Company has determined that the functional currency of its foreign operation is the respective local currency. As such, assets and liabilities of the Company’s foreign operation is translated using the period-end exchange rates, and revenues and expenses are translated using the exchange rate as determined throughout the period. Unrealized gains or losses resulting from translation are included in accumulated other comprehensive income (loss) and as a separate component of the Company’s shareholders’ equity.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations, should they exist. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2009 and 2008, the Company was not aware of any environmental matter relating to any of its assets that would have a material impact on the financial statements.

Segment Reporting. The Company operates generally in one industry segment, investment in net-leased real properties.

Reclassifications. Certain amounts included in prior years’ financial statements have been reclassified to conform with the current year presentation, including certain statement of operations captions including activities for properties sold during 2009, which are presented as discontinued operations.

Newly Adopted Accounting Guidance. In August 2009, the FASB amended guidance on fair value measurements which clarifies how entities should estimate the fair value of liabilities. The guidance was issued to improve the consistency of how entities apply the fair value guidance to liabilities and provides acceptable measurement techniques in circumstances when quoted market prices in an active market for an identical liability are not available. The new guidance is effective for annual and interim periods beginning after August 27, 2009. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows and was adopted by the Company effective October 1, 2009.

Recently Issued Accounting Guidance. In June 2009, the FASB issued guidance related to the consolidation of VIEs. The guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance is effective for periods beginning after November 15, 2009. Management has determined that the guidance will not have a material impact on the Company's financial position, results of operations and cash flows.

On February 24, 2010, the FASB issued new guidance that updates guidance issued in May 2009 which establishes principles and requirements for subsequent events. This guidance was effective immediately and applies to the accounting for and disclosure of subsequent events not addressed in other applicable GAAP. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(3) Earnings Per Share

The Company’s unvested share-based payment awards are considered participating securities and as such the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses, accordingly the unvested share-based payment awards are not allocated losses for the years ending December 31, 2009, 2008 and 2007. The following is a reconciliation of numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2009:

	2009	2008	2007
BASIC
Loss from continuing operations attributable to common shareholders	$(190,635)	$(15,776)	$(22,708)
Less: Unvested common share dividends	(449)	(491)	(1,362)
Loss attributable to common shareholders from continuing operations for earnings per share	(191,084)	(16,267)	(24,070)
Income (loss) from discontinued operations attributable to common shareholders	(51,792)	(2,707)	71,224
Net income (loss) attributable to common shareholders for earnings per share	$(242,876)	$(18,974)	$47,154
Weighted average number of common shares outstanding - basic	109,280,955	67,872,590	64,910,123
Income (loss) per common share — basic:
Loss from continuing operations	$(1.75)	$(0.24)	$(0.37)
Income (loss) from discontinued operations	(0.47)	(0.04)	1.10
Net income (loss) attributable to common shareholders	$(2.22)	$(0.28)	$0.73
DILUTED
Loss attributable to common shareholders from continuing operations for earnings per share — basic	$(191,084)	$(16,267)	$(24,070)
Incremental loss attributable to assumed conversion of dilutive securities	—	—	—
Loss attributable to common shareholders from continuing operations for earnings per share	(191,084)	(16,267)	(24,070)
Income (loss) from discontinued operations attributable to common shareholders	(51,792)	(2,707)	71,224
Net income (loss) attributable to common shareholders for earnings per share - diluted	$(242,876)	$(18,974)	$47,154
Weighted average number of shares used in calculation of basic earnings per share	109,280,955	67,872,590	64,910,123
Add — incremental shares representing:
Shares issuable upon conversion of dilutive securities	—	—	—
Weighted average number of common shares – diluted	109,280,955	67,872,590	64,910,123
Income (loss) per common share — diluted:
Loss from continuing operations	$(1.75)	$(0.24)	$(0.37)
Income (loss) from discontinued operations	(0.47)	(0.04)	1.10
Net income (loss) attributable to common shareholders	$(2.22)	$(0.28)	$0.73

During 2009, 503,100 shares of Series C Cumulative Convertible Preferred Shares ("Series C Preferred") were converted into 2,955,368 common shares. The difference between the fair value of the securities transferred in excess of the fair value of the securities issuable pursuant to the original conversion terms of $6,994 constitutes a deemed dividend, even though the conversion was for equivalent fair values, and is dilutive to common shareholders and accordingly, it has been deducted from net income (loss) to arrive at net income (loss) attributable to common shareholders for 2009.

During 2008, the Company redeemed 501,700 shares of Series C Preferred at a $5,678 discount to their historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to the common shareholders and, accordingly, it has been added to net income (loss) to arrive at net income (loss) allocable to common shareholders for the year ended December 31, 2008.

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(4) Investments in Real Estate and Intangible Assets

During 2009, the Company acquired the remainder interests in land in Long Beach, California in connection with a tenant's lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property. During 2008, the Company made acquisitions, totaling $57,488.

As of December 31, 2009 and 2008, the components of intangible assets, are as follows:

	2009	2008
Lease origination costs	$349,864	$362,712
Tenant relationship values	160,006	165,009
Above-market leases	98,906	99,397
	$608,776	$627,118

The estimated amortization of the above intangibles for the next five years is $53,180 in 2010, $48,211 in 2011, $37,892 in 2012, $26,673 in 2013 and $21,500 in 2014.

Below-market leases, net of accretion, which are included in deferred revenue, are $106,291 and $121,284, respectively in 2009 and 2008. The estimated accretion for the next five years is $8,456 in 2010, $8,319 in 2011, $7,976 in 2012, $7,518 in 2013 and $6,359 in 2014.

In addition, on December 31, 2009, the Company acquired an office building in Greenville, South Carolina for $10,500. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not less than $10,710 and not greater than $11,550. If the tenant does not exercise the purchase option, the Company has the right to require the tenant to purchase the property for $10,710. The Company has determined that the lease is a direct financing lease and has classified it in other assets in the accompanying Consolidated Balance Sheet.

(5) Sales of Real Estate and Discontinued Operations

The Company sold, to unrelated parties (1) 18 properties in 2009, three of which were transferred to lenders or disposed of through bankruptcy, (2) 41 properties in 2008, one of which was transferred to the lender, and (3) 53 properties in 2007, for aggregate net proceeds of $108,475, $238,600 and $423,634, respectively, which resulted in gains in 2009, 2008 and 2007 of $9,134, $13,151 and $92,878, respectively. These gains are included in discontinued operations.

At December 31, 2009 and 2008, the Company had no properties and one property classified as held for sale, respectively.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2009, 2008 and 2007:

	Year Ending December 31,
	2009	2008	2007
Total gross revenues	$12,685	$33,938	$84,185
Pre-tax income (loss), including gains on sales	$(54,556)	$(1,468)	$94,359

In 2009, the Company received gross proceeds of $4,750 in a sale-leaseback transaction of land in Palm Beach Gardens, Florida. The Company is leasing back the land for 30 years and has an option to purchase the land in June 2014 and June 2015. The Company has not recognized a gain on the transaction as the Company is considered to have continued involvement in the property due to the purchase option.

During 2009, the Company conveyed three properties to lenders in full satisfaction of the related aggregate $38,022 non-recourse mortgage notes payable.

During 2008, the Company conveyed one property to a lender in full satisfaction of the $6,516 non-recourse mortgage note payable. The Company recorded a gain on debt satisfaction of $3,990.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During 2007, the Company sold one property for a sale price of $35,700 and provided $27,700 in secured financing to the buyer at a rate of 6.45%. The note matures in 2015 when a balloon payment of $25,731 is due.

The provision for income taxes included in discontinued operations in 2007 of $3,414 relates primarily to taxes incurred on the sale of properties by taxable REIT subsidiaries, including C-Corp built in gain taxes. The federal and state portion of the $3,414 is $2,731 and $683, respectively.

The Company has not treated properties sold to Net Lease Strategic Assets Fund L.P. as discontinued operations as it has continuing involvement with such assets through its partnership interest. In addition, management will not consider assets being marketed for sale as discontinued operations until it is probable that a sale will take place within 12 months.

(6) Impairments and Loan Losses

The Company assesses on a regular basis whether there are any indicators that the value of Company assets have become impaired. If an asset is determined to be impaired, the Company reduces the asset’s carrying value to its estimated fair value. The Company estimates the fair value of these assets by using several techniques such as income and market valuation which primarily rely on unobservable inputs, such as estimated capitalization rates, which are within Level 3 of the fair value hierarchy.

During 2009, 2008 and 2007, the Company recognized $101,166, $16,519 and $17,170, respectively, of impairment charges and loan losses, including amounts in discontinued operations, relating to real estate assets and certain loan assets.

•
During 2009, three real estate assets with an aggregate carrying value of $59,974 were written down to their estimated aggregate fair value of $24,650 in anticipation of foreclosure by their respective mortgage lenders, resulting in an aggregate impairment charge of $35,324.

•	The Company recognized impairments of $38,493, $12,031 and $1,670 during 2009, 2008 and 2007, respectively, on real estate assets that were disposed of below their carrying value.

•
During 2009, the Company recognized aggregate impairments of $25,773 on four properties acquired on December 31, 2006 in the merger with Newkirk Realty Trust (“Newkirk”), classified in continuing operations as a result of triggering events with respect to the properties. Three of these properties, with an aggregate carrying value of $11,512, were written down to their aggregate estimated fair value of zero, as the Company determined that it is unlikely that the Company will recover any of its investment. In addition, the Company adjusted the $51,267 carrying value of its consolidated variable interest property in San Francisco, California to its estimated fair value of $37,006 due to an anticipated restructuring of the property’s entity structure and debt.

•
During 2009, the Company agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $4,950. The Company wrote the notes receivable down to the aggregate agreed-upon discounted payoff amount of $3,865, which approximated fair value and recognized a loan loss reserve of $1,085 during 2009. In addition, the Company sold investments in debt securities for $9,451 and realized a loss of $491.

•	During 2008, the Company conveyed one property to a lender and recognized an impairment loss of $4,488.

•	During 2007, the Company recognized an impairment loss of $5,500 on a vacant property and a $10,000 impairment loss on a property upon the tenant’s lease rejection.

The Company also determined that two of its investments in non-consolidated entities incurred other-than-temporary impairments in 2009 and accordingly recognized $74,693 of impairment charges in equity in earnings (losses) from non-consolidated entities including other-than-temporary impairments of $68,213 on its investment in Lex-Win Concord LLC which reduced the carrying value of that investment to zero. In addition, in 2009 the Company recorded an impairment charge of $6,480 on its investment in an unconsolidated joint venture acquired in the merger with Newkirk due to the expiration of the net-lease on the hotel asset owned by the joint venture. The Company sold this investment for $60 in 2009.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(7) Notes Receivable

As of December 31, 2009 and 2008, the Company’s notes receivable, including accrued interest, are comprised primarily of first and second mortgage loans on real estate aggregating $60,567 and $68,812, respectively, bearing interest, including imputed interest, at rates ranging from 4.6% to 16.0% and maturing at various dates between 2014 and 2022.

(8) Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009 and on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using			Year ended December 31, 2009 Total Gains
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Forward purchase equity asset	$20,141	$—	$20,141	$—

Interest rate swap liability	$(5,240)	$—	$(5,240)	$—

Impaired real estate assets*	$36,658	$—	$—	$36,658	$(99,590)

Investment in and advances to non-consolidated entities*	$—	$—	$—	$—	$(74,693)

Impaired notes receivable*	$—	$—	$—	$—	$(1,576)

*Represents a non-recurring measurement. See note 6 regarding impairments and loan losses

	Balance	Fair Value Measurements Using
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$10,698	$—	$10,698	$—

Interest rate swap liability	$(7,055)	$—	$(7,055)	$—

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The Company has estimated the fair value of its other financial instruments at amounts which are based upon interpretation of available market information and valuation methodologies (including discounted cash flow analysis). The table below sets forth the carrying amounts and fair values of the Company’s financial instruments as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes Receivable	$60,567	$44,092	$68,812	$62,000

Liabilities
Debt	$2,087,990	$1,748,617	$2,381,824	$2,068,725

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

(9) Investment in Non-Consolidated Entities

Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Since the formation of NLS in 2007, the Company has contributed fee and leasehold interests in 19 properties and $15,258 in cash to NLS, and Inland has contributed $217,340 in cash to NLS. In addition, the Company sold, for cash, leasehold interests in 24 properties, plus a 40% tenant-in-common interest in a property, to NLS and recorded an aggregate gain of $31,806 and $19,422 (including the Company’s share of gain on the 40% interest in a property) in 2008 and 2007, respectively, which was limited by the Company’s aggregate ownership interest in NLS’s common and preferred equity. The properties were subject to approximately $339,500 in mortgage debt, which was assumed by NLS. The mortgage debt assumed by NLS had stated interest rates ranging from 5.1% to 8.5%, with a weighted average interest rate of 6.1%, and maturity dates ranging from 2009 to 2025. After these transactions, Inland and the Company own 85% and 15%, respectively, of NLS’s common equity and the Company owns 100% of NLS’s preferred equity.

Inland and the Company are currently entitled to a return on/of their respective investments as follows: (1) Inland, 9% on its common equity ($220,590 in common equity), (2) the Company, 6.5% on its preferred equity ($162,487 in preferred equity), (3) the Company, 9% on its common equity ($38,928 in common equity), (4) return of the Company preferred equity ($162,487 in preferred equity), (5) return of Inland common equity ($220,590 in common equity), (6) return of the Company common equity ($38,928 in common equity) and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland and 15% to the Company.

In addition to the capital contributions described above, the Company and Inland have committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net-leased assets.

LRA has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, as defined, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The following is summary historical cost basis selected balance sheet data as of December 31, 2009 and 2008 and statement of operations data for the years ended December 31, 2009 and 2008, and for the period December 20, 2007 (inception) to December 31, 2007.

	As of 12/31/09	As of 12/31/08
Real estate, including intangibles, net	$682,165	$719,409
Cash, including restricted cash	10,586	9,370
Mortgages payable	312,273	320,898
Noncontrolling preferred interest	175,730	170,772
Partners’ capital	200,610	233,281

	For the Year Ended 12/31/09	For the Year Ended 12/31/08	For the Period 12/20/07 to 12/31/07
Total gross revenues	$58,642	$50,616	$951
Depreciation and amortization	(38,996)	(32,499)	—
Interest expense	(19,715)	(17,667)	(338)
Other expenses, net	(3,482)	(3,272)	(14)
Net income (loss)	$(3,551)	$(2,822)	$599

During the year ended December 31, 2009 and 2008, the Company recognized $12,364 and ($16,902), respectively, of equity in earnings (losses) relating to NLS based upon the hypothetical liquidation book value method. The difference between the assets contributed to NLS and the fair value of the Company’s equity investment in NLS is $94,723 and is accreted into earnings over the estimated useful lives of NLS’s assets. During 2009 and 2008, the Company recorded earnings of $3,636 and $3,213, respectively, related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying Consolidated Statement of Operations.

During 2008 and 2007, the Company incurred transaction costs relating to the formation of NLS of $1,138 and $2,316, respectively, which are included in general and administrative expenses in the Consolidated Statements or Operations.

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord LLC (“Lex-Win Concord”). On December 31, 2006 in connection with the merger with Newkirk, the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. Newkirk has contributed $91,711 to the co-investment program and the Company has contributed $70,789 since the merger. The other 50% interest in Concord was held by WRT Realty L.P. ("Winthrop"). The Company’s former Executive Chairman and Director of Strategic Acquisitions is also the Chairman and Chief Executive Officer of the parent of Winthrop. The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The following is summary balance sheet data as of December 31, 2009 and 2008 and statement of operations data for the years ended December 31, 2009, 2008 and 2007 for Lex-Win Concord:

	As of	As of
	12/31/2009	12/31/2008
Assets	$634,508	$1,007,122
Liabilities	569,894	711,359
Noncontrolling preferred interest	5,720	76,441
Members' capital	58,894	219,322

	For the Year Ended
	December 31,
	2009	2008	2007
Income	$38,955	$87,336	$68,453
Other-than-temporary impairment losses, loan losses and reserves	(230,195)	(104,885)	(11,028)
Interest and other expenses	(33,763)	(41,234)	(47,216)
Net income (loss)	(225,003)	(58,783)	10,209
Net (income) loss attributable to noncontrolling interests	68,697	(1,631)	(13)
Net income (loss) attributable to members	$(156,306)	$(60,414)	$10,196

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

Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the bond and real estate markets and the overall economy. As a result, Concord has recorded significant other-than-temporary impairment charges in 2008 and 2009.

In addition, the Company’s management performed a comprehensive analysis of its investment in Lex-Win Concord on a quarterly basis to determine if the investment is other-than-temporarily impaired. During the first half of 2009, primarily due to (1) the continued deterioration in the value of Concord’s loan and bond portfolio, (2) a margin call received by Concord and potential additional margin calls, (3) the preferred equity investor’s failure to fund the requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord’s debt covenant violations, and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, the Company’s management determined that its investment in Lex-Win Concord had suffered a significant decrease in value and ultimately should be valued at zero. As a result, the Company recorded aggregate $68,213 of other-than-temporary impairment charges during 2009. These additional impairment charges are recognized as a component of equity in earnings (losses) of non-consolidated entities. Concord incurred additional losses during the remainder of 2009, of which the Company's share is $10,588. The Company has not recorded these losses and has suspended them as the Company does not have any future obligation or the intent to fund the future operations of Concord.

In order to satisfy debt repayments of Concord to one of its lenders, a capital contribution was made to Concord by Lex-Win Concord, and short-term secured loans were made directly to a Concord subsidiary by the Company and Winthrop during the third quarter of 2009. The contribution was returned and loans were repaid in full within 30 days of initial funding. The contribution to Concord by Lex-Win Concord represented additional equity at risk for Lex-Win Concord at the time of the contribution, which triggered a reconsideration event during the third quarter of 2009 at both the Concord and the Lex-Win Concord levels. Due to the continued decline in value of Concord’s assets and resulting insufficient equity within Concord to finance its activities, Lex-Win Concord’s management determined that Concord, and by extension, Lex-Win Concord, are VIEs. The Company’s management performed an analysis and concurred with the assessment, however, the Company determined that it is not the primary beneficiary of these VIEs. The operations of the co-investment program are not controlled by the Company, and other than a non-recourse carve-out guaranty (for “bad boy” acts), the Company has not guaranteed any obligations of Concord. In addition, the Company has no obligation to fund the operations of Concord, and it does not plan to fund future operations of Concord. As a result, the Company will continue to account for the investment under the equity method.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Lex-Win Acquisition LLC (“Lex-Win”). During 2007, Lex-Win, an entity in which the Company holds a 28% ownership interest, acquired 3.9 million shares of common stock in Piedmont Office Realty Trust, Inc. (formerly known as Wells Real Estate Investment Trust, Inc.) (“Wells”), a non-exchange traded entity, at a price per share of $9.30 in a tender offer. During 2007, the Company funded $12,542 relating to this tender and received $1,890 relating to an adjustment of the number of shares tendered. Winthrop and three other members hold the remaining interests in Lex-Win. The Company’s former Executive Chairman and Director of Strategic Acquisitions is the Chief Executive Officer of the parent of Winthrop. Profits, losses and cash flows of Lex-Win are allocated in accordance with the membership interests. During 2008, Lex-Win incurred losses of $3,847 relating to its investment in Wells and sold its entire interest in Wells for $32,289.

Other Equity Method Investment Limited Partnerships . During 2009, the Company recognized a gain of $2,000 on the sale of an office building in Columbia, South Carolina, in which the Company held a 40% limited partnership interest. The Company’s share of net proceeds from the sale was $12,513. In addition, the Company sold its interest in a hotel joint venture for $60 during 2009. The Company’s remaining equity method investments consist of interests in five partnerships with ownership percentages ranging between 27% and 35%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships are encumbered by $29,433 in mortgage debt (the Company’s proportionate share is $8,801) with interest rates ranging from 9.4% to 11.5% with a weighted average rate of 9.9% and maturity dates ranging from 2011 to 2016.

The Company, through LRA, earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $1,140, $1,105 and $1,226 in 2009, 2008 and 2007, respectively. In addition, the Company earned incentive fees in 2007 of $11,685.

(10) Mortgages and Notes Payable and Contract Right Payable

The Company had outstanding mortgages and notes payable of $1,857,909 and $2,033,854 as of December 31, 2009 and 2008, respectively, excluding discontinued operations. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.1% to 10.3% at December 31, 2009 and the mortgages and notes payable mature between 2010 and 2022. Interest rates, including imputed rates, ranged from 2.0% to 10.5% at December 31, 2008. The weighted average interest rate at December 31, 2009 and 2008 was approximately 5.6% and 5.5%, respectively.

On February 13, 2009, the Company refinanced its (1) $200,000 unsecured revolving credit facility, which had $25,000 outstanding and was scheduled to expire in June 2009, and (2) $225,000 secured term loan, which had $174,280 outstanding and was scheduled to mature in 2009, with a secured credit facility consisting of a $165,000 term loan and a $85,000 revolving loan with KeyBank N.A. (“KeyBank”), as agent. The secured credit facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option. With the consent of the lenders, the Company can increase the size of (1) the term loan by $135,000 and (2) the revolving loan by $115,000 (or $250,000 in the aggregate, for a total facility size of $500,000, assuming no prepayments of the term loan are made) by adding properties to the borrowing base or admitting additional lenders. During the second quarter of 2009, the Company increased the availability under the revolving loan by $40,000, by admitting an additional lender to the bank group, thus increasing the total facility to $290,000. The secured credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 75 properties as of December 31, 2009. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of December 31, 2009, the available additional borrowing under the secured credit facility was $96,578 and the Company had $7,483 outstanding letters of credit. As of December 31, 2009, $164,348 was outstanding under the term loan and $7,000 was outstanding under the revolving loan. In connection with the refinancing and the subsequent increase in the availability under the facility, the Company incurred $4,977 in financing costs and recognized $247 in debt satisfaction charges. The secured credit facility is subject to financial and other covenants, such as leverage ratio and debt service coverages, which the Company was in compliance with at December 31, 2009.

During 2008, the Company obtained $25,000 and $45,000 original principal amount secured term loans from KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. The net proceeds of the loans of $68,000 were used to partially repay indebtedness on three cross-collateralized mortgages. After such repayment, the amount owed on the three mortgages was $103,511, the three mortgages were combined into one mortgage, which is interest only instead of having a portion as self-amortizing and matures in September 2014. The Company was in compliance with the loan covenants as of December 31, 2009. These loans have an outstanding principal balance of $25,000 and $35,723, respectively, as of December 31, 2009 and 2008.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Pursuant to the new loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,240 and $7,055 at December 31, 2009 and 2008, respectively). The new debt is presented net of a discount at inception of $5,696 ($3,170 and $4,158 at December 31, 2009 and 2008, respectively). The discount is being amortized as interest expense over the term of the loans.

During 2009 and 2008, the Company obtained $11,540 and $21,245 original principal amount in non-recourse mortgages that bear interest at a weighted-average fixed rate of 6.4% and 6.0%, respectively, and have maturity dates ranging from 2012 to 2018.

During 2007, the Company settled an interest rate swap agreement for $1,870 in cash and recognized a loss of $649.

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction charges, excluding discontinued operations, of $85, $1,074 and $1,209 for the years ended December 31, 2009, 2008 and 2007, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in this Annual Report.

Contract right mortgage payable is a promissory note with a fixed interest rate of 9.68%, which provides for the following amortization payments:

Year ending December 31,	Total
2010	$491
2011	540
2012	593
2013	652
2014	717
Thereafter	12,259
$15,252

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

Scheduled principal and balloon payments for mortgages and notes payable for the next five years and thereafter are as follows:

Year ending December 31,	Total
2010 (1)	$139,486
2011 (1)	287,408
2012	221,918
2013	319,557
2014	260,435
Thereafter	629,105
$1,857,909

(1)	Subsequent to December 31, 2009, $14,749 of 2010 and $78,354 of 2011 maturities have been satisfied.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(11) Exchangeable Notes and Trust Preferred Securities

During 2007, the Company issued an aggregate $450,000 original principal amount of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity and upon certain events. The notes are exchangeable by the holders into common shares of the Company at a current price of $19.49 per share, subject to adjustment upon certain events. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the exchange value exceeds the principal amount of the note, either cash or common shares of the Company at the Company’s option. The notes had an outstanding balance of $85,709 and $204,074, net of unamortized discount of $1,941 and $6,926, as of December 31, 2009 and 2008, respectively. The initial discount of $23,693 was retrospectively recorded. The discount is being amortized as additional interest expense through January 2012, the first put date of the 5.45% Exchangeable Guaranteed Notes. Coupon interest expense on the 5.45% Exchangeable Guaranteed Notes was $7,554, $17,552 and $21,936 for 2009, 2008 and 2007, respectively. The discount amortization on the notes was $1,479, $3,544 and $4,231 for 2009, 2008 and 2007, respectively. The notes had an effective interest rate of 7.0%, 6.9% and 6.5% for 2009, 2008 and 2007, respectively.

During 2009 and 2008, the Company repurchased $123,350 and $239,000, respectively, original principal amount of the 5.45% Exchangeable Guaranteed Notes for cash payments and issuances of common shares of the Company of $101,006 and $192,984, respectively. As a result, the Company recognized a gain on debt extinguishment of $17,355 and $36,042, respectively, during 2009 and 2008, net of write-offs of $4,989 and $12,793, respectively, of the unamortized debt discount and deferred financing costs.

During 2007, the Company, through a wholly-owned subsidiary, issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. During 2008, the Company repurchased $70,880 original principal amount of the Trust Preferred Securities for a cash payment of $44,561, which resulted in a gain on debt extinguishment of $24,742 including a write-off of $1,577 in deferred financing costs. As of December 31, 2009 and 2008, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

Scheduled principal payments for these debt instrument for the next five years and thereafter are as follows:

Year ending December 31,	Total
2010	$—
2011	—
2012 (1)	85,709
2013	—
2014	—
Thereafter	129,120
$214,829
__________

(1)
Although the 5.45% Exchangeable Guaranteed Notes mature in 2027, the notes can be put to the Company in 2012, and the amount is shown net of $1,941 debt discount. Subsequent to December 31, 2009, $23,000 original principal amount of the notes was satisfied.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(12) Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates and other factors. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s investments and borrowings.

Cash Flow Hedges of Interest Rate Risk. The Company’s objectives in using interest rate derivatives are to add stability to interest expense, to manage its exposure to interest rate movements and therefore manage its cash outflows as it relates to the underlying debt instruments. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The Company has designated the interest-rate swap agreement with KeyBank as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $45,000 and $25,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings. During 2008, the Company terminated a portion of the swap for a notional amount of $9,277 due to a payment of the same amount on the $45,000 term loan. The Company recognized $253 of interest expense during 2008 due to the swap’s ineffectiveness and forecasted transactions no longer being probable.

The interest rate swap liability had a fair value of $5,240 and $7,055 at December 31, 2009 and 2008, respectively. Although the Company has determined that the majority of the inputs used to value its interest rate swap liability fall within Level 2 of the fair value hierarchy, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009 and 2008, the Company has determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,624 will be reclassified to earnings as an increase to interest expense.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

As of December 31, 2009, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,723

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of December 31, 2009, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$24,166

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the repurchase of 3,500,000 common shares of the Company at $5.60 per share, under the Company’s common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and the Company retains the cash dividends paid on the common shares, however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third party consultant determined the fair value of the equity commitment to be $20,141 and $10,698 at December 31, 2009 and 2008, respectively, and the Company recognized earnings during 2009 of $7,182 and losses of ($2,128) during 2008, primarily relating to the increase (decrease) in the fair value of the common shares held as collateral. The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but other observable inputs.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2009 and 2008.

	As of December 31, 2009		As of December 31, 2008
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$5,240	Accounts Payable and Other Liabilities	$7,055

Derivatives not designated as hedging instruments

Forward Purchase Equity Commitment	Other Assets	$20,141	Other Assets	$10,698

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The tables below present the effect of the Company’s derivative financial instruments on the Consolidated Statements of Operations for 2009.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) December 31,	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2009	(Effective Portion)	2009

Interest Rate Swap	$990	Interest expense	$(2,805)

Derivatives Not Designated as	Location of Gain or (Loss) Recognized in Income on	Amount of Gain or (Loss) Recognized in Income on Derivative December 31,
Hedging Instruments	Derivative	2009

Forward Purchase Equity Commitment	Change in value of forward purchase commitment	$7,182

The Company’s agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2009, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at December 31, 2009, it would have been required to settle its obligations under the agreements at the termination value of $5,665, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at December 31, 2009 was $4,024, net of prepayments.

(13) Variable Interest Entities

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

The Company, through its merger with Newkirk as of December 31, 2006, has one loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Company has determined that it is the primary beneficiary of this VIE and, accordingly, has consolidated Camfex in its financial statements. Camfex owns two multi-tenanted office buildings in California, with a carrying value of approximately $36,658 at December 31, 2009. Camfex has additional mortgage debt of approximately $23,732 as of December 31, 2009. The lenders of the additional mortgage debt hold no recourse to other Company assets. The mortgage debt had a stated maturity date of December 1, 2009. During the fourth quarter of 2009, Camfex’s management entered into forbearance agreements with its senior lenders. As a result, one property was sold to its tenant/lender in January 2010. In addition, the Company paid $50 to receive a deed in lieu of foreclosure on the second property in 2010, and the Company is currently restructuring the senior debt with the property’s existing lender.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The Company identified two additional VIEs during 2009 due to reconsideration events, Lex-Win Concord (see note 9) and Linwood Avenue Limited Partnership (“Linwood”). The Company holds a 55% interest in Linwood. Linwood owns an office building and an industrial building in Long Beach, California, with an aggregate carrying value of approximately $103,499 at December 31, 2009. The lenders of Linwood’s contract right payable ($15,252 at December 31, 2009) hold no recourse to other Company assets. During 2009, Linwood required additional capital to fund tenant improvements and lease commissions. The Company contributed $2,146 to the joint venture during 2009, which is eliminated in consolidation, and the Company is not obligated to fund future amounts. The Company determined that it is the primary beneficiary of Linwood and thus continues to consolidate the venture.

The Company has determined that other loans and investments are not VIEs and as such, the Company has continued to account for these loans and investments as a loan or equity investment, as appropriate.

(14) Leases

Lessor:

Minimum future rental receipts under the non-cancellable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2010	$310,480
2011	301,566
2012	273,888
2013	233,370
2014	191,536
Thereafter	712,274
$2,023,114

The above minimum lease payments do not include reimbursements to be received from tenants for certain operating expenses and real estate taxes and do not include early termination payments provided for in certain leases.

Certain leases allow for the tenant to terminate the lease if the property is deemed obsolete, as defined, and upon payment of a termination fee to the Company, as stipulated in the lease. In addition, certain leases provide the tenant with the right to purchase the leased property at fair market value or a stipulated price.

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

Minimum future rental payments under non-cancellable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2010	$2,148
2011	1,896
2012	1,664
2013	1,480
2014	1,074
Thereafter	4,544
$12,806

Rent expense for the leasehold interests was $1,039, $995 and $1,481 in 2009, 2008 and 2007, respectively.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

The Company leases its corporate headquarters. The lease expires December 2015, with rent fixed at $1,299 per annum through December 2011 and will be adjusted to fair market value, as defined in the lease, thereafter. The Company is also responsible for its proportionate share of operating expenses and real estate taxes above a base year. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. The minimum lease payments for the office are $1,299 for 2010 and 2011. Rent expense for 2009, 2008 and 2007 was $1,282, $958 and $975, respectively, and is included in general and administrative expenses.

(15) Noncontrolling Interests

In conjunction with several of the Company’s acquisitions in prior years, sellers were issued OP units as a form of consideration in exchange for the property. Substantially all OP units, other than the OP units held directly or indirectly by the Company, are redeemable at certain times, only at the option of the holders, and are not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company determined that the OP units are not redeemable securities. Each OP unit is currently redeemable for approximately 1.13 common shares, subject to future adjustments.

As of December 31, 2009, there were approximately 4,787,000 OP units outstanding, of which approximately 1,519,000 are held by related parties. Generally, holders of OP units are entitled to receive distributions equal to the dividends paid to the Company’s common shareholders on an as redeemed basis, except that certain OP units have stated distributions in accordance with their respective partnership agreement. To the extent that the Company’s dividend per share is less than the stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in the Company’s dividend. The Company is party to a funding agreement with the Company’s operating partnerships under which the Company may be required to fund distributions made on account of OP units. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests:

	Net Income Attributable to Lexington Realty Trust and Transfers (to) from Noncontrolling Interests
	2009	2008	2007
Net income (loss) attributable to Lexington Realty Trust	$(210,152)	$2,754	$75,249
Transfers from noncontrolling interests:
Increase in additional paid-in-capital/common shares for redemption/repurchase of noncontrolling interest OP units	3,580	516,696	25,223
Decrease in accumulated other comprehensive income for redemption of noncontrolling interest OP units	—	(5,019)	—
Change from net income (loss) attributable to Lexington Realty Trust and transfers (to) from noncontrolling interest	$(206,572)	$514,431	$100,472

(16) Shareholders’ Equity

During 2009, the Company declared that three of its quarterly common share dividends would be paid in a combination of cash (10% in the aggregate) and common shares. The following details the declared 2009 quarterly common share dividends:

Dividend	Per common share amount	Dividend	Common Shares Issued	Cash Paid ($000)

First quarter 2009	$0.18	April 24, 2009	5,097,229	$1,819
Second quarter 2009	$0.18	July 30, 2009	4,333,183	$1,970
Third quarter 2009	$0.18	October 16, 2009	3,873,786	$2,110
Fourth quarter 2009	$0.10	January 15, 2010	-	$12,194

During 2009, the Company issued 4,338,915 common shares under its direct share purchase plan, raising net proceeds of $20,947.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

In June 2009, the Company converted 503,100 shares of its Series C Preferred by issuing 2,955,368 of its common shares. The difference between the fair value of common shares issued and the fair value of common shares issuable pursuant to the original conversion terms of $6,994 is considered a deemed dividend and as such is recorded as a reduction in shareholders' equity and as an increase to preferred dividends paid for calculating earnings (loss) per share, even though the conversion was for equivalent fair values.

During 2008, the Company repurchased and retired 501,700 shares of Series C Preferred by issuing 727,759 of its common shares and paying $7,522 in cash. The difference between the cost to retire these shares of Series C Preferred and the historical cost of these shares was $5,678 and is treated as an increase to shareholders’ equity and as a reduction in preferred dividends paid for calculating earnings (loss) per share.

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

During 2008 and 2007, the Company repurchased and retired 1,213,251 and 9,784,062, respectively, of its common shares and OP units under a repurchase plan authorized by the Company’s Board of Trustees. The common shares and OP units were repurchased in the open market and through private transactions with employees and third parties at an average price of $14.28 and $19.83, respectively, per common share/OP unit. As of December 31, 2009, approximately 1,057,000 common shares/OP units were eligible for repurchase under the current authorization adopted by the Company’s Board of Trustees.

During 2007, the Company issued 6,200,000 shares of its Series D Cumulative Redeemable Preferred Stock (“Series D Preferred”) having a liquidation amount of $155,000 and annual dividends at a rate of 7.55%, raising net proceeds of $149,774. The Series D Preferred has no maturity date and the Company is not required to redeem the Series D Preferred at any time. Accordingly, the Series D Preferred will remain outstanding indefinitely, unless the Company decides at its option on or after February 14, 2012, to exercise its redemption right. If at any time following a change of control, the Series D Preferred are not listed on any of the national stock exchanges, the Company will have the option to redeem the Series D Preferred, in whole but not in part, within 90 days after the first date on which both the change of control has occurred and the Series D Preferred are not so listed, for cash at a redemption price of $25.00 per share, plus accrued and unpaid dividends (whether or not declared) up to but excluding the redemption date. If the Company does not redeem the Series D Preferred and the Series D Preferred are not so listed, the Series D Preferred will pay dividends at an annual rate of 8.55%.

The Company has 2,095,200 shares of Series C Preferred, outstanding at December 31, 2009. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $104,760, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. The shares are currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company’s common share dividend exceeds certain quarterly thresholds.

If certain fundamental changes occur, holders may require the Company, in certain circumstances, to repurchase all or part of their Series C Preferred. In addition, upon the occurrence of certain fundamental changes, the Company will, under certain circumstances, increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the Series C Preferred becoming convertible into shares of the public acquiring or surviving company.

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

During 2009, 2008 and 2007, holders of an aggregate of 520,487, 34,377,989 and 1,283,629 OP units, respectively, redeemed such OP units for common shares of the Company. These redemptions resulted in an aggregate increase in shareholders’ equity and corresponding decrease in noncontrolling interest of $3,580, $511,521 and $25,223, respectively.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

During 2009 and 2008, the Company issued 376,400 and 211,125 of its common shares, respectively, to certain employees and trustees. Common shares issued generally vest ratably, on anniversaries of the grant date, however in certain situations the vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria. See note 17.

During 2007, the Company issued 282,051 common shares, respectively, under its dividend reinvestment plan which allows shareholders to reinvest dividends in common shares of the Company.

The Company has retrospectively recorded an additional paid-in-capital amount of $23,132 representing the conversion feature of the 5.45% Exchangeable Guaranteed Notes with the adoption of new accounting guidance. The initial amount of $23,132 was reduced to $20,293 during 2008 as a result of the Company’s repurchases of certain of these notes.

The following represents the components of accumulated other comprehensive income (loss) as of December 31,

	2009	2008	2007
Unrealized gain (loss) on foreign currency translation	$740	$759	$855

Unrealized gain (loss) on marketable equity securities	-	-	(107)

Unrealized gain (loss) on interest rate swap	(67)	(1,882)	—

Unrealized gain (loss) from non-consolidated entities	-	(14,527)	(3,526)
Total accumulated other comprehensive income (loss)	$673	$(15,650)	$(2,778)
(17) Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. Options granted under the plan prior to 2008 generally vested over a period of one to four years and expired five years from date of grant. No compensation cost was reflected in earnings as all options granted under the plan prior to 2008 had an exercise price equal to the market value of the underlying common shares on the date of grant. The Company granted 2,000,000 common share options on December 31, 2008. The options (1) vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange is $8.00 or higher and 50% following a 20-day trading period where the average closing price is $10.00 or higher and (2) expire 10 years from date of grant. As a result of the share dividends paid in 2009, each of these options is exchangeable for approximately 1.13 common shares.

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

In addition, the Company recognizes compensation expense relating to these options over an average of 3.6 years. The Company recognized $688 in compensation expense during 2009 and has unrecognized compensation costs of $1,792 relating to the outstanding options as of December 31, 2009.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2006	16,500	$15.56
Granted	—	—
Exercised	(15,500)	15.56
Forfeited	—	—
Expired	(1,000)	15.50
Balance at December 31, 2007	—	—
Granted	2,000,000	5.60
Balance at December 31, 2008	2,000,000	5.60
Granted	—	—
Balance at December 31, 2009	2,000,000	$5.60

The Company sponsors a 401(k) retirement savings plan covering all eligible employees. During the year ended December 31, 2009, the Company matched 100% of the first approximately 1.125% of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $321, $366 and $382 of contributions are applicable to 2009, 2008 and 2007, respectively.

Non-vested share activity for the years ended December 31, 2009 and 2008, is as follows:

	Number of Shares	Weighted- Average Value Per Share
Balance at December 31, 2007	421,723	$22.06
Granted	211,125	13.47
Forfeited	(5,622)	18.47
Vested	(139,682)	17.54
Balance at December 31, 2008	487,544	19.48
Granted	376,400	4.94
Vested	(120,602)	12.28
Balance at December 31, 2009	743,342	$13.28

As of December 31, 2009, of the remaining 743,342 non-vested shares, 210,903 are subject to time vesting and 532,439 are subject to performance vesting. At December 31, 2009, there are 2,289,164 awards available for grant. The Company has $4,654 in unrecognized compensation costs relating to the unvested shares that will be charged to compensation expense over an average of approximately 2.2 years.

During 2009, 2008 and 2007, the Company recognized $3,369, $3,980 and $3,645, respectively, in compensation expense relating to share grants to trustees and employees.

The Company has established a trust for certain officers in which non-vested common shares, which generally vest ratably over five years, granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2009 and 2008, there were 427,531 common shares in the trust.

On February 6, 2007, the Company’s Board of Trustees established the Lexington Realty Trust 2007 Outperformance Program, a long-term incentive compensation program. Awards under the program are considered liability awards because the number of shares issued to the participants are not fixed and determinable as of the grant date. These awards contain both a service condition and a market condition. As these awards are liability based awards, the measurement date for liability instruments is the date of settlement. Accordingly, liabilities incurred under share-based payment arrangements were initially measured on the grant date of February 6, 2007 and are required to be measured at the end of each reporting period until settlement. The determination period to calculate the number of common shares issued under the program expired on December 31, 2009 and no common shares were issued.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

A third party was engaged to value the awards and the Monte Carlo simulation model was used to estimate the compensation expense of the outperformance pool. As of grant date, it was determined that the value of the awards was $1,901. As of December 31, 2009 and 2008, the value of the awards was $0 and $343, respectively. The Company recognized $96, $15 and ($111) in compensation income (expense) relating to the award during the years ended December 31, 2009, 2008 and 2007, respectively.

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

(18) Income Taxes

The provision for income taxes relates primarily to the taxable income of the Company’s taxable REIT subsidiaries. The earnings, other than in taxable REIT subsidiaries, of the Company are not generally subject to Federal income taxes at the Company level due to the REIT election made by the Company.

Income taxes have been provided for on the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

The Company’s provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is summarized as follows:

	2009	2008	2007
Current:
Federal	$(401)	$(395)	$(928)
State and local	(2,107)	(1,866)	(2,592)
NOL utilized	343	629	799
Deferred:
Federal	(187)	(972)	(407)
State and local	(26)	(381)	(159)
	$(2,378)	$(2,985)	$(3,287)

Deferred tax liabilities of $638 and $442 are included in other liabilities on the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008, respectively. These deferred tax liabilities relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax, basis of real estate investments and net operating loss carry forwards.

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2009	2008	2007
Federal benefit (provision) at statutory tax rate (34)%	$(376)	$(397)	$488
State and local taxes, net of federal benefit	(33)	(45)	4
Other	(1,969)	(2,543)	(3,779)
	$(2,378)	$(2,985)	$(3,287)

For the years ended December 31, 2009, 2008 and 2007, the “other” amount is comprised primarily of state taxes of $2,051, $1,804 and $2,309, respectively, and the write-off of deferred tax assets of $0, $742 and $1,605, respectively, relating to the dissolution of the Company’s taxable subsidiaries.

As of December 31, 2009 and 2008, the Company has estimated net operating loss carry forwards for federal income tax reporting purposes of $2,549 and $3,476, respectively, which would begin to expire in tax year 2025. No valuation allowances have been recorded against deferred tax assets as the Company believes they are fully realizable, based upon projected future taxable income.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(19) Commitments and Contingencies

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

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York, County of New York-Index No. 603051/08). On June 30, 2006, the Company, including a co-investment program as it relates to the Antioch claim, sold to Deutsche Bank Securities, Inc. ("Deutsche Bank"), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (the "Farmington Hills claim"), and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 (the "Antioch claim"). Under the terms of the agreements covering the sale of the claims, the Company is obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank to the Company. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company’s consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, Deutsche Bank and SPCP Group, LLC filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of approximately $1,200 plus interest and expenses.

The Company answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, a preliminary conference occurred on February 1, 2010. A briefing schedule was established for both plaintiffs and defendants to file motions for summary judgment, while reserving all rights to future depositions and discovery if the court finds there are outstanding questions of fact and denies the motions. The motions must be filed on or before March 11, 2010, with oppositions due on April 13, 2010 and replies due on April 28, 2010. The hearing on the motions has been initially scheduled for May 19, 2010, subject to the court’s availability.

The Company intends to file a motion for summary judgment and to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools and (3) the contract language that supports the plaintiff’s position was specifically negotiated out of the agreement covering the sale of the claims.

Inland American (Concord) Sub, LLC v. Lex-Win Concord LLC and Concord Debt Holdings LLC (Delaware Court of Chancery – C.A. No. 4617-VCL). On May 22, 2009, Inland American (Concord) Sub, LLC, (“Inland Concord”), a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., filed a legal action against Lex-Win Concord and Concord generally seeking declaratory relief that Inland Concord should not be required to satisfy a May 11, 2009 capital call made by Concord in the amount of $24,000 and that Inland Concord is entitled to a priority return of its capital. Lex-Win Concord filed counterclaims against Inland Concord which state, in general, that Inland Concord is in material breach of the agreements with Lex-Win Concord and seeking to recover all losses incurred by it as a result of such breach.

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action, which would provide for, among other things, (1) no obligation on any of the parties to make additional contributions to Concord, (2) the allocation of distributions equally among Inland Concord, Winthrop and the Company and (3) the formation of a new entity to be owned by subsidiaries of Inland Concord, Winthrop and the Company which, under certain circumstances would contribute assets to Concord Real Estate CDO 2006-1, LTD (“CDO-1”). The effectiveness of the settlement agreement is conditioned on certain conditions, including the ability of certain CDO-1 bonds held by a subsidiary of Concord to be cancelled.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court). On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc., (as successor to Harcourt Brace Jovanovich, Inc.) (“Elsevier”), the former tenant in the Company’s Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration.

Elsevier filed its answer during the third quarter of 2009. The Company then filed a motion to strike certain of Elsevier’s affirmative defenses because several are insufficiently pled under Florida law, several are not legal defenses to the claims at issue, and several are not affirmative defenses at all. Elsevier filed a motion opposing our motion to strike Elsevier’s affirmative defenses, and the court granted our motion to strike Elsevier’s affirmative defenses with leave for Elsevier to amend its answer by November 9, 2009.

In October, 2009, Elsevier paid a portion of past-due rent, but a rent and real estate tax reimbursement balance of $1,106 (not including default interest) remains unpaid.

Trial is set for April 2011. The Company filed a motion to amend its complaint to add additional allegations of breach including code violations and failure to remove items from the premises, which Elsevier opposed, and a hearing is set for March 3, 2010. Expert inspections have occurred, and expert reports are being prepared. Discovery is continuing.

The Company intends to pursue this claim vigorously, as the Company believes after consultation with counsel that the Company is entitled to recovery of the past-due rent, real estate tax allocation and the costs of deferred maintenance under the lease.

Other. Certain employees have employment contracts and are entitled to severance benefits in the case of a change of control, as defined in the employment contract.

The Company, including its non-consolidated entities, are obligated under certain tenant leases to fund tenant improvements and  the expansion of the underlying leased properties.

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

(20) Related Party Transactions

In addition to related party transactions disclosed elsewhere, the Company was a party to the following related party transactions.

All related party acquisitions, sales and loans were approved by the independent members of the Company’s Board of Trustees or the Audit Committee.

Entities partially owned and controlled by the Company’s former Executive Chairman and Director of Strategic Acquisitions provide property management services at certain properties and co-investments owned by the Company. These entities earned, including reimbursed expenses, $4,735, $5,136 and $3,693 respectively, for these services for the years ended 2009, 2008 and 2007.

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

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

A mortgage note payable with an outstanding balance as of December 31, 2009 and 2008 of $3,808 and $4,102, respectively, is owed to an entity owned by significant shareholders and the former Executive Chairman and Director of Strategic Acquisitions. The mortgage was assumed in connection with the merger with Newkirk. In addition, the Company leases four properties to entities owned by significant shareholders and/or the former Executive Chairman and Director of Strategic Acquisitions. During 2009, 2008 and 2007, the Company recognized $1,538, $1,575 and $1,575, respectively, in rental revenue from these properties. The Company leases its corporate office in New York City from an affiliate of Vornado Realty Trust, a significant shareholder. Rent expense for this property was $1,282, $865 and $829 in 2009, 2008 and 2007, respectively.

During 2007, the Company repurchased common shares from two of its officers for an aggregate of $405 and purchased LSAC shares from several of its officers for $2,200.

Winthrop, an affiliate of the Company’s former Executive Chairman and Director of Strategic Acquisitions, is the 50% partner in Lex-Win Concord (see note 9).

In addition, the Company earns fees from certain of its non-consolidated investments (see note 9).

The Company has an indemnity obligation to Vornado Realty Trust with respect to actions by the Company that affect Vornado Realty Trust’s status as a REIT.

(21) Concentration of Risk

The Company seeks to reduce its operating and leasing risks through diversification achieved by the geographic distribution of its properties, avoiding dependency on a single property and the creditworthiness of its tenants.

For the years ended December 31, 2009, 2008 and 2007, no tenant represented 10% or more of gross revenues.

Cash and cash equivalent balances may exceed insurable amounts. The Company believes it mitigates risk by investing in or through major financial institutions.

(22) Supplemental Disclosure of Statement of Cash Flow Information

During 2009, 2008 and 2007, the Company paid $132,376, $160,134 and $154,917, respectively, for interest and $2,483, $767 and $3,452, respectively, for income taxes.

In connection with the formation of NLS in 2008 and 2007, the Company contributed real estate and intangibles, net of accumulated depreciation and amortization, of $90,200 and $129,427, respectively, to NLS. The Company’s contributed or sold properties to NLS with consolidated mortgage notes payable in the amount of $155,824 and $171,502, respectively, which were assumed by NLS.

During 2009, 2008 and 2007, holders of an aggregate of 520,487, 34,377,989 and 1,283,629 OP units, respectively, redeemed such units for common shares of the Company. These redemptions resulted in increases in shareholders’ equity and corresponding decreases in noncontrolling interests of $3,580, $511,521 and $25,223, respectively.

During 2009, the Company acquired the remainder interests in land with an estimated fair value of $2,500 in connection with a tenant's lease surrender obligation.

During 2009, the Company conveyed three properties to lenders in full satisfaction of the aggregate $38,022 non-recourse mortgage notes payable. The Company recognized aggregate net gains on debt satisfaction of $13,180 relating to these transactions.

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

In 2009, 2008 and 2007, the Company had a net increase (decrease) in the non-cash accruals for construction in progress, deferred leasing costs and deferred financing costs of  $5,639, ($14,333) and $18,085, respectively.

During 2008, the Company issued 1,620,879 common shares (with a value at issuance of $23,505) and cash of $5,432 to repurchase $32,500 of 5.45% Exchangeable Guaranteed Notes.

During 2007, the Company sold one property for a sale price of $35,700 and provided $27,700 in secured financing to the buyer.

In connection with the acquisition of the co-investment programs in 2007, the Company paid approximately $366,600 in cash and acquired approximately $1,071,000 in real estate, $264,000 in intangibles, $21,000 in cash, assumed $785,000 in mortgages payable, $40,000 in below-market leases and $14,000 in all other assets and liabilities.

(23) Unaudited Quarterly Financial Data

	2009
	3/31/2009	6/30/2009	9/30/2009	12/31/2009
Total gross revenues(1)	$94,677	$96,646	$95,228	$90,070
Net loss	$(63,820)	$(76,393)	$(22,131)	$(48,928)
Net loss attributable to common shareholders for earnings per share — basic	$(71,703)	$(90,450)	$(28,474)	$(52,249)
Net loss attributable to common shareholders — per share:
Basic and diluted	$(0.72)	$(0.87)	$(0.25)	$(0.43)

	2008
	3/31/2008	6/30/2008	9/30/2008	12/31/2008
Total gross revenues(1)	$100,407	$121,619	$97,553	$98,570
Net income (loss)	$11,937	$5,030	$(4,439)	$(15,996)
Net income (loss) attributable to common shareholders for earnings per share — basic	$(1,539)	$13,815	$(10,764)	$(20,486)
Net income (loss) attributable to common shareholders — per share:
Basic	$(0.02)	$0.23	$(0.17)	$(0.23)
Diluted	$(0.02)	$(0.06)	$(0.17)	$(0.23)

(1)
All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2009 and 2008, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares of the Company outstanding for each quarter and the full year are made independently.

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Notes to Consolidated Financial Statements – (Continued)
($000 except per share/unit amounts)

(24) Subsequent Events

Subsequent to December 31, 2009 and in addition to any other events disclosed elsewhere in the financial statements, the Company:

-
issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require the Company to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 15, 2017, except to preserve its REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company’s election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning on January 15, 2029 and also upon the occurrence of specified events;

-	repurchased $23,000 original principal amount of the 5.45% Exchangeable Guaranteed Notes for $23,031 including accrued interest of $38;

-	sold three properties for gross cash proceeds of $1,800 and the purchasers of two properties assumed the corresponding mortgage notes ($40,162 at December 31, 2009);

-
made a 15%, $10,960 mortgage loan on an office building in Schaumberg, Illinois, which matures January 15, 2012, but can be extended one additional year by the borrower for a 50 basis point fee. The property is leased to Career Education Corporation from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition to the initial investment, the Company is obligated to lend an additional $7,575 over the two-year term of the mortgage upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the Company will become obligated to lend an additional $12,199 for tenant improvement costs;

-
repaid $35,000 on the Company’s term loan under the Company’s secured credit facility, repaid all outstanding borrowings on the Company’s revolving loan under the Company’s secured credit facility and increased the availability under the revolving loan by $25,000;

-
made a $17,000 mezzanine loan secured by a combination of limited partner interests in entities that own, and second mortgage liens against, five medical facilities. The mezzanine loan is guaranteed by a parent entity and principal and matures in January 2012 and requires payments of interest only at a rate of 14% for the first year and 16% thereafter;

-	formed a joint venture with an unaffiliated third party to manage certain of the Company’s properties that require such property management services; and

-
purchased a parking lot in a sales/leaseback transaction with Nevada Power Company, an existing tenant, for $3,275 and financed the purchase with a $2,450 non-recourse note mortgage, which matures in September 2014, bears interest at 7.5% and has a 25 year amortization schedule. The parking lot is adjacent to the Company’s existing property in Las Vegas, Nevada, leased to Nevada Power Company. In connection with the transaction, the Nevada Power Company’s lease on the Company’s existing property has been extended from January 2014 to January 2029, the same expiration date as the parking lot lease.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location	Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Industrial	Marshall, MI (1)	$0	$40	$900	$940	$567	Aug-87	1979	12, 20 & 40
Office/Warehouse	Memphis, TN (1)	0	1,054	11,539	12,593	11,269	Feb-88	1987	8 &15
Office	Tampa, FL	5,561	2,160	7,273	9,433	4,632	Jul-88	1986	9 - 40
Retail/Health Club	Canton, OH	0	603	3,819	4,422	1,336	Dec-95	1987	40
Office	Salt Lake City, UT	0	0	55,404	55,404	29,085	May-96	1982	26
Retail	Honolulu, HI (1)	0	0	11,147	11,147	11,147	Dec-96	1980	5
Retail	Tulsa, OK (1)	0	447	2,432	2,879	1,765	Dec-96	1981	14 & 24
Retail	Clackamas, OR (1)	0	523	2,848	3,371	2,066	Dec-96	1981	14 & 24
Retail	Lynnwood, WA (1)	0	488	2,658	3,146	1,929	Dec-96	1981	14 & 24
Warehouse	New Kingston, PA	3,092	674	5,360	6,034	1,714	Mar-97	1981	40
Warehouse	Mechanicsburg, PA	4,779	1,012	8,039	9,051	2,571	Mar-97	1985	40
Warehouse	New Kingston, PA	6,490	1,380	10,963	12,343	3,506	Mar-97	1989	40
Office	Decatur, GA	0	975	18,319	19,294	4,569	Dec-97	1983	3 - 40
Office	Hebron, OH	0	1,063	4,271	5,334	859	Dec-97	2000	40
Office/Warehouse	Bristol, PA	0	2,508	11,606	14,114	3,044	Mar-98	1982	10, 30 & 40
Office	Hebron, KY (1)	0	1,615	8,125	9,740	2,516	Mar-98	1987	6, 12 & 40
Office	Palm Beach Gardens, FL (1)	0	3,578	15,685	19,263	4,279	May-98	1996	11 - 40
Office	Herndon, VA	17,553	5,127	22,610	27,737	5,212	Dec-99	1987	9, 31, 36 & 40
Office	Hampton, VA	6,779	2,333	10,311	12,644	1,914	Mar-00	1999	2.5 & 40
Office	Phoenix, AZ	18,068	4,666	19,966	24,632	5,094	May-00	1997	6 & 40
Retail	Canton, OH (1)	0	884	3,534	4,418	718	Nov-01	1995	40
Retail	Spartanburg, SC (1)	0	833	3,334	4,167	677	Nov-01	1996	40
Industrial	Henderson, NC (1)	0	1,488	5,953	7,441	1,209	Nov-01	1998	40
Office	Hampton, VA	4,162	1,353	5,441	6,794	1,332	Nov-01	2000	40
Retail	Westland, MI	0	1,444	5,777	7,221	1,173	Nov-01	1987/1997	40
Office	Phoenix, AZ (1)	0	2,287	22,117	24,404	3,596	Nov-01	1995/1994	5 - 40
Industrial	Hebron, OH (1)	0	1,681	6,779	8,460	1,383	Dec-01	1999	5 & 40
Industrial	Dillon, SC	22,056	3,223	26,054	29,277	4,925	Dec-01	2001/2005	22 & 40
Office	Lake Forest, CA	10,055	3,442	13,769	17,211	2,682	Mar-02	2001	40
Office	Fort Mill, SC	10,533	3,601	14,479	18,080	2,543	Dec-02	2002	5 & 40
Office	Boca Raton, FL	20,400	4,290	17,160	21,450	2,949	Feb-03	1983/2002	40
Industrial	Dubuque, IA	10,277	2,052	8,443	10,495	1,405	Jul-03	2002	11, 12 & 40
Office	Wallingford, CT	3,261	1,049	4,198	5,247	634	Dec-03	1978/1985	40
Industrial	Waxahachie, TX (1)	0	652	13,045	13,697	5,543	Dec-03	1996/1997	10, 16 & 40
Office	Wall Township, NJ	28,098	8,985	26,961	35,946	6,263	Jan-04	1983	22 & 40
Industrial	Moody, AL	6,974	654	9,943	10,597	3,069	Feb-04	2004	15 & 40
Office	Sugar Land, TX	13,477	1,834	16,536	18,370	2,377	Mar-04	1997	40
Office	Florence, SC (1)	0	3,235	12,941	16,176	2,568	May-04	1998	40
Office	Clive, IA	5,611	2,761	7,453	10,214	2,493	Jun-04	2003	12, 13 & 40
Office	Carrollton, TX	13,451	1,789	18,157	19,946	3,944	Jun-04	2003	19 & 40
Industrial	High Point, NC (1)	0	1,330	11,183	12,513	2,711	Jul-04	2002	18 & 40
Office	Southfield, MI (1)	0	0	12,124	12,124	4,236	Jul-04	1963/1965	7, 16 & 40
Industrial	San Antonio, TX	27,631	2,482	38,535	41,017	10,127	Jul-04	2001	17 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

Description	Location	Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Office	Fort Mill, SC	19,690	1,798	25,192	26,990	7,161	Nov-04	2004	15 & 40
Office	Foxboro, MA	13,750	2,231	25,653	27,884	6,552	Dec-04	1982	16 & 40
Industrial	Olive Branch, MS (1)	0	198	10,276	10,474	3,831	Dec-04	1989	8, 15 & 40
Office	Los Angeles, CA	10,898	5,110	10,911	16,021	3,252	Dec-04	2000	13 & 40
Industrial	Knoxville, TN	7,407	1,079	10,762	11,841	2,741	Mar-05	2001	14 & 40
Industrial	Millington, TN	16,896	723	19,118	19,841	4,518	Apr-05	1997	16 & 40
Office	Fort Meyers, FL	8,912	1,820	10,198	12,018	2,857	Apr-05	1997	13 & 40
Office	Harrisburg, PA	8,687	900	10,556	11,456	4,185	Apr-05	1998	9 & 40
Office	Indianapolis, IN	12,482	1,700	16,601	18,301	5,956	Apr-05	1999	5, 10 & 40
Office	Tulsa, OK	7,282	2,126	8,493	10,619	3,000	Apr-05	2000	11 & 40
Office	Houston, TX	16,753	3,750	21,149	24,899	5,925	Apr-05	2000	13 & 40
Office	Houston, TX	16,075	800	24,696	25,496	7,246	Apr-05	2000	11, 12 & 40
Office	San Antonio, TX	12,400	2,800	14,587	17,387	4,797	Apr-05	2000	11 & 40
Office	Richmond, VA	10,073	1,100	11,919	13,019	2,997	Apr-05	2000	15 & 40
Office	Suwannee, GA	11,325	3,200	10,903	14,103	3,275	Apr-05	2001	12 & 40
Office	Indianapolis, IN	9,127	1,360	13,150	14,510	3,758	Apr-05	2002	12 & 40
Office	Lakewood, CO	8,238	1,400	8,653	10,053	2,571	Apr-05	2002	12 & 40
Office	Atlanta, GA	42,883	4,600	55,333	59,933	15,157	Apr-05	2003	13 & 40
Office	Houston, TX	12,557	1,500	14,581	16,081	3,732	Apr-05	2003	14 & 40
Office	Philadelphia, PA	47,309	13,209	51,104	64,313	13,146	Jun-05	1957	5 - 40
Industrial	Dry Ridge, KY	6,463	560	12,553	13,113	1,963	Jun-05	1988	25 & 40
Industrial	Elizabethtown, KY	2,846	352	4,862	5,214	760	Jun-05	2001	25 & 40
Industrial	Elizabethtown, KY	15,084	890	26,868	27,758	4,202	Jun-05	1995/2001	25 & 40
Industrial	Owensboro, KY	5,743	393	11,956	12,349	2,004	Jun-05	1998/2000	25 & 40
Industrial	Hopkinsville, KY	8,842	631	16,154	16,785	2,575	Jun-05	Various	25 & 40
Office	Southington, CT	13,028	3,240	25,339	28,579	13,003	Nov-05	1983	12, 28 & 40
Office	Omaha, NE	8,550	2,566	8,324	10,890	1,044	Nov-05	1995	30 & 40
Office	Tempe, AZ	8,075	0	9,442	9,442	1,161	Dec-05	1998	30 & 40
Industrial	Collierville, TN (1)	0	714	2,483	3,197	414	Dec-05	2005	20 & 40
Industrial	Crossville, TN (1)	0	545	6,999	7,544	1,395	Jan-06	1989/2006	17 & 40
Office	Renswoude, Netherlands	36,354	2,835	25,698	28,533	4,698	Jan-06	1994/2003	17 & 40
Office	Memphis, TN	3,903	464	4,467	4,931	576	Nov-06	1888	20 & 40
Office	Charleston, SC	7,350	1,189	8,724	9,913	1,187	Nov-06	2006	40
Office	Hanover, NJ	16,030	4,063	19,711	23,774	2,534	Nov-06	2006	20 & 40
Retail, Office, Garage	Honolulu, HI (1)	0	21,094	13,217	34,311	987	Dec-06	1917/1955/1960/1980	40
Office	Orlando, FL	9,975	3,538	9,019	12,557	1,720	Jan-07	2003	12 & 40
Office	Westlake, TX	18,495	2,361	22,396	24,757	3,527	May-07	2007	5 & 40
Industrial	Antioch, TN	13,418	5,568	16,871	22,439	2,141	May-07	1983	5 - 40
Office	Canonsburg, PA	9,076	1,055	10,910	11,965	1,634	May-07	1997	8 & 40
Retail	Galesburg, IL	651	560	2,366	2,926	271	May-07	1992	12 & 40
Retail	Lewisburg, WV	766	501	1,985	2,486	163	May-07	1993	12 & 40
Retail	Lorain, OH	1,642	1,893	7,024	8,917	648	May-07	1993	23 & 40
Retail	Manteca, CA	1,160	2,082	6,464	8,546	594	May-07	1993	23 & 40
Retail	San Diego, CA	740	0	13,310	13,310	933	May-07	1993	23 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

Description	Location	Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Retail	Watertown, NY	1,090	386	5,162	5,548	517	May-07	1993	23 & 40
Office	Irving, TX	38,501	7,476	42,780	50,256	6,513	May-07	1999	6 & 40
Office	Baton Rouge, LA	6,265	1,252	10,244	11,496	1,370	May-07	1997	6 & 40
Office	Centenial, CO	14,687	4,851	15,187	20,038	2,302	May-07	2001	10 & 40
Office	Overland Park, KS	37,242	4,769	41,956	46,725	4,605	Jun-07	1980	12 & 40
Office	Carrollton, TX	20,080	3,427	22,050	25,477	2,757	Jun-07	2003	8 & 40
Industrial	Durham, NH	18,866	3,464	18,094	21,558	1,955	Jun-07	1986	40
Office	Dallas, TX	18,526	3,984	27,308	31,292	3,347	Jun-07	2002	40
Office	Farmington Hills, MI	18,853	4,876	21,115	25,991	3,244	Jun-07	1999	10 & 40
Office	Kansas City, MO	17,751	2,433	20,154	22,587	2,200	Jun-07	1980	12 & 40
Industrial	Streetsboro, OH	19,209	2,441	25,092	27,533	2,521	Jun-07	2004	12, 20, 25 & 40
Office	Issaquah, WA	31,890	5,126	13,554	18,680	2,045	Jun-07	1987	8 & 40
Office	Issaquah, WA	0	6,268	16,058	22,326	2,351	Jun-07	1987	8 & 40
Office	Louisville, CO	7,419	3,657	9,605	13,262	522	Sep-08	1987	8, 9 & 40
Fitness Center	Baltimore, MD	0	0	104	104	2	Nov-09	2009	7
Office	Lenexa, KS (1)	0	6,909	29,032	35,941	1,282	Jul-08	2007	15 & 40
Industrial	Saugerties, NY (1)	0	508	2,837	3,345	220	Dec-06	1979	40
Industrial	Owensboro, KY (1)	0	819	2,439	3,258	395	Dec-06	1975	40
Industrial	Memphis, TN (1)	0	1,553	12,326	13,879	1,137	Dec-06	1973	40
Industrial	N. Myrtle Beach, SC	0	0	0	0	-	Dec-06	1983	40
Industrial	Long Beach, CA (3)	0	5,888	7,802	13,690	654	Dec-06	1981	40
Industrial	Lumberton, NC (1)	0	405	12,049	12,454	1,163	Dec-06	1998	40
Industrial	McDonough, GA	23,000	2,463	24,291	26,754	1,896	Dec-06	2000	40
Industrial	Columbus, OH (1)	0	1,990	10,580	12,570	1,044	Dec-06	1973	40
Office	Palo Alto, CA (1)	0	12,398	16,977	29,375	6,661	Dec-06	1974	40
Industrial	Rockford, IL	0	371	2,573	2,944	227	Dec-06	1998	40
Industrial	Rockford, IL	6,799	509	5,289	5,798	435	Dec-06	1992	40
Industrial	North Berwick, ME (1)	0	1,383	32,397	33,780	2,489	Dec-06	1965	10 & 40
Industrial	Statesville, NC	13,893	891	16,494	17,385	1,913	Dec-06	1999	40
Industrial	Orlando, FL (1)	0	1,030	10,869	11,899	919	Dec-06	1981	40
Industrial	Cincinnati, OH (1)	0	1,009	7,007	8,016	637	Dec-06	1991	40
Industrial	Shreveport, LA	19,000	860	21,840	22,700	1,524	Mar-07	2006	40
Industrial	Duncan, SC (1)	0	884	8,626	9,510	569	Jun-07	2005	40
Industrial	Laurens, SC	15,386	5,552	20,886	26,438	2,397	Jun-07	1991	40
Industrial	Winchester, VA	10,126	3,823	12,226	16,049	1,500	Jun-07	2001	40
Industrial	Temperance, MI	10,314	3,040	14,738	17,778	1,650	Jun-07	1980	40
Industrial	Logan, NJ	7,168	1,825	10,776	12,601	973	Jun-07	1998	40
Industrial	Plymouth, MI	11,170	2,296	13,398	15,694	2,200	Jun-07	1996	40
Retail, Garage	Baltimore, MD	0	0	23,333	23,333	339	May-09	2009	40
Land	Baltimore, MD	0	4,605	0	4,605	-	Dec-06	N/A	N/A
Office	Clinton, CT	0	285	4,043	4,328	632	Dec-06	1971	40
Office	Irvine, CA	0	4,758	37,674	42,432	5,220	Dec-06	1983	7 - 40
Office	Lisle, IL	10,279	3,236	13,667	16,903	1,352	Dec-06	1985	40
Office	Dallas, TX	0	4,042	17,484	21,526	1,564	Dec-06	1981	5, 7 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

Description	Location	Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Office	Bridgewater, NJ	14,805	4,738	27,331	32,069	2,173	Dec-06	1986	40
Office	Pleasanton, CA	3,808	0	0	0	-	Dec-06	1984	40
Office	San Francisco, CA	19,924	10,244	26,810	37,054	2,802	Dec-06	1959	40
Office	Colorado Springs, CO	0	1,018	2,459	3,477	277	Dec-06	1982	40
Office	Bridgeton, MO (1)	0	1,853	4,469	6,322	377	Dec-06	1980	40
Office	Glenwillow, OH	16,746	2,228	24,530	26,758	2,003	Dec-06	1996	40
Office	Columbus, IN (2)	25,831	235	45,729	45,964	3,421	Dec-06	1983	40
Office	Johnson City, TN (1)	0	1,214	7,568	8,782	635	Dec-06	1983	40
Office	Memphis, TN (2)	46,253	5,291	97,032	102,323	7,581	Dec-06	1985	40
Office	Orlando, FL (1)	0	586	35,012	35,598	2,725	Dec-06	1982	40
Office	Long Beach, CA (3)	0	21,092	71,772	92,864	5,782	Dec-06	1981	4, 9, 10 & 40
Office	Little Rock, AR (1)	0	1,353	2,260	3,613	203	Dec-06	1980	40
Office	Baltimore, MD	0	32,959	82,310	115,269	23,268	Dec-06	1973	10 & 40
Office	Rockaway, NJ	14,900	4,646	20,428	25,074	1,944	Dec-06	2002	40
Office	Orlando, FL	0	11,498	33,671	45,169	4,802	Dec-06	1984	40
Office	Beaumont, TX (1)	0	30	27,311	27,341	2,430	Dec-06	1983	3 - 40
Office	Rochester, NY	18,524	645	25,892	26,537	2,106	Dec-06	1988	40
Office	Las Vegas, NV (2)	31,427	8,824	53,164	61,988	4,076	Dec-06	1982	40
Office	Boston, MA	13,535	3,814	14,728	18,542	1,028	Mar-07	1910	40
Office	Westerville, OH (1)	0	2,085	9,265	11,350	872	May-07	2000	40
Office	Brea, CA	76,435	37,269	45,695	82,964	7,018	Jun-07	1983	40
Office	Houston, TX	51,989	16,613	52,682	69,295	7,573	Mar-04	1976/1984	40
Office	Fishers, IN	11,493	2,808	19,039	21,847	2,885	Jun-07	1999	10, 38 & 40
Office	Irving, TX	25,036	4,889	29,598	34,487	4,353	Jun-07	1999	40
Office	Milford, OH	14,541	3,124	15,990	19,114	2,734	Jun-07	1991	7 & 40
Office	Lake Mary, FL	12,367	4,535	14,701	19,236	2,342	Jun-07	1997	7 & 40
Office	Lake Mary, FL	12,360	4,438	14,957	19,395	2,275	Jun-07	1999	7 & 40
Office	Parisppany, NJ	38,260	7,478	84,051	91,529	10,924	Jun-07	2000	40
Office	Colorado Springs, CO	10,970	2,748	12,554	15,302	1,629	Jun-07	1980	40
Office	Herndon, VA	11,558	9,409	12,853	22,262	2,036	Jun-07	1987	40
Office	Chicago, IL	29,201	5,155	46,180	51,335	6,510	Jun-07	1986	15 & 40
Office	Glen Allen, VA	19,561	2,361	29,362	31,723	5,441	Jun-07	1998	6, 10 & 40
Office	Cary, NC	12,727	5,342	14,866	20,208	2,469	Jun-07	1999	40
Other	Sun City, AZ (1)	0	2,154	2,775	4,929	213	Dec-06	1982	40
Other	Carlsbad, NM (1)	0	918	775	1,693	75	Dec-06	1980	40
Other	Corpus Christi, TX (1)	0	987	974	1,961	78	Dec-06	1983	40
Other	El Paso, TX (1)	0	220	1,749	1,969	136	Dec-06	1982	40
Other	McAllen, TX (1)	0	606	1,257	1,863	99	Dec-06	2004	40
Other	Victoria, TX (1)	0	300	1,149	1,449	91	Dec-06	1981	40
Retail	Florence, AL (1)	0	862	3,747	4,609	284	Dec-06	1983	40
Retail	Chattanooga, TN (1)	0	556	1,241	1,797	105	Dec-06	1982	40
Retail	Paris, TN (1)	0	247	547	794	61	Dec-06	1982	40
Retail	Carrollton, TX (1)	0	2,262	1,085	3,347	150	Dec-06	1984	40
Office	Atlanta, GA (1)	0	1,014	269	1,283	107	Dec-06	1972	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

Description	Location	Encumbrances	Land, Improvements and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statements (years)
Office	Atlanta, GA (1)	0	870	187	1,057	85	Dec-06	1975	40
Office	Chamblee, GA (1)	0	770	186	956	97	Dec-06	1972	40
Office	Cumming, GA (1)	0	1,558	1,368	2,926	229	Dec-06	1968	40
Office	Duluth, GA (1)	0	660	1,014	1,674	135	Dec-06	1971	40
Office	Forest Park, GA (1)	0	668	1,242	1,910	163	Dec-06	1969	40
Office	Jonesboro, GA (1)	0	778	146	924	75	Dec-06	1971	40
Office	Stone Mountain, GA (1)	0	672	276	948	79	Dec-06	1973	40
Retail	Thomasville, NC (1)	0	610	1,861	2,471	141	Dec-06	1998	40
Retail	Lawrence, IN (1)	0	404	1,737	2,141	140	Dec-06	1983	40
Retail	Franklin, OH (1)	0	1,089	1,699	2,788	129	Dec-06	1961	40
Retail	Houston, TX (1)	0	1,336	5,183	6,519	500	Dec-06	1982	40
Retail	Dallas, TX (1)	0	1,637	5,381	7,018	628	Dec-06	1960	40
Retail	Port Richey, FL	0	1,376	1,664	3,040	228	Dec-06	1980	40
Retail	Billings, MT (1)	0	506	3,062	3,568	331	Dec-06	1981	40
Retail	Fort Worth, TX (1)	0	1,003	3,304	4,307	385	Dec-06	1985	40
Retail	Greenville, TX (1)	0	562	2,743	3,305	252	Dec-06	1985	40
Retail	Lawton, OK (1)	0	663	1,288	1,951	148	Dec-06	1984	40
Retail	Jacksonville, NC	0	1,151	221	1,372	45	Dec-06	1982	40
Retail	Jefferson, NC (1)	0	71	884	955	77	Dec-06	1979	40
Retail	Lexington, NC (1)	0	832	1,429	2,261	108	Dec-06	1983	40
Retail	Moncks Corner, SC (1)	0	13	1,510	1,523	122	Dec-06	1982	40
Retail	Staunton, VA (1)	0	1,028	326	1,354	53	Dec-06	1971	40
Retail	Montgomery, AL	0	0	0	0	-	Dec-06	1980	40
Retail	Port Orchard, WA	0	2,167	1,399	3,566	316	Dec-06	1983	40
Retail	Minden, LA (1)	0	334	4,888	5,222	369	Dec-06	1982	40
Retail	Garland, TX (1)	0	905	3,448	4,353	715	Dec-06	1983	40
Retail	Hillsboro, TX (1)	0	139	1,581	1,720	130	Dec-06	1982	40
Retail	Portchester, NY (1)	0	7,086	9,313	16,399	1,405	Dec-06	1982	40
Retail	Tallahassee, FL (1)	0	0	3,700	3,700	278	Dec-06	1980	40
Retail	Edmonds, WA (1)	0	0	3,947	3,947	285	Dec-06	1981	40
Construction in progress				12,327	12,327

	Subtotal	1,629,008	577,371	2,975,435	3,552,806	537,406
	(1)	171,348
	(2)	25,000
	(4)	32,553
	Total	$1,857,909	$577,371	$2,975,435	$3,552,806	$537,406
(1) – Properties are collateral for a $164,348 secured term loan and a $7,000 secured revolving loan.
(2) – Properties are collateral for a $25,000 secured term loan.
(3) – Properties are encumbered by a $15,252 contract right payable.
(4) – Certain equity interests are pledged as collateral for a term loan.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) – (continued)

(A) The initial cost includes the purchase price paid by the Company and acquisition fees and expenses. The total cost basis of the Company’s properties at December 31, 2009 for Federal income tax purposes was approximately $3.9 billion.

	2009	2008	2007
Reconciliation of real estate owned:
Balance at the beginning of year	$3,756,188	$4,109,097	$3,751,202
Merger basis reallocation	—	—	8,235
Additions during year	42,818	101,038	146,252
Properties sold during year	(217,923)	(341,762)	(634,560)
Property contributed to joint venture during year	—	(100,415)	(132,054)
Properties consolidated during the year	—	—	1,109,064
Reclassified held for sale properties	—	(8,782)	(138,163)
Properties impaired during the year	(27,271)	—	(15,500)
Properties held for sale placed back in service	—	—	1,830
Translation adjustment on foreign currency	467	(1,250)	3,018
Other reclassifications	(1,473)	(1,738)	—
Construction in progress reclassification	—	—	9,773
Balance at end of year	$3,552,806	$3,756,188	$4,109,097

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$461,661	$379,831	$276,129
Depreciation and amortization expense	113,828	142,597	137,525
Accumulated depreciation and amortization of properties sold, impaired and held for sale during year	(36,749)	(15,859)	(54,737)
Accumulated depreciation of property contributed to joint venture	—	(43,018)	(16,887)
Accumulated depreciation of properties consolidated during the year	—	—	37,597
Translation adjustment on foreign currency	89	(152)	204
Other reclassifications	(1,423)	(1,738)	—
Balance at end of year	$537,406	$461,661	$379,831

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

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 51 of this Annual Report, is incorporated herein by reference.

Attestation Report of our Independent Registered Public Accounting Firm

The Report of our Independent Registered Public Accounting Firm constituting the Attestation Report of our Independent Registered Public Accounting Firm, which appears on page 54 of this Annual Report, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal controls over financial reporting during the fourth quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Trustees and Executive Officers of the Registrant

The information regarding our executive officers required to be furnished pursuant to this item is set forth in Part I following Item 4 of this Annual Report. Information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers will be in our Definitive Proxy Statement for our 2010 Annual Meeting of Shareholders, which we refer to as our Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 20 to the Consolidated Financial Statements beginning on page 88 of this Annual Report.

Item 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

Page
(a)(1) Financial Statements	52
(2) Financial Statement Schedule	92
(3) Exhibits	99

Exhibit No.		Description

3.1	—
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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By–laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.5	—
Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)

3.6	—
Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”))(1)

3.7	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.8	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.9	—
Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1)

3.10	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)
3.11	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.12	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.13	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)
3.14	—	Eighth Amendment to the LCIF Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2009 (the “4/27/09 8-K”)(1)
3.15	—
Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 9/10/99 Registration Statement)(1)

3.16	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)

3.17	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.18	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.19	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.20	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006)(1)
3.21	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.22	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
3.23	—
Amended and Restated Agreement of Limited Partnership (“the Net 3 Partnership Agreement”) of Net 3 Acquisition L.P. (“Net 3”) (filed as Exhibit 3.16 to the Company’s Registration Statement on Form S-3 filed November 16, 2006)(1)

3.24	—	First Amendment to the Net 3 Partnership Agreement effective as of November 29, 2001 (filed as Exhibit 3.17 to the 2003 10-K)(1)
3.25	—	Second Amendment to the Net 3 Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.18 to the 2003 10-K)(1)
3.26	—	Third Amendment to the Net 3 Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.19 to the 2003 10-K)(1)
3.27	—	Fourth Amendment to the Net 3 Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.3 to 12/14/04 8-K)(1)
3.28	—	Fifth Amendment to the Net 3 Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.3 to 01/03/05 8-K)(1)
3.29	—	Sixth Amendment to the Net 3 Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 8.05% Series B Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed June 17, 2003)(1)
4.3	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.4	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.5	—
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
Third Supplemental Indenture, dated as of June 19, 2007, among the Company (as successor to The Lexington Master Limited Partnership), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on June 22, 2007)(1)

4.10	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.11	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 2, 2009 (the “01/02/09 8-K”))(1)

4.12	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2009)(1)

4.13	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2010)(1)

10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994)(1, 4)
10.2	—	The Company’s 2007 Equity Award Plan (filed as Annex A to the Company’s Definitive Proxy Statement dated April 19, 2007)(1,4)
10.3	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K)(1, 4)
10.4	—
Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K)(1, 4)

10.5	—
Form of Nonvested Share Agreement (Performance Bonus Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 6, 2006 (the “02/06/06 8-K”))(1, 4)

10.6	—
Form of Nonvested Share Agreement (Long-Term Incentive Award) between the Company and each of the following officers: E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.2 to the 02/06/06 8-K)(1, 4)

10.7	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”))(1,4)
10.8	—	Form of Lock-Up and Claw-Back Agreement, dated as of December 28, 2006 (filed as Exhibit 10.4 to the 01/03/07 8-K)(1)
10.9	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2008)(1,4)
10.10	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the 01/02/09 8-K)(1,4)
10.11	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 11, 2010)(1, 4)
10.12	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1,4)
10.13	—
Form of Employment Agreement between the Company and each of E. Robert Roskind, T. Wilson Eglin, Richard J. Rouse and Patrick Carroll, dated January 15, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 20, 2010)(1, 4)

10.14	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.15	—
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

10.16	—
Master Terms and Conditions for Issuer Forward Transactions between the Company and Citigroup Financial Products Inc., effective as of October 28, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 (the “11/06/08 8-K”))(1)

10.17	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4)(1)
10.18	—
Letter Agreement among the Company (as successor to Newkirk), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.19	—
Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.20	—
Amended and Restated Ownership Limit Waiver Agreement, dated as of October 28, 2008, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.2 to the 11/06/08 8-K)(1)

10.21	—	Amendment No. 1 to Amended and Restated Ownership Limit Waiver Agreement, dated as of April 21, 2009, between the Company and Vornado Realty L.P. (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
10.22	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.23	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.24	—
Registration Rights Agreement, dated as of January 29, 2007, among the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.25	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.26	—
Second Amendment and Restated Limited Partnership Agreement of Net Lease Strategic Assets fund L.P. (“NLSAF”), dated as of February 20, 2008, among LMLP GP LLC, the Company (as successor to the MLP) Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008) (1)

10.27	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.28	—	Sales Agreement with Cantor Fitzgerald & Co., dated as of December 12, 2008 (filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on December 12, 2008 (the “12/12/08 8-K”))(1)
10.29	—	Sales Agreement with Merrill Lynch, Pierce, Fenner & Smith Incorporated, dated as of December 12, 2008 (filed as Exhibit 1.1 to the 12/12/08 8-K)(1)
12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (2)
14.1	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (1)
21	—	List of Subsidiaries (2)
23.1	—	Consent of KPMG LLP (2)
23.2	—	Consent of PricewaterhouseCoopers LLP (2)
23.3	—	Consent of KPMG LLP (2)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
99.1	—	Financial statements and related financial statement schedule of Lex-Win Concord LLC (2)
99.2	—	Financial statements and related financial statement schedule of Net Lease Strategic Assets Fund L.P. (2)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management Contract or compensatory plan or arrangement.

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

DATE: March 1, 2010