Form 10-Q
period 2010-03-31
LEXINGTON REALTY TRUST
filed 2010-05-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 133,751,912 common shares, par value $0.0001 per share on May 3, 2010.

PART 1. — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings.
ITEM 1A. Risk Factors.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.
ITEM 3. Defaults Upon Senior Securities — not applicable.
ITEM 5. Other Information — not applicable.
ITEM 6. Exhibits
SIGNATURES
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2010 and December 31, 2009
(Unaudited and in thousands, except share and per share data)

	2010	2009
Assets:
Real estate, at cost	$3,497,762	$3,552,806
Less: accumulated depreciation and amortization	554,746	537,406
	2,943,016	3,015,400
Intangible assets, net	240,884	267,161
Cash and cash equivalents	69,692	53,865
Restricted cash	23,746	21,519
Investment in and advances to non-consolidated entities	58,845	55,985
Deferred expenses, net	40,050	38,245
Notes receivable, net	87,478	60,567
Rent receivable – current	10,689	11,463
Rent receivable – deferred	15,651	12,529
Other assets	46,547	43,111
Total assets	$3,536,598	$3,579,845

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,693,453	$1,857,909
Exchangeable notes payable	60,940	85,709
Convertible notes payable	101,757	--
Trust preferred securities	129,120	129,120
Contract right payable	14,654	15,252
Dividends payable	19,583	18,412
Accounts payable and other liabilities	39,699	43,629
Accrued interest payable	9,572	11,068
Deferred revenue - below market leases, net	104,966	107,535
Prepaid rent	25,720	13,975
	2,199,464	2,282,609
Commitments and contingencies

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $104,760; 2,095,200 shares issued and outstanding	101,778	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 133,654,086 and 121,943,258 shares issued and outstanding in 2010 and 2009, respectively	13	12
Additional paid-in-capital	1,841,114	1,750,979
Accumulated distributions in excess of net income	(917,212))	(870,862))
Accumulated other comprehensive income (loss)	(338))	673
Total shareholders’ equity	1,251,444	1,208,669
Noncontrolling interests	85,690	88,567
Total equity	1,337,134	1,297,236
Total liabilities and equity	$3,536,598	$3,579,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2010 and 2009
 (Unaudited and in thousands, except share and per share data)

	2010	2009
Gross revenues:
Rental	$78,798	$83,236
Advisory and incentive fees	414	463
Tenant reimbursements	9,706	9,797
Total gross revenues	88,918	93,496

Expense applicable to revenues:
Depreciation and amortization	(43,867)	(43,720)
Property operating	(20,477)	(19,927)
General and administrative	(5,991)	(6,612)
Non-operating income	2,229	4,116
Interest and amortization expense	(31,895)	(32,804)
Debt satisfaction gains (charges), net	(1,185)	6,411
Change in value of forward equity commitment	2,077	(8,633)
Impairment charges and loan loss reserves	(26,447)	(1,085)

Loss before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	(36,638)	(8,758)
Provision for income taxes	(641)	(671)
Equity in earnings (losses) of non-consolidated entities	5,239	(47,124)
Loss from continuing operations	(32,040)	(56,553)

Discontinued operations:
Income (loss) from discontinued operations	8	(797)
Provision for income taxes	--	(52)
Debt satisfaction gains	3,808	--
Gains on sales of properties	446	3,094
Impairment charges	(1,548)	(9,512)
Total discontinued operations	2,714	(7,267)
Net loss	(29,326)	(63,820)
Less net (income) loss attributable to noncontrolling interests	2,559	(1,128)
Net loss attributable to Lexington Realty Trust shareholders	(26,767)	(64,948)
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)
Dividends attributable to preferred shares – Series C	(1,702)	(2,111)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)
Dividends attributable to non-vested common shares	(62)	(128)
Net loss attributable to common shareholders	$(33,047)	$(71,703)

Income (loss) per common share–basic and diluted:
Loss from continuing operations	$(0.29)	$(0.65)
Income (loss) from discontinued operations	0.02	(0.07)

Net loss attributable to common shareholders	$(0.27)	$(0.72)

Weighted average common shares outstanding–basic and diluted	121,472,739	99,954,569

Amounts attributable to common shareholders:
Loss from continuing operations	$(35,761)	$(64,511)
Income (loss) from discontinued operations	2,714	(7,192)
Net loss attributable to common shareholders	$(33,047)	$(71,703)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three months ended March 31, 2010 and 2009
(Unaudited and in thousands)

	2010	2009

Net loss	$(29,326))	$(63,820))
Other comprehensive loss:
Change in unrealized gain on foreign currency translation, net	(740)	(165))
Change in unrealized loss on interest rate swap, net	(271))	(100))
Change in unrealized loss from non-consolidated entities, net	--	(197))
Other comprehensive loss	(1,011))	(462))
Comprehensive loss	(30,337))	(64,282))
Comprehensive (income) loss attributable to noncontrolling interests	2,559	(1,128)
Comprehensive loss attributable to Lexington Realty Trust shareholders	$(27,778))	$(65,410))

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Three months ended March 31, 2010 and 2009
(Unaudited and in thousands, except share amounts)

Three Months ended March 31,2010		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2009	$1,297,236	$327,867	$12	$1,750,979	$(870,862))	$673	$88,567

Contributions from noncontrolling interests	694	--	--	--	--	--	694

Redemption of noncontrolling OP units for common shares	--	--	--	2	--	--	(2))

Issuance of Convertible Notes	13,134	--	--	13,134	--	--	--

Issuance of common shares, net	77,000	--	1	76,999	--	--	--

Dividends/distributions	(20,593))	--	--	--	(19,583))	--	(1,010))

Comprehensive loss:

Net loss	(29,326))	--	--	--	(26,767))	--	(2,559)

Other comprehensive loss:

Change in unrealized gain on foreign currency translation, net	(740)	--	--	--	--	(740)	--

Change in unrealized loss on interest rate swap, net	(271)	--	--	--	--	(271)	--

Other comprehensive loss	(1,011)

Comprehensive loss	(30,337))

Balance March 31, 2010	$1,337,134	$327,867	$13	$1,841,114	$(917,212))	$(338)	$85,690

Three Months ended March 31, 2009		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2008	$1,501,071	$352,306	$10	$1,638,540	$(569,131))	$(15,650))	$94,996

Contributions from noncontrolling interests	126	--	--	--	---	---	126

Redemption of noncontrolling OP units for common shares	--	--	--	517	--	--	(517))

Issuance of common shares, net	1,071	--	--	1,071	--	--	--

Dividends/distributions	(10,874))	--	--	--	(8,446))	--	(2,428))

Comprehensive income (loss):

Net income (loss)	(63,820)	--	--	--	(64,948)	--	1,128

Other comprehensive loss:

Change in unrealized gain on foreign currency translation, net	(165)	--	--	--	--	(165)	--

Change in unrealized loss on interest rate swap, net	(100)	--	--	--	--	(100)	--

Change in unrealized loss from non-consolidated entities, net	(197)	--	--	--	--	(197)	--

Other comprehensive loss	(462)

Comprehensive loss	(64,282)

Balance March 31, 2009	$1,427,112	$352,306	$10	$1,640,128	$(642,525))	$(16,112)	$93,305

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2010 and 2009
(Unaudited and in thousands)

	2010	2009

Net cash provided by operating activities:	$39,715	$43,696

Cash flows from investing activities:
Investment in real estate, including intangible assets	(13,399))	(11,358)
Net proceeds from sale of properties	1,247	10,927
Principal payments received on notes receivable	1,707	1,317
Investment in notes receivable	(27,842)	--
Distributions from non-consolidated entities in excess of accumulated earnings	1,177	1,269
Investment in and advances to/from non-consolidated entities	--	4,816
Increase in deferred leasing costs	(1,898))	(1,253)
Change in escrow deposits and restricted cash	(2,227)	7,013
Net cash (used in) provided by investing activities	(41,235)	12,731

Cash flows from financing activities:
Dividends to common and preferred shareholders	(18,412))	(24,681)
Repurchase of exchangeable notes	(25,493))	(14,830)
Proceeds from convertible notes	115,000	--
Principal amortization payments	(15,412))	(15,765)
Principal payments on debt, excluding normal amortization	(105,055))	(187,039)
Change in revolving credit facility borrowing, net	(7,000))	10,000
Proceeds from term loans	--	165,000
Increase in deferred financing costs	(4,496))	(4,423)
Proceeds of mortgages and notes payable	2,450	--
Swap termination costs	--	(366)
Contributions from noncontrolling interests	694	126
Cash distributions to noncontrolling interests	(1,010))	(2,428)
Receipts (payments) on forward equity commitment, net	368	(2,241)
Issuance of common shares, net	75,713	(562)
Net cash provided by (used in) financing activities	17,347	(77,209)

Change in cash and cash equivalents	15,827	(20,782)
Cash and cash equivalents, at beginning of period	53,865	67,798
Cash and cash equivalents, at end of period	$69,692	$47,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately net-leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net-lease area. As of March 31, 2010, the Company owned or had interests in approximately 200 consolidated properties in 40 states. The real properties owned by the Company are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or through Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. As of March 31, 2010, the Company controlled three operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”), (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”) and (3) Net 3 Acquisition L.P. (“Net 3”).

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission ("SEC") on March 1, 2010 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”).

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries, including LCIF, LCIF II, Net 3, LRA and Six Penn Center L.P. The Company consolidates its wholly owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under appropriate accounting guidance.

Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”). These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of which entities should be consolidated, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820") to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 – quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 – observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 – unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk.

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

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets held for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

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

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding charge to loan loss reserves.

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

Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations, should they exist. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2010, the Company was not aware of any environmental matter relating to any of its assets that would have a material impact on the financial statements.

Reclassifications. Certain amounts included in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Newly Adopted Accounting Guidance. In June 2009, the FASB issued guidance related to the consolidation of variable interest entities. The guidance requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The guidance was effective for periods beginning after November 15, 2009. The guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

(3)	Earnings Per Share

The Company’s non-vested shared-based payment awards are considered participating securities, and as such, the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2010 and 2009:

	2010	2009
BASIC AND DILUTED

Loss from continuing operations attributable to common shareholders	$(35,761))	$(64,511))
Income (loss) from discontinued operations attributable to common shareholders	2,714	(7,192)
Net loss attributable to common shareholders	$(33,047))	$(71,703))

Weighted average number of common shares outstanding	121,472,739	99,954,569

Income (loss) per common share:
Loss from continuing operations	$(0.29))	$(0.65))
Income (loss) from discontinued operations	0.02	(0.07)
Net loss attributable to common shareholders	$(0.27))	$(0.72))

All incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Intangibles

In February 2010, the Company purchased an adjacent land parcel and parking lot in a sales/leaseback transaction with an existing tenant, Nevada Power Company, which occupies a property owned by the Company in Las Vegas, Nevada. The purchase price was $3,275, a portion of which was financed with a $2,450 non-recourse mortgage note, which matures in September 2014 and bears interest at 7.5%. In connection with the transaction, the Nevada Power Company’s lease on the Company’s existing property was extended from January 2014 to January 2029.

During the three months ended March 31, 2009, the Company acquired the remainder interests in land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property.

(5)	Sales of Real Estate and Discontinued Operations

During the three months ended March 31, 2010, the Company sold three properties to unrelated third parties for an aggregate gross disposition price of $39,902, which includes the assumption of $38,101 of non-recourse mortgage debt. The Company recognized an aggregate gain on sale of properties of $446 and debt satisfaction gains of $3,808 as a result of these sales during the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company sold one property to an unrelated third party for a gross sales price of $11,386, which resulted in an aggregate gain of $3,094. As of March 31, 2010, the Company had no properties classified as held for sale.

The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three Months ended March 31,
	2010	2009
Total gross revenues	$602	$7,335
Pre-tax income (loss), including gains on sale	$2,714	$(7,215)

(6)           Impairments and Loan Loss Reserves

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

During the three months ended March 31, 2010 and 2009, the Company recognized $27,995 and $10,597, respectively, of impairment charges, including amounts in discontinued operations, relating to real estate assets and certain loan assets.

•
During the first quarter of 2010, the Company recognized aggregate impairment charges of $26,447 on five real estate assets, classified in continuing operations, as a result of triggering events with respect to the properties. The five real estate assets are non-core retail, multi-tenant or vacant properties. The Company is exploring the possible disposition of these properties and determined that the current market price for these assets is below their carrying values. These assets had an aggregate carrying value of $44,650 and were written down to their estimated fair value of $18,203.

•
The Company recognized impairments of $1,548 and $9,512 during the three months ended March 31, 2010 and 2009, respectively, on real estate assets that were sold or were anticipated to be disposed of below their carrying value.

•
During the first quarter of 2009, the Company agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $4,950. The Company wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3,865, which approximated fair value and recognized a loan loss reserve of $1,085 during the three months ended March 31, 2009.

The Company recorded an other-than-temporary impairment of $29,093 on its investment in Lex-Win Concord LLC during the three months ended March 31, 2009. The Company recorded additional other-than-temporary impairments during the remainder of 2009 on its investment in Lex-Win Concord LLC, reducing the carrying value of the Company’s investment to zero at June 30, 2009.

(7)	Notes Receivable

As of March 31, 2010 and December 31, 2009, the Company’s notes receivable, including accrued interest, are comprised primarily of first and second mortgage loans on real estate aggregating $87,478 and $60,567, respectively, bearing interest, including imputed interest, at rates ranging from 4.6% to 16.0% and maturing at various dates between 2011 and 2022.

During the three months ended March 31, 2010, the Company:

- funded a 15%, $11,497 mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which matures January 15, 2012, but can be extended one additional year by the borrower for a 50 basis point fee. The property is net leased to Career Education Corporation from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition, the Company is obligated to lend an additional $7,038 over the two-year term of the mortgage upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the Company will become obligated to lend an additional $12,199 for tenant improvement costs; and

- made a $17,000 loan to entities which own five medical facilities, which are primarily subject to net leases. The loan is (i) guaranteed by a parent entity and principal, (ii) principally secured by ownership pledges for and second mortgage liens against the five medical facilities, (iii) matures in December 2011 and (iv) requires payments of interest only at a rate of 14% for the first year and 16% thereafter.

(8)        Fair Value Measurements

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:
Description	Balance March 31, 2010	Fair Value Measurements Using
		(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$21,850	$--	$21,850	$--

Interest rate swap liability	$(5,511)	$--	$(5,511)	$--
Impaired real estate assets*	$18,203	$--	$--	$18,203

*Represents a non-recurring measurement. See note 6 regarding impairments and loan losses

The following table presents the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:
Description	Balance December 31, 2009	Fair Value Measurements Using
		(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$20,141	$--	$20,141	$--

Interest rate swap liability	$(5,240)	$--	$(5,240)	$--
Impaired real estate assets*	$36,658	$--	$--	$36,658

*Represents a non-recurring measurement.

The Company has estimated the fair value of its other financial instruments at amounts which are based upon interpretation of available market information and valuation methodologies (including discounted cash flow analysis). The table below sets forth the carrying amounts and fair values of the Company’s financial instruments as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes Receivable	$87,478	$71,891	$60,567	$44,092

Liabilities
Debt	$1,999,924	$1,701,093	$2,087,990	$1,748,617

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

(9)       Investment in Non-Consolidated Entities

Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company own 85% and 15%, respectively, of NLS’s common equity, and the Company owns 100% of NLS’s preferred equity.

Inland and the Company are currently entitled to a return on/of their respective investments as follows: (1) Inland, 9% on its common equity ($220,590 in common equity), (2) the Company, 6.5% on its preferred equity ($162,487 in preferred equity), (3) the Company, 9% on its common equity ($38,928 in common equity), (4) return of the Company preferred equity ($162,487 in preferred equity), (5) return of Inland common equity ($220,590 in common equity) (6) return of the Company common equity ($38,928 in common equity) and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland and 15% to the Company.

In addition to the capital contributions described above, the Company and Inland committed to invest up to an additional $22,500 and $127,500, respectively, in NLS to acquire additional specialty single-tenant net-leased assets.

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

The following is summary historical cost basis selected balance sheet data as of March 31, 2010 and December 31, 2009 and statement of operations data for the three months ended March 31, 2010 and 2009 for NLS:

	3/31/10	12/31/09
Real estate, including intangibles, net	$669,978	$682,165
Cash, including restricted cash	9,169	10,586
Mortgages payable	306,539	312,273
Noncontrolling preferred interest	176,920	175,730
Partners’ capital	193,142	200,610

	2010	2009
Total gross revenues	$15,536	$15,409
Depreciation and amortization	(9,635))	(9,785))
Interest expense	(4,775))	(4,909))
Other expenses, net	(799))	(802))
Net income (loss)	$327	$(87))

During the three months ended March 31, 2010 and 2009, the Company recognized $4,722 and ($1,673), respectively, of equity in income (losses) relating to NLS based upon the hypothetical liquidation book value method. The difference between the assets contributed to NLS and the fair value of the Company’s initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During each of the three months ended March 31, 2010 and 2009, the Company recorded earnings of $909 related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying Condensed Consolidated Statements of Operations.

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord LLC (“Lex-Win Concord”). On December 31, 2006 in connection with the merger with Newkirk Realty Trust, Inc (“Newkirk”), the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord.

The following is summary balance sheet data as of March 31, 2010 and December 31, 2009 and statement of operations data for the three months ended March 31, 2010 and 2009 for Lex-Win Concord:

	3/31/10	12/31/09
Assets	$570,031	$634,508
Liabilities	509,749	569,894
Noncontrolling preferred interest	8,192	5,720
Members’ capital	52,090	58,894

	2010	2009
Income	$7,109	$12,529
Other-than-temporary impairment losses, loan losses and reserves	(8,774))	(40,289))
Interest and other expenses	(5,489))	(5,725))
Net loss	(7,154))	(33,485)
Net income attributable to noncontrolling interests	(2,475)	(1,877))
Net loss attributable to members	$(9,629))	$(35,362)

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

During the first quarter of 2009, the Company recorded an other-than-temporary impairment of $29,093 on its investment in Lex-Win Concord and ultimately reduced its investment to zero as of June 30, 2009, as it determined that the fair value of its investment was below its carrying value and the decline was determined to be other-than-temporary. Concord incurred additional losses during 2009 and the first quarter of 2010, of which the Company's share is $15,402. The Company has not recorded these losses and has suspended them as the Company does not have any future obligation or the intent to fund the future operations of Concord.

Due to the continued decline in value of Concord’s assets and resulting insufficient equity within Concord to finance its activities, Lex-Win Concord’s management determined that Concord, and by extension, Lex-Win Concord, are VIEs. The Company’s management performed an analysis and concurred with the assessment; however, the Company determined that it is not the primary beneficiary of these VIEs. The operations of the co-investment program are not controlled by the Company, and other than a non-recourse carve-out guaranty (for "bad boy" acts), the Company has not guaranteed any obligations of Concord. In addition, the Company has no obligation to fund the operations of Concord, and it does not plan to fund future operations of Concord. As a result, the Company will continue to account for the investment under the suspended equity method.

(10)          Mortgages and Notes Payable

During the first quarter of 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require the Company to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 15, 2017, except to preserve its REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company’s election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning on January 15, 2029 and also upon the occurrence of specified events. The notes had an outstanding balance of $101,757, net of a discount of $13,243 as of March 31, 2010. The notes had an initial aggregate discount of $13,566 which is being amortized as additional interest expense through January 2017. Coupon interest expense on the notes was $1,233 for the three months ended March 31, 2010 and discount amortization on the notes was $323 for the three months ended March 31, 2010. The notes had an effective interest rate of 8.0% for the three months ended March 31, 2010.

On February 13, 2009, the Company refinanced its (1) $200,000 unsecured revolving credit facility, which had $25,000 outstanding and was scheduled to expire in June 2009, and (2) $225,000 secured term loan, which had $174,280 outstanding and was scheduled to mature in 2009, with a secured credit facility consisting of a $165,000 term loan and an $85,000 revolving loan with KeyBank N.A. (“KeyBank”), as agent. The secured facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option. With the consent of the lenders, the Company can increase the size of (1) the term loan by $135,000 and (2) the revolving loan by $115,000 by adding properties to the borrowing base. Since inception, the Company increased the availability under the revolving loan by $65,000, by admitting additional lenders to the bank group, thus increasing the total facility to $315,000. The secured credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 77 properties. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of March 31, 2010, the available additional borrowing under the facility was $150,000 less outstanding letters of credit of $7,483. As of March 31, 2010, $90,000 was outstanding under the secured term loan and no amounts were outstanding under the revolving loan. In connection with the refinancing and the subsequent increase in the availability under the facility, the Company incurred $585 and $4,397 in financing costs during the three months ended March 31, 2010 and 2009, respectively, and recognized $247 in debt satisfaction charges during the three months ended March 31, 2009. The secured facility is subject to financial covenants, which the Company was in compliance with at March 31, 2010.

The Company has $25,000 and $35,723 secured term loans with KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. These secured term loans contain financial covenants, which the Company was in compliance with as of March 31, 2010. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,511 at March 31, 2010). The debt is presented net of a discount of $5,696 ($2,927 at March 31, 2010). The discount is being amortized as additional interest expense over the term of the loans.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $19.49 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. The notes had an outstanding balance of $60,940 and $85,709, net of a discount of $1,210 and $1,941, as of March 31, 2010 and December 31, 2009, respectively. The initial discount of $23,693 is being amortized as additional interest expense through January 2012, the first put date of the notes. Coupon interest expense on the notes was $973 and $2,706, respectively, for the three months ended March 31, 2010 and 2009, and the discount amortization on the notes was $191 and $530, respectively, for the three months ended March 31, 2010 and 2009. The notes had an effective interest rate of 7.1% and 7.0% for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 and 2009, the Company repurchased $25,500 and $22,500, respectively, original principal amount of the notes for cash payments of $25,493 and $14,830, respectively. This resulted in gains (charges) on debt extinguishment of ($760) and $6,658, respectively, including write-offs of $768 and $1,012, respectively, of the debt discount and deferred financing costs. As of March 31, 2010, $62,150 original principal amount of the notes was outstanding.

During the three months ended March 31, 2010, in connection with the satisfaction of mortgage notes, the Company incurred debt satisfaction charges of $425.

(11)          Derivatives and Hedging Activities

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

The Company has designated the interest-rate swap agreement with KeyBank as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $35,723 and $25,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.

The interest rate swap liability had a fair value of $5,511 and $5,240 at March 31, 2010 and December 31, 2009, respectively. Although the Company has determined that the majority of the inputs used to value its interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010 and December 31, 2009, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,683 will be reclassified as an increase to interest expense.

As of March 31, 2010, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,723

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of March 31, 2010, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$25,875

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share, under the Company’s common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retains the cash dividends paid on the common shares; however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third-party consultant determined the fair value of the equity commitment to be $21,850 and $20,141 at March 31, 2010 and December 31, 2009, respectively, and the Company recognized earnings (losses) during the three months ended March 31, 2010 and March 31, 2009 of $2,077 and ($8,633), respectively, primarily relating to the increase (decrease) in the fair value of the common shares held as collateral. The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but also on other observable inputs.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments

Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$5,511	Accounts Payable and Other Liabilities	$5,240

Derivatives not designated as hedging instruments

Forward Purchase Equity Commitment	Other Assets	$21,850	Other Assets	$20,141

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in OCI on Derivative (Effective Portion) March 31,			Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
	2010	2009			2010	2009

Interest Rate Swap		$982	$767	Interest expense		$711	$667

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative March 31,
		2010	2009

Forward Purchase Equity Commitment	Change in value of forward purchase commitment		$2,077	$(8,633)

The Company’s agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2010, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at March 31, 2010, it would have been required to settle its obligations under the agreements at the termination value of $5,939, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at March 31, 2010 was $4,024, net of prepayments.

(12)           Variable Interest Entities

The Company implemented new guidance effective January 1, 2010 regarding variable interest entities. In accordance with the guidance, the Company re-evaluated all of its equity and loan investments to determine if they are VIEs. For each of these investments, the Company has evaluated (1) the sufficiency of the entities’ equity investments at risk to permit the entity to finance its activities without additional subordinated financial support; (2) that as a group the holders of the equity investments at risk have (a) the power through voting rights or similar rights to direct the entities’ activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and (c) the right to receive the expected residual return of the entity and their rights are not capped and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

If an investment was determined to be a VIE, the Company then performed an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Consolidated Variable Interest Entities. The Company’s consolidated VIEs were determined to be VIEs primarily because their equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support or their obligation to absorb losses was protected. The Company determined that it was the primary beneficiary of these VIEs as it has a controlling financial interest in the entities.

The Company holds a 55% equity interest in Linwood Avenue Limited Partnership (“Linwood”). Linwood owns an office building and an industrial building in Long Beach, California. During the first quarter of 2010, and throughout 2009, Linwood required additional financial support to fund tenant improvements, certain operating expenses and lease commissions. Since 2009, the Company has contributed $2,996 to Linwood; however, it is not obligated to fund future amounts.

The Company has a 50% interest in a joint venture which was formed in the first quarter of 2010 to provide property management for certain of the Company’s properties. The newly formed venture does not have sufficient equity at risk to finance its activities. The Company contributed $580 to the venture and is not obligated to fund future amounts.

The Company determined that a wholly-owned entity which owns an office building in Greenville, South Carolina is a VIE as its obligation to absorb losses is protected. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not less than $10,710 and not greater than $11,550. If the tenant does not exercise the purchase option, the Company has the right to require the tenant to purchase the property for $10,710.

The Company had a loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Company determined that it was the primary beneficiary of the VIE and, accordingly, consolidated Camfex in its financial statements. Camfex owned two multi-tenanted office buildings in California and had outstanding third-party mortgage debt. In January 2010, one property was sold to its tenant/lender. During the first quarter of 2010, the Company took a deed in lieu of foreclosure on the second property and satisfied the third-party mortgage debt; thus Camfex is no longer a VIE of the Company.

As of March 31, 2010 and December 31, 2009, the aggregate assets of consolidated variable interest entities that can only be used to settle the obligations of the VIEs were $100,299 and $143,729, respectively. These assets were primarily classified in real estate in the Company’s Condensed Consolidated Balance Sheets. As of March 31, 2010 and December 31, 2009, the aggregate liabilities of the consolidated VIEs were $15,302 and $40,782, respectively. The aggregate liabilities as of March 31, 2010 were primarily classified in contract right payable and the aggregate liabilities as of December 31, 2009 were primarily classified in mortgage notes payable and contract right payable in the Company’s Condensed Consolidated Balance Sheets. Neither creditors nor noncontrolling equity investors of the VIEs have any recourse to the general credit of the Company.

Non-Consolidated Variable Interest Entities. At March 31, 2010 and December 31, 2009, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company determined that its equity investment in Lex-Win Concord is a variable interest (see note 9). The Company wrote down its investment in Lex-Win Concord to zero in 2009, and has no obligation to fund the operations of Lex-Win Concord. During the first quarter of 2010, the Company made two loan investments (see note 7) which are variable interests in VIEs as the entities borrowed the funds to help support their operating activities. As of March 31, 2010, the Company’s maximum exposure to loss relating to these loan investments was its carrying value and accrued interest receivable of $28,357, which is included in notes receivable in the Company’s Condensed Consolidated Balance Sheet. In addition, the Company may be obligated to fund an additional $19,237 under one of the loans if certain conditions are satisfied.

(13)           Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2010 and 2009, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(14)           Equity

Shareholders’ Equity:

In March 2010, the Company issued 732,664 common shares under its direct share purchase plan, raising net proceeds of $4,988. On March 31, 2010, the Company issued 10,925,000 common shares raising net proceeds of approximately $70,725. The proceeds were primarily used to retire indebtedness.

The Company recorded $13,134 in additional paid-in-capital during the three months ended March 31, 2010, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

During the three months ended March 31, 2009, the Company declared a quarterly common share dividend of $0.18 to be paid in a combination of cash (10% in the aggregate) and common shares. On April 24, 2009, the Company issued 5,097,229 common shares and paid $1,819 in cash to satisfy the first quarter dividend.

The following represents the components of accumulated other comprehensive income (loss) as of:

	March 31, 2010	December 31, 2009
Unrealized gain on foreign currency translation	$--	$740
Unrealized loss on interest rate swap	(338)	(67)

Total accumulated other comprehensive income (loss)	$(338)	$673

Noncontrolling Interests:

In conjunction with several of the Company’s acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable at certain times, only at the option of the holders, and are not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable for approximately 1.13 common shares, subject to future adjustments.

During the three months ended March 31, 2010 and 2009, 386 and 79,037 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $2 and $517, respectively.

As of March 31, 2010, there were approximately 4,786,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers (to) from Noncontrolling Interests
	Three Months ended March 31,
	2010	2009

Net loss attributable to Lexington Realty Trust shareholders	$(26,767))	$(64,948)

Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	2	517
Change from net loss attributable to shareholders and transfers from noncontrolling interest	$(26,765))	$(64,431)

(15)          Related Party Transactions

In addition to related party transactions discussed elsewhere, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder’s status as a REIT.

(16)          Commitments and Contingencies

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

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). On June 30, 2006, the Company, including a co-investment program as it relates to the Antioch claim, sold to Deutsche Bank Securities, Inc., (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376, the (“Farmington Hills claim”) and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680, (“Antioch claim”). Under the terms of the agreements covering the sale of the claims, the Company is obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank to the Company. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company’s consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, Deutsche Bank and SPCP Group, LLC filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1,200 plus interest and expenses.

The Company answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the Company and the plaintiffs filed motions for summary judgment.

If plaintiffs are successful on their motion for summary judgment, the Company intends to appeal any such decision by the court. If the court denies both summary judgment motions, the Company intends to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools and (3) the contract language that supports the plaintiff’s position was specifically negotiated out of the agreement covering the sale of the claims.

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

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action, which would provide for, among other things, (1) no obligation on any of the parties to make additional contributions to Concord, (2) the allocation of distributions equally among Inland Concord, Winthrop and the Company and (3) the formation of a new entity to be owned by subsidiaries of Inland Concord, Winthrop and the Company which, under certain circumstances, would contribute assets to Concord Real Estate CDO 2006-1, LTD, (“CDO-1”). The effectiveness of the settlement agreement is conditioned on, among other things, the ability of certain CDO-1 bonds held by a subsidiary of Concord to be cancelled.

Since the Company reduced its investment to zero during the year ended December 31, 2009, the Company no longer believes this litigation is material to the Company. If future circumstances warrant, the Company will make additional disclosures.

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court). On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), (“Elsevier,”) the former tenant in the Company’s Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration. The complaint was amended to add certain claims and the answer was amended to add certain defenses. Trial is set for April 2011 and discovery is continuing.

In October, 2009, Elsevier paid a portion of past due rent, but a rent balance of $916 (not including default interest) remains unpaid. The Company intends to continue to pursue this claim vigorously, as the Company believes, after consultation with counsel, that it is entitled to recovery of the past due rent and the costs of deferred maintenance under the lease.

Experian Information Solutions, Inc. v. Lexington Allen L.P. and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144). On March 30, 2010, Experian Information Solutions, Inc. filed a complaint against Lexington Allen L.P., a wholly-owned subsidiary of NLS, and the Company for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord property), promissory estoppel and quantum meruit, in connection with the alleged failure of Lexington Allen L.P. to fund up to $5,854 of tenant improvements. The Company was named as a defendant under an “alter-ego” theory. On May 5, 2010, the Company filed a motion to dismiss the complaint. The Company believes, after consultation with counsel, meritorious defenses to these claims exist and intends to vigorously defend the claims against it.

(17)           Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. The Company granted 1,265,500 and 2,000,000 common share options on January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $6.39 and $5.60, respectively. The 2009 options (1) vest 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) expire 10 years from the grant date. The conversion rate on the 2008 options is currently approximately 1.13.

The Company engaged a third party to value the options as of the grant date. The third party determined the value to be $2,771 for the 2009 options using the Black-Scholes model and $2,480 for the 2008 options using the Monte Carlo model. The options are considered equity awards as the number of options issued is fixed and determinable at the date of grant. As such, the options were valued as of the date of the grant and do not require subsequent remeasurement.

There were several assumptions used to fair value the options including the expected volatility in the Company’s common share price based upon the fluctuation in the Company’s historial common share price. The more significant assumptions underlying the determination of fair value for the 2009 options were as follows:

Weighted average fair value of options granted	$2.19
Weighted average spot rate	3.29%
Weighted average expected option lives (in years)	6.70
Weighted average expected volatility	59.08%
Weighted average expected dividend yield	6.26%

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2009 options and 3.6 years for the 2008 options. The Company recognized $276 and $172 in compensation expense during the three months ended March 31, 2010 and 2009, respectively, and has unrecognized compensation costs of $4,288 relating to the outstanding options as of March 31, 2010.

During the three months ended March 31, 2010 and 2009, the Company recognized $1,006 and $993, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(18)          Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2010 and 2009, the Company paid $31,976 and $40,499, respectively, for interest and $216 and $288, respectively, for income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2010 and 2009, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 1, 2010. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports filed with the SEC, including risks related to: (i) changes in general business and economic conditions, (ii) competition, (iii) increases in real estate construction costs, (iv) changes in interest rates, (v) potential impairment charges on our assets or (vi) changes in accessibility of debt and equity capital markets. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview

General. We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment, and our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of net-leased office, industrial and retail properties. Substantially all of our properties are subject to triple net leases or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

As of March 31, 2010, we had ownership interests in approximately 200 consolidated real estate properties, located in 40 states and encompassing approximately 38.1 million square feet. We lease our properties to tenants in various industries, including finance/insurance, technology, consumer products, energy and automotive.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. During these uncertain economic times, our business strategy has been focused on ways to preserve capital, generate additional liquidity and improve our overall financial flexibility. Although there are signs of economic recovery, we still face many challenges in today’s environment, such as (1) potential tenant defaults and bankruptcies, (2) a continued decrease in market sale prices for our assets and (3) difficulty obtaining financing. As a result, we continue to focus our strategy on strengthening our balance sheet. We believe we have strengthened our balance sheet primarily by repurchasing and retiring our debt and senior securities or by extending their maturity date and issuing equity at favorable prices. In addition, our sales efforts are focused on non-core, non-performing and vacant properties rather than the sale of core assets. We have used proceeds from property sales and issuances of common shares to repurchase our debt. When opportunities arise, we make investments in strategically strong core assets, which we believe will generate favorable returns. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet to create meaningful shareholder value.

First Quarter 2010 Transaction Summary

The following summarizes our significant transactions during the three months ended March 31, 2010.

Sales.
-	We sold our interests in three properties to unaffiliated third parties for an aggregate disposition price of approximately $39.9 million.

Investments.
-
We completed a sale-leaseback transaction for a parking lot, adjacent to an existing property, for $3.3 million in Las Vegas, Nevada and financed the transaction with a $2.5 million non-recourse mortgage loan.

-	We funded a 15.0%, $11.5 million mortgage loan on an office building in Schaumburg, Illinois.

-	We made a $17.0 million loan principally secured by ownership pledges for and second mortgage liens against five medical facilities at an average interest rate of 15%.

Leasing.
      -We entered into 22 new leases and lease extensions encompassing approximately 0.4 million square feet.

Financing.
-	We issued $115.0 million original principal amount of 6.00% Convertible Guaranteed Notes, raising net proceeds of $111.3 million.

   -We repurchased $25.5 million original principal amount of our 5.45% Exchangeable Guaranteed Notes.

-	We retired $81.3 million of debt under our secured credit facility and increased the availability under the revolving loan portion of the facility from $125.0 million to $150.0 million.

-	We retired $68.9 million of mortgage debt, excluding normal amortization.

Other.
-	We issued approximately 11.7 million common shares, raising net proceeds of approximately $75.7 million.

-	We formed a joint venture with an unaffiliated third party for property management at certain of our properties.

-
We also recognized aggregate impairments of $26.4 million on five properties classified in continuing operations as a result of triggering events with respect to the properties. We adjusted the $44.6 million carrying value of these properties to their estimated fair value of $18.2 million.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, which we refer to as GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Our accounting policies are discussed under (i) Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (ii) Note 2 to our Consolidated Financial Statements contained in our Annual Report and (iii) Note 2 to our Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

In June 2009, the FASB issued guidance related to the consolidation of variable interest entities. It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE's primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. It also clarifies, but does not significantly change, the characteristics that identify a VIE. The new guidance was effective for periods beginning after November 15, 2009 and did not have a material impact on our financial position, results of operations or cash flows.

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

We attempt to effectively manage our balance sheet in order to accretively reduce leverage through cash flow management of our tenant leases, maintaining occupancy, pursuing and executing well on property dispositions, recycling of capital and accessing the capital markets when opportunities arise. During the three months ended March 31, 2010 we, (1) issued $115.0 million of 6.00% Convertible Guaranteed Notes which generated $111.3 million of net proceeds, (2) raised $5.0 million from sales of common shares under our direct share purchase plan and (3) raised $70.7 million in a common share offering. These proceeds were primarily used to retire indebtedness encumbering our properties and corporate level debt. As of March 31, 2010, we have approximately $150.0 million of borrowing capacity under our revolving credit facility less $7.5 million in outstanding letters of credit. Also, we have a $185.0 million accordion feature in our credit facility, which can be exercised, at lender’s approval, by providing additional properties as collateral for the borrowing base.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of March 31, 2010, we have $71.5 million of property specific non-recourse mortgage debt maturing during the remainder of 2010. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($69.7 million), current borrowing capacity on our revolving credit facility ($142.5 million), which expires in 2011, but can be extended by us to 2012, and future cash flow from operations.

The mortgages encumbering our properties are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $39.7 million for the three months ended March 31, 2010 from $43.7 million for the three months ended March 31, 2009. The decrease is primarily related to the sales of properties during 2010 and 2009 and an increase in vacancies in 2010. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash (used in) provided by investing activities totaled ($41.2) million and $12.7 million during the three months ended March 31, 2010 and 2009, respectively. Cash used in investing activities related primarily to investments in real estate properties and notes receivable, an increase in leasing costs and an increase in escrow deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal receipts on notes receivable, return of advances to non-consolidated entities, net of investment and a decrease in escrow deposits. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $17.3 million and ($77.2) million during the three months ended March 31, 2010 and 2009, respectively. Cash provided by financing activities related primarily to proceeds from term loans and convertible notes, borrowings on the revolving credit facility, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments, principal payments on debt, repayment on the revolving credit facility, increase in financing costs, forward equity commitment payments and debt amortization payments.

Dividends. Dividends paid to our common and preferred shareholders decreased to $18.4 million in the three months ended March 31, 2010, compared to $24.7 million in the three months ended March 31, 2009. We reduced our quarterly common dividend paid in the first quarter of 2010 to $0.10 per common share compared to $0.18 per common share paid in the first quarter of 2009.

UPREIT Structure. As of March 31, 2010, there were 4.8 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $35.1 million based on the closing price of $6.51 per common share on March 31, 2010 and a redemption factor of approximately 1.13.

Financings. During the first quarter of 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require us to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 15, 2017, except to preserve our REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of $7.09 per share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election. We used the net proceeds primarily to reduce indebtedness.

On February 13, 2009, we entered into a secured credit facility with KeyBank N.A., as agent, consisting of a $165.0 million term loan and an $85.0 million revolving loan. The facility bears interest at 285 basis points over LIBOR and matures in February 2011 but can be extended to February 2012 at our option. With the consent of the lenders, we can increase the size of (1) the term loan by $135.0 million and (2) the revolving loan by $115.0 million by adding properties to the borrowing base. Subsequently, we increased the availability under the revolving loan by $65.0 million by admitting additional lenders to the bank group, thus increasing the total facility to $315.0 million. The credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 77 properties. As of March 31, 2010, $90.0 million was outstanding on the secured term loan, no amounts were outstanding under the secured revolving loan, and we were in compliance with the covenants contained in the loan agreement.

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the three months ended March 31, 2010, we repurchased $25.5 million original principal amount of these notes. As of March 31, 2010, $62.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes was outstanding.

Results of Operations

March 31, 2010 compared with March 31, 2009. The decrease in total gross revenues in 2010 of $4.6 million is primarily attributable to a decrease in rental revenue due to an increase in tenant vacancies.

The decrease in interest and amortization expense of $0.9 million is due to our deleveraging.

The decrease in debt satisfaction gains (charges), net of $7.6 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

The increase in property operating expense of $0.6 million is primarily due to an increase in properties for which we have operating expense responsibility and an increase in vacancy.

General and administrative expense decreased $0.6 million primarily due to a decrease in professional fees.

Non-operating income decreased $1.9 million, which is primarily attributable to $2.5 million of income recognized with the acquisition of land as part of tenant’s lease surrender obligation during 2009 offset by $0.7 million in interest earned on investments made during 2010.

The increase in the change in value of our forward equity commitment of $10.7 was primarily a reflection of the increase in our common share price.

The change in impairment charges and loan reserve losses was $25.4 million. During 2010, we recorded $26.5 million in impairment charges on five properties as a result of triggering events, including operational considerations, with respect to the properties. We are exploring the possible disposition of these non-core assets and determined that the current market price for these assets is below their carrying value. During 2009, we recognized $1.1 million of loan loss reserves on two notes receivable that were to be sold below their carrying value.

Equity in earnings (losses) of non-consolidated entities was earnings of $5.2 million in 2010 compared to a loss of ($47.1) million in 2009. The reason for the fluctuation between periods is primarily due to a ($49.2) million loss recognized on our investment in Lex-Win Concord LLC during 2009.

Discontinued operations represent properties sold or held for sale. The total discontinued operations increased $10.0 million primarily due to decrease in impairment charges of $8.0 million, an increase in debt satisfaction gains of $3.8 million, an increase in income from discontinued operations of $0.8 million offset by a decrease in gains on sales of properties of $2.6 million.

Net (income) loss attributable to noncontrolling interests increased by $3.7 million primarily due to the noncontrolling interests' share ($3.1 million) of an impairment charge taken in 2010.

Net loss attributable to common shareholders in 2010 was ($33.0) million compared to ($71.7) million in 2009. The decrease of $38.7 million is due to the items discussed above and a decrease in preferred dividends of $0.4 million.

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

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of March 31, 2010, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Lex-Win Concord LLC and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender’s sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $7.5 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt. Our consolidated variable rate indebtedness was approximately $90.0 million and $200.0 million as of March 31, 2010 and 2009, respectively, which represented 4.5% and 8.6% of total long-term indebtedness, respectively. During the three months ended March 31, 2010 and 2009, our variable rate indebtedness had a weighted average interest rate of 3.1% and 3.2%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2010 and 2009 would have been increased by approximately $0.4 million and $0.5 million, respectively. As of March 31, 2010 and 2009, our consolidated fixed rate debt was approximately $1.9 billion and $2.1 billion, respectively, which represented 95.5% and 91.4%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of March 31, 2010 and are indicative of the interest rate environment as of March 31, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.6 billion as of March 31, 2010.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on form 10-K filed on March 1, 2010, except for the following:

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

We answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, we and the plaintiffs filed motions for summary judgment.

If plaintiffs are successful on their motion for summary judgment, we intend to appeal any such decision by the court. If the court denies both summary judgment motions, we intend to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in certain settlement pools and (3) the contract language that supports the plaintiff’s position was specifically negotiated out of the agreement covering the sale of the claims.

Inland American (Concord) Sub, LLC v. Lex-Win Concord LLC and Concord Debt Holdings LLC (Delaware Court of Chancery – C.A. No. 4617-VCL)

On May 22, 2009, Inland American (Concord) Sub, LLC, which we refer to as Inland Concord, a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., filed a legal action against Lex-Win Concord LLC, which we refer to as Lex-Win Concord, and Concord Debt Holdings LLC, which we refer to as Concord, generally seeking declaratory relief that Inland Concord should not be required to satisfy a May 11, 2009 capital call made by Concord in the amount of $24.0 million and that Inland Concord is entitled to a priority return of its capital. Lex-Win Concord filed counterclaims against Inland Concord, which state, in general, that Inland Concord is in material breach of their agreements with Lex-Win Concord and seeking to recover all losses incurred by it as a result of such breach.

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action, which would provide for, among other things, (1) no obligation on any of the parties to make additional contributions to Concord, (2) the allocation of distributions equally among Inland Concord, Winthrop and us and (3) the formation of a new entity to be owned by subsidiaries of Inland Concord, Winthrop and us which, under certain circumstances, would contribute assets to Concord Real Estate CDO 2006-1, LTD, which we refer to as CDO-1. The effectiveness of the settlement agreement is conditioned on, among other things, the ability of certain CDO-1 bonds held by a subsidiary of Concord to be cancelled.

Since we reduced our investment to zero during the year ended December 31, 2009, we no longer believe this litigation is material to us. If future circumstances warrant, we will make additional disclosures.

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court)

On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), or Elsevier, the former tenant in our Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration. The complaint was amended to add certain claims and the answer was amended to add certain defenses. Trial is set for April 2011 and discovery is continuing.

In October, 2009, Elsevier paid a portion of past due rent, but a rent balance of $0.9 million (not including default interest) remains unpaid.

We intend to continue to pursue this claim vigorously, as we believe, after consultation with counsel, that we are entitled to recovery of the past due rent and the costs of deferred maintenance under the lease.

Experian Information Solutions, Inc. v. Lexington Allen L.P. and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144)

On March 30, 2010, Experian Information Solutions, Inc. filed a complaint against Lexington Allen L.P., a wholly-owned subsidiary of Net Lease Strategic Assets Fund L.P., and us for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord property), promissory estoppel and quantum meruit, in connection with the alleged failure of Lexington Allen L.P. to fund up to $5.9 million of tenant improvements. We were named as a defendant under an “alter-ego” theory. On May 5, 2010, we filed a motion to dismiss the complaint. We believe, after consultation with counsel, meritorious defenses to these claims exist and intend to vigorously defend the claims against us.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 1, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2010 under our common share/operating partnership unit repurchase authorization approved by our Board of Trustees.

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 - 31, 2010	-	$-	-	1,056,731
February 1 - 28, 2010	-	$-	-	1,056,731
March 1 – 31, 2010	-	$-	-	1,056,731
First quarter 2010	-	$-	-	1,056,731

During the quarter ended March 31, 2010, we repurchased $25.5 million original principal amount of the 5.45% Exchangeable Guaranteed Notes.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description

3.1	—
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

Lexington Realty Trust

Date: May 7, 2010                                                                        By:       /s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

Date: May 7, 2010                                                                        By:       /s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer