Form 10-Q
period 2010-08-06
LEXINGTON REALTY TRUST
filed 2010-08-06
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 134,329,771 common shares, par value $0.0001 per share on August 2, 2010.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Unaudited and in thousands, except share and per share data)

	2010	2009
Assets:
Real estate, at cost	$3,419,589	$3,552,806
Less: accumulated depreciation and amortization	577,161	537,406
	2,842,428	3,015,400
Properties held for sale – discontinued operations	61,003	--
Intangible assets, net	225,763	267,161
Cash and cash equivalents	102,030	53,865
Restricted cash	28,604	21,519
Investment in and advances to non-consolidated entities	63,348	55,985
Deferred expenses, net	39,160	38,245
Notes receivable, net	85,097	60,567
Rent receivable – current	9,421	11,463
Rent receivable – deferred	13,058	12,529
Other assets	42,913	43,111
Total assets	$3,512,825	$3,579,845

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,724,258	$1,857,909
Exchangeable notes payable	61,106	85,709
Convertible notes payable	102,242	--
Trust preferred securities	129,120	129,120
Contract right payable	15,001	15,252
Dividends payable	19,606	18,412
Liabilities – discontinued operations	4,536	--
Accounts payable and other liabilities	36,851	43,629
Accrued interest payable	13,679	11,068
Deferred revenue - below market leases, net	100,948	107,535
Prepaid rent	17,035	13,975
	2,224,382	2,282,609
Commitments and contingencies

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $104,760; 2,095,200 shares issued and outstanding	101,778	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 133,878,864 and 121,943,258 shares issued and outstanding in 2010 and 2009, respectively	13	12
Additional paid-in-capital	1,843,389	1,750,979
Accumulated distributions in excess of net income	(960,919)	(870,862))
Accumulated other comprehensive income (loss)	(789)	673
Total shareholders’ equity	1,209,561	1,208,669
Noncontrolling interests	78,882	88,567
Total equity	1,288,443	1,297,236
Total liabilities and equity	$3,512,825	$3,579,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2010 and 2009
 (Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Gross revenues:
Rental	$77,891	$83,207	$155,252	$164,720
Advisory and incentive fees	201	583	615	1,046
Tenant reimbursements	8,002	9,877	17,625	19,581
Total gross revenues	86,094	93,667	173,492	185,347

Expense applicable to revenues:
Depreciation and amortization	(40,976)	(42,182)	(83,584)	(85,206)
Property operating	(18,256)	(19,627)	(37,639)	(38,567)
General and administrative	(4,937)	(6,214)	(10,924)	(12,781)
Non-operating income	2,872	1,475	5,099	5,573
Interest and amortization expense	(31,892)	(32,575)	(63,494)	(65,162)
Debt satisfaction gains (charges), net	--	7,305	(762)	13,716
Change in value of forward equity commitment	(1,617)	4,198	460	(4,435)
Impairment charges and loan losses	(7,974)	--	(28,542)	(1,085)

Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	(16,686)	6,047	(45,894)	(2,600)
Provision for income taxes	(611)	(321)	(1,252)	(991)
Equity in earnings (losses) of non-consolidated entities	5,368	(83,164)	10,606	(130,288)
Loss from continuing operations	(11,929)	(77,438)	(36,540)	(133,879)

Discontinued operations:
Income (loss) from discontinued operations	189	(685)	(930)	(1,594)
Provision for income taxes	(7)	(11)	(7)	(64)
Debt satisfaction gains (charges), net	--	(1,399))	3,385	(1,399)
Gains on sales of properties	52	3,186	498	6,280
Impairment charges	(18,006)	(46)	(25,433)	(9,557)
Total discontinued operations	(17,772)	1,045	(22,487)	(6,334)
Net loss	(29,701)	(76,393)	(59,027)	(140,213)
Less net (income) loss attributable to noncontrolling interests	5,600	(715)	8,159	(1,843)
Net loss attributable to Lexington Realty Trust shareholders	(24,101)	(77,108)	(50,868)	(142,056)
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(3,180)	(3,180)
Dividends attributable to preferred shares – Series C	(1,703)	(1,703)	(3,405)	(3,814)
Dividends attributable to preferred shares – Series D	(2,925)	(2,925)	(5,851)	(5,851)
Dividends attributable to non-vested common shares	(60)	(130)	(123)	(258)
Conversion dividend – Series C	--	(6,994)	--	(6,994)
Net loss attributable to common shareholders	$(30,379)	$(90,450)	$(63,427)	$(162,153)

Income (loss) per common share–basic and diluted:
Loss from continuing operations	$(0.14)	$(0.88)	$(0.37)	$(1.52)
Income (loss) from discontinued operations	(0.09)	0.01	(0.13)	(0.07)
Net loss attributable to common shareholders	$(0.23)	$(0.87)	$(0.50)	$(1.59)

Weighted average common shares outstanding–basic and diluted	133,141,084	104,163,378	127,339,144	102,070,600

Amounts attributable to common shareholders:
Loss from continuing operations	$(18,951)	$(91,052)	$(47,299)	$(155,391)
Income (loss) from discontinued operations	(11,428)	602	(16,128)	(6,762)
Net loss attributable to common shareholders	$(30,379)	$(90,450)	$(63,427)	$(162,153)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Three and six months ended June 30, 2010 and 2009
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net loss	$(29,701)	$(76,393)	$(59,027)	$(140,213)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	--	101	(740)	(64)
Change in unrealized loss on interest rate swap, net	(451)	1,600	(722)	1,500
Change in unrealized loss from non-consolidated entities, net	--	26,371	--	26,174
Other comprehensive income (loss)	(451)	28,072	(1,462)	27,610
Comprehensive loss	(30,152)	(48,321)	(60,489)	(112,603)
Comprehensive (income) loss attributable to noncontrolling interests	5,600	(715)	8,159	(1,843)
Comprehensive loss attributable to Lexington Realty Trust shareholders	$(24,552)	$(49,036)	$(52,330)	$(114,446)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
Six months ended June 30, 2010 and 2009
(Unaudited and in thousands, except share amounts)

Six Months ended June 30, 2010		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2009	$1,297,236	$327,867	$12	$1,750,979	$(870,862)	$673	$88,567

Contributions from noncontrolling interests	883	--	--	--	--	--	883

Redemption of noncontrolling OP units for common shares	--	--	--	687	--	--	(687)

Issuance of Convertible Notes	13,134	--	--	13,134	--	--	--

Issuance of common shares, net	78,590	--	1	78,589	--	--	--

Dividends/distributions	(40,911)	--	--	--	(39,189)	--	(1,722)

Comprehensive loss:

Net loss	(59,027)	--	--	--	(50,868)	--	(8,159)

Other comprehensive loss:

Change in unrealized gain on foreign currency translation, net	(740)	--	--	--	--	(740)	--

Change in unrealized loss on interest rate swap, net	(722)	--	--	--	--	(722)	--

Other comprehensive loss	(1,462)

Comprehensive loss	(60,489)

Balance June 30, 2010	$1,288,443	$327,867	$13	$1,843,389	$(960,919)	$(789)	$78,882

Six Months ended June 30, 2009		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2008	$1,501,071	$352,306	$10	$1,638,540	$(569,131)	$(15,650)	$94,996

Effect of adoption of new accounting pronouncement by non-consolidated entity	--	--	--	--	11,647	(11,647)	--

Contributions from noncontrolling interests	1,225	--	--	--	--	--	1,225

Redemption of noncontrolling OP units for common shares	--	--	--	1,227	--	--	(1,227)

Issuance of common shares, net	1,941	--	--	1,941	--	--	--

Dividends/distributions	(19,388)	--	1	16,311	(32,944)	--	(2,756)

Conversion—Series C	--	(24,439)	--	31,433	(6,994)	--	--

Comprehensive income (loss):

Net income (loss)	(140,213)	--	--	--	(142,056)	--	1,843

Other comprehensive income (loss):

Change in unrealized gain on foreign currency translation	(64)	--	--	--	--	(64)	--

Change in unrealized loss on interest rate swap, net	1,500	--	--	--	--	1,500	--

Change in unrealized loss from non-consolidated entities, net	26,174	--	--	--	--	26,174	--

Other comprehensive income (loss)	27,610

Comprehensive income (loss)	(112,603)

Balance June 30, 2009	$1,372,246	$327,867	$11	$1,689,452	$(739,478)	$313	$94,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2010 and 2009
(Unaudited and in thousands)

	2010	2009

Net cash provided by operating activities:	$72,414	$84,775

Cash flows from investing activities:
Investment in real estate, including intangible assets	(23,326)	(21,794)
Net proceeds from sale of properties	3,547	90,085
Principal payments received on notes receivable	2,274	5,219
Investment in notes receivable	(28,713)	--
Distributions from non-consolidated entities in excess of accumulated earnings	1,356	3,935
Investment in and advances to/from non-consolidated entities	--	4,816
Increase in deferred leasing costs	(3,049)	(4,568)
Change in escrow deposits and restricted cash	(3,697)	7,924
Real estate deposits	(655)	--
Net cash (used in) provided by investing activities	(52,263)	85,617

Cash flows from financing activities:
Dividends to common and preferred shareholders	(37,995)	(33,127)
Repurchase of exchangeable notes	(25,493)	(59,399)
Proceeds from convertible notes	115,000	--
Principal amortization payments	(20,681)	(22,037)
Principal payments on debt, excluding normal amortization	(115,228)	(240,207)
Change in revolving credit facility borrowing, net	(7,000)	10,000
Proceeds from term loans	--	165,000
Increase in deferred financing costs	(5,155)	(4,984)
Proceeds of mortgages and notes payable	48,450	--
Swap termination costs	--	(366)
Contributions from noncontrolling interests	883	1,225
Cash distributions to noncontrolling interests	(1,722)	(2,756)
Receipts (payments) on forward equity commitment, net	738	(2,194)
Issuance of common shares, net	75,690	(706)
Dividend reinvestment plan proceeds	527	--
Net cash provided by (used in) financing activities	28,014	(189,551)

Change in cash and cash equivalents	48,165	(19,159)
Cash and cash equivalents, at beginning of period	53,865	67,798
Cash and cash equivalents, at end of period	$102,030	$48,639

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately net-leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net-lease area. As of June 30, 2010, the Company owned or had interests in approximately 200 consolidated properties in 40 states. The real properties owned by the Company are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or through a wholly-owned TRS.

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

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company’s condensed consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under appropriate U.S. generally accepted accounting principles (“GAAP”).

The Company implemented new accounting guidance effective January 1, 2010 regarding VIEs. In accordance with the guidance, the Company re-evaluated all of its equity and loan investments and all other potential variable interests to determine if they are VIEs. For each of these investments, the Company has evaluated (1) the sufficiency of the entities’ equity investments at risk to permit the entity to finance its activities without additional subordinated financial support; (2) that as a group the holders of the equity investments at risk have (a) the power through voting rights or similar rights to direct the entities’ activities that most significantly impact the entity’s economic performance, (b) the obligation to absorb the expected losses of the entity and their obligations are not protected directly or indirectly and (c) the right to receive the expected residual return of the entity and their rights are not capped and (3) the voting rights of these investors are not proportional to their obligations to absorb the expected losses of the entity, their rights to receive the expected returns of the entity, or both, and that substantially all of the entities’ activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

If an investment is determined to be a VIE, the Company then performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Consolidated Variable Interest Entities. The Company’s consolidated VIEs were determined to be VIEs primarily because the entities’ equity holders’ obligation to absorb losses is protected or their equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs as it has a controlling financial interest in the entities.

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

The Company had a loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Company determined that it was the primary beneficiary of the VIE and, accordingly, consolidated Camfex in its financial statements. Camfex owned two multi-tenanted office buildings in California and had outstanding third-party mortgage debt. In January 2010, one property was sold to its tenant/lender. During the first quarter of 2010, the Company took a deed in lieu of foreclosure on the second property and satisfied the third-party mortgage debt; thus Camfex is no longer a VIE of the Company. As of December 31, 2009, the aggregate assets of Camfex that could only be used to settle the obligations of the VIE were $37,808. These assets were primarily classified in real estate in the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2009, the aggregate liabilities of Camfex were $24,455 and were primarily classified in mortgage notes payable in the Company’s Condensed Consolidated Balance Sheet. Neither creditors nor noncontrolling equity investors of the VIE have any recourse to the general credit of the Company.

Non-Consolidated Variable Interest Entities. At June 30, 2010 and December 31, 2009, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company determined that its equity investment in Lex-Win Concord LLC (“Lex-Win Concord”) is a variable interest (see note 9). The Company wrote down its investment in Lex-Win Concord to zero in 2009 and has no obligation to fund the operations of Lex-Win Concord. During the second quarter of 2010, the Company determined that its entity, which owns its Salt Lake City, Utah property, is a VIE as a result of a lease amendment entered into during the quarter. The Company determined that it was not the primary beneficiary of the VIE as it no longer has a controlling financial interest in the entity. In accordance with GAAP, the Company has not derecognized the real estate associated with the entity as a sale has not been consummated. As a result, the approximate $25,000 of real estate and $37,000 related non-recourse mortgage loan are included in the Company’s Condensed Consolidated Balance Sheet at June 30, 2010.

Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of which entities should be consolidated, the determination of impairment of long-lived assets, notes receivable and equity method investments, valuation and impairment of assets held by equity method investees, the determination of VIEs, valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

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

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset’s carrying value, an impairment charge is recognized to the extent by which the asset’s carrying value exceeds the estimated fair value. Estimating future cash flows is highly subjective and such estimates could differ materially from actual results.

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

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding charge to loan loss.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations, should they exist. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2010, the Company was not aware of any environmental matter relating to any of its assets that would have a material impact on the financial statements.

Reclassifications. Certain amounts included in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

(3)	Earnings Per Share

The Company’s non-vested shared-based payment awards are considered participating securities, and as such, the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
BASIC AND DILUTED

Loss from continuing operations attributable to common shareholders	$(18,951)	$(91,052)	$(47,299)	$(155,391)
Income (loss) from discontinued operations attributable to common shareholders	(11,428)	602	(16,128)	(6,762)
Net loss attributable to common shareholders	$(30,379)	$(90,450)	$(63,427)	$(162,153)

Weighted average number of common shares outstanding	133,141,084	104,163,378	127,339,144	102,070,600

Income (loss) per common share:
Loss from continuing operations	$(0.14)	$(0.88)	$(0.37)	$(1.52)
Income (loss) from discontinued operations	(0.09)	0.01	(0.13)	(0.07)
Net loss attributable to common shareholders	$(0.23)	$(0.87)	$(0.50)	$(1.59)

For continuing operations and discontinued operations per common share amounts all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations applicable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During the second quarter of 2009, 503,100 Series C Cumulative Convertible Preferred Shares were converted into 2,955,368 common shares. In accordance with GAAP, the difference between the fair value of the securities transferred over the fair value of the securities issuable pursuant to the original conversion terms constitutes a deemed dividend, even though the conversion is for equivalent fair values, and is dilutive to the common shareholders. Accordingly, the deemed dividend has been deducted from net loss attributable to Lexington Realty Trust shareholders to arrive at net loss attributable to common shareholders for the three and six months ended June 30, 2009.

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

During the six months ended June 30, 2009, the Company acquired the remainder interests in land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property.

(5)	Sales of Real Estate and Discontinued Operations

During the six months ended June 30, 2010, the Company sold five properties to unrelated third parties for an aggregate gross disposition price of $42,327, which includes the assumption of $38,101 of non-recourse mortgage debt. The Company recognized an aggregate gain on sale of properties of $498 and debt satisfaction gains of $3,808 as a result of these sales during the six months ended June 30, 2010. During the six months ended June 30, 2009, the Company sold seven properties to unrelated third parties for an aggregate gross sales price of $86,740, which resulted in an aggregate gain of $6,280 and debt satisfaction charges of $1,399. As of June 30, 2010, the Company had two properties classified as held for sale.

The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Total gross revenues	$1,289	$6,419	$3,411	$15,569
Pre-tax income (loss), including gains on sale	$(17,765)	$1,056	$(22,480)	$(6,270)

In June 2009, the Company received gross proceeds of $4,750 in a sale-leaseback transaction of land in Palm Beach Gardens, Florida. The Company is leasing back the land for 30 years and has an option to purchase the land in June 2014 and June 2015. In accordance with GAAP, the Company has not recognized a gain on the transaction as the Company is considered to have continued involvement in the property due to the purchase option.

(6)           Impairments and Loan Losses

The Company assesses on a regular basis whether there are any indicators that the value of any Company asset has become impaired. If an asset is determined to be impaired, the Company reduces the asset’s carrying value to its estimated fair value. The Company estimates the fair value of these assets by using several techniques such as income and market valuation which primarily rely on unobservable inputs such as estimated capitalization rates which are within Level 3 of the fair value hierarchy.

During the six months ended June 30, 2010 and 2009, the Company recognized $53,975 and $10,642, respectively, of impairment charges and loan losses, including amounts in discontinued operations, relating to real estate assets and certain loan assets.

•
During the six months ended June 30, 2010, the Company recognized aggregate impairment charges of $24,618 on five real estate assets classified in continuing operations. The Company explored the possible disposition of these properties and determined that the current market price for these assets is below their carrying values. The five real estate assets are non-core retail, multi-tenant or vacant properties. These assets had an aggregate carrying value of $41,236 and were written down to their estimated fair value of $16,618.

•
The Company recognized impairments of $25,433 and $9,557 during the six months ended June 30, 2010 and 2009, respectively, on real estate assets that were sold or were anticipated to be sold below their carrying value.

•
During the second quarter of 2010, the Company recorded a $3,756 loan loss on a note receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. In addition, the Company recognized an other-than-temporary impairment of $168 on a bond investment.

•
During the six months ended June 30, 2009, the Company agreed to the discounted payoff of two notes receivable with an aggregate carrying value of $4,950. The Company wrote the notes receivable down to the aggregate agreed upon discounted payoff amount of $3,865, which approximated fair value and recognized a loan loss of $1,085.

The Company recorded aggregate other-than-temporary impairments of $68,213 on its investment in Lex-Win Concord LLC during the six months ended June 30, 2009, reducing the carrying value of the Company’s investment to zero at June 30, 2009.

(7)	Notes Receivable

As of June 30, 2010 and December 31, 2009, the Company’s notes receivable, including accrued interest and net of origination fees and loan losses, are comprised primarily of first and second mortgage loans on real estate aggregating $85,097 and $60,567, respectively, bearing interest, including imputed interest, at rates ranging from 4.6% to 16.0% and maturing at various dates between 2011 and 2022.

During the six months ended June 30, 2010, the Company:

- funded a 15%, $12,382 mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which matures January 15, 2012 but can be extended one additional year by the borrower for a 50 basis point fee. The property is net leased to Career Education Corporation from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition, the Company is obligated to lend an additional $6,153 over the two-year term of the mortgage upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the Company will become obligated to lend an additional $12,199 for tenant improvement costs; and

- made a $17,000 loan to entities which own five medical facilities, which are primarily subject to net leases. The loan is (i) guaranteed by a parent entity and principal, (ii) principally secured by ownership pledges for and second mortgage liens against the five medical facilities, (iii) matures in December 2011 and (iv) requires payments of interest only at a rate of 14% through February 2011 and 16% thereafter.

(8)	Fair Value Measurements

The following table presents the Company’s assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

Description	Balance June 30, 2010	Fair Value Measurements Using
		(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$19,863	$--	$19,863	$--

Interest rate swap liability	$(5,962)	$--	$(5,962)	$--

Impaired real estate assets*	$16,618	$--	$--	$16,618

Impaired loan asset *	$6,874	$--	$--	$6,874

*Represents a non-recurring fair value measurement. See note 6 regarding impairments and loan losses.

The following table presents the Company’s assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:
Description	Balance December 31, 2009	Fair Value Measurements Using
		(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$20,141	$--	$20,141	$--

Interest rate swap liability	$(5,240)	$--	$(5,240)	$--

Impaired real estate assets*	$36,658	$--	$--	$36,658

*Represents a non-recurring fair value measurement.

The Company has estimated the fair value of its other financial instruments at amounts that are based upon interpretation of available market information and valuation methodologies (including discounted cash flow analysis). The table below sets forth the carrying amounts and fair values of the Company’s financial instruments as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Notes Receivable	$85,097	$72,896	$ 60,567	$ 44,092

Liabilities
Debt	$2,031,727	$1,827,345	$ 2,087,990	$ 1,748,617

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

The Company’s wholly-owned TRS, Lexington Realty Advisors (“LRA”), has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

The following is summary historical cost basis selected balance sheet data as of June 30, 2010 and December 31, 2009 and statement of operations data for the three and six months ended June 30, 2010 and 2009 for NLS:

	6/30/10	12/31/09
Real estate, including intangibles, net	$660,096	$682,165
Cash, including restricted cash	9,892	10,586
Mortgages payable	305,242	312,273
Noncontrolling preferred interest	179,544	175,730
Partners’ capital	185,334	200,610

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Total gross revenues	$15,364	$15,336	$30,901	$30,745
Depreciation and amortization	(9,635)	(9,785)	(19,270)	(19,570)
Interest expense	(4,751)	(4,921)	(9,527)	(9,830)
Other expenses, net	(1,028)	(850)	(1,827)	(1,652)
Net income (loss)	$(50)	$(220)	$277	$(307)

During the six months ended June 30, 2010 and 2009, the Company recognized $9,551 and $2,947, respectively, of equity in income relating to NLS based upon the hypothetical liquidation book value method. The difference between the assets contributed to NLS and the fair value of the Company’s initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During each of the six months ended June 30, 2010 and 2009, the Company recorded earnings of $1,818 related to this difference, which is included in equity in earnings (losses) of non-consolidated entities in the accompanying Condensed Consolidated Statements of Operations.

Concord Debt Holdings LLC (“Concord”) and Lex-Win Concord. On December 31, 2006 in connection with the merger with Newkirk Realty Trust, Inc (“Newkirk”), the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord.

The following is summary balance sheet data as of June 30, 2010 and December 31, 2009 and statement of operations data for the three and six months ended June 30, 2010 and 2009 for Lex-Win Concord:

	6/30/10	12/31/09
Assets	$547,321	$634,508
Liabilities	499,561	569,894
Noncontrolling preferred interest	10,692	5,720
Members’ capital	37,068	58,894

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Income	$8,024	$10,227	$15,133	$22,775
Other-than-temporary impairment losses, loan losses and reserves	(14,210)	(92,891)	(22,984)	(133,180)
Interest and other expenses	(4,609)	(15,207)	(10,098)	(20,950)
Net loss	(10,795)	(97,871)	(17,949)	(131,355)
Net income attributable to noncontrolling interests	(2,503)	(1,898)	(4,978)	(3,775)
Net loss attributable to members	$(13,298)	$(99,769)	$(22,927)	$(135,130)

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

During the six months ended June 30, 2009, the Company recognized ($67,565) of equity in losses from the operations of Lex-Win Concord. In addition, the Company recorded aggregate other-than-temporary impairments of $68,213 on its investment in Lex-Win Concord, reducing its investment to zero as of June 30, 2009, as it determined that the fair value of its investment was below its carrying value and the decline was determined to be other-than-temporary. Concord incurred additional losses during 2009 and the six months ended June 30, 2010, of which the Company's share is $22,051. The Company has not recorded these losses and has suspended them as the Company does not have any future obligation or the intent to fund the future operations of Concord.

During 2009, due to the continued decline in value of Concord’s assets and resulting insufficient equity within Concord to finance its activities, Lex-Win Concord’s management determined that Concord was a VIE. The Company’s management performed an analysis and concurred with the assessment. The Company determined that Lex-Win Concord is a VIE due to insufficient equity and that it is not the primary beneficiary of the VIE. The operations of the co-investment program are not controlled by the Company, and other than a non-recourse carve-out guaranty (for "bad boy" acts), the Company has not guaranteed any obligations of Concord. In addition, the Company has no obligation to fund the operations of Concord, and it does not plan to fund future operations of Concord. As a result, the Company will continue to account for the investment under the suspended equity method.

(10)          Mortgages and Notes Payable

During the second quarter of 2010, the Company obtained a $37,000 non-recourse mortgage loan on its Salt Lake City, Utah property leased to the University of Utah. The 5.53% fixed rate, fully-amortizing loan matures in October 2028. In addition, the Company obtained a $9,000 non-recourse mortgage loan on its Greenville, South Carolina property leased to Canal Insurance Company. The 5.50% fixed rate loan is interest only and matures in January 2015.

During the first six months ended June 30, 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require the Company to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 15, 2017, except to preserve its REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company’s election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning on January 15, 2029 and also upon the occurrence of specified events. The notes had an outstanding balance of $102,242, net of a discount of $12,758 as of June 30, 2010. The notes had an initial aggregate discount of $13,566 which is being amortized as additional interest expense through January 2017. Coupon interest expense on the notes was $2,958 for the six months ended June 30, 2010 and discount amortization on the notes was $808 for the six months ended June 30, 2010. The notes had an effective interest rate of 8.0% for the six months ended June 30, 2010.

On February 13, 2009, the Company entered into a secured credit facility with KeyBank N.A. (“KeyBank”), as agent, consisting of a term loan portion and a revolving loan portion. The secured credit facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option. During the second quarter of 2010, the Company amended the loan agreement, which increased the availability under the revolving loan portion of the secured credit facility from $150,000 to $175,000. As amended, with the consent of the lenders, the Company can increase the size of the revolving loan portion of the facility up to $335,000 by adding additional properties to the borrowing base. The secured credit facility is currently secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 76 properties. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the secured credit facility. As of June 30, 2010, the available additional borrowing under the secured credit facility was $175,000 less outstanding letters of credit of $7,483. As of June 30, 2010, $80,000 was outstanding under the term loan portion and no amounts were outstanding under the revolving loan portion. In connection with the refinancing and the subsequent increase in the availability under the facility, the Company incurred $5,738 and $4,977 in financing costs as of June 30, 2010 and December 31, 2009, respectively, and recognized $247 in debt satisfaction charges during the six months ended June 30, 2009. The secured credit facility is subject to financial covenants which the Company was in compliance with at June 30, 2010.

The Company has $25,000 and $35,551 secured term loans with KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. These secured term loans contain financial covenants which the Company was in compliance with as of June 30, 2010. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($5,962 at June 30, 2010). The debt is presented net of a discount of $5,696 ($2,681 at June 30, 2010). The discount is being amortized as additional interest expense over the term of the loans.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $19.49 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. The notes had an outstanding balance of $61,106 and $85,709, net of a discount of $1,044 and $1,941, as of June 30, 2010 and December 31, 2009, respectively. The initial discount of $23,693 is being amortized as additional interest expense through January 2012, the first put date of the notes. Coupon interest expense on the notes was $1,820 and $4,893, respectively, for the six months ended June 30, 2010 and 2009, and the discount amortization on the notes was $357 and $956, respectively, for the six months ended June 30, 2010 and 2009. The notes had an effective interest rate of 7.0% and 6.7% for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Company repurchased $25,500 and $76,600, respectively, original principal amount of the notes for cash payments of $25,493 and $59,399, respectively. This resulted in gains (charges) on debt extinguishment of ($760) and $13,963, respectively, including write-offs of $768 and $3,239, respectively, of the debt discount and deferred financing costs. As of June 30, 2010, $62,150 original principal amount of the notes was outstanding.

During the six months ended June 30, 2010, in connection with the satisfaction of mortgage notes, the Company incurred debt satisfaction charges of $425, including discontinued operations.

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

The Company has designated the interest-rate swap agreement with KeyBank as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $35,551 and $25,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.

The interest rate swap liability had a fair value of $5,962 and $5,240 at June 30, 2010 and December 31, 2009, respectively. Although the Company has determined that the majority of the inputs used to value its interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010 and December 31, 2009, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,610 will be reclassified as an increase to interest expense.

As of June 30, 2010, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,551

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of June 30, 2010, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$23,888

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share, under the Company’s common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retains the cash dividends paid on the common shares; however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third-party consultant determined the fair value of the equity commitment to be $19,863 and $20,141 at June 30, 2010 and December 31, 2009, respectively, and the Company recognized earnings (losses) during the six months ended June 30, 2010 and June 30, 2009 of $460 and ($4,435), respectively, primarily relating to the increase (decrease) in the fair value of the common shares held as collateral. The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but also on other observable inputs.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$ (5,962)	Accounts Payable and Other Liabilities	$(5,240)

Derivatives not designated as hedging instruments

Forward Purchase Equity Commitment	Other Assets	$ 19,863	Other Assets	$20,141

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the six months ended June 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
	2010	2009		2010	2009

Interest Rate Swap	$(2,161)	$141	Interest expense	$1,439	$1,359

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative June 30,
		2010	2009

Forward Purchase Equity Commitment	Change in value of forward purchase commitment	$460	$(4,435)

The Company’s agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2010, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at June 30, 2010, it would have been required to settle its obligations under the agreements at the termination value of $6,416, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at June 30, 2010 was $4,024, net of prepayments.

(12)          Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2010 and 2009, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(13)          Equity

Shareholders’ Equity:

During the six months ended June 30, 2010, the Company issued 11,658,302 common shares under its direct share purchase plan and through a public offering, raising net proceeds of approximately $75,690. The proceeds were primarily used to retire indebtedness.

During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

The following represents the components of accumulated other comprehensive income (loss) as of:

	June 30, 2010	December 31, 2009
Unrealized gain on foreign currency translation	$--	$740
Unrealized loss on interest rate swap	(789)	(67)
Total accumulated other comprehensive income (loss)	$(789)	$673

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

During the six months ended June 30, 2010 and 2009, 112,620 and 179,189 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $687 and $1,227, respectively.

As of June 30, 2010, there were approximately 4,674,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers (to) from Noncontrolling Interests
	Six Months ended June 30,
	2010	2009

Net loss attributable to Lexington Realty Trust shareholders	$(50,868)	$(142,056)

Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	687	1,227
Change from net loss attributable to shareholders and transfers from noncontrolling interest	$(50,181)	$(140,829)

(14)          Related Party Transactions

In addition to related party transactions discussed elsewhere, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder’s status as a REIT.

(15)          Commitments and Contingencies

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties.

During the second quarter of 2010, the Company executed a purchase and sale agreement to acquire, upon completion of construction and occupancy by the tenant, a to-be-constructed 514,000 square foot industrial facility located in Byhalia, Mississippi for an anticipated cost of $27,500. The facility will be leased to ASICS America Corporation, with ASICS Corporation as guarantor, for a term of 15 years upon completion of construction, which is expected to occur in the second quarter of 2011. The Company has a variable interest in the developer entity but is not the primary beneficiary of the entity.

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

The Company answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the Company and the plaintiffs filed motions for summary judgment and related opposing and supporting motions.

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

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action, which would provide for, among other things, (1) no obligation on any of the parties to make additional contributions to Concord, (2) the allocation of distributions equally among Inland Concord, Winthrop and the Company and (3) the formation of a new entity to be owned by subsidiaries of Inland Concord, Winthrop and the Company which, under certain circumstances, would contribute assets to Concord Real Estate CDO 2006-1, LTD, (“CDO-1”). The effectiveness of the settlement agreement is conditioned on, among other things, the ability of certain CDO-1 bonds held by a subsidiary of Concord to be cancelled. Following a victory in Delaware Chancery Court against the trustee for the bonds regarding their cancellation, the trustee appealed the lower court opinion and the bonds have yet to be cancelled.

Since the Company reduced its investment to zero during the year ended December 31, 2009, the Company no longer believes this litigation is material to the Company. If future circumstances warrant, the Company will make additional disclosures.

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court). On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), (“Elsevier,”) the former tenant in the Company’s Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration. The complaint was amended to add certain claims and the answer was amended to add certain defenses. Trial was set for April 2011.

In October, 2009, Elsevier paid a portion of past due rent, but a rent balance of $916 (not including default interest) remained unpaid. Subsequent to June 30, 2010, a settlement agreement was executed and the Company received $1,850.

Experian Information Solutions, Inc. v. Lexington Allen L.P. and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144). On March 30, 2010, Experian Information Solutions, Inc. (“Experian”) filed a complaint against Lexington Allen L.P., a wholly-owned subsidiary of NLS, and the Company for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord property), promissory estoppel and quantum meruit, in connection with the alleged failure of Lexington Allen L.P. to fund up to $5,854 of tenant improvements. The Company was named as a defendant under an “alter-ego” theory. On May 5, 2010, the Company filed a motion to dismiss the complaint, and on May 21, 2010, Experian filed an amended complaint and an opposition to the Company’s motion to dismiss. On June 7, 2010, the Company filed another motion to dismiss and on June 24, 2010, Experian filed an opposition to the Company’s motion to dismiss. Discovery requests have been exchanged. The Company believes, after consultation with counsel, meritorious defenses to these claims exist and intends to vigorously defend the claims against it.

The partnership agreement for NLS provides that NLS must indemnify the Company for its costs in connection with these claims.

(16)          Benefit Plans

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

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2009 options and 3.6 years for the 2008 options. The Company recognized $549 and $344 in compensation expense during the six months ended June 30, 2010 and 2009, respectively, and has unrecognized compensation costs of $3,992 relating to the outstanding options as of June 30, 2010.

During the six months ended June 30, 2010 and 2009, the Company recognized $1,815 and $1,831, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(17)         Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2010 and 2009, the Company paid $57,399 and $66,514, respectively, for interest and $1,114 and $1,958, respectively, for income taxes.

(18)         Subsequent Events

Subsequent to June 30, 2010 and in addition to any events discussed elsewhere in the financial statements, the Company:

-	sold three properties for an aggregate gross purchase price of $69,700 to unaffiliated third parties;

-	repaid an aggregate $29,812 of non-recourse mortgage debt on three properties;

-	executed a contract to fund the construction of a 672,000 square foot industrial facility located in Shelby, North Carolina for an estimated cost of approximately $24,000; and

-
received notification that the tenant in the Farmington Hills, Michigan property exercised its termination option. The lease, which was scheduled to expire on December 31, 2016 and provides for current annual GAAP base rents of approximately $2,400, now expires December 31, 2011. The tenant paid $6,757 as a termination payment, which is held in escrow by the non-recourse mortgage lender.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2010 and 2009, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 1, 2010. Historical results may not be indicative of future performance.

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

As of June 30, 2010, we had ownership interests in approximately 200 consolidated real estate properties, located in 40 states and encompassing approximately 38.0 million square feet. We lease our properties to tenants in various industries, including finance/insurance, consumer products, technology, energy and automotive.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. We continue to focus our strategy on strengthening our balance sheet. We believe we have strengthened our balance sheet primarily by (i) repurchasing and retiring our debt and senior securities or by extending their maturity date, (ii) financing our properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt and (iii) issuing equity at favorable prices. Our strategy is to continue with our capital recycling effort by selling non-core properties in order to create additional liquidity and focus our portfolio strategy on our core single-tenant office and industrial properties. We have used proceeds from non-core property sales and issuances of common shares to repurchase or retire our debt.

When opportunities arise, we make investments in strategically strong core assets, which we believe will generate favorable returns. We grow our portfolio primarily by executing two basic strategies: buying properties and leasing them back to the sellers under net leases, or by acquiring properties already subject to net leases. We also make mortgage and mezzanine loans secured by single tenant buildings. Through our investments, we provide funds to corporations seeking to raise capital through the sale of their real estate holdings and to developers who are engaged in “build-to-suit” projects for corporate users.

Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady growth while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we stay focused on enhancing operating results, improving portfolio quality, mitigating risks relating to interest rates and the real estate cycle and implementing strategies where our management skills and real estate expertise can add value. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet to create meaningful shareholder value.

Second Quarter 2010 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2010.

Sales.
-	We sold our interests in two retail properties to unaffiliated third parties for an aggregate disposition price of approximately $2.4 million.

Investments.
-
We executed a purchase and sale agreement to acquire, upon completion of construction and occupancy by the tenant, a to-be-constructed 514,000 square foot industrial facility located in Byhalia, Mississippi for $27.5 million.

Leasing.
-      We entered into 17 new leases and lease extensions encompassing approximately 1.0 million square feet.

Financing.
-	We obtained $46.0 million of non-recourse mortgage financings secured by two properties at a weighted-average fixed interest rate of 5.52%.

-	We retired $10.0 million of debt under our secured credit facility.

-	We amended our secured credit agreement which increased the availability under the revolving loan portion of the facility from $150.0 million to $175.0 million.

Other.
-
We recognized aggregate impairments and loan losses of $26.0 million on real estate and debt investments, including discontinued operations. The real estate assets were impaired as the assets were sold, or we explored the possible disposition of the assets, and determined that the current market prices for the assets were below their carrying value. We also recorded a loan loss on a note receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. We adjusted the $55.3 million aggregate carrying value of these assets to their estimated aggregate fair value of $29.3 million.

Subsequent to Quarter End Highlights

-	We sold three unencumbered multi-tenant office properties to unaffiliated third parties for an aggregate disposition price of $69.7 million.

-	We satisfied $29.8 million in non-recourse mortgage debt on three properties scheduled to mature in 2010.

-	We executed a contract to fund the construction of a 672,000 square foot industrial facility in Shelby, North Carolina for approximately $24.0 million.

-
We received notification that the tenant in the Farmington Hills, Michigan property exercised its termination option. The lease, which was scheduled to expire on December 31, 2016 and provides for current annual GAAP base rents of approximately $2.4 million, now expires December 31, 2011. The tenant paid $6.8 million as a termination payment, which is held in escrow by the non-recourse mortgage lender.

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

We attempt to effectively manage our balance sheet in order to accretively reduce leverage through cash flow management of our tenant leases, maintaining occupancy, pursuing and executing well on property dispositions, recycling of capital and accessing the capital markets when opportunities arise. During the six months ended June 30, 2010 we, (1) issued $115.0 million of 6.00% Convertible Guaranteed Notes which generated $111.3 million of net proceeds, (2) raised $5.0 million from sales of common shares under our direct share purchase plan, (3) raised $70.7 million in a common share offering and (4) raised approximately $48.5 million, before closing costs, by financing three properties. These proceeds were primarily used to retire indebtedness encumbering our properties and corporate level debt. As of June 30, 2010, we have approximately $175.0 million of borrowing capacity under our revolving credit facility less $7.5 million in outstanding letters of credit. Also, we have an accordion feature in our credit facility, which can be exercised, at lender’s approval, by providing additional properties as collateral for the borrowing base, thereby increasing the revolving portion of the facility up to $335.0 million.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of June 30, 2010, we had $71.5 million of property specific non-recourse mortgage debt maturing during the remainder of 2010. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($102.0 million), current borrowing capacity on our revolving credit facility ($167.5 million), which expires in 2011, but can be extended by us to 2012, and future cash flow from operations. In July 2010, we repaid $29.8 million of non-recourse mortgage debt that was scheduled to mature in 2010.

The mortgages encumbering our properties are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $72.4 million for the six months ended June 30, 2010 from $84.8 million for the six months ended June 30, 2009. The decrease is primarily related to the sales of properties during 2010 and 2009 and an increase in vacancies in 2010. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash (used in) provided by investing activities totaled ($52.3) million and $85.6 million during the six months ended June 30, 2010 and 2009, respectively. Cash used in investing activities related primarily to investments in real estate properties and notes receivable, an increase in leasing costs and an increase in escrow deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal receipts on notes receivable, return of advances to non-consolidated entities, net of investment and a decrease in escrow deposits. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $28.0 million and ($189.6) million during the six months ended  June 30, 2010 and 2009, respectively. Cash provided by financing activities related primarily to proceeds from term loans and convertible notes, borrowings on the revolving credit facility, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments, principal payments on debt, repayment on the revolving credit facility, increase in financing costs, forward equity commitment payments and debt amortization payments.

Dividends. Dividends paid to our common and preferred shareholders increased to $38.0 million in the six months ended June 30, 2010, compared to $33.1 million in the six months ended June 30, 2009. We reduced our quarterly common dividend paid in 2010 to $0.10 per common share compared to $0.18 per common share per quarter paid in 2009; however, the $0.18 per common share paid per quarter in 2009 was payable 90% in common shares and 10% in cash for dividends paid in the second, third and fourth quarters. We resumed paying the dividend 100% in cash in 2010.

UPREIT Structure. As of June 30, 2010, there were 4.7 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $31.6 million based on the closing price of $6.01 per common share on June 30, 2010 and a redemption factor of approximately 1.13.

Financings. During the second quarter of 2010, we obtained a $9.0 million, non-recourse mortgage loan on our Greenville, South Carolina property net leased to Canal Insurance Company. The 5.50% fixed rate loan is interest only and matures in January 2015. In addition, we obtained a $37.0 million non-recourse mortgage loan on our Salt Lake City, Utah property net leased to the University of Utah. The 5.53% fixed rate loan matures simultaneously with the expiration of the lease term in the fall of 2028.

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

On February 13, 2009, we entered into a secured credit facility with KeyBank N.A., as agent, consisting of a term loan portion and a revolving loan portion. The secured credit facility bears interest at 285 basis points over LIBOR and matures in February 2011 but can be extended to February 2012 at our option. During the second quarter of 2010, we amended the loan agreement, which increased the availability under the revolving loan portion of the secured credit facility from $150.0 million to $175.0 million. As amended, with the consent of the lenders, we can increase the size of the revolving loan portion of the secured credit facility up to $335.0 million by adding additional properties to the borrowing base and the term loan portion may not be increased. The secured credit facility is currently secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 76 properties. As of June 30, 2010, $80.0 million was outstanding on the term loan portion, no amounts were outstanding under the revolving loan portion, and we were in compliance with the covenants contained in the loan agreement.

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the six months ended June 30, 2010, we repurchased $25.5 million original principal amount of these notes. As of June 30, 2010, $62.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes was outstanding.

Results of Operations

Three months ended June 30, 2010 compared with June 30, 2009. The decrease in total gross revenues in 2010 of $7.6 million is primarily attributable to a decrease in rental revenue and tenant reimbursements due to an increase in tenant vacancies.

The decrease in interest and amortization expense of $0.7 million is due to our deleveraging.

Depreciation and amortization decreased $1.2 million, primarily due to the full amortization of lease intangibles. Intangible assets are amortized over a shorter period of time (generally the lease term) than are real estate assets.

The decrease in debt satisfaction gains (charges), net of $7.3 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

The decrease in property operating expense of $1.4 million is primarily due to a decrease in operating expenses at some of our multi-tenant properties.

General and administrative expense decreased $1.3 million primarily due to a decrease in professional fees and personnel costs.

Non-operating income increased $1.4 million, which is primarily attributable to interest earned on investments made during 2010.

The decrease in the change in value of our forward equity commitment of $5.8 million was primarily a reflection of the decrease in our common share price.

The impairment charges and loan losses of $8.0 million during 2010 are due to $4.0 million of impairment charges on two properties as a result of triggering events, including operational considerations, with respect to the properties. We recognized a loan loss of $3.8 million on a note receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. In addition, we recognized an other-than-temporary impairment of $0.2 million on a bond investment.

Equity in earnings (losses) of non-consolidated entities was earnings of $5.4 million in 2010 compared to a loss of ($83.2) million in 2009. The reason for the fluctuation between periods is primarily due to a ($89.0) million loss recognized on our investment in Lex-Win Concord LLC during 2009.

Discontinued operations represent properties sold or held for sale. The increase in total discontinued operations loss of $18.8 million is primarily due to an increase in impairment charges of $18.0 million and a decrease in gains on sales of properties of $3.1 million, offset by an increase in income from discontinued operations of $0.9 million and a decrease in debt satisfaction charges of $1.4 million.

Net (income) loss attributable to noncontrolling interests increased by $6.3 million primarily due to the noncontrolling interests’ share ($6.4 million) of an impairment charge taken in 2010.

Net loss attributable to common shareholders in 2010 was ($30.4) million compared to ($90.5) million in 2009. The decrease of $60.1 million is due to the items discussed above and a decrease in preferred dividends of $7.0 million.

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

Six months ended June 30, 2010 compared with June 30, 2009. The decrease in total gross revenues in 2010 of $11.9 million is primarily attributable to a decrease in rental revenue and tenant reimbursements due to an increase in tenant vacancies.

The decrease in interest and amortization expense of $1.7 million is due to our deleveraging.

Depreciation and amortization decreased $1.6 million, primarily due to the full amortization of lease intangibles. Intangible assets are amortized over a shorter period of time (generally the lease term) than are real estate assets.

The decrease in debt satisfaction gains (charges), net of $14.5 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

The decrease in property operating expense of $0.9 million is primarily due to decrease in operating expenses at some of our multi-tenant properties.

General and administrative expense decreased $1.9 million primarily due to a decrease in professional fees.

Non-operating income decreased $0.5 million, which is primarily attributable to $2.5 million of income recognized with the acquisition of land as part of tenant’s lease surrender obligation during 2009 offset primarily by $1.9 million in interest earned on investments made during 2010.

The increase in the change in value of our forward equity commitment of $4.9 million was primarily a reflection of the increase in our common share price.

The change in impairment charges and loan losses was $27.5 million. During 2010, we recorded $24.6 million in impairment charges on five properties as a result of triggering events, including operational considerations, with respect to the properties. We recognized a loan loss of $3.8 million on a note receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. In addition, we recognized an other-than-temporary impairment of $0.2 million on a bond investment. During 2009, we recognized $1.1 million of loan losses on two notes receivable that were sold below their carrying value.

Equity in earnings (losses) of non-consolidated entities was earnings of $10.6 million in 2010 compared to a loss of ($130.3) million in 2009. The reason for the fluctuation between periods is primarily due to a ($135.8) million loss recognized on our investment in Lex-Win Concord LLC during 2009.

Discontinued operations represent properties sold or held for sale. The increase in total discontinued operations loss of $16.2 million primarily due to an increase in impairment charges of $15.9 million and a decrease in gains on sales of properties of $5.8 million offset by an increase in debt satisfaction gains (charges), net of $4.8 million and a decrease in loss from discontinued operations of $0.7 million.

The change of $10.0 million in net (income) loss attributable to noncontrolling interests is primarily due to the noncontrolling interests’ share ($9.5 million) of impairment charges taken in 2010.

Net loss attributable to common shareholders in 2010 was ($63.4) million compared to ($162.2) million in 2009. The decrease of $98.8 million is due to the items discussed above and a decrease in preferred dividends of $7.4 million.

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of June 30, 2010, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Lex-Win Concord LLC and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender’s sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $7.5 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate and fixed rate debt. Our consolidated variable rate indebtedness was approximately $80.0 million and $200.0 million as of June 30, 2010 and 2009, respectively, which represented 3.9% and 9.0% of total long-term indebtedness, respectively. During the three months ended June 30, 2010 and 2009, our variable rate indebtedness had a weighted average interest rate of 3.1% and 3.3%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2010 and 2009 would have been increased by approximately $0.2 million and $0.5 million, respectively. During the six months ended June 30, 2010 and 2009, our variable rate indebtedness had a weighted average interest rate of 3.1% and 3.2%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2010 and 2009 would have been increased by approximately $0.6 million and $1.0 million, respectively. As of June 30, 2010 and 2009, our consolidated fixed rate debt was approximately $2.0 billion, which represented 96.1% and 91.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of June 30, 2010 and are indicative of the interest rate environment as of June 30, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.7 billion as of June 30, 2010.

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

We answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, we and the plaintiffs filed motions for summary judgment and related opposing and supporting motions.

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

On December 21, 2009, the applicable parties and certain of their affiliates entered into a settlement agreement to resolve the action, which would provide for, among other things, (1) no obligation on any of the parties to make additional contributions to Concord, (2) the allocation of distributions equally among Inland Concord, WRT Realty L.P., which we refer to as Winthrop, and us and (3) the formation of a new entity to be owned by subsidiaries of Inland Concord, Winthrop and us which, under certain circumstances, would contribute assets to Concord Real Estate CDO 2006-1, LTD, which we refer to as CDO-1. The effectiveness of the settlement agreement is conditioned on, among other things, the ability of certain CDO-1 bonds held by a subsidiary of Concord to be cancelled. Following a victory in Delaware Chancery Court against the trustee for the bonds regarding their cancellation, the trustee appealed the lower court opinion and the bonds have yet to be cancelled.

Since we reduced our investment to zero during the year ended December 31, 2009, we no longer believe this litigation is material to us. If future circumstances warrant, we will make additional disclosures.

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court)

On June 24, 2009, Newkirk Skoob L.P., a wholly-owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), or Elsevier, the former tenant in our Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration. The complaint was amended to add certain claims and the answer was amended to add certain defenses. Trial was set for April 2011.

In October, 2009, Elsevier paid a portion of past due rent, but a rent balance of $0.9 million (not including default interest) remained unpaid. Subsequent to June 30, 2010, a settlement agreement was executed and we received $1.9 million.

Experian Information Solutions, Inc. v. Lexington Allen L.P. and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144)

On March 30, 2010, Experian Information Solutions, Inc. (“Experian”) filed a complaint against Lexington Allen L.P., a wholly-owned subsidiary of Net Lease Strategic Assets Fund L.P., which we refer to as NLS, and us for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord property), promissory estoppel and quantum meruit, in connection with the alleged failure of Lexington Allen L.P. to fund up to $5.9 million of tenant improvements. We were named as a defendant under an “alter-ego” theory. On May 5, 2010, we filed a motion to dismiss the complaint. On May 21, 2010, Experian filed an amended complaint and an opposition to our motion to dismiss, on June 7, 2010, we filed another motion to dismiss and on June 24, 2010, Experian filed an opposition to our motion to dismiss. Discovery requests have been exchanged. We believe, after consultation with counsel, meritorious defenses to these claims exist and intend to vigorously defend the claims against us.

The partnership agreement for NLS provides that NLS must indemnify us for its costs in connection with these claims.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 1, 2010.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2010 under our common share/operating partnership unit repurchase authorization approved by our Board of Trustees.

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs

April 1 - 30, 2010	-	$-	-	1,056,731
May 1 - 31, 2010	-	$-	-	1,056,731
June 1 – 30, 2010	-	$-	-	1,056,731
Second quarter 2010	-	$-	-	1,056,731

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description

3.1	—
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

10.16	—	First Amendment to Credit Agreement, dated June 29, 2010 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 2, 2010) (1)
10.17	—
Master Terms and Conditions for Issuer Forward Transactions between the Company and Citigroup Financial Products Inc., effective as of October 28, 2008 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 6, 2008 (the “11/06/08 8-K”))(1)

10.18	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and Net 3 Acquisition L.P. (“Net 3”) and the Company (filed as Exhibit 99.4)(1)
10.19	—
Letter Agreement among the Company (as successor to Newkirk), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.20	—
Amendment to the Letter Agreement among Newkirk, Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.21	—
Amended and Restated Ownership Limit Waiver Agreement, dated as of October 28, 2008, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.2 to the 11/06/08 8-K)(1)

10.22	—	Amendment No. 1 to Amended and Restated Ownership Limit Waiver Agreement, dated as of April 21, 2009, between the Company and Vornado Realty L.P. (filed as Exhibit 10.4 to the 4/27/09 8-K)(1)
10.23	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.24	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.25	—
Registration Rights Agreement, dated as of January 29, 2007, among the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.26	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.27	—
Second Amendment and Restated Limited Partnership Agreement of Net Lease Strategic Assets fund L.P. (“NLSAF”), dated as of February 20, 2008, among LMLP GP LLC, the Company (as successor to the MLP) Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008) (1)

10.28	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: August 6, 2010                                                                             By: /s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

Date: August 6, 2010                                                                             By: /s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer