Form 10-Q
period 2010-09-30
LEXINGTON REALTY TRUST
filed 2010-11-05
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date:134,650,918 common shares, par value $0.0001 per share on November 2, 2010.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Unaudited and in thousands, except share and per share data)

	2010	2009
Assets:
Real estate, at cost	$3,417,177	$3,552,806
Less: accumulated depreciation and amortization	605,741	537,406
	2,811,436	3,015,400
Intangible assets, net	212,853	267,161
Cash and cash equivalents	59,277	53,865
Restricted cash	33,166	21,519
Investment in and advances to non-consolidated entities	70,353	55,985
Deferred expenses, net	38,978	38,245
Loans receivable, net	93,409	60,567
Rent receivable – current	7,831	11,463
Rent receivable – deferred	3,802	12,529
Other assets	54,024	43,111
Total assets	$3,385,129	$3,579,845

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,619,027	$1,857,909
Exchangeable notes payable	61,272	85,709
Convertible notes payable	102,726	--
Trust preferred securities	129,120	129,120
Contract right payable	14,397	15,252
Dividends payable	19,651	18,412
Accounts payable and other liabilities	44,840	43,629
Accrued interest payable	8,804	11,068
Deferred revenue - below market leases, net	98,880	107,535
Prepaid rent	15,918	13,975
	2,114,635	2,282,609
Commitments and contingencies

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $104,760; 2,095,200 shares issued and outstanding	101,778	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 134,330,111 and 121,943,258 shares issued
and outstanding in 2010 and 2009, respectively	13	12
Additional paid-in-capital	1,846,958	1,750,979
Accumulated distributions in excess of net income	(974,236)	(870,862)
Accumulated other comprehensive income (loss)	(934)	673
Total shareholders’ equity	1,199,668	1,208,669
Noncontrolling interests	70,826	88,567
Total equity	1,270,494	1,297,236
Total liabilities and equity	$3,385,129	$3,579,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2010 and 2009
 (Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross revenues:
Rental	$79,484	$81,574	$233,986	$245,280
Advisory and incentive fees	254	388	869	1,434
Tenant reimbursements	8,077	9,989	25,676	29,317
Total gross revenues	87,815	91,951	260,531	276,031

Expense applicable to revenues:
Depreciation and amortization	(41,165)	(42,198)	(124,497)	(127,033)
Property operating	(17,418)	(19,458)	(54,331)	(57,336)
General and administrative	(4,886)	(5,051)	(15,810)	(17,822)
Non-operating income	2,934	1,304	7,982	6,877
Interest and amortization expense	(30,958)	(31,875)	(94,453)	(97,038)
Debt satisfaction gains (charges), net	(11)	3,152	(773)	16,868
Change in value of forward equity commitment	4,940	7,031	5,400	2,596
Impairment charges and loan losses	--	(491)	(16,354)	(1,576)

Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	1,251	4,365	(32,305)	1,567
Provision for income taxes	(451)	(658)	(1,697)	(1,649)
Equity in earnings (losses) of non-consolidated entities	5,459	(525)	16,066	(130,813)
Income (loss) from continuing operations	6,259	3,182	(17,936)	(130,895)

Discontinued operations:
Income (loss) from discontinued operations	147	(2,083)	(932)	(3,479)
Provision for income taxes	--	(6)	(14)	(70)
Debt satisfaction gains, net	--	6,006	3,385	4,607
Gains on sales of properties	2,025	--	2,523	6,280
Impairment charges	(1,091)	(29,230)	(38,713)	(38,787)
Total discontinued operations	1,081	(25,313)	(33,751)	(31,449)
Net income (loss)	7,340	(22,131)	(51,687)	(162,344)
Less net (income) loss attributable to noncontrolling interests	(1,006)	2	7,153	(1,841)
Net income (loss) attributable to Lexington Realty Trust shareholders	6,334	(22,129)	(44,534)	(164,185)
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(4,770)	(4,770)
Dividends attributable to preferred shares – Series C	(1,702)	(1,702)	(5,107)	(5,516)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)	(8,777)	(8,777)
Dividends attributable to non-vested common shares	(58)	(127)	(181)	(385)
Conversion dividend – Series C	--	--	--	(6,994)
Net income (loss) attributable to common shareholders	$58	$(28,474)	$(63,369)	$(190,627)

Income (loss) per common share–basic and diluted:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.28)	$(1.51)
Income (loss) from discontinued operations	0.01	(0.22)	(0.21)	(0.30)
Net income (loss) attributable to common shareholders	$0.00	$(0.25)	$(0.49)	$(1.81)

Weighted average common shares outstanding–basic and diluted	133,713,505	112,217,415	129,487,281	105,490,039

Amounts attributable to common shareholders:
Loss from continuing operations	$(1,290)	$(3,243)	$(36,244)	$(158,833)
Income (loss) from discontinued operations	1,348	(25,231)	(27,125)	(31,794)
Net income (loss) attributable to common shareholders	$58	$(28,474)	$(63,369)	$(190,627)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and nine months ended September 30, 2010 and 2009
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Net income (loss)	$7,340	$(22,131)	$(51,687)	$(162,344)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	--	55	(740)	(9)
Change in unrealized loss on interest rate swap, net	(145)	(208)	(867)	1,292
Change in unrealized loss from non-consolidated entities, net	--	--	--	26,174
Other comprehensive income (loss)	(145)	(153)	(1,607)	27,457
Comprehensive income (loss)	7,195	(22,284)	(53,294)	(134,887)
Comprehensive (income) loss attributable to noncontrolling interests	(1,006)	2	7,153	(1,841)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$6,189	$(22,282)	$(46,141)	$(136,728)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine months ended September 30, 2010 and 2009
(Unaudited and in thousands, except share amounts)

Nine Months ended September 30, 2010		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2009	$1,297,236	$327,867	$12	$1,750,979	$(870,862)	$673	$88,567
Contributions from noncontrolling interests	883	--	--	--	--	--	883
Redemption of noncontrolling OP units for common shares	--	--	--	1,897	--	--	(1,897)
Transfer of noncontrolling interest	(1,957)	--	--	--	--	--	(1,957)
Issuance of Convertible Notes	13,134	--	--	13,134	--	--	--
Issuance of common shares, net	80,949	--	1	80,948	--	--	--
Dividends/distributions	(66,457)	--	--	--	(58,840)	--	(7,617)
Comprehensive loss:
Net loss	(51,687)	--	--	--	(44,534)	--	(7,153)
Other comprehensive loss:
Change in unrealized gain on foreign currency translation, net	(740)	--	--	--	--	(740)	--
Change in unrealized loss on interest rate swap, net	(867)	--	--	--	--	(867)	--
Other comprehensive loss	(1,607)
Comprehensive loss	(53,294)
Balance September 30, 2010	$1,270,494	$327,867	$13	$1,846,958	$(974,236)	$(934)	$70,826

Nine Months ended September 30, 2009		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2008	$1,501,071	$352,306	$10	$1,638,540	$(569,131)	$(15,650)	$94,996
Effect of adoption of new accounting pronouncement by non-consolidated entity	--	--	--	--	11,647	(11,647)	--
Contributions from noncontrolling interests	1,554	--	--	--	--	--	1,554
Redemption of noncontrolling OP units for common shares	--	--	--	1,227	--	--	(1,227)
Issuance of common shares, net	18,637	--	1	18,636	--	--	--
Dividends/distributions	(28,038)	--	1	33,962	(58,924)	--	(3,077)
Conversion—Series C	--	(24,439)	--	31,433	(6,994)	--	--
Comprehensive income (loss):
Net income (loss)	(162,344)	--	--	--	(164,185)	--	1,841
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation	(9)	--	--	--	--	(9)	--
Change in unrealized loss on interest rate swap, net	1,292	--	--	--	--	1,292	--
Change in unrealized loss from non-consolidated entities, net	26,174	--	--	--	--	26,174	--
Other comprehensive income (loss)	27,457
Comprehensive income (loss)	(134,887)
Balance September 30, 2009	$1,358,337	$327,867	$12	$1,723,798	$(787,587)	$160	$94,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2010 and 2009
(Unaudited and in thousands)

	2010	2009

Net cash provided by operating activities:	$112,880	$123,600

Cash flows from investing activities:
Investment in real estate, including intangible assets	(26,012)	(24,822)
Net proceeds from sale of properties	71,572	90,842
Proceeds from sale of debt securities	--	9,451
Principal payments received on loans receivable	3,767	12,131
Investment in loans receivable	(37,564)	--
Distributions from non-consolidated entities in excess of accumulated earnings	1,356	5,859
Investment in and advances to/from non-consolidated entities	(2,610)	4,765
Increase in deferred leasing costs	(3,183)	(7,368)
Change in escrow deposits and restricted cash	(11,647)	7,071
Real estate deposits	(1,138)	--
Net cash (used in) provided by investing activities	(5,459)	97,929

Cash flows from financing activities:
Dividends to common and preferred shareholders	(57,601)	(41,314)
Repurchase of exchangeable notes	(25,493)	(84,219)
Proceeds from convertible notes	115,000	--
Principal amortization payments	(27,844)	(33,430)
Principal payments on debt, excluding normal amortization	(243,792)	(261,156)
Change in revolving credit facility borrowing, net	11,772	5,000
Proceeds from term loans	--	165,000
Increase in deferred financing costs	(5,615)	(5,264)
Proceeds of mortgages and notes payable	59,769	11,540
Swap termination costs	--	(366)
Contributions from noncontrolling interests	883	1,554
Cash distributions to noncontrolling interests	(7,617)	(3,077)
Receipts (payments) on forward equity commitment, net	1,107	(2,231)
Issuance of common shares, net	75,695	15,101
Dividend reinvestment plan proceeds	1,727	--
Net cash used in financing activities	(102,009)	(232,862)

Change in cash and cash equivalents	5,412	(11,333)
Cash and cash equivalents, at beginning of period	53,865	67,798
Cash and cash equivalents, at end of period	$59,277	$56,465

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010 and 2009
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately net-leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net-lease area. As of September 30, 2010, the Company owned or had interests in approximately 195 consolidated properties in 40 states. The real properties owned by the Company are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company is responsible for certain operating expenses.

The Company believes it has qualified as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). Accordingly, the Company will not be subject to federal income tax, provided that distributions to its shareholders equal at least the amount of its REIT taxable income as defined under the Code. The Company is permitted to participate in certain activities in order to maintain its qualification as a REIT, so long as these activities are conducted in entities which elect to be treated as taxable REIT subsidiaries (“TRS”) under the Code. As such, the TRS will be subject to federal income taxes on the income from these activities.

The Company conducts its operations either directly or indirectly through operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or through a wholly owned TRS.

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

The Company determined that a wholly owned entity which owns an office building in Greenville, South Carolina is a VIE as the entity’s obligation to absorb losses is protected. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not for less than $10,710 and not for greater than $11,550. If the tenant does not exercise the purchase option, the Company has the right to require the tenant to purchase the property for $10,710.

The Company had a loan which was made to a VIE, Camfex Associates Limited Partnership (“Camfex”). The Company determined that it was the primary beneficiary of the VIE and, accordingly, consolidated Camfex in its financial statements. Camfex owned two multi-tenanted office buildings in California and had outstanding third-party mortgage debt. In January 2010, one property was sold to its tenant/lender. During the first quarter of 2010, the Company took a deed in lieu of foreclosure on the second property and satisfied the third-party mortgage debt; thus Camfex was no longer a VIE of the Company. As of December 31, 2009, the aggregate assets of Camfex that could only be used to settle the obligations of the VIE were $37,808. These assets were primarily classified in real estate in the Company’s Condensed Consolidated Balance Sheet. As of December 31, 2009, the aggregate liabilities of Camfex were $24,455 and were primarily classified in mortgage notes payable in the Company’s Condensed Consolidated Balance Sheet. Neither creditors nor noncontrolling equity investors of the VIE have any recourse to the general credit of the Company.

Non-Consolidated Variable Interest Entities. At September 30, 2010 and December 31, 2009, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities.  The Company determined Concord Debt Holdings LLC and related entities are VIEs. The Company’s carrying value of these investments is zero and the Company has no obligation to fund future operations. (see note 9). The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs.  The Company is obligated to fund certain amounts as discussed in note 15.   During the second quarter of 2010, the Company determined that its subsidiary entity, which owns the Salt Lake City, Utah property, is a VIE as a result of a lease amendment entered into during the quarter. The lease amendment provided that the building lease is coterminous with the ground lease and are both with the same party.  The Company determined that it was not the primary beneficiary of the VIE as it no longer has a controlling financial interest in the entity. However, in accordance with GAAP, the Company has not derecognized the real estate associated with the entity as a sale has not been consummated. As a result, the approximate $25,000 of real estate and $36,700 related non-recourse mortgage loan are included in the Company’s Condensed Consolidated Balance Sheet at September 30, 2010.

Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management’s best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

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

Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. In those instances in which the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease.  Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period.

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

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate and the Company expects to receive less than 50% of the residual profits, the Company reflects such investment as part of investments in and advances to non-consolidated entities. In these cases, the loan receivable is treated as preference capital in the hypothetical joint venture rather than a loan receivable and no interest income is recorded.

Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging ("Topic 815"). In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset if fair value is positive, or as a liability if fair value is negative. The interest rate swap is designated as a cash flow hedge whereby the effective portion of the swap's change in fair value is reported as a component of other comprehensive income (loss); the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less from the date of purchase to be cash equivalents.

Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the Company’s tenants are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company may be required to satisfy any such obligations, should they exist. In addition, the Company as the owner of such properties may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2010, the Company was not aware of any environmental matter relating to any of its assets that would have a material impact on the financial statements.

Reclassifications. Certain amounts included in the 2009 financial statements have been reclassified to conform to the 2010 presentation.

Recently Issued Accounting Guidance.  In July 2010, the FASB issued guidance that will significantly expand the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The disclosures as of the end of the reporting period (such as accounting policies, ending balances of allowance for credit losses and credit quality indicators) are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period (such as modifications and roll forward of allowance for credit losses) are effective for interim and annual reporting periods beginning on or after December 15, 2010.  Management has determined that the guidance will not have a material impact on the Company’s financial position, results of operations or cash flows.

(3)	Earnings Per Share

The Company’s non-vested share-based payment awards are considered participating securities, and as such, the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
BASIC AND DILUTED

Loss from continuing operations attributable to common shareholders	$(1,290)	$(3,243)	$(36,244)	$(158,833)
Income (loss) from discontinued operations attributable to common shareholders	1,348	(25,231)	(27,125)	(31,794)
Net income (loss) attributable to common shareholders	$58	$(28,474)	$(63,369)	$(190,627)

Weighted average number of common shares outstanding	133,713,505	112,217,415	129,487,281	105,490,039

Income (loss) per common share:
Loss from continuing operations	$(0.01)	$(0.03)	$(0.28)	$(1.51)
Income (loss) from discontinued operations	0.01	(0.22)	(0.21)	(0.30)
Net income (loss) attributable to common shareholders	$0.00	$(0.25)	$(0.49)	$(1.81)

For per common share amounts all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During the second quarter of 2009, 503,100 Series C Cumulative Convertible Preferred Shares were converted into 2,955,368 common shares. In accordance with GAAP, the difference between the fair value of the securities transferred over the fair value of the securities issuable pursuant to the original conversion terms constitutes a deemed dividend, even though the conversion is for equivalent fair values and is dilutive to the common shareholders. Accordingly, the deemed dividend has been deducted from net loss attributable to Lexington Realty Trust shareholders to arrive at net loss attributable to common shareholders for the nine months ended September 30, 2009.

(4)	Investments in Real Estate and Intangibles

In February 2010, the Company purchased an adjacent land parcel and parking lot in a sale/leaseback transaction with an existing tenant, Nevada Power Company, which leases a property owned by the Company in Las Vegas, Nevada. The purchase price was $3,275, a portion of which was financed with a $2,450 non-recourse mortgage note that matures in September 2014 and bears interest at 7.5%. In connection with the transaction, the Nevada Power Company’s lease on the Company’s existing property was extended from January 2014 to January 2029.

During the first quarter of 2009, the Company acquired the remainder interests in land in Long Beach, California in connection with a tenant’s lease surrender obligations for an estimated fair value of approximately $2,500 and recorded it as non-operating income, of which $1,125 was attributable to a noncontrolling interest in the property.

(5)	Sales of Real Estate and Discontinued Operations

During the nine months ended September 30, 2010, the Company sold nine properties to unrelated third parties for an aggregate gross disposition price of $112,027, which includes the assumption of $38,101 of non-recourse mortgage debt. The Company recognized an aggregate gain on sale of properties of $2,523 and debt satisfaction gains of $3,808 as a result of these sales during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company sold eight properties to unrelated third parties for an aggregate gross sales price of $87,565, which resulted in an aggregate gain of $6,280 and debt satisfaction gains, net of $4,607. As of September 30, 2010, the Company had no properties classified as held for sale. (See note 10).

The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Total gross revenues	$433	$5,373	$4,621	$22,209
Pre-tax income (loss), including gains on sale	$1,081	$(25,307)	$(33,737)	$(31,379)

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

The Company assesses on a regular basis whether there are any indicators that the value of any Company asset has become impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property and tenant financial instability. If an asset is determined to be impaired, the Company reduces the asset’s carrying value to its estimated fair value. During the nine months ended September 30, 2010 and 2009, the Company recognized $55,067 and $40,363, respectively, of impairment charges and loan losses, including amounts in discontinued operations, relating to real estate assets and certain loan assets as follows:

•
During the nine months ended September 30, 2010, the Company recognized aggregate impairment charges of $12,430 on four real estate assets, classified in continuing operations. The Company factored the possible disposition of these properties into its evaluation and determined that the current market prices for these assets were below their carrying values, which were determined not to be recoverable. The real estate assets are non-core retail or vacant properties. These assets had an aggregate carrying value of $21,148 and were written down to their estimated fair value of $8,718.

•
The Company recognized impairments of $38,713 and $38,787 during the nine months ended September 30, 2010 and 2009, respectively, on real estate assets that were sold or were anticipated to be sold below their carrying value.

•
During the second quarter of 2010, the Company recorded a $3,756 loan loss on a loan receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. In addition, the Company recognized an other-than-temporary impairment of $168 on a bond investment.

•
During the first quarter of 2009, the Company agreed to the discounted payoff of two loans receivable with an aggregate carrying value of $4,950. The Company wrote the loans receivable down to the aggregate agreed upon discounted payoff amount of $3,865, which approximated fair value, and recognized a loan loss of $1,085. In addition, the Company sold investments in debt securities for $9,451 during the three months ended September 30, 2009 and realized a loss of $491.

The Company recorded aggregate other-than-temporary impairments of $68,213 on its investment in Lex-Win Concord LLC during the six months ended June 30, 2009, reducing the carrying value of the Company’s investment to zero at June 30, 2009. In addition, the Company recorded an impairment charge of $6,480 on its investment in a non-consolidated hotel real estate joint venture acquired in the merger with Newkirk Realty Trust (“Newkirk”) during the third quarter of 2009 due to the expiration of the net-lease on the hotel.

(7)	Loans Receivable

As of September 30, 2010 and December 31, 2009, the Company’s loans receivable, including accrued interest and net of origination fees and loan losses, are comprised primarily of first and second mortgage loans on real estate aggregating $93,409 and $60,567, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 16.0% and mature at various dates between 2010 and 2022.

During the nine months ended September 30, 2010, the Company:

- funded a 15%, $13,640 mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which matures January 15, 2012 but can be extended one additional year by the borrower for a 50 basis point fee. The property is net leased to Career Education Corporation from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition, the Company is obligated to lend an additional $4,894 over the two-year term of the mortgage upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the Company will become obligated to lend an additional $12,199 for tenant improvement costs; and

- made a $17,000 loan to entities which own five medical facilities, which are primarily subject to net leases. The loan is (i) guaranteed by a parent entity and principal, (ii) principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the five medical facilities, (iii) matures in December 2011 and (iv) requires payments of interest only at a rate of 14% through February 2011 and 16% thereafter.

(8)	Fair Value Measurements

The following table presents the Company’s assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance September 30, 2010	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$24,434	$--	$24,434	$--

Interest rate swap liability	$(6,107)	$--	$(6,107)	$--

Impaired real estate assets*	$8,594	$--	$--	$8,594

Impaired loan asset *	$6,860	$--	$--	$6,860

*Represents a non-recurring fair value measurement. See note 6 regarding impairments and loan losses.

The following table presents the Company’s assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance December 31, 2009	Fair Value Measurements Using
Description		(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$20,141	$--	$20,141	$--

Interest rate swap liability	$(5,240)	$--	$(5,240)	$--

Impaired real estate assets*	$36,658	$--	$--	$36,658

*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$93,409	$80,603	$60,567	$44,092

Liabilities
Debt	$1,926,542	$1,744,126	$2,087,990	$1,748,617

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but also on other observable inputs.

The majority of the inputs used to value the Company’s interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. As of September 30, 2010 and December 31, 2009, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

The Company estimates the fair value of its real estate assets by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinion of value, recent sales data for similar real estate assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

Fair values cannot be determined with precision, may not be substantiated by comparison to quoted prices in active markets and may not be realized upon sale. Additionally, there are inherent uncertainties in any fair value measurement technique, and changes in the underlying assumptions used, including discount rates, liquidity risks and estimates of future cash flows, could significantly affect the fair value measurement amounts.

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value approximates carrying value due to the relatively short maturity of the instruments.

(9)	Investment in and Advances to Non-Consolidated Entities

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

The Company’s wholly owned TRS, Lexington Realty Advisors, Inc (“LRA”), has entered into a management agreement with NLS whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

The following is summary historical cost basis selected balance sheet data as of September 30, 2010 and December 31, 2009 and statement of operations data for the three and nine months ended September 30, 2010 and 2009 for NLS:

	9/30/10	12/31/09
Real estate, including intangibles, net	$649,964	$682,165
Cash, including restricted cash	10,029	10,586
Mortgages payable	303,913	312,273
Noncontrolling preferred interest	181,518	175,730
Partners’ capital	176,635	200,610

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009
Total gross revenues	$14,942	$13,955	$45,843	$44,700
Depreciation and amortization	(9,886)	(9,792)	(29,156)	(29,362)
Interest expense	(4,770)	(4,949)	(14,297)	(14,779)
Other expenses, net	(1,110)	(895)	(2,937)	(2,547)
Net loss	$(824)	$(1,681)	$(547)	$(1,988)

During the nine months ended September 30, 2010 and 2009, the Company recognized $14,478 and $7,601, respectively, of equity in income relating to NLS based upon the hypothetical liquidation book value method. The difference between the assets contributed to NLS and the fair value of the Company’s initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During each of the nine months ended September 30, 2010 and 2009, the Company recorded earnings of $2,727 related to this difference, which is included in equity in earnings (losses) of non-consolidated entities on the accompanying Condensed Consolidated Statements of Operations.

The Company loaned a NLS entity $7,614 in August 2010 to satisfy a non-recourse mortgage balloon payment. The short-term loan bears interest at 6.93% and is scheduled to mature in the fourth quarter of 2010.

Concord Debt Holdings LLC (“Concord”), Lex-Win Concord LLC (“Lex-Win Concord”) and CDH CDO LLC. On December 31, 2006 in connection with the merger with Newkirk, the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord. During 2008, a wholly-owned subsidiary of Inland America Real Estate Trust (“Inland Concord”) was admitted to Concord as a preferred member. During the six months ended June 30, 2009, the Company reduced its investment in Lex-Win Concord to zero.

During the third quarter of 2010, Concord was restructured upon the effectiveness of a settlement agreement with Inland Concord. As a result of the restructuring (i) Lex-Win Concord was dissolved, (ii) Concord is now owned equally by subsidiaries of the Company, Winthrop and Inland Concord and (iii) a new entity, CDH CDO LLC (“CDH CDO”), was created. The new entity purchased Concord Real Estate CDO 2006-1 LTD from Concord with funds contributed by Inland Concord. CDH CDO is also owned equally by subsidiaries of the Company, Winthrop and Inland Concord. The Company has made no additional contributions and it has not recognized any income or loss as a result of the restructuring. The Company’s investment in these ventures is valued at zero. The Company determined that Concord and CDH CDO are variable interest entities as the equity at risk is not sufficient to finance the entity’s activities; however, the Company is not the primary beneficiary as it does not have a controlling financial interest in either entity.

Other. The Company’s investment in and advances to non-consolidated entities includes an investment in a loan receivable (an acquisition, development and construction arrangement) where the Company anticipates that it will participate in residual profits through the loan provisions and other contracts. The Company is funding the construction of a 672,000 square foot industrial facility in Shelby, North Carolina.  As of September 30, 2010, the Company’s investment in the arrangement is $2,610. The Company has agreed to purchase the facility upon completion of construction and the commencement of a 20 year net-lease.

(10)	Mortgages and Notes Payable

During the third quarter of 2010, the Company obtained an $11,319 non-recourse mortgage loan on its North Berwick, Maine property leased to United Technologies Corporation.  The 3.56% fixed rate, fully amortizing mortgage loan matures in April 2019.

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

During the first quarter of 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature on January 15, 2030. The holders of the notes may require the Company to repurchase their notes on January 15, 2017, January 15, 2020 and January 15, 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 15, 2017, except to preserve its REIT status. The notes have an initial conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company’s election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning on January 15, 2029 and also upon the occurrence of specified events. As of September 30, 2010, the notes aggregate if-converted value exceeded the aggregate principal amount by $1,213. The notes had an outstanding liability balance of $102,726, net of a discount of $12,274 and a $13,134 equity component as of September 30, 2010. The notes had an initial aggregate discount of $13,566 which is being amortized as additional interest expense through January 2017. Coupon interest expense on the notes was $4,683 for the nine months ended September 30, 2010 and discount amortization on the notes was $1,292 for the nine months ended September 30, 2010. The notes had an effective interest rate of 8.0% for the nine months ended September 30, 2010.

On February 13, 2009, the Company entered into a secured credit facility with KeyBank N.A. (“KeyBank”), as agent, consisting of a term loan portion and a revolving loan portion. The secured credit facility bears interest at 285 basis points over LIBOR and matures in February 2011, but can be extended to February 2012 at the Company’s option. During 2010, the Company amended the loan agreement, which increased the availability under the secured credit facility from $150,000 to $220,000. The secured credit facility is currently secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 75 properties. The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the secured credit facility. As of September 30, 2010, the available additional borrowing under the secured credit facility was $201,228 less outstanding letters of credit of $6,909. The outstanding balance of the secured credit facility was $18,772 as of September 30, 2010. In addition, the Company fully repaid $164,348 in term loan borrowings under the secured credit facility during 2010. In connection with the refinancing and the subsequent increase in the availability under the facility, the Company has incurred aggregate financing costs of $5,738 and $4,977 as of September 30, 2010 and December 31, 2009, respectively, and recognized $247 in debt satisfaction charges during the nine months ended September 30, 2009. The secured credit facility is subject to financial covenants which the Company was in compliance with at September 30, 2010.

The Company has $25,000 and $35,551 secured term loans with KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. These secured term loans contain financial covenants which the Company was in compliance with as of September 30, 2010. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($6,107 at September 30, 2010). The debt is presented net of a discount of $5,696 ($2,432 at September 30, 2010). The discount is being amortized as additional interest expense over the term of the loans.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $19.49 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. The notes had an outstanding liability balance of $61,272 and $85,709, net of a discount of $878 and $1,941, as of September 30, 2010 and December 31, 2009, respectively. The notes had an equity component of $20,293 as of September 30, 2010 and December 31, 2009. The initial discount of $23,693 is being amortized as additional interest expense through January 2012, the first put date of the notes. Coupon interest expense on the notes was $2,657 and $6,360, respectively, for the nine months ended September 30, 2010 and 2009, and the discount amortization on the notes was $523 and $1,237, respectively, for the nine months ended September 30, 2010 and 2009. The notes had an effective interest rate of 7.0% for each of the nine months ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 and 2009, the Company repurchased $25,500 and $105,800, respectively, original principal amount of the notes for cash payments of $25,493 and $84,219, respectively. This resulted in gains (charges), net on debt extinguishment of ($760) and $17,200, respectively, including write-offs of $768 and $4,381, respectively, of the debt discount and deferred financing costs. As of September 30, 2010, $62,150 original principal amount of the notes was outstanding.

During the nine months ended September 30, 2010 and 2009, in connection with the satisfaction of mortgage notes, the Company incurred debt satisfaction charges of $436 and $85, respectively, including discontinued operations.

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,777 will be reclassified as an increase to interest expense.

As of September 30, 2010, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,551

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of September 30, 2010, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$28,458

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share under the Company’s common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retains the cash dividends paid on the common shares; however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third-party consultant determined the fair value of the equity commitment to be $24,434 and $20,141 at September 30, 2010 and December 31, 2009, respectively, and the Company recognized earnings during the nine months ended September 30, 2010 and 2009 of $5,400 and $2,596, respectively, primarily relating to the increase in the fair value of the common shares held as collateral.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010		As of December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(6,107)	Accounts Payable and Other Liabilities	$(5,240)

Derivatives not designated as hedging instruments
Forward Purchase Equity Commitment	Other Assets	$24,434	Other Assets	$20,141

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2010 and 2009.

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
	2010	2009		2010	2009

Interest Rate Swap	$(3,020)	$(521)	Interest expense	$2,153	$1,813

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative September 30,
		2010	2009

Forward Purchase Equity Commitment	Change in value of forward equity commitment	$5,400	$2,596

The change in value of the forward purchase equity commitment includes cash dividends received on common shares held by the counterparty.

The Company’s agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2010, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at September 30, 2010, it would have been required to settle its obligations under the agreements at the termination value of $6,537, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at September 30, 2010 was $4,024, net of prepayments.

(12)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2010 and 2009, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(13)	Equity

Shareholders’ Equity:

During the nine months ended September 30, 2010, the Company issued 11,659,148 common shares under its direct share purchase plan and through a public offering, raising net proceeds of approximately $75,695. During the nine months ended September 30, 2009, the Company issued 3,359,611 common shares under its direct share purchase plan, raising net proceeds of $15,960. The proceeds from these common share offerings were primarily used to retire indebtedness.

During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

The following represents the components of accumulated other comprehensive income (loss) as of:

	September 30, 2010	December 31, 2009
Unrealized gain on foreign currency translation	$--	$740
Unrealized loss on interest rate swap	(934)	(67)
Total accumulated other comprehensive income (loss)	$(934)	$673

During the nine months ended September 30, 2009, the Company’s Board of Trustees declared three quarterly common share dividends of $0.18 each to be paid in a combination of cash (10% in the aggregate) and common shares. On April 24, 2009, the Company issued 5,097,229 common shares and paid $1,819 in cash to satisfy the first quarter dividend. On July 30, 2009, the Company issued 4,333,183 common shares and paid $1,970 in cash to satisfy the second quarter dividend. On October 16, 2009, the Company issued 3,873,786 common shares and paid $2,110 in cash to satisfy the third quarter dividend.

In June 2009, the Company converted 503,100 of its Series C Cumulative Convertible Preferred Shares by issuing 2,955,368 common shares. The difference between the fair value of common shares issued and the fair value of common shares issuable pursuant to the original conversion terms is considered a deemed dividend and as such is recorded as a reduction in shareholders’ equity and as an increase to preferred dividends paid for calculating earnings per share, even though the conversion is for equivalent fair values.

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

During the nine months ended September 30, 2010 and 2009, 313,020 and 179,189 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $1,897 and $1,227, respectively.

As of September 30, 2010, there were approximately 4,473,500 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers (to) from Noncontrolling Interests
	Nine Months ended September 30,
	2010	2009

Net loss attributable to Lexington Realty Trust shareholders	$(44,534)	$(164,185)

Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,897	1,227
Change from net loss attributable to shareholders and transfers from noncontrolling interest	$(42,637)	$(162,958)

(14)	Related Party Transactions

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

During the second quarter of 2010, the Company executed a purchase and sale agreement to acquire, upon completion of construction and occupancy by the tenant, a 514,000 square foot industrial facility located in Byhalia, Mississippi for an anticipated cost of $27,500. The facility will be leased to ASICS America Corporation, with ASICS Corporation as guarantor, for a term of 15 years upon completion of construction, which is expected to occur in the second quarter of 2011.

During the third quarter of 2010, the Company executed a contract to fund the construction of a 672,000 square foot industrial facility located in Shelby, North Carolina for an estimated cost of approximately $24,000.  The Company intends to purchase the facility upon completion of construction and commencement of a 20 year net-lease to Clearwater Paper Corporation, which is expected to occur in the second quarter of 2011. The Company has variable interests in the developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest.

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

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court). On June 24, 2009, Newkirk Skoob L.P., a wholly owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), (“Elsevier,”) the former tenant in the Company’s Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration. The complaint was amended to add certain claims and the answer was amended to add certain defenses. Trial was set for April 2011.

In October, 2009, Elsevier paid a portion of past due rent, but a rent balance of $916 (not including default interest) remained unpaid. In August 2010, a settlement agreement was executed and the Company received $1,850.

Experian Information Solutions, Inc. v. Lexington Allen L.P, Lexington Allen Manager LLC and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144). On March 30, 2010, Experian Information Solutions, Inc. (“Experian”) filed a complaint against Lexington Allen L.P., a wholly owned subsidiary of NLS, and the Company for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord property), promissory estoppel and quantum meruit, in connection with the alleged failure of Lexington Allen L.P. to fund up to $5,854 of tenant improvements. The Company was named as a defendant under an “alter-ego” theory. On May 5, 2010, the Company filed a motion to dismiss the complaint, and on May 21, 2010, Experian filed an amended complaint, adding Lexington Allen Manager LLC as a defendant, and an opposition to the Company’s motion to dismiss. On June 7, 2010, the Company filed another motion to dismiss and on June 24, 2010, Experian filed an opposition to the Company’s motion to dismiss. The Company’s motion to dismiss was denied and the Company answered the amended complaint on October 22, 2010. Discovery requests have been exchanged, and a mediation is scheduled for November 5, 2010. On October 29, 2010, Experian filed a motion for summary judgment with respect to certain of its claims against Lexington Allen L.P. The Company believes, after consultation with counsel, meritorious defenses to these claims exist and intends to vigorously defend the claims against it.

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

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2009 options and 3.6 years for the 2008 options. The Company recognized $928 and $516 in compensation expense during the nine months ended September 30, 2010 and 2009, respectively, and has unrecognized compensation costs of $3,613 relating to the outstanding options as of September 30, 2010.

During the nine months ended September 30, 2010 and 2009, the Company recognized $2,583 and $2,539, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(17)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2010 and 2009, the Company paid $91,512 and $104,068, respectively, for interest and $1,375 and $2,319, respectively, for income taxes.

The Company’s property in Richmond, Virginia previously leased to Circuit City Stores, Inc., with a carrying value of $9,452, was conveyed to the mortgage lender through a foreclosure during the nine months ended September 30, 2009 in satisfaction of the $15,458 outstanding mortgage loan. The Company recorded a $6,006 gain on debt satisfaction as a result of the foreclosure.

(18)	Subsequent Events

Subsequent to September 30, 2010 and in addition to any events discussed elsewhere in the financial statements, the Company:

-	sold one vacant property for a gross purchase price of $6,100 to an unaffiliated third party; and

-	repaid an aggregate $38,905 of non-recourse mortgage debt and contract right payable on three properties.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2010 and 2009, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on March 1, 2010. Historical results may not be indicative of future performance.

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

As of September 30, 2010, we had ownership interests in approximately 195 consolidated real estate properties, located in 40 states and encompassing approximately 37.4 million square feet. We lease our properties to tenants in various industries, including finance/insurance, automotive, energy, consumer products and technology.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) to re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. We continue to focus our strategy on strengthening our balance sheet. We believe we have strengthened our balance sheet primarily by (i) repurchasing and retiring our debt and senior securities or by extending their maturity date, (ii) financing our properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt and (iii) issuing equity at favorable prices. Our strategy also includes continuing our capital recycling effort by selling non-core properties in order to create additional liquidity and focus on acquiring core single-tenant office and industrial properties. We have used proceeds from non-core property sales and issuances of common shares to also repurchase or retire our debt.

When opportunities arise, we make investments in strategically strong core assets, which we believe will generate favorable returns. We grow our portfolio primarily by: (1) buying properties and leasing them back to the sellers under net leases, (2) acquiring properties already subject to net leases, (3) making mortgage and mezzanine loans secured by single tenant buildings and (4) providing funds to corporations seeking to raise capital through the sale of their real estate holdings and to developers who are engaged in “build-to-suit” projects for corporate users.

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

Third Quarter 2010 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2010.

Sales.
-	We sold our interests in four properties to unaffiliated third parties for an aggregate disposition price of approximately $69.7 million.

Investments.
-
We executed a contract to fund the construction of a 672,000 square foot industrial facility located in Shelby, North Carolina for an estimated cost of approximately $24.0 million.  We  intend to purchase the facility upon completion of construction and commencement of a 20 year net-lease, which is expected to occur in the second quarter of 2011.

Leasing.
-	We entered into 11 new leases and lease extensions encompassing approximately 760,000 square feet.

-
We received notification that the tenant in the Farmington Hills, Michigan property exercised its termination option. The lease, which was scheduled to expire on December 31, 2016, now expires December 31, 2011. The tenant paid $6.8 million as a termination payment, which is held in escrow by the non-recourse mortgage lender.

Financing.
-	We obtained $11.3 million of non-recourse mortgage financing secured by our property in North Berwick, Maine at a fixed interest rate of 3.56%.

-	We increased the availability under our revolving secured credit facility from $175.0 million to $220.0 million.

-	We retired $80.0 million of debt under our secured term credit facility.

-	We retired $47.2 million of non-recourse balloon mortgages.

Other.
-
We recognized aggregate impairments of $1.1 million on real estate in discontinued operations. The real estate assets were impaired as the assets were sold. We adjusted the $8.3 million aggregate carrying value of these assets to their estimated aggregate fair value of $7.2 million.

Subsequent to Quarter End Highlights

-	We increased our quarterly common share dividend to $0.115 per common share from $0.10 per common share, a 15% increase.

-	We sold one vacant property to an unaffiliated third party for a disposition price of $6.1 million.

-	We satisfied $38.9 million in non-recourse mortgage debt and contract right payable on three properties.

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

We attempt to effectively manage our balance sheet in order to accretively reduce leverage through cash flow management of our tenant leases, maintaining occupancy, pursuing and executing well on property dispositions, recycling of capital and accessing the capital markets when opportunities arise. During the nine months ended September 30, 2010, we (1) issued $115.0 million of 6.00% Convertible Guaranteed Notes which generated $111.3 million of net proceeds, (2) raised $5.0 million from sales of common shares under our direct share purchase plan, (3) raised $70.7 million in a common share offering and (4) raised approximately $57.3 million, before closing costs, by financing three properties. These proceeds were primarily used to retire indebtedness encumbering our properties and corporate level debt. As of September 30, 2010, we have approximately $201.2 million of borrowing capacity under our revolving credit facility less $6.9 million in outstanding letters of credit. Also, we have an accordion feature in our credit facility, which can be exercised, with lender’s approval, by providing additional properties as collateral for the borrowing base, thereby increasing the revolving portion of the facility up to $335.0 million.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of September 30, 2010, we had $74.4 million of property specific non-recourse mortgage debt maturing during the remainder of 2010 and 2011. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($59.3 million), current borrowing capacity on our revolving credit facility ($180.8 million), which expires in 2011, but can be extended by us to 2012, and future cash flow from operations.

The mortgages encumbering our properties are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $112.9 million for the nine months ended September 30, 2010 from $123.6 million for the nine months ended September 30, 2009. The decrease is primarily related to the sales of properties during 2010 and 2009 and an increase in vacancies in 2010. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash (used in) provided by investing activities totaled ($5.5) million and $97.9 million during the nine months ended September 30, 2010 and 2009, respectively. Cash used in investing activities related primarily to investments in real estate properties, non-consolidated entities and loans receivable, an increase in leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal receipts on loans receivable, return of advances to non-consolidated entities, net of investment, proceeds from sale of debt investments and a decrease in escrow deposits. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $102.0 million and $232.9 million during the nine months ended September 30, 2010 and 2009, respectively. Cash provided by financing activities related primarily to proceeds from term loans and convertible notes, borrowings on the revolving credit facility, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments, principal payments on debt, increase in financing costs, forward equity commitment payments, net and debt amortization payments.

Dividends. Dividends paid to our common and preferred shareholders increased to $57.6  million in the nine months ended September 30, 2010, compared to $41.3 million in the nine months ended September 30, 2009. We reduced our quarterly common dividend paid in 2010 to $0.10 per common share compared to $0.18 per common share per quarter paid in 2009; however, the $0.18 per common share paid per quarter in 2009 was payable 90% in common shares and 10% in cash for dividends paid in the second, third and fourth quarters. We resumed paying the dividend 100% in cash in 2010.

UPREIT Structure. As of September 30, 2010, there were 4.5 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $36.1 million based on the closing price of $7.16 per common share on September 30, 2010 and a redemption factor of approximately 1.13.

Financings. During the third quarter of 2010, we obtained an $11.3 million fully amortizing, approximate nine-year non-recourse mortgage loan on our North Berwick, Maine property leased to United Technologies Corporation at a fixed interest rate of 3.56%. During the second quarter of 2010, we obtained a $9.0 million, non-recourse mortgage loan on our Greenville, South Carolina property net leased to Canal Insurance Company. The 5.50% fixed rate loan is interest only and matures in January 2015. In addition, we obtained a $37.0 million non-recourse mortgage loan on our Salt Lake City, Utah property net leased to the University of Utah. The 5.53% fixed rate loan matures simultaneously with the expiration of the lease term in the fall of 2028.

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

On February 13, 2009, we entered into a secured credit facility with KeyBank N.A., as agent, consisting of a term loan portion and a revolving loan portion. The secured credit facility bears interest at 285 basis points over LIBOR and matures in February 2011 but can be extended to February 2012 at our option. During the second quarter of 2010, we amended the loan agreement, which increased the availability under the revolving loan portion of the secured credit facility from $150.0 million to $175.0 million. As amended, with the consent of the lenders, we can increase the size of the revolving loan portion of the secured credit facility up to $335.0 million by adding additional properties to the borrowing base and the term loan portion may not be increased. During the third quarter of 2010, we increased the availability under the revolving loan portion to $220.0 million. The secured credit facility is currently secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of 75 properties. As of September 30, 2010, $18.8 million was outstanding on the revolving loan portion, no amounts were outstanding under the term loan portion, and we were in compliance with the covenants contained in the loan agreement.

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the first quarter of 2010, we repurchased $25.5 million original principal amount of these notes. As of September 30, 2010, $62.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes was outstanding.

Results of Operations

Three months ended September 30, 2010 compared with September 30, 2009. The decrease in total gross revenues in 2010 of $4.1 million is primarily attributable to a decrease in rental revenue and tenant reimbursements due to an increase in tenant vacancies.

The decrease in interest and amortization expense of $0.9 million is due to our deleveraging.

Depreciation and amortization decreased $1.0 million, primarily due to the full amortization of lease intangibles. Intangible assets are amortized over a shorter period of time (generally the lease term) than are real estate assets.

The decrease in debt satisfaction gains (charges), net of $3.2 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

The decrease in property operating expense of $2.0 million is primarily due to a decrease in operating expenses at some of our multi-tenant properties.

Non-operating income increased $1.6 million, which is primarily attributable to interest earned on investments made during 2010 and the fourth quarter of 2009.

The change in value of our forward equity commitment of $2.1 million was primarily a reflection of the decrease in the per share price appreciation of our common shares in the third quarter of 2010 compared to the third quarter of 2009.

The impairment charges and loan losses of ($0.5) million in 2009 represent a loss on the sale of a debt security investment.

Equity in earnings (losses) of non-consolidated entities was earnings of $5.5 million in 2010 compared to a loss of ($0.5) million in 2009. The reason for the fluctuation between periods is primarily due to a ($6.5) million loss recognized on our investment in a hotel real estate joint venture during 2009.

Discontinued operations represent properties sold or held for sale. The change in total discontinued operations of $26.4 million is primarily due to a decrease in impairment charges of $28.1 million, an increase in gains on sales of properties of $2.0 million and an increase in income from discontinued operations of $2.2 million, offset by a decrease in debt satisfaction gains of $6.0 million.

Net (income) loss attributable to noncontrolling interests decreased by $1.0 million primarily due to an increase in operations of the operating partnerships.

Net income (loss) attributable to common shareholders in 2010 was income of $58 thousand compared to a loss of ($28.5) million in 2009. The increase of $28.5 million is due to the items discussed above.

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

Nine months ended September 30, 2010 compared with September 30, 2009. The decrease in total gross revenues in 2010 of $15.5 million is primarily attributable to a decrease in rental revenue and tenant reimbursements due to an increase in tenant vacancies and lower renewal rents.

The decrease in interest and amortization expense of $2.6 million is due to our deleveraging.

Depreciation and amortization decreased $2.5 million, primarily due to the full amortization of lease intangibles. Intangible assets are amortized over a shorter period of time (generally the lease term) than are real estate assets.

The decrease in debt satisfaction gains (charges), net of $17.6 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

The decrease in property operating expense of $3.0 million is primarily due to decrease in operating expenses at some of our multi-tenant properties and certain properties converting to a net-lease from a modified gross lease.

General and administrative expense decreased $2.0 million primarily due to a decrease in professional fees.

Non-operating income increased by $1.1 million, which is primarily attributable to $3.1 million in interest earned on investments made during 2010 and $0.7 million earned revenue on a financing lease acquired in December 2009, offset primarily by $2.5 million of income recognized with the acquisition of land as part of tenant’s lease surrender obligation during 2009.

The change in value of our forward equity commitment of $2.8 million was primarily a reflection of the increase in the per share price appreciation of our common shares in the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.

The change in impairment charges and loan losses was $14.8 million. During 2010, we recorded $12.4 million in impairment charges on four properties as a result of triggering events, including operational considerations, with respect to the properties. We recognized a loan loss of $3.8 million on a loan receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. In addition, we recognized an other-than-temporary impairment of $0.2 million on a bond investment. During 2009, we recognized $1.6 million of loan losses on two loans receivable and a debt security investment that were sold below their carrying value.

Equity in earnings (losses) of non-consolidated entities was earnings of $16.1 million in 2010 compared to a loss of ($130.8) million in 2009. The reason for the fluctuation between periods is primarily due to a ($135.3) million loss recognized on our investment in Lex-Win Concord LLC during 2009.

Discontinued operations represent properties sold or held for sale. The increase in total discontinued operations loss of $2.3 million is primarily due to a decrease in gains on sales of properties of $3.8 million and a decrease in debt satisfaction gains, net of $1.2 million offset by a decrease in loss from discontinued operations of $2.5 million.

The change of $9.0 million in net (income) loss attributable to noncontrolling interests is primarily due to the noncontrolling interests’ share ($9.5 million) of impairment charges taken in 2010.

Net loss attributable to common shareholders in 2010 was ($63.4) million compared to ($190.6) million in 2009. The decrease of $127.2 million is due to the items discussed above and a decrease in preferred dividends of $7.4 million.

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of September 30, 2010, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Concord Debt Holdings LLC, CDH CDO LLC and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by the entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender’s sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $6.9 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable rate debt not subject to interest rate swaps and our fixed rate debt. Our consolidated variable rate indebtedness was approximately $18.8 million and $195.0 million as of September 30, 2010 and 2009, respectively, which represented 1.0% and 9.1% of total long-term indebtedness, respectively. During the three months ended September 30, 2010 and 2009, our variable rate indebtedness had a weighted average interest rate of 3.2% and 3.1%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2010 and 2009 would have been increased by approximately $0.2 million and $0.5 million, respectively. During the nine months ended September 30, 2010 and 2009, our variable rate indebtedness had a weighted average interest rate of 3.1% and 3.2%, respectively. Had the weighted average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2010 and 2009 would have been increased by approximately $0.8 million and $1.5 million, respectively. As of September 30, 2010 and 2009, our consolidated fixed rate debt was approximately $1.9 billion and $2.0 billion, respectively, which represented 99.0% and 90.9%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of September 30, 2010 and are indicative of the interest rate environment as of September 30, 2010, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.7 billion as of September 30, 2010.

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

Newkirk Skoob L.P. v. Elsevier STM, Inc. (Orange County, Florida Circuit Court – Case No. 09-CA-020180 Complex Business Litigation Court)

On June 24, 2009, Newkirk Skoob L.P., a wholly owned subsidiary, (as successor to Skoob Associates L.P.) filed a complaint in the Complex Business Litigation Court of the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida against Elsevier STM, Inc. (as successor to Harcourt Brace Jovanovich, Inc.), or Elsevier, the former tenant in our Orlando, Florida facility, for breach of lease and holdover rent pursuant to the lease and Section 83.06, Florida Statutes, for the time Elsevier remained on the premises after the lease’s expiration. The complaint was amended to add certain claims and the answer was amended to add certain defenses. Trial was set for April 2011.

In October, 2009, Elsevier paid a portion of past due rent, but a rent balance of $0.9 million (not including default interest) remained unpaid. In August 2010, a settlement agreement was executed and we received $1.9 million.

Experian Information Solutions, Inc. v. Lexington Allen L.P., Lexington Allen Manager LLC and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144)

On March 30, 2010, Experian Information Solutions, Inc., which we refer to as Experian, filed a complaint against Lexington Allen L.P., a wholly owned subsidiary of Net Lease Strategic Assets Fund L.P., which we refer to as NLS, and us for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord property), promissory estoppel and quantum meruit, in connection with the alleged failure of Lexington Allen L.P. to fund up to $5.9 million of tenant improvements. We were named as a defendant under an “alter-ego” theory. On May 5, 2010, we filed a motion to dismiss the complaint. On May 21, 2010, Experian filed an amended complaint, adding Lexington Allen Manager LLC as a defendant, and an opposition to our motion to dismiss, on June 7, 2010, we filed another motion to dismiss and on June 24, 2010, Experian filed an opposition to our motion to dismiss. Our motion to dismiss was denied and we answered the amended complaint on October 22, 2010. Discovery requests have been exchanged and a mediation is scheduled for November 5, 2010. On October 29, 2010, Experian filed a motion for summary judgment with respect to certain of its claims against Lexington Allen L.P. We believe, after consultation with counsel, meritorious defenses to these claims exist and intend to vigorously defend the claims against us.

The partnership agreement for NLS provides that NLS must indemnify us for its costs in connection with these claims.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on March 1, 2010, other than the addition of the following risk factor.

We face risks associated with returning properties to lenders.

A significant number of our properties are subject to non-recourse mortgages, which generally provide that a lender can only look to the property in the event of a default.   During 2008, a lender foreclosed on a vacant property in Auburn Hills, Michigan, in which we held an interest, because the borrower was unable to pay the required debt service.  During 2009, (1) lenders foreclosed on vacant properties located in Richmond, Virginia and Plymouth, Michigan, in which we had an interest, because the borrowers were unable to pay the required debt service, and (2) a vacant property in Houston, Texas was lost in the bankruptcy of one of our subsidiaries because the subsidiary was unable to pay the required debt service.  As a result, we lost all of our interest in these properties and any future opportunities to re-tenant these properties.  The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our (1) financial condition and results of operations, (2) relationships with lenders and (3) ability to obtain additional financing in the future.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2010 under our common share/operating partnership unit repurchase authorization approved by our Board of Trustees.

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)

July 1 - 31, 2010	-	$-	-	1,056,731
August 1 - 31, 2010	-	$-	-	1,056,731
September 1 – 30, 2010	-	$-	-	1,056,731
Third quarter 2010	-	$-	-	1,056,731

(1) Repurchase authorization last approved on December 14, 2007 and announced on December 17, 2007. 5,900,000 common shares were approved for repurchase.

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

Lexington Realty Trust

Date: November 5, 2010	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer, President and Chief
Operating Officer

Date: November 5, 2010	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer