Form 10-Q
period 2011-03-31
LEXINGTON REALTY TRUST
filed 2011-05-09
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 147,330,312 common shares, par value $0.0001 per share on May 2, 2011.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2011 (unaudited) and December 31, 2010
(In thousands, except share and per share data)

	2011	2010
Assets:
Real estate, at cost	$3,219,514	$3,363,586
Investments in real estate under construction	18,343	11,258
Less: accumulated depreciation and amortization	604,219	601,239
	2,633,638	2,773,605
Property held for sale – discontinued operations	7,393	7,316
Intangible assets, net	189,195	203,495
Cash and cash equivalents	76,928	52,644
Restricted cash	28,424	26,644
Investment in and advances to non-consolidated entities	74,280	72,480
Deferred expenses, net	43,528	39,912
Loans receivable, net	90,266	88,937
Rent receivable – current	7,158	7,498
Rent receivable – deferred	8,679	6,293
Other assets	63,081	56,172
Total assets	$3,222,570	$3,334,996

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,413,434	$1,481,216
Exchangeable notes payable	61,604	61,438
Convertible notes payable	103,695	103,211
Trust preferred securities	129,120	129,120
Dividends payable	23,120	23,071
Liabilities – discontinued operations	292	3,876
Accounts payable and other liabilities	45,914	51,292
Accrued interest payable	7,936	13,989
Deferred revenue - below market leases, net	94,202	96,490
Prepaid rent	24,953	15,164
	1,904,270	1,978,867
Commitments and contingencies

Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $103,995 and $104,760; and 2,079,904 and 2,095,200 shares issued and outstanding in 2011 and 2010, respectively	101,035	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 147,084,403 and 146,552,589 shares issued and outstanding in 2011 and 2010, respectively	15	15
Additional paid-in-capital	1,941,116	1,937,942
Accumulated distributions in excess of net income	(1,026,035)	(985,562)
Accumulated other comprehensive income (loss)	526	(106)
Total shareholders’ equity	1,242,746	1,280,156
Noncontrolling interests	75,554	75,973
Total equity	1,318,300	1,356,129
Total liabilities and equity	$3,222,570	$3,334,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2011 and 2010
 (Unaudited and in thousands, except share and per share data)

	2011	2010
Gross revenues:
Rental	$74,357	$72,684
Advisory and incentive fees	296	414
Tenant reimbursements	8,616	9,052
Total gross revenues	83,269	82,150

Expense applicable to revenues:
Depreciation and amortization	(39,483)	(39,970)
Property operating	(17,120)	(17,278)
General and administrative	(5,450)	(5,978)
Non-operating income	2,998	2,226
Interest and amortization expense	(27,107)	(30,322)
Debt satisfaction gains (charges), net	19	(762)
Change in value of forward equity commitment	5,993	2,077

Income (loss) before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	3,119	(7,857)
Benefit (provision) for income taxes	1,523	(637)
Equity in earnings of non-consolidated entities	3,999	5,239
Income (loss) from continuing operations	8,641	(3,255)

Discontinued operations:
Income (loss) from discontinued operations	638	(1,903)
Provision for income taxes	(1)	(4)
Debt satisfaction gains (charges), net	(603)	3,385
Gains on sales of properties	4,899	446
Impairment charges	(29,567)	(27,995)
Total discontinued operations	(24,634)	(26,071)
Net loss	(15,993)	(29,326)
Less net (income) loss attributable to noncontrolling interests	(1,446)	2,559
Net loss attributable to Lexington Realty Trust shareholders	(17,439)	(26,767)
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)
Dividends attributable to preferred shares – Series C	(1,690)	(1,702)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)
Dividends attributable to non-vested common shares	(79)	(62)
Redemption discount – Series C	86	--
Net loss attributable to common shareholders	$(23,638)	$(33,047)

Income (loss) per common share–basic:
Income (loss) from continuing operations	$0.01	$(0.08)
Loss from discontinued operations	(0.17)	(0.19)
Net loss attributable to common shareholders	$(0.16)	$(0.27)

Weighted-average common shares outstanding–basic	146,175,508	121,472,739

Loss per common share – diluted:
Loss from continuing operations	$(0.04)	$(0.08)
Loss from discontinued operations	(0.17)	(0.19)
Net loss attributable to common shareholders	$(0.21)	$(0.27)

Weighted-average common shares outstanding – diluted	142,631,289	121,472,739

Amounts attributable to common shareholders:
Income (loss) from continuing operations	$775	$(10,248)
Loss from discontinued operations	(24,413)	(22,799)
Net loss attributable to common shareholders	$(23,638)	$(33,047)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2011 and 2010
(Unaudited and in thousands)

	2011	2010

Net loss	$(15,993)	$(29,326)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	--	(740)
Change in unrealized gain (loss) on interest rate swap, net	632	(271)
Other comprehensive income (loss)	632	(1,011)
Comprehensive loss	(15,361)	(30,337)
Comprehensive (income) loss attributable to noncontrolling interests	(1,446)	2,559
Comprehensive loss attributable to Lexington Realty Trust shareholders	$(16,807)	$(27,778)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three months ended March 31, 2011 and 2010
(Unaudited and in thousands, except share amounts)

Three Months ended March 31, 2011		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2010	$1,356,129	$327,867	$15	$1,937,942	$(985,562)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	--	--	--	343	--	--	(343)

Repurchase of preferred shares	(657)	(743)	--	--	86	--	--
							--
Issuance of common shares and amortization of deferred compensation costs, net	2,831	--	--	2,831	--	--	--

Dividends/distributions	(24,642)	--	--	--	(23,120)	--	(1,522)

Comprehensive income (loss):

Net income (loss)	(15,993)	--	--	--	(17,439)	--	1,446

Other comprehensive income:

Change in unrealized gain on interest rate swap, net	632	--	--	--	--	632	--
Other comprehensive income	632
Comprehensive loss	(15,361)
Balance March 31, 2011	$1,318,300	$327,124	$15	$1,941,116	$(1,026,035)	$526	$75,554

Three Months ended March 31, 2010		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests
Balance December 31, 2009	$1,297,236	$327,867	$12	$1,750,979	$(870,862)	$673	$88,567
Contributions from noncontrolling interests	694	--	--	--	--	--	694

Redemption of noncontrolling OP units for common shares	--	--	--	2	--	--	(2)

Issuance of Convertible Notes	13,134	--	--	13,134	--	--	--

Issuance of common shares and amortization of deferred compensation costs, net	77,000	--	1	76,999	--	--	--

Dividends/distributions	(20,593)	--	--	--	(19,583)	--	(1,010)

Comprehensive loss:

Net loss	(29,326)	--	--	--	(26,767)	--	(2,559)

Other comprehensive loss:

Change in unrealized gain on foreign currency translation, net	(740)	--	--	--	--	(740)	--

Change in unrealized loss on interest rate swap, net	(271)	--	--	--	--	(271)	--

Other comprehensive loss	(1,011)
Comprehensive loss	(30,337)
Balance March 31, 2010	$1,337,134	$327,867	$13	$1,841,114	$(917,212)	$(338)	$85,690

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2011 and 2010
(Unaudited and in thousands)

	2011	2010

Net cash provided by operating activities:	$39,394	$39,715

Cash flows from investing activities:
Investment in real estate, including intangible assets	(14,162)	(13,399)
Net proceeds from sale of properties	74,508	1,247
Principal payments received on loans receivable	2,569	1,707
Investment in loans receivable	(558)	(27,842)
Distributions from non-consolidated entities in excess of accumulated earnings	--	1,177
Increase in deferred leasing costs	(3,827)	(1,898)
Change in escrow deposits and restricted cash	(4,579)	(2,227)
Real estate deposits	(246)	--
Net cash provided by (used in) investing activities	53,705	(41,235)

Cash flows from financing activities:
Dividends to common and preferred shareholders	(23,071)	(18,412)
Repurchase of exchangeable notes	--	(25,493)
Proceeds from convertible notes	--	115,000
Principal amortization payments	(15,130)	(15,412)
Principal payments on debt, excluding normal amortization	(27,498)	(105,055)
Change in revolving credit facility borrowing, net	--	(7,000)
Increase in deferred financing costs	(3,930)	(4,496)
Proceeds of mortgages and notes payable	--	2,450
Contributions from noncontrolling interests	--	694
Cash distributions to noncontrolling interests	(1,522)	(1,010)
Repurchase of preferred shares	(657)	--
Receipts on forward equity commitment, net	428	368
Exercise of employee common share options	495	--
Issuance of common shares, net	(14)	70,725
Direct share purchase plan proceeds	2,084	4,988
Net cash (used in) provided by financing activities	(68,815)	17,347

Change in cash and cash equivalents	24,284	15,827
Cash and cash equivalents, at beginning of period	52,644	53,865
Cash and cash equivalents, at end of period	$76,928	$69,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of March 31, 2011, the Company had interests in approximately 190 consolidated properties in 39 states. The real properties in which the Company has an interest are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company’s property owner subsidiary is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”), (3) through a wholly owned TRS or (4) through investments in joint ventures. Property owner subsidiaries are landlords under leases and/or borrowers under loan agreements and lender subsidiaries are lenders under loan agreements, but in all cases are separate and distinct legal entities.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission ("SEC") on February 28, 2011 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

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

If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance, and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

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

Non-Consolidated Variable Interest Entities. At March 31, 2011 and December 31, 2010, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities.  The Company determined Concord Debt Holdings LLC and related entities are VIEs. The Company’s carrying value of these investments is zero and the Company has no obligation to fund future operations (see note 8). The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs.  The Company is obligated to fund certain amounts as discussed in note 14.

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

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate the Company reflects such loan receivable as an equity investment in real estate under construction in the Condensed Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and the Company records capitalized interest during the construction period.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, the Company’s property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of March 31, 2011, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the financial statements.

Reclassifications. Certain amounts included in the 2010 financial statements have been reclassified to conform to the 2011 presentation.

Recently Issued Accounting Guidance.  In January 2010, the FASB issued a new accounting standard that added new requirements for disclosures about transfers into and out of Level 1 and Level 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2010, the FASB issued guidance that significantly expands the disclosures about the credit quality of financing receivables and the allowance for credit losses.  The disclosures as of the end of the reporting period (such as accounting policies, ending balances of allowance for credit losses and credit quality indicators) were effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period (such as modifications and roll forward of allowance for credit losses) are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2011 and 2010:

	Three months ended March 31,
	2011	2010
BASIC

Income (loss) from continuing operations attributable to common shareholders	$775	$(10,248)
Loss from discontinued operations attributable to common shareholders	(24,413)	(22,799)
Net loss attributable to common shareholders	$(23,638)	$(33,047)

Weighted-average number of common shares outstanding	146,175,508	121,472,739

Income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.08)
Loss from discontinued operations	(0.17)	(0.19)
Net loss attributable to common shareholders	$(0.16)	$(0.27)

DILUTED
Income (loss) from continuing operations attributable to common shareholders	$775	$(10,248)
Deduct change in value of forward equity commitment	(5,993)	--
Loss from continuing operations attributable to common shareholders	(5,218)	(10,248)
Loss from discontinued operations attributable to common shareholders	(24,413)	(22,799)
Net loss attributable to common shareholders	$(29,631)	$(33,047)

Weighted-average number of common shares outstanding – basic	146,175,508	121,472,739
Forward equity commitment settlement	(3,544,219)	--

Weighted-average number of common shares outstanding – diluted	142,631,289	121,472,739
Loss per common share:
Loss from continuing operations	$(0.04)	$(0.08)
Loss from discontinued operations	(0.17)	(0.19)
Net loss attributable to common shareholders	$(0.21)	$(0.27)

For per common share amounts all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During the first quarter of 2011, the Company repurchased and retired 15,296 shares of Series C Cumulative Convertible Preferred Shares at an $86 discount to their historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. Accordingly, net loss was adjusted to arrive at net loss attributable to common shareholders.

(4)	Investments in Real Estate and Real Estate Under Construction

The Company, through a lender subsidiary and a property owner subsidiary, has entered into acquisition, development and construction arrangements whereby the lender subsidiaries lend funds to construct build-to-suit properties and the property owner subsidiaries agree to purchase the properties upon completion of construction and commencement of a tenant lease. When the Company anticipates that it will indirectly participate in residual profits through the loan provisions and other contracts the Company records the loan as an investment in real estate under construction. During the first quarter of 2011, the Company, through a lender subsidiary, agreed (1) to lend up to $17,991 to fund the construction of a 99,000 square foot office property in Saint Joseph, Missouri and (2) to acquire the property, through a property owner subsidiary, upon completion of construction and the commencement of a 15-year net-lease. During 2010, the Company, through a lender subsidiary, agreed to fund the construction of a 672,000 square foot industrial facility in Shelby, North Carolina. The Company, through a property owner subsidiary, has agreed to purchase the facility upon completion of construction and the commencement of a 20 year net-lease. As of March 31, 2011, the Company’s investment in these arrangements is $18,343, which includes $369 of interest capitalized during the three months ended March 31, 2011 and is presented as investment in real estate under construction in the accompanying Condensed Consolidated Balance Sheets.

In February 2010, the Company, through a property owner subsidiary, purchased an adjacent land parcel and parking lot in a sale/leaseback transaction with an existing tenant, Nevada Power Company for $3,275. The Company’s property owner subsidiary financed the purchase of the parking lot with a $2,450 non-recourse mortgage note that matures in September 2014 and bears interest at 7.5%. In connection with the transaction, the Nevada Power Company’s lease on the existing property was extended from January 2014 to January 2029.

(5)	Sales of Real Estate and Discontinued Operations

During the three months ended March 31, 2011, the Company disposed of its interests in six properties to unrelated third parties for an aggregate gross disposition price of $108,875, which includes the assumption of $28,648 of non-recourse mortgage debt and seller financing of $3,003. The Company recognized an aggregate gain on sales of properties of $4,899 and debt satisfaction charges of $527 as a result of these sales during the three months ended March 31, 2011. During the three months ended March 31, 2010, the Company sold its interests in three properties to unrelated third parties for an aggregate gross disposition price of $39,902, which includes the assumption of $38,101 of non-recourse mortgage debt. The Company recognized an aggregate gain on sales of properties of $446 and debt satisfaction gains of $3,808 during the three months ended March 31, 2010. As of March 31, 2011, the Company had two properties classified as held for sale.

The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three Months ended March 31,
	2011	2010
Total gross revenues	$1,462	$7,371
Pre-tax loss, including gains on sale	$(24,633)	$(26,067)

The Company assesses on a regular basis whether there are any indicators that the value of any Company asset has become impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property and tenant financial instability. If an asset is determined to be impaired, the Company reduces the asset’s carrying value to its estimated fair value. During the three months ended March 31, 2011 and 2010, the Company recognized $29,567 and $27,995, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately sold or are anticipated to be sold below their carrying value.

(6)	Loans Receivable

As of March 31, 2011 and December 31, 2010, the Company’s loans receivable, including accrued interest and net of origination fees and loan losses, are comprised primarily of first and second mortgage loans on real estate aggregating $90,266 and $88,937, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 16.0% and mature at various dates between 2011 and 2022.

During the first quarter of 2011, the Company, through a lender subsidiary, loaned $3,003 to the buyer in connection with the sale for $3,650 of a vacant industrial property. The loan is secured by the property, bears interest at 7.78% and matures in January 2013.

In the first quarter of 2010, the Company, through a lender subsidiary, commenced funding a 15%, $16,878 mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which matures January 15, 2012 but can be extended one additional year by the borrower for a 50 basis point fee. The property is net-leased from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition, the lender subsidiary is obligated to lend an additional $1,657 through January 2012 upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the lender subsidiary will become obligated to lend an additional $12,199 for tenant improvement costs.

During 2010, the Company through a lender subsidiary, made a $17,000 mezzanine loan to entities which, collectively, owned five medical facilities. The mezzanine loan is (i) guaranteed by a parent entity and principal, (ii) principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (iii) matures in December 2011 and (iv) requires payments of interest only at a rate of 14% through February 2011 and 16% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, resulting in $9,500 outstanding at March 31, 2011.

The Company has two types of financing receivables: loans receivable and a capitalized financing lease. The Company determined that its financing receivables operate within one portfolio segment as they are both within the same industry and use the same impairment methodology. The Company’s loans receivable are secured by commercial real estate assets and the capitalized financing lease is for a commercial office property located in Greenville, South Carolina.  In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.

The Company’s financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company’s management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant’s credit rating and collection experience. As of March 31, 2011, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding.

During 2010, the Company recorded a loan loss of $3,756 on a loan receivable.  In October 2010, the Company entered into a loan modification agreement with the borrower.  In accordance with the terms of the modification agreement, in addition to other provisions, monthly payments are interest only through maturity, the maturity was accelerated from July 2015 to December 2012 and the Company agreed to a discounted payoff prior to maturity.  During the first quarter of 2011, the Company recognized $145 of interest income relating to the impaired loan and the loan had an average recorded investment value of $6,860. At March 31, 2011, the impaired loan receivable had a net carrying value of $6,860 and a contractual unpaid principal balance of $10,616.

(7)	Fair Value Measurements

The following table presents the Company’s assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of March 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Forward purchase equity asset	$33,138	$--	$33,138	$--

Interest rate swap liability	$(4,648)	$--	$(4,648)	$--

Investment in and advances to non-consolidated entities*	$719	$--	$--	$719

*Represents a non-recurring fair value measurement, see note 8.

The following table presents the Company’s assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)

Forward purchase equity asset	$27,574	$--	$27,574	$--

Interest rate swap liability	$(5,280)	$--	$(5,280)	$--

Impaired real estate assets*	$235	$--	$--	$235

Impaired loan receivable*	$6,860	$--	$--	$6,860

*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$90,266	$76,979	$88,937	$75,868
Liabilities
Debt	$1,707,853	$1,574,271	$1,774,985	$1,614,626

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company’s common share price but also on other observable inputs.

The majority of the inputs used to value the Company’s interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2011 and December 31, 2010, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

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

(8)	Investment in and Advances to Non-Consolidated Entities

Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company own 85% and 15%, respectively, of NLS’s common equity, and the Company owns 100% of NLS’s preferred equity.

Inland and the Company are currently entitled to a return on/of their respective investments in the following priority: (1) Inland, 9% on its common equity ($220,590 in common equity), (2) the Company, 6.5% on its preferred equity ($162,487 in preferred equity), (3) the Company, 9% on its common equity ($38,928 in common equity), (4) return of the Company preferred equity ($162,487 in preferred equity), (5) return of Inland common equity ($220,590 in common equity), (6) return of the Company common equity ($38,928 in common equity) and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner, if not, allocations are 85% to Inland and 15% to the Company.

The Company’s wholly owned TRS, Lexington Realty Advisors, Inc. (“LRA”), has entered into a management agreement with NLS, whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

The following is summary historical cost basis selected balance sheet data as of March 31, 2011 and December 31, 2010 and income statement data for the three months ended March 31, 2011 and 2010 for NLS:

	3/31/11	12/31/10
Real estate, including intangibles, net	$638,247	$647,094
Cash, including restricted cash	9,276	11,207
Mortgages and notes payable	296,192	302,517
Noncontrolling preferred interest	185,474	183,896
Partners’ capital	163,019	169,275

	Three Months ended March 31,
	2011	2010
Total gross revenues	$16,426	$15,536
Depreciation and amortization	(8,645)	(9,635)
Interest expense	(4,580)	(4,775)
Other expenses, net	(1,527)	(799)
Net income	$1,674	$327

During the three months ended March 31, 2011 and 2010, the Company recognized $4,952 and $4,722, respectively, of equity in income relating to NLS based upon the hypothetical liquidation book value method. The difference between the assets contributed to NLS and the fair value of the Company’s initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS’s assets. During each of the three-month periods ended March 31, 2011 and 2010, the Company recorded earnings of $909 related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying Condensed Consolidated Statements of Operations.

The Company loaned a NLS entity $7,614 during 2010 to satisfy a non-recourse mortgage balloon payment. The short-term loan bears interest at 6.93% and is currently scheduled to mature in July 2011.

Concord Debt Holdings LLC (“Concord”), Lex-Win Concord LLC (“Lex-Win Concord”) and CDH CDO LLC. On December 31, 2006 in connection with the merger with Newkirk Realty Trust, Inc. (“Newkirk”), the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord. During 2008, a wholly owned subsidiary of Inland America Real Estate Trust (“Inland Concord”) was admitted to Concord as a preferred member. During 2009, the Company reduced its investment in Lex-Win Concord to zero through impairment charges.

During 2010, Concord was restructured upon the effectiveness of a settlement agreement with Inland Concord. As a result of the restructuring (i) Lex-Win Concord was dissolved, (ii) Concord is now owned equally by subsidiaries of the Company, Winthrop and Inland Concord and (iii) a new entity, CDH CDO LLC (“CDH CDO”), was created. The new entity purchased Concord Real Estate CDO 2006-1 LTD from Concord with funds contributed by Inland Concord. CDH CDO is also owned equally by subsidiaries of the Company, Winthrop and Inland Concord. The Company has made no additional contributions and it has not recognized any income or loss as a result of the restructuring. The Company’s investment in these ventures is valued at zero and the Company will recognize future income on the cash basis. The Company determined that Concord and CDH CDO are variable interest entities as the equity at risk is not sufficient to finance the entity’s activities; however, the Company is not the primary beneficiary as it does not have a controlling financial interest in either entity.

Other. During the first quarter of 2011, the Company recognized an other-than-temporary impairment charge on a non-consolidated joint venture acquired in the merger with Newkirk due to a change in the Company's estimate of net proceeds to be received upon liquidation of the joint venture. Accordingly, the Company recognized a $1,559 impairment charge in equity in earnings of non-consolidated entities and reduced the carrying value of the investment to $719.

(9)	Mortgages and Notes Payable

On January 28, 2011, the Company refinanced its secured revolving credit facility with a $300,000 secured revolving credit facility with KeyBank N.A. (“KeyBank”), as agent. The new facility bears interest at 2.50% plus LIBOR if the Company’s leverage ratio, as defined, is less than 50%, 2.85% plus LIBOR if the Company’s leverage ratio is between 50% and 60% and 3.10% plus LIBOR if the Company’s leverage ratio exceeds 60%. The new facility matures in January 2014 but can be extended to January 2015, at the Company’s option. The new revolving credit facility is secured by ownership interest pledges and guarantees by certain of the Company’s subsidiaries that in the aggregate own interests in a borrowing base consisting of 78 properties. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 (for a total facility size of $525,000). The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of March 31, 2011, no amounts were outstanding under the secured revolving credit facility and the available additional borrowing under the secured credit facility was $300,000 less outstanding letters of credit of $4,109. In connection with the refinancing, the Company incurred aggregate financing costs of $3,930 as of March 31, 2011. The secured revolving credit facility is subject to financial covenants which the Company was in compliance with at March 31, 2011.

The Company has $25,000 and $35,551 secured term loans with KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. These secured term loans contain financial covenants which the Company was in compliance with as of March 31, 2011. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($4,648 and $5,280 at March 31, 2011 and December 31, 2010, respectively). The fair value of the swap at inception was accounted for at a discount on the debt and is being amortized as additional interest expense over the term of the loans. The remaining unamortized discount was $1,940 and $2,183 at March 31, 2011 and December 31, 2010, respectively.

During the first quarter of 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 141.1383 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company’s election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $19.49 per share, subject to adjustment upon certain events, including increases in the Company’s rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company’s option. During the three months ended March 31, 2010, the Company repurchased $25,500 original principal amount of the notes for cash payments of $25,493. This resulted in debt satisfaction charges, net of $760, including write-offs of $768 of the debt discount and deferred financing costs.

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
	March 31,	December 31,	March 31,	December 31,
Balance Sheets:	2011	2010	2011	2010
Principal amount of debt component	$115,000	$115,000	$62,150	$62,150
Unamortized discount	(11,305)	(11,789)	(546)	(712)
Carrying amount of debt component	$103,695	$103,211	$61,604	$61,438
Carrying amount of equity component	$13,134	$13,134	$20,293	$20,293
Effective interest rate	8.1%	7.5%	7.0%	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	01/2012	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$36,759	$14,036	--	--

	March 31,
Statements of Operations:	2011	2010
6.00% Convertible Guaranteed Notes:
Coupon interest	$1,725	$1,233
Discount amortization	484	323
	$2,209	$1,556

5.45% Exchangeable Guaranteed Notes:
Coupon interest	$847	$973
Discount amortization	166	191
	$1,013	$1,164

During the three months ended March 31, 2011 and 2010, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $57 and $425, respectively, including discontinued operations.

(10)	Derivatives and Hedging Activities

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,729 will be reclassified as an increase to interest expense.

As of March 31, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,551

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of March 31, 2011, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$37,163

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share under the Company’s common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company’s option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retains the cash dividends paid on the common shares; however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company’s third-party consultant determined the fair value of the equity commitment to be $33,138 and $27,574 at March 31, 2011 and December 31, 2010, respectively, and the Company recognized earnings during the three months ended March 31, 2011 and 2010 of $5,993 and $2,077, respectively, primarily relating to the increase in the fair value of the common shares held as collateral.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(4,648)	Accounts Payable and Other Liabilities	$(5,280)

Derivatives not designated as hedging instruments

Forward Purchase Equity Commitment	Other Assets	$33,138	Other Assets	$27,574

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) March 31,		Location of Loss Reclassified from Accumulated OCI into Income	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2011	2010	(Effective Portion)	2011	2010
Interest Rate Swap	$(73)	$(982)	Interest expense	$705	$711

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative March 31,
Hedging Instruments	Income on Derivative	2011	2010
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$5,993	$2,077

The Company’s agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2011, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at March 31, 2011, it would have been required to settle its obligations under the agreements at the termination value of $4,958, which includes accrued interest.

The Company’s forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The settlement value of the contract at March 31, 2011 was $4,024, net of prepayments.

(11)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2011 and 2010, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(12)	Equity

Shareholders’ Equity:

During the three months ended March 31, 2011, the Company issued 277,044 common shares under its direct share purchase plan, raising net proceeds of approximately $2,084. During the three months ended March 31, 2010, the Company issued 11,657,664 common shares under its direct share purchase plan and through a public offering, raising net proceeds of $75,713. The proceeds were primarily used to retire indebtedness.

During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

Accumulated other comprehensive income (loss) as of March 31, 2011 and December 31, 2010 represented $526 and $(106), respectively, of unrealized gain (loss) on an interest rate swap.

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

During the three months ended March 31, 2011 and 2010, 54,157 and 386 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $343 and $2, respectively.

As of March 31, 2011, there were approximately 4,326,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company’s dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company’s dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company’s ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months ended March 31,
	2011	2010

Net loss attributable to Lexington Realty Trust shareholders	$(17,439)	$(26,767)

Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	343	2
Change from net loss attributable to shareholders and transfers from noncontrolling interest	$(17,096)	$(26,765)

(13)	Related Party Transactions

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

During 2011, the Company, through a lender subsidiary, executed an agreement to fund the construction of a 99,000 square foot office property located in Saint Joseph, Missouri for an estimated cost of approximately $17,991. The Company, through a property owner subsidiary, intends to purchase the building upon completion of construction and commencement of a 15-year lease, which is expected to occur in the second quarter of 2012.

During 2010, the Company, through a property owner subsidiary, executed a purchase and sale agreement to acquire, upon completion of construction and occupancy by the tenant, a 514,000 square foot industrial facility located in Byhalia, Mississippi for an anticipated cost of $27,500. The facility will be leased for a term of 15 years upon completion of construction, which is expected to occur in the second quarter of 2011 (see note 17).

During 2010, the Company, through a property owner subsidiary, executed a contract to fund the construction of a 672,000 square foot industrial facility located in Shelby, North Carolina for an estimated cost of approximately $24,000.  The Company, through a property owner subsidiary, intends to purchase the facility upon completion of construction and commencement of a 20 year net-lease, which is expected to occur in the second quarter of 2011.

The Company has variable interests in the developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest.

From time to time, the Company is involved directly or indirectly in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company’s financial condition, but could be material to the Company’s operating results for any particular period, depending, in part, upon the operating results for such period.

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). On June 30, 2006, one of the Company’s property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc. (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (“Farmington Hills claim”) and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 (“Antioch claim”). Under the terms of the agreements covering the sale of the claims, which were guaranteed by the Company, the property owner subsidiaries are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company’s consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1,200 plus interest and expenses.

Together with the property owner subsidiaries, the Company answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the defendants and the plaintiffs filed motions for summary judgment and related opposing and supporting motions. On November 22, 2010, the court ruled in favor of the plaintiffs on their motion for summary judgment. The court referred the issue of damages to a special referee to determine the value of plaintiffs’ participation in the preferred share rights offering and a settlement pool for allowed ineligible unsecured claims so as to be taken into consideration with respect to computation of damages, if any.

The Company filed a notice of appeal and intends to appeal the court’s ruling if the special referee determines there are damages.  The special referee, upon the Company's request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. The plaintiffs filed a motion to vacate the discovery order issued by the special referee.  The motion to vacate has not been fully briefed and decided by the court.

The Company intends to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in the preferred share rights offering and certain settlement pools, (3) the contract language that supports the plaintiff’s position was specifically negotiated out of the agreement covering the sale of the claims and (4) the plaintiffs have no damages.

Experian Information Solutions, Inc. v. Lexington Allen L.P., Lexington Allen Manager LLC and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144). On March 29, 2010, Experian Information Solutions, Inc. (“Experian”) filed a complaint against Lexington Allen L.P., a wholly owned subsidiary of NLS, and the Company for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord non-exempt property), promissory estoppel, quantum meruit and Lexington Allen L.P. was the Company’s "alter-ego" and the Company was a joint venture with Lexington Allen L.P., in connection with the alleged failure of Lexington Allen L.P. to fund up to $5,854 of tenant improvements. On May 5, 2010, the Company filed a motion to dismiss the complaint. On May 21, 2010, Experian filed an amended complaint, adding Lexington Allen Manager LLC as a defendant, and an opposition to the Company’s motion to dismiss. On June 7, 2010, the Company filed another motion to dismiss and on June 24, 2010, Experian filed an opposition to the Company’s motion to dismiss. The Company’s motion to dismiss was denied and the Company answered the amended complaint on October 22, 2010.

On October 29, 2010, Experian filed a motion for summary judgment with respect to the breach of contract claim against Lexington Allen L.P., which has been briefed by the applicable parties. A mediation on November 5, 2010 was unsuccessful. On January 24, 2011, the Company filed a motion for summary judgment for all claims against the Company. Lexington Allen L.P. and Lexington Allen Manager LLC also filed a motion for summary judgment with respect to all claims other than the breach of contract claim.  The magistrate judge issued a report and recommendation to the district court judge on each of the summary judgment motions recommending a finding (1) for Experian with respect to the breach of contract claim, (2) for Lexington Allen L.P. and Lexington Allen Manager with respect to the fraudulent inducement, promissory estoppel and quantum meruit claims, and (3) for the Company with respect to the fraudulent inducement, promissory estoppel and quantum meruit claims.  Lexington Allen L.P. and Lexington Allen Manager LLC filed an opposition to the magistrate judge’s report and recommendation with respect to (1) the breach of contract claim recommendation and (2) the recommendation that summary judgment not be granted for Lexington Allen L.P. and Lexington Allen Manager LLC with respect to the fraud in the performance/omission claim and claim under Section 91.004 of the Texas Property Code. Subsequent to quarter end, the district court judge adopted all of the magistrate judges’ recommendations.

On May 4, 2011, the parties agreed to a full settlement contingent upon the payment by Lexington Allen L.P. of $6,875 to an affiliate of Experian. The payment was made by Lexington Allen L.P. on May 5, 2011 (see note 17).

(15)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vest 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vest 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) expire December 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

The Company engaged third parties to value the options as of each option’s respective grant date. The third parties determined the value to be $2,422 and $2,771 for the 2010 options and 2009 options, respectively, using the Black-Scholes model and $2,480 for the 2008 options using the Monte Carlo model. The options are considered equity awards as they are settled through the issuance of common shares. As such, the options were valued as of the grant date and do not require subsequent remeasurement.

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $346 and $276 in compensation expense during the three months ended March 31, 2011 and 2010, respectively, and has unrecognized compensation costs of $4,793 relating to the outstanding options as of March 31, 2011.

During the three months ended March 31, 2011 and 2010, the Company recognized $472 and $1,006, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(16)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2011 and 2010, the Company paid $31,989 and $31,976, respectively, for interest and $137 and $216, respectively, for income taxes.

(17)	Subsequent Events

Subsequent to March 31, 2011 and in addition to any events discussed elsewhere in the financial statements, the Company:

•	made a $14,180 preferred equity investment in a joint venture formed to acquire a 210,000 square foot office property in Aurora, Illinois for a gross purchase price of $15,900;

•
contracted to (1) lend, through a lender subsidiary, up to $11,826 to fund the construction of a 70,000 square foot office property in Huntington, West Virginia and (2) purchase the property, through a property owner subsidiary, for a maximum purchase price of $13,000 upon completion of construction and commencement of a 15-year net lease;

•	acquired, through a property owner subsidiary, a 514,000 square foot industrial facility in Byhalia, Mississippi for $27,492, which is net-leased for 15 years;

•	borrowed $22,000 on the secured revolving credit facility;

•	sold its interests in three properties to unaffiliated third parties for an aggregate gross sales price of $8,635; and

•
made a $6,875 non-recourse mezzanine loan to NLS that bears interest at 15% per annum, matures in March 2018 and is secured by NLS's interest in Lexington Allen Manager LLC and Lexington Allen L.P. (the entities that own the Allen, Texas property).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2011 and 2010, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 28, 2011. Historical results may not be indicative of future performance.

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

Overview

General. We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment, and our primary business is the investment in and the acquisition, ownership and management of a geographically diverse portfolio of single-tenant office, industrial and retail properties. We conduct all of our property operations through property owner subsidiaries. A majority of our properties are subject to triple net-leases or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

As of March 31, 2011, we had ownership interests in approximately 190 consolidated real estate properties, located in 39 states and encompassing approximately 34.9 million square feet. The properties, in which we have an interest, are leased to tenants in various industries, including finance/insurance, automotive, energy, technology and consumer products.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. We continue to focus our strategy on strengthening our balance sheet. We believe we have strengthened our balance sheet primarily by (i) repurchasing and retiring our debt and senior securities or by extending their maturity date, (ii) financing properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt and (iii) issuing equity at favorable prices. Our strategy also includes continuing our capital recycling effort by selling interests in non-core properties in order to create additional liquidity and focus on acquiring core single-tenant office and industrial properties. We have used proceeds from non-core property sales and issuances of common shares to also repurchase or retire our debt.

When opportunities arise, we make investments in single-tenant office and industrial assets, which we believe will generate favorable returns. We grow our portfolio primarily by (1) buying properties through subsidiaries and leasing them back to the sellers under net-leases, (2) acquiring properties through subsidiaries already subject to net-leases, (3) making mortgage and mezzanine loans through subsidiaries secured by single tenant buildings and (4) providing funds to corporations seeking to raise capital through the sale of their real estate holdings and to developers who are engaged in “build-to-suit” projects for corporate users.

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

First Quarter 2011 Transaction Summary

The following summarizes our significant transactions during the three months ended March 31, 2011.

Sales.
-	We disposed of our interests in six properties to unaffiliated third parties for an aggregate disposition price of approximately $108.9 million.

Investments.
-
We agreed to (1) lend, through a lender subsidiary, up to approximately $18.0 million to fund the construction of a 99,000 square foot office property in Saint Joseph, Missouri and (2) purchase, through a property owner subsidiary, the property upon completion of construction and commencement of a 15-year net lease.

Leasing.
-	Our property owner subsidiaries entered into 14 new leases and lease extensions encompassing approximately 1.7 million square feet.

Financing.
-
We refinanced our existing $220.0 million secured revolving credit facility with a $300.0 million secured revolving credit facility with a maturity date of January 2014, which can be extended at our option to January 2015.

-	Our property owner subsidiaries retired $56.0 million of non-recourse balloon mortgages on five properties.

Subsequent to Quarter End Highlights

-	We made a $14.2 million preferred equity investment in a joint venture formed to acquire a 210,000 square foot office property in Aurora, Illinois for a gross purchase price of $15.9 million.

-
We contracted to (1) lend, through a lender subsidiary, up to approximately $11.8 million to fund the construction of a 70,000 square foot office property in Huntington, West Virginia and (2) purchase, through a property owner subsidiary, the property upon completion of construction and commencement of a 15-year net lease.

-	We acquired, through a property owner subsidiary, a 514,000 square foot industrial facility in Byhalia, Mississippi for $27.5 million, which is net-leased for 15 years.

-	We borrowed $22.0 million on the secured revolving credit facility.

-	We sold our interests in three properties to unaffiliated third parties for an aggregate gross sales price of $8.6 million.

-	We made a $6.9 million non-recourse mezzanine loan to Net Lease Strategic Assets Fund L.P., which bears interest at 15% and matures in March 2018.

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

During the three months ended March 31, 2011, we (1) disposed of interests in six properties for an aggregate gross sale price of $108.9 million and (2) raised $2.1 million from sales of common shares under our direct share purchase plan. These proceeds were primarily used to retire secured indebtedness and fund investments. As of March 31, 2011, we have approximately $295.9 million of borrowing capacity under our revolving credit facility. Also, we have an approximately $225.0 million accordion feature in our credit facility, which can be exercised, with lender’s approval, by providing additional properties as collateral for the borrowing base.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of March 31, 2011, we had $194.9 million of property specific non-recourse mortgage debt maturing during the remainder of 2011 and 2012. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($76.9 million), borrowing capacity on our revolving credit facility ($295.9 million), which expires in 2014, but can be extended by us to 2015, and future cash flow from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

Cash flows from operations as reported in the Condensed Consolidated Statements of Cash Flows decreased to $39.4 million for the three months ended March 31, 2011 from $39.7 million for the three months ended March 31, 2010. The decrease is primarily related to the sales of properties during 2011 and 2010, offset by a decrease in interest payments due to our deleveraging. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants’ leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $53.7 million and $(41.2) million during the three months ended March 31, 2011 and 2010, respectively. Cash used in investing activities related primarily to investments in real estate and loans receivable, an increase in leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings and principal receipts on loans receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled $(68.8) million and $17.3 million during the three months ended March 31, 2011 and 2010, respectively. Cash provided by financing activities related primarily to proceeds from convertible notes, proceeds of mortgages and notes payable, contributions from noncontrolling interests, receipts on forward equity commitment net, the exercise of employee common share options, direct share purchase plan proceeds and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments and preferred shares, principal payments on debt, increase in deferred financing costs and debt amortization payments.

Dividends. Dividends paid to our common and preferred shareholders increased to $23.1 million in the three months ended March 31, 2011, compared to $18.4 million in the three months ended March 31, 2010. We increased our quarterly common dividend paid in 2011 to $0.115 per common share compared to $0.10 per common share per quarter paid in 2010.

UPREIT Structure. As of March 31, 2011, there were 4.3 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $45.5 million based on the closing price of $9.35 per common share on March 31, 2011 and a redemption factor of approximately 1.13.

Financings. On January 28, 2011, we refinanced our secured revolving credit facility with a $300.0 million secured revolving credit facility with KeyBank N.A., as agent. The new facility bears interest at 2.50% plus LIBOR if our leverage ratio, as defined, is less than 50%, 2.85% plus LIBOR if our leverage ratio is between 50% and 60% and 3.10% plus LIBOR if our leverage ratio exceeds 60%. The new facility matures in January 2014 but can be extended to January 2015 at our option. The new revolving credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base consisting of 78 properties as of March 31, 2011. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million (for a total facility size of $525.0 million). As of March 31, 2011, no amounts were outstanding under the secured revolving loan, and we were in compliance with the financial covenants contained in the loan agreement.

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

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the first quarter of 2010, we repurchased $25.5 million original principal amount of these notes. As of March 31, 2011, $62.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes were outstanding.

Results of Operations

Three months ended March 31, 2011 compared with March 31, 2010. The increase in total gross revenues in 2011 of $1.1 million is primarily attributable to an increase in rental revenue of $1.7 million offset by a decrease in tenant reimbursements of $0.4 million.

The decrease in interest and amortization expense of $3.2 million is due to our deleveraging.

Depreciation and amortization decreased $0.5 million, primarily due to the full amortization of lease intangibles. Intangible assets are amortized over a shorter period of time (generally the lease term) than are real estate assets.

The change in debt satisfaction gains (charges), net of $0.8 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

The decrease in property operating expense of $0.2 million is primarily due to a decrease in operating expenses at some of our multi-tenant properties.

General and administrative expense decreased $0.5 million primarily due to a decrease in payroll costs and trustee fees.

Non-operating income increased $0.8 million, which is primarily attributable to interest earned on investments made during 2010.

The increase in the change in value of our forward equity commitment of $3.9 million was primarily due to the increase in the per share price appreciation of our common shares.

The change in the benefit (provision) for income taxes of $2.2 million was primarily the result of the write-off of a deferred tax liability by our wholly owned taxable REIT subsidiary.

The decrease in equity in earnings of non-consolidated entities of $1.2 million is primarily due to an impairment charge of $1.6 million recognized on our investment in a joint venture acquired in the merger with Newkirk Realty Trust, Inc., offset by an increase in earnings on our investment in Net Lease Strategic Assets Fund L.P.

Discontinued operations represent properties sold or held for sale. The reduction in total loss from discontinued operations of $1.4 million is primarily due to an increase in gains on sales of properties of $4.5 million and an increase in income from discontinued operations of $2.5 million, offset by a change in debt satisfaction gains (charges), net of $4.0 million and an increase in impairment charges of $1.6 million.

Net (income) loss attributable to noncontrolling interests changed by $(4.0) million primarily due to a decrease in impairment charges incurred on noncontrolling interest properties.

The reduction in net loss attributable to common shareholders of $9.4 million is due to the items discussed above and a decrease in dividends on our Series C Cumulative Convertible Preferred Shares due to our repurchase and retirement of 15,296 shares during the three months ended March 31, 2011.

The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of March 31, 2011, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Concord Debt Holdings LLC, CDH CDO LLC and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender’s sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $4.1 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $0 and $90.0 million as of March 31, 2011 and 2010, respectively, which represented 0% and 4.5% of total long-term indebtedness, respectively. During the three months ended March 31, 2011 and 2010, our variable-rate indebtedness had a weighted average interest rate of 3.1%. Had the weighted average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2011 and 2010 would have been increased by approximately six thousand and $0.4 million, respectively. As of March 31, 2011 and 2010, our consolidated fixed-rate debt was approximately $1.7 billion and $1.9 billion, respectively, which represented 100.0% and 95.5%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2011 and are indicative of the interest rate environment as of March 31, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt is $1.6 billion as of March 31, 2011.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. Currently, we have one interest rate swap agreement.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on form 10-K filed on February 28, 2011, except for the following:

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08)

On June 30, 2006, one of our property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc., which we refer to as Deutsche Bank, (1) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.4 million, which we refer to as the Farmington Hills claim and (2) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.7 million, which we refer to as the Antioch claim. Under the terms of the agreements covering the sale of the claims, which were guaranteed by us, the property owner subsidiaries are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. We assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by us that the objections were without merit, the holders of the claims, without our consent, settled the allowed amount of the claims at $6.5 million for the Farmington Hills claim and $7.2 million for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $0.8 million plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by us, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1.2 million plus interest and expenses.

Together with the property owner subsidiaries, we answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the defendants and the plaintiffs filed motions for summary judgment and related opposing and supporting motions. On November 22, 2010, the court ruled in favor of the plaintiffs on their motion for summary judgment. The court referred the issue of damages to a special referee to determine the value of plaintiffs’ participation in the preferred share rights offering and a settlement pool for allowed ineligible unsecured claims so as to be taken into consideration with respect to computation of damages, if any.

We filed a notice of appeal and intend to appeal the court’s ruling if the special referee determines there are damages.  The special referee, upon our request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. The plaintiffs filed a motion to vacate the discovery order issued by the special referee.  The motion to vacate has not been fully briefed and decided by the court.

We intend to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in the preferred share rights offering and certain settlement pools, (3) the contract language that supports the plaintiff’s position was specifically negotiated out of the agreement covering the sale of the claims and (4) the plaintiffs have no damages.

Experian Information Solutions, Inc. v. Lexington Allen L.P., Lexington Allen Manager LLC and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division – Civil Action No. 4:10cv144)

On March 29, 2010, Experian Information Solutions, Inc., which we refer to as Experian, filed a complaint against Lexington Allen L.P., a wholly owned subsidiary of NLS, and us for breach of lease agreement, fraud/fraudulent inducement, claim under Section 91.004 of the Texas Property Code (breach of lease and ability to obtain a lien on other landlord non-exempt property), promissory estoppel, quantum meruit and Lexington Allen L.P. was our "alter-ego" and we were a joint venture with Lexington Allen L.P., in connection with the alleged failure of Lexington Allen L.P. to fund up to $5.9 million of tenant improvements. On May 5, 2010, we filed a motion to dismiss the complaint. On May 21, 2010, Experian filed an amended complaint, adding Lexington Allen Manager LLC as a defendant, and an opposition to our motion to dismiss. On June 7, 2010, we filed another motion to dismiss and on June 24, 2010, Experian filed an opposition to our motion to dismiss. Our motion to dismiss was denied and we answered the amended complaint on October 22, 2010.

On October 29, 2010, Experian filed a motion for summary judgment with respect to the breach of contract claim against Lexington Allen L.P., which has been briefed by the applicable parties. A mediation on November 5, 2010 was unsuccessful. On January 24, 2011, we filed a motion for summary judgment for all claims against us. Lexington Allen L.P. and Lexington Allen Manager LLC also filed a motion for summary judgment with respect to all claims other than the breach of contract claim.  The magistrate judge issued a report and recommendation to the district court judge on each of the summary judgment motions recommending a finding (1) for Experian with respect to the breach of contract claim, (2) for Lexington Allen L.P. and Lexington Allen Manager with respect to the fraudulent inducement, promissory estoppel and quantum meruit claims, and (3) for us with respect to the fraudulent inducement, promissory estoppel and quantum meruit claims.  Lexington Allen L.P. and Lexington Allen Manager LLC filed an opposition to the magistrate judge’s report and recommendation with respect to (1) the breach of contract claim recommendation and (2) the recommendation that summary judgment not be granted for Lexington Allen L.P. and Lexington Allen Manager LLC with respect to the fraud in the performance/omission claim and claim under Section 91.004 of the Texas Property Code. Subsequent to quarter end, the district court judge adopted all of the magistrate judge’s recommendations.

On May 4, 2011, the parties agreed to a full settlement contingent upon the payment by Lexington Allen L.P. of $6.9 million to an affiliate of Experian. The payment was made by Lexington Allen L.P. on May 5, 2011.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on February 28, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2011 pursuant to publically announced repurchase plans:

Issuer Purchases of Equity Securities

Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)

January 1 - 31, 2011	-	$-	-	1,056,731
February 1 - 28, 2011	-	$-	-	1,056,731
March 1 – 31, 2011	-	$-	-	1,056,731
First quarter 2011	-	$-	-	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits

Exhibit No.		Description

3.1	—
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

10.22	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.23	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.24	—	Registration Rights Agreement, dated as of December 31, 2006, between the Company and Michael L. Ashner (filed as Exhibit 10.10 to the 01/08/07 8-K)(1)
10.25	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.26	—
Registration Rights Agreement, dated as of January 29, 2007, among the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.27	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.28	—
Second Amendment and Restated Limited Partnership Agreement of Net Lease Strategic Assets fund L.P. (“NLSAF”), dated as of February 20, 2008, among LMLP GP LLC, the Company (as successor by merger) Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008) (1)

10.29	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.30	—	Funding Agreement dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to Company’s Current Report on Form 8-K filed on July 24, 2006)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management Contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date: May 9, 2011	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President

Date: May 9, 2011	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President
and Treasurer