Form 10-Q
period 2011-06-30
LEXINGTON REALTY TRUST
filed 2011-08-08
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011.

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest practicable date: 157,873,698 common shares, par value $0.0001 per share on August 2, 2011.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2011 (unaudited) and December 31, 2010
(In thousands, except share and per share data)

	2011	2010
Assets:
Real estate, at cost	$3,199,804	$3,363,586
Investments in real estate under construction	7,251	11,258
Less: accumulated depreciation and amortization	602,004	601,239
	2,605,051	2,773,605
Property held for sale – discontinued operations	12,143	7,316
Intangible assets, net	192,083	203,495
Cash and cash equivalents	64,149	52,644
Restricted cash	30,304	26,644
Investment in and advances to non-consolidated entities	100,700	72,480
Deferred expenses, net	46,072	39,912
Loans receivable, net	112,987	88,937
Rent receivable – current	7,255	7,498
Rent receivable – deferred	7,825	6,293
Other assets	61,057	56,172
Total assets	$3,239,626	$3,334,996
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,415,968	$1,481,216
Exchangeable notes payable	61,770	61,438
Convertible notes payable	104,180	103,211
Trust preferred securities	129,120	129,120
Dividends payable	24,320	23,071
Liabilities – discontinued operations	5,123	3,876
Accounts payable and other liabilities	54,412	51,292
Accrued interest payable	12,218	13,989
Deferred revenue - below market leases, net	84,827	96,490
Prepaid rent	18,358	15,164
	1,910,296	1,978,867
Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $103,995 and $104,760; and 2,079,904 and 2,095,200 shares issued and outstanding in 2011 and 2010, respectively	101,035	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 157,522,107 and 146,552,589 shares issued and outstanding in 2011 and 2010, respectively	16	15
Additional paid-in-capital	2,035,721	1,937,942
Accumulated distributions in excess of net income	(1,094,614)	(985,562)
Accumulated other comprehensive income (loss)	670	(106)
Total shareholders’ equity	1,268,917	1,280,156
Noncontrolling interests	60,413	75,973
Total equity	1,329,330	1,356,129
Total liabilities and equity	$3,239,626	$3,334,996

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and six months ended June 30, 2011 and 2010
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gross revenues:
Rental	$73,749	$72,567	$147,505	$144,650
Advisory and incentive fees	1,151	201	1,447	615
Tenant reimbursements	7,775	7,797	16,386	16,823
Total gross revenues	82,675	80,565	165,338	162,088
Expense applicable to revenues:
Depreciation and amortization	(41,880)	(38,839)	(81,127)	(78,574)
Property operating	(16,348)	(16,332)	(33,464)	(33,576)
General and administrative	(5,540)	(4,939)	(10,987)	(10,910)
Non-operating income	2,833	2,819	5,831	5,045
Interest and amortization expense	(26,953)	(30,280)	(53,967)	(60,507)
Debt satisfaction gains (charges), net	(10)	—	9	(762)
Change in value of forward equity commitment	(445)	(1,617)	5,548	460
Impairment charges and loan losses	(53,638)	(6,879)	(53,638)	(6,879)
Loss before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(59,306)	(15,502)	(56,457)	(23,615)
Benefit (provision) for income taxes	(231)	(605)	1,293	(1,241)
Equity in earnings of non-consolidated entities	7,600	5,368	11,599	10,606
Loss from continuing operations	(51,937)	(10,739)	(43,565)	(14,250)
Discontinued operations:
Income (loss) from discontinued operations	381	101	1,289	(1,545)
Provision for income taxes	(6)	(13)	(9)	(18)
Debt satisfaction gains (charges), net	—	—	(603)	3,385
Gains on sales of properties	170	52	5,069	498
Impairment charges	(5,565)	(19,102)	(35,131)	(47,097)
Total discontinued operations	(5,020)	(18,962)	(29,385)	(44,777)
Net loss	(56,957)	(29,701)	(72,950)	(59,027)
Less net loss attributable to noncontrolling interests	12,699	5,600	11,253	8,159
Net loss attributable to Lexington Realty Trust shareholders	(44,258)	(24,101)	(61,697)	(50,868)
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(3,180)	(3,180)
Dividends attributable to preferred shares – Series C	(1,690)	(1,703)	(3,380)	(3,405)
Dividends attributable to preferred shares – Series D	(2,925)	(2,925)	(5,851)	(5,851)
Dividends attributable to non-vested common shares	(76)	(60)	(155)	(123)
Redemption discount – Series C	—	—	86	—
Net loss attributable to common shareholders	$(50,539)	$(30,379)	$(74,177)	$(63,427)
Loss per common share–basic and diluted:
Loss from continuing operations	$(0.30)	$(0.14)	$(0.31)	$(0.22)
Loss from discontinued operations	(0.03)	(0.09)	(0.19)	(0.28)
Net loss attributable to common shareholders	$(0.33)	$(0.23)	$(0.50)	$(0.50)
Weighted-average common shares outstanding–basic and diluted	151,526,956	133,141,084	148,866,015	127,339,144
Amounts attributable to common shareholders:
Loss from continuing operations	$(45,769)	$(17,864)	$(45,242)	$(28,348)
Loss from discontinued operations	(4,770)	(12,515)	(28,935)	(35,079)
Net loss attributable to common shareholders	$(50,539)	$(30,379)	$(74,177)	$(63,427)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and six months ended June 30, 2011 and 2010
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net loss	$(56,957)	$(29,701)	$(72,950)	$(59,027)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	—	—	—	(740)
Change in unrealized gain (loss) on interest rate swap, net	144	(451)	776	(722)
Other comprehensive income (loss)	144	(451)	776	(1,462)
Comprehensive loss	(56,813)	(30,152)	(72,174)	(60,489)
Comprehensive loss attributable to noncontrolling interests	12,699	5,600	11,253	8,159
Comprehensive loss attributable to Lexington Realty Trust shareholders	$(44,114)	$(24,552)	$(60,921)	$(52,330)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Six months ended June 30, 2011 and 2010
(Unaudited and in thousands)

Six Months ended June 30, 2011		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,356,129	$327,867	$15	$1,937,942	$(985,562)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	1,077	—	—	(1,077)
Repurchase of preferred shares	(657)	(743)	—	—	86	—	—
Issuance of common shares and amortization of deferred compensation costs, net	96,703	—	1	96,702	—	—	—
Dividends/distributions	(50,671)	—	—	—	(47,441)	—	(3,230)
Comprehensive income (loss):
Net loss	(72,950)	—	—	—	(61,697)	—	(11,253)
Other comprehensive income:
Change in unrealized gain on interest rate swap, net	776	—	—	—	—	776	—
Other comprehensive income	776
Comprehensive loss	(72,174)
Balance June 30, 2011	$1,329,330	$327,124	$16	$2,035,721	$(1,094,614)	$670	$60,413

Six Months ended June 30, 2010		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2009	$1,297,236	$327,867	$12	$1,750,979	$(870,862)	$673	$88,567
Contributions from noncontrolling interests	883	—	—	—	—	—	883
Redemption of noncontrolling OP units for common shares	—	—	—	687	—	—	(687)
Issuance of Convertible Notes	13,134	—	—	13,134	—	—	—
Issuance of common shares and amortization of deferred compensation costs, net	78,590	—	1	78,589	—	—	—
Dividends/distributions	(40,911)	—	—	—	(39,189)	—	(1,722)
Comprehensive loss:
Net loss	(59,027)	—	—	—	(50,868)	—	(8,159)
Other comprehensive loss:
Change in unrealized gain on foreign currency translation, net	(740)	—	—	—	—	(740)	—
Change in unrealized loss on interest rate swap, net	(722)	—	—	—	—	(722)	—
Other comprehensive loss	(1,462)
Comprehensive loss	(60,489)
Balance June 30, 2010	$1,288,443	$327,867	$13	$1,843,389	$(960,919)	$(789)	$78,882

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2011 and 2010
(Unaudited and in thousands)

	2011	2010
Net cash provided by operating activities:	$79,432	$72,414
Cash flows from investing activities:
Investment in real estate, including intangible assets	(70,372)	(23,326)
Net proceeds from sale of properties	86,843	3,547
Principal payments received on loans receivable	3,549	2,274
Investment in loans receivable	(30,535)	(28,713)
Investments in and advances to non-consolidated entities	(19,940)	—
Distributions from non-consolidated entities in excess of accumulated earnings	140	1,356
Increase in deferred leasing costs	(9,246)	(3,049)
Change in escrow deposits and restricted cash	(3,799)	(3,697)
Real estate deposits	(332)	(655)
Net cash used in investing activities	(43,692)	(52,263)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(46,192)	(37,995)
Repurchase of exchangeable notes	—	(25,493)
Proceeds from convertible notes	—	115,000
Principal amortization payments	(20,072)	(20,681)
Principal payments on debt, excluding normal amortization	(61,266)	(115,228)
Change in revolving credit facility borrowing, net	—	(7,000)
Increase in deferred financing costs	(4,213)	(5,155)
Proceeds of mortgages and notes payable	15,000	48,450
Contributions from noncontrolling interests	—	883
Cash distributions to noncontrolling interests	(3,230)	(1,722)
Repurchase of preferred shares	(657)	—
Receipts on forward equity commitment, net	857	738
Exercise of employee common share options	777	—
Issuance of common shares, net	90,573	70,698
Direct share purchase plan proceeds	4,188	5,519
Net cash (used in) provided by financing activities	(24,235)	28,014
Change in cash and cash equivalents	11,505	48,165
Cash and cash equivalents, at beginning of period	52,644	53,865
Cash and cash equivalents, at end of period	$64,149	$102,030

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011 and 2010
(Unaudited and dollars in thousands, except per share/unit data)

(1)	The Company
Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, manages and provides financing for a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of June 30, 2011, the Company had equity interests in approximately 185 consolidated properties in 39 states. The real properties in which the Company has an equity interest are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company's property owner subsidiary is responsible for certain or all operating expenses.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”), (3) through a wholly-owned TRS or (4) through investments in joint ventures. Property owner subsidiaries are landlords under leases and/or borrowers under loan agreements and lender subsidiaries are lenders under loan agreements, but in all cases are separate and distinct legal entities.

The unaudited condensed consolidated financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of the Company's operations and financial position, reference is made to the consolidated financial statements (including the notes thereto) previously filed with the Securities and Exchange Commission ("SEC") on February 28, 2011 as part of the Company's Annual Report on Form 10-K for the year ended December 31, 2010 (the “Annual Report”).

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under appropriate GAAP.

If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

Consolidated Variable Interest Entities. The Company's consolidated VIEs were determined to be VIEs primarily because the entities' equity holders' obligation to absorb losses is protected or their equity investment at risk is not sufficient to permit the entities to finance their activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs because it has a controlling financial interest in the entities.

The Company determined that a wholly-owned entity which owns an office building in Greenville, South Carolina is a VIE and is consolidated by the Company as the entity's obligation to absorb losses is protected. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not for less than $10,710 and not for greater than $11,550. If the tenant does not exercise the purchase option, the Company has the right to require the tenant to purchase the property for $10,710.

Non-Consolidated Variable Interest Entities. At June 30, 2011 and December 31, 2010, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company determined that Concord Debt Holdings LLC and related entities are VIEs. The Company's carrying value of certain of these investments is zero and the Company has no obligation to fund future operations (see note 9). The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs. The Company is obligated to fund certain amounts as discussed in note 4.

Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820") to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk.

Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period.

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

Impairment of Equity Method Investments. On a quarterly basis, the Company assesses whether there are indicators that the value of its equity method investments may be impaired. An impairment charge is recognized only if the Company determines that a decline in the value of the investment below its carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about the Company's intent and ability to recover its investment given the nature and operations of the underlying investment, including the level of the Company's involvement therein, among other factors. To the extent an impairment is deemed to be other-than-temporary, the loss is measured as the excess of the carrying amount of the investment over the estimated fair value of the investment.

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding loan loss charge.

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate, the Company reflects such loan receivable as an equity investment in real estate under construction in the unaudited condensed consolidated balance sheets. In these cases, no interest income is recorded on the loan receivable and the Company records capitalized interest during the construction period.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of June 30, 2011, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the unaudited condensed consolidated financial statements.

Reclassifications. Certain amounts included in the 2010 unaudited condensed consolidated financial statements have been reclassified to conform to the 2011 presentation.

Recently Issued Accounting Guidance. In January 2010, the FASB issued an accounting standard that added new requirements for disclosures about transfers into and out of Level 1 and Level 2 fair value measurements and additional disclosures about the activity within Level 3 fair value measurements. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

In July 2010, the FASB issued guidance that significantly expands the disclosures about the credit quality of financing receivables and the allowance for credit losses. The disclosures as of the end of the reporting period (such as accounting policies, ending balances of allowance for credit losses and credit quality indicators) were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period (such as modifications and roll forward of allowance for credit losses) were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

(3)	Earnings Per Share

The Company's non-vested share-based payment awards are considered participating securities and as such, the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2011 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
BASIC AND DILUTED
Loss from continuing operations attributable to common shareholders	$(45,769)	$(17,864)	$(45,242)	$(28,348)
Loss from discontinued operations attributable to common shareholders	(4,770)	(12,515)	(28,935)	(35,079)
Net loss attributable to common shareholders	$(50,539)	$(30,379)	$(74,177)	$(63,427)
Weighted-average number of common shares outstanding	151,526,956	133,141,084	148,866,015	127,339,144
Loss per common share:
Loss from continuing operations	$(0.30)	$(0.14)	$(0.31)	$(0.22)
Loss from discontinued operations	(0.03)	(0.09)	(0.19)	(0.28)
Net loss attributable to common shareholders	$(0.33)	$(0.23)	$(0.50)	$(0.50)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

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

(4)	Investments in Real Estate and Real Estate Under Construction

The Company acquired the following operating properties in separate transactions during the six months ended June 30, 2011:

							Lease Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value	Customer Relationships Value
Industrial	Byhalia, MS	May 2011	$27,492	03/2026	$1,005	$21,483	$4,097	$907
Office	Rock Hill, SC	May 2011	$7,395	08/2021	$551	$4,313	$1,853	$678
Office (1)	Allen, TX	May 2011	$36,304	03/2018	$5,591	$21,607	$5,127	$3,979
Industrial (2)	Shelby, NC	June 2011	$23,470	05/2031	$1,421	$18,917	$2,712	$420
			$94,661		$8,568	$66,320	$13,789	$5,984

(1) The Company acquired the property from Net Lease Strategic Assets Fund L.P. pursuant to a purchase option.
(2) The Company funded the construction of the property commencing in 2010.
The Company recognized aggregate acquisition expenses of $124 for the six months ended June 30, 2011, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.

The Company, through a lender subsidiary and a property owner subsidiary, has entered into acquisition, development and construction arrangements whereby the lender subsidiaries lend funds to construct build-to-suit properties and the property owner subsidiaries agree to purchase the properties upon completion of construction and commencement of a tenant lease. When the Company anticipates that it will indirectly participate in residual profits through the loan provisions and other contracts, the Company records the loan as an investment in real estate under construction. As of June 30, 2011, the Company had the following acquisition, development and construction arrangements outstanding:

Location	Property Type	Square Feet	Maximum Loan Committment	Estimated Purchase Price	Lease Term (Years)	Estimated Completion Date
Saint Joseph, MO	Office	99,000	$17,991	$17,991	15	2Q 12
Huntington, WV	Office	70,000	$11,826	$13,000	15	4Q 11
Shreveport, LA	Industrial	257,000	$2,520	$13,064	10	2Q 12
		426,000	$32,337	$44,055
The Company has variable interests in the developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of June 30, 2011, the Company's investment in these arrangements is $7,251, which includes $56 of interest capitalized during the six months ended June 30, 2011, and is presented as investment in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

In February 2010, the Company, through a property owner subsidiary, purchased an adjacent land parcel and parking lot in a sale/leaseback transaction with an existing tenant, Nevada Power Company, for $3,275. The Company's property owner subsidiary financed the purchase of the parking lot with a $2,450 non-recourse mortgage note that matures in September 2014 and bears interest at 7.5%. In connection with the transaction, the Nevada Power Company's lease on the existing property was extended from January 2014 to January 2029.

(5)	Sales of Real Estate and Discontinued Operations

During the six months ended June 30, 2011, the Company disposed of its interests in 11 properties to unrelated third parties for an aggregate gross disposition price of $121,878, which includes the assumption of $28,648 of non-recourse mortgage debt and seller financing of $3,003. The Company recognized an aggregate gain on sales of properties of $5,069 and debt satisfaction charges of $603 as a result of these sales during the six months ended June 30, 2011. During the six months ended June 30, 2010, the Company sold its interests in five properties to unrelated third parties for an aggregate gross disposition price of $42,327, which includes the assumption of $38,101 of non-recourse mortgage debt. The Company recognized an aggregate gain on sales of properties of $498 and debt satisfaction gains of $3,385 during the six months ended June 30, 2010. As of June 30, 2011, the Company had three properties classified as held for sale.
The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total gross revenues	$526	$6,819	$2,594	$14,815
Pre-tax loss, including gains on sale	$(5,014)	$(18,949)	$(29,376)	$(44,759)

(6)	Impairment of Real Estate

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value.

During the six months ended June 30, 2011 and 2010, the Company recognized aggregate impairment charges of $53,638 and $2,955, respectively, on real estate assets classified in continuing operations. Of the $53,638 in impairment charges recognized in 2011, $25,500 relates to a property in which the Company has a 55% ownership interest. Accordingly, the noncontrolling partner's share of this impairment is $11,478 and is reflected in net loss attributable to noncontrolling interests in the unaudited condensed consolidated statement of operations. The Company has explored the possible disposition of some non-core retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values.

During the six months ended June 30, 2011 and 2010, the Company recognized $35,131 and $47,097, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately sold or are anticipated to be sold below their carrying value.

During 2010, the Company recognized an other-than-temporary impairment of $168 on a bond investment secured by real estate assets.

(7)	Loans Receivable

As of June 30, 2011 and December 31, 2010, the Company's loans receivable, including accrued interest and net of origination fees and loan losses, are comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $112,987 and $88,937, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 18.5% and mature at various dates between 2011 and 2022.
In the second quarter of 2011, the Company, through a lender subsidiary, made a $10,000 mezzanine loan secured by a 100% pledge of all equity interests in the entities which own two, to-be-constructed distribution facilities. The loan matures in June 2013 and has an interest rate of 15.0% for the first year and 18.5% for the second year.
During the first quarter of 2011, the Company, through a lender subsidiary, loaned $3,003 to the buyer in connection with the sale for $3,650 of a vacant industrial property. The loan is secured by the property, bears interest at 7.8% and matures in January 2013.

During 2010, the Company, through a lender subsidiary, commenced funding a 15.0%, $16,860 mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which matures January 15, 2012 but can be extended one additional year by the borrower for a 50 basis point fee. The property is net-leased from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition, the lender subsidiary is obligated to lend an additional $1,675 through January 2012 upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the lender subsidiary will become obligated to lend an additional $12,199 for tenant improvement costs.
During 2010, the Company, through a lender subsidiary, made a $17,000 mezzanine loan to entities which, collectively, owned five medical facilities. The mezzanine loan is (i) guaranteed by a parent entity and principal, (ii) principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (iii) matures in December 2011 and (iv) required payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, resulting in $9,500 outstanding at June 30, 2011.

The Company has two types of financing receivables: loans receivable and a capitalized financing lease. The Company determined that its financing receivables operate within one portfolio segment as they are both within the same industry and use the same impairment methodology. The Company's loans receivable are secured by commercial real estate assets and the capitalized financing lease is for a commercial office property located in Greenville, South Carolina. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2011, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding other than the loan secured by a property in Wilsonville, Oregon.

During 2010, the Company recorded a loan loss of $3,756 on a loan receivable secured by the property in Wilsonville, Oregon. In October 2010, the Company entered into a loan modification agreement with the borrower. In accordance with the terms of the modification agreement, in addition to other provisions, monthly payments are interest only through maturity, the maturity was accelerated from July 2015 to December 2012 and the Company agreed to a discounted payoff prior to maturity. During the quarter ended June 30, 2011, the borrower defaulted on the loan and the Company is anticipating a deed-in-lieu of foreclosure proceedings. During 2011, the Company recognized $290 of interest income relating to the impaired loan and the loan had an average recorded investment value of $6,860. At June 30, 2011, the impaired loan receivable had a net carrying value of $6,860 and a contractual unpaid principal balance of $10,616.

(8)	Fair Value Measurements

The following table presents the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Forward purchase equity asset	$32,264	$—	$32,264	$—
Interest rate swap liability	$(4,503)	$—	$(4,503)	$—
Impaired real estate assets*	$123,940	$—	$—	$123,940
*Represents a non-recurring fair value measurement, see note 6.

The following table presents the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of December 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Forward purchase equity asset	$27,574	$—	$27,574	$—
Interest rate swap liability	$(5,280)	$—	$(5,280)	$—
Impaired real estate assets*	$235	$—	$—	$235
Impaired loan receivable*	$6,860	$—	$—	$6,860
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$112,987	$99,271	$88,937	$75,868
Liabilities
Debt	$1,711,038	$1,608,218	$1,774,985	$1,614,626

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company's common share price but also on other observable inputs.

The majority of the inputs used to value the Company's interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2011 and December 31, 2010, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

The Company estimates the fair value of its real estate assets by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

The Company estimates the fair values of its loans receivable by using an estimated discounted cash flow analysis consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use and/or the estimated value of the underlying collateral. The fair value of the Company's debt is estimated by using a discounted cash flow analysis, based upon estimates of market interest rates.

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

Cash Equivalents, Restricted Cash, Accounts Receivable and Accounts Payable. The Company estimates that the fair value of cash equivalents, restricted cash, accounts receivable and accounts payable approximates carrying value due to the relatively short maturity of the instruments.

(9)	Investment in and Advances to Non-Consolidated Entities
Pemlex LLC. In April 2011, the Company made a $14,180 noncontrolling, preferred equity investment in a joint venture, Pemlex LLC, formed to acquire a 210,000 square foot office property in Aurora, Illinois. The property was purchased by a consolidated subsidiary of the joint venture for a gross purchase price of $15,900. The property is net-leased to a single tenant through September 2017. The Company is entitled to a 15.0% internal rate of return, including a 9.6% current annual preferred return, on its investment.

The Company determined that Pemlex LLC was not a VIE. The Company recorded its investment under the equity method of accounting as it is not the controlling managing member of the entity. During the second quarter of 2011, the Company recognized $681 equity in income from non-consolidated entities relating to its share of income from Pemlex LLC based upon the hypothetical liquidation of book value method.

Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company own 85% and 15%, respectively, of NLS's common equity, and the Company owns 100% of NLS's preferred equity.

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

The Company's wholly-owned TRS, Lexington Realty Advisors, Inc. (“LRA”), has entered into a management agreement with NLS, whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

The following is summary historical cost basis selected balance sheet data as of June 30, 2011 and December 31, 2010 and statement of operations data for the three and six months ended June 30, 2011 and 2010 for NLS:

	6/30/11	12/31/10
Real estate, including intangibles, net	$597,078	$647,094
Cash, including restricted cash	8,299	11,207
Mortgages and notes payable	264,084	302,517
Noncontrolling preferred interest	188,479	183,896
Partners’ capital	158,193	169,275

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Total gross revenues	$15,871	$15,364	$32,297	$30,901
Depreciation and amortization	(8,374)	(9,635)	(17,019)	(19,270)
Interest expense	(4,584)	(4,751)	(9,164)	(9,527)
Gain on sale of property	2,732	—	2,732	—
Other expenses, net	(2,570)	(1,028)	(4,097)	(1,827)
Net income (loss)	$3,075	$(50)	$4,749	$277

During the six months ended June 30, 2011 and 2010, the Company recognized $10,016 and $9,551, respectively, of equity in income relating to NLS based upon the hypothetical liquidation of book value method. The initial difference between the assets contributed to NLS and the fair value of the Company's initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS's assets. During the six months ended June 30, 2011 and 2010, the Company recorded earnings of $1,813 and $1,818, respectively, related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying unaudited condensed consolidated statements of operations.
On May 5, 2011, the Company made a $6,875 non-recourse mezzanine loan to NLS that bore interest at 15% per annum, matured in March 2018 and was secured by NLS's interest in Lexington Allen Manager LLC and Lexington Allen L.P. (the entities that own the Allen, Texas property). On May 31, 2011, the Company exercised a related purchase option and acquired the Allen, Texas property through the assumption of the $30,582 first mortgage and $6,875 mezzanine loan secured by the property.

In May 2011, the Company loaned, at a 7.4% interest rate, a NLS entity $13,202 to satisfy a non-recourse mortgage balloon payment. The loan was repaid in full in July 2011.

The Company loaned a NLS entity $7,614 during 2010 to satisfy a non-recourse mortgage balloon payment. The loan bore interest at 6.9% and was repaid in full in July 2011.
The NLS partnership agreement provides each partner with a right of first offer and a buy/sell right beginning on February 20, 2012.  Any notice must specify a price to sell the properties (or in the case of the buy/sell, to also buy the properties).  The other partner must elect to buy the properties (or in the case of the buy/sell, to sell the properties) at that specified price.  The Company intends to exercise the buy/sell right on February 20, 2012.

Concord Debt Holdings LLC (“Concord”), Lex-Win Concord LLC (“Lex-Win Concord”), CDH CDO LLC and LW Sofi LLC. On December 31, 2006 in connection with the merger with Newkirk Realty Trust, Inc. (“Newkirk”), the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord. During 2008, a wholly-owned subsidiary of Inland America Real Estate Trust (“Inland Concord”) was admitted to Concord as a preferred member. During 2009, the Company reduced its investment in Lex-Win Concord to zero through impairment charges.

During 2010, Concord was restructured upon the effectiveness of a settlement agreement with Inland Concord. As a result of the restructuring (i) Lex-Win Concord was dissolved, (ii) Concord is now owned equally by subsidiaries of the Company, Winthrop and Inland Concord and (iii) a new entity, CDH CDO LLC (“CDH CDO”), was created. The new entity purchased Concord Real Estate CDO 2006-1 LTD from Concord with funds contributed by Inland Concord. CDH CDO is also owned equally by subsidiaries of the Company, Winthrop and Inland Concord. The Company made no additional contributions and did not recognize any income or loss as a result of the restructuring. The Company's investment in these ventures was initially valued at zero and the Company recognizes future income on the cash basis. During the three months ended June 30, 2011, the Company received distributions of $258 from Lex-Win Concord and $621 from Concord, which were recorded as equity in earnings of non-consolidated entities.

In June 2011, the Company formed an equally owned joint venture with Winthrop, LW Sofi LLC, to acquire the economic interest in a mezzanine loan owned by Concord. The Company recorded the $5,760 contribution to the joint venture in investments in and advances to non-consolidated entities. The Company will only recognize earnings on this investment to the extent of cash receipts.

The Company determined that Concord, CDH CDO and LW Sofi LLC are variable interest entities as the equity at risk is not sufficient to finance the entity's activities; however, the Company is not the primary beneficiary as it does not have a controlling financial interest in these entities.

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

(10)	Mortgages and Notes Payable
On January 28, 2011, the Company refinanced its secured revolving credit facility with a $300,000 secured revolving credit facility with KeyBank N.A. (“KeyBank”), as agent. The new facility bears interest at 2.50% plus LIBOR if the Company's leverage ratio, as defined, is less than 50%, 2.85% plus LIBOR if the Company's leverage ratio is between 50% and 60% and 3.10% plus LIBOR if the Company's leverage ratio exceeds 60%. The new facility matures in January 2014 but can be extended to January 2015, at the Company's option. The new revolving credit facility is secured by ownership interest pledges and guarantees by certain of the Company's subsidiaries that in the aggregate own interests in a borrowing base consisting of 78 properties. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 (for a total facility size of $525,000). The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of June 30, 2011, no amounts were outstanding under the secured revolving credit facility and the available borrowing under the secured credit facility was $300,000 less outstanding letters of credit of $4,109. In connection with the refinancing, the Company incurred aggregate financing costs of $3,941 as of June 30, 2011. The secured revolving credit facility is subject to financial covenants which the Company was in compliance with at June 30, 2011.

The Company has $25,000 and $35,551 secured term loans with KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. These secured term loans contain financial covenants which the Company was in compliance with as of June 30, 2011. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.9196% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($4,503 and $5,280 at June 30, 2011 and December 31, 2010, respectively). The fair value of the swap at inception was accounted for as a discount on the debt and is being amortized as additional interest expense over the term of the loans. The remaining unamortized discount was $1,693 and $2,183 at June 30, 2011 and December 31, 2010, respectively.

During the first quarter of 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 141.1383 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $7.09 per common share. The initial conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events.
During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes can be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes are exchangeable by the holders into common shares at a current price of $19.49 per share, subject to adjustment upon certain events, including increases in the Company's rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeds the principal amount of the note, either cash or common shares at the Company's option. During 2010, the Company repurchased $25,500 original principal amount of the notes for cash payments of $25,493. This resulted in debt satisfaction charges, net of $760, including write-offs of $768 of the debt discount and deferred financing costs.

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Principal amount of debt component	$115,000	$115,000	$62,150	$62,150
Unamortized discount	(10,820)	(11,789)	(380)	(712)
Carrying amount of debt component	$104,180	$103,211	$61,770	$61,438
Carrying amount of equity component	$13,134	$13,134	$20,293	$20,293
Effective interest rate	8.1%	7.5%	7.0%	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	01/2012	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$33,188	$14,036	—	—

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2011	2010	2011	2010
6.00% Convertible Guaranteed Notes
Coupon interest	$1,725	$1,725	$3,450	$2,958
Discount amortization	484	484	969	808
	$2,209	$2,209	$4,419	$3,766
5.45% Exchangeable Guaranteed Notes
Coupon interest	$847	$847	$1,694	$1,820
Discount amortization	166	166	332	357
	$1,013	$1,013	$2,026	$2,177

During the six months ended June 30, 2011 and 2010, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction gains (charges), net of $9 and $(2), respectively, including discontinued operations.

(11)	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.

Cash Flow Hedges of Interest Rate Risk. The Company's objectives in using interest rate derivatives are to add stability to interest expense, to manage its exposure to interest rate movements and therefore manage its cash outflows as it relates to the underlying debt instruments. To accomplish this objective, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

As of June 30, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,551

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of June 30, 2011, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$36,289

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company's option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retains the cash dividends paid on the common shares; however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company's third-party consultant determined the fair value of the equity commitment to be $32,264 and $27,574 at June 30, 2011 and December 31, 2010, respectively, and the Company recognized earnings during the six months ended June 30, 2011 and 2010 of $5,548 and $460, respectively, primarily relating to the increase in the fair value of the common shares held as collateral.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(4,503)	Accounts Payable and Other Liabilities	$(5,280)
Derivatives not designated as hedging instruments
Forward Purchase Equity Commitment	Other Assets	$32,264	Other Assets	$27,574

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2011	2010		2011	2010
Interest Rate Swap	$(649)	$(2,161)	Interest expense	$1,425	$1,439

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative June 30,
Hedging Instruments	Income on Derivative	2011	2010
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$5,548	$460

The Company's agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2011, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at June 30, 2011, it would have been required to settle its obligations under the agreements at the termination value of $4,709, which includes accrued interest.

The Company's forward purchase equity commitment contains default provisions, which, if triggered, would require the Company to settle the contract. The amount required to settle the contract at June 30, 2011 was $4,024.

(12)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2011 and 2010, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(13)	Equity

Shareholders' Equity:

During the six months ended June 30, 2011 and 2010, the Company issued 10,515,548 and 11,736,433 common shares, respectively, through public offerings and under its direct share purchase plan, raising net proceeds of approximately $94,761 and $76,217, respectively. The proceeds were primarily used to fund investments and retire indebtedness.

During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

Accumulated other comprehensive income (loss) as of June 30, 2011 and December 31, 2010 represented $670 and $(106), respectively, of unrealized gain (loss) on an interest rate swap.

Noncontrolling Interests:

In conjunction with several of the Company's acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable for approximately 1.13 common shares, subject to future adjustments.

During the six months ended June 30, 2011 and 2010, 172,130 OP units and 112,620 OP units, respectively, were redeemed or repurchased by the Company for an aggregate value of $1,077 and $687, respectively.

As of June 30, 2011, there were approximately 4,208,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months ended June 30,
	2011	2010
Net loss attributable to Lexington Realty Trust shareholders	$(61,697)	$(50,868)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,077	687
Change from net loss attributable to shareholders and transfers from noncontrolling interests	$(60,620)	$(50,181)

(14)	Related Party Transactions

In addition to related party transactions discussed elsewhere in this Quarterly Report and in the Annual Report, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder's status as a REIT.

(15)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties.

From time to time, the Company is involved directly or indirectly in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition, but could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period.

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). On June 30, 2006, one of the Company's property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc. (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (“Farmington Hills claim”) and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 (“Antioch claim”). Under the terms of the agreements covering the sale of the claims, which were guaranteed by the Company, the property owner subsidiaries are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company's consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1,200 plus interest and expenses, which the Company believes would be its maximum exposure.

Together with the property owner subsidiaries, the Company answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the defendants and the plaintiffs filed motions for summary judgment and related opposing and supporting motions. On November 22, 2010, the court ruled in favor of the plaintiffs on their motion for summary judgment. The court referred the issue of damages to a special referee to determine the value of plaintiffs' participation in the preferred share rights offering and a settlement pool for allowed intelligible unsecured claims so as to be taken into consideration with respect to computation of damages, if any.

The Company filed a notice of appeal and intends to appeal the court's ruling if the special referee determines there are damages.  The special referee, upon the Company's request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. The plaintiffs filed a motion to vacate the discovery order issued by the special referee.  The motion to vacate was denied and discovery continues.

The Company intends to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in the preferred share rights offering and certain settlement pools, (3) the contract language that supports the plaintiff's position was specifically negotiated out of the agreement covering the sale of the claims and (4) the plaintiffs have no damages.

Experian Information Solutions, Inc. v. Lexington Allen L.P., Lexington Allen Manager LLC and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division - Civil Action No. 4:10cv144). A full settlement was disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

In the Matter of: 901 North Fifth Street, LLC, Protestor, and General Services Administration Agency (GAO File No. B-404997). On April 4, 2011, one of the Company's property owner subsidiaries entered into a lease termination with Applebee's Services, Inc., pursuant to which Applebee's Services, Inc. will make a lease termination payment of $19,910 and vacate the Lenexa, Kansas facility by October 31, 2011. Also on April 4, 2011, the Company's property owner subsidiary entered into a ten year lease with the United States General Services Administration ("GSA") for the same facility. On April 15, 2011, an unsuccessful bidder for the GSA lease filed a protest with the United States Government Accountability Office ("GAO") protesting the award of the lease to the Company's property owner subsidiary. On July 22, 2011, after a full briefing of the protest, the GAO denied the protest. However, prior to the GAO ruling on July 19, 2011, the Unified Government of Wyandotte County, Kansas City filed a claim against the GSA requesting, among other things, an injunction against the award of the ten year lease. The Company is monitoring this claim and plans to intervene; however, the Company does not anticipate any impact to its financial position or results of operations from this claim.

(16)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vest 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vest 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

The Company engaged third parties to value the options as of each option's respective grant date. The third parties determined the value to be $2,422 and $2,771 for the 2010 options and 2009 options, respectively, using the Black-Scholes model and $2,480 for the 2008 options using the Monte Carlo model. The options are considered equity awards as they are settled through the issuance of common shares. As such, the options were valued as of the grant date and do not require subsequent remeasurement.

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $692 and $549 in compensation expense during the six months ended June 30, 2011 and 2010, respectively, and has unrecognized compensation costs of $4,447 relating to the outstanding options as of June 30, 2011.

During the six months ended June 30, 2011 and 2010, the Company recognized $1,020 and $1,815, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(17)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2011 and 2010, the Company paid $53,395 and $57,399, respectively, for interest and $1,225 and $1,114, respectively, for income taxes.

(18)	Subsequent Events

Subsequent to June 30, 2011 and in addition to disclosures elsewhere in the financial statements, the Company:

•	disposed of its interest in one property to an unaffiliated third party for a gross disposition price of $879, which approximated carrying value; and

•	acquired an office property in Columbus, Ohio for $6,137, which is net-leased to a single tenant for a 16 year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the six months ended June 30, 2011 and 2010, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 28, 2011. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports filed with the SEC, including risks related to: (i) changes in general business and economic conditions, (ii) competition, (iii) increases in real estate construction costs, (iv) changes in interest rates, (v) impairment charges on our assets or (vi) changes in accessibility of debt and equity capital markets. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview

General. We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment, and our primary business is the investment in and the acquisition, ownership, financing and management of a geographically diverse portfolio of single-tenant office, industrial and retail properties. We conduct all of our property operations through property owner subsidiaries and lending operations through lender subsidiaries. A majority of our properties are subject to net-leases or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.

As of June 30, 2011, we had equity ownership interests in approximately 185 consolidated real estate properties, located in 39 states and encompassing approximately 36.0 million square feet. The properties, in which we have an equity interest, are leased to tenants in various industries, including finance/insurance, energy, automotive, technology and service.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. We continue to implement strategies which strengthen our balance sheet. We believe we have strengthened our balance sheet primarily by (i) repurchasing and retiring our debt and senior securities or by extending their maturity date, (ii) financing properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt and (iii) issuing equity at favorable prices. Our strategy also includes continuing our capital recycling effort by selling interests in non-core properties in order to create additional liquidity and focus on acquiring core single-tenant office and industrial properties. We have used proceeds from non-core property sales and issuances of common shares to also repurchase or retire our debt.

When opportunities arise, we make investments in single-tenant office and industrial assets, which we believe will generate favorable returns. We grow our portfolio primarily by (1) providing capital to corporations by buying properties through subsidiaries and leasing them back to the sellers under net-leases, (2) acquiring properties through subsidiaries already subject to net-leases, (3) through subsidiaries making mortgage and mezzanine loans generally secured by single tenant buildings and (4) providing funds to developers who are engaged in “build-to-suit” projects for corporate users.

Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady growth while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we endeavor to stay focused on enhancing operating results, improving portfolio quality, mitigating risks relating to interest rates and the real estate cycle and implementing strategies where our management skills and real estate expertise can add value. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet to create meaningful shareholder value.

Second Quarter 2011 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2011.

Sales.
-    We disposed of our interests in five properties to unaffiliated third parties for an aggregate disposition price of approximately $13.0 million.

Investments.
-     We made a $14.2 million preferred equity investment in a joint venture formed to acquire an office property in Aurora, Illinois for a gross purchase price of $15.9 million.
-     We contracted to (1) lend, through a lender subsidiary, up to approximately $11.8 million to fund the construction of an office property in Huntington, West Virginia and (2) purchase for an additional $1.2 million, through a property owner subsidiary, the property upon completion of construction and commencement of a 15-year net-lease to a single tenant.
-     We acquired, through a property owner subsidiary, an industrial facility in Byhalia, Mississippi for $27.5 million, which is net-leased to a single tenant for 15 years.
-    We acquired, through a property owner subsidiary, a facility in Rock Hill, South Carolina for $7.4 million. The facility is net-leased to a single tenant for approximately 10 years.
-    We acquired, through a property owner subsidiary, an industrial property in Shelby, North Carolina for $23.5 million. The facility is net-leased for a 20-year term. We funded, through a lender subsidiary, the construction of the property beginning in 2010.
-    We acquired a property owner subsidiary that owned an office property in Allen, Texas for an original cost basis of $36.3 million including the assumption of the $30.6 million non-recourse mortgage loan. The property was previously held as an investment in Net Lease Strategic Assets Fund L.P. and is net-leased through March 2018. At closing, we satisfied the $30.6 million non-recourse mortgage loan.
-    We made, through a lender subsidiary, a $10.0 million mezzanine loan, secured by a 100% pledge of all equity interests in the entities which own two, to-be-constructed distribution facilities. The loan matures in 2013 and has an interest rate of 15.0% for the first year and 18.5% for the second year.
-    We invested $5.8 million in an equally owned joint venture formed to acquire an equity interest in a mezzanine loan owned by Concord Debt Holdings, LLC, which matures in 2012.
-    We agreed to (1) lend, through a lender subsidiary, $2.5 million to fund a portion of the construction of an industrial property in Shreveport, Louisiana and (2) acquire, through a property owner subsidiary, the property for an additional $10.5 million upon completion of construction and commencement of the 10-year single tenant net-lease, which is expected to occur in the second quarter of 2012.

Leasing.
-    Our property owner subsidiaries entered into 19 new leases and lease extensions encompassing approximately 1.4 million square feet.

Financing.
-    We financed our recently acquired property in Byhalia, Mississippi with a $15.0 million non-recourse 4.71% interest only mortgage loan that matures in 2016.

Subsequent to Quarter End Highlights

-    We acquired, through a property owner subsidiary, an office property in Columbus, Ohio for $6.1 million. The property is net-leased for a 16-year term.
-    We disposed of our interest in one property for $0.9 million.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, which we refer to as GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Our accounting policies are discussed under (i) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (ii) Note 2 to our consolidated financial statements contained in our Annual Report and (iii) Note 2 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

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

During the six months ended June 30, 2011, we (1) disposed of interests in 11 properties for an aggregate gross sale price of $121.9 million, (2) financed our property in Byhalia, Mississippi for $15.0 million, and (3) raised $94.8 million from sales of common shares through a public offering and under our direct share purchase plan. These proceeds were primarily used to fund investments. As of June 30, 2011, we have approximately $295.9 million of borrowing capacity under our revolving credit facility. Also, we have an approximately $225.0 million accordion feature in our credit facility, which can be exercised, with lender's approval, by providing additional properties as collateral for the borrowing base.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of June 30, 2011, we had $191.7 million of property specific non-recourse mortgage debt maturing during the remainder of 2011 and 2012. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($64.1 million), borrowing capacity on our revolving credit facility ($295.9 million), which expires in 2014, but can be extended by us to 2015, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $79.4 million for the six months ended June 30, 2011 from $72.4 million for the six months ended June 30, 2010. The increase is primarily related to acquisitions and a decrease in interest payments due to our deleveraging, offset by the sales of properties during 2011 and 2010. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants' leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $43.7 million and $52.3 million during the six months ended June 30, 2011 and 2010, respectively. Cash used in investing activities related primarily to investments in real estate, non-consolidated entities and loans receivable, an increase in leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings and principal receipts on loans receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash (used in) provided by financing activities totaled $(24.2) million and $28.0 million during the six months ended June 30, 2011 and 2010, respectively. Cash provided by financing activities related primarily to proceeds from convertible notes, proceeds of mortgages and notes payable, contributions from noncontrolling interests, receipts on forward equity commitment net, the exercise of employee common share options, direct share purchase plan proceeds and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments and preferred shares, principal payments on debt, increase in deferred financing costs and debt amortization payments.

Dividends. Dividends paid to our common and preferred shareholders increased to $46.2 million in the six months ended June 30, 2011, compared to $38.0 million in the six months ended June 30, 2010. We increased our quarterly common dividend paid in 2011 to $0.115 per common share compared to $0.10 per common share per quarter paid in 2010.

UPREIT Structure. As of June 30, 2011, there were 4.2 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $43.3 million based on the closing price of $9.13 per common share on June 30, 2011 and a redemption factor of approximately 1.13.

Financings. On January 28, 2011, we refinanced our secured revolving credit facility with a $300.0 million secured revolving credit facility with KeyBank N.A., as agent. The new facility bears interest at 2.50% plus LIBOR if our leverage ratio, as defined, is less than 50%, 2.85% plus LIBOR if our leverage ratio is between 50% and 60% and 3.10% plus LIBOR if our leverage ratio exceeds 60%. The new facility matures in January 2014 but can be extended to January 2015 at our option. The new revolving credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base consisting of 78 properties. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million (for a total facility size of $525.0 million). As of June 30, 2011, no amounts were outstanding under the secured revolving loan, and we were in compliance with the financial covenants contained in the loan agreement.

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

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the first quarter of 2010, we repurchased $25.5 million original principal amount of these notes. As of June 30, 2011, $62.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes were outstanding.

Results of Operations

Three months ended June 30, 2011 compared with June 30, 2010. The increase in total gross revenues in 2011 of $2.1 million is primarily attributable to an increase in rental revenue of $1.2 million due to acquisitions and an increase in leasing activity and an increase in advisory and incentive fees of $1.0 million.

The decrease in interest and amortization expense of $3.3 million is due to our deleveraging.

Depreciation and amortization increased $3.0 million, primarily due to the acquisition of real estate properties and the acceleration of depreciation on certain lease intangible assets.

General and administrative expense increased $0.6 million primarily due to an increase in professional fees.

The change in value of our forward equity commitment of $1.2 million was primarily due to the increase in the per share price appreciation of our common shares.

The increase in impairment charges and loan losses of $46.8 million was primarily due to impairments recognized on non-core properties including certain retail, multi-tenant and underperforming properties in 2011. We explored the possible disposition of some of our non-core properties and determined that certain properties' carrying values exceeded their current estimated undiscounted cash flows based on our revised estimated hold periods.

The increase in equity in earnings of non-consolidated entities of $2.2 million is primarily due to an investment in a new non-consolidated entity and cash distributions received from our investment in Concord Debt Holdings, LLC.

Discontinued operations represent properties sold or held for sale. The reduction in total loss from discontinued operations of $13.9 million is primarily due to a decrease in impairment charges of $13.5 million.

Net loss attributable to noncontrolling interests increased by $7.1 million primarily due to an increase in noncontrolling interest's share of impairment charges.

The increase in net loss attributable to common shareholders of $20.2 million is due to the items discussed above.

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

Six months ended June 30, 2011 compared with June 30, 2010. The increase in total gross revenues in 2011 of $3.3 million is primarily attributable to an increase in rental revenue of $2.9 million due to acquisitions and an increase in leasing activity and an increase in advisory and incentives fees of $0.8 million, offset by a decrease in tenant reimbursements of $0.4 million.

The decrease in interest and amortization expense of $6.5 million is due to deleveraging.

Depreciation and amortization increased $2.6 million primarily due to the acquisition of new real estate properties and the acceleration of depreciation on certain lease intangible assets.

The change in debt satisfaction gains (charges), net of $0.8 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

Non-operating income increased $0.8 million, which is primarily attributable to interest earned on investments made during 2010.

The increase in the change in value of our forward equity commitment of $5.1 million was primarily due to the increase in the per share price appreciation of our common shares.

The increase in impairment charges and loan losses of $46.8 million was primarily due to impairments recognized on non-core properties including certain retail, multi-tenant and underperforming properties in 2011.We explored the possible disposition of some of our non-core properties and determined that certain properties' carrying values exceeded their current estimated undiscounted cash flows based on our revised estimated hold periods.

The change in the benefit (provision) for income taxes of $2.5 million was primarily the result of the write-off of a deferred tax liability by our wholly-owned taxable REIT subsidiary.

The increase in equity in earnings of non-consolidated entities of $1.0 million is primarily due to an investment in a new non-consolidated entity and cash distributions received on our investment in Concord Debt Holdings, LLC, offset by an impairment charge recognized in the first quarter of 2011 on our investment in a joint venture acquired in the merger with Newkirk Realty Trust.

Discontinued operations represent properties sold or held for sale. The reduction in total loss from discontinued operations of $15.4 million is primarily due to an increase in gains on sales of properties of $4.6 million, a decrease in impairment charges of $12.0 million, and an increase in income from discontinued operations of $2.8 million, offset by a change in debt satisfaction gains (charges), net of $4.0 million.

Net loss attributable to noncontrolling interests increased by $3.1 million primarily due to an increase in noncontrolling interest's share of impairment charges.

The increase in net loss attributable to common shareholders of $10.8 million is due to the items discussed above.

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of June 30, 2011, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Concord Debt Holdings LLC, CDH CDO LLC, Pemlex LLC, LW Sofi LLC and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender's sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $4.1 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $0 and $80.0 million as of June 30, 2011 and 2010, respectively, which represented 0% and 3.9% of total long-term indebtedness, respectively. During the three months ended June 30, 2011 and 2010, our variable-rate indebtedness had a weighted average interest rate of 3.4% and 3.1%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2011 and 2010 would have been increased by approximately $10 thousand and $0.2 million, respectively. During the six months ended June 30, 2011 and 2010, our variable interest rate indebtedness had a weighted-average interest rate of 3.3% and 3.1%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2011 and 2010 would have been increased by approximately $17 thousand and $0.6 million, respectively. As of June 30, 2011 and 2010, our consolidated fixed-rate debt was approximately $1.7 billion and $2.0 billion, respectively, which represented 100.0% and 96.1%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2011 and are indicative of the interest rate environment as of June 30, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt is $1.6 billion as of June 30, 2011.

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

There have been no material legal proceedings beyond those previously disclosed in our Annual Report on Form 10-K filed on February 28, 2011, except for the following:

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08)

On June 30, 2006, one of our property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc., which we refer to as Deutsche Bank, (1) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.4 million, which we refer to as the Farmington Hills claim and (2) a $7.7 million bankruptcy damage claim against Dana Corporation for $5.7 million, which we refer to as the Antioch claim. Under the terms of the agreements covering the sale of the claims, which were guaranteed by us, the property owner subsidiaries are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. We assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by us that the objections were without merit, the holders of the claims, without our consent, settled the allowed amount of the claims at $6.5 million for the Farmington Hills claim and $7.2 million for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $0.8 million plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by us, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1.2 million plus interest and expenses, which we believe would be our maximum exposure.

Together with the property owner subsidiaries, we answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the defendants and the plaintiffs filed motions for summary judgment and related opposing and supporting motions. On November 22, 2010, the court ruled in favor of the plaintiffs on their motion for summary judgment. The court referred the issue of damages to a special referee to determine the value of plaintiffs' participation in the preferred share rights offering and a settlement pool for allowed ineligible unsecured claims so as to be taken into consideration with respect to computation of damages, if any.

We filed a notice of appeal and intend to appeal the court's ruling if the special referee determines there are damages.  The special referee, upon our request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. The plaintiffs filed a motion to vacate the discovery order issued by the special referee.  The motion to vacate was denied and discovery continues.

We intend to continue to vigorously defend the claims for a variety of reasons, including that (1) the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in the preferred share rights offering and certain settlement pools, (3) the contract language that supports the plaintiff's position was specifically negotiated out of the agreement covering the sale of the claims and (4) the plaintiffs have no damages.

Experian Information Solutions, Inc. v. Lexington Allen L.P., Lexington Allen Manager LLC and Lexington Realty Trust (United States District Court for the Eastern District of Texas Sherman Division - Civil Action No. 4:10cv144)

A full settlement was previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

In the Matter of: 901 North Fifth Street, LLC, Protestor, and General Services Administration Agency (GAO File No. B-404997).

On April 4, 2011, one of our property owner subsidiaries entered into a lease termination with Applebee's Services, Inc., pursuant to which Applebee's Services, Inc. will make a lease termination payment of $19.9 million and vacate the Lenexa, Kansas facility by October 31, 2011. Also on April 4, 2011, our property owner subsidiary entered into a ten year lease with the United States General Services Administration ("GSA") for the same facility. On April 15, 2011, an unsuccessful bidder for the GSA lease filed a protest with the United States Government Accountability Office ("GAO") protesting the award of the lease to the Company's property owner subsidiary. On July 22, 2011, after a full briefing of the protest, the GAO denied the protest. However, prior to the GAO ruling, on July 19, 2011 the Unified Government of Wyandotte County, Kansas City filed a claim against the GSA requesting, among other things, an injunction against the award of the ten year lease. We are monitoring this claim and plan to intervene; however, we do not anticipate any impact to our financial position or results of operations from this claim.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on February 28, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2011 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2011	—	$—	—	1,056,731
May 1 - 31, 2011	—	$—	—	1,056,731
June 1 - 30, 2011	—	$—	—	1,056,731
Second quarter 2011	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007.

See Note 3 to the unaudited condensed consolidated financial statements.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994)(1, 4)
10.2	—	The Company’s 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed June 22, 2011)(1, 4)
10.3	—	Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the 2004 10-K)(1, 4)
10.4	—
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

10.7	—	Form of the Company’s Nonvested Share Agreement, dated as of December 28, 2006 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2007 (the “01/03/07 8-K”))(1, 4 )
10.8	—	Form of 2007 Annual Long-Term Incentive Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2008)(1, 4)
10.9	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010)(1, 4)

10.10	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 24, 2010)(1, 4)
10.11	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1,4)
10.12	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1, 4)
10.13	—
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

10.29	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.30	—	Funding Agreement dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to Company’s Current Report on Form 8-K filed on July 24, 2006)(1)

31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management Contract or compensatory plan or arrangement.

(5)
The XBRL related information in this Quarterly Report, Exhibit 101, is not deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 8, 2011	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President

Date:	August 8, 2011	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer