Form 10-Q
period 2011-09-30
LEXINGTON REALTY TRUST
filed 2011-11-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 154,325,254 common shares of beneficial interest, par value $0.0001 per share, as of November 3, 2011.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2011 (unaudited) and December 31, 2010
(In thousands, except share and per share data)

	2011	2010
Assets:
Real estate, at cost	$3,163,209	$3,363,586
Investments in real estate under construction	22,403	11,258
Less: accumulated depreciation and amortization	614,176	601,239
	2,571,436	2,773,605
Property held for sale – discontinued operations	7,025	7,316
Intangible assets, net	182,068	203,495
Cash and cash equivalents	71,499	52,644
Restricted cash	27,594	26,644
Investment in and advances to non-consolidated entities	106,637	72,480
Deferred expenses, net	46,267	39,912
Loans receivable, net	86,445	88,937
Rent receivable – current	7,399	7,498
Rent receivable – deferred	4,863	6,293
Other assets	52,546	56,172
Total assets	$3,163,779	$3,334,996
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,400,486	$1,481,216
Exchangeable notes payable	61,936	61,438
Convertible notes payable	104,664	103,211
Trust preferred securities	129,120	129,120
Dividends payable	24,348	23,071
Liabilities – discontinued operations	4,579	3,876
Accounts payable and other liabilities	55,801	51,292
Accrued interest payable	8,760	13,989
Deferred revenue - below market leases, net	82,104	96,490
Prepaid rent	15,993	15,164
Total liabilities	1,887,791	1,978,867

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $79,000; 3,160,000 shares issued and outstanding	76,315	76,315
Series C Cumulative Convertible Preferred, liquidation preference $103,065 and $104,760; and 2,061,304 and 2,095,200 shares issued and outstanding in 2011 and 2010, respectively	100,132	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 157,895,816 and 146,552,589 shares issued and outstanding in 2011 and 2010, respectively	16	15
Additional paid-in-capital	2,039,254	1,937,942
Accumulated distributions in excess of net income	(1,149,747)	(985,562)
Accumulated other comprehensive income (loss)	1,236	(106)
Total shareholders’ equity	1,216,980	1,280,156
Noncontrolling interests	59,008	75,973
Total equity	1,275,988	1,356,129
Total liabilities and equity	$3,163,779	$3,334,996
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and nine months ended September 30, 2011 and 2010
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gross revenues:
Rental	$74,937	$74,210	$221,645	$218,312
Advisory and incentive fees	303	254	1,750	869
Tenant reimbursements	8,808	7,920	25,164	24,735
Total gross revenues	84,048	82,384	248,559	243,916
Expense applicable to revenues:
Depreciation and amortization	(42,247)	(38,767)	(122,841)	(117,010)
Property operating	(17,196)	(15,701)	(50,020)	(48,714)
General and administrative	(5,080)	(4,882)	(16,066)	(15,794)
Non-operating income	3,369	2,918	9,103	7,963
Interest and amortization expense	(27,230)	(29,739)	(81,197)	(90,246)
Debt satisfaction gains (charges), net	(6)	(11)	3	(773)
Change in value of forward equity commitment	(9,866)	4,940	(4,318)	5,400
Impairment charges and loan losses	(23,916)	—	(80,407)	(6,879)
Income (loss) before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(38,124)	1,142	(97,184)	(22,137)
Benefit (provision) for income taxes	(277)	(450)	1,014	(1,692)
Equity in earnings of non-consolidated entities	9,047	5,459	20,646	16,066
Income (loss) from continuing operations	(29,354)	6,151	(75,524)	(7,763)
Discontinued operations:
Income (loss) from discontinued operations	473	257	1,512	(1,625)
Provision for income taxes	(1)	(2)	(8)	(19)
Debt satisfaction gains (charges), net	—	—	(603)	3,385
Gains on sales of properties	182	2,025	5,251	2,523
Impairment charges	(2,144)	(1,091)	(34,422)	(48,188)
Total discontinued operations	(1,490)	1,189	(28,270)	(43,924)
Net income (loss)	(30,844)	7,340	(103,794)	(51,687)
Less net (income) loss attributable to noncontrolling interests	(70)	(1,006)	11,183	7,153
Net income (loss) attributable to Lexington Realty Trust shareholders	(30,914)	6,334	(92,611)	(44,534)
Dividends attributable to preferred shares – Series B	(1,590)	(1,590)	(4,770)	(4,770)
Dividends attributable to preferred shares – Series C	(1,675)	(1,702)	(5,055)	(5,107)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)	(8,777)	(8,777)
Dividends attributable to non-vested common shares	(72)	(58)	(227)	(181)
Redemption discount – Series C	129	—	215	—
Net income (loss) attributable to common shareholders	$(37,048)	$58	$(111,225)	$(63,369)
Income (loss) per common share–basic and diluted:
Loss from continuing operations	$(0.23)	$(0.01)	$(0.55)	$(0.23)
Income (loss) from discontinued operations	(0.01)	0.01	(0.18)	(0.26)
Net income (loss) attributable to common shareholders	$(0.24)	$0.00	$(0.73)	$(0.49)
Weighted-average common shares outstanding–basic and diluted	157,205,530	133,713,505	151,676,401	129,487,281
Amounts attributable to common shareholders:
Loss from continuing operations	$(35,709)	$(1,430)	$(83,569)	$(29,477)
Income (loss) from discontinued operations	(1,339)	1,488	(27,656)	(33,892)
Net income (loss) attributable to common shareholders	$(37,048)	$58	$(111,225)	$(63,369)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and nine months ended September 30, 2011 and 2010
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net income (loss)	$(30,844)	$7,340	$(103,794)	$(51,687)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	—	—	—	(740)
Change in unrealized gain (loss) on interest rate swap, net	566	(145)	1,342	(867)
Other comprehensive income (loss)	566	(145)	1,342	(1,607)
Comprehensive income (loss)	(30,278)	7,195	(102,452)	(53,294)
Comprehensive (income) loss attributable to noncontrolling interests	(70)	(1,006)	11,183	7,153
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(30,348)	$6,189	$(91,269)	$(46,141)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Nine months ended September 30, 2011 and 2010
(Unaudited and in thousands)

Nine Months ended September 30, 2011		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,356,129	$327,867	$15	$1,937,942	$(985,562)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	1,876	—	—	(1,876)
Repurchase of preferred shares	(1,431)	(1,646)	—	—	215	—	—
Issuance of common shares and amortization of deferred compensation costs, net	99,437	—	1	99,436	—	—	—
Dividends/distributions	(75,695)	—	—	—	(71,789)	—	(3,906)
Comprehensive income (loss):
Net loss	(103,794)	—	—	—	(92,611)	—	(11,183)
Other comprehensive income:
Change in unrealized gain on interest rate swap, net	1,342	—	—	—	—	1,342	—
Other comprehensive income	1,342
Comprehensive loss	(102,452)
Balance September 30, 2011	$1,275,988	$326,221	$16	$2,039,254	$(1,149,747)	$1,236	$59,008

Nine Months ended September 30, 2010		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2009	$1,297,236	$327,867	$12	$1,750,979	$(870,862)	$673	$88,567
Contributions from noncontrolling interests	883	—	—	—	—	—	883
Redemption of noncontrolling OP units for common shares	—	—	—	1,897	—	—	(1,897)
Transfer of noncontrolling interests	(1,957)	—	—	—	—	—	(1,957)
Issuance of Convertible Notes	13,134	—	—	13,134	—	—	—
Issuance of common shares and amortization of deferred compensation costs, net	80,949	—	1	80,948	—	—	—
Dividends/distributions	(66,457)	—	—	—	(58,840)	—	(7,617)
Comprehensive loss:
Net loss	(51,687)	—	—	—	(44,534)	—	(7,153)
Other comprehensive loss:
Change in unrealized gain on foreign currency translation, net	(740)	—	—	—	—	(740)	—
Change in unrealized loss on interest rate swap, net	(867)	—	—	—	—	(867)	—
Other comprehensive loss	(1,607)
Comprehensive loss	(53,294)
Balance September 30, 2010	$1,270,494	$327,867	$13	$1,846,958	$(974,236)	$(934)	$70,826
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2011 and 2010
(Unaudited and in thousands)

	2011	2010
Net cash provided by operating activities:	$118,842	$112,880
Cash flows from investing activities:
Investment in real estate, including intangible assets	(97,183)	(26,012)
Net proceeds from sale of properties	101,971	71,572
Principal payments received on loans receivable	27,003	3,767
Investment in loans receivable	(32,553)	(37,564)
Investments in and advances to non-consolidated entities	(19,940)	(2,610)
Distributions from non-consolidated entities in excess of accumulated earnings	140	1,356
Increase in deferred leasing costs	(10,999)	(3,183)
Change in escrow deposits and restricted cash	(4,508)	(11,647)
Real estate deposits	(410)	(1,138)
Net cash used in investing activities	(36,479)	(5,459)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(70,512)	(57,601)
Repurchase of exchangeable notes	—	(25,493)
Proceeds from convertible notes	—	115,000
Principal amortization payments	(26,146)	(27,844)
Principal payments on debt, excluding normal amortization	(70,956)	(243,792)
Change in revolving credit facility borrowing, net	—	11,772
Increase in deferred financing costs	(4,214)	(5,615)
Proceeds of mortgages and notes payable	15,000	59,769
Contributions from noncontrolling interests	—	883
Cash distributions to noncontrolling interests	(3,906)	(7,617)
Repurchase of preferred shares	(1,431)	—
Receipts on forward equity commitment, net	1,285	1,107
Exercise of employee common share options	777	—
Issuance of common shares, net	90,505	70,698
Direct share purchase plan proceeds	6,090	6,724
Net cash used in financing activities	(63,508)	(102,009)
Change in cash and cash equivalents	18,855	5,412
Cash and cash equivalents, at beginning of period	52,644	53,865
Cash and cash equivalents, at end of period	$71,499	$59,277

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

(1)	The Company
Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, manages and provides financing for a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties, including build-to-suit transactions. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of September 30, 2011, the Company had equity interests in approximately 185 consolidated properties in 39 states. The real properties in which the Company has an equity interest are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company's property owner subsidiary is responsible for certain or all operating expenses.

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

Consolidated Variable Interest Entities. The Company's consolidated VIEs were determined to be VIEs primarily because each entity's equity holders' obligation to absorb losses is protected or its equity investment at risk is not sufficient to permit the entities to finance activities without additional financial support. The Company determined that it was the primary beneficiary of these VIEs because it has a controlling financial interest in the entities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

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

Non-Consolidated Variable Interest Entities. At September 30, 2011 and December 31, 2010, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company determined that Concord Debt Holdings LLC and related entities are VIEs. The Company's carrying value of certain of these investments is zero and the Company has no obligation to fund future operations (see note 9). The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs. The Company is obligated to fund certain amounts as discussed in note 4.

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

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds the estimated fair value, which may be below the balance of any non-recourse financing. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

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

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate, the Company reflects such loan receivable as an equity investment in real estate under construction in the unaudited condensed consolidated balance sheets. In these cases, no interest income is recorded on the loan receivable and the Company records capitalized interest during the construction period. In arrangements where the Company engages a developer to construct a property, the Company will capitalize interest and real estate taxes during the construction period.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations,

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of September 30, 2011, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the unaudited condensed consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
BASIC AND DILUTED
Loss from continuing operations attributable to common shareholders	$(35,709)	$(1,430)	$(83,569)	$(29,477)
Income (loss) from discontinued operations attributable to common shareholders	(1,339)	1,488	(27,656)	(33,892)
Net income (loss) attributable to common shareholders	$(37,048)	$58	$(111,225)	$(63,369)
Weighted-average number of common shares outstanding	157,205,530	133,713,505	151,676,401	129,487,281
Income (loss) per common share:
Loss from continuing operations	$(0.23)	$(0.01)	$(0.55)	$(0.23)
Income (loss) from discontinued operations	(0.01)	0.01	(0.18)	(0.26)
Net income (loss) attributable to common shareholders	$(0.24)	$0.00	$(0.73)	$(0.49)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During the nine months ended September 30, 2011, the Company repurchased and retired 33,896 shares of Series C Cumulative Convertible Preferred Shares at a $215 discount to the historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. Accordingly, net income (loss) was adjusted to arrive at net income (loss) attributable to common shareholders.

(4)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, acquired the following operating properties in separate transactions during the nine months ended September 30, 2011:

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

							Lease Intangibles
Property Type	Location	Acquisition Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value	Customer Relationships Value
Industrial	Byhalia, MS	May 2011	$27,492	03/2026	$1,005	$21,483	$4,097	$907
Office	Rock Hill, SC	May 2011	$7,395	08/2021	$551	$4,313	$1,853	$678
Office (1)	Allen, TX	May 2011	$36,304	03/2018	$5,591	$21,607	$5,127	$3,979
Industrial (2)	Shelby, NC	June 2011	$23,470	05/2031	$1,421	$18,917	$2,712	$420
Office	Columbus, OH	July 2011	$6,137	07/2027	$433	$2,773	$2,205	$726
			$100,798		$9,001	$69,093	$15,994	$6,710
(1)     The Company acquired the property from Net Lease Strategic Assets Fund L.P. pursuant to a purchase option.
(2)     The Company funded the construction of the property commencing in 2010.

The Company recognized aggregate acquisition expenses of $314 for the nine months ended September 30, 2011, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.

During the nine months ended September 30, 2011, the Company, through lender subsidiaries and property owner subsidiaries, entered into three acquisition, development and construction arrangements whereby the lender subsidiaries agreed to lend funds to construct build-to-suit properties and the property owner subsidiaries agree to purchase the properties upon completion of construction and commencement of a tenant lease. When the Company anticipates that it will indirectly participate in residual profits through the loan provisions and other contracts, the Company records the loan as an investment in real estate under construction. In addition, the Company hired developers to construct two office buildings, which will be leased to single-tenants upon completion. As of September 30, 2011, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Estimated Purchase Price/Completion Cost	Lease Term (Years)	Estimated Completion Date
Saint Joseph, MO(1)	Office	99,000	$17,991	$17,991	15	2Q 12
Huntington, WV(1)	Office	70,000	$11,826	$13,000	15	4Q 11
Shreveport, LA(1)	Industrial	257,000	$2,520	$13,064	10	2Q 12
Florence, SC	Office	32,000	$5,128	$5,128	12	1Q 12
Long Island City, NY(2)	Industrial	143,000	$46,728	$55,524	15	1Q 13
Jessup, PA	Office	150,000	$20,780	$20,780	15	2Q 12
		751,000	$104,973	$125,487
(1) Acquisition, development and construction arrangement.
(2) Joint venture investment. The Company has guaranteed completion to the ground owner. The guarantee obligation was valued at $1,500 and is included in accounts payable and other liabilities in the unaudited condensed consolidated balance sheet. In addition, the Company may loan a maximum of $4,398 to the joint venture under certain circumstances. The difference between the Company's expected contribution and the estimated completion cost represents the joint venture partner's equity.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of September 30, 2011, the Company's aggregate investment in development arrangements is $22,403, which includes $221 of interest capitalized during the nine months ended September 30, 2011, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

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
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

(5)	Sales of Real Estate and Discontinued Operations

During the nine months ended September 30, 2011, the Company disposed of its interests in 14 properties to unrelated third parties for an aggregate gross disposition price of $137,467, which includes the assumption of $28,648 of non-recourse mortgage debt and seller financing of $3,003. The Company recognized an aggregate gain on sales of properties of $5,251 and debt satisfaction charges of $603 as a result of these sales during the nine months ended September 30, 2011. During the nine months ended September 30, 2010, the Company sold its interests in nine properties to unrelated third parties for an aggregate gross disposition price of $112,027, which includes the assumption of $38,101 of non-recourse mortgage debt. The Company recognized an aggregate gain on sales of properties of $2,523 and debt satisfaction gains of $3,385 during the nine months ended September 30, 2010. As of September 30, 2011, the Company had one property classified as held for sale.
The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total gross revenues	$715	$5,865	$4,137	$21,236
Pre-tax income (loss), including gains on sale	$(1,489)	$1,191	$(28,262)	$(43,905)

(6)	Impairment of Real Estate

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

During the nine months ended September 30, 2011 and 2010, the Company recognized aggregate impairment charges of $80,407 and $2,955, respectively, on real estate assets classified in continuing operations. Of the $80,407 in impairment charges recognized in 2011, $29,022 relates to properties in which there are noncontrolling ownership interests. Accordingly, the noncontrolling partners' share of these impairments is $12,495 and is reflected in net (income) loss attributable to noncontrolling interests in the unaudited condensed consolidated statement of operations. The Company has explored the possible disposition of some non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values. Two of these properties have outstanding non-recourse mortgage debt, net of lender escrows, of $21,017. The properties were written down to the estimated aggregate fair value of $14,655, which is $6,362 less than the corresponding non-recourse mortgages encumbering the properties.

During the nine months ended September 30, 2011 and 2010, the Company recognized $34,422 and $48,188, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately sold or are anticipated to be sold below their carrying value.

During 2010, the Company recognized an other-than-temporary impairment of $168 on a bond investment secured by real estate assets.

(7)	Loans Receivable

As of September 30, 2011 and December 31, 2010, the Company's loans receivable, including accrued interest and net of origination fees and loan losses, are comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $86,445 and $88,937, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 18.5% and mature at various dates between 2011 and 2022.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

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
During 2010, the Company, through a lender subsidiary, commenced funding a 15.0%, $18,878 mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which matures January 15, 2012 but can be extended one additional year by the borrower for a 50 basis point fee. The property is net-leased from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. In addition, the lender subsidiary is obligated to lend an additional $248 through January 2012 upon the occurrence of certain events. If the borrower exercises the one-year extension option and certain other events occur, the lender subsidiary will become obligated to lend an additional $11,608 for tenant improvement costs.
During 2010, the Company, through a lender subsidiary, made a $17,000 mezzanine loan to entities which, collectively, owned five medical facilities. The mezzanine loan (i) is guaranteed by a parent entity and principal, (ii) is principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (iii) matures in December 2011 and (iv) requires payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, resulting in $9,500 outstanding at September 30, 2011.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2011, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding.

During 2010, the Company recorded a loan loss of $3,756 on a loan receivable secured by the property in Wilsonville, Oregon. In October 2010, the Company entered into a loan modification agreement with the borrower. In accordance with the terms of the modification agreement, in addition to other provisions, monthly payments were adjusted to interest only through maturity, the maturity was accelerated from July 2015 to December 2012 and the Company agreed to a discounted payoff prior to maturity. During the nine months ended September 30, 2011, the borrower defaulted on the loan and the Company completed a deed-in-lieu of foreclosure; accordingly the property is now included in real estate in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2011.

(8)	Fair Value Measurements

The following table presents the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Forward purchase equity asset	$21,970	$—	$21,970	$—
Interest rate swap liability	$(3,938)	$—	$(3,938)	$—
Impaired real estate assets*	$143,345	$—	$—	$143,345
*Represents a non-recurring fair value measurement, see note 6.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

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

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$86,445	$72,438	$88,937	$75,868

Liabilities
Debt	$1,696,206	$1,556,275	$1,774,985	$1,614,626

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company's common share price but also on other observable inputs.

The majority of the inputs used to value the Company's interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2011 and December 31, 2010, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

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
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

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

(9)	Investment in and Advances to Non-Consolidated Entities
Pemlex LLC. In April 2011, the Company made a $14,180 noncontrolling, preferred equity investment in a joint venture, Pemlex LLC, formed to acquire a 210,000 square foot office property in Aurora, Illinois. The property was purchased by a consolidated subsidiary of the joint venture for a gross purchase price of $15,900. The property is net-leased to a single tenant through September 2017. The Company is entitled to a 15.0% internal rate of return, including a 9.6% current annual preferred return, on its investment, subject to available cash proceeds.

At acquisition, the Company determined that Pemlex LLC was not a VIE. The Company recorded its investment under the equity method of accounting as it was not the controlling managing member of the entity. During the nine months ended September 30, 2011, the Company recognized $1,344 equity in income from non-consolidated entities relating to its share of income from Pemlex LLC based upon the hypothetical liquidation of book value method. Subsequent to September 30, 2011, the Company became the managing member of Pemlex LLC.

Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company own 85% and 15%, respectively, of NLS's common equity, and the Company owns 100% of NLS's preferred equity.

Inland and the Company are generally entitled to a return on/of their respective investments in the following priority: (1) Inland, 9% on its common equity ($220,590 in common equity), (2) the Company, 6.5% on its preferred equity ($162,487 in initial preferred equity), (3) the Company, 9% on its common equity ($38,928 in common equity), (4) return of the Company preferred equity ($162,487 in initial preferred equity), (5) return of Inland common equity ($220,590 in common equity), (6) return of the Company common equity ($38,928 in common equity) and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner; if not, allocations are 85% to Inland and 15% to the Company.

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

The following is summary historical cost basis selected balance sheet data as of September 30, 2011 and December 31, 2010 and statement of operations data for the three and nine months ended September 30, 2011 and 2010 for NLS:

	9/30/11	12/31/10
Real estate, including intangibles, net	$584,337	$647,094
Cash, including restricted cash	14,196	11,207
Mortgages and notes payable	267,182	302,517
Noncontrolling preferred interest	191,568	183,896
Partners’ capital	145,241	169,275

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Total gross revenues	$12,322	$14,942	$44,619	$45,843
Depreciation and amortization	(6,846)	(9,886)	(23,865)	(29,156)
Interest expense	(3,923)	(4,770)	(13,087)	(14,297)
Gain on sale of property	—	—	2,732	—
Impairment charge	(6,814)	—	(6,814)	—
Other expenses, net	(729)	(1,110)	(4,826)	(2,937)
Net loss	$(5,990)	$(824)	$(1,241)	$(547)

During the nine months ended September 30, 2011 and 2010, the Company recognized $15,192 and $14,478, respectively, of equity in income relating to NLS based upon the hypothetical liquidation of book value method. The initial difference between the assets contributed to NLS and the fair value of the Company's initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS's assets. During the nine months ended September 30, 2011 and 2010, the Company recorded earnings of $2,706 and $2,727, respectively, related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying unaudited condensed consolidated statements of operations.
On May 5, 2011, the Company made a $6,875 non-recourse mezzanine loan to NLS that bore interest at 15% per annum, matured in March 2018 and was secured by NLS's interest in Lexington Allen Manager LLC and Lexington Allen L.P. (the entities that own the Allen, Texas property). On May 31, 2011, the Company exercised a related purchase option and acquired the Allen, Texas property through the assumption of the $30,582 first mortgage and $6,875 mezzanine loan secured by the property. The $30,582 first mortgage was subsequently satisfied.

In May 2011, the Company loaned, at a 7.4% interest rate, a NLS entity $13,202 to satisfy a non-recourse mortgage balloon payment. The loan was repaid in full in July 2011.

The Company loaned a NLS entity $7,614 during 2010 to satisfy a non-recourse mortgage balloon payment. The loan bore interest at 6.9% and was repaid in full in July 2011.
The NLS partnership agreement provides each partner with a right of first offer and a buy/sell right beginning on February 20, 2012.  Any notice exercising these rights must specify a price to sell the properties (or in the case of the buy/sell, to also buy the properties).  The other partner must elect to buy the properties (or in the case of the buy/sell, to sell the properties) at that specified price.  The Company intends to exercise the buy/sell right on February 20, 2012.

Concord Debt Holdings LLC (“Concord”), Lex-Win Concord LLC (“Lex-Win Concord”), CDH CDO LLC and LW Sofi LLC. On December 31, 2006 in connection with the Company's merger with Newkirk Realty Trust, Inc. (“Newkirk”), the Company acquired a 50% interest in a co-investment program, Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by WRT Realty L.P. (“Winthrop”). The Company and Winthrop each contributed its interest in Concord to Lex-Win Concord. During 2008, a wholly-owned subsidiary of Inland America Real Estate Trust (“Inland Concord”) was admitted to Concord as a preferred member. During 2009, the Company reduced its investment in Lex-Win Concord to zero through impairment charges.

During 2010, Concord was restructured upon the effectiveness of a settlement agreement with Inland Concord. As a result of the restructuring (i) Lex-Win Concord was dissolved, (ii) Concord is now owned equally by subsidiaries of the Company, Winthrop and Inland Concord and (iii) a new entity, CDH CDO LLC (“CDH CDO”), was created. The new entity purchased Concord Real Estate CDO 2006-1 LTD from Concord with funds contributed by Inland Concord. CDH CDO is also owned equally by subsidiaries of the Company, Winthrop and Inland Concord. The Company made no additional contributions and did not recognize any income or loss as a result of the restructuring. The Company's investment in these ventures was initially valued at zero and the Company recognizes future income on the cash basis. During the nine months ended September 30, 2011, the Company received distributions of $258 from Lex-Win Concord and $3,170 from Concord, which were recorded as equity in earnings of non-consolidated entities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

In June 2011, the Company formed an equally owned joint venture with Winthrop, LW Sofi LLC, to acquire the economic interest in a mezzanine loan owned by Concord. The Company recorded the $5,760 contribution to the joint venture in investments in and advances to non-consolidated entities. The Company will only recognize earnings on this investment to the extent of cash receipts.

The Company determined that Concord, CDH CDO and LW Sofi LLC are VIEs as the equity at risk is not sufficient to finance the entity's activities; however, the Company is not the primary beneficiary as it does not have a controlling financial interest in these entities.

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
On January 28, 2011, the Company refinanced its secured revolving credit facility with a $300,000 secured revolving credit facility with KeyBank N.A. (“KeyBank”), as agent. The new facility bears interest at 2.50% plus LIBOR if the Company's leverage ratio, as defined, is less than 50%, 2.85% plus LIBOR if the Company's leverage ratio is between 50% and 60%, and 3.10% plus LIBOR if the Company's leverage ratio exceeds 60%. The new facility matures in January 2014 but can be extended to January 2015, at the Company's option subject to the satisfaction of certain conditions. The new revolving credit facility is secured by ownership interest pledges and guarantees by certain of the Company's subsidiaries that in the aggregate own interests in a borrowing base of properties. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 (for a total facility size of $525,000). The borrowing availability of the facility is based upon the net operating income of the properties comprising the borrowing base as defined in the facility. As of September 30, 2011, no amounts were outstanding under the secured revolving credit facility and the available borrowing under the secured credit facility was $300,000 less outstanding letters of credit of $4,109. In connection with the refinancing, the Company incurred aggregate financing costs of $3,941 as of September 30, 2011. The secured revolving credit facility is subject to financial covenants which the Company was in compliance with at September 30, 2011.

The Company has $25,000 and $35,551 secured term loans with KeyBank. The loans are interest only at LIBOR plus 60 basis points and mature in 2013. These secured term loans contain financial covenants which the Company was in compliance with as of September 30, 2011. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.92% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($3,938 and $5,280 at September 30, 2011 and December 31, 2010, respectively). The fair value of the swap at inception was accounted for as a discount on the debt and is being amortized as additional interest expense over the term of the loans. The remaining unamortized discount was $1,444 and $2,183 at September 30, 2011 and December 31, 2010, respectively.

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
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

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
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Principal amount of debt component	$115,000	$115,000	$62,150	$62,150
Unamortized discount	(10,336)	(11,789)	(214)	(712)
Carrying amount of debt component	$104,664	$103,211	$61,936	$61,438
Carrying amount of equity component	$13,134	$13,134	$20,293	$20,293
Effective interest rate	8.1%	7.5%	7.0%	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	01/2012	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$—	$14,036	$—	$—

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations:	2011	2010	2011	2010
6.00% Convertible Guaranteed Notes
Coupon interest	$1,725	$1,725	$5,175	$4,683
Discount amortization	484	484	1,453	1,292
	$2,209	$2,209	$6,628	$5,975
5.45% Exchangeable Guaranteed Notes
Coupon interest	$847	$847	$2,540	$2,657
Discount amortization	166	166	498	523
	$1,013	$1,013	$3,038	$3,180

During the nine months ended September 30, 2011 and 2010, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction gains (charges), net of $3 and $(13), respectively, including discontinued operations.

(11)	Derivatives and Hedging Activities

Risk Management Objective of Using Derivatives. The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the type, amount, sources, and duration of its debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company's derivative financial instruments are

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

used to manage differences in the amount, timing, and duration of the Company's known or expected cash receipts and its known or expected cash payments principally related to the Company's investments and borrowings.

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

As of September 30, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,551

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. As of September 30, 2011, the Company had the following outstanding derivative that was not designated as a hedge in a qualifying hedging relationship:

Product	Number of Instruments	Notional
Forward purchase equity commitment	1	$25,994

During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Board of Trustees. The Company has prepaid $15,576 with the remainder to be paid in October 2011 through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company's option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retains the cash dividends paid on the common shares; however, the counterparty retains any stock dividends as additional collateral. In addition, the Company may be required to make additional prepayments pursuant to the forward purchase equity commitment. The Company's third-party consultant determined the fair value of the equity commitment to be $21,970 and $27,574 at September 30, 2011 and December 31, 2010, respectively, and the Company recognized earnings (losses) during the nine months ended September 30, 2011 and

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

2010 of $(4,318) and $5,400, respectively, primarily relating to the increase in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(3,938)	Accounts Payable and Other Liabilities	$(5,280)
Derivatives not designated as hedging instruments
Forward Purchase Equity Commitment	Other Assets	$21,970	Other Assets	$27,574

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2011	2010		2011	2010
Interest Rate Swap	$(814)	$(3,020)	Interest expense	$2,156	$2,153

Derivatives Not Designated as	Location of Gain (Loss) Recognized in	Amount of Gain (Loss) Recognized in Income on Derivative September 30,
Hedging Instruments	Income on Derivative	2011	2010
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$(4,318)	$5,400

The Company's agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2011, the Company has not posted any collateral related to the agreement. If the Company had breached any of these provisions at September 30, 2011, it would have been required to settle its obligations under the agreements at the termination value of $4,124, which includes accrued interest.

(12)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2011 and 2010, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

(13)	Equity

Shareholders' Equity:

During the nine months ended September 30, 2011 and 2010, the Company issued 10,733,673 and 11,949,400 common shares, respectively, through public offerings and under its direct share purchase plan, raising net proceeds of approximately $96,595 and $77,422, respectively. The proceeds were used for general working capital; primarily to fund investments and retire indebtedness.

During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

Accumulated other comprehensive income (loss) as of September 30, 2011 and December 31, 2010 represented $1,236 and $(106), respectively, of unrealized gain (loss) on an interest rate swap.

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

During the nine months ended September 30, 2011 and 2010, 340,550 and 352,456 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $1,876 and $1,897, respectively.

As of September 30, 2011, there were approximately 4,078,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months ended September 30,
	2011	2010
Net loss attributable to Lexington Realty Trust shareholders	$(92,611)	$(44,534)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,876	1,897
Change from net loss attributable to shareholders and transfers from noncontrolling interests	$(90,735)	$(42,637)

(14)	Related Party Transactions

In addition to related party transactions discussed elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 and in the Annual Report, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder's status as a REIT.

(15)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

From time to time, the Company is involved directly or indirectly in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's financial condition, but could be material to the Company's operating results for any particular period, depending, in part, upon the operating results for such period. In addition, the following two legal proceedings are pending:

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

The Company filed a notice of appeal but withdrew such notice without prejudice to renew after final determination of the damages. The Company intends to appeal the court's ruling if the special referee determines there are damages.  The special referee, upon the Company's request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. The plaintiffs filed a motion to vacate the discovery order issued by the special referee.  The motion to vacate was denied and discovery continues.

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

In the Matter of: 901 North Fifth Street, LLC, Protestor, and General Services Administration Agency (GAO File No. B-404997). On April 4, 2011, one of the Company's property owner subsidiaries entered into a lease termination with Applebee's Services, Inc., pursuant to which Applebee's Services, Inc. made a lease termination payment of $19,910 in October, 2011 and expects to vacate the Lenexa, Kansas facility in November, 2011. Also on April 4, 2011, the Company's property owner subsidiary entered into a ten year lease with the United States General Services Administration ("GSA")

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011 and 2010
(Unaudited and dollars in thousands, except share/unit data)

for the same facility. On April 15, 2011, an unsuccessful bidder for the GSA lease filed a protest with the United States Government Accountability Office ("GAO") protesting the award of the lease to the Company's property owner subsidiary. On July 22, 2011, after a full briefing of the protest, the GAO denied the protest. However, prior to the GAO ruling on July 19, 2011, the Unified Government of Wyandotte County, Kansas City filed a claim against the GSA requesting, among other things, an injunction against the award of the ten year lease. The Company is monitoring this claim and filed a motion to intervene; however, the Company does not anticipate any impact to its financial position or results of operations from this claim.

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

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $1,038 and $928 in compensation expense during the nine months ended September 30, 2011 and 2010, respectively, and has unrecognized compensation costs of $4,101 relating to the outstanding options as of September 30, 2011.

During the nine months ended September 30, 2011 and 2010, the Company recognized $1,569 and $2,583, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(17)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2011 and 2010, the Company paid $82,600 and $91,512, respectively, for interest and $1,352 and $1,375, respectively, for income taxes.

(18)	Subsequent Events

Subsequent to September 30, 2011 and in addition to disclosures elsewhere in the financial statements, the Company:

•	disposed of its interest in one property to an unaffiliated third party for a gross disposition price of $7,500; and

•	acquired a 475,000 square foot distribution facility outside of Columbus, Ohio for $12,110. The facility is net-leased for approximately 15 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2011 and 2010, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 28, 2011. Historical results may not be indicative of future performance.

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

As of September 30, 2011, we had equity ownership interests in approximately 185 consolidated real estate properties, located in 39 states and encompassing approximately 36.0 million square feet. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, automotive, energy, technology and consumer products.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments, (2) re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. We continue to implement strategies which we believe strengthen our balance sheet. We believe we have strengthened our balance sheet primarily by (i) repurchasing and retiring our debt and senior securities or by extending their maturity date, (ii) financing properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt and (iii) issuing equity at favorable prices. Our strategy also includes continuing our capital recycling effort by selling interests in non-core properties in order to create additional liquidity and focus on acquiring core single-tenant office and industrial properties. We have used proceeds from non-core property sales and issuances of common shares to also repurchase or retire our debt.

When opportunities arise, we make investments in single-tenant office and industrial assets, which we believe will generate favorable returns. We grow our portfolio primarily by (1) providing capital to corporations by buying properties through subsidiaries and leasing them back to the sellers under net-leases, (2) acquiring properties through subsidiaries already subject to net-leases, (3) through subsidiaries making mortgage and mezzanine loans generally secured by single tenant buildings and (4) engaging in, or providing funds to developers who are engaged in, “build-to-suit” projects for corporate users.

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

Third Quarter 2011 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2011.

Sales.

-	We disposed of our interests in three properties to unaffiliated third parties for an aggregate disposition price of approximately $15.6 million.

Investments.

-	We acquired, through a property owner subsidiary, an office property in Columbus, Ohio for $6.1 million. The property is net-leased for a 16-year term.

-
We formed a joint venture to construct a distribution facility in Long Island City, New York. We expect to contribute $46.7 million to the joint venture. Completion is expected to occur in the first quarter of 2013 and the property will be net-leased for a 15 year term.

-
We acquired, through a property owner subsidiary, 5.8 acres in Florence, South Carolina and contracted to develop an office property for a total project cost of $5.1 million. Upon completion, which is expected to occur in the first quarter of 2012, the property will be net-leased for a 12 year term.

-
We contracted, through a property owner subsidiary, to develop an office property in Jessup, Pennsylvania for a total project cost of $20.8 million. Upon completion, which is expected to occur in the second quarter of 2012, the property will be net-leased for a 15 year term.

Leasing.

-	Our property owner subsidiaries entered into 11 new leases and lease extensions encompassing approximately 1.2 million square feet.

Subsequent to Quarter End Highlights

-	We increased our quarterly common share dividend to $0.125 from $0.115, an 8.7% increase.

-	We acquired, through a property owner subsidiary, a distribution facility in Chillicothe, Ohio for $12.1 million. The facility is net-leased for approximately 15 years.

-	We satisfied the forward purchase equity commitment through a cash payment of $4.0 million and retired 3,974,645 common shares.

-	We disposed of our interest in one property to an unaffiliated third party for a $7.5 million and satisfied the related $4.5 million non-recourse mortgage.

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

During the nine months ended September 30, 2011, we (1) disposed of interests in 14 properties for an aggregate gross sale price of $137.5 million, which includes the assumption of $28.6 million of non-recourse mortgage debt and seller financing of $3.0 million, (2) financed our property in Byhalia, Mississippi for $15.0 million, and (3) raised $96.6 million from sales of common shares through a public offering and under our direct share purchase plan. These proceeds were primarily used to fund investments. As of September 30, 2011, we have approximately $295.9 million of borrowing capacity under our revolving credit facility. Also, we have an approximately $225.0 million accordion feature in our credit facility, which can be exercised, with lender's approval, by providing additional properties as collateral for the borrowing base.

We generally finance our business with property specific non-recourse mortgage debt, as well as corporate level debt. As of September 30, 2011, we had $182.0 million of property specific non-recourse mortgage debt maturing in 2012. We believe we have sufficient sources of liquidity to meet these obligations through cash on hand ($71.5 million), borrowing capacity on our revolving credit facility ($295.9 million), which expires in 2014, but can be extended by us to 2015, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may.

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $118.8 million for the nine months ended September 30, 2011 from $112.9 million for the nine months ended September 30, 2010. The increase is primarily related to acquisitions and a decrease in interest payments due to our deleveraging, offset by the sales of properties during 2011 and 2010. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants' leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $36.5 million and $5.5 million during the nine months ended September 30, 2011 and 2010, respectively. Cash used in investing activities related primarily to investments in real estate, non-consolidated entities and loans receivable, an increase in leasing costs, deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings and principal receipts on loans receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $63.5 million and $102.0 million during the nine months ended September 30, 2011 and 2010, respectively. Cash provided by financing activities related primarily to proceeds from convertible notes, proceeds of mortgages and notes payable, contributions from noncontrolling interests, receipts on forward equity commitment net, the exercise of employee common share options, direct share purchase plan proceeds and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments and preferred shares, principal payments on debt, increase in deferred financing costs and debt amortization payments.

Dividends. Dividends paid to our common and preferred shareholders increased to $70.5 million in the nine months ended September 30, 2011, compared to $57.6 million in the nine months ended September 30, 2010. We increased our quarterly common dividend paid in 2011 to $0.115 per common share compared to $0.10 per common share per quarter paid in 2010.

UPREIT Structure. As of September 30, 2011, there were approximately 4.1 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $30.0 million based on the closing price of $6.54 per common share on September 30, 2011 and a redemption factor of approximately 1.13.

Financings. On January 28, 2011, we refinanced our secured revolving credit facility with a $300.0 million secured revolving credit facility with KeyBank N.A., as agent. The new facility bears interest at 2.50% plus LIBOR if our leverage ratio, as defined, is less than 50%, 2.85% plus LIBOR if our leverage ratio is between 50% and 60%, and 3.10% plus LIBOR if our leverage ratio exceeds 60%. The new facility matures in January 2014 but can be extended to January 2015 at our option subject to the satisfaction of certain conditions. The new revolving credit facility is secured by ownership interest pledges and guarantees by certain of our subsidiaries that in the aggregate own interests in a borrowing base of properties. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million (for a total facility size of $525.0 million). As of September 30, 2011, no amounts were outstanding under the secured revolving loan, and we were in compliance with the financial covenants contained in the loan agreement.

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

During 2007, we issued $450.0 million in 5.45% Exchangeable Guaranteed Notes due in 2027, which can be put by the holder to us every five years commencing 2012 and upon certain events. The net proceeds of the issuance were used to repay indebtedness. During the first quarter of 2010, we repurchased $25.5 million original principal amount of these notes. As of September 30, 2011, $62.2 million original principal amount of the 5.45% Exchangeable Guaranteed Notes were outstanding.

Results of Operations

Three months ended September 30, 2011 compared with three months ended September 30, 2010. The increase in total gross revenues in 2011 of $1.7 million is primarily attributable to an increase in rental revenue and tenant reimbursement of $1.6 million due to acquisitions and an increase in leasing activity and an increase in advisory and incentive fees of $0.1 million.

The decrease in interest and amortization expense of $2.5 million is due to deleveraging.

Depreciation and amortization increased $3.5 million primarily due to the acquisition of real estate properties and the acceleration of depreciation on certain lease intangible assets.

The increase in property operating expense of $1.5 million was primarily due to an increase in occupancy and utilization of our properties.

The change in the value of our forward equity commitment of $14.8 million was primarily due to the period change in the per share price of our common shares.

The increase in impairment charges and loan losses of $23.9 million was primarily due to impairments recognized on four non-core properties including certain retail, multi-tenant and underperforming properties in 2011. Noncontrolling interests' share of the 2011 impairments was $1.0 million. We explored the possible disposition of some of our non-core properties and determined that certain properties' carrying values exceeded their current estimated undiscounted cash flows based on our revised estimated hold periods. The property in Suwanee, Georgia was written down to its estimated fair value of $4.2 million, which is $6.0 million less than the outstanding non-recourse mortgage loan, net of lender escrows, of $10.2 million.

The increase in equity in earnings of non-consolidated entities of $3.6 million is primarily due to an investment in a new non-consolidated entity and cash distributions received from our investment in Concord Debt Holdings, LLC.

Discontinued operations represent properties sold or held for sale. The increase in total loss from discontinued operations of $2.7 million is primarily due to an increase in impairment charges of $1.1 million and a decrease in gains on sales of $1.8 million, offset by a $0.2 million increase in income from discontinued operations.

Net income attributable to noncontrolling interests decreased by $0.9 million primarily due to an increase in noncontrolling interests' share of impairment charges.

The increase in net loss attributable to common shareholders of $37.1 million is primarily due to the items discussed above.

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

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010. The increase in total gross revenues in 2011 of $4.6 million is primarily attributable to an increase in rental revenue and tenant reimbursements of $3.8 million due to acquisitions and an increase in leasing activity and an increase in advisory and incentives fees of $0.8 million.

The decrease in interest and amortization expense of $9.0 million is due to deleveraging.

Depreciation and amortization increased $5.8 million primarily due to the acquisition of new real estate properties and the acceleration of depreciation on certain lease intangible assets.

The increase in property operating expense of $1.3 million was primarily due to an increase in occupancy and utilization of our properties.

The change in debt satisfaction gains (charges), net of $0.8 million is primarily due to the timing of the retirement of our 5.45% Exchangeable Guaranteed Notes.

Non-operating income increased $1.1 million, which is primarily attributable to interest earned on investments made during 2011 and 2010.

The decrease in the change in value of our forward equity commitment of $9.7 million was primarily due to the period change in the per share price of our common shares.

The increase in impairment charges and loan losses of $73.5 million was primarily due to impairments recognized on non-core properties including certain retail, multi-tenant and underperforming properties in 2011. Noncontrolling interests' share of the 2011 impairments is $12.5 million. We explored the possible disposition of some of our non-core properties and determined that certain properties' carrying values exceeded their current estimated undiscounted cash flows based on our revised estimated hold periods. Two of these properties have outstanding non-recourse mortgage debt, net of escrows, of $21.0 million. The properties were written down to their estimated aggregate fair value of $14.7 million, which is $6.3 million less than the non-recourse mortgages encumbering these properties.

The change in the benefit (provision) for income taxes of $2.7 million was primarily the result of the write-off of a deferred tax liability by our wholly-owned taxable REIT subsidiary in 2011.

The increase in equity in earnings of non-consolidated entities of $4.6 million is primarily due to an investment in a new non-consolidated entity and cash distributions received on our investment in Concord Debt Holdings, LLC, offset by an impairment charge recognized in the first quarter of 2011 on our investment in a joint venture acquired in the merger with Newkirk Realty Trust.

Discontinued operations represent properties sold or held for sale. The reduction in total loss from discontinued operations of $15.7 million is primarily due to an increase in gains on sales of properties of $2.7 million, a decrease in impairment charges of $13.8 million, and an increase in income from discontinued operations of $3.1 million, offset by a change in debt satisfaction gains (charges), net of $4.0 million.

Net loss attributable to noncontrolling interests increased by $4.0 million primarily due to an increase in noncontrolling interest's share of impairment charges.

The increase in net loss attributable to common shareholders of $47.9 million is primarily due to the items discussed above.

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of September 30, 2011, we had investments in various non-consolidated entities with varying structures including our investments in Net Lease Strategic Assets Fund L.P., Concord Debt Holdings LLC, CDH CDO LLC, Pemlex LLC, LW Sofi LLC and various real estate limited partnerships. Some of the non-consolidated real estate investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender's sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $4.1 million in outstanding letters of credit.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $0 and $18.8 million as of September 30, 2011 and 2010, respectively, which represented 0% and 1.0% of total long-term indebtedness, respectively. There was no variable-rate indebtedness outstanding during the three months ended September 30, 2011. During the three months ended September 30, 2010, our variable-rate indebtedness had a weighted average interest rate of 3.2%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2010 would have been increased by approximately $0.2 million. During the nine months ended September 30, 2011 and 2010, our variable interest rate indebtedness had a weighted-average interest rate of 3.3% and 3.1%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2011 and 2010 would have been increased by approximately $17 thousand and $0.8 million, respectively. As of September 30, 2011 and 2010, our consolidated fixed-rate debt was approximately $1.7 billion and $1.9 billion, respectively, which represented 100.0% and 99.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2011 and are indicative of the interest rate environment as of September 30, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt is $1.6 billion as of September 30, 2011.

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

See Note 15 to the unaudited condensed consolidated financial statements for a description of legal proceedings.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on February 28, 2011.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2011 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2011	—	$—	—	1,056,731
August 1 - 31, 2011	—	$—	—	1,056,731
September 1 - 30, 2011	—	$—	—	1,056,731
Third quarter 2011	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007 in the original amount of 5.9 million common shares/operating partnership units.

See Note 3 to the unaudited condensed consolidated financial statements for a description of repurchases of shares of our Series C Cumulative Convertible Preferred stock.

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

10.28	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.29	—	Funding Agreement dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to Company’s Current Report on Form 8-K filed on July 24, 2006)(1)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)

32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

(3)	Furnished herewith.

(4)	Management contract or compensatory plan or arrangement.

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

Lexington Realty Trust

Date:	November 7, 2011	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President

Date:	November 7, 2011	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer