Form 10-K
period 2011-12-31
LEXINGTON REALTY TRUST
filed 2012-02-28
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐.
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No ☒.
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒.
The aggregate market value of the common shares held by non-affiliates of the Registrant as of June 30, 2011, which was the last business day of the Registrant's most recently completed second fiscal quarter was $1,413,351,463 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $9.13 per share.
Number of common shares outstanding as of February 23, 2012 was 155,397,555.
Certain information contained in the Definitive Proxy Statement for Registrant's Annual Meeting of Shareholders, to be held on May 15, 2012, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14.

PART I.

Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. All interests in properties are held through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.

References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. When we use the term “REIT” we mean real estate investment trust. All references to 2011, 2010 and 2009 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2011, December 31, 2010 and December 31, 2009, respectively.

Management of our interests in properties is generally conducted through Lexington Realty Advisors, Inc., a taxable REIT subsidiary, which we refer to as LRA, or through a property management joint venture subsidiary.

Cautionary Statements Concerning Forward-Looking Statements

This Annual Report, together with other statements and information publicly disseminated by us contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below under “Risk Factors” in Part I, Item 1A of this Annual Report and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Item 1. Business

General

We are a self-managed and self-administered REIT formed under the laws of the State of Maryland. Our primary business is the acquisition, ownership and management of portfolios of single-tenanted office, industrial and retail properties. Our core assets consist of general purpose, efficient, single-tenant net-leased office and industrial assets, in well-located and growing markets or critical to the tenant's business. A majority of these properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs. In addition, we acquire, originate and hold investments in loan assets and debt securities related to real estate.

As of December 31, 2011, we had ownership interests in approximately 185 consolidated real estate properties, located in 39 states and containing an aggregate of approximately 36.0 million square feet of space, approximately 95.6% of which was leased. In 2011, 2010 and 2009, no tenant/guarantor represented greater than 10% of our annual base rental revenue.

In addition to our beneficial interests, par value $0.0001 per share, classified as common stock, which we refer to as common shares, we have three outstanding classes of beneficial interests classified as preferred stock, which we refer to as preferred shares: (1) 8.05% Series B Cumulative Redeemable Preferred Stock, which we refer to as our Series B Preferred Shares, (2) 6.50% Series C Cumulative Convertible Preferred Stock, which we refer to as our Series C Preferred Shares, and (3) 7.55% Series D Cumulative Redeemable Preferred Stock, which we refer to as our Series D Preferred Shares. Our common shares, Series B Preferred Shares, Series C Preferred Shares and Series D Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP”, “LXP pb”, “LXP pc” and “LXP pd”, respectively.

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

History

Our predecessor was organized in Delaware in October 1993 upon the combination of two investment programs, Lepercq Corporate Income Fund L.P. and Lepercq Corporate Income Fund II L.P., which were formed to acquire net-lease real estate assets providing current income. Our predecessor was merged into Lexington Corporate Properties Trust, a Maryland statutory REIT, on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust was the successor in a merger with Newkirk Realty Trust, or Newkirk, which we refer to as the Newkirk Merger. All of Newkirk's operations were conducted, and all of its assets were held, through its master limited partnership, subsequently named The Lexington Master Limited Partnership, which we refer to as the MLP. As of December 31, 2008, the MLP was merged with and into us.

We are structured as an umbrella partnership REIT, or UPREIT, and a portion of our business is conducted through our two operating partnership subsidiaries: (1) Lepercq Corporate Income Fund L.P. and (2) Lepercq Corporate Income Fund II L.P. On December 31, 2010, a third operating partnership subsidiary, Net 3 Acquisition L.P., was merged with and into us. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. We are party to funding agreements with our operating partnerships under which we may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through our operating partnerships by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. As of December 31, 2011, there were approximately 4.0 million OP units outstanding, other than OP units held directly or indirectly by us, that are currently redeemable for approximately 4.5 million common shares if we satisfy redemptions entirely with common shares.

Current Economic Uncertainty and Capital Market Volatility

Our business continues to be impacted in a number of ways by the continued uncertainty in the overall economy and volatility in the capital markets. We encourage you to read “Risk Factors” in Part I, Item 1A of this Annual Report for a discussion of certain risks we are facing and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report for a detailed discussion of the trends we believe are impacting our business.

Objectives and Strategy

General. We focus on maintaining a strong balance sheet and improving our long-term growth prospects. Since 2008, we believe we have strengthened our balance sheet primarily by (1) repurchasing and retiring our debt and senior securities or by extending their maturity date, (2) financing our properties with non-recourse mortgage debt or corporate credit facilities and term loans at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt, (3) issuing equity and recycling capital by selling non-core properties, in order to create additional liquidity and (4) when opportunities arise, investing in core properties with long-term leases and other real estate assets, which we believe will generate favorable returns.

We grow our portfolio primarily by: (1) buying properties and leasing them back to the sellers under net leases, (2) acquiring properties already subject to net leases, (3) making mortgage and mezzanine loans secured by single tenant buildings and (4) engaging in, or providing capital to developers who are engaged in, “build-to-suit” projects for corporate users.

As part of our ongoing business efforts, we expect to continue to (1) recycle capital in compliance with regulatory and contractual requirements, (2) refinance or repurchase outstanding indebtedness when advisable, (3) effect strategic transactions, portfolio and individual property acquisitions and dispositions, (4) expand existing properties, (5) execute new leases with tenants, (6) extend lease maturities in advance of or at expiration and (7) explore new business lines and operating platforms. Additionally, we may continue to enter into joint ventures and co-investment programs with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.

Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady, predictable and growing cash flows while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we intend to stay focused on (1) enhancing operating results, (2) improving portfolio quality, (3) mitigating risks relating to interest rates and the real estate cycle and (4) implementing strategies where our management skills and real estate expertise can add value. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet while creating meaningful shareholder value.

Capital Recycling. We began to dispose of our interests in non-core assets in 2007, subject to regulatory and contractual requirements. During 2011, we used the proceeds from dispositions to primarily make investments and retire debt and preferred securities. During 2010 and 2009, we used the proceeds from dispositions to primarily retire debt. We continue to be focused on the disposition of our interests in non-core assets, including vacant and under-performing assets.

Occasionally, we provide seller financing as a means of efficiently disposing of an asset. As a result, if a buyer defaults under the seller financing, we will once again be the owner of the underlying asset.

Acquisition Strategies. When market conditions warrant, we seek to enhance our single-tenant property portfolio through acquisitions of interests in core assets, including build-to-suit activities and the investment in loan assets and debt securities directly or indirectly secured by core assets. Prior to effecting any acquisition, our underwriting includes analyzing the (1) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region, (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions, (3) present and anticipated conditions in the local real estate market and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. We also evaluate each potential tenant's financial strength, growth prospects, competitive position within its respective industry and a property's strategic location and function within a tenant's operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.

Strategic Transactions with Other Real Estate Investment Companies. We seek to capitalize on the unique investment experience of our management team as well as their network of relationships in the industry to achieve appropriate risk-adjusted yields through strategic transactions. Accordingly, we occasionally pursue the (1) acquisition of portfolios of assets and equity interests in companies with a significant number of single-tenant assets, including through mergers and acquisitions activity and (2) participation in strategic partnerships, co-investment programs and joint ventures.

In connection with the Newkirk Merger, we acquired what is now a one-third interest in each of Concord Debt Holding LLC, which we refer to as Concord, and CDH CDO LLC, which we refer to as CDH CDO. The remaining two-thirds interests are held equally by WRT Realty L.P., which we refer to as Winthrop, and a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., which we refer to as Inland Concord. Each of Concord's and CDH CDO's primary business is the ownership of real estate loan and bond assets.

In the second quarter of 2011, we formed an equally-owned joint venture, LW Sofi, LLC, with a subsidiary of Winthrop to acquire the economic interests in a mezzanine loan owned by Concord. In the fourth quarter, the mezzanine loan was satisfied and the joint venture was dissolved.

During 2007, we established Net Lease Strategic Assets Fund L.P., which we refer to as NLS, a co-investment program with a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., which we refer to as Inland NLS, to invest in specialty net-leased real estate.

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

Acquisitions of Portfolios and Individual Net-lease Properties. We seek to acquire portfolios and individual properties from (1) creditworthy companies in sale/leaseback transactions for properties that are integral to the sellers'/tenants' ongoing operations, (2) developers of newly constructed properties built to suit the needs of a corporate tenant by financing the project during the construction phase and/or agreeing to purchase the property upon completion of construction and occupancy by the tenant, (3) other real estate investment companies through strategic transactions and (4) sellers of properties subject to an existing lease. We believe that our geographical diversification and acquisition experience will allow us to continue to compete effectively for the acquisition of such properties.

Competition

Through our predecessor entities, certain members of our management have been in the net-lease real estate business since 1973. Over this period, our management established a broad network of contacts, including major corporate tenants, developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include other REITs, pension funds, banks, private companies and individuals.

Co-Investment Programs and Other Equity Method Investment Limited Partnerships

Net Lease Strategic Assets Fund L.P. NLS's portfolio consists of 42 specialty net-leased assets and a 40% tenant-in-common interest in a property. These specialty net-leased assets, which were either sold or contributed by us to NLS, include data centers, light manufacturing facilities, medical office facilities, car dealerships and a golf course.

At December 31, 2011, Inland NLS owned 85%, and we owned 15% of NLS's common equity, and we owned 100% of NLS's preferred equity. LRA is the asset manager for NLS pursuant to a management agreement. The partnership agreement provides each partner with a right of first offer and a buy/sell right after February 20, 2012.

Concord Debt Holdings LLC and CDH CDO LLC. On December 31, 2006, in connection with the Newkirk Merger, we acquired a 50% interest in Concord, which owns bonds and loans secured, directly and indirectly, by real estate assets. The other 50% interest in Concord was held by Winthrop. In 2008, we and Winthrop contributed our respective interest in Concord to Lex-Win Concord LLC, which we refer to as Lex-Win Concord. Immediately following the contribution, Inland Concord was admitted to Concord as a preferred member upon making a capital commitment. During the third quarter of 2010, Concord was restructured upon the effectiveness of a settlement agreement with Inland Concord regarding Inland's capital commitment. As a result of the restructuring (i) Lex-Win Concord was dissolved and (ii) Concord and a new entity, CDH CDO, are now owned equally by subsidiaries of us, Winthrop and Inland Concord. The new entity purchased Concord's interest in Concord Real Estate CDO 2006-1 LTD, which we refer to as CDO-1, from Concord with funds contributed by Inland Concord. The Company has made no additional contributions and it has not recognized any income or loss as a direct result of the restructuring, however, we recognize future income on the cash basis. The Company's investment in these ventures is valued at zero. Each of Concord's and CDH CDO's obligations are non-recourse to us, and we have no obligation to fund the operations of Concord or CDH CDO unless we receive management fees, and then, only to the extent of such management fees.

Other Equity Method Investment Limited Partnerships. We are a partner in five other partnerships with ownership percentages ranging between 27% and 35%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. As of December 31, 2011, the partnerships had $21.6 million in non-recourse mortgage debt (our proportionate share was $6.5 million) with interest rates ranging from 9.4% to 11.5%, a weighted-average interest rate of 9.9% and maturity dates ranging from 2012 to 2016.

We have determined that NLS and Lex-Win Concord have met the conditions of significant subsidiaries under Rule 1-02(w) of Regulation S-X for certain years. The separate financial statements of NLS and Lex-Win Concord, as required pursuant to Rule 3-09 of Regulation S-X, are filed as Exhibits 99.1 and 99.2, respectively, to this Annual Report.

Internal Growth and Effectively Managing Assets

Tenant Relations and Lease Compliance. We endeavor to maintain close contact with the tenants in the properties in which we have an interest in order to understand their financial status and future real estate needs. We monitor the financial, property maintenance and other lease obligations of the tenants in properties in which we have an interest, through a variety of means, including periodic reviews of financial statements that we have access to and physical inspections of the properties.

Extending Lease Maturities. Our property owner subsidiaries seek to extend tenant leases in advance of the lease expiration in order for us to maintain a balanced lease rollover schedule and high occupancy levels.

Revenue Enhancing Property Expansions. Our property owner subsidiaries undertake expansions of properties based on lease requirements, tenant requirements or marketing opportunities. We believe that selective property expansions can provide attractive rates of return and our property owner subsidiaries actively seek such opportunities.

Property Sales. Subject to regulatory requirements, we sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or if there is a better use of capital such as repurchasing our debt and senior securities.

Conversion to Multi-Tenant. If one of our property subsidiaries is unable to renew a single-tenant net lease or if it is unable to find a replacement single tenant, we either attempt to sell our interest in the property or have the property owner subsidiary convert the property to multi-tenant use and begin the process of leasing space. When appropriate, we seek to sell our interests in multi-tenant properties.

Property Management. From time to time, our property owner subsidiaries use property managers to manage certain properties. In 2010, we formed a property management joint venture with an unaffiliated third party to manage substantially all of these properties. We believe this joint venture provides us with (1) better management of our assets, (2) better tenant relationships, (3) revenue-enhancing opportunities and (4) cost efficiencies.

Financing Strategy
General. Since becoming a public company, our principal sources of financing have been the public and private equity and debt markets, property specific debt, revolving loans, corporate term loans, issuance of OP units and undistributed cash flows.
Property Specific Debt. Our property owners seek to finance certain of their assets with non-recourse secured debt.
Corporate Level Borrowings. We also use corporate-level borrowings, such as revolving loans and term loans, as needed, and when other forms of financing are not available or appropriate. In January 2012, we procured a $215.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties.  The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at an interest rate dependent on our leverage ratio, as defined, as follows: 2.00% plus LIBOR if our leverage ratio is less than 45%, 2.25% plus LIBOR if our leverage ratio is between 45% and 50%, 2.45% plus LIBOR if our leverage ratio is between 50% and 55%, and 2.85% plus LIBOR if our leverage ratio exceeds 55%. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured term loan will be dependent on our debt rating. We may not prepay any outstanding borrowings under the secured term loan through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at a premium for the next three years.
Also in January 2012, we refinanced our $300.0 million secured revolving credit facility procured in January 2011, which was scheduled to expire in January 2014, but could have been extended to January 2015 at our option, with a new $300.0 million secured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. The new secured revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at 1.625% plus LIBOR if our leverage ratio, as defined, is less than 45%, 1.875% plus LIBOR if our leverage ratio is between 45% and 50%, 2.125% plus LIBOR if our leverage ratio is between 50% and 55% and 2.375% plus LIBOR if our leverage ratio exceeds 55%. Upon the date when we obtain an investment grade credit rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured revolving credit facility will be dependent on our debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at our option. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million for a total secured revolving credit facility size of $525.0 million by adding properties to the borrowing base and admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined, of the properties comprising the borrowing base.
We expect to use the new secured term loan to refinance certain indebtedness, the majority of which is maturing in 2012. We borrowed $108.0 million under the secured term loan and $28.0 million under the secured revolving credit facility to repay the term loans in the original principal amounts of $25.0 million and $45.0 million, which were procured from KeyBank in March 2008 and to satisfy $62.2 million outstanding principal amount of 5.45% Exchangeable Guaranteed Notes tendered pursuant to a holder repurchase option in January 2012. In addition, effective February 1, 2012, we entered into an interest-rate swap agreement to fix LIBOR at 1.512% for seven years on $108.0 million of secured term loan LIBOR-based debt. Accordingly, the amount outstanding under the secured new term loan bears interest at a rate of 3.76% as of the date of filing this Annual Report.
During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require us to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 2017, except to preserve our REIT status. As of the date of filing this Annual Report, the notes have a conversion rate of 142.6917 common shares per $1,000 principal amount of the notes, representing a conversion price of $7.01 per share. The conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election.

Deleveraging. Our primary focus for 2011, 2010 and 2009 was to effectively use our capital to deleverage our balance sheet by refinancing, satisfying and repurchasing indebtedness. During 2011, 2010 and 2009, we reduced our overall consolidated indebtedness by $119.3 million, $300.3 million and $305.6 million, respectively, including $25.5 million and $123.4 million in 2010 and 2009, respectively, original principal amount of our 5.45% Exchangeable Guaranteed Notes.

Common Share Issuances

During 2011, we raised approximately $90.5 million by issuing 10.0 million common shares through a public offering. The proceeds from the common share offering were primarily used to fund investments and retire indebtedness. During 2010, we raised approximately $157.8 million by issuing approximately 22.4 million common shares through two public offerings. The proceeds from these common share offerings were primarily used to retire indebtedness.

We also maintain a direct share purchase plan with a dividend reinvestment component. During 2011 and 2010, we issued approximately 1.1 million and 1.3 million common shares, respectively, under our direct share purchase plan raising net proceeds of $8.4 million and $8.6 million, respectively. The net proceeds were primarily used to fund investments and retire indebtedness.

Common Share Repurchases

During 2008, we entered into a forward equity commitment to purchase 3.5 million common shares at a price of $5.60 per share, or a total of $19.6 million. We made mandatory prepayments totaling $15.6 million in 2008 and 2009. Share dividends in 2009 were held as additional collateral. The commitment was settled in October 2011 for a cash payment of approximately $4.0 million and approximately 4.0 million common shares, constituting all of the underlying common shares, were retired. As of December 31, 2011, 1.1 million common shares/OP units remained eligible for repurchase under our previously announced share repurchase authorization.

Preferred Share Repurchases

During 2011, we repurchased and retired approximately 0.4 million Series B Preferred Shares and 0.1 million Series C Preferred Shares. The aggregate purchase price of $15.5 million was at a $1.3 million discount to the liquidation preferences of the preferred shares.

Advisory Contracts

General. Certain members of our management have been in the business of investing in single-tenant net-lease properties since 1973. This experience has enabled us to provide advisory services to various net-lease investors.

Third Party Investors. In 2001, LRA entered into an advisory and asset management agreement to invest and manage an equity commitment of up to $50.0 million on behalf of a private third-party investment fund. Under the agreement, LRA earns (1) an acquisition fee (90 basis points of total acquisition costs), (2) an annual asset management fee (30 basis points of gross asset value) and (3) an incentive fee (16% of the return in excess of an internal rate of return of 10% earned by the investment fund). The investment fund made no purchases in 2011, 2010 or 2009 and owned one property as of December 31, 2011.

Affiliated Investors. Through LRA, we provide advisory services to NLS. In exchange for providing advisory services to NLS, LRA receives (1) a management fee of 0.375% of the equity capital, as defined, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets where the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each asset acquired by NLS.

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

Impairment Charges

During 2011, 2010 and 2009, we incurred $117.4 million, $56.9 million and $175.9 million, respectively, of non-cash impairment charges primarily related to (1) sales and other dispositions, or the possible sale or disposition, of assets at below book value, (2) vacancies of certain assets and (3) during 2009, $74.7 million of non-cash impairment charges related to our investment in Lex-Win Concord and another non-consolidated investment, which are included in equity in earnings (losses) of non-consolidated entities in our Consolidated Statement of Operations. In addition, we may continue to take similar non-cash impairment charges, which could be material in amount, due to (1) the current economic environment and (2) the implementation of our current business strategy, which may include sales of properties acquired in the Newkirk Merger that have a high cost basis because of our common share price at the time of the Newkirk Merger.

Summary of 2011 Transactions and Recent Developments

The following summarizes certain of our transactions during 2011, including transactions disclosed above and in our other periodic reports.

Sales. With respect to sales activity, we monetized our interests in 17 properties to unaffiliated third parties for an aggregate gross price of $160.1 million.

Acquisitions/Investments.

Property Acquisitions. Through property owner subsidiaries, we acquired the following properties in separate transactions:

Location	Property Type	Square Feet (000's)	Acquisition Date	Initial Cost Basis (million)	Lease Expiration
Byhalia, MS(1)	Industrial	514	May 2011	$27.5	03/2026
Rock Hill, SC	Office	80	May 2011	$7.4	08/2021
Allen, TX	Office	293	May 2011	$36.3	03/2018
Shelby, NC(1)	Industrial	674	June 2011	$23.5	05/2031
Columbus, OH	Office	42	July 2011	$6.1	07/2027
Chillicothe, OH	Industrial	475	October 2011	$12.1	06/2026
Aurora, IL	Office	210	October 2011	$15.3	09/2017
		2,288		$128.2
(1) Completed build-to-suit transaction

In addition, property owner subsidiaries:
- purchased 3.38 acres of land adjacent to a property in which we have an interest located in Lakewood, Colorado for $0.2 million;
- deposited $1.7 million in cash and a $1.6 million letter of credit toward the purchase of a $17.6 million to-be-built, 80,000 square foot office property in Eugene, Oregon. Substantial completion of the property is estimated to be in the first quarter of 2013. We can provide no assurances that this purchase will be consumated; and

- received a deed-in-lieu of foreclosure on a vacant office property in Wilsonville, Oregon.
Built-to-Suit Transactions. Through property owner subsidiaries, we were engaged in the following build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/Contribution (million)	Estimated Purchase Price/Completion Cost (million)	Lease Term (Years)	Estimated Completion Date
Saint Joseph, MO	Office	99	$18.0	$18.0	15	2Q 12
Huntington, WV(1)	Office	70	$11.8	$12.6	15	1Q 12
Shreveport, LA	Industrial	257	$2.5	$13.1	10	2Q 12
Florence, SC	Office	32	$5.1	$5.1	12	1Q 12
Long Island City, NY(2)	Industrial	143	$46.7	$55.5	15	1Q 13
Jessup, PA	Office	150	$20.8	$20.8	15	2Q 12
		751	$104.9	$125.1
(1) Property acquired January 2012.
(2) Joint venture investment. Estimated completion cost includes joint venture partner's equity.

Loan Investments. Through lender subsidiaries, we:

- made a $10.0 million mezzanine loan secured by a 100% pledge of all equity interests in the entities which owned two, to-be-constructed distribution facilities. The loan was scheduled to mature in June 2013 and had an interest rate of 15.0% for the first year and 18.5% for the second year. The loan was fully satisfied in December 2011 for an $11.5 million payment which included accrued interest and yield maintenance;
- loaned $3.0 million to the buyer in connection with the sale for $3.7 million of a vacant industrial property. The loan is secured by the property, bears interest at 7.8% and matures in January 2013;
- received $9.5 million, plus accrued interest, in full satisfaction of a mezzanine loan made in 2010, which was secured by interests in multiple properties; and
- contributed $5.8 million to a newly formed joint venture to invest in a mezzanine loan and received $7.9 million upon the joint venture liquidation.
Leasing. Through our property owner subsidiaries, we entered into 62 new leases and lease extensions encompassing an aggregate 4.9 million square feet. Our property owner subsidiaries received $22.4 million from five lease terminations of which $21.3 million is included in deferred revenue in the Consolidated Balance Sheet at December 31, 2011.

Financing. With respect to financing activities, in January 2011 we refinanced our $220.0 million secured revolving credit facility, which was scheduled to expire in February 2011 but could have been extended to February 2012, with a $300.0 million secured revolving credit facility with a maturity date of January 2014 but could have been extended at our option to January 2015, which was refinanced subsequent to year end as described elsewhere in this Annual Report.

Through our property owner subsidiaries, we:

- retired $134.3 million in property non-recourse mortgage debt; and

- obtained $15.0 million non-recourse mortgage financing on an industrial property.

Capital. With respect to capital activities, we:

- issued 10.0 million common shares in a public offering, raising net proceeds of approximately $90.5 million;

- issued approximately 1.1 million common shares under our direct share purchase plan raising net proceeds of approximately $8.4 million;

- settled our common share forward purchase equity commitment for approximately $4.0 million and retired approximately 4.0 million common shares; and

- repurchased and retired approximately 0.4 million Series B Preferred Shares and approximately 0.1 million Series C Preferred Shares for an aggregate purchase price of approximately $15.5 million.

Subsequent to December 31, 2011, we:

- procured a $215.0 million seven-year secured term loan and refinanced our existing $300.0 million secured revolving credit facility;

- satisfied term loans obtained in 2008 that had an aggregate outstanding principal amount of $60.6 million;

- satisfied a swap liability of $3.5 million;

- repurchased $62.2 million outstanding principal amount of 5.45% Exchangeable Guaranteed Notes tendered pursuant to a holder repurchase option in January 2012;

- through a property owner subsidiary, acquired the build-to-suit office property located in Huntington, West Virginia; and

- delivered a notice exercising the buy/sell right in the NLS partnership agreement and received notification from our partner exercising the right of first offer in the NLS partnership agreement.

Other

Employees. As of December 31, 2011, we had 54 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.

Industry Segments. We operate in primarily one industry segment, net-leased real estate assets.

Web Site. Our Internet address is www.lxp.com and the investor relations section of our web site is located at www.snl.com/irweblinkx/corporateprofile.aspx?iid=103128. We make available, free of charge, on or through the investor relations section of our web site or by contacting our Investor Relations Department, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the U.S. Securities and Exchange Commission, which we refer to as the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for our Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with the SEC.

Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, NY 10119-4015, Attn: Investor Relations, telephone: (212) 692-7200, e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, NY 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in June 2011.

Item 1A. Risk Factors

Set forth below are material factors that may adversely affect our business and operations.

We are subject to risks involved in single-tenant leases.

We focus our acquisition activities on real properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property. In addition, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.

We rely on revenues derived from major tenants.

Revenues from several tenants and/or their guarantors constitute a significant percentage of our base rental revenues. The default, financial distress or bankruptcy of any of the tenants and/or guarantors of these properties could cause interruptions in the receipt of lease revenues and/or result in vacancies, which would reduce the property owner subsidiary's revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sale value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, the property owner subsidiary may not be able to re-lease the vacant property at a comparable lease rate, at all, or without incurring additional expenditures in connection with the re-leasing. See “Management's Discussion and Analysis of Financial Conditions and Results of Operations - Overview - Leasing Trends” in Part II, Item 7 of this Annual Report for further discussion.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on generally accepted accounting principles, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. During 2011, 2010 and 2009, we incurred $117.4 million, $56.9 million and $175.9 million, respectively, of non-cash impairment charges. A substantial portion of these impairments related to assets acquired in the Newkirk Merger that have a high cost basis because of our common share price at the time of the Newkirk Merger. In addition, we may continue to take similar non-cash impairment charges, which could affect the implementation of our current business strategy. These impairments could have a material adverse effect on our financial condition and results of operations.

Our interests in loans receivable are subject to delinquency, foreclosure and loss.

Our interests in loans receivable are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to risks of delinquency as well as risk associated with the capital markets. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that the lender subsidiary would not recover the full value of the loan and the collateral may be non-performing. In 2011, one of our lender subsidiaries received a deed-in-lieu of foreclosure on an office property in Wilsonville, Oregon, which the tenant vacated in 2010. The loan had an outstanding principal balance of $10.6 million, which we believe was above the fair value of the property, and accordingly we incurred an impairment charge in 2010 of $3.8 million relating to this loan.

We face uncertainties relating to lease renewals and re-letting of space.

Upon the expiration of current leases for space located in properties in which we have an interest, our property owner subsidiary may not be able to re-let all or a portion of that space, or the terms of re-letting (including the cost of concessions to tenants and leasing commissions) may be less favorable to our property owner subsidiary than current lease terms or market rates. If our property owner subsidiaries are unable to promptly re-let all or a substantial portion of the space located in their respective properties, or if the rental rates a property owner subsidiary receives upon re-letting are significantly lower than current rates, our earnings and ability to make expected distributions to our shareholders may be adversely affected due to the resulting reduction in rent receipts and increase in our property owner subsidiary's property operating costs. There can be no assurance that our property owner subsidiaries will be able to retain tenants in any of our properties upon the expiration of leases.

Our inability to carry out our growth strategy could adversely affect our financial condition and results of operations.

Our growth strategy is based on the acquisition and development of additional properties and related assets, including acquisitions of large portfolios and real estate companies and acquisitions through co-investment programs and joint ventures. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the financing and/or acquisition of a newly constructed build-to-suit property. We may provide a developer with either a combination of (1) financing for construction of a build-to-suit property, or (2) a commitment to acquire a property upon completion of construction of a build-to-suit property and commencement of rent from the tenant. In addition, we may acquire a property subject to a lease and engage a developer to complete construction of a build-to-suit property as required by the lease. Our plan to grow through the acquisition and development of new properties could be adversely affected by trends in the real estate and financing businesses. The consummation of any future acquisitions will be subject to satisfactory completion of an extensive valuation analysis and due diligence review and to the negotiation of definitive documentation. Our ability to implement our strategy may be impeded because we may have difficulty finding new properties and investments at attractive prices that meet our investment criteria, negotiating with new or existing tenants or securing acceptable financing. If we are unable to carry out our strategy, our financial condition and results of operations could be adversely affected. Acquisitions of additional properties entail the risk that investments will fail to perform in accordance with expectations, including operating and leasing expectations. Redevelopment and new project development are subject to numerous risks, including risks of construction delays, cost overruns or force majeure events that may increase project costs, new project commencement risks such as the receipt of zoning, occupancy and other required governmental approvals and permits, and the incurrence of development costs in connection with projects that are not pursued to completion.

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

Acquisition activities may not produce expected results and may be affected by outside factors.

We intend to continue to acquire core properties. Acquisitions of commercial properties entail certain risks, such as (1) occupancy, rental rates and expenses may differ from estimates, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions at time of dispositions.

We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria, or we may fail to complete acquisitions or investments on satisfactory terms. Failure to identify or complete acquisitions could slow our growth, which could, in turn, have a material adverse effect on our financial condition and results of operations.

We face certain risks associated with our build-to-suit activities.

From time to time, we engage in, or provide capital to developers who are engaged in, build-to-suit activities. We face uncertainties, associated with a developer's performance and timely completion of a project. If a developer fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract. A developer's performance may also be affected or delayed by conditions beyond the developer's control. We may incur additional risks when we make periodic progress payments or other advances to developers before completion of construction. These and other factors can result in increased costs of a project or loss of our investment. We also rely on third-party construction managers and/or engineers to monitor the construction activities.

We rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property, which may be up to two years prior to the estimated date of completion. If our projections are inaccurate, we may pay more than the fair value of a property.

Our multi-tenant properties expose us to additional risks.

Our multi-tenant properties involve risks not typically encountered in real estate properties which are operated by a single tenant. The ownership of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current economic crisis. These risks, in turn, could cause a material adverse impact to our results of operations and business.

Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our operating results. Multi-tenant properties also expose us to the risk of potential "CAM slippage," which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants.

We are highly leveraged, which increases risk of default on our obligations and debt service requirements.

We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our amended and restated declaration of trust nor any policy statement formally adopted by our Board of Trustees limits either the total amount of indebtedness or the specified percentage of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. High levels of leverage may result in an increased risk of default on our obligations and in an increase in debt service requirements, which could adversely affect our financial condition, results of operations and our ability to pay distributions.

Market interest rates could have an adverse effect on our borrowing costs, profitability and our share price.

We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2011, we had no amounts outstanding in consolidated variable-rate indebtedness that were not subject to an interest-rate swap agreement. However, borrowings under our new secured revolving credit facility and new secured term loan are subject to variable rates. Effective February 1, 2012, we entered into an interest-rate swap agreement to fix LIBOR at 1.512% on $108.0 million of borrowings under the new secured term loan. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates.

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

Since 2008, the United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy in general.

In addition to the interest rate swap agreement on $108.0 million of borrowing under our new secured term loan, we have interest rate swap agreements through our investment in CDH CDO. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties.

The trading price of our common shares has been, and may continue to be, subject to significant fluctuations.

Since January 1, 2008, the closing sale price of our common shares on the New York Stock Exchange (composite) has ranged from $17.22 to $2.01 per share. The market price of our common shares may fluctuate in response to company-specific and securities market events and developments including those described in this Annual Report. In addition, the amount of our indebtedness may impact investor demand for our common shares, which could have a material effect on the market price of our common shares.

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

As of December 31, 2011, the consolidated scheduled balloon payments, for the next five calendar years, are as follows:

Year	Non-Recourse Property-Specific Balloon Payments		Corporate Recourse Balloon Payments(3)
2012 (1)	$147.9	million	$62.2	million
2013 (2)	$234.9	million	$60.6	million
2014	$229.1	million	$—
2015	$268.8	million	$—
2016	$121.9	million	$—
(1) Includes 5.45% Exchangeable Guaranteed Notes due in January 2027 which were repurchased and retired in January 2012 pursuant to a holder repurchase option.
(2) Includes corporate recourse balloon payments satisfied subsequent to December 31, 2011.
(3) Balances were retired with borrowings from our secured term loan and secured revolving credit facility obtained in 2012.

The ability to make the scheduled balloon payment on a non-recourse mortgage note will depend upon (1) in the event we determine to contribute capital, our cash balances and the amount available under our secured term loan and secured revolving credit facility and (2) the property owner subsidiary's ability either to refinance the related mortgage debt or to sell the related property. If the property owner subsidiary is unable to refinance or sell the related property, the property may be conveyed to the lender through foreclosure or the property owner subsidiary may declare bankruptcy. The failure to pay the balloon payment may strain relationships with lenders.

We face risks associated with returning properties to lenders.

A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender can only look to the property in the event of a default. During January 2012, a lender foreclosed on a vacant property in Tulsa, Oklahoma, in which we had an interest and during 2009, lenders foreclosed on vacant properties located in Richmond, Virginia and Plymouth, Michigan, in which we had an interest, because the property owner subsidiaries were unable to pay the required debt service. In 2009, a vacant property in Houston, Texas was disposed of in the bankruptcy of the property owner subsidiary because the property owner subsidiary was unable to pay the required debt service.  As a result, we lost all of our interest in these properties and any future opportunities to re-tenant these properties.  The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our (1) financial condition and results of operations, (2) relationships with lenders and (3) ability to obtain additional financing in the future.

In addition, in instances not involving us, there are at least two cases in Michigan where a lender has been successful (at the trial court level in one case and at the trial court and appeals court level in the other case) in triggering a carve out to the non-recourse nature of a mortgage loan because the value of the property declined below the balance of the mortgage. While we believe this goes against the express intention of a non-recourse mortgage loan, to the extent these cases are not overturned or superseded by legislation, the ability of our property owner subsidiaries to return properties to lenders may be inhibited and we may be liable for all or a portion of such losses.

Certain of our properties are cross-collateralized, and certain of our indebtedness is cross-defaulted.

As of December 31, 2011, the mortgages on three sets of two properties, one set of three properties and one set of four properties are cross-collateralized. In addition, (1) our new secured revolving credit facility and our new secured term loan are secured by ownership interest pledges in a borrowing base of properties, (2) our $45.0 million original principal amount secured term loan (of which $35.6 million was outstanding at December 31, 2011 and all of which was satisfied in January 2012) was secured by pledges of interests in a borrowing base of interests in certain properties and (3) our $25.0 million secured term loan (all of which was satisfied in January 2012) was secured by pledges of interests in three properties. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

In addition, our new secured revolving credit facility, new secured term loan, and 6.00% Convertible Guaranteed Notes contain cross-default provisions, which may be triggered if we default on indebtedness in excess of certain thresholds.

We face possible liability relating to environmental matters.

Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, our property owner subsidiaries may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties in which we have an interest as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on our property owner subsidiaries in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages and our liability therefore could be significant and could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect a property owner subsidiary's ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

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

There can be no assurance that these environmental reports will reveal all environmental conditions at the properties in which we have an interest or that the following will not expose us to material liability in the future:

•the discovery of previously unknown environmental conditions;
•changes in law;
•activities of tenants; or
•activities relating to properties in the vicinity of the properties in which we have an interest.

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

Legal proceedings arising in the ordinary course of our business require time and effort.  The outcomes of legal proceedings are subject to significant uncertainty.  Certain legal proceedings that we are currently involved in are described in note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.  In the event that we are unsuccessful defending or prosecuting these proceedings, as applicable, we may incur a judgment or fail to realize an award of damages that could have an adverse effect on our financial condition.

Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.

We carry comprehensive liability, fire, extended coverage and rent loss insurance on most of the properties in which we have an interest, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, certain of our leases require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our investment in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition and results of operations.

Future terrorist attacks, military conflicts and unrest in the Middle East could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.

The types of terrorist attacks since 2001, on-going and future military conflicts and the continued unrest in the Middle East may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. The increase in the price of oil will cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could also result in significant damages to, or loss of, our properties or the value thereof.

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

There are numerous commercial developers, real estate companies, financial institutions and other investors with greater financial and other resources than we have that compete with us in seeking investments and tenants. Due to our focus on net-lease properties located throughout the United States, and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.

Our failure to maintain effective internal control could have a material adverse effect on our business, operating results and share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control, as such standards may be modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information and the trading price of our shares could drop significantly.

We may have limited control over our co-investment programs and joint venture investments.

Our co-investment programs and joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our expectations, its previous instructions or our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of co-investment program and joint venture investments include impasse on decisions, such as a sale, because neither we nor our partner has full control over the co-investment program or joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in co-investment programs and joint ventures.

Two of our co-investment programs, Concord and CDH CDO, are owned equally by our subsidiaries, Winthrop and Inland Concord. Material actions taken by Concord and CDH CDO require the consent of each of co-investment partner. Accordingly, Concord and CDH CDO may not take certain actions or invest in certain assets even if we believe it to be in its best interest.

Another co-investment program, NLS, is managed by an Executive Committee comprised of three persons appointed by us and two persons appointed by our partner. With few exceptions, the affirmative vote of four members of the Executive Committee is required to conduct business. Accordingly, we do not control the business decisions of this co-investment program.

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

Accordingly, there may be instances in which we may not sell a property or pay down the debt on a property even though doing so would be advantageous to our other shareholders. In the event of an appearance of a conflict of interest, the conflicted trustee or officer is required to recuse himself or herself from any decision making or seek a waiver of our Code of Business Conduct and Ethics.

Our ability to change our portfolio is limited because real estate investments are illiquid.

Equity investments in real estate are relatively illiquid and, therefore, our ability to change our portfolio promptly in response to changed conditions is limited. Our Board of Trustees may establish investment criteria or limitations as it deems appropriate, but currently does not limit the number or type of properties in which we may seek to invest or on the concentration of investments in any one geographic region.

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

In 2007 we announced a restructuring of our investment strategy, focusing on core assets. A REIT will incur a 100% tax on the net income from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. While we believe that the dispositions of our assets pursuant to the restructuring of our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances. We have not sought and do not intend to seek a ruling from the Internal Revenue Service regarding any dispositions. Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax. If all or a significant portion of those dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Certain limitations limit a third party's ability to acquire us or effectuate a change in our control.

Limitations imposed to protect our REIT status. In order to protect us against the loss of our REIT status, among other restrictions, our declaration of trust limits any shareholder from owning more than 9.8% in value of our outstanding equity shares, defined as common shares or preferred shares, subject to certain exceptions. These ownership limits may have the effect of precluding acquisition of control of us. Our Board of Trustees has granted limited waivers of the ownership limits to Vornado Realty, L.P., BlackRock, Inc. and Cohen & Steers Capital Management, Inc.

Severance payments under employment agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control. We have entered into employment agreements with four of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), if those executive officers are terminated without cause, as defined, those executive officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in the employment agreements. Accordingly, these payments may discourage a third party from acquiring us.

Our ability to issue additional shares. Our amended and restated declaration of trust (1) authorizes 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 excess shares and (2) authorizes our Board of Trustees to cause us to issue these shares without shareholder approval. Our Board of Trustees is able to establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2011, in addition to common shares, we had outstanding 2,740,874 Series B Preferred Shares, 1,970,200 Series C Preferred Shares, and 6,200,000 Series D Preferred Shares. Our Series B, Series C and Series D Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which he otherwise would have become an interested shareholder, which approval may be conditioned by the Board of Trustees. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder, or an affiliate of an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders' best interests. In connection with the Newkirk Merger, Vornado Realty Trust, which we refer to as Vornado, was granted a limited exemption from the definition of “interested shareholder.”

Maryland Control Share Acquisition Act. Maryland law provides that “control shares” of a Maryland REIT acquired in a “control share acquisition” shall have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquirer, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders' meeting or if the acquiring person does not deliver an acquiring person statement as required under the statute, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders' meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. Our amended and restated by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.

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

However, these restrictions and limits may not be adequate in all cases to prevent the transfer of our capital shares in violation of the ownership limitations. The ownership limits discussed above may have the effect of delaying, deferring or preventing someone from taking control of us, even though a change of control could involve a premium price for the common shares or otherwise be in shareholders' best interests.

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

We may change the dividend policy for our common shares in the future.
We currently expect to pay an aggregate annual dividend of $0.50 per common share with respect to the 2012 taxable year. However, the decision to declare and pay dividends on our common shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Trustees in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. The actual dividend payable will be determined by our Board of Trustees based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amount. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

Our Board of Trustees may change our investment policy without shareholders' approval.
Subject to our fundamental investment policy to maintain our qualification as a REIT, our Board of Trustees will determine our investment and financing policies, growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies.
Our Board of Trustees may revise or amend these strategies and policies at any time without a vote by shareholders. Accordingly, shareholders' control over changes in our strategies and policies is limited to the election of trustees and changes made by our Board of Trustees may not serve the interests of shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT.

The concentration of ownership by certain investors may limit other shareholders from influencing significant corporate decisions.
At December 31, 2011, Vornado beneficially owned approximately 18.5 million common shares, and E. Robert Roskind, our Chairman, beneficially owned approximately 1.1 million of our common shares and approximately 1.5 million OP units, which are currently redeemable for approximately 1.7 million common shares, or with respect to a portion of the OP units, at our election, cash. Mr. Roskind and an employee of Vornado sit on our Board of Trustees as of the date of filing this Annual Report. Each of Vornado and Mr. Roskind may have substantial influence over us and on the outcome of any matters submitted to our shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between each of Vornado and Mr. Roskind and our other equity or debt holders. In addition, Vornado engages in a wide variety of activities in the real estate business and may engage in activities that result in conflicts of interest with respect to matters affecting us, such as competition for properties and tenants.

Securities eligible for future sale may have adverse effects on our share price.
We have an unallocated universal shelf registration statement and a direct share purchase plan, pursuant to which we may issue additional common shares. In addition, as of December 31, 2011, an aggregate of approximately 8.4 million of our common shares are issuable upon the exercise of employee share options and upon the exchange of OP units. There are also 16.4 million common shares underlying our 6.00% Convertible Guaranteed Notes as of December 31, 2011, which is subject to increase upon certain events, including if we pay a quarterly common share dividend in excess of $0.10 per common share. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

We are dependent upon our key personnel.

We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on certain of our executive officers for business direction. In January 2012, we entered into three-year employment agreements with each of T. Wilson Eglin, our Chief Executive Officer and President, E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer. However, an employment agreement does not itself prevent an employee from resigning.

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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2011, we had ownership interests in approximately 36.0 million square feet of rentable space in approximately 185 consolidated office, industrial and retail properties and these properties were approximately 95.6% leased based upon net rentable square feet. All properties in which we have an interest are held through at least one property owner subsidiary.

The properties in which we have an interest are generally subject to net leases; however, in certain leases the property owner subsidiaries are responsible for roof, structural and other repairs. In addition, certain of the properties in which we have an interest (including those held through non-consolidated entities) are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. Furthermore, the property owner subsidiaries are responsible for all operating expenses of any vacant properties, and the property owner subsidiaries may be responsible for a significant amount of operating expenses of multi-tenant properties.

Ground Leases. Certain of the properties in which we have an interest are subject to long-term ground leases where either the tenant of the building on the property or a third party owns and leases the underlying land to the property owner subsidiary. Certain of these properties are economically owned through the holding of industrial revenue bonds primarily for real estate tax abatement purposes and as such, neither ground lease payments nor bond interest payments are made or received, respectively. For certain of the properties held under a ground lease, the ground lessee has a purchase option. At the end of these long-term ground leases, unless extended or the purchase option exercised, the land together with all improvements thereon reverts to the landowner. In addition, we have an interest in one property in which a portion of the land, on which a portion of the parking lot is located, is subject to a ground lease. At expiration of the ground lease, only that portion of the parking lot reverts to the landowner.

Leverage. As of December 31, 2011, we had interests in properties subject to outstanding mortgages and notes payable and corporate level debt of approximately $1.7 billion with a weighted-average interest rate of approximately 5.8%.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2015	100%
275 S. Valencia Ave	Brea	CA	Bank of America, National Association	637,503	6/30/2019	100%
2706 Media Center Dr.	Los Angeles	CA	Playboy Enterprises, Inc.	83,252	11/7/2012	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/13/2013	100%
9201 E. Dry Creek Rd	Centennial	CO	The Shaw Group, Inc.	128,500	9/30/2017	100%
1110 Bayfield Dr.	Colorado Springs	CO	Honeywell International Inc.	166,575	11/30/2013	100%
3940 South Teller St.	Lakewood	CO	MoneyGram Payment Systems, Inc.	68,165	3/31/2015	100%
1315 W. Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	106,877	4/30/2017	100%
200 Executive Blvd. S.	Southington	CT	Hartford Fire Insurance Company	153,364	12/31/2012	100%
100 Barnes Rd	Wallingford	CT	3M Company	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Océ Printing Systems USA, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
12600 Gateway Blvd.	Fort Meyers	FL	Gartner, Inc.	62,400	1/31/2013	100%
550 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,920	9/30/2015	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,155	9/30/2015	100%
9200 South Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2013	100%
Sandlake Rd./Kirkman Rd	Orlando	FL	Lockheed Martin Corporation	184,000	4/30/2013	100%
4400 Northcorp Parkway	Palm Beach Gardens	FL	Office Suites Plus Properties, Inc.	18,400	5/3/2019	100%
2223 N. Druid Hills Rd	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2014	100%
6303 Barfield Rd	Atlanta	GA	International Business Machines Corporation / Internet Security Systems, Inc. (ISS Group, Inc.)	238,600	5/31/2013	100%
859 Mount Vernon Hwy	Atlanta	GA	International Business Machines Corporation / Internet Security Systems, Inc. (ISS Group, Inc.)	50,400	5/31/2013	100%
956 Ponce de Leon Ave	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2014	100%
4545 Chamblee-Dunwoody Rd	Chamblee	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2014	100%
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2014	100%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2014	100%
825 Southway Dr.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2014	100%
1698 Mountain Industrial Blvd.	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2014	100%
4000 Johns Creek Pkwy	Suwanee	GA	Kraft Foods Global, Inc.	87,219	9/30/2012	84%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1275 Northwest 128th St.	Clive	IA	Principal Life Insurance Company	61,180	1/31/2012	100%
750 North Commons Dr.	Aurora	IL	Westell, Inc. (Westell Technologies, Inc.)	210,230	9/30/2017	100%
101 E. Erie St.	Chicago	IL	Draftfcb, Inc. (Interpublic Group of Companies, Inc.)	230,704	3/15/2014	92%
850 & 950 Warrenville Rd	Lisle	IL	National Louis University	99,414	12/31/2019	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2020	100%
10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,047	10/31/2019	90%
5757 Decatur Blvd.	Indianapolis	IN	Allstate Insurance Company	89,956	8/31/2012	100%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re American Holding Corporation / Westport Insurance Corporation	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	Bell South Mobility Inc.	70,100	10/31/2012	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	7/1/2015	100%
26555 Northwestern Hwy	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
3165 McKelvey Rd.	Bridgeton	MO	BJC Health System	52,994	3/31/2013	100%
9201 Stateline Rd.	Kansas City	MO	Swiss Re American Holding Corporation / Westport Insurance Corporation	155,925	4/1/2019	100%
200 Lucent Lane	Cary	NC	Progress Energy Service Company, LLC	124,944	11/30/2014	100%
700 US Hwy. Route 202-206	Bridgewater	NJ	Biovail Pharmaceuticals, Inc. (Valeant Pharmaceuticals International, Inc.)	115,558	10/31/2014	100%
333 Mount Hope Ave.	Rockaway	NJ	BASF Corporation	95,500	9/30/2014	100%
1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE Inc.)	123,734	11/30/2021	100%
180 S. Clinton St.	Rochester	NY	Frontier Corporation	226,000	12/31/2014	100%
2000 Eastman Dr.	Milford	OH	Siemens Corporation	221,215	4/30/2016	100%
500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%
275 Technology Dr.	Canonsburg	PA	ANSYS, Inc.	107,872	12/31/2014	100%
2550 Interstate Dr.	Harrisburg	PA	New Cingular Wireless PCS, LLC	81,859	12/31/2013	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	305,170	1/31/2014	98%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
2210 Enterprise Dr.	Florence	SC	JPMorgan Chase Bank, National Association	179,300	6/30/2013	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2014	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2014	100%
333 Three D Systems Circle	Rock Hill	SC	3D Systems Corporation	80,028	8/31/2021	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2014	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	292,700	3/14/2018	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	138,443	7/31/2015	100%
11511 Luna Rd.	Farmers Branch	TX	Haggar Clothing Co. (Texas Holding Clothing Corporation & Haggar Corp.)	180,507	4/30/2016	100%
10001 Richmond Ave.	Houston	TX	Baker Hughes Incorporated	554,385	9/27/2015	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	3/31/2021	100%
16676 Northchase Dr.	Houston	TX	Kerr-McGee Oil & Gas Corporation (Kerr-McGee Corporation)	101,111	7/31/2014	100%
810 & 820 Gears Rd.	Houston	TX	IKON Office Solutions, Inc.	157,790	1/31/2013	100%
6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc. / PacifiCare Healthsystems, LLC	142,500	11/30/2017	100%
12645 West Airport Rd.	Sugar Land	TX	Baker Hughes Incorporated	165,836	9/27/2015	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC	130,290	12/31/2016	100%
120 E. Shore Dr.	Glen Allen	VA	Capital One Services, LLC	77,045	5/31/2017	100%
400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2014	100%
421 Butler Farm Rd.	Hampton	VA	Patient Advocate Foundation	56,564	12/31/2019	65%
13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2018	100%
13775 McLearen Rd.	Herndon	VA	Equant, Inc. (Equant N.V.)	125,293	4/30/2015	100%
2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	10/31/2014	100%
22011 Southeast 51st St.	Issaquah	WA	Spacelabs Medical, Inc. / OSI Systems, Inc. (Instrumentarium Corporation)	95,600	12/14/2014	100%
5150 220th Ave.	Issaquah	WA	Spacelabs Medical, Inc. / OSI Systems, Inc. (Instrumentarium Corporation)	106,944	12/14/2014	100%
			Office Total	10,929,716

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	CEVA Logistics U.S., Inc. (TNT Logistics Holdings, B.V.)	595,346	1/1/2014	100%
2455 Premier Dr.	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2016	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	229,605	6/30/2020	100%
1420 Greenwood Rd.	McDonough	GA	Versacold USA, Inc.	296,972	10/31/2017	100%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
3686 S. Central Ave.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	90,000	12/31/2014	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	972,625	4/30/2019	100%
1601 Pratt Ave.	Marshall	MI	Enbridge Energy, Limited Partnership	58,300	2/15/2012	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	290,133	10/31/2017	100%
7111 Crabb Rd.	Temperance	MI	CEVA Logistics U.S., Inc. (TNT Logistics Holdings, B.V.)	744,570	8/4/2012	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2016	100%
1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc. / Corporate Express, Inc.	196,946	12/31/2013	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
2203 Sherrill Dr.	Statesville	NC	Ozburn-Hessey Logistics, LLC (OHH Acquisition Corporation)	639,800	5/31/2013	100%
10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	248,200	8/31/2016	100%
1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	MTM	59%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Sales, LLC / Owens Corning Insulating Systems, LLC	400,522	5/30/2011	100%
10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	CEVA Logistics U.S., Inc. (TNT Logistics Holdings, B.V.)	1,164,000	8/4/2012	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	120,000	5/31/2021	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2016	100%
3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
19500 Bulverde Rd.	San Antonio	TX	Harcourt Inc. (Harcourt General, Inc.)	559,258	3/31/2016	100%
2425 Hwy. 77 North	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie NV & James Hardie Industries NV)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods Global, Inc.	344,700	5/31/2016	100%
			Industrial Total	13,090,247

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
10415 Grande Ave	Sun City	AZ	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Rd	San Diego	CA	Kmart Corporation	107,210	12/31/2018	100%
10340 U.S. 19	Port Richey	FL	Kingswere Furniture, LLC	53, 820	10/31/2018	100%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
5104 N. Franklin Rd	Lawrence	IN	Marsh Supermarkets, Inc. / Marsh Supermarkets, LLC	28,721	10/31/2013	100%
205 Homer Rd	Minden	LA	Brookshire Grocery Company / Safeway Stores, Inc.	35,000	11/30/2012	100%
24th St. W. & St. John's Ave	Billings	MT	Safeway, Inc.	40,800	5/31/2015	100%
US 221 & Hospital Rd	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2013	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2013	100%
835 Julian Ave	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
900 S. Canal St.	Carlsbad	NM	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
130 Midland Ave	Port Chester	NY	Pathmark Stores, Inc.	59,000	10/31/2023	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	46,350	2/26/2018	100%
1084 E. Second St.	Franklin	OH	Marsh Supermarkets, Inc. / Crystal Food Services, LLC	29,119	10/31/2013	100%
5350 Leavitt Rd	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
N.E.C. 45th Street & Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	30,757	3/31/2014	100%
6910 S. Memorial Hwy	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	43,123	5/31/2016	100%
12535 S.E. 82nd Ave	Clackamas	OR	Toys "R" Us-Delaware, Inc. / Toys "R" Us, Inc. / TRU 2005 RE I, LLC	42,842	5/31/2016	100%
S. Carolina 52/52 Bypass	Moncks Corner	SC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2013	100%
399 Peach Wood Centre Dr.	Spartanburg	SC	Best Buy Co., Inc.	45,800	2/26/2018	100%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC	42,130	6/30/2014	100%
1053 Mineral Springs Rd	Paris	TN	The Kroger Co.	31,170	7/1/2013	100%
4121 S. Port Ave	Corpus Christi	TX	Cafeteria Operators, LP (Furr's Restaurant Group, Inc.)	10,000	4/30/2012	100%
1610 S. Westmoreland Ave	Dallas	TX	Malone's Food Stores, Ltd.	70,910	3/31/2017	100%
3451 Alta Mesa Blvd.	Fort Worth	TX	AVT Grocery, Inc. / Safeway, Inc.	44,000	5/31/2012	100%
101 W. Buckingham Rd	Garland	TX	AVT Grocery, Inc.	40,000	11/30/2012	100%
4811 Wesley St.	Greenville	TX	Brookshire Grocery Company / Safeway, Inc.	48,492	5/31/2016	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
402 E. Crestwood Dr.	Victoria	TX	Cafeteria Operators, LP (Furrs Restaurant Group, Inc.)	10,000	4/30/2012	100%
3211 W. Beverly St.	Staunton	VA	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
18601 Alderwood Mall Blvd.	Lynnwood	WA	Toys "R" Us-Delaware, Inc. / Toys "R" Us, Inc. /TRU 2005 RE I, LLC	43,105	5/31/2016	100%
1700 State Route 160	Port Orchard	WA	Moran Foods, Inc. d/b/a Save-A-Lot, Ltd.	27,968	1/31/2015	57%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
			Retail Total	1,673,396

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	2/28/2023	100%
2005 E. Technology Cir.	Tempe	AZ	Infocrossing, Inc.	60,000	12/31/2025	100%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2022	100%
11201 Renner Blvd.	Lenexa	KS	United States of America	178,000	3/31/2022	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	539,592	6/30/2025	100%
301 Bill Bryan Rd	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	211,598	6/30/2025	100%
5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	646,000	10/31/2026	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Associates, Inc.	52,337	12/31/2022	100%
459 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	513,734	3/31/2026	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	673,518	5/31/2031	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, Inc.	85,200	11/30/2025	100%
121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Drackmaschinen AG)	500,500	3/30/2021	100%
6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	282,000	1/31/2029	100%
351 Chamber Drive	Chillicothe	OH	The Kitchen Collection, Inc.	475,218	6/30/2026	100%
5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	104,807	12/29/2026	100%
2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	42,290	7/15/2027	100%
7005 Cochran Rd	Glenwillow	OH	Royal Appliance Mfg. Co.	458,000	7/31/2025	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	241,977	11/30/2026	100%
400 E. Stone Ave	Greenville	SC	Canal Insurance Company	128,041	12/31/2029	100%
4201 Marsh Ln.	Carrollton	TX	Carlson Restaurants Inc. (Carlson, Inc.)	130,000	11/30/2022	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	3/31/2023	100%
8900 Freeport Pkwy	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2023	84%
9803 Edmonds Way	Edmonds	WA	Pudget Consumers Co-op d/b/a PCC Natural Markets	35,459	8/31/2028	100%
			Long-Term Leases Total	7,079,408

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART MULTI-TENANTED
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
13430 N. Black Canyon Fwy	Phoenix	AZ	Multi-tenanted	138,940	Various	100%
1500 Hughes Way	Long Beach	CA	Multi-tenanted	490,055	Various	74%
10 John St.	Clinton	CT	Vacant	41,188	N/A	0%
6277 Sea Harbor Dr.	Orlando	FL	Vacant	360,307	N/A	0%
4200 Northcorp Parkway	Palm Beach Gardens	FL	Multi-tenanted	95,065	Various	20%
1032 Fort St. Mall/King St.	Honolulu	HI	Multi-tenanted	318,451	Various	94%
2300 Litton Lane	Hebron	KY	Multi-tenanted	80,441	Various	100%
100 Light St.	Baltimore	MD	Multi-tenanted	476,459	Various	95%
37101 Corporate Dr.	Farmington Hills	MI	Vacant	119,829	N/A	0%
4848 129th East Ave.	Tulsa	OK	Vacant	101,100	N/A	0%
9275 SW Peyton Lane	Wilsonville	OR	Vacant	122,857	N/A	0%
6050 Dana Way	Antioch	TN	W.M. Wright Company	672,629	3/31/2021	62%
207 Mockingbird Lane	Johnson City	TN	Multi-tenanted	60,684	Various	48%
100 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	68,003	Various	85%
140 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	79,675	Various	72%
			Multi-Tenanted Total	3,225,683
			Consolidated Portfolio Grand Total	35,998,450

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
OFFICE
5201 West Barraque St.	Pine Bluff	AR	Entergy Arkansas Inc.	27,189	10/31/2015	100%
Route 64 W. & Junction 333	Russellville	AR	Entergy Arkansas Inc. / Entergy Services, Inc.	191,950	5/9/2016	100%
19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
8555 South River Pkwy.	Tempe	AZ	ASM Lithography, Inc. (ASM Lithography Holding N.V.) (2013) / DuPont Airproducts Nanomaterials L.L.C. (2022)	95,133	6/30/2022	100%
1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
10419 North 30th St.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	132,981	6/30/2020	100%
2500 Patrick Henry Pkwy	McDonough	GA	Georgia Power Company	111,911	6/30/2015	100%
3500 N. Loop Court	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
3265 E. Goldstone Dr.	Meridian	ID	T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
101 E. Washington Blvd.	Fort Wayne	IN	Indiana Michigan Power Company	348,452	10/31/2016	100%
9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
70 Mechanic St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	251,914	7/1/2014	100%
First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive, Inc.)	180,230	4/30/2014	100%
3943 Denny Ave.	Pascagoula	MS	Northrop Grumman Systems Corporation	94,841	10/31/2013	100%
3201 Quail Springs Pkwy.	Oklahoma City	OK	AT&T Corp. / AT& T Services, Inc. / New Cingular Wireless Services, Inc.	128,500	11/30/2015	81%
2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I LLC (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
265 Lehigh St.	Allentown	PA	Pennsylvania School of Business, Inc.	71,230	9/30/2021	31%
420 Riverport Rd.	Kingport	TN	Kingsport Power Company	42,770	6/30/2013	100%
2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2013	100%
1401 & 1501 Nolan Ryan Pkwy.	Arlington	TX	Siemens Dematic Postal Automation L.P. / Siemens Energy & Automation, Inc. / Siemens Shared Services, LLC	236,547	1/31/2014	100%
1200 Jupiter Rd.	Garland	TX	Raytheon Company	278,759	5/31/2016	100%
2529 West Thorne Dr.	Houston	TX	Baker Hughes, Incorporated	65,500	9/27/2015	100%
17191 St. Luke's Way	The Woodlands	TX	Montgomery County Management Company, LLC	41,000	10/31/2019	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile USA, Inc. / T-Mobile West Corporation	75,016	6/30/2015	100%
11555 University Blvd.	Sugar Land	TX	KS Management Services, LLP (St. Luke's Episcopal Health System Corporation)	72,683	11/30/2020	100%
1600 Eberhardt Rd.	Temple	TX	Nextel of Texas, Inc. (Nextel Finance Company)	108,800	1/31/2016	100%
1400 Northeast McWilliams Rd.	Bremerton	WA	Nextel West Corp. (Nextel Finance Company)	60,200	7/14/2016	100%
			Office Total	3,329,525

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
INDUSTRIAL
109 Stevens St.	Jacksonville	FL	Wagner Industries, Inc.	168,800	1/31/2014	100%
359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
3600 Army Post Rd.	Des Moines	IA	HP Enterprises Services, LLC	405,000	4/30/2012	100%
2935 Van Vactor Way	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%
1700 47th Ave N.	Minneapolis	MN	Owens Corning Sales LLC / Owens Corning Roofing and Asphalt, LLC	18,620	6/30/2015	100%
324 Industrial Park Rd.	Franklin	NC	SKF USA Inc.	72,868	12/31/2014	100%
736 Addison Rd.	Erwin	NY	Corning, Incorporated	408,000	11/30/2016	100%
590 Ecology Lane	Chester	SC	Owens Corning Sales, LLC	420,597	7/14/2025	100%
120 South East Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2013	100%
9110 Grogans Mill Rd.	The Woodlands	TX	Baker Hughes, Incorporated	275,750	9/27/2015	100%
2424 Alpine Rd.	Eau Claire	WI	Silver Spring Foods, Inc. (Huntsinger Farms, Inc.)	159,000	4/30/2027	100%
			Industrial Total	3,049,139

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2011
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
RETAIL/OTHER
101 Creger Dr.	Ft. Collins	CO	Lithia Real Estate, Inc. / D&M Automotive, Inc. (Lithia Motors, Inc.)	10,000	5/31/2012	100%
11411 N. Kelly Ave	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
25500 State Hwy 249	Tomball	TX	Parkway Chevrolet, Inc. (Raymond Durdin & Jean W. Durdin)	77,076	8/31/2026	100%
			Retail/Other Total	101,000
			Non-Consolidated Portfolio Grand Total	6,479,664
The average effective annual rent per square foot for the consolidated portfolio for the year ended December 31, 2011 was $8.13.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2012	44	2,980,657	$16,132	5.5%
2013	38	2,941,861	26,886	9.2%
2014	40	3,026,023	42,290	14.5%
2015	22	2,089,526	28,309	9.7%
2016	23	2,719,892	19,212	6.6%
2017	13	2,707,814	15,738	5.4%
2018	22	2,964,284	22,228	7.6%
2019	17	3,720,001	33,657	11.5%
2020	8	1,521,436	13,395	4.6%
2021	11	2,203,366	16,199	5.5%

Item 3. Legal Proceedings

From time to time we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business. We believe, based on currently available information, and after consultation with legal counsel, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any particular period, depending, in part, upon the operating results for such period. See note 19 to the Consolidated Financial Statements in Part II, Item 8 for information on certain legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market For Registrant's Common Equity, Related Shareholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2011	$8.18	$5.72
September 30, 2011	9.70	6.17
June 30, 2011	10.14	8.31
March 31, 2011	9.65	7.80
December 31, 2010	8.96	7.15
September 30, 2010	7.47	5.39
June 30, 2010	7.76	5.30
March 31, 2010	7.22	5.17

The per common share closing price on the NYSE was $8.49 on February 23, 2012.

Holders. As of February 23, 2012, we had approximately 3,833 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2011	2010	2009		2008	2007
March 31,	$0.115	$0.10	$0.18		$2.475	$0.5975
June 30,	$0.115	$0.10	$0.18	(1)	$0.330	$0.3750
September 30,	$0.115	$0.10	$0.18	(1)	$0.330	$0.3750
December 31,	$0.115	$0.10	$0.18	(1)	$0.330	$0.3750
_________________________
(1) Aggregate dividend paid 90% in our common shares and 10% in cash.

During the fourth quarter of 2007, we declared a special dividend of $2.10 per common share which was paid in January 2008. During the fourth quarter 2006, we declared a special dividend of $0.2325 per common share which was paid in January 2007.

During 2009, we issued an aggregate 13,304,198 common shares in lieu of cash payments of common share dividends during the quarters ended June 30, September 30 and December 31, 2009 in accordance with Internal Revenue Service Revenue Procedure 2008-68.

On November 1, 2011 the quarterly dividend per common share was increased to $0.125, which was paid in January 2012 to common shareholders of record as of December 30, 2011.

While we intend to continue paying regular quarterly dividends to holders of our common shares, the authorization of future dividend declarations will be at the discretion of our Board of Trustees and will depend on our actual cash flow, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board of Trustees deems relevant. The actual cash flow available to pay dividends will be affected by a number of factors, including, among others, the risks discussed under “Risk Factors” in Part I, Item 1A and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report.

We do not believe that the financial covenants contained in our loan agreements will have any adverse impact on our ability to pay dividends in the normal course of business to our common and preferred shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges. We currently offer a 5.0% discount on the common shares purchased under the plan. We may, from time to time, either repurchase common shares in the open market, or issue new common shares, for the purpose of fulfilling our obligations under the dividend reinvestment program. Currently all of the common shares issued under this program are new common shares issued by us. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares directly from us. In 2011 and 2010, we issued approximately 1.1 million and 1.3 million common shares, respectively, under the plan, raising net proceeds of $8.4 million and $8.6 million, respectively.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2011, with respect to our 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,888,281	$6.36	4,672,085
Equity compensation plans not approved by security holders	—	—	—
Total	3,888,281	$6.36	4,672,085

Recent Sales of Unregistered Securities.

None, other than as previously disclosed in our Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Share Repurchase Program.

The following table summarizes repurchases of our common shares/OP units during the fourth quarter of 2011 pursuant to publicly announced repurchase plans:

Period	Total Number of Shares/Units Purchased	Average Price Paid per Share/Unit ($)	Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2011	—	$—	—	1,056,731
November 1-30, 2011	—	—	—	1,056,731
December 1-31, 2011	—	—	—	1,056,731
Fourth Quarter 2011	—	$—	—	1,056,731
_________________________
(1) Share repurchase plan most recently announced on December 17, 2007.

On October 28, 2011, we settled our common share forward purchase equity commitment and retired 3,974,645 common shares. In addition, during the fourth quarter of 2011, we repurchased and retired 419,126 Series B Preferred Shares and 91,104 Series C Preferred Shares.

Item 6. Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2011. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes appearing elsewhere in this Annual Report. ($000's, except per share data)

	2011	2010	2009	2008	2007
Total gross revenues	$326,914	$320,048	$330,619	$348,949	$355,930
Expenses applicable to revenues	(224,645)	(217,395)	(219,552)	(258,574)	(227,059)
Interest and amortization expense	(107,515)	(118,907)	(122,715)	(142,579)	(150,189)
Income (loss) from continuing operations	(49,674)	(4,456)	(129,998)	(15,418)	10,964
Total discontinued operations	(40,104)	(32,954)	(81,274)	11,950	80,965
Net income (loss)	(89,778)	(37,410)	(211,272)	(3,468)	91,929
Net income (loss) attributable to Lexington Realty Trust	(79,584)	(32,960)	(210,152)	2,754	75,249
Net income (loss) attributable to common shareholders	(103,721)	(58,096)	(242,876)	(18,974)	47,155
Loss from continuing operations per common share - basic and diluted	(0.42)	(0.26)	(1.51)	(0.33)	(0.34)
Income (loss) from discontinued operations - basic and diluted	(0.26)	(0.18)	(0.71)	0.05	1.07
Net income (loss) per common share - basic and diluted	(0.68)	(0.44)	(2.22)	(0.28)	0.73
Cash dividends declared per common share	0.47	0.415	0.64	1.17	3.60
Net cash provided by operating activities	180,137	164,751	159,307	230,201	287,651
Net cash provided by (used in) investing activities	(24,813)	(24,783)	111,967	230,128	(31,490)
Net cash provided by (used in) financing activities	(144,257)	(141,189)	(285,207)	(804,637)	38,973
Ratio of earnings to combined fixed charges and preferred dividends	N/A	N/A	N/A	N/A	N/A
Real estate assets, net	2,566,707	2,773,605	3,015,400	3,294,527	3,729,266
Investments in and advances to non-consolidated entities	90,558	72,480	55,985	179,133	226,476
Total assets	3,078,048	3,334,996	3,579,845	4,105,725	5,264,705
Mortgages, notes payable and credit facility, including discontinued operations	1,662,375	1,778,077	2,072,738	2,372,323	3,028,088
Shareholders' equity	1,163,074	1,280,156	1,208,669	1,406,075	960,601
Total equity	1,221,431	1,356,129	1,297,236	1,501,071	1,739,565
Preferred share liquidation preference	322,032	338,760	338,760	363,915	389,000
_________

N/A - Ratio is below 1.0, deficit of $95,441, $45,720, $9,564, $151 and $59,705 exists at December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

All years have also been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2011, 2010, 2009, 2008 and 2007, which are reflected in discontinued operations in the Consolidated Statements of Operations.

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

Overview
General. We are a self-managed and self-administered real estate investment trust formed under the laws of the State of Maryland. We operate primarily in one segment, net-leased real estate assets, and our primary business is the acquisition, ownership and management of portfolios of single-tenanted office, industrial and retail properties, including build-to-suit transactions.
As of December 31, 2011, we had ownership interests in approximately 185 consolidated real estate properties, located in 39 states and encompassing approximately 36.0 million square feet. A majority of these properties are subject to triple net or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates and (3) earn fee income.
Although there have been signs of recovery in the overall economy, our business continues to be impacted in a number of ways by the uncertainty and volatility in the capital markets, including (1) a need to preserve capital, generate additional liquidity and improve our overall financial flexibility, (2) our ability to find attractive financing, (3) challenges in acquiring suitable property investments and (4) tenant uncertainty with respect to future space needs. Since 2010, we have seen an increase in acquisition opportunities. In 2011 and 2010, we acquired and/or engaged in build-to-suit projects encompassing an aggregate 3.3 million square feet. Since 2010, we have seen a slight strengthening in the availability of capital; however, it is difficult for us to predict when the economy will fully recover.

In an effort to diversify, we invest across the United States in properties leased to tenants in various industries, including finance/insurance, automotive, energy, technology and consumer products. However, industry declines, to the extent we have concentration, and general economic declines could negatively impact our results of operations and cash flows.

In addition to corporate level borrowings, none of which matures in 2012 or 2013 as of the date of filing this Annual Report, we have consolidated property specific non-recourse mortgage debt with an aggregate of $147.9 million and $234.9 million in balloon payments that are to be paid in 2012 and 2013, respectively.

Business Strategy. Our current business strategy is focused on maintaining a strong balance sheet and improving our long-term growth prospectus. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.

We believe a positive impact is resulting from our business strategy. In 2011, 2010 and 2009, we reduced our overall consolidated indebtedness by $119.3 million, $300.3 million and $305.6 million, respectively, primarily (1) by repurchasing our 5.45% Exchangeable Guaranteed Notes and (2) through the sale, transfer or other disposition of properties to third parties and lenders. We expect our business strategy will enable us to continue to improve our liquidity and strengthen our overall balance sheet. We believe liquidity and a strong balance sheet will allow us to take advantage of attractive investment opportunities as they arise, which will create meaningful shareholder value.

Investment Trends. Making investments in income producing single-tenant real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. When we acquire real estate assets, we look for general purpose office and industrial real estate assets subject to a long-term net lease which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use and (3) an attractive geographic location.

During 2009 and 2008, acquisition activity decreased as we focused on retiring senior debt and preferred securities. In response to the compression in capitalization rates, we refocused our efforts into (1) repurchasing our senior debt at what we believe were attractive and secure yields to maturity and (2) disposing of real estate assets in compliance with regulatory and contractual requirements. Beginning in the fourth quarter of 2009, we began to see an increase in our acquisition activity as evidenced by the acquisition of an office property in Greenville, South Carolina.

Our acquisition volume for 2011 and 2010 consisted primarily of build-to-suit transactions whereby we (1) engage in build-to-suit transactions, or (2) provide capital to developers who are engaged in, build-to-suit transactions and/or (3) commit to purchase the property from developers upon completion. We believe these arrangements offer developers and/or tenants access to capital while simultaneously providing us with attractive risk-adjusted projected yields. We generally mitigate our cost exposure by requiring purchase agreements, development agreements and/or loan agreements to specify a maximum price and/or loan commitment amount prior to execution of the agreement. Cost overruns are generally the responsibility of the developer, or in some cases the prospective tenant. We believe we perform stringent underwriting procedures to ensure that our investments are not subject to compromise such as, among other items, (1) requiring payment and performance bonds and/or completion guarantees from developers and/or contractors; (2) engaging third-party construction managers and/or engineers to monitor construction progress and quality; (3) only hiring developers with a proven history of performance; (4) requiring developers to provide financial statements and in some cases personal guarantees from principals; (5) acquiring detailed plans and constructions budgets; (6) requiring a long-term tenant lease to be executed prior to funding; and (7) leveling liens on the property to the extent of construction funding.

The following is a summary of our 2011 and 2010 build-to-suit transactions and property acquisitions:
Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Date Acquired/Estimated Completion Date
Byhalia, MS	Industrial	514	$27.5	2Q 2011
Shelby, NC	Industrial	674	23.5	2Q 2011
Huntington, WV	Office	70	12.6	1Q 2012
Florence, SC	Office	32	5.1	1Q 2012
Saint Joseph, MO	Office	99	18.0	2Q 2012
Jessup, PA	Office	150	20.8	2Q 2012
Shreveport, LA	Industrial	257	13.1	2Q 2012
Long Island City, NY(1)	Industrial	143	46.7	1Q 2013
		1,939	$167.3
Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired
Columbus, OH	Office	105	$16.7	4Q 2010
Aurora, IL(2)	Office	210	15.3	4Q 2011
Allen, TX(3)	Office	293	36.3	2Q 2011
Rock Hill, SC	Office	80	7.4	2Q 2011
Columbus, OH	Office	42	6.1	3Q 2011
Wilsonville, OR(4)	Office	123	5.6	3Q 2011
Chillicothe, OH	Industrial	475	12.1	4Q 2011
		1,328	$99.5
(1) Joint venture investment: capitalized cost/maximum contribution represents our share.
(2) Joint venture investment.
(3) Acquired from NLS.
(4) Deed-in-lieu of foreclosure.

We, through lender subsidiaries, invest in debt investments secured by real estate assets, which (1) we feel comfortable owning for our investment should the borrower default for reasons other than an underlying tenant default or (2) are necessary for an efficient deposition of our equity interest in the property. During the first quarter of 2011, through a lender subsidiary, we loaned $3.0 million to the buyer in connection with the sale of a vacant industrial property for $3.7 million. The loan is secured by the property, bears interest at 7.8% and matures in January 2013. In 2011, we, through a lender subsidiary, made a $10.0 million mezzanine loan secured by a 100% pledge of all equity interests in the entities which own two, to-be-constructed distribution facilities. The loan was scheduled to mature in June 2013 and had an interest rate of 15.0% for the first year and 18.5% for the second year. The loan was fully satisfied in November 2011 for a payment of $11.5 million which included accrued interest and yield maintenance.
During 2011 and 2010, through a lender subsidiary, we made a 15% mortgage loan on an office building in Schaumburg, Illinois, which matured in January 2012 but could have been extended one additional year by the borrower for a 50 basis point fee. The mortgage loan had an outstanding balance of $21.5 million at December 31, 2011. The property is leased through December 31, 2022 for an average annual rent of $4.0 million. Our lender subsidiary may be obligated to fund an additional $12.2 million for tenant improvement costs. The borrower is currently in default. We believe the office building has an estimated fair value in excess of our investment and we have initiated foreclosure proceedings.
One of our lender subsidiaries also made a $17.0 million loan secured by a combination of limited partner interests in entities that owned, and second mortgage liens or mortgage liens against, five medical facilities. This loan was guaranteed by a parent entity and principal and initially matured in December 2011 and required payments of interest only at a rate of 14% through February 2011 and 16% thereafter. The borrower prepaid an aggregate $7.5 million in December 2010 and February 2011 in connection with the sale of certain collateral, and repaid the remaining $9.5 million in December 2011.
Despite the current economic uncertainty, we have seen an increase in our acquisition pipeline, mostly consisting of build-to-suit transactions. We have several commitments and letters of intent for future acquisitions as of the first quarter of 2012, and we anticipate continued acquisition activity for 2012. However, we can provide no assurances that any of these transactions will be consummated.

Leasing Trends. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. The primary risks associated with re-tenanting properties are (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than previously received, (3) the significance of leasing costs such as commissions and tenant improvement allowances and (4) the payment of capital expenditures and operating costs such as real estate taxes, insurance and maintenance with no offsetting revenue.
Our property owner subsidiaries try to mitigate these risks by (1) staying in close contact with our tenants during the lease term in order to assess their current and future occupancy needs, (2) maintaining relationships with local brokers to determine the depth of the rental market and (3) retaining local expertise to assist in the re-tenanting of a property. However, no assurance can be given that once a property becomes vacant it will subsequently be re-let. Generally, a tenant in a single-tenant office property commences lease extension discussions well in advance of lease expiration. If the lease has a year or less remaining until expiration, there is a high likelihood that the tenant will not extend the lease.
If a property cannot be re-let to a single user and the property can be adapted to multi-tenant use, our property owner subsidiary determines whether the costs of adapting the property to multi-tenant use outweigh the benefit of funding operating costs while searching for a single-tenant.
Certain of the long-term leases on properties in which we have an ownership interest contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling our property owner subsidiaries to receive (1) scheduled fixed base rent increases and (2) base rent increases based upon the consumer price index. In addition, a majority of the leases on the single-tenant properties in which we have an ownership interest require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing the exposure to increases in costs and operating expenses. In addition, the leases on single-tenant properties in which we have an ownership interest are generally structured in a way that minimizes responsibility for capital improvements.

Since 2008, tenants have been more aggressive in lease and lease renewal negotiations with respect to rental rate, tenant improvement allowances and landlord responsibilities. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases have generally increased.

We continue to monitor the credit of tenants of properties in which we have an interest. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord's damages are generally limited to the greater of (1) one year's rent and (2) the rent for 15%, of the remaining term of the lease not to exceed three years rent.
During 2009, due to economic conditions, three of our property owner subsidiaries each conveyed a property to its lender and/or to a bankruptcy estate as a result of the single-tenant vacating its property and there being no viable leasing prospects. Although there were no such conveyances during 2011 and 2010, one of our property owner subsidiaries conveyed a vacant property in Tulsa, Oklahoma to its lender in January 2012. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent.

Impairment charges. During 2011, 2010 and 2009, we incurred impairment charges on our assets, of $117.4 million, $56.9 million and $175.9 million, respectively, due primarily to a deterioration in economic conditions since the acquisition of such assets. Impairments on real estate assets in discontinued operations were $48.9 million, $50.1 million and $99.6 million in 2011, 2010 and 2009, respectively, as the assets were ultimately sold or foreclosed upon below their carrying value. The assets that were sold were generally non-core or non-performing assets. We used the net proceeds from these sales to primarily deleverage our balance sheet. In addition, we incurred $68.6 million and $3.0 million of impairment charges on real estate assets classified in continuing operations in 2011 and 2010, respectively. These real estate assets were primarily non-core assets including retail properties, under performing and multi-tenant properties acquired in the Newkirk Merger.
In 2011, we recognized a $1.6 million other-than-temporary impairment charge on a non-consolidated investment acquired in the Newkirk Merger due to a change in our estimate of net proceeds upon liquidation of the joint venture. We recognized other-than-temporary impairments on two of our investments in non-consolidated entities in 2009 of $74.7 million, consisting of Lex-Win Concord and another joint venture. Concord experienced declines in the fair value of its loan securities consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy beginning in 2008. Concord recorded significant other-than-temporary impairment charges during 2009 and 2008. As a result of these charges and other factors, we recorded other-than-temporary impairments of $68.2 million on our investment in Lex-Win Concord during 2009, reducing the carrying value of our investment to zero. In addition, during 2009, we recorded an impairment charge of $6.5 million on our investment in an unconsolidated joint venture acquired in the Newkirk Merger due to the expiration of the net-lease on the hotel asset owned by the joint venture. We subsequently sold our interest in this joint venture for a nominal amount to another partner in the joint venture.
We incurred loan losses on our loans receivable during 2010 and 2009. During 2010, we recorded a $3.8 million loan loss on a loan receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. During the first quarter of 2009, we agreed to the discounted payoffs of two loans receivable with an aggregate carrying value of $5.0 million. During 2009, we wrote the loans receivable down to the aggregate agreed upon discounted payoff amount of $3.9 million, which approximated fair value, and recognized a loan loss reserve of $1.1 million. In addition, investments in debt securities were sold for $9.5 million during 2009 and we realized a loss of $0.5 million. The proceeds from these transactions were used to reduce corporate level debt.
Given the continued uncertainty in general economic conditions, we cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A - “Risk Factors” of this Annual Report.

Critical Accounting Policies. Our accompanying consolidated financial statements have been prepared in conformity with GAAP, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements beginning on page 65 of this Annual Report and incorporated herein.
The following is a summary of our critical accounting policies, which require some of management's most difficult, subjective and complex judgments.

Basis of Presentation and Consolidation. Our consolidated financial statements are prepared on the accrual basis of accounting. The financial statements reflect our accounts and the accounts of our consolidated subsidiaries. We consolidate our wholly-owned subsidiaries, partnerships and joint ventures which we control through (1) voting rights or similar rights or (2) by means other than voting rights if we are the primary beneficiary of a variable interest entity, which we refer to as a VIE. Entities which we do not control and entities which are VIEs in which we are not the primary beneficiary are generally accounted for by the equity method. Significant judgments and assumptions are made by us to determine whether an entity is a VIE such as those regarding an entity's equity at risk, the entity's equity holders' obligations to absorb anticipated losses and other factors. In addition, the determination of the primary beneficiary of a VIE requires judgment to determine the party that has (1) power over the significant activities of the VIE and (2) an obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE.

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on our management's best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and entities that should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments and the useful lives of long-lived assets.

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

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on our management's determination of relative fair values of these assets. Factors considered by our management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, our management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Our management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management's estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships is amortized to expense over the applicable lease term plus expected renewal periods.

Acquisition, Development and Construction Arrangements. We evaluate loans receivable where we participate in residual profits through loan provisions or other contracts to ascertain whether we have the same risks and rewards as an owner or joint venture partner. This evaluation takes significant judgment. Where we conclude that such arrangements are more appropriately treated as an investment in real estate, we record such loans receivable as an equity investment in real estate under construction.

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

Impairment of Equity Method Investments. We assess whether there are indicators that the value of our equity method investments may be impaired. An investment's value is impaired if we determine that a decline in the value of the investment below its carrying value is other-than-temporary. The assessment of impairment is highly subjective and involves the application of significant assumptions and judgments about our intent and ability to recover our investment given the nature and operations of the underlying investment, including the level of our involvement therein, among other factors. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over the estimated value of the investment.

Loans Receivable. We evaluate the collectability of both interest and principal of each of our loans, if circumstances warrant, to determine whether the loan is impaired. A loan is considered to be impaired, when based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms. Significant judgments are required in determining whether impairment has occurred. When a loan is considered to be impaired, the amount of the loss accrual is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral. Interest on impaired loans is recognized on a cash basis.

Fair Value Measurements. We follow the guidance in FASB Accounting Standards Codification, which we refer to as ASC, Topic 820, Fair Value Measurements and Disclosures, which we refer to as Topic 820, to determine the fair value of financial and non-financial investments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs that are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk, where applicable, in our assessment of fair value.

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

Our ability to incur additional debt to fund acquisitions is dependent upon our existing leverage, the value of the assets we are attempting to leverage and general economic and credit market conditions, which may be outside of management's control or influence.

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our secured term loan and secured revolving credit facility, and our other principal sources of liquidity, will be available to provide the necessary capital required to fund our operations and allow us to grow.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $180.1 million for 2011, $164.8 million for 2010 and $159.3 million for 2009. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, loan interest payments from borrowers, and advisory fees, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash provided by (used in) investing activities totaled $(24.8) million in 2011, $(24.8) million in 2010 and $112.0 million in 2009. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings, proceeds from the sale of marketable debt securities and changes in escrow deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, loans receivable, an increase in deferred leasing costs, deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $144.3 million in 2011, $141.2 million in 2010 and $285.2 million in 2009. Cash provided by financing activities was primarily attributable to proceeds from the issuance of common shares, net, exercise of employee common share options, contributions from noncontrolling interests, non-recourse mortgages and corporate borrowings, offset by dividend and distribution payments, net, repurchases of equity interests, forward equity commitment payments, net, an increase in deferred financing costs and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2011 and 2010, we issued approximately 10.0 million and 22.4 million common shares, respectively, raising net proceeds of approximately $90.5 million and $157.8 million, respectively, in public common share offerings. During 2011, 2010 and 2009, we issued approximately 1.1 million, 1.3 million and 4.3 million common shares under our direct share purchase plan raising net proceeds of approximately $8.4 million, $8.6 million and $20.9 million, respectively. We primarily used these proceeds to retire indebtedness.

During 2007, we issued an aggregate $450.0 million of 5.45% Exchangeable Guaranteed Notes due in 2027. Since 2008, we repurchased and retired $387.9 million original principal amount of the notes for $296.0 million in cash and 1.6 million common shares having a value at issuance of $23.5 million (or $14.50 per share). The remaining notes were repurchased by us and retired in January 2012 pursuant to a holder repurchase option.

During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require us to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 2017, except to preserve our REIT status. Thereafter, we may redeem the notes for cash equal to 100% of the principal of the notes to be redeemed, plus any accrued and unpaid interest. As of the date of filing this Annual Report, the notes have a conversion rate of 142.6917 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $7.01 per common share. The conversion rate is subject to adjustment under certain circumstances. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election.

During 2011, we repurchased and retired approximately 0.4 million Series B Preferred Shares and approximately 0.1 million Series C Preferred Shares at a discount to the respective liquidation preferences. During 2009, we converted approximately 0.5 million shares of our Series C Preferred Shares by issuing 3.0 million common shares. During 2008, we entered into a forward equity commitment to purchase 3.5 million of our common shares at a price of $5.60 per share. We prepaid $15.6 million of the $19.6 million purchase price during 2008 and 2009, agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and we retained all cash dividend payments. We settled the commitment in October 2011 for a cash payment of approximately $4.0 million and retired approximately 4.0 million common shares.

We may access these markets in the future to implement our business strategy including capital to fund future growth. However, the continued general economic uncertainty and the volatility in these markets makes accessing these market challenging.

UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing OP units to a property owner as a form of consideration in exchange for the property. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their respective partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreements with our operating partnerships under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. The number of common shares that will be outstanding in the future should be expected to increase, and income (loss) attributable to noncontrolling interests should be expected to decrease (increase), as such OP units are redeemed for our common shares.

As of December 31, 2011, there was a total of approximately 4.0 million OP units outstanding other than OP units held by us. Of this total, approximately 1.5 million are held by related parties.

As a result of the general deterioration in real estate values since 2008, few sellers of real estate are seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2011, our property owner subsidiaries have related balloon payments of $147.9 million and $234.9 million to be paid during 2012 and 2013, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flow from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($63.7 million at December 31, 2011), borrowing capacity on our new secured term loan (currently $107.0 million) and our new secured revolving credit facility (currently $205.8 million).

In the event that the estimated property value is less than the mortgage balance, the mortgages encumbering the properties in which we have an interest are generally non-recourse to us and the property owner subsidiaries, such that a property owner subsidiary may, if appropriate, satisfy a mortgage obligation by transferring title of the property to the lender or permitting a lender to foreclose.

We expect to continue to use property specific, non-recourse mortgages as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. However, the current economic environment has impacted the ability of our property owner subsidiaries to obtain property specific debt on favorable terms. In 2008, property specific mortgage lending nearly ceased. Since then, the number of lenders and available loan proceeds have diminished significantly. In addition, the required loan to value ratios have decreased and the covenants, including required reserve amounts, have increased.

In 2011, a property owner subsidiary, obtained a five-year, $15.0 million, 4.71% interest-only, non-recourse mortgage loan on an industrial property in Byhalia, Mississippi. During 2010, (1) one of our property owner subsidiaries obtained an $11.3 million, 3.56% fully amortizing, approximate nine-year, non-recourse mortgage loan on its North Berwick, Maine property and (2) another one of our property owner subsidiaries obtained a $9.0 million, 5.5% interest only, non-recourse mortgage loan on its Greenville South Carolina property, which matures in January 2015. In addition, one of our property owner subsidiaries obtained a $37.0 million non-recourse mortgage loan on its Salt Lake City, Utah property. The property was subsequently sold, and the loan was assumed by the buyer.

In August 2009, one of our property owner subsidiaries refinanced a $13.2 million, 8.19% non-recourse mortgage loan on a property in Fishers, Indiana which was scheduled to mature in April 2010, with an $11.5 million, 6.375% non-recourse mortgage loan which matures in August 2014.

During 2011, a property owner subsidiary, suspended debt service payments on a vacant office property in Tulsa, Oklahoma. The property was conveyed to the lender in January 2012.

During 2009, one of our property owner subsidiaries suspended debt service payments on the mortgage encumbering its property leased to Circuit City Stores, Inc. in Richmond, Virginia following the lease being rejected in the tenant's bankruptcy and subsequent vacancy. The non-recourse loan had a balance of $15.5 million at that time. The property was conveyed to the lender in a foreclosure sale during the third quarter of 2009.

During 2009, one of our property owner subsidiaries suspended debt service payments on a vacant property in Plymouth, Michigan which had an outstanding mortgage balance of $4.3 million. The property was conveyed through a foreclosure sale to the lender in December 2009. In addition, one of our property owner subsidiaries did not make an $18.2 million balloon payment on a property in Houston, Texas which was due in October 2009. The property owner subsidiary declared bankruptcy in December 2009 and the property and related debt were assumed by the bankruptcy estate. There are significant risks associated with conveying properties to lenders through foreclosure which are described in "Risk Factors" in Part I, Item 1A of this Annual Report.

Corporate Borrowings. In January 2012, we procured a $215.0 million secured term loan from Wells Fargo Bank, National Association, as agent. The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at an interest rate dependent on our leverage ratio, as defined, as follows: 2.00% plus LIBOR if our leverage ratio is less than 45%, 2.25% plus LIBOR if our leverage ratio is between 45% and 50%, 2.45% plus LIBOR if our leverage ratio is between 50% and 55%, and 2.85% plus LIBOR if our leverage ratio exceeds 55%. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured term loan will be dependent on our debt rating. We may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at a premium for the next three years. Effective February 1, 2012, we entered into an interest-rate swap agreement to fix LIBOR at 1.512% on $108.0 million of borrowings under the secured term loan for seven years. As of the date of filing of this Annual Report, $108.0 million was outstanding and we were in compliance with the financial covenants contained in the secured term loan agreement.

In addition, in January 2012, we refinanced our secured $300.0 million revolving credit facility procured in January 2011 with KeyBank, as agent, with a $300.0 million secured revolving credit facility. The new secured revolving facility bears interest at 1.625% plus LIBOR if our leverage ratio, as defined, is less than 45%, 1.875% plus LIBOR if our leverage ratio is between 45% and 50%, 2.125% plus LIBOR if our leverage ratio is between 50% and 55% and 2.375% plus LIBOR if the leverage ratio exceeds 55%. The new secured revolving credit facility matures in January 2015, but can be extended to January 2016 at our option. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million, for a total facility size of $525.0 million by adding properties to the borrowing base and admitting additional lenders. The new revolving credit facility and new term loan are secured by ownership interest pledges and guarantees by certain of our subsidiaries that own interests in a borrowing base of properties. As of the date of filing of this Annual Report, $28.0 million was outstanding on the new secured revolving credit facility and we were in compliance with the financial covenants contained in the secured revolving credit facility agreement.

In March 2008, we obtained $25.0 million and $45.0 million original principal amount secured term loans from KeyBank. The loans were scheduled to mature in 2013 and required payments of interest only at LIBOR plus 60 basis points; however, we entered into an interest rate swap agreement which fixed the interest rate at 5.52%. As of December 31, 2011, $25.0 million and $35.6 million were respectively outstanding on this secured term loan and we were in compliance with the financial covenants contained in each loan document. The loans and interest rate swap were fully satisfied in January 2012 with proceeds from the new secured term loan and the new secured revolving credit facility discussed above.

During 2007, we issued $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. These securities are (1) classified as debt, (2) due in 2037 and (3) redeemable by us commencing April 2012. As of December 31, 2011 and 2010, there are $129.1 million outstanding.

While property specific mortgages have become harder to obtain, corporate level borrowings have generally been available and we expect this to continue to be the case in the near future.

Co-investment Programs. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risk in certain assets and increasing our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. If we continue to grow, we expect to enter into co-investment programs and joint ventures primarily with respect to assets that we ordinarily would not have invested in.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2011, we monetized 17 properties for a gross price of $160.1 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments.

Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2011, we and our property owner subsidiaries, in the aggregate, had approximately $1.7 billion of indebtedness, consisting of mortgages and notes payable outstanding, 6.00% Convertible Guaranteed Notes, 5.45% Exchangeable Guaranteed Notes (repurchased subsequent to year end pursuant to a holder option) and Trust Preferred Securities, with a weighted-average interest rate of approximately 5.8%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the availability and cost of mortgage debt at the time, its equity in the mortgaged property, the financial condition and the operating history of the mortgaged property, the then current tax laws and the general national, regional and local economic conditions.

If we are unable to satisfy our contractual obligations and other operating costs with our cash flow from operations, we intend to use borrowings under our new secured term loan and secured revolving credit facility and proceeds from issuances of equity or debt securities. If a property owner subsidiary is unable to satisfy its contractual obligations and other operating costs, it may default on its obligations and lose its assets in foreclosure or through bankruptcy proceedings.

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

We paid approximately $94.9 million in cash dividends to our common and preferred shareholders in 2011. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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

Single-Tenant Properties. We do not anticipate significant capital expenditures at the properties in which we have an interest that are subject to net leases since the tenants at these properties generally bear all or substantially all of the cost of property operations, maintenance and repairs. However, at certain properties subject to net leases, our property owner subsidiaries are responsible for replacement and/or repair of certain capital items. At certain single-tenant properties that are not subject to a net lease, our property owner subsidiaries have a level of property operating expense responsibility.

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have interests in multi-tenant properties in our consolidated portfolio. While tenants are generally responsible for increases over base year expenses, our property owner subsidiaries are responsible for the base-year expenses and capital expenditures at these properties.

Vacant Properties. To the extent there is a vacancy in a property, our property owner subsidiary would be obligated for all operating expenses, including real estate taxes and insurance. If a property is vacant for an extended period of time, our property owner subsidiary may incur substantial capital expenditure costs to re-tenant the property.

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which we have an interest. In the past our property owner subsidiary has generally funded, and in the future our property owner subsidiary intends to generally fund, these property expansions with additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties.

Ground Leases. The tenants of properties in which we have an interest generally pay the rental obligations on ground leases either directly to the fee holder or to our property owner subsidiary as increased rent. However, our property owner subsidiaries are responsible for these payments under certain leases and at vacant properties.

Environmental Matters. Based upon management's ongoing review of the properties in which we have an interest, management is not aware of any environmental condition with respect to any of these properties, which would be reasonably likely to have a material adverse effect on us. There can be no assurance, however, that (1) the discovery of environmental conditions, which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which we have an interest, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which we have an interest.

Results of Operations

Year ended December 31, 2011 compared with December 31, 2010. The increase in total gross revenues in 2011 of $6.9 million is attributable to a $5.8 million increase in rental revenue and a $0.2 million increase in tenant reimbursements due to an increase in acquisitions and leasing activity and an increase of $0.9 million in advisory and incentive fees relating to third-party managed account return hurdles being met.

The decrease in interest and amortization expense of $11.4 million is primarily due to a decrease in indebtedness.

Depreciation and amortization increased $7.9 million primarily due to the acquisition of real estate properties and the acceleration of amortization on certain lease intangible assets due to tenant lease terminations.

Non-operating income increased $1.3 million primarily due to interest earned on investments made during 2011 and 2010.

The change in value of our forward equity commitment of $6.9 million was primarily due to the period change in the per share price of our common shares.

The increase in impairment charges and loan losses was $61.7 million. In 2011, we recognized $68.6 million of impairment charges on non-core properties, including certain retail, underperforming and multi-tenant properties. We explored the possible disposition of these properties and determined that the estimated undiscounted future cash flows were below the properties carrying value. During 2010, we recognized a loan loss of $3.8 million on a loan receivable as the tenant supporting the collateral declared bankruptcy and announced liquidation proceedings. In addition, we recognized a $3.0 million impairment charge in 2010 on a property due to operational considerations with respect to the property and a $0.1 million other-than-temporary impairment on a bond investment.

The change in the benefit (provision) for income taxes of $2.4 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our wholly-owned taxable REIT subsidiary to the REIT itself in 2011.

The increase in equity in earnings (losses) of non-consolidated entities of $8.6 million is primarily due to $2.2 million earned from our investment in LW Sofi LLC, $1.3 million earned on a new non-consolidated entity, Pemlex LLC, prior to consolidation and cash distributions of $4.0 million received from our investments in Concord related entities.

Discontinued operations represents properties sold or held for sale. The total loss from discontinued operations increased $7.2 million due to a decrease in gains on sale of properties of $8.1 million and an increase in debt satisfaction charges, net of $3.5 million, offset by a decrease in impairment charges of $1.2 million and an increase in income from discontinued operations of $3.3 million.

Net loss attributable to noncontrolling interests increased $5.7 million primarily due to an increase in impairment charges incurred on noncontrolling interest properties.

Net loss attributable to common shareholders increased $45.6 million primarily due to the items discussed above.

The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Annual Report.

Year ended December 31, 2010 compared with December 31, 2009. Of the decrease in total gross revenues in 2010 of $10.6 million, $7.9 million is attributable to a decrease in rental revenue and a $1.9 million decrease in tenant reimbursements due to an increase in vacancy in certain properties during the year ended December 31, 2010 and a decrease in advisory and incentive fees of $0.7 million.

The decrease in interest and amortization expense of $3.8 million is due to the decrease in indebtedness.

The decrease in property operating expense of $2.9 million is primarily due to a decrease in the operating expenses at certain multi-tenant properties which had an increase in vacancy resulting in lower costs, and certain tenants taking direct responsibility for payments of operating costs in which our property owner subsidiaries have an interest.

The decrease in general and administrative expenses of $0.9 million is due primarily to a reduction in professional and service fees, reduced spending on technology and reduced corporate depreciation, offset by higher personnel costs primarily due to accelerated amortization of common share option costs.

Non-operating income increased $3.9 million which is primarily due to investments made in 2010.

Debt satisfaction gains, net decreased $16.8 million due to the volume, timing and pricing of the repurchase of our 5.45% Exchangeable Guaranteed Notes.

The increase in the change in value of our forward equity commitment of $1.7 million was primarily due to the period change in the per share price of our common shares.

The increase in impairment charges and loan losses of $5.3 million is primarily due to an increase of $2.3 million in loan losses recognized by lender subsidiaries and a $3.0 million impairment charge on a retail property.

The increase in income of non-consolidated entities of $144.9 million is primarily due to impairment losses recognized on our investment in Lex-Win Concord in 2009.

Discontinued operations represents properties sold or held for sale. The total discontinued operations loss decreased $48.3 million due to a decrease in impairment charges of $49.5 million, an increase in gains on sales of properties of $5.5 million and a decrease in the loss from discontinued operations of $1.8 million, offset by a decrease in debt satisfaction gains, net of $8.5 million.

Net loss attributable to noncontrolling interests increased $3.3 million primarily due to an increase in impairment charges incurred on noncontrolling interest properties.

Net loss attributable to common shareholders decreased $184.8 million primarily due to the items discussed above and an increase in preferred dividends of $7.0 million primarily due to the conversion of certain of our Series C Preferred Shares in 2009.

Off-Balance Sheet Arrangements

General. As of December 31, 2011, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including breaches of material representations.

Net Lease Strategic Assets Fund L.P. NLS is a co-investment program with Inland NLS. NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Other than the acquisition of the initial 43 properties and a 40% tenant-in-common interest in a property from us in 2007 and 2008, NLS has not acquired any additional properties.

The partners in NLS are currently entitled to a return on/of each of their respective capital contributions from operations as follows: (1) Inland NLS, 9% on its common equity ($220.6 million in common equity), (2) us, 10.5% return on our unpaid preferred equity allocated to properties that were previously sold or refinanced ($115.6 million in unpaid preferred equity) and 6.5% on our remaining preferred equity ($46.8 million in preferred equity), (3) us, 9% on our common equity ($38.9 million in common equity), (4) return of our preferred equity ($162.4 million in preferred equity), (5) return of Inland NLS common equity ($220.6 million in common equity), (6) return of our common equity ($38.9 million in common equity) and (7) any remaining cash flow is allocated 65% to Inland NLS and 35% to us as long as we are the general partners; if not, allocations are 85% to Inland NLS and 15% to us.

In addition, the partners in NLS are currently entitled to a return on/of each of their respective capital contributions from capital events as follows: (1) return of our unpaid preferred equity allocated to properties that were previously sold or refinanced, (2) Inland NLS, to the extent of any unpaid 9% return on its common equity, (3) us, to the extent of any unpaid 10.5% and 6.5% return on our remaining preferred equity, as applicable, (4) return of our preferred equity allocation with respect to the asset(s) involved in the capital event, (5) us, to the extent of any unpaid 9% return on our common equity, (6) return of Inland NLS common equity, (7) return of our remaining preferred equity, (8) return of our common equity and (9) any remaining amount is allocated 65% to Inland NLS and 35% to us as long as we are the general partner; if not, allocations are 85% to Inland NLS and 15% to us.

The NLS partnership agreement provides that (1) either limited partner can exercise the buy/sell right or the right of first offer after February 20, 2012 and (2) upon one limited partner's exercise of either right, the responding partner may not again trigger the buy/sell or the right of first offer until the termination of all procedures and timeframes pursuant to the exercising partner's chosen right.

On February 20, 2012 and February 21, 2012, we delivered notices to Inland NLS exercising the buy/sell right and specifying a price of $213.0 million, at which we would purchase the assets of NLS, pursuant to a purchase and sale agreement included with the notice providing for a sale of Inland NLS's interest in NLS to us. The specified price would be distributed in accordance with the capital events distribution priority set forth in the paragraph describing distributions upon capital events above. Inland NLS must then elect to either sell its interest in NLS to us or buy our interest in NLS.

On February 21, 2012, Inland NLS delivered a notice to us exercising the right of first offer, which offered to sell 41 of the 43 properties in which NLS has an interest for a price of $548.7 million, including the assumption of any related debt, with closing to occur prior to August 21, 2012 and on other specified terms. If we do not elect to purchase the offered properties, Inland NLS has six months from the exercise notice to sell the properties to a bona fide third party. Upon the sale, the specified price would be distributed in accordance with the capital events distribution priority set forth in the paragraph describing distributions upon capital events above.

Under both the buy/sell right and the right of first offer, the responding partner has 45 days to respond.

LRA entered into a management agreement with NLS whereby LRA performs asset management services and receives (1) a management fee of 0.375% of the equity capital, as defined, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease), and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

Concord Debt Holdings LLC and CDH CDO LLC. Concord and CDH CDO are two co-investment programs with Inland Concord and Winthrop, to acquire and originate loans secured, directly and indirectly, by real estate assets.

Concord initially sought to produce a stable income stream from its investments in loan assets and loan securities by managing credit risk and interest rate risk. However, the disruption in the capital and credit markets increased margin calls on Concord's repurchase agreements. Furthermore, the ability to issue CDOs and the availability of new financing has effectively been eliminated, making the execution of Concord's strategy unfeasible at this time.

Concord began experiencing declines in the fair value of its loan securities in the fourth quarter of 2007 consistent with liquidity concerns impacting the commercial bond and real estate markets and the overall economy. As a result Concord has recorded significant other-than-temporary impairment charges.

Primarily due to (1) the continued deterioration in the value of Concord's loan and bond portfolio, (2) a margin call received by Concord and potential additional margin calls, (3) the preferred member's failure to fund a requested Concord capital call, (4) an increase in Concord borrower defaults, (5) Concord's debt covenant violations and (6) the distressed sale of assets and potential sale of assets at distressed levels to satisfy margin calls and amendments to lender agreements, we determined during the first half of 2009 that our investment in Concord had suffered a significant decrease in value and that ultimately our investment should be valued at zero. As a result, we recorded an aggregate of $68.2 million in other-than-temporary impairment charges during 2009. We have made no additional contributions and we recognize future income from Concord and CDH CDO on the cash basis. Our investment in these ventures is valued at zero. We are only obligated to fund capital calls for new investments to the extent of management fees we receive from Concord and CDH CDO.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2011 ($000's):

	2012	2013	2014	2015	2016	2017 and Thereafter	Total
Notes payable[1]	$238,500	$320,873	$252,699	$283,767	$131,406	$446,225	$1,673,470
Interest payable - fixed rate	89,260	72,461	61,293	42,264	32,264	28,838	326,380
Operating lease obligations[2]	3,573	3,662	3,183	2,982	1,501	13,130	28,031
	$331,333	$396,996	$317,175	$329,013	$165,171	$488,193	$2,027,881

1. Includes balloon payments. Amounts shown exclude debt discounts of $48 (2012), $1,196 (2013) and $9,851 (thereafter) and exclude $5.7 million in outstanding letters of credit.
2. Includes ground lease payments and office rents. Amounts disclosed do not include rents that adjust to fair market value. In addition certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

In addition, we guarantee certain tenant improvement allowances and lease commissions on behalf of certain property owner subsidiaries when required by the related tenant or lender.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable rate debt and fixed rate debt. As of December 31, 2011 and 2010, we had no consolidated variable rate indebtedness not subject to an interest rate swap agreement. During 2011 and 2010, our variable rate indebtedness had a weighted-average interest rate of 3.3% and 3.1%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2011 and 2010 would have been increased by approximately $17 thousand and $0.8 million, respectively. As of December 31, 2011 and 2010, our consolidated fixed rate debt, including discontinued operations, was approximately $1.7 billion and $1.8 billion, respectively, which represented 100.0% of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of December 31, 2011 and are indicative of the interest rate environment as of December 31, 2011, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.5 billion as of December 31, 2011.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of the date of filing this Annual Report, we have one interest rate swap agreement in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2011. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal control over financial reporting is effective as of December 31, 2011.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued a report which is included on page 57 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2012 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

(signed) KPMG LLP

New York, New York
February 28, 2012

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust's (the “Company's”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in equity, comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2011 and the related financial statement schedule, and our report dated February 28, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

(signed) KPMG LLP

New York, New York
February 28, 2012

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2011	2010
Assets:
Real estate, at cost:
Buildings and building improvements	$2,638,626	$2,789,985
Land and land estates	521,242	545,236
Land improvements	797	797
Fixtures and equipment	7,525	7,525
Construction in progress	4,056	20,043
Investments in real estate under construction	32,829	11,258
	3,205,075	3,374,844
Less: accumulated depreciation and amortization	638,368	601,239
	2,566,707	2,773,605
Property held for sale – discontinued operations	—	7,316
Intangible assets (net of accumulated amortization of $368,349 in 2011 and $374,139 in 2010)	178,569	203,495
Cash and cash equivalents	63,711	52,644
Restricted cash	30,657	26,644
Investment in and advances to non-consolidated entities	90,558	72,480
Deferred expenses (net of accumulated amortization of $22,708 in 2011 and $22,380 in 2010)	43,966	39,912
Loans receivable, net	66,619	88,937
Rent receivable – current	7,271	7,498
Rent receivable – deferred	—	6,293
Other assets	29,990	56,172
Total assets	$3,078,048	$3,334,996
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,366,004	$1,481,216
Exchangeable notes payable	62,102	61,438
Convertible notes payable	105,149	103,211
Trust preferred securities	129,120	129,120
Dividends payable	25,273	23,071
Liabilities – discontinued operations	—	3,876
Accounts payable and other liabilities	53,058	51,292
Accrued interest payable	13,019	13,989
Deferred revenue - including below market leases (net of accretion of $37,485 in 2011 and $35,969 in 2010)	90,349	96,490
Prepaid rent	12,543	15,164
Total liabilities	1,856,617	1,978,867

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $68,522 and $79,000; 2,740,874 and 3,160,000 shares issued and outstanding in 2011 and 2010, respectively	66,193	76,315
Series C Cumulative Convertible Preferred, liquidation preference $98,510 and $104,760; and 1,970,200 and 2,095,200 shares issued and outstanding in 2011 and 2010, respectively	95,706	101,778
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 154,938,351 and 146,552,589 shares issued and outstanding in 2011 and 2010, respectively	15	15
Additional paid-in-capital	2,010,850	1,937,942
Accumulated distributions in excess of net income	(1,161,402)	(985,562)
Accumulated other comprehensive income (loss)	1,938	(106)
Total shareholders’ equity	1,163,074	1,280,156
Noncontrolling interests	58,357	75,973
Total equity	1,221,431	1,356,129
Total liabilities and equity	$3,078,048	$3,334,996
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2011	2010	2009
Gross revenues:
Rental	$292,689	$286,902	$294,812
Advisory and incentive fees	2,012	1,108	1,822
Tenant reimbursements	32,213	32,038	33,985
Total gross revenues	326,914	320,048	330,619
Expense applicable to revenues:
Depreciation and amortization	(162,284)	(154,433)	(153,685)
Property operating	(62,361)	(62,962)	(65,867)
General and administrative	(22,211)	(22,464)	(23,376)
Non-operating income	13,111	11,832	7,942
Interest and amortization expense	(107,515)	(118,907)	(122,715)
Debt satisfaction gains, net	45	212	17,023
Change in value of forward equity commitment	2,030	8,906	7,182
Impairment charges and loan losses	(68,560)	(6,879)	(1,576)
Loss before benefit (provision) for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	(80,831)	(24,647)	(4,453)
Benefit (provision) for income taxes	823	(1,550)	(2,369)
Equity in earnings (losses) of non-consolidated entities	30,334	21,741	(123,176)
Loss from continuing operations	(49,674)	(4,456)	(129,998)
Discontinued operations:
Income (loss) from discontinued operations	2,882	(408)	(2,202)
Provision for income taxes	(54)	(22)	(87)
Debt satisfaction gains (charges), net	(606)	2,924	11,471
Gains on sales of properties	6,557	14,613	9,134
Impairment charges	(48,883)	(50,061)	(99,590)
Total discontinued operations	(40,104)	(32,954)	(81,274)
Net loss	(89,778)	(37,410)	(211,272)
Less net loss attributable to noncontrolling interests	10,194	4,450	1,120
Net loss attributable to Lexington Realty Trust shareholders	(79,584)	(32,960)	(210,152)
Dividends attributable to preferred shares – Series B – 8.05% rate	(6,149)	(6,360)	(6,360)
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,655)	(6,809)	(7,218)
Dividends attributable to preferred shares – Series D – 7.55% rate	(11,703)	(11,703)	(11,703)
Dividends attributable to non-vested common shares	(368)	(264)	(449)
Deemed dividend – Series B	(95)	—	—
Redemption discount – Series C	833	—	—
Conversion dividend – Series C	—	—	(6,994)
Net loss attributable to common shareholders	$(103,721)	$(58,096)	$(242,876)
Loss per common share–basic and diluted:
Loss from continuing operations	$(0.42)	$(0.26)	$(1.51)
Loss from discontinued operations	(0.26)	(0.18)	(0.71)
Net loss attributable to common shareholders	$(0.68)	$(0.44)	$(2.22)
Weighted-average common shares outstanding–basic and diluted	152,473,336	130,985,809	109,280,955
Amounts attributable to common shareholders:
Loss from continuing operations	$(64,099)	$(34,098)	$(164,615)
Loss from discontinued operations	(39,622)	(23,998)	(78,261)
Net loss attributable to common shareholders	$(103,721)	$(58,096)	$(242,876)
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
($000)
Years ended December 31,

	2011	2010	2009
Net loss	$(89,778)	$(37,410)	$(211,272)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	—	(740)	(19)
Change in unrealized loss on investments in non-consolidated entities and reclassifications, net	—	—	26,174
Change in unrealized gain (loss) on interest rate swap, net	2,044	(39)	1,815
Other comprehensive income (loss)	2,044	(779)	27,970
Comprehensive loss	(87,734)	(38,189)	(183,302)
Comprehensive loss attributable to noncontrolling interests	10,194	4,450	1,120
Comprehensive loss attributable to Lexington Realty Trust shareholders	$(77,540)	$(33,739)	$(182,182)
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2009

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2008	$1,501,071	11,958,300	$352,306	100,300,238	$10	$1,638,540	$(569,131)	$(15,650)	$94,996
Cumulative effect, change in accounting principle from non-consolidated entity	—	—	—	—	—	—	11,647	(11,647)	—
Contributions from noncontrolling interests	1,756	—	—	—	—	—	—	—	1,756
Redemption of noncontrolling OP units for common shares	—	—	—	572,213	—	3,580	—	—	(3,580)
Conversion - Series C	—	(503,100)	(24,439)	2,955,368	—	31,433	(6,994)	—	—
Issuance of common shares and deferred compensation amortization, net	24,569	—	—	4,811,241	1	24,568	—	—	—
Dividends/distributions	(46,858)	—	—	13,304,198	1	52,858	(96,232)	—	(3,485)
Comprehensive income (loss):
Net loss	(211,272)	—	—	—	—	—	(210,152)	—	(1,120)
Other comprehensive income:
Change in unrealized gain on foreign currency translation, net	(19)	—	—	—	—	—	—	(19)	—
Change in unrealized loss on investments in non-consolidated entities and reclassifications, net	26,174	—	—	—	—	—	—	26,174	—
Change in unrealized gain on interest rate swap, net	1,815	—	—	—	—	—	—	1,815	—
Other comprehensive income	27,970
Comprehensive loss	(183,302)
Balance December 31, 2009	$1,297,236	11,455,200	$327,867	121,943,258	$12	$1,750,979	$(870,862)	$673	$88,567

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2010

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2009	$1,297,236	11,455,200	$327,867	121,943,258	$12	$1,750,979	$(870,862)	$673	$88,567
Contributions from noncontrolling interests	4,854	—	—	—	—	—	—	—	4,854
Redemption of noncontrolling OP units for common shares	—	—	—	457,351	—	2,685	—	—	(2,685)
Transfer of noncontrolling interests	(1,957)	—	—	—	—	—	—	—	(1,957)
Issuance of Convertible Notes	13,134	—	—	—	—	13,134	—	—	—
Forfeiture of employee performance common shares	171	—	—	(21,720)	—	—	171	—	—
Exercise of employee common share options	(356)	—	—	95,976	—	(356)	—	—	—
Issuance of common shares and deferred compensation amortization, net	171,503	—	—	24,077,724	3	171,500	—	—	—
Dividends/distributions	(90,267)	—	—	—	—	—	(81,911)	—	(8,356)
Comprehensive loss:
Net loss	(37,410)	—	—	—	—	—	(32,960)	—	(4,450)
Other comprehensive loss:
Change in unrealized gain on foreign currency translation, net	(740)	—	—	—	—	—	—	(740)	—
Change in unrealized loss on interest rate swap, net	(39)	—	—	—	—	—	—	(39)	—
Other comprehensive loss	(779)
Comprehensive loss	(38,189)
Balance December 31, 2010	$1,356,129	11,455,200	$327,867	146,552,589	$15	$1,937,942	$(985,562)	$(106)	$75,973

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2011

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,356,129	11,455,200	$327,867	146,552,589	$15	$1,937,942	$(985,562)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	398,927	—	2,187	—	—	(2,187)
Repurchase of common shares	(31,916)	—	—	(3,974,645)	—	(31,916)	—	—	—
Repurchase of preferred shares	(15,456)	(544,126)	(16,194)	—	—	—	738	—	—
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	2
Obtained control of noncontrolling investment	574	—	—	—	—	—	—	—	574
Exercise of employee common share options	221	—	—	250,355	—	221	—	—	—
Forfeiture of employee performance common shares	69	—	—	(10,140)	—	—	69	—	—
Issuance of common shares and deferred compensation amortization, net	102,416	—	—	11,721,265	—	102,416	—	—	—
Dividends/distributions	(102,874)	—	—	—	—	—	(97,063)	—	(5,811)
Comprehensive income (loss):
Net loss	(89,778)	—	—	—	—	—	(79,584)	—	(10,194)
Other comprehensive income:
Change in unrealized gain on interest rate swap, net	2,044	—	—	—	—	—	—	2,044	—
Other comprehensive income	2,044
Comprehensive loss	(87,734)
Balance December 31, 2011	$1,221,431	10,911,074	$311,673	154,938,351	$15	$2,010,850	$(1,161,402)	$1,938	$58,357

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(89,778)	$(37,410)	$(211,272)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	168,288	172,301	185,208
Gains on sales of properties	(6,557)	(14,613)	(9,134)
Debt satisfaction (gains) charges, net	311	(3,590)	(29,872)
Impairment charges and loan losses	117,443	56,940	101,166
Straight-line rents	(1,763)	862	(240)
Other non-cash (income) charges, net	(6,364)	(7,912)	(7,192)
Equity in (earnings) losses of non-consolidated entities	(30,334)	(21,741)	123,176
Distributions of accumulated earnings from non-consolidated entities, net	11,549	3,233	4,707
Deferred taxes, net	(1,799)	489	196
Increase (decrease) in accounts payable and other liabilities	1,589	5,186	1,175
Change in rent receivable and prepaid rent, net	19,929	12,272	2,519
Increase (decrease) in accrued interest payable	(970)	2,921	(4,605)
Other adjustments, net	(1,407)	(4,187)	3,475
Net cash provided by operating activities:	180,137	164,751	159,307
Cash flows from investing activities:
Investment in real estate, including intangible assets and capital leases	(127,992)	(52,324)	(45,122)
Net proceeds from sale of properties	124,039	80,224	113,139
Principal payments received on loans receivable	46,867	12,480	12,886
Investment in loans receivable	(32,591)	(40,632)	—
Investments in and advances to non-consolidated entities, net	(19,940)	(11,258)	4,765
Proceeds from sale of interest in non-consolidated entity	—	112	—
Distributions from non-consolidated entities in excess of accumulated earnings	5,900	1,356	16,241
Increase in deferred leasing costs	(15,870)	(5,129)	(8,641)
Change in escrow deposits and restricted cash	(3,405)	(8,282)	9,248
Proceeds from the sale of marketable debt securities	—	—	9,451
Real estate deposits	(1,821)	(1,330)	—
Net cash provided by (used in) investing activities	(24,813)	(24,783)	111,967
Cash flows from financing activities:
Dividends to common and preferred shareholders	(94,861)	(77,252)	(49,642)
Repurchase of exchangeable notes	—	(25,493)	(101,006)
Proceeds from convertible notes	—	115,000	—
Principal amortization payments	(31,068)	(33,781)	(39,052)
Principal payments on debt, excluding normal amortization	(105,266)	(331,295)	(264,399)
Change in revolving credit facility borrowing, net	—	(7,000)	(18,000)
Increase in deferred financing costs	(4,214)	(5,760)	(5,317)
Proceeds of mortgages and notes payable	15,000	59,769	11,540
Proceeds from term loans	—	—	165,000
Contributions from noncontrolling interests	2	4,854	1,756
Cash distributions to noncontrolling interests	(5,811)	(8,356)	(3,485)
Repurchase of preferred shares	(15,456)	—	—
Receipts (payments) on forward equity commitment, net	(2,313)	1,473	(2,262)
Swap termination costs	—	—	(366)
Exercise of employee common share options	777	50	—
Issuance of common shares, net	98,953	166,602	20,026
Net cash used in financing activities	(144,257)	(141,189)	(285,207)
Change in cash and cash equivalents	11,067	(1,221)	(13,933)
Cash and cash equivalents, at beginning of year	52,644	53,865	67,798
Cash and cash equivalents, at end of year	$63,711	$52,644	$53,865
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns and manages a geographically diversified portfolio of predominately net-leased office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the net-lease area. As of December 31, 2011, the Company had interests in approximately 185 consolidated properties located in 39 states. As of December 31, 2010, the Company had ownership interests in approximately 195 consolidated properties in 39 states. A majority of the real properties in which the Company had an interest are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or (3) Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. On December 31, 2010, Net 3 Acquisition L.P. (“Net 3”), a former operating partnership, merged into the Company and Net 3 ceased to exist for financial reporting purposes. As of December 31, 2011, the Company controlled two operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”) and (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”). Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.

(2)	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation. The Company's consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (i) through voting rights or similar rights or (ii) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under appropriate GAAP.

If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from such entity that could potentially be significant to the VIE.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

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

Non-Consolidated Variable Interest Entities. At December 31, 2011 and 2010, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company determined that Concord Debt Holdings LLC and related entities are VIEs. The Company's carrying value of these investments is zero and the Company has no obligation to fund future operations (see note 9). The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs. The Company is obligated to fund certain amounts as discussed in note 4.
Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred dividends and amounts allocated to non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, OP units and put options of certain convertible securities.
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
Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820"), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk.
Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the Consolidated Balance Sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Gains on sales of real estate are recognized based upon the specific timing of the sale as measured against various criteria related to the terms of the transactions and any continuing involvement associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met. To the extent the Company sells a property and retains a partial ownership interest in the property, the Company recognizes gain to the extent of the third-party ownership interest.

Accounts Receivable. The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2011 and 2010, the Company's allowance for doubtful accounts was not significant.

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

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant, and the “as-if-vacant” value is then allocated to land and building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market lease values are recorded based on the difference between the current in-place lease rent and management's estimate of current market rents. Below-market lease intangibles are recorded as part of deferred revenue and amortized into rental revenue over the non-cancelable periods and bargain renewal periods of the respective leases. Above-market leases are recorded as part of intangible assets and amortized as a direct charge against rental revenue over the non-cancelable portion of the respective leases.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationship values, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationship values based on management's evaluation of the specific characteristics of each tenant's lease. The value of in-place leases are amortized to expense over the remaining non-cancelable periods and any bargain renewal periods of the respective leases. The value of tenant relationships are amortized to expense over the applicable lease term plus expected renewal periods.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Investments in Non-Consolidated Entities. The Company accounts for its investments in 50% or less owned entities under the equity method, unless consolidation is required. If the Company's investment in the entity is insignificant and the Company has no influence over the control of the entity then the entity is accounted for under the cost method.

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

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate, the Company reflects such loan receivable as an equity investment in real estate under construction in the Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and the Company records capitalized interest during the construction period. In arrangements where the Company engages a developer to construct a property, the Company will capitalize interest and real estate taxes during the construction period.

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

Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging ("Topic 815"). In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset if fair value is positive, or as a liability if fair value is negative. The interest rate swap is designated as a cash flow hedge whereby the effective portion of the interest rate swap's change in fair value is reported as a component of other comprehensive income (loss); the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap agreement and the hedged item. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (2) it is no longer probable that the forecasted transaction will occur or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. The Company may utilize interest rate swap and cap agreements to manage interest rate risk and does not anticipate entering into derivative transactions for speculative trading purposes.
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

Income taxes, primarily related to the Company's taxable REIT subsidiaries, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.
Cash and Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less from the date of purchase to be cash equivalents.
Restricted Cash. Restricted cash is comprised primarily of cash balances held in escrow with lenders.
Foreign Currency. The Company determined that the functional currency of its former foreign operation, which was sold in 2010, was the respective local currency. As such, assets and liabilities of the Company's former foreign operation was translated using the period-end exchange rates, and revenues and expenses were translated using the exchange rate as determined throughout the period. Unrealized gains or losses resulting from translation are included in accumulated other comprehensive income (loss) and as a separate component of the Company's shareholders' equity.

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2011, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Segment Reporting. The Company operates generally in one industry segment, net-leased real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statement of operations captions including activities for properties sold during 2011, which are presented as discontinued operations.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2011:

	2011	2010	2009
BASIC AND DILUTED
Loss from continuing operations attributable to common shareholders	$(64,099)	$(34,098)	$(164,615)
Loss from discontinued operations attributable to common shareholders	(39,622)	(23,998)	(78,261)
Net loss attributable to common shareholders	$(103,721)	$(58,096)	$(242,876)
Weighted-average number of common shares outstanding	152,473,336	130,985,809	109,280,955
Loss per common share:
Loss from continuing operations	$(0.42)	$(0.26)	$(1.51)
Loss from discontinued operations	(0.26)	(0.18)	(0.71)
Net loss attributable to common shareholders	$(0.68)	$(0.44)	$(2.22)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During 2011, the Company repurchased and retired an aggregate of 125,000 shares of Series C Cumulative Convertible Preferred Stock ("Series C Preferred") at a $833 discount to the historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. In addition, the Company repurchased and retired an aggregate of 419,126 shares of Series B Cumulative Redeemable Preferred Stock ("Series B Preferred") at a $95 premium to historical cost. This premium is treated as a deemed dividend. Accordingly, net loss was adjusted for these dividends to arrive at net loss attributable to common shareholders for 2011.

During 2009, 503,100 shares of Series C Preferred were converted into 2,955,368 common shares. The difference between the fair value of the securities transferred in excess of the fair value of the securities issuable pursuant to the original conversion terms of $6,994 constitutes a deemed dividend, even though the conversion was for equivalent fair values, and is dilutive to common shareholders. Accordingly, net loss was adjusted to arrive at net loss attributable to common shareholders for 2009.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, acquired the following operating properties in separate transactions during 2011:

							Lease Intangibles
Property Type	Location	Acquisition/Consolidation Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Above Market Lease Value	Lease in-place Value	Tenant Relationships Value
Industrial	Byhalia, MS	May 2011	$27,492	03/2026	$1,005	$21,483	$—	$4,097	$907
Office	Rock Hill, SC	May 2011	$7,395	08/2021	$551	$4,313	$—	$1,853	$678
Office (1)	Allen, TX	May 2011	$36,304	03/2018	$5,591	$21,607	$—	$5,127	$3,979
Industrial (2)	Shelby, NC	June 2011	$23,470	05/2031	$1,421	$18,917	$—	$2,712	$420
Office	Columbus, OH	July 2011	$6,137	07/2027	$433	$2,773	$—	$2,205	$726
Industrial	Chillicothe, OH	October 2011	$12,110	06/2026	$736	$9,021	$—	$1,859	$494
Office (3)	Aurora, IL	October 2011	$15,300	09/2017	$3,063	$5,943	$1,272	$3,616	$1,406
			$128,208		$12,800	$84,057	$1,272	$21,469	$8,610

Weighted-average life of intangible assets (years)							6.0	11.8	9.7
(1)    The Company acquired the property from Net Lease Strategic Assets Fund L.P. pursuant to a purchase option.
(2)    The Company funded the construction of the property commencing in 2010.
(3)    Obtained control of joint venture investment (see note 9).

In addition, during 2011, the Company deposited $1,700 and posted a $1,600 letter of credit toward the purchase of a $17,558 to-be-built 80,000 square foot office property in Eugene, Oregon. Substantial completion of the property is expected to occur in the first quarter of 2013 although there can be no assurance that the acquisition will be consummated.

During 2010, the Company, through a property owner subsidiary, acquired an office property for $16,650. The property is located in Columbus, Ohio and is net-leased for 16 years. In addition in 2010, the Company, through a property owner subsidiary, purchased a parcel and parking lot adjacent to a property in which the Company has an interest in a sale/leaseback transaction with an existing tenant, Nevada Power Company, for $3,275. One of the Company's property owner subsidiaries financed the purchase of the parking lot with a $2,450 non-recourse mortgage note that matures in September 2014 and bears interest at 7.5%. In connection with the transaction, the Nevada Power Company's lease on the existing property was extended from January 2014 to January 2029.
The Company recognized aggregate acquisition expenses of $432 and $164 in 2011 and 2010, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations. As of December 31, 2011 and 2010, the components of intangible assets, are as follows:

	2011	2010
In-place lease values	$327,589	$335,152
Tenant relationship values	152,390	156,495
Above-market leases	66,939	85,987
	$546,918	$577,634

The estimated amortization of the above intangibles for the next five years is $37,925 in 2012, $27,862 in 2013, $22,406 in 2014, $16,819 in 2015 and $14,468 in 2016.

Below-market leases, net of accretion, which are included in deferred revenue, are $78,806 and $94,677, respectively as of December 31, 2011 and 2010. The estimated accretion for the next five years is $7,134 in 2012, $6,696 in 2013, $5,734 in 2014, $4,671 in 2015 and $3,693 in 2016.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2011, the Company, through lender subsidiaries and property owner subsidiaries, entered into three acquisition, development and construction arrangements whereby the lender subsidiaries agreed to lend funds to construct build-to-suit properties and the property owner subsidiaries agreed to purchase the properties upon completion of construction and commencement of a tenant lease. When the Company anticipates that it will indirectly participate in residual profits through the loan provisions and other contracts, the Company records the loan as an investment in real estate under construction. In addition, the Company hired developers to construct two office buildings and formed a joint venture with a developer to construct an industrial facility, which will be leased to single-tenants upon completion. As of December 31, 2011, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Estimated Purchase Price/Completion Cost	Lease Term (Years)	Estimated Completion Date
Saint Joseph, MO(1)	Office	99,000	$17,991	$17,991	15	2Q 12
Huntington, WV(1)(3)	Office	70,000	$11,826	$12,600	15	1Q 12
Shreveport, LA(1)	Industrial	257,000	$2,520	$13,064	10	2Q 12
Florence, SC	Office	32,000	$5,128	$5,128	12	1Q 12
Long Island City, NY(2)	Industrial	143,000	$46,728	$55,524	15	1Q 13
Jessup, PA	Office	150,000	$20,780	$20,780	15	2Q 12
		751,000	$104,973	$125,087
(1) Acquisition, development and construction arrangement.
(2) Joint venture investment. The Company has guaranteed completion to the ground owner. The guarantee obligation was valued at $1,500 and is included in accounts payable and other liabilities in the Consolidated Balance Sheet. In addition, the Company may loan a maximum of $4,398 to the joint venture under certain circumstances. The difference between the Company's expected contribution and the estimated completion cost represents the joint venture partner's equity.
(3) Property acquired in January 2012.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of December 31, 2011, the Company's aggregate investment in development arrangements is $32,829, which includes $619 of interest capitalized during 2011, and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets.

(5)	Sales of Real Estate and Discontinued Operations

The Company sold its interests in 17 properties in 2011, 13 properties in 2010 and 18 properties in 2009, three of which were transferred to lenders or disposed of through bankruptcy. For the years ended December 31, 2011, 2010 and 2009, these sales generated aggregate net proceeds of $124,039, $80,224 and $108,475, respectively, which resulted in gains on sales of $6,557, $14,613 and $9,134, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recognized net debt satisfaction gains (charges) relating to these properties of $(606), $2,924 and $11,471, respectively. These gains (charges) are included in discontinued operations.

At December 31, 2011, the Company had no properties classified as held for sale and two properties classified as held for sale at December 31, 2010.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2011, 2010 and 2009:

	Year Ending December 31,
	2011	2010	2009
Total gross revenues	$9,630	$31,874	$58,687
Pre-tax net loss, including gains on sales	$(40,050)	$(32,932)	$(81,187)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

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

(6)	Impairment of Real Estate Investments

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

During 2011 and 2010, the Company recognized aggregate impairment charges of $68,560 and $2,955, respectively, on real estate assets classified in continuing operations. Of the $68,560 in impairment charges recognized in 2011, $29,022 relates to properties in which there are noncontrolling ownership interests. Accordingly, the noncontrolling partners' share of these impairments is $12,495 and is reflected in net loss attributable to noncontrolling interests in the Consolidated Statement of Operations. The Company has explored the possible disposition of some non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values. Three of these properties have outstanding non-recourse mortgage debt, net of lender escrows, of $27,273. The properties were written down to the estimated aggregate fair value of $19,558, which is $7,715 less than the corresponding non-recourse mortgages encumbering the properties.

During 2011, 2010 and 2009, the Company recognized $48,883, $50,061 and $99,590, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

During 2010, the Company recognized an other-than-temporary impairment of $168 on a bond investment secured by real estate assets. The Company sold investments in debt securities in 2009 for $9,451 and realized a loss $491.

(7)	Loans Receivable

As of December 31, 2011 and 2010, the Company's loans receivable, including accrued interest and net of origination fees and loan losses, are comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $66,619 and $88,937, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 16.0% and mature at various dates between 2012 and 2022.
In the second quarter of 2011, the Company, through a lender subsidiary, made a $10,000 mezzanine loan secured by a 100% pledge of all equity interests in the entities which own two, to-be-constructed distribution facilities. The loan was scheduled to mature in June 2013 and had an interest rate of 15.0% for the first year and 18.5% for the second year. The loan, along with all accrued interest and yield maintenance premium, was fully satisfied in November 2011.
During the first quarter of 2011, the Company, through a lender subsidiary, loaned $3,003 to the buyer in connection with the sale for $3,650 of a vacant industrial property. The loan is secured by the property, bears interest at 7.8% and matures in January 2013.
During 2011 and 2010, the Company, through a lender subsidiary, made a mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which had an outstanding balance of $21,515 at December 31, 2011 and bore interest at 15%. This mortgage loan had a maturity date of January 15, 2012 but could have been extended one additional year by the borrower for a 50 basis point fee. The property is net-leased from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. The lender subsidiary may be obligated to lend an additional $12,199 for tenant improvement costs. Subsequent to December 31, 2011, the borrower defaulted on the loan. The Company believes the office building has an estimated fair value in excess of the Company's investment and the Company has initiated foreclosure proceedings.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2010, the Company, through a lender subsidiary, made a $17,000 loan to entities which, collectively, owned five medical facilities. The loan (i) was guaranteed by a parent entity and principal, (ii) was principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (iii) matured in December 2011 and (iv) requires payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, and the remaining $9,500 in December 2011.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2011, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding.

During 2010, the Company recorded a loan loss of $3,756 on a loan receivable secured by the property in Wilsonville, Oregon. In October 2010, the Company entered into a loan modification agreement with the borrower. In accordance with the terms of the modification agreement, in addition to other provisions, monthly payments were adjusted to interest only through maturity, the maturity was accelerated from July 2015 to December 2012 and the Company agreed to a discounted payoff prior to maturity. During 2011, the borrower defaulted on the loan and the Company completed a deed-in-lieu of foreclosure; accordingly the property is now included in real estate in the accompanying Consolidated Balance Sheet as of December 31, 2011.

During 2009, the Company agreed to the discounted payoff of two loans receivable with an aggregate carrying value of $4,950. The Company wrote the loans receivable down to the aggregate agreed-upon discounted payoff amount of $3,865, which approximated fair value and recognized a loan loss reserve of $1,085 during 2009.

(8)	Fair Value Measurements

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring basis as of December 31, 2011 and 2010 and non-recurring basis during the year ended December 31, 2011 and 2010, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2011	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(3,236)	$—	$(3,236)	$—
Impaired real estate assets*	$133,220	$—	$—	$133,220
*Represents a non-recurring fair value measurement.

		Fair Value Measurements Using
Description	2010	(Level 1)	(Level 2)	(Level 3)
Forward purchase equity asset	$27,574	$—	$27,574	$—
Interest rate swap liability	$(5,280)	$—	$(5,280)	$—
Impaired real estate assets*	$235	$—	$—	$235
Impaired loan receivable*	$6,860	$—	$—	$6,860
*Represents a non-recurring fair value measurement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2011 and 2010:

	As of December 31, 2011		As of December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$66,619	$54,179	$88,937	$75,868

Liabilities
Debt	$1,662,375	$1,533,205	$1,774,985	$1,614,626

The Company has determined that the forward purchase equity asset should fall within Level 2 of the fair value hierarchy as its value is based not only on the value of the Company's common share price but also on other observable inputs.

The majority of the inputs used to value the Company's interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2011 and December 31, 2010, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

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

At acquisition, the Company determined that Pemlex LLC was not a VIE. The Company recorded its investment under the equity method of accounting as it was not the controlling managing member of the entity. During 2011, the Company recognized $1,344 equity in income from non-consolidated entities relating to its share of income from Pemlex LLC based upon the hypothetical liquidation of book value method. The Company commenced consolidation of Pemlex LLC in October 2011, as the Company became the managing member of Pemlex LLC.

Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company own 85% and 15%, respectively, of NLS's common equity, and the Company owns 100% of NLS's preferred equity.

Inland and the Company are currently entitled to a return on/of their respective capital contributions from operations in the following priority: (1) Inland, 9% on its common equity ($220,590 in common equity), (2) the Company, 10.5% on its unpaid preferred equity allocated to properties that were previously sold or refinanced ($115,579 in unpaid preferred equity) and 6.5% on its remaining preferred equity ($46,786 in remaining preferred equity), (3) the Company, 9% on its common equity ($38,928 in common equity), (4) return of the Company preferred equity ($162,365 in preferred equity), (5) return of Inland common equity ($220,590 in common equity), (6) return of the Company common equity ($38,928 in common equity) and (7) any remaining cash flow is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner; and if not, allocations are 85% to Inland and 15% to the Company.

In addition, the partners in NLS are currently entitled to a return on/of each of their respective capital contributions from capital events as follows: (1) return of the Company's unpaid preferred equity allocated to properties that were previously sold or refinanced, (2) Inland to the extent of any unpaid 9% return on its common equity, (3) the Company, to the extent of any unpaid 10.5% and 6.5% return on its remaining preferred equity, as applicable, (4) return of the Company's preferred equity allocation with respect to the asset(s) involved in the capital event, (5) the Company, to the extent of any unpaid 9% return on its common equity, (6) return of Inland common equity, (7) return of the Company's remaining preferred equity, (8) return of the Company's common equity and (9) any remaining amount is allocated 65% to Inland and 35% to the Company as long as the Company is the general partner; and if not, allocations are 85% to Inland and 15% to the Company.

LRA has entered into a management agreement with NLS, whereby LRA will receive (1) a management fee of 0.375% of the equity capital, (2) a property management fee of up to 3.0% of actual gross revenues from certain assets for which the landlord is obligated to provide property management services (contingent upon the recoverability of such fees from the tenant under the applicable lease) and (3) an acquisition fee of 0.5% of the gross purchase price of each acquired asset by NLS.

During 2011, 2010 and 2009, the Company recognized $21,572, $19,468 and $12,364, respectively, of equity in income relating to NLS based upon the hypothetical liquidation of book value method. The initial difference between the assets contributed to NLS and the fair value of the Company's initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS's assets. During 2011, 2010 and 2009, the Company recorded earnings of $3,599, $3,636 and $3,636, respectively, related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying Consolidated Statements of Operations.
The NLS partnership agreement provides that (1) either limited partner can exercise the buy/sell right or the right of first offer after February 20, 2012 and (2) upon one limited partner's exercise of either right, the responding partner may not again trigger the buy/sell right or the right of first offer until the termination of all procedures and timeframes pursuant to the exercising partner's chosen right.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

On February 20, 2012 and February 21, 2012, the Company delivered notices to Inland exercising the buy/sell right and specifying a price of $213,014, at which the Company would purchase the assets of NLS, pursuant to a purchase and sale agreement included with the notice providing for a sale of Inland's interest in NLS to the Company. The specified price would be distributed in accordance with the capital events distribution priority set forth in the paragraph describing distributions upon capital events above. Inland must elect to either sell its interest in NLS to the Company or buy the Company's interest in NLS.
On February 21, 2012, Inland delivered a notice to the Company exercising the right of first offer, which offered to sell 41 of the 43 properties in which NLS has an interest for a price of $548,706, including the assumption of any related debt, with closing to occur prior to August 21, 2012 and on other specified terms. If the Company does not elect to purchase the offered properties, Inland has six months from the exercise notice to sell the properties to a bona fide third party. Upon the sale, the specified price would be distributed in accordance with the capital events distribution priority set forth in the paragraph describing distributions upon capital events above.
Under both the buy/sell right and the right of first offer, the responding partner has 45 days to respond.
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
In May 2011, the Company loaned, at a 7.4% interest rate, a NLS entity $13,202 to satisfy a non-recourse mortgage balloon payment. The Company loaned a NLS entity $7,614 during 2010 to satisfy a non-recourse mortgage balloon payment. The loan bore interest at 6.9%. Both of these loans were repaid in full in July 2011.

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

During 2010, Concord was restructured upon the effectiveness of a settlement agreement with Inland Concord. As a result of the restructuring (i) Lex-Win Concord was dissolved, (ii) Concord is now owned equally by subsidiaries of the Company, Winthrop and Inland Concord and (iii) a new entity, CDH CDO LLC (“CDH CDO”), was created. The new entity purchased Concord Real Estate CDO 2006-1 LTD from Concord with funds contributed by Inland Concord. CDH CDO is also owned equally by subsidiaries of the Company, Winthrop and Inland Concord. The Company made no additional contributions and did not recognize any income or loss as a result of the restructuring. The Company's investment in these ventures was initially valued at zero and the Company recognizes future income on the cash basis. During 2011, the Company received distributions of $258 from Lex-Win Concord, $3,596 from Concord and $100 from CDH CDO, which were recorded as equity in earnings of non-consolidated entities.

In June 2011, the Company formed an equally owned joint venture with Winthrop, LW Sofi LLC, to acquire the economic interest in a mezzanine loan owned by Concord. The Company recorded the $5,760 contribution to the joint venture in investments in and advances to non-consolidated entities. In November 2011, the Company received $7,937 upon full satisfaction of the mezzanine loan and dissolution of the joint venture.

The Company determined that Concord, CDH CDO and LW Sofi LLC are VIEs as the equity at risk is not sufficient to finance the entity's activities; however, the Company is not the primary beneficiary as it does not have a controlling financial interest in these entities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

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

During 2009, the Company recognized a gain of $2,000 on the sale of an office building in Columbia, South Carolina, in which the Company held a 40% limited partnership interest. The Company's share of net proceeds from the sale was $12,513. In addition, the Company sold its interest in a hotel joint venture for $60 and incurred an impairment charge of $6,480 during 2009. The Company's remaining equity method investments consist of interests in five partnerships with ownership percentages ranging between 27% and 35%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships are encumbered by $21,563 in mortgage debt (the Company's proportionate share is $6,468 with interest rates ranging from 9.4% to 11.5% with a weighted-average rate of 9.9% and maturity dates ranging from 2012 to 2016.

LRA earns advisory fees from certain of these non-consolidated entities, including NLS, for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $804, $967 and $1,140 for the years ended December 31, 2011, 2010 and 2009, respectively.

(10)	Mortgages and Notes Payable
The Company had outstanding mortgages and notes payable of $1,366,004 and $1,481,216 as of December 31, 2011 and 2010, respectively, excluding discontinued operations. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 7.8% at December 31, 2011 and the mortgages and notes payable mature between 2012 and 2021. Interest rates, including imputed rates, ranged from 3.6% to 7.8% at December 31, 2010. The weighted-average interest rate at December 31, 2011 and 2010 was approximately 5.7% and 5.8%, respectively.

On January 28, 2011, the Company refinanced its secured revolving credit facility with a $300,000 secured revolving credit facility with KeyBank N.A. (“KeyBank”), as agent. The $300,000 secured revolving credit facility bore interest at 2.50% plus LIBOR if the Company's leverage ratio, as defined, was less than 50%, 2.85% plus LIBOR if the Company's leverage ratio was between 50% and 60%, and 3.10% plus LIBOR if the Company's leverage ratio exceeded 60%. The new secured revolving credit facility matured in January 2014 but could be extended to January 2015, at the Company's option subject to the satisfaction of certain conditions. The secured revolving credit facility was secured by ownership interest pledges and guarantees by certain of the Company's subsidiaries that in the aggregate own interests in a borrowing base of properties. With the consent of the lenders, the Company could increase the size of the secured revolving credit facility by $225,000 (for a total facility size of $525,000). The borrowing availability of the secured revolving credit facility was based upon the net operating income of the properties comprising the borrowing base as defined in the secured revolving credit facility. As of December 31, 2011, no amounts were outstanding under the secured revolving credit facility and the available borrowing under the secured revolving credit facility was $300,000 less outstanding letters of credit of $5,682. In connection with the refinancing, the Company incurred aggregate financing costs of $3,941 as of December 31, 2011. The secured revolving credit facility was subject to financial covenants which the Company was in compliance with at December 31, 2011. The secured revolving credit facility was refinanced in January 2012 (see note 22).

The Company had $25,000 and $35,551 secured term loans with KeyBank. The loans were interest only at LIBOR plus 60 basis points and matured in 2013. These secured term loans contained financial covenants which the Company was in compliance with as of December 31, 2011. Pursuant to the secured term loan agreements, the Company simultaneously entered into an interest-rate swap agreement with KeyBank to swap the LIBOR rate on the loans for a fixed rate of 4.92% through March 18, 2013, and the Company assumed a liability for the fair value of the swap at inception of approximately $5,696 ($3,236 and $5,280 at 2011 and 2010, respectively). The fair value of the swap at inception was accounted for as a discount on the debt and was being amortized as additional interest expense over the term of the loans. The remaining unamortized discount was $1,196 and $2,183 at December 31, 2011 and 2010, respectively. The Company satisfied the secured term loans and interest-rate swap in January 2012 (see note 22).

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $45, $972 and $(332) for the years ended December 31, 2011, 2010 and 2009, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.

Scheduled principal and balloon payments for mortgages and notes payable for the next five years and thereafter are as follows:

Year ending December 31,	Total
2012	$176,350
2013	320,873
2014	252,699
2015	283,767
2016	131,406
Thereafter	202,105
1,367,200
Debt discount	(1,196)
$1,366,004

(11)	Convertible Notes, Exchangeable Notes and Trust Preferred Securities
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. As of the date of filing this Annual Report, the notes have a conversion rate of 142.6917 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $7.01 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events.
During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes could be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes were exchangeable by the holders into common shares at $19.49 per share, subject to adjustment upon certain events, including increases in the Company's rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeded the principal amount of the note, either cash or common shares at the Company's option. During 2010 and 2009, the Company repurchased and retired $25,500 and $123,350, respectively, original principal amount of the notes for cash payments of $25,493 and $101,006, respectively. This resulted in debt satisfaction gains (charges), net of ($760) and $17,355, respectively, including write-offs of $768 and $4,989, respectively, of the debt discount and deferred financing costs (see note 22).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
Principal amount of debt component	$115,000	$115,000	$62,150	$62,150
Unamortized discount	(9,851)	(11,789)	(48)	(712)
Carrying amount of debt component	$105,149	$103,211	$62,102	$61,438
Carrying amount of equity component	$13,134	$13,134	$20,293	$20,293
Effective interest rate	8.1%	7.5%	7.0%	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	01/2012	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$7,907	$14,036	$—	$—

Statements of Operations:	2011	2010	2009
6.00% Convertible Guaranteed Notes
Coupon interest	$6,900	$6,408	$—
Discount amortization	1,938	1,776	—
	$8,838	$8,184	$—
5.45% Exchangeable Guaranteed Notes
Coupon interest	$3,387	$3,504	$7,554
Discount amortization	664	689	1,479
	$4,051	$4,193	$9,033

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, are redeemable by the Company commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of December 31, 2011 and 2010, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2012(1)	$62,150
2013	—
2014	—
2015	—
2016	—
Thereafter	244,120
306,270
Debt discounts	(9,899)
$296,371

(1)	Although the 5.45% Exchangeable Guaranteed Notes matured in 2027, the notes were put to the Company in 2012.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(12)	Derivatives and Hedging Activities

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

The Company designated the interest-rate swap agreement with KeyBank as a cash flow hedge of the risk of variability attributable to changes in the LIBOR swap rate on $35,551 and $25,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swap are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. Because the fair value of the swap at inception of the hedge was not zero, the Company cannot assume that there will be no ineffectiveness in the hedging relationship. However, the Company expects the hedging relationship to be highly effective and will measure and report any ineffectiveness in earnings.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,695 will be reclassified as an increase to interest expense if the swap remains outstanding.

As of December 31, 2011, the Company had the following outstanding interest rate derivative that was designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swap	1	$60,551

Derivatives Not Designated as Hedges. The Company does not use derivatives for trading or speculative purposes. During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the purchase of 3,500,000 common shares of the Company at $5.60 per share as specifically approved by the Company's Board of Trustees. The Company prepaid $15,576. The remainder was to be paid through (i) physical settlement or (ii) net cash settlement, net share settlement or a combination of both, at the Company's option. The Company agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum, and the Company retained the cash dividends paid on the common shares; however, the counterparty retained any stock dividends as additional collateral. The Company's third-party consultant determined the fair value of the equity commitment to be $27,574 at December 31, 2010, and the Company recognized earnings during 2011, 2010 and 2009 of $2,030, $8,906 and $7,182, respectively, primarily relating to the increase in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2011 and 2010.

	As of December 31, 2011		As of December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(3,236)	Accounts Payable and Other Liabilities	$(5,280)

Derivatives not designated as hedging instruments:
Forward Purchase Equity Commitment			Other Assets	$27,574

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2011 and 2010:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2011	2010		2011	2010
Interest Rate Swap	$(835)	$(2,914)	Interest expense	$2,879	$2,875

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative December 31,
Hedging Instruments	Income on Derivative	2011	2010
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$2,030	$8,906

The Company's agreement with the swap derivative counterparty contains a provision whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2011, the Company had not posted any collateral related to the agreement. If the Company had breached any of these provisions at December 31, 2011, it would have been required to settle its obligations under the agreement at the termination value of $3,400, which includes accrued interest.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(13)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2012	$285,462
2013	267,912
2014	234,097
2015	196,446
2016	167,297
Thereafter	752,745
$1,903,959
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

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2012	$2,624
2013	2,426
2014	1,985
2015	1,793
2016	1,465
Thereafter	13,121
$23,414
Rent expense for the leasehold interests, including discontinued operations, was $776, $955 and $1,039 in 2011, 2010 and 2009, respectively.
The Company leases its corporate headquarters. The lease expires December 2015, with rent fixed at $1,299 per annum through December 2011, $865 in 2012 and $1,153 per annum, thereafter. The Company is also responsible for its proportionate share of operating expenses and real estate taxes above a base year. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's regional offices are $84 for 2012, $83 for 2013, $45 for 2014, $36 for 2015 and 2016 and $9 thereafter. Rent expense for 2011, 2010 and 2009 was $1,392, $1,332 and $1,299, respectively, and is included in general and administrative expenses.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(14)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2011, 2010 and 2009, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(15)	Equity

Shareholders' Equity:

During 2011, 2010 and 2009, the Company issued 11,109,760, 23,712,980 and 4,338,915 common shares, respectively, through public offerings and under its direct share purchase plan, raising proceeds of approximately $98,953, $166,427 and $20,947 respectively. The proceeds were used for general working capital, to fund investments and retire indebtedness.

During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes.

Accumulated other comprehensive income (loss) as of December 31, 2011 and 2010 represented $1,938 and $(106), respectively, of unrealized gain (loss) on an interest rate swap.

During 2009, the Company declared that three of its quarterly common share dividends would be paid in a combination of cash (10% in the aggregate) and common shares. The following details the declared 2009 quarterly common share dividends:

Dividend	Per Common Share Amount	Dividend	Common Shares Issued	Cash Paid
First quarter 2009	$0.18	April 24, 2009	5,097,229	$1,819
Second quarter 2009	$0.18	July 30, 2009	4,333,183	$1,970
Third quarter 2009	$0.18	October 16, 2009	3,873,786	$2,110
Fourth quarter 2009	$0.10	January 15, 2010	—	$12,194

The Company had 1,970,200 shares of Series C Preferred, outstanding at December 31, 2011. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $98,510, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of the date of filing this Annual Report, the shares are currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.

If certain fundamental changes occur, holders may require the Company, in certain circumstances, to repurchase all or part of their shares of Series C Preferred. In addition, upon the occurrence of certain fundamental changes, the Company will, under certain circumstances, increase the conversion rate by a number of additional common shares or, in lieu thereof, may in certain circumstances elect to adjust the conversion rate upon the shares of Series C Preferred becoming convertible into shares of the public acquiring or surviving company.

The Company may, at the Company's option, cause shares of Series C Preferred to be automatically converted into that number of common shares that are issuable at the then prevailing conversion rate. The Company may exercise its conversion right only if, at certain times, the closing price of the Company's common shares equals or exceeds 125% of the then prevailing conversion price of the Series C Preferred.

Investors in shares of Series C Preferred generally have no voting rights, but will have limited voting rights if the Company fails to pay dividends for six or more quarters and under certain other circumstances. Upon conversion, the Company may choose to deliver the conversion value to investors in cash, common shares, or a combination of cash and common shares.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2011, 2010 and 2009, the Company issued 609,182, 361,320 and 466,935 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria. See note 16.

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

During 2011, 2010 and 2009, 398,927, 457,351 and 572,213 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $2,187, $2,685 and $3,580, respectively.

As of December 31, 2011, there were approximately 4,026,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Loss Attributable to Shareholders and Transfers from Noncontrolling Interests
	2011	2010	2009
Net loss attributable to Lexington Realty Trust shareholders	$(79,584)	$(32,960)	$(210,152)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	2,187	2,685	3,580
Change from net loss attributable to shareholders and transfers from noncontrolling interests	$(77,397)	$(30,275)	$(206,572)

(16)	Benefit Plans

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company engaged third parties to value the options as of each option's respective grant date. The third parties determined the value to be $2,422 and $2,771 for the 2010 options and 2009 options, respectively, using the Black-Scholes model and $2,480 for the 2008 options using the Monte Carlo model. The options are considered equity awards as they are settled through the issuance of common shares. As such, the options were valued as of the grant date and do not require subsequent remeasurement. There were several assumptions used to fair value the options including the expected volatility in the Company's common share price based upon the fluctuation in the Company's historical common share price. The more significant assumptions underlying the determination of fair value for options granted were as follows:

	2010 Options	2009 Options	2008 Options
Weighted-average fair value of options granted	$1.94	$2.19	$1.24
Weighted-average risk-free interest rate	2.54%	3.29%	1.33%
Weighted-average expected option lives (in years)	6.50	6.70	3.60
Weighted-average expected volatility	49.00%	59.08%	59.94%
Weighted-average expected dividend yield	7.40%	6.26%	14.40%

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $1,384, $1,824 and $688 in compensation expense in 2011, 2010 and 2009, respectively, relating to options, $629 of the 2010 amount reflects the accelerated vesting of certain 2008 options, due to performance criteria being met. The Company has unrecognized compensation costs of $3,755 relating to the outstanding options as of December 31, 2011.

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2008 (1)	2,252,000	$4.97
Granted	—	—
Balance at December 31, 2009	2,252,000	4.97
Granted	2,514,001	7.16
Exercised	(352,628)	4.97
Forfeited	(23,768)	5.18
Balance at December 31, 2010	4,389,605	6.23
Exercised	(501,324)	5.16
Balance at December 31, 2011	3,888,281	$6.36
(1) As adjusted as a result of share dividends paid in 2009.

Non-vested share activity for the years ended December 31, 2011 and 2010, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2009	743,342	$13.28
Granted	267,170	7.95
Vested	(169,215)	18.87
Forfeited	(21,720)	22.10
Balance at December 31, 2010	819,577	10.16
Granted	582,102	7.49
Vested	(211,954)	13.56
Forfeited	(10,140)	21.99
Balance at December 31, 2011	1,179,585	$8.13

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2011, of the remaining 1,179,585 non-vested shares, 806,445 are subject to time-based vesting and 373,140 are subject to performance-based vesting. At December 31, 2011, there are 4,672,085 awards available for grant. The Company has $6,459 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 2.7 years.

The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2011 and 2010, there were 427,531 common shares in the trust.

The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company matched 100% of the first 1.0% of employee participant salaries in 2011 and 2010 and approximately 1.125% of employee participant salaries in 2009 of employee contributions. In addition, based on its profitability, the Company may make a discretionary contribution at each fiscal year end to all eligible employees. The matching and discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $308, $311 and $321 of contributions are applicable to 2011, 2010 and 2009, respectively.

During 2011, 2010 and 2009, the Company recognized $2,062, $3,232 and $3,369, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(17)	Related Party Transactions

In addition to related party transactions discussed elsewhere in this Annual Report, the Company has an indemnity obligation to Vornado Realty Trust, one of its significant shareholders, with respect to actions by the Company that affect Vornado Realty Trust's status as a REIT.

All related party acquisitions, sales and loans were approved by the independent members of the Company's Board of Trustees or the Audit Committee.

During 2011 and 2010, the Company advanced an aggregate $20,077 and $7,614, respectively, to NLS entities in the form of interest bearing, non-recourse mortgage notes to satisfy maturing non-recourse mortgages. These advances were satisfied in full in 2011.

The Company leases certain properties to entities owned by significant shareholders and/or the former Company's Executive Chairman and Director of Strategic Acquisitions. During 2011, 2010 and 2009, the Company recognized $864, $905 and $1,538, respectively, in rental revenue from these properties. The Company leases its corporate office in New York City from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,281, $1,272 and $1,282 in 2011, 2010 and 2009, respectively.

(18)	Income Taxes

The benefit (provision) for income taxes relates primarily to the taxable income of the Company's taxable REIT subsidiaries. The earnings, other than in taxable REIT subsidiaries, of the Company are not generally subject to federal income taxes at the Company level due to the REIT election made by the Company.

Income taxes have been provided for on the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company's benefit (provision) for income taxes for the years ended December 31, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
Current:
Federal	$(440)	$—	$(401)
State and local	(1,102)	(1,079)	(2,098)
NOL utilized	566	—	343
Deferred:
Federal	1,399	(418)	(187)
State and local	400	(53)	(26)
	$823	$(1,550)	$(2,369)

Net deferred tax assets (liabilities) of $672 and $(1,127) are included in other assets (liabilities) on the accompanying Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. These net deferred tax assets (liabilities) relate primarily to differences in the timing of the recognition of income/(loss) between GAAP and tax and net operating loss carry forwards.

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2011	2010	2009
Federal provision at statutory tax rate (34%)	$(580)	$(388)	$(376)
State and local taxes, net of federal benefit	(100)	(31)	(33)
Other	1,503	(1,131)	(1,960)
	$823	$(1,550)	$(2,369)

For the years ended December 31, 2011, 2010 and 2009, the “other” amount is comprised primarily of state taxes of $976, $1,078 and $2,042, respectively, and the write-off of deferred tax liabilities of $3,535, $0 and $0, respectively, relating to the transfer of certain assets of the Company's taxable subsidiaries.

As of December 31, 2011 and 2010, the Company has estimated net operating loss carry forwards for federal income tax reporting purposes of $2,735 and $4,156, respectively, which would begin to expire in tax year 2026. A valuation allowance of $712 has been recorded against deferred tax assets in 2011 based upon projected future taxable income.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2011, is as follows:

	2011	2010	2009
Total dividends per share	$0.46	$0.40	$0.72
Ordinary income	47.33%	99.11%	53.80%
15% rate - qualifying dividend	1.11%	0.89%	0.61%
15% rate gain	—	—	—
25% rate gain	—	—	—
Return of capital	51.56%	—	45.59%
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series B Preferred for each of the years in the three-year period ended December 31, 2011, is as follows:

	2011	2010	2009
Total dividends per share	$2.0125	$2.0125	$2.0125
Ordinary income	97.70%	99.11%	98.87%
15% rate - qualifying dividend	2.30%	0.89%	1.13%
15% rate gain	—	—	—
25% rate gain	—	—	—
	100.00%	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2011, is as follows:

	2011	2010	2009
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	97.70%	99.11%	98.87%
15% rate - qualifying dividend	2.30%	0.89%	1.13%
15% rate gain	—	—	—
25% rate gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series D Cumulative Redeemable Preferred Stock for the years in the three-year period ended December 31, 2011, is as follows:

	2011	2010	2009
Total dividends per share	$1.76498	$2.01002(1)	$1.8875
Ordinary income	97.70%	99.11%	98.87%
15% rate - qualifying dividend	2.30%	0.89%	1.13%
15% rate gain	—	—	—
25% rate gain	—	—	—
	100.00%	100.00%	100.00%
_________
(1)Of the total dividend paid in January 2011, $0.12252 is allocated to 2010 and $0.349355 is allocated to 2011.

(19)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

Certain of the Company's property owner subsidiaries are obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). On June 30, 2006, one of the Company's property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc. (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (“Farmington Hills claim”) and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 (“Antioch claim”). Under the terms of the agreements covering the sale of the claims, which were guaranteed by the Company, the property owner subsidiaries are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company's consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, on December 11, 2009, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1,200 plus interest from the date of assignment at the rate of 10% per year and expenses, which the Company believes would be its maximum exposure.

Together with the property owner subsidiaries, the Company answered the complaint on November 26, 2008 and served numerous discovery requests. After almost a year of inactivity, on March 18, 2010, the defendants and the plaintiffs filed motions for summary judgment and related opposing and supporting motions. On November 22, 2010, the court ruled in favor of the plaintiffs on their motion for summary judgment. The court referred the issue of damages to a special referee to determine the value of plaintiffs' participation in the preferred share rights offering and a settlement pool for allowed intangible unsecured claims so as to be taken into consideration with respect to computation of damages, if any.

The Company filed a notice of appeal but withdrew such notice without prejudice to renew after final determination of the damages. The Company intends to appeal the court's ruling if the special referee determines there are damages.  The special referee, upon the Company's request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. On March 28, 2011, the plaintiffs filed a motion to vacate the discovery order issued by the special referee.  On May 17, 2011, the motion to vacate was denied and discovery on the damage issue continues.

The Company intends to continue to vigorously defend the claims for a variety of reasons, including that (1) after requiring and supporting the defense of the objections to the claims, the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in the preferred share rights offering and certain settlement pools, (3) the contract language that supports the plaintiff's position was specifically negotiated out of the agreement covering the sale of the claims and (4) the plaintiffs have no damages.

Unified Government of Wyandotte County/Kansas City, Kansas v. United States General Services Administration (United States District Court for the District of Kansas-Case Number 11-2400-JTM-KMH). On April 4, 2011, one of the Company's property owner subsidiaries entered into a lease termination with Applebee's Services, Inc., pursuant to which Applebee's Services, Inc. made a lease termination payment of $19,910 in October 2011 and vacated the Lenexa, Kansas facility in November 2011. Also on April 4, 2011, the Company's property owner subsidiary entered into a ten year lease with the United States General Services Administration ("GSA") for the same facility. On April 15, 2011, an unsuccessful bidder for the GSA lease filed a protest with the United States Government Accountability Office ("GAO") protesting the award of the lease to the Company's property owner subsidiary. On July 22, 2011, after a full briefing of the protest, the GAO denied the protest. However, prior to the GAO ruling on July 19, 2011, the Unified Government of Wyandotte County, Kansas City filed a claim against the GSA requesting, among other things, an injunction against the award of the ten year lease. The Company has intervened and is monitoring this claim; however, the Company does not anticipate any impact to its financial position or results of operations from this claim.

Other. Four of our executive officers have employment contracts and are entitled to severance benefits upon termination by the Company without cause, as defined in the employment contract.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(20)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2011, 2010 and 2009, the Company paid $103,427, $114,031 and $132,376, respectively, for interest and $1,289, $1,019 and $2,483, respectively, for income taxes.

In October 2011, the Company acquired control of a joint venture, Pemlex LLC, and recorded land and building assets of $9,006, lease intangible assets of $6,294, other assets, net, of $107 and a $574 noncontrolling interest.

During 2011, the Company sold interests in three properties, which included the assumption of the aggregate related non-recourse debt of $28,648 and $3,003 in seller financing.

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

(21)    Unaudited Quarterly Financial Data

	2011
	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Total gross revenues(1)	$80,594	$80,622	$82,808	$82,890
Net income (loss)	$(15,993)	$(56,957)	$(30,844)	$14,016
Net income (loss) attributable to common shareholders	$(23,638)	$(50,539)	$(37,048)	$7,504
Net income (loss) attributable to common shareholders - basic per share	$(0.16)	$(0.33)	$(0.24)	$0.05
Net income (loss) attributable to common shareholders - diluted per share	$(0.21)	$(0.33)	$(0.24)	$0.05

	2010
	3/31/2010	6/30/2010	9/30/2010	12/31/2010
Total gross revenues(1)	$79,909	$78,890	$81,065	$80,184
Net income (loss)	$(29,326)	$(29,701)	$7,340	$14,277
Net income (loss) attributable to common shareholders	$(33,048)	$(30,379)	$58	$5,273
Net income (loss) attributable to common shareholders - basic and diluted per share	$(0.27)	$(0.23)	$0.00	$0.04
__________
(1) All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2011 and 2010, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) per common share amounts may not equal the full year amounts primarily because the computations of the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(22)	Subsequent Events

Subsequent to December 31, 2011 and in addition to disclosures elsewhere in the financial statements, the Company:

•
procured a $215,000 secured term loan from Wells Fargo Bank, National Association, as agent. The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties. The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at an interest rate dependent on the Company's leverage ratio, as defined as follows: 2.00% plus LIBOR if its leverage ratio is less than 45%, 2.25% plus LIBOR if its leverage ratio is between 45% and 50%, 2.45% plus LIBOR if its leverage ratio is between 50% and 55%, and 2.85% plus LIBOR if its leverage ratio exceeds 55%. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured term loan is dependent on its debt rating. The Company may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at premium for the next three years;

•
refinanced its $300,000 secured revolving credit facility, which was scheduled to expire in January 2014, but could have been extended to January 2015 at the Company's option, with a new $300,000 secured revolving credit facility with KeyBank, as agent. The new revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at 1.625% plus LIBOR if the Company's leverage ratio, as defined, is less than 45%, 1.875% plus LIBOR if the leverage ratio is between 45% and 50%, 2.125% plus LIBOR if the leverage ratio is between 50% and 55% and 2.375% plus LIBOR if the leverage ratio exceeds 55%. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at the Company's option. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 for a total secured revolving credit facility size of $525,000 by adding properties to the borrowing base or admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined, of the properties comprising the borrowing base;

•
borrowed $108,000 under the new secured term loan and $28,000 under the new secured revolving credit facility, and repaid (1) the term loans in the outstanding aggregate principal amount of $60,551, which were procured from KeyBank in March 2008, (2) a swap liability of $3,539 and (3) $62,150 outstanding principal amount of 5.45% Exchangeable Guaranteed Notes that were tendered pursuant to a holder repurchase option. In addition, effective February 1, 2012, the Company entered into an interest-rate swap agreement to fix LIBOR at 1.512% for seven years on $108,000 of new secured term loan LIBOR based debt. Accordingly, the new secured term loan currently bears interest at an interest rate of 3.76%;

•	conveyed to the lender its property in Tulsa, Oklahoma for full satisfaction of the related non-recourse mortgage, which was approximately $1,700 in excess of the net carrying value of the property;

•
acquired the 70,000 square foot office build-to-suit property in Huntington, West Virginia for a capitalized cost of approximately $12,600 and procured a $6,500, 4.2% interest-only five year non-recourse mortgage; and

•
delivered a notice of exercising the buy/sell right in the NLS partnership agreement and received a notice from its partner exercising the right of first offer in the NLS partnership agreement (see note 9).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Little Rock, AR	(5)	—	1,353	2,260	3,613	324	Dec-06	1980	40
Office	Brea, CA		74,492	37,269	45,695	82,964	10,952	Jun-07	1983	40
Office	Los Angeles, CA		10,491	5,110	10,911	16,021	4,549	Dec-04	2000	13 & 40
Office	Palo Alto, CA	(5)	—	12,398	16,977	29,375	11,086	Dec-06	1974	40
Office	Centenial, CO		13,975	4,851	15,187	20,038	3,497	May-07	2001	10 & 40
Office	Colorado Springs, CO		10,503	2,748	12,554	15,302	2,607	Jun-07	1980	40
Office	Lakewood, CO		7,942	1,569	8,653	10,222	3,667	Apr-05	2002	12 & 40
Office	Louisville, CO	(5)	—	3,657	9,605	13,262	1,343	Sep-08	1987	8, 9 & 40
Office	Southington, CT		12,551	3,240	25,339	28,579	14,178	Nov-05	1983	12, 28 & 40
Office	Wallingford, CT	(5)	—	1,049	4,773	5,822	933	Dec-03	1978/1985	8 & 40
Office	Boca Raton, FL		20,400	4,290	17,160	21,450	3,807	Feb-03	1983/2002	40
Office	Fort Meyers, FL		8,713	1,820	10,198	12,018	4,069	Apr-05	1997	13 & 40
Office	Lake Mary, FL	(5)	—	4,535	14,830	19,365	3,290	Jun-07	1997	7 & 40
Office	Lake Mary, FL	(5)	—	4,438	15,080	19,518	3,244	Jun-07	1999	7 & 40
Office	Orlando, FL	(5)	—	586	35,012	35,598	4,542	Dec-06	1982	40
Office	Orlando, FL		—	11,498	34,014	45,512	24,239	Dec-06	1984	3
Office	Atlanta, GA		41,443	4,600	55,333	59,933	21,602	Apr-05	2003	13 & 40
Office	Atlanta, GA	(5)	—	1,014	269	1,283	170	Dec-06	1972	40
Office	Atlanta, GA	(5)	—	870	187	1,057	137	Dec-06	1975	40
Office	Chamblee, GA	(5)	—	770	186	956	144	Dec-06	1972	40
Office	Cumming, GA	(5)	—	1,558	1,368	2,926	374	Dec-06	1968	40
Office	Forest Park, GA	(5)	—	668	1,242	1,910	257	Dec-06	1969	40
Office	Jonesboro, GA	(5)	—	778	146	924	121	Dec-06	1971	40
Office	Stone Mountain, GA	(5)	—	672	276	948	125	Dec-06	1973	40
Office	Suwannee, GA		11,084	1,371	2,776	4,147	75	Apr-05	2001	12 & 40
Office	Clive, IA		5,412	2,761	7,453	10,214	3,395	Jun-04	2003	12, 13 & 40
Office	Aurora, IL		—	3,063	5,943	9,006	38	Oct-11	1996	40
Office	Chicago, IL		29,445	5,155	46,180	51,335	10,004	Jun-07	1986	15 & 40
Office	Lisle, IL		10,033	3,236	13,698	16,934	2,257	Dec-06	1985	40
Office	Columbus, IN	(1) (4)	26,427	235	45,729	45,964	5,900	Dec-06	1983	40
Office	Fishers, IN		11,089	2,808	19,163	21,971	3,829	Jun-07	1999	9, 10, 38 & 40
Office	Indianapolis, IN		12,036	1,700	17,211	18,911	8,592	Apr-05	1999	2-40
Office	Indianapolis, IN		8,802	1,360	13,169	14,529	5,358	Apr-05	2002	12 & 40
Office	Overland Park, KS		36,325	4,769	41,956	46,725	7,397	Jun-07	1980	12 & 40
Office	Baton Rouge, LA		6,045	1,252	10,244	11,496	2,096	May-07	1997	6 & 40
Office	Foxboro, MA		8,559	2,231	25,653	27,884	9,152	Dec-04	1982	16 & 40
Office	Southfield, MI	(5)	—	—	12,124	12,124	5,637	Jul-04	1963/1965	7, 16 & 40
Office	Bridgeton, MO	(5)	—	1,853	4,469	6,322	628	Dec-06	1980	40
Office	Kansas City, MO		17,307	2,433	20,154	22,587	3,539	Jun-07	1980	12 & 40
Office	Cary, NC		12,581	5,342	14,866	20,208	3,857	Jun-07	1999	40
Office	Bridgewater, NJ		14,675	4,738	27,331	32,069	3,622	Dec-06	1986	40
Office	Rockaway, NJ		14,900	4,646	20,428	25,074	3,240	Dec-06	2002	40
Office	Whippany, NJ		15,349	4,063	19,711	23,774	4,155	Nov-06	2006	20 & 40
Office	Wall, NJ		25,343	8,985	26,961	35,946	8,365	Jan-04	1983	22 & 40
Office	Rochester, NY	(4)	18,063	645	25,942	26,587	3,512	Dec-06	1988	40
Office	Milford, OH	(5)	—	3,124	16,042	19,166	3,845	Jun-07	1991	6, 7 & 40
Office	Westerville, OH	(5)	—	2,085	9,265	11,350	1,534	May-07	2000	40
Office	Canonsburg, PA		9,084	1,055	10,910	11,965	2,513	May-07	1997	8 & 40
Office	Harrisburg, PA		8,388	900	10,556	11,456	5,965	Apr-05	1998	9 & 40
Office	Philadelphia, PA		45,731	13,209	52,105	65,314	19,457	Jun-05	1957	4, 5 & 40
Office	Charleston, SC		7,350	1,189	8,724	9,913	1,947	Nov-06	2006	40
Office	Florence, SC	(5)	—	3,235	12,941	16,176	3,216	May-04	1998	40
Office	Fort Mill, SC		10,113	3,601	14,494	18,095	3,294	Dec-02	2002	5 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Fort Mill, SC		19,075	1,798	25,192	26,990	9,822	Nov-04	2004	15 & 40
Office	Rock Hill, SC	(5)	—	551	4,313	4,864	72	May-11	2006	40
Office	Knoxville, TN		7,151	1,079	10,762	11,841	3,883	Mar-05	2001	14 & 40
Office	Memphis, TN		3,798	464	4,467	4,931	944	Nov-06	1888	20 & 40
Office	Memphis, TN	(1) (4)	47,320	5,291	97,032	102,323	12,635	Dec-06	1985	40
Office	Allen, TX	(5)	—	5,591	21,605	27,196	826	May-11	1981/1983	7 & 25
Office	Carrollton, TX		19,639	3,427	22,050	25,477	4,494	Jun-07	2003	8 & 40
Office	Farmers Branch, TX		18,481	3,984	27,308	31,292	5,610	Jun-07	2002	40
Office	Houston, TX		41,545	16,613	52,682	69,295	10,207	Mar-04	1976/1984	40
Office	Houston, TX		16,165	3,750	21,160	24,910	8,439	Apr-05	2000	13 & 40
Office	Houston, TX		12,131	1,500	14,581	16,081	5,317	Apr-05	2003	14 & 40
Office	Houston, TX		15,525	800	26,879	27,679	10,925	Apr-05	2000	11, 12 & 40
Office	San Antonio, TX		11,971	2,800	15,585	18,385	6,857	Apr-05	2000	11 & 40
Office	Sugar Land, TX		10,839	1,834	16,536	18,370	3,204	Mar-04	1997	40
Office	Westlake, TX		17,928	2,361	22,503	24,864	5,511	May-07	2007	5, 40
Office	Hampton, VA	(5)	—	2,333	10,454	12,787	2,790	Mar-00	1999	2.5, 5 & 40
Office	Hampton, VA		—	1,353	6,006	7,359	1,702	Nov-01	2000	10 & 40
Office	Herndon, VA	(5)	—	5,127	24,504	29,631	6,430	Dec-99	1987	9, 31, 36 & 40
Office	Herndon, VA		11,138	9,409	12,853	22,262	3,039	Jun-07	1987	40
Office	Midlothian, VA		9,725	1,100	11,919	13,019	4,268	Apr-05	2000	15 & 40
Office	Issaquah, WA	(4)	31,369	5,126	13,647	18,773	3,183	Jun-07	1987	8 & 40
Office	Issaquah, WA	(4)	—	6,268	16,058	22,326	3,660	Jun-07	1987	8 & 40
Industrial	Moody, AL		6,677	654	9,943	10,597	4,114	Feb-04	2004	15 & 40
Industrial	Orlando, FL	(5)	—	1,030	10,869	11,899	1,532	Dec-06	1981	40
Industrial	Tampa, FL	(5)	—	2,160	7,281	9,441	5,041	Jul-88	1986	9 - 40
Industrial	McDonough, GA		23,000	2,463	24,291	26,754	3,208	Dec-06	2000	40
Industrial	Dubuque, IA		9,918	2,052	8,443	10,495	1,855	Jul-03	2002	11, 12 & 40
Industrial	Rockford, IL	(4)	—	371	2,573	2,944	378	Dec-06	1998	40
Industrial	Rockford, IL	(4)	6,630	509	5,289	5,798	725	Dec-06	1992	40
Industrial	Owensboro, KY	(5)	—	819	2,439	3,258	550	Dec-06	1975	40
Industrial	North Berwick, ME		9,877	1,383	32,397	33,780	4,220	Dec-06	1965	10 & 40
Industrial	Marshall, MI	(5)	—	40	900	940	607	Aug-87	1979	12, 20 & 40
Industrial	Plymouth, MI		10,407	2,296	13,398	15,694	3,197	Jun-07	1996	40
Industrial	Temperance, MI		9,641	3,040	14,738	17,778	2,472	Jun-07	1980	40
Industrial	Olive Branch, MS	(5)	—	198	10,276	10,474	5,424	Dec-04	1989	8, 15 & 40
Industrial	Henderson, NC	(5)	—	1,488	5,953	7,441	1,507	Nov-01	1998	40
Industrial	High Point, NC	(5)	—	1,330	11,183	12,513	3,704	Jul-04	2002	18 & 40
Industrial	Lumberton, NC	(5)	—	405	12,049	12,454	1,938	Dec-06	1998	40
Industrial	Statesville, NC	(4)	13,547	891	16,696	17,587	2,891	Dec-06	1999	3 & 40
Industrial	Cincinnati, OH	(5)	—	1,009	7,007	8,016	1,062	Dec-06	1991	40
Industrial	Columbus, OH	(5)	—	1,990	10,580	12,570	1,739	Dec-06	1973	40
Industrial	Hebron, OH		—	1,063	4,271	5,334	1,072	Dec-97	2000	40
Industrial	Hebron, OH	(5)	—	1,681	7,010	8,691	1,733	Dec-01	1999	5 & 40
Industrial	Streetsboro, OH		18,733	2,441	25,092	27,533	4,093	Jun-07	2004	12, 20, 25 & 40
Industrial	Duncan, SC	(5)	—	884	8,626	9,510	1,028	Jun-07	2005	40
Industrial	Laurens, SC		14,382	5,552	20,886	26,438	3,573	Jun-07	1991	40
Industrial	Collierville, TN	(5)	—	714	2,483	3,197	626	Dec-05	2005	20 & 40
Industrial	Crossville, TN	(5)	—	545	6,999	7,544	2,100	Jan-06	1989/2006	17 & 40
Industrial	Memphis, TN	(5)	—	1,054	11,539	12,593	11,317	Feb-88	1987	8 &15
Industrial	Memphis, TN	(5)	—	1,553	12,326	13,879	1,896	Dec-06	1973	40
Industrial	Millington, TN		16,301	723	19,118	19,841	6,468	Apr-05	1997	16 & 40
Industrial	San Antonio, TX		26,499	2,482	38,535	41,017	13,840	Jul-04	2001	17 & 40
Industrial	Waxahachie, TX	(5)	—	652	13,045	13,697	7,378	Dec-03	1996/1997	10, 16 & 40
Industrial	Winchester, VA	(5)	—	3,823	12,226	16,049	2,137	Jun-07	2001	40
Retail	Sun City, AZ	(5)	—	1,207	1,377	2,584	230	Dec-06	1982	40
Retail	Manteca, CA		875	2,082	6,464	8,546	956	May-07	1993	23 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Retail	San Diego, CA		557	—	13,310	13,310	1,609	May-07	1993	23 & 40
Retail	Port Richey, FL		—	1,376	1,664	3,040	380	Dec-06	1980	40
Retail	Honolulu, HI	(5)	—	—	11,147	11,147	11,147	Dec-96	1980	5
Retail	Galesburg, IL		491	560	2,366	2,926	418	May-07	1992	12 & 40
Retail	Lawrence, IN	(5)	—	404	1,737	2,141	226	Dec-06	1983	40
Retail	Minden, LA	(5)	—	224	2,907	3,131	41	Dec-06	1982	40
Retail	Billings, MT	(5)	—	273	1,775	2,048	37	Dec-06	1981	40
Retail	Jefferson, NC	(5)	—	71	884	955	128	Dec-06	1979	40
Retail	Lexington, NC	(5)	—	832	1,429	2,261	180	Dec-06	1983	40
Retail	Thomasville, NC	(5)	—	208	561	769	8	Dec-06	1998	40
Retail	Carlsbad, NM	(5)	—	918	775	1,693	225	Dec-06	1980	40
Retail	Port Chester, NY	(5)	—	7,086	9,313	16,399	2,341	Dec-06	1982	40
Retail	Watertown, NY		822	386	5,162	5,548	816	May-07	1993	23 & 40
Retail	Canton, OH	(5)	—	884	3,534	4,418	894	Nov-01	1995	40
Retail	Franklin, OH	(5)	—	722	999	1,721	14	Dec-06	1961	40
Retail	Lorain, OH		1,238	1,893	7,024	8,917	1,041	May-07	1993	23 & 40
Retail	Lawton, OK	(5)	—	663	1,288	1,951	246	Dec-06	1984	40
Retail	Tulsa, OK	(5)	—	447	2,432	2,879	1,991	Dec-96	1981	14 & 24
Retail	Clackamas, OR	(5)	—	523	2,848	3,371	2,331	Dec-96	1981	14 & 24
Retail	Moncks Corner, SC	(5)	—	13	1,510	1,523	203	Dec-06	1982	40
Retail	Spartanburg, SC	(5)	—	833	3,334	4,167	844	Nov-01	1996	40
Retail	Chattanooga, TN	(5)	—	487	956	1,443	13	Dec-06	1982	40
Retail	Paris, TN	(5)	—	247	547	794	101	Dec-06	1982	40
Retail	Corpus Christi, TX	(5)	—	823	715	1,538	120	Dec-06	1983	40
Retail	Dallas, TX	(5)	—	861	2,362	3,223	56	Dec-06	1960	40
Retail	Fort Worth, TX	(5)	—	756	2,412	3,168	55	Dec-06	1985	40
Retail	Garland, TX	(5)	—	451	1,299	1,750	9	Dec-06	1983	40
Retail	Greenville, TX	(5)	—	562	2,743	3,305	419	Dec-06	1985	40
Retail	Victoria, TX	(5)	—	300	1,149	1,449	306	Dec-06	1981	40
Retail	Staunton, VA	(5)	—	1,028	326	1,354	67	Dec-06	1971	40
Retail	Lynnwood, WA	(5)	—	488	2,658	3,146	2,176	Dec-96	1981	14 & 24
Retail	Port Orchard, WA		—	147	94	241	13	Dec-06	1983	40
Retail	Fairlea, WV		578	501	1,985	2,486	272	May-07	1993	12 & 40
Long Term Lease - Office	Phoenix, AZ		17,231	4,666	19,966	24,632	6,500	May-00	1997	6 & 40
Long Term Lease - Office	Tempe, AZ		7,807	—	9,442	9,442	1,735	Dec-05	1998	30 & 40
Long Term Lease - Office	Lake Forest, CA	(5)	—	3,442	13,769	17,211	3,371	Mar-02	2001	40
Long Term Lease - Office	Lenexa, KS	(5)	—	6,909	29,032	35,941	5,869	July-08	2007	15 & 40
Long Term Lease - Office	Boston, MA		13,173	3,814	14,728	18,542	1,764	Mar-07	1910	40
Long Term Lease - Office	Omaha, NE		8,266	2,566	8,324	10,890	1,551	Nov-05	1995	30 & 40
Long Term Lease - Office	Las Vegas, NV	(1) (4)	32,152	12,099	53,164	65,263	6,794	Dec-06	1982	40
Long Term Lease - Office	Columbus, OH	(5)	—	433	2,773	3,206	35	Jul-11	1999/2006	40
Long Term Lease - Office	Columbus, OH	(5)	—	1,594	10,480	12,074	262	Dec-10	2005	40
Long Term Lease - Office	Carrollton, TX		12,927	1,789	18,157	19,946	5,511	Jun-04	2003	19 & 40
Long Term Lease - Office	Irving, TX		37,340	7,476	42,780	50,256	10,066	May-07	1999	6 & 40
Long Term Lease - Office	Irving, TX	(5)	—	4,889	29,695	34,584	6,403	June-07	1999	40
Long Term Lease - Industrial	Dry Ridge, KY	(4)	5,226	560	12,553	13,113	2,835	Jun-05	1988	25 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(4)	14,466	890	26,868	27,758	6,069	Jun-05	1995/2001	25 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(4)	2,732	352	4,862	5,214	1,098	Jun-05	2001	25 & 40
Long Term Lease - Industrial	Hopkinsville, KY		8,484	631	16,154	16,785	3,794	Jun-05	Various	25 & 40
Long Term Lease - Industrial	Owensboro, KY	(4)	4,605	393	11,956	12,349	2,998	Jun-05	1998/2000	25 & 40
Long Term Lease - Industrial	Shreveport, LA		19,000	860	21,840	22,700	2,616	Mar-07	2006	40
Long Term Lease - Industrial	Byhalia, MS		15,000	1,006	21,482	22,488	358	May-11	2011	40
Long Term Lease - Industrial	Shelby, NC	(5)	—	1,421	18,860	20,281	353	Jun-11	2011	11, 20 & 40
Long Term Lease - Industrial	Durham, NH	(5)	—	3,464	18,094	21,558	3,076	Jun-07	1986	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Long Term Lease - Industrial	Chillicothe, OH		—	736	9,021	9,757	111	Oct-11	1995	6, 15 & 26
Long Term Lease - Industrial	Glenwillow, OH		16,340	2,228	24,530	26,758	3,338	Dec-06	1996	40
Long Term Lease - Industrial	Bristol, PA	(5)	—	2,508	15,815	18,323	3,793	Mar-98	1982	10, 30 & 40
Long Term Lease - Retail	Edmonds, WA	(5)	—	—	3,947	3,947	550	Dec-06	1981	40
Multi-tenanted	Phoenix, AZ	(5)	—	1,831	14,892	16,723	388	Nov-01	1995/1994	5 - 40
Multi-tenanted	Long Beach, CA		—	15,016	48,001	63,017	881	Dec-06	1981	4, 9, 10 & 40
Multi-tenanted	Clinton, CT		—	—	—	—	—	Dec-06	1971	40
Multi-tenanted	Orlando, FL		9,975	3,538	9,019	12,557	2,881	Jan-07	2003	12 & 40
Multi-tenanted	Palm Beach Gardens, FL	(5)	—	3,578	18,258	21,836	5,152	May-98	1996	11 - 40
Multi-tenanted	Honolulu, HI	(5)	—	21,094	13,324	34,418	1,647	Dec-06	1917/1955/ 1960/1980	40
Multi-tenanted	Hebron, KY	(5)	—	1,615	8,125	9,740	3,213	Mar-98	1987	6, 12 & 40
Multi-tenanted	Baltimore, MD		—	37,565	150,545	188,110	30,348	Dec-06	1973	5, 10, 25 & 40
Multi-tenanted	Farmington Hills, MI		17,994	2,765	9,196	11,961	442	Jun-07	1999	2, 13 & 40
Multi-tenanted	Tulsa, OK		7,119	1,642	3,261	4,903	—	Apr-05	2000	11 & 40
Multi-tenanted	Wilsonville, OR		—	751	4,808	5,559	400	Aug-11	1980	5
Multi-tenanted	Antioch, TN		—	3,847	9,801	13,648	192	May-07	1983	5 - 40
Multi-tenanted	Johnson City, TN		—	1,214	7,978	9,192	1,059	Dec-06	1983	40
Multi-tenanted	Glen Allen, VA		19,188	2,362	29,555	31,917	8,083	Jun-07	1998	5 - 40
Construction in progress			—	—	—	4,056	—	—	—	—
Investment in real estate under construction			—	—	—	32,829	—	—	—	—

	Subtotal		1,297,649	522,039	2,646,151	3,205,075	638,368
	(1)		25,000
	(2)		34,355
	(3)		9,000
			$1,366,004	$522,039	$2,646,151	$3,205,075	$638,368

(1) - Properties are cross-collateralized for a $25,000 secured term loan at 12/31/11.
(2) - Certain equity interests are pledged as collateral.
(3) - Property is classified as a capital lease.
(4) - Properties are cross-collaterized properties.
(5) - Properties are collateral for the Company's new secured revolving credit facility and secured term loan.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Company and pre-2009 acquisition fees and expenses. The total cost basis of the Company's properties at December 31, 2011 for federal income tax purposes was approximately $3.6 billion.

	2011	2010	2009
Reconciliation of real estate owned:
Balance at the beginning of year	$3,374,844	$3,552,806	$3,756,188
Additions in real estate under construction, net	21,571	11,258	—
Additions during year	143,382	46,994	42,818
Properties sold during year	(230,397)	(221,875)	(217,923)
Reclassified held for sale properties	—	(9,381)	—
Properties impaired during the year	(103,727)	(3,327)	(27,271)
Translation adjustment on foreign currency	—	(1,432)	467
Other reclassifications	(598)	(199)	(1,473)
Balance at end of year	$3,205,075	$3,374,844	$3,552,806

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$601,239	$537,406	$461,661
Depreciation and amortization expense	114,247	115,553	113,828
Accumulated depreciation and amortization of properties sold, impaired and held for sale during year	(76,939)	(51,478)	(36,749)
Translation adjustment on foreign currency	—	(242)	89
Other reclassifications	(179)	—	(1,423)
Balance at end of year	$638,368	$601,239	$537,406

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report was made under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer who are our Principal Executive Officer and our Principal Financial/Accounting Officer, respectively. Based upon this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting, which appears on page 55 of this Annual Report, is incorporated herein by reference.

Attestation Report of our Independent Registered Public Accounting Firm

The Report of our Independent Registered Public Accounting Firm constituting the Attestation Report of our Independent Registered Public Accounting Firm, which appears on page 57 of this Annual Report, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 66
Mr. Roskind, our Chairman since March 2008, previously served as Co-Vice Chairman from December 2006 to March 2008, Chairman from October 1993 to December 2006 and Co-Chief Executive Officer from October 1993 to January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts and as a member of the Board of Directors of Consonant REIT Advisors, the external advisor to Invincible Investment Corporation, a Japanese real estate investment trust listed on the Tokyo Stock Exchange.

Richard J. Rouse Age 66
Mr. Rouse, our Vice Chairman since March 2008 and our Chief Investment Officer since January 2003, previously served as one of our trustees from October 1993 to May 2010, our Co-Vice Chairman from December 2006 to March 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 47
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 48
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

Paul R. Wood Age 51
Mr. Wood served as our Chief Accounting Officer from October 1993 to December 2010, and has served as one of our Vice Presidents and our Secretary since 1993 and our Chief Tax Compliance Officer since January 2011.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers will be in our Definitive Proxy Statement for our 2012 Annual Meeting of Shareholders, which we refer to as our Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 17 to the Consolidated Financial Statements beginning on page 87 of this Annual Report.

Item 14. Principal Accounting Fees and Services

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference.

Item 15. Exhibits, Financial Statement Schedules

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

4.7	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.8	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on January 2, 2009 (the “01/02/09 8-K”))(1)

4.9	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2009)(1)

4.10	—
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

10.5	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010)(1, 4)
10.6	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 24, 2010)(1, 4)
10.7	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1,4)
10.8	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1, 4)
10.9	—	Form of 2011 Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2012 (the "01/06/12 8-K")(1,4)
10.10	—	Employment Agreement, dated as of January 15, 2012, between the Company and E. Robert Roskind (2,4)
10.11	—	Employment Agreement, dated as of January 15, 2012, between the Company and T. Wilson Eglin (2,4)
10.12	—	Employment Agreement, dated as of January 15, 2012, between the Company and Richard J. Rouse (2,4)

10.13	—	Employment Agreement, dated as of January 15, 2012, between the Company and Patrick Carroll (2,4)
10.14	—	Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (2,4)
10.15	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.16	—
Amended and Restated Credit Agreement, dated as of January 13, 2012 among the Company, LCIF and LCIF II as borrowers, certain subsidiaries of the Company, as guarantors, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 17, 2012 (the "01/17/12 8-K"))(1)

10.17	—
Term Loan Agreement, dated as of January 13, 2012 among the Company, LCIF and LCIF II, as borrowers, certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 01/17/12 8-K)(1)

10.18	—
Intercreditor Agreement, dated as of January 13, 2012, among the Company, LCIF, LCIF II, the other grantors party thereto, KeyBank, National Association, and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the 01/17/12 8-K)(1)

10.19	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4)(1)
10.20	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.21	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.22	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.23	—
Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)

10.24	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.25	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.26	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.27	—
Registration Rights Agreement, dated as of January 29, 2007, among the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.28	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.29	—
Second Amendment and Restated Limited Partnership Agreement of Net Lease Strategic Assets fund L.P. (“NLSAF”), dated as of February 20, 2008, among LMLP GP LLC, the Company (as successor by merger) Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008)(1)

10.30	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.31	—	Funding Agreement dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to Company’s Current Report on Form 8-K filed on July 24, 2006)(1)
12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (2)
14.1	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (2)

23.1	—	Consent of KPMG LLP (2)
23.2	—	Consent of Pricewaterhouse Coopers LLP (2)
23.3	—	Consent of KPMG (2)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
99.1	—	Financial statements and related financial statement schedule of Net Lease Strategic Assets Fund L.P. (2)
99.2	—	Financial statements and related financial statement schedule of Lex-Win Concord LLC (2)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)
(1)    Incorporated by reference.
(2)    Filed herewith.
(3)    Furnished herewith.
(4)    Management contract or compensatory plan or arrangement.

(5)
The XBRL related information in this Annual Report, Exhibit 101, is not deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and is not part of any registration statement to which it may relate, and is not incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Dated: February 28, 2012	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints T. Wilson Eglin and Patrick Carroll, and each of them severally, his true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully for all intents and purposes as he might or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman

/s/ Richard J. Rouse Richard J. Rouse	Vice Chairman and Chief Investment Officer

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Treasurer and Executive Vice President

/s/ Paul R. Wood Paul R. Wood	Vice President, Chief Tax Compliance Officer and Secretary

/s/ Clifford Broser Clifford Broser	Trustee

/s/ Harold First Harold First	Trustee

/s/ Richard S. Frary Richard S. Frary	Trustee

/s/ James Grosfeld James Grosfeld	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee
Each dated: February 28, 2012