Form 10-Q
period 2012-03-31
LEXINGTON REALTY TRUST
filed 2012-05-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012.
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

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (Do not check if a smaller reporting company) ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 155,692,836 common shares of beneficial interest, par value $0.0001 per share, as of May 3, 2012.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2012 (unaudited) and December 31, 2011
(In thousands, except share and per share data)

	2012	2011
Assets:
Real estate, at cost	$3,182,741	$3,172,246
Investments in real estate under construction	40,311	34,529
Less: accumulated depreciation and amortization	665,723	638,368
	2,557,329	2,568,407
Intangible assets, net	170,121	178,569
Cash and cash equivalents	49,884	63,711
Restricted cash	22,245	30,657
Investment in and advances to non-consolidated entities	94,575	90,558
Deferred expenses, net	50,370	43,966
Loans receivable, net	66,132	66,619
Rent receivable – current	6,799	7,271
Other assets	29,065	28,290
Total assets	$3,046,520	$3,078,048
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,417,341	$1,366,004
Exchangeable notes payable	—	62,102
Convertible notes payable	105,633	105,149
Trust preferred securities	129,120	129,120
Dividends payable	25,304	25,273
Accounts payable and other liabilities	45,589	53,058
Accrued interest payable	8,623	13,019
Deferred revenue - including below market leases, net	86,759	90,349
Prepaid rent	25,245	12,543
Total liabilities	1,843,614	1,856,617

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $68,522; 2,740,874 shares issued and outstanding	66,193	66,193
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and $98,510; and 1,935,400 and 1,970,200 shares issued and outstanding in 2012 and 2011, respectively	94,016	95,706
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 155,419,094 and 154,938,351 shares issued and outstanding in 2012 and 2011, respectively	16	15
Additional paid-in-capital	2,013,968	2,010,850
Accumulated distributions in excess of net income	(1,182,838)	(1,161,402)
Accumulated other comprehensive income	1,882	1,938
Total shareholders’ equity	1,143,011	1,163,074
Noncontrolling interests	59,895	58,357
Total equity	1,202,906	1,221,431
Total liabilities and equity	$3,046,520	$3,078,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three months ended March 31, 2012 and 2011
(Unaudited and in thousands, except share and per share data)

	2012	2011
Gross revenues:
Rental	$74,567	$71,863
Advisory and incentive fees	323	296
Tenant reimbursements	7,845	8,316
Total gross revenues	82,735	80,475
Expense applicable to revenues:
Depreciation and amortization	(39,111)	(38,407)
Property operating	(15,048)	(16,048)
General and administrative	(5,387)	(5,445)
Non-operating income	2,621	2,901
Interest and amortization expense	(24,727)	(26,922)
Debt satisfaction gains (charges), net	(1,649)	19
Change in value of forward equity commitment	—	5,993
Income (loss) before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(566)	2,566
Benefit (provision) for income taxes	(186)	1,533
Equity in earnings of non-consolidated entities	7,393	3,999
Income from continuing operations	6,641	8,098
Discontinued operations:
Income (loss) from discontinued operations	(330)	1,191
Provision for income taxes	—	(11)
Debt satisfaction gains (charges), net	1,728	(603)
Gains on sales of properties	—	4,899
Impairment charges	(2,561)	(29,567)
Total discontinued operations	(1,163)	(24,091)
Net income (loss)	5,478	(15,993)
Less net income attributable to noncontrolling interests	(1,867)	(1,446)
Net income (loss) attributable to Lexington Realty Trust shareholders	3,611	(17,439)
Dividends attributable to preferred shares – Series B	(1,379)	(1,590)
Dividends attributable to preferred shares – Series C	(1,572)	(1,690)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)
Dividends attributable to non-vested common shares	(150)	(79)
Redemption discount – Series C	229	86
Net loss attributable to common shareholders	$(2,187)	$(23,638)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.00	$0.00
Loss from discontinued operations	(0.01)	(0.16)
Net loss attributable to common shareholders	$(0.01)	$(0.16)
Weighted-average common shares outstanding – basic	154,149,034	146,175,508
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.00	$(0.04)
Loss from discontinued operations	(0.01)	(0.17)
Net loss attributable to common shareholders	$(0.01)	$(0.21)
Weighted-average common shares outstanding – diluted	154,149,034	142,631,289
Amounts attributable to common shareholders:
Loss from continuing operations	$(1,024)	$243
Loss from discontinued operations	(1,163)	(23,881)
Net loss attributable to common shareholders	$(2,187)	$(23,638)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three months ended March 31, 2012 and 2011
(Unaudited and in thousands)

	2012	2011
Net income (loss)	$5,478	$(15,993)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(56)	632
Other comprehensive income (loss)	(56)	632
Comprehensive income (loss)	5,422	(15,361)
Comprehensive income attributable to noncontrolling interests	(1,867)	(1,446)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$3,555	$(16,807)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
Three months ended March 31, 2012 and 2011
(Unaudited and in thousands)

Three Months ended March 31, 2012		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,221,431	$311,673	$15	$2,010,850	$(1,161,402)	$1,938	$58,357
Repurchase of preferred shares	(1,461)	(1,690)	—	—	229	—	—
Issuance of common shares and deferred compensation amortization, net	3,119	—	1	3,118	—	—	—
Contributions from noncontrolling interests	889	—	—	—	—	—	889
Dividends/distributions	(26,494)	—	—	—	(25,276)	—	(1,218)
Net income	5,478	—	—	—	3,611	—	1,867
Other comprehensive loss	(56)	—	—	—	—	(56)	—
Balance March 31, 2012	$1,202,906	$309,983	$16	$2,013,968	$(1,182,838)	$1,882	$59,895

Three Months ended March 31, 2011		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,356,129	$327,867	$15	$1,937,942	$(985,562)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	343	—	—	(343)
Repurchase of preferred shares	(657)	(743)	—	—	86	—	—
Issuance of common shares and deferred compensation amortization, net	2,831	—	—	2,831	—	—	—
Dividends/distributions	(24,642)	—	—	—	(23,120)	—	(1,522)
Net income (loss)	(15,993)	—	—	—	(17,439)	—	1,446
Other comprehensive income	632	—	—	—	—	632	—
Balance March 31, 2011	$1,318,300	$327,124	$15	$1,941,116	$(1,026,035)	$526	$75,554

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2012 and 2011
(Unaudited and in thousands)

	2012	2011
Net cash provided by operating activities:	$43,798	$39,394
Cash flows from investing activities:
Investment in real estate, including intangible assets	(29,172)	(14,162)
Net proceeds from sale of properties	2,357	74,508
Principal payments received on loans receivable	1,444	2,569
Investment in loans receivable	—	(558)
Increase in deferred leasing costs	(2,644)	(3,827)
Change in escrow deposits and restricted cash	5,006	(4,579)
Real estate deposits	(225)	(246)
Net cash provided by (used in) investing activities	(23,234)	53,705
Cash flows from financing activities:
Dividends to common and preferred shareholders	(25,244)	(23,071)
Repurchase of exchangeable notes	(62,150)	—
Principal amortization payments	(15,049)	(15,130)
Principal payments on debt, excluding normal amortization	(115,712)	(27,498)
Change in revolving credit facility borrowing, net	20,000	—
Proceeds from term loan	161,000	—
Increase in deferred financing costs	(4,091)	(3,930)
Proceeds of mortgages and notes payable	6,500	—
Cash distributions to noncontrolling interests	(1,218)	(1,522)
Contributions from noncontrolling interests	889	—
Repurchase of preferred shares	(1,461)	(657)
Receipts on forward equity commitment, net	—	428
Exercise of employee common share options	—	495
Issuance of common shares, net	2,145	2,070
Net cash used in financing activities	(34,391)	(68,815)
Change in cash and cash equivalents	(13,827)	24,284
Cash and cash equivalents, at beginning of period	63,711	52,644
Cash and cash equivalents, at end of period	$49,884	$76,928

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(1)	The Company and Financial Statement Presentation
Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, manages and provides financing for a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties, including build-to-suit transactions. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of March 31, 2012, the Company had equity interests in approximately 185 consolidated properties in 39 states. The real properties in which the Company has an equity interest are generally subject to net-leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company's property owner subsidiary is responsible for certain or all operating expenses.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”), (3) a wholly-owned TRS, or (4) investments in joint ventures. Property owner subsidiaries are landlords under leases and/or borrowers under loan agreements and lender subsidiaries are lenders under loan agreements, but in all cases are separate and distinct legal entities.
Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates its wholly-owned subsidiaries, partnerships and joint ventures which it controls (1) through voting rights or similar rights or (2) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under appropriate GAAP.
These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2012 and 2011, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012 (the "Annual Report").
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures ("Topic 820"), as amended, to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The Company has formally elected to apply the portfolio exception within Topic 820 with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.

Reclassifications. Certain amounts included in the 2011 unaudited condensed consolidated financial statements have been reclassified to conform to the 2012 presentation.

(2)	Earnings Per Share
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2012 and 2011:

	2012	2011
BASIC
Income (loss) from continuing operations attributable to common shareholders	$(1,024)	$243
Loss from discontinued operations attributable to common shareholders	(1,163)	(23,881)
Net loss attributable to common shareholders	$(2,187)	$(23,638)
Weighted-average number of common shares outstanding	154,149,034	146,175,508
Income (loss) per common share:
Income (loss) from continuing operations	$0.00	$0.00
Loss from discontinued operations	(0.01)	(0.16)
Net loss attributable to common shareholders	$(0.01)	$(0.16)
DILUTED
Income (loss) from continuing operations attributable to common shareholders	$(1,024)	$243
Deduct change in value of forward equity commitment	—	(5,993)
Loss from continuing operations attributable to common shareholders	(1,024)	(5,750)
Loss from discontinued operations attributable to common shareholders	(1,163)	(23,881)
Net loss attributable to common shareholders	$(2,187)	$(29,631)
Weighted-average number of common shares outstanding – basic	154,149,034	146,175,508
Forward equity commitment settlement	—	(3,544,219)
Weighted-average number of common shares outstanding – diluted	154,149,034	142,631,289
Loss per common share:
Loss from continuing operations	$0.00	$(0.04)
Loss from discontinued operations	(0.01)	(0.17)
Net loss attributable to common shareholders	$(0.01)	$(0.21)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.
During the three months ended March 31, 2012 and 2011, the Company repurchased and retired 34,800 and 15,296 shares, respectively, of Series C Cumulative Convertible Preferred Stock at an aggregate discount of $229 and $86, respectively, to the historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. Accordingly, net income (loss) was adjusted to arrive at net loss attributable to common shareholders.

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following build-to-suit transactions during the first quarter of 2012:

							Lease Intangibles
Property Type	Location	Acquisition/Consolidation Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value	Tenant Relationships Value
Office	Huntington, WV	January 2012	$12,558	11/2026	$1,368	$9,527	$1,405	$258
Office	Florence, SC	February 2012	$5,094	02/2024	$774	$3,629	$505	$186
			$17,652		$2,142	$13,156	$1,910	$444

The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into acquisition, development and construction arrangements whereby the lender subsidiaries agreed to lend funds to construct build-to-suit properties and the property owner subsidiaries agree to purchase the properties upon completion of construction and commencement of a tenant lease. In addition, the Company may (1) hire developers to construct properties, which will be leased to single-tenants upon completion, (2) fund the construction of a property directly to a single-tenant through a provision in the lease agreement or (3) enter into a purchase and sale agreement to acquire a single-tenant build-to-suit property upon completion from a developer. As of March 31, 2012, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution (million)	Estimated Purchase Price/Completion Cost (million)	Lease Term (Years)	Estimated Completion Date
Saint Joseph, MO(1)	Office	99,000	$18.0	$18.0	15	2Q 12
Shreveport, LA(1)	Industrial	257,000	$2.5	$13.1	10	2Q 12
Long Island City, NY(2)	Industrial	143,000	$46.7	$55.5	15	1Q 13
Jessup, PA	Office	150,000	$20.8	$20.8	15	3Q 12
Eugene, OR	Office	80,000	$17.6	$17.6	15	1Q 13
Valdosta, GA	Retail	52,000	$8.8	$8.8	15	3Q 12
Denver, CO	Office	163,000	$37.6	$37.6	15	2Q 13
		944,000	$152.0	$171.4
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

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of March 31, 2012, the Company's aggregate investment in development arrangements is $40,311 and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(4)	Sales of Real Estate and Discontinued Operations
During the three months ended March 31, 2012, the Company disposed of its interest in one property to an unrelated third party for a gross disposition price of $2,500. In addition, the Company transferred a property to the lender in satisfaction of the $7,119 non-recourse mortgage loan and recognized a net gain on debt satisfaction of $1,728. During the three months ended March 31, 2011, the Company sold its interests in six properties to unrelated third parties for an aggregate gross disposition price of $108,875, which includes the assumption of $28,648 of non-recourse mortgage debt and seller financing of $3,003. The Company recognized aggregate gains on sales of properties of $4,899 and debt satisfaction charges of $603 during the three months ended March 31, 2011. As of March 31, 2012, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three months ended March 31,
	2012	2011
Total gross revenues	$—	$4,256
Pre-tax loss, including gains on sale	$(1,163)	$(24,080)

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three months ended March 31, 2012 and 2011, the Company recognized $2,561 and $29,567, respectively, of impairment charges in discontinued operations, relating to real estate assets that were sold or were anticipated to be sold below their carrying value.

(5)	Loans Receivable

As of March 31, 2012 and December 31, 2011, the Company's loans receivable, including accrued interest and net of origination fees are comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $66,132 and $66,619, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 20.0% and mature at various dates between 2012 and 2022.
During the first quarter of 2011, the Company, through a lender subsidiary, loaned $3,003 to the buyer in connection with the sale for $3,650 of a vacant industrial property. The loan is secured by the property, bears interest at 7.8% and matures in January 2013. The loan is currently in default and the Company is in negotiations with the borrower.
During 2011 and 2010, the Company, through a lender subsidiary, made a mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which had an outstanding balance of $22,341 at March 31, 2012 and currently bears interest at 20%. This mortgage loan had a maturity date of January 15, 2012 but could have been extended one additional year by the borrower for a 50 basis point fee. The property is net-leased from January 1, 2011 through December 31, 2022 for an average annual rent of $3,968. The lender subsidiary may be obligated to lend an additional $12,199 for tenant improvement costs. The borrower defaulted on the loan causing the applicable interest rate to increase from 15% to 20% per annum. The tenant of the property has brought an action against the borrower and our lender subsidiary claiming the additional tenant improvement cost. The Company believes the office building has an estimated fair value in excess of the Company's investment and the Company has initiated foreclosure proceedings.
During 2010, the Company, through a lender subsidiary, made a $17,000 mezzanine loan to entities which, collectively, owned five medical facilities. The mezzanine loan (1) was guaranteed by a parent entity and principal, (2) was principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (3) matured in December 2011 and (4) required payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, and the balance of $9,500 in December 2011.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The Company has two types of financing receivables: loans receivable and a capitalized financing lease. The Company determined that its financing receivables operate within one portfolio segment as they are within the same industry and use the same impairment methodology. The Company's loans receivable are secured by commercial real estate assets and the capitalized financing lease is for a commercial office property located in Greenville, South Carolina. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of March 31, 2012, the financing receivables, other than the loans discussed above, were performing as anticipated and there were no significant delinquent amounts outstanding.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of March 31, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$701	$—	$701	$—
Interest rate swap liability	$(318)	$—	$(318)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(3,236)	$—	$(3,236)	$—
Impaired real estate assets*	$133,220	$—	$—	$133,220
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$66,132	$56,275	$66,619	$54,179

Liabilities
Debt	$1,652,094	$1,545,075	$1,662,375	$1,533,205
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2012 and December 31, 2011, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps is not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

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
The Company estimates the fair values of its loans receivable by using an estimated discounted cash flow analysis using Level 3 inputs consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use and/or the estimated value of the underlying collateral. The fair value of the Company's debt is estimated by using a discounted cash flow analysis using Level 3 inputs, based upon estimates of market interest rates.
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

(7)	Investment in and Advances to Non-Consolidated Entities
Pemlex LLC. In April 2011, the Company made a $14,180 noncontrolling, preferred equity investment in a joint venture, Pemlex LLC, formed to acquire a 210,000 square foot office property in Aurora, Illinois. The property was purchased by a consolidated subsidiary of the joint venture for a gross purchase price of $15,900. The property is net-leased to a single tenant through September 2017. The Company is entitled to a 15.0% internal rate of return, including a 9.6% current annual preferred return, on its investment, subject to available cash proceeds. At acquisition, the Company determined that Pemlex LLC was not a VIE. The Company recorded its investment under the equity method of accounting as it was not the controlling managing member of the entity. In October 2011, the Company became the managing member of Pemlex LLC and accordingly commenced consolidation.
Net Lease Strategic Assets Fund L.P. (“NLS”). NLS is a co-investment program with a subsidiary of Inland American Real Estate Trust, Inc. (“Inland”). NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company own 85% and 15%, respectively, of NLS's common equity, and the Company owns 100% of NLS's preferred equity. Inland and the Company are generally entitled to a return on/of their respective investments based upon a priority as outlined in the partnership agreement.
The following is summary historical cost basis selected balance sheet data as of March 31, 2012 and December 31, 2011 and income statement data for the three months ended March 31, 2012 and 2011 for NLS:

	March 31, 2012	December 31, 2011
Real estate, including intangibles, net	$570,572	$577,280
Cash, including restricted cash	9,894	12,319
Mortgages and notes payable	259,760	266,136
Noncontrolling preferred interest	195,895	193,522
Partners’ capital	128,664	135,565

	Three months ended March 31,
	2012	2011
Total gross revenues	$14,015	$15,686
Depreciation and amortization	(6,814)	(8,253)
Interest expense	(3,672)	(4,185)
Other expenses, net	(1,168)	(986)
Net income from continuing operations	2,361	2,262
Total discontinued operations	—	(588)
Net income	$2,361	$1,674

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

During the three months ended March 31, 2012 and 2011, the Company recognized $6,383 and $4,952, respectively, of equity in income relating to NLS based upon the hypothetical liquidation of book value method. The initial difference between the assets contributed to NLS and the fair value of the Company's initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS's assets. During the three months ended March 31, 2012 and 2011, the Company recorded earnings of $893 and $909, respectively, related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying unaudited condensed consolidated statements of operations.
The NLS partnership agreement provides each partner with a right of first offer and a buy/sell right beginning in February 2012.  Any notice exercising these rights must specify a price to sell the properties (or in the case of the buy/sell, to also buy the properties).  The other partner must elect to buy the properties (or in the case of the buy/sell, to sell the properties) at that specified price. In February 2012, the Company exercised the buy/sell right and Inland exercised the right of first offer (see note 16).

Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC ("CDH CDO"). The Company's investment in Concord and CDH CDO are valued at zero and the Company recognizes income on the cash basis. During the three months ended March 31, 2012 and 2011, the Company received aggregate distributions of $690 and $0, respectively, which were recorded as equity in earnings of non-consolidated entities (see note 16).

Other. During the first quarter of 2011, the Company recognized an other-than-temporary impairment charge on a non-consolidated joint venture acquired in the merger with Newkirk Realty Trust, Inc. due to a change in the Company's estimate of net proceeds to be received upon liquidation of the joint venture. Accordingly, the Company recognized a $1,559 impairment charge in equity in earnings of non-consolidated entities and reduced the carrying value of the investment to $719.

(8)	Mortgages and Notes Payable
On January 13, 2012, the Company procured a $215,000 secured term loan from Wells Fargo Bank, National Association ("Wells Fargo"), as agent. The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties. The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured term loan is dependent on its debt rating. The Company may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at premium for the next three years. During the first quarter of 2012, the Company entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.578% through January 2019 on the $161,000 of outstanding LIBOR-based borrowings. At March 31, 2012, the Company had $54,000 of availability under the secured term loan.

In addition, the Company refinanced its $300,000 secured revolving credit facility, which was scheduled to expire in January 2014, but could have been extended to January 2015 at the Company's option, with a new $300,000 secured revolving credit facility with KeyBank N.A. ("KeyBank"), as agent. The new revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at LIBOR plus 1.625% to 2.375% based on the Company's leverage ratio, as defined. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the new secured revolving credit facility is dependent on its debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at the Company's option. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 for a total secured revolving credit facility size of $525,000 by adding properties to the borrowing base or admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined, of the properties comprising the borrowing base. At March 31, 2012, the secured revolving credit facility had an outstanding balance of $20,000, outstanding letters of credit of $3,744 and availability of $276,256. The new revolving credit facility and the new secured term loan are subject to financial covenants which the Company was in compliance with at March 31, 2012.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.

During the first quarter of 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 142.6917 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $7.01 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events.
During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. The Company prepaid $387,850 of the notes prior to 2012 and the remaining $62,150 of notes were repurchased by the Company and satisfied in January 2012 pursuant to a holder repurchase option. This resulted in debt satisfaction charges of $44.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Principal amount of debt component	$115,000	$115,000	$—	$62,150
Unamortized discount	(9,367)	(9,851)	—	(48)
Carrying amount of debt component	$105,633	$105,149	$—	$62,102
Carrying amount of equity component	$13,134	$13,134	$—	$20,293
Effective interest rate	8.1%	8.1%	—	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	—	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$32,522	$7,907	$—	$—

	Three months ended March 31,
Statements of Operations:	2012	2011
6.00% Convertible Guaranteed Notes
Coupon interest	$1,725	$1,725
Discount amortization	484	484
	$2,209	$2,209
5.45% Exchangeable Guaranteed Notes
Coupon interest	$188	$847
Discount amortization	34	166
	$222	$1,013

During the three months ended March 31, 2012 and 2011, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction gains (charges), net of $(27) and $19, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(9)	Derivatives and Hedging Activities

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

During the three months ended March 31, 2012, the Company designated the interest-rate swap agreements with Wells Fargo as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $161,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In January 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which will be amortized into earnings through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $569 will be reclassified as an increase to interest expense.

As of March 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as a cash flow hedge of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	2	$161,000

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the repurchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Board of Trustees. The Company recognized earnings during the three months ended March 31, 2011 of $5,993 primarily relating to the increase in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011.

	As of March 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$701	—	—
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(318)	Accounts Payable and Other Liabilities	$(3,236)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2012	2011		2012	2011
Interest Rate Swaps	$(45)	$(73)	Interest expense	$(11)	$705

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative March 31,
Hedging Instruments	Income on Derivative	2012	2011
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$—	$5,993

The Company's agreements with the swap derivative counterparty contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2012, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2012 and 2011, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity:
During the three months ended March 31, 2012 and 2011, the Company issued 298,662 and 277,044 common shares, respectively, under its direct share purchase plan, raising net proceeds of approximately $2,145 and $2,084, respectively. The proceeds were used for general working capital; primarily to fund investments and retire indebtedness.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Accumulated other comprehensive income as of March 31, 2012 and December 31, 2011 represented $1,882 and $1,938, respectively, of unrealized gain on interest rate swaps, net.

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
During the three months ended March 31, 2011, 60,980 common shares were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $343. No OP units were redeemed during the three months ended March 31, 2012.
As of March 31, 2012, there were approximately 4,026,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months ended March 31,
	2012	2011
Net income (loss) attributable to Lexington Realty Trust shareholders	$3,611	$(17,439)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	—	343
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$3,611	$(17,096)

(12)	Related Party Transactions

In addition to related party transactions discussed elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and in the Annual Report, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder's status as a REIT.

(13)	Commitments and Contingencies

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
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

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

The Company filed a notice of appeal but withdrew such notice without prejudice to renew after final determination of the damages. The Company intends to appeal the court's ruling if the special referee determines there are damages.  The special referee, upon the Company's request, issued a discovery order requiring the plaintiffs to provide requested discovery materials regarding the damages. On March 28, 2011, the plaintiffs filed a motion to vacate the discovery order issued by the special referee.  On May 17, 2011, the motion to vacate was denied and discovery on the damage issue continued. On March 12 and 13, 2012, hearings on the damage issue were held before the special referee. In April 2012, the plaintiffs and defendants submitted briefs on the damage issue to the special referee.

The Company intends to continue to vigorously defend the claims for a variety of reasons, including that (1) after requiring and supporting the defense of the objections to the claims, the holders of the claims arbitrarily settled the claims for reasons based on factors other than the merits, (2) the holders of the claims voluntarily reduced the claims to participate in the preferred share rights offering and certain settlement pools that were not available to the defendants had they not sold the claims, (3) the contract language that supports the plaintiff's position was specifically negotiated out of the agreement covering the sale of the claims and (4) the plaintiffs have no damages.

Unified Government of Wyandotte County/Kansas City, Kansas v. United States General Services Administration (United States District Court for the District of Kansas-Case Number 11-2400-JTM-KMH). On April 4, 2011, one of the Company's property owner subsidiaries entered into a lease termination with Applebee's Services, Inc., pursuant to which Applebee's Services, Inc. made a lease termination payment of $19,910 in October 2011 and vacated the Lenexa, Kansas facility in November 2011. Also on April 4, 2011, the Company's property owner subsidiary entered into a ten year lease with the United States General Services Administration ("GSA") for the same facility. On April 15, 2011, an unsuccessful bidder for the GSA lease filed a protest with the United States Government Accountability Office ("GAO") protesting the award of the lease to the Company's property owner subsidiary. On July 22, 2011, after a full briefing of the protest, the GAO denied the protest. However, prior to the GAO ruling on July 19, 2011, the Unified Government of Wyandotte County, Kansas City filed a claim against the GSA requesting, among other things, an injunction against the award of the ten year lease. On March 21, 2012, the District Court issued a memorandum opinion transferring the case to the United States Court of Federal Claims. The Company has intervened and is monitoring this claim; however, the Company does not anticipate any impact to its financial position or results of operations from this claim.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(14)	Benefit Plans

The Company recognizes compensation expense relating to options issued under the Company's equity award plan over an average of 5.0 years for the options issued in 2010 and 3.6 years for the options issued in 2008. The Company recognized $346 in compensation expense during each of the three months ended March 31, 2012 and 2011, and has unrecognized compensation costs of $3,409 relating to the outstanding options as of March 31, 2012.

During the three months ended March 31, 2012 and 2011, the Company recognized $750 and $472, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(15)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2012 and 2011, the Company paid $28,514 and $31,989, respectively, for interest and $281 and $137, respectively, for income taxes.

(16)	Subsequent Events

Subsequent to March 31, 2012 and in addition to disclosures elsewhere in the financial statements, the Company:

•	contracted to lend up to $8,000 to fund the construction of a 52,000 square foot charter school in Homestead, Florida;

•	acquired an industrial property for $23,000. The property encompasses 152 acres abutting a Union Pacific Railroad Line in Missouri City, Texas and is net-leased for a 20-year term;

•	borrowed $30,000 on the secured revolving credit facility;

•
delivered a notice of redemption to the holders of its outstanding 8.05% Series B Cumulative Redeemable Preferred Stock to redeem all outstanding shares on May 31, 2012 for $25.00 per share plus all accrued and unpaid dividends, for an aggregate redemption cost of $69,441;

•
entered into an agreement with Inland to, on October 1, 2012, either (1) sell its interest in NLS to Inland for a $219,838, 7.07% non-recourse promissory note which matures December 21, 2012 or (2) purchase Inland's interest in NLS for $14,374 cash. The sale and/or purchase price amounts will be reduced by distributions received by each respective partner through October 1, 2012. Inland must deliver a written response by September 17, 2012 of its intention to either buy the Company's interest in NLS or sell its interest in NLS to the Company. If no notice is delivered by September 17, 2012, Inland will have been deemed to have irrevocably agreed to sell its interest in NLS to the Company;

•
sold all of its interest in Concord and CDH CDO for $7,000 cash. The sale of Concord and CDH CDO will eliminate the Company's only source of excess inclusion income, which is generally required to be treated as "unrelated business taxable income" or UBTI, by tax-exempt organizations; and

•
formed a joint venture, in which the Company has a 15% interest, which acquired the 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27,750. The acquisition was partially funded by a $15,260 non-recourse mortgage with a 4.7% interest rate and maturity date in May 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, or this Quarterly Report.
Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2012 and 2011, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. Historical results may not be indicative of future performance.
This Quarterly Report, together with other statements and information publicly disseminated by us contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements and include, but are not limited to, those discussed under the headings “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports filed with the SEC, including risks related to: (1) changes in general business and economic conditions, (2) competition, (3) increases in real estate construction costs, (4) changes in interest rates, (5) impairment charges on our assets or (6) changes in accessibility of debt and equity capital markets. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, except to the extent required by law. Accordingly, there is no assurance that our expectations will be realized.
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
As of March 31, 2012, we had equity ownership interests in approximately 185 consolidated real estate properties, located in 39 states and encompassing approximately 35.9 million square feet, approximately 97.2% of which was leased. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, energy, technology, consumer products and automotive.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments, (2) re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.
Business Strategy. We continue to implement strategies which we believe strengthen our balance sheet. We believe we have strengthened our balance sheet primarily by (1) repurchasing and retiring our debt and senior securities or by extending their maturity date, (2) financing properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt, (3) issuing equity when market conditions are favorable and (4) selling non-core and underperforming assets. We have used proceeds from non-core property sales and issuances of common shares to repurchase or retire our debt and acquire core single-tenant commercial properties.
Our core assets consist of general purpose, net-leased commercial assets, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as schools. A component of our business strategy includes disposing of these other asset types with sufficient remaining lease term to mitigate potential residual value risk. We have seen demand for build-to-suit transactions involving both charter and private schools and we are exploring these transactions.

When opportunities arise, we make investments in single-tenant commercial assets, which we believe will generate favorable returns. We grow our portfolio primarily by (1) providing capital to corporations by buying properties through subsidiaries and leasing them back to the sellers under net-leases, (2) acquiring properties through subsidiaries already subject to net-leases, (3) through subsidiaries making mortgage and mezzanine loans generally secured by single tenant buildings and (4) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for corporate users.

Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady growth while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we endeavor to stay focused on enhancing operating results, improving portfolio quality, mitigating risks relating to interest rates and the real estate cycle and implementing strategies where our management skills and real estate expertise can add value. We believe that our business strategy will continue to improve our liquidity, strengthen our overall balance sheet and generate cash flow.

First Quarter 2012 Transaction Summary

The following summarizes our significant transactions during the three months ended March 31, 2012.

Investments.

-
We acquired, through a property owner subsidiary, a build-to-suit office property in Huntington, West Virginia for a capitalized cost of $12.6 million of which $6.5 million was financed via a 4.2%, five-year non-recourse mortgage. The property is net-leased for a 15-year term.

-	We, through a property owner subsidiary, completed an office property in Florence, South Carolina for a project cost of $5.1 million. The property is net-leased for a 12-year term.

-	We contracted, through property owner subsidiaries, to develop two properties for a total project cost of $46.4 million. Upon completion, the properties will be net-leased for 15-year terms.

Dispositions.

-
We disposed of our interest in a vacant office property in Wilsonville, Oregon to an unaffiliated third party for a gross sales price of $2.5 million. In addition, we transferred a vacant office property in Tulsa, Oklahoma to the lender in satisfaction of the $7.1 million outstanding non-recourse mortgage loan.

Leasing.

-	We, through property owner subsidiaries, entered into 21 new leases and lease extensions encompassing approximately 3.0 million square feet.
Debt.

-
We procured a $215.0 million secured seven-year term loan facility and refinanced our $300.0 million secured revolving facility. We used proceeds from these loans primarily to satisfy indebtedness, including the $60.6 million of term loans scheduled to mature in 2013 and the remaining $62.2 million of 5.45% Exchangeable Guaranteed Notes.

-	We, through our property owner subsidiaries, satisfied $54.6 million of non-recourse mortgage debt on four properties which had a weighted-average interest rate of 5.35%.

Subsequent to Quarter End Highlights

-	We, through a property owner subsidiary, contracted to lend up to $8.0 million to fund the construction of a 52,000 square foot charter school in Homestead, Florida.

-
We, through a property owner subsidiary, acquired an industrial property for $23.0 million. The property encompasses 152 acres abutting a Union Pacific Railroad Line in Missouri City, Texas and is net-leased for a 20-year term.

-	We borrowed $30.0 million on our secured revolving credit facility.

-
We entered into an agreement with Inland American (Net Lease) Sub, LLC, which we refer to as Inland, to, on October 1, 2012, either (1) sell our interest in Net Lease Strategic Assets Fund LP, which we refer to as NLS, to Inland for a $219.8 million, 7.07% non-recourse promissory note which matures December 21, 2012 or (2) purchase Inland's interest in NLS for $14.4 million cash. The sale and/or purchase price amounts will be reduced by distributions received by each respective partner through October 1, 2012. Inland must deliver written response by September 17, 2012 of its intention to either buy our interest in NLS or sell its interest in NLS to us. If no notice is delivered by September 17, 2012, Inland will have been deemed to have irrevocably agreed to sell its interest.

-
We delivered a notice of redemption to the holders of our outstanding 8.05% Series B Cumulative Redeemable Preferred Stock to redeem all outstanding shares on May 31, 2012 for $25.00 per share plus all accrued and unpaid dividends, for an aggregate redemption cost of $69.4 million.

-
We sold all of our interest in Concord Debt Holdings LLC, which we refer to as Concord, and CDH CDO LLC, which we refer to as CDH CDO, for $7.0 million cash. The sale of Concord and CDH CDO will eliminate the Company's only source of excess inclusion income, which is generally required to be treated as "unrelated business taxable income", or UBTI, by tax-exempt organizations.

-
We, through a wholly-owned subsidiary, formed a joint venture, in which we have a 15% interest, which acquired the 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27.8 million. The acquisition was partially funded by a $15.3 million non-recourse mortgage with a 4.7% interest rate and maturity date in May 2017.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, which we refer to as GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

Liquidity and Capital Resources

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our secured term and credit facilities, capital recycling proceeds, issuances of equity, mortgage proceeds, as well as other alternatives, will provide the necessary capital required by our business.

We finance our balance sheet with both property specific non-recourse mortgage debt, as well as corporate level debt. At March 31, 2012, we had $93.4 million and $234.9 million of property specific non-recourse mortgage debt maturing in 2012 and 2013, respectively. We believe we have sufficient sources of liquidity at March 31, 2012 to meet these obligations through cash on hand ($49.9 million), capacity on our term loan facility ($54.0 million), borrowing capacity on our revolving credit facility ($276.3 million), which expires in 2015, but can be extended by us to 2016, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may. In January 2012, one of our property owner subsidiaries transferred a vacant office property in Tulsa, Oklahoma to the lender in satisfaction of the $7.1 million outstanding non-recourse mortgage loan.

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $43.8 million for the three months ended March 31, 2012 from $39.4 million for the three months ended March 31, 2011. The increase is primarily related to acquisitions and a decrease in interest payments due to deleveraging, offset by the sales of properties during 2011. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants' leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash provided by (used in) investing activities totaled $(23.2) million and $53.7 million during the three months ended March 31, 2012 and 2011, respectively. Cash used in investing activities related primarily to investments in real estate, increases in leasing costs, escrow deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties, release of escrow deposits and restricted cash, and principal receipts on loans receivable. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.
Net cash used in financing activities totaled $34.4 million and $68.8 million during the three months ended March 31, 2012 and 2011, respectively. Cash provided by financing activities related primarily to proceeds from our secured term loan and line of credit advances, proceeds of mortgages and notes payable, contributions from noncontrolling interests, and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments and preferred shares, principal payments on debt, increase in deferred financing costs and debt amortization payments.
Dividends. Dividends paid to our common and preferred shareholders increased to $25.2 million in the three months ended March 31, 2012, compared to $23.1 million in the three months ended March 31, 2011. We increased our quarterly common dividend paid in 2012 to $0.125 per common share compared to $0.115 per common share per quarter paid in 2011.
UPREIT Structure. As of March 31, 2012, there were approximately 4.0 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $40.8 million based on the closing price of $8.99 per common share on March 30, 2012 and a redemption factor of approximately 1.13.
Financings. On January 13, 2012, we procured a $215.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties.  The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured term loan will be dependent on our debt rating. We may not prepay any outstanding borrowings under the secured term loan through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at a premium for the next three years.
Also on January 13, 2012, we refinanced our $300.0 million secured revolving credit facility procured in January 2011, which was scheduled to expire in January 2014, but could have been extended to January 2015 at our option, with a new $300.0 million secured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. The new secured revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at LIBOR plus 1.625% to 2.375% based on our leverage ratio, as defined. Upon the date when we obtain an investment grade credit rating from at least two of Standard & Poor's, Moody's and Fitch, the interest rate under the secured revolving credit facility will be dependent on our debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at our option. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million for a total secured revolving credit facility size of $525.0 million by adding properties to the borrowing base and admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined, of the properties comprising the borrowing base.
We expect to use the new secured term loan to refinance certain indebtedness, the majority of which is maturing in 2012. During the first quarter of 2012, we borrowed $161.0 million under the secured term loan and $20.0 million under the secured revolving credit facility in the aggregate to primarily repay (1) $60.6 million of term loans, which were procured from KeyBank in March 2008, (2) $62.2 million outstanding principal amount of 5.45% Exchangeable Guaranteed Notes pursuant to a holder repurchase option in January 2012 and (3) $54.6 million in non-recourse property specific mortgages. In addition, we entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.578% through January 2019 on $161.0 million of secured term loan LIBOR-based debt through maturity. Accordingly, the amount outstanding under the secured new term loan bears interest at a rate of 3.83% as of the date of filing this Quarterly Report. As of March 31, 2012, we were in compliance with the financial covenants contained in the secured term loan and secured revolving credit facility agreements.

Results of Operations

Three months ended March 31, 2012 compared with three months ended March 31, 2011. The increase in total gross revenues in 2012 of $2.3 million is primarily attributable to an increase in rental revenue of $2.7 million due to acquisitions and an increase in leasing activity offset by a slight decrease in tenant reimbursements of $0.5 million.

The decrease in interest and amortization expense of $2.2 million is due to deleveraging and a decrease in interest rates.

Depreciation and amortization increased $0.7 million primarily due to the acquisition of real estate properties.

The decrease in property operating expense of $1.0 million was primarily due to expense reduction initiatives at properties.

The decrease in the change in the value of our forward equity commitment of $6.0 million was due to the settlement of the commitment in October 2011.

The increase in debt satisfaction charges, net of $1.7 million is primarily due to the satisfaction of $60.6 million term loans during the first quarter of 2012.

The decrease in the benefit (provision) for income taxes of $1.7 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our whole-owned taxable REIT subsidiary to the REIT itself during the first quarter of 2011.

The increase in equity in earnings of non-consolidated entities of $3.4 million is primarily due to a $0.7 million distribution from Concord, and a $1.4 million increase in earnings from NLS in the first quarter of 2012 coupled with a $1.6 million impairment charge in the first quarter of 2011 on an investment acquired in the 2006 merger with Newkirk Realty Trust, Inc.

Discontinued operations represent properties sold or held for sale. The decrease in total loss from discontinued operations of $22.9 million is primarily due to a decrease in impairment charges of $27.0 million and an increase in debt satisfaction gains, net of $2.3 million offset by a $1.5 million increase in loss from discontinued operations and a decrease in gains on sales of $4.9 million.

The decrease in net loss attributable to common shareholders of $21.5 million is primarily due to the items discussed above.

The increase in net income in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of March 31, 2012, we had investments in various non-consolidated entities with varying structures including our investments in NLS, Concord and CDH CDO and other real estate limited partnerships (see note 16 to the unaudited condensed consolidated financial statements). Some of the non-consolidated real estate investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender's sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified "bad boy" exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $3.7 million in outstanding letters of credit at March 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $20.0 million as of March 31, 2012, which represented 1.2% of total long-term indebtedness. There was no variable-rate indebtedness outstanding as of March 31, 2011. During the three months ended March 31, 2012 and 2011, our variable-rate indebtedness had a weighted-average interest rate of 2.6% and 3.1%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2012 and 2011 would have been increased by approximately $0.1 million and six thousand, respectively. As of March 31, 2012 and 2011, our consolidated fixed-rate debt was approximately $1.6 billion and $1.7 billion, respectively, which represented 98.8% and 100.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows is subjective and may be imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2012 and are indicative of the interest rate environment as of March 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt is $1.5 billion as of March 31, 2012.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of the date of filing this Quarterly Report, we have two interest rate swap agreements.

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

See note 13 to the unaudited condensed consolidated financial statements for a description of legal proceedings, which is incorporated herein by reference.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on February 28, 2012.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2012 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2012	—	$—	—	1,056,731
February 1 - 29, 2012	—	$—	—	1,056,731
March 1 - 31, 2012	—	$—	—	1,056,731
First quarter 2012	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007 in the original amount of 5.9 million common shares/operating partnership units.

See (i) note 2 to the unaudited condensed consolidated financial statements for a description of repurchases of shares of our Series C Cumulative Convertible Preferred Stock, (ii) note 8 to the unaudited condensed consolidated financial statements for a description of the repurchase of all outstanding 5.45% Exchangeable Guaranteed Notes, and (iii) note 16 to the unaudited condensed consolidated financial statements for a description of the notice of redemption delivered to holders of shares of our 8.05% Series B Cumulative Redeemable Stock, all of which are incorporated herein by reference.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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
Employment Agreement, dated as of January 15, 2012, between the Company and E. Robert Roskind (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 10-K")) (4)

10.11	—	Employment Agreement, dated as of January 15, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.11 to the 2011 10-K) (4)
10.12	—	Employment Agreement, dated as of January 15, 2012, between the Company and Richard J. Rouse (filed as Exhibit 10.12 to the 2011 10-K) (4)
10.13	—	Employment Agreement, dated as of January 15, 2012, between the Company and Patrick Carroll (filed as Exhibit 10.13 to the 2011 10-K) (4)
10.14	—	Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the 2011 10-K) (4)

10.15	—
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

10.30	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.31	—	Funding Agreement dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to Company’s Current Report on Form 8-K filed on July 24, 2006)(1)
10.32	—
Agreement Regarding Disposition of Property and Other Matters, dated April 27, 2012, among the Company, LMLP GP LLC, Inland American (Net Lease) Sub, LLC and NLSAF (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012)(1)

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

Lexington Realty Trust

Date:	May 7, 2012	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President

Date:	May 7, 2012	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer