Form 10-Q
period 2012-06-30
LEXINGTON REALTY TRUST
filed 2012-08-08
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012.
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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 155,985,992 common shares of beneficial interest, par value $0.0001 per share, as of August 6, 2012.

WHERE YOUR CAN FIND MORE INFORMATION:
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the SEC. You may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file information electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov. We also maintain a website at http://www.lxp.com through which you can obtain copies of documents that we file with the SEC. The contents of that website are not incorporated by reference in or otherwise a part of this Quarterly Report on Form 10-Q or any other document that we file with the SEC.

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2012 (unaudited)	December 31, 2011
Assets:
Real estate, at cost	$3,160,236	$3,172,246
Investments in real estate under construction	57,250	34,529
Less: accumulated depreciation and amortization	693,627	638,368
	2,523,859	2,568,407
Intangible assets, net	163,718	178,569
Cash and cash equivalents	50,189	63,711
Restricted cash	30,497	30,657
Investment in and advances to non-consolidated entities	96,826	90,558
Deferred expenses, net	47,454	43,966
Loans receivable, net	71,439	66,619
Rent receivable	6,972	7,271
Other assets	26,992	28,290
Total assets	$3,017,946	$3,078,048
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,263,228	$1,366,004
Credit facility borrowings	35,000	—
Term loan payable	206,000	—
Exchangeable notes payable	—	62,102
Convertible notes payable	106,118	105,149
Trust preferred securities	129,120	129,120
Dividends payable	23,987	25,273
Accounts payable and other liabilities	59,592	53,058
Accrued interest payable	11,941	13,019
Deferred revenue - including below market leases, net	85,645	90,349
Prepaid rent	16,787	12,543
Total liabilities	1,937,418	1,856,617

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $68,522; 2,740,874 shares issued and outstanding in 2011	—	66,193
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and $98,510; and 1,935,400 and 1,970,200 shares issued and outstanding in 2012 and 2011, respectively	94,016	95,706
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 155,760,185 and 154,938,351 shares issued and outstanding in 2012 and 2011, respectively	16	15
Additional paid-in-capital	2,017,563	2,010,850
Accumulated distributions in excess of net income	(1,205,562)	(1,161,402)
Accumulated other comprehensive income	(3,621)	1,938
Total shareholders’ equity	1,052,186	1,163,074
Noncontrolling interests	28,342	58,357
Total equity	1,080,528	1,221,431
Total liabilities and equity	$3,017,946	$3,078,048
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gross revenues:
Rental	$75,793	$69,983	$148,500	$139,868
Advisory and incentive fees	765	1,151	1,088	1,447
Tenant reimbursements	7,372	7,334	14,936	15,456
Total gross revenues	83,930	78,468	164,524	156,771
Expense applicable to revenues:
Depreciation and amortization	(41,950)	(40,364)	(80,258)	(78,096)
Property operating	(14,718)	(14,313)	(28,958)	(29,371)
General and administrative	(6,201)	(5,535)	(11,588)	(10,979)
Non-operating income	1,693	2,832	4,314	5,739
Interest and amortization expense	(24,316)	(26,883)	(49,043)	(53,805)
Debt satisfaction gains (charges), net	(2)	(10)	(1,651)	9
Change in value of forward equity commitment	—	(445)	—	5,548
Litigation reserve	(2,800)	—	(2,800)	—
Impairment charges	(1,348)	(30,451)	(1,348)	(30,451)
Loss before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(5,712)	(36,701)	(6,808)	(34,635)
Benefit (provision) for income taxes	(329)	(220)	(515)	1,313
Equity in earnings of non-consolidated entities	10,277	7,600	17,670	11,599
Income (loss) from continuing operations	4,236	(29,321)	10,347	(21,723)
Discontinued operations:
Income from discontinued operations	502	962	702	2,654
Provision for income taxes	(2)	(17)	(2)	(29)
Debt satisfaction gains (charges), net	—	—	1,728	(603)
Gains on sales of properties	2,671	170	2,671	5,069
Impairment charges	(1,781)	(28,751)	(4,342)	(58,318)
Total discontinued operations	1,390	(27,636)	757	(51,227)
Net income (loss)	5,626	(56,957)	11,104	(72,950)
Less net (income) loss attributable to noncontrolling interests	(1,116)	12,699	(2,983)	11,253
Net income (loss) attributable to Lexington Realty Trust shareholders	4,510	(44,258)	8,121	(61,697)
Dividends attributable to preferred shares – Series B	(919)	(1,590)	(2,298)	(3,180)
Dividends attributable to preferred shares – Series C	(1,573)	(1,690)	(3,145)	(3,380)
Dividends attributable to preferred shares – Series D	(2,925)	(2,925)	(5,851)	(5,851)
Dividends attributable to non-vested common shares	(139)	(76)	(289)	(155)
Deemed dividend – Series B	(2,346)	—	(2,346)	—
Redemption discount – Series C	—	—	229	86
Net loss attributable to common shareholders	$(3,392)	$(50,539)	$(5,579)	$(74,177)
Income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.02)	$(0.23)	$(0.04)	$(0.23)
Income (loss) from discontinued operations	—	(0.10)	—	(0.27)
Net loss attributable to common shareholders	$(0.02)	$(0.33)	$(0.04)	$(0.50)
Weighted-average common shares outstanding – basic and diluted:	154,558,380	151,526,956	154,353,707	148,866,015
Amounts attributable to common shareholders:
Loss from continuing operations	$(3,925)	$(34,490)	$(5,207)	$(34,592)
Income (loss) from discontinued operations	533	(16,049)	(372)	(39,585)
Net loss attributable to common shareholders	$(3,392)	$(50,539)	$(5,579)	$(74,177)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net income (loss)	$5,626	$(56,957)	$11,104	$(72,950)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(5,503)	144	(5,559)	776
Other comprehensive income (loss)	(5,503)	144	(5,559)	776
Comprehensive income (loss)	123	(56,813)	5,545	(72,174)
Comprehensive (income) loss attributable to noncontrolling interests	(1,116)	12,699	(2,983)	11,253
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(993)	$(44,114)	$2,562	$(60,921)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2012		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,221,431	$311,673	$15	$2,010,850	$(1,161,402)	$1,938	$58,357
Redemption of noncontrolling OP units for common shares	—	—	—	353	—	—	(353)
Repurchase of preferred shares	(70,000)	(67,883)	—	—	(2,117)	—	—
Issuance of common shares and deferred compensation amortization, net	6,361	—	1	6,360	—	—	—
Contributions from noncontrolling interests	889	—	—	—	—	—	889
Dividends/distributions	(83,698)	—	—	—	(50,164)	—	(33,534)
Net income	11,104	—	—	—	8,121	—	2,983
Other comprehensive loss	(5,559)	—	—	—	—	(5,559)	—
Balance June 30, 2012	$1,080,528	$243,790	$16	$2,017,563	$(1,205,562)	$(3,621)	$28,342

Six Months ended June 30, 2011		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,356,129	$327,867	$15	$1,937,942	$(985,562)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	1,077	—	—	(1,077)
Repurchase of preferred shares	(657)	(743)	—	—	86	—	—
Issuance of common shares and deferred compensation amortization, net	96,703	—	1	96,702	—	—	—
Dividends/distributions	(50,671)	—	—	—	(47,441)	—	(3,230)
Net loss	(72,950)	—	—	—	(61,697)	—	(11,253)
Other comprehensive income	776	—	—	—	—	776	—
Balance June 30, 2011	$1,329,330	$327,124	$16	$2,035,721	$(1,094,614)	$670	$60,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2012	2011
Net cash provided by operating activities:	$80,851	$79,432
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(23,000)	(7,395)
Investment in real estate under construction	(52,238)	(46,238)
Capital expenditures	(16,271)	(16,739)
Net proceeds from sale of properties	72,561	86,843
Principal payments received on loans receivable	1,788	3,549
Investment in loans receivable	(5,829)	(30,535)
Investments in non-consolidated entities	(1,920)	(19,940)
Distributions from non-consolidated entities in excess of accumulated earnings	—	140
Sale of interest in non-consolidated entity	7,000	—
Increase in deferred leasing costs	(3,631)	(9,246)
Change in escrow deposits and restricted cash	4,677	(3,799)
Real estate deposits	(49)	(332)
Net cash used in investing activities	(16,912)	(43,692)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(51,450)	(46,192)
Repurchase of exchangeable notes	(62,150)	—
Principal amortization payments	(19,588)	(20,072)
Principal payments on debt, excluding normal amortization	(139,283)	(61,266)
Change in revolving credit facility borrowings, net	35,000	—
Proceeds from term loan	206,000	—
Increase in deferred financing costs	(4,638)	(4,213)
Change in restricted cash	(4,498)	—
Proceeds of mortgages and notes payable	61,500	15,000
Cash distributions to noncontrolling interests	(33,534)	(3,230)
Contributions from noncontrolling interests	889	—
Repurchase of preferred shares	(70,000)	(657)
Receipts on forward equity commitment, net	—	857
Exercise of employee common share options	—	777
Issuance of common shares, net	4,291	94,761
Net cash used in financing activities	(77,461)	(24,235)
Change in cash and cash equivalents	(13,522)	11,505
Cash and cash equivalents, at beginning of period	63,711	52,644
Cash and cash equivalents, at end of period	$50,189	$64,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(1)	The Company and Financial Statement Presentation
Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, manages and provides financing for a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties, including build-to-suit transactions. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of June 30, 2012, the Company had equity interests in approximately 185 consolidated properties in 38 states. The real properties in which the Company has an equity interest are generally subject to net-leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company's property owner subsidiary is responsible for certain or all operating expenses.
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
Basis of Presentation and Consolidation. The Company's unaudited condensed consolidated financial statements are prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”). The financial statements reflect the accounts of the Company and its consolidated subsidiaries. The Company consolidates its wholly-owned subsidiaries and its partnerships and joint ventures which it controls (1) through voting rights or similar rights or (2) by means other than voting rights if the Company is the primary beneficiary of a variable interest entity ("VIE"). Entities which the Company does not control and entities which are VIEs in which the Company is not the primary beneficiary are accounted for under appropriate GAAP.
These financial statements have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2012 and 2011, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012 (the "Annual Report").
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
June 30, 2012 and 2011
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

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate, the Company reflects such loan receivable as an equity investment in real estate under construction in the unaudited condensed consolidated balance sheets. In these cases, no interest income is recorded on the loan receivable and the Company records capitalized interest during the construction period. In arrangements where the Company engages a developer to construct a property or provides funds to a tenant to develop a property, the Company will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
BASIC AND DILUTED
Loss from continuing operations attributable to common shareholders	$(3,925)	$(34,490)	$(5,207)	$(34,592)
Income (loss) from discontinued operations attributable to common shareholders	533	(16,049)	(372)	(39,585)
Net loss attributable to common shareholders	$(3,392)	$(50,539)	$(5,579)	$(74,177)
Weighted-average number of common shares outstanding	154,558,380	151,526,956	154,353,707	148,866,015
Income (loss) per common share:
Loss from continuing operations	$(0.02)	$(0.23)	$(0.04)	$(0.23)
Income (loss) from discontinued operations	—	(0.10)	—	(0.27)
Net loss attributable to common shareholders	$(0.02)	$(0.33)	$(0.04)	$(0.50)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.
During the six months ended June 30, 2012, the Company redeemed all outstanding shares of its 8.05% Series B Cumulative Redeemable Preferred Stock at par plus all accrued and unpaid dividends, for an aggregate redemption cost of $69,459. The redemption generated a $2,346 deemed dividend. Accordingly, net income was adjusted for this deemed dividend to arrive at net loss attributable to common shareholders.

During the six months ended June 30, 2012 and 2011, the Company repurchased and retired 34,800 and 15,296 shares, respectively, of its 6.50% Series C Cumulative Convertible Preferred Stock at an aggregate discount of $229 and $86, respectively, to the historical cost basis. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. Accordingly, net income (loss) was adjusted for these dividends to arrive at net loss attributable to common shareholders.

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the six months ended June 30, 2012:

							Lease Intangibles
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Lease in-place Value	Tenant Relationships Value
Office	Huntington, WV	January 2012	$12,558	11/2026	$1,368	$9,527	$1,405	$258
Office	Florence, SC	February 2012	$5,094	02/2024	$774	$3,629	$505	$186
Industrial	Missouri City, TX	April 2012	$23,000	04/2032	$14,555	$5,895	$2,135	$415
Industrial	Shreveport, LA	June 2012	$12,941	03/2022	$1,078	$10,134	$1,590	$139
			$53,593		$17,775	$29,185	$5,635	$998

The Company recognized aggregate acquisition expenses of $380 and $124 for the six months ended June 30, 2012 and 2011, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) the lender subsidiaries agree to lend funds to construct build-to-suit projects subject to a lease and the property owner subsidiaries agree to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) the property owner subsidiaries hire developers to construct built-to-suit projects on owned properties leased to single-tenants, (3) fund the construction of build-to-suit projects on owned properties pursuant to the terms in the lease agreements or (4) the property owner subsidiaries enter into a purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon their completion. As of June 30, 2012, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution (million)	Estimated Purchase Price/Completion Cost (million)	Lease Term (Years)	Estimated Completion Date
Saint Joseph, MO(1)	Office	99,000	$18.0	$18.0	15	3Q 12
Long Island City, NY(2)	Industrial	143,000	$46.7	$55.5	15	1Q 13
Jessup, PA	Office	150,000	$20.8	$20.8	15	3Q 12
Eugene, OR	Office	80,000	$17.6	$17.6	15	1Q 13
Valdosta, GA	Retail	52,000	$8.8	$8.8	15	4Q 12
Denver, CO	Office	163,000	$37.6	$37.6	15	2Q 13
		687,000	$149.5	$158.3

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(1) Acquisition, development and construction arrangement.
(2) Joint venture investment. The Company has guaranteed completion to the ground owner. The guarantee obligation was valued at $1,500 and is included in accounts payable and other liabilities in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011. In addition, the Company may loan a maximum of $4,398 to the joint venture under certain circumstances. The difference between the Company's expected contribution and the estimated completion cost represents the joint venture partner's equity.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of June 30, 2012, the Company's aggregate investment in development arrangements was $57,250, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. The Company capitalized interest of $1,046 and $717 during the six months ended June 30, 2012 and 2011, respectively, relating to build-to-suit activities.

(4)	Real Estate and Discontinued Operations
During the six months ended June 30, 2012, the Company disposed of its interest in five properties and a 6.9-acre land parcel to unrelated third parties for a gross disposition price of $74,815 and recognized an aggregate gain on sales of properties of $2,671. In addition, the Company transferred a property to the lender in satisfaction of the $7,119 non-recourse mortgage loan and recognized a net gain on debt satisfaction of $1,728. During the six months ended June 30, 2011, the Company sold its interests in 11 properties to unrelated third parties for an aggregate gross disposition price of $121,878, which includes the assumption of $28,648 of non-recourse mortgage debt and seller financing of $3,003. The Company recognized aggregate gains on sales of properties of $5,069 and debt satisfaction charges of $603 during the six months ended June 30, 2011. As of June 30, 2012, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total gross revenues	$1,731	$4,733	$3,873	$11,161
Pre-tax income (loss), including gains on sale	$1,392	$(27,619)	$759	$(51,198)

The Company assesses on a regular basis whether there are any indicators that the carrying value of real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the six months ended June 30, 2012 and 2011, the Company recognized $4,342 and $58,318, respectively, of impairment charges in discontinued operations, relating to real estate assets that were sold or were anticipated to be sold below their carrying value.

In addition, the Company recognized impairment charges of $1,348 and $30,451 in continuing operations during the six months ended June 30, 2012 and 2011, respectively. The Company explored the possible disposition of some non-core retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values.

(5)	Loans Receivable

As of June 30, 2012 and December 31, 2011, the Company's loans receivable, including accrued interest and net of origination fees were comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $71,439 and $66,619, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 20.0% and mature at various dates between 2012 and 2022.
During the second quarter of 2012, the Company contracted to lend up to $8,000 to fund the construction of a charter school in Homestead, Florida. The loan, which had an outstanding balance of $5,872 as of June 30, 2012, matures in August 2014 and accrues interest at 7.5% per annum.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

During the first quarter of 2011, the Company, through a lender subsidiary, loaned $3,003 to the buyer in connection with the sale for $3,650 of a vacant industrial property. The loan is secured by the property, bears interest at 7.8% and matures in January 2013. The loan, which had an outstanding balance of $3,028 at June 30, 2012, is currently in default and the Company is exploring its enforcement options.
During 2011 and 2010, the Company, through a lender subsidiary, made a mortgage loan to an entity which owns an office building in Schaumburg, Illinois, which had an outstanding balance of $21,942, net of an $834 reserve allowance, at June 30, 2012 and currently bears interest at 20.0%. This mortgage loan had a maturity date of January 15, 2012 but could have been extended one additional year by the borrower for a 50 basis point fee. The property is net-leased through December 31, 2022 for an average annual rent of $3,968. The lender subsidiary may be obligated to lend an additional $12,199 for tenant improvement costs. The borrower defaulted on the loan causing the applicable interest rate to increase from 15.0% to 20.0% per annum. The tenant of the property has brought an action against the borrower and our lender subsidiary claiming the additional tenant improvement cost. The Company believes the office building has an estimated fair value in excess of the Company's investment and the Company has initiated foreclosure proceedings. Interest income is no longer being recorded on the note.
During 2010, the Company, through a lender subsidiary, made a $17,000 mezzanine loan to entities which, collectively, owned five medical facilities. The mezzanine loan (1) was guaranteed by a parent entity and principal, (2) was principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (3) matured in December 2011 and (4) required payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, and the balance of $9,500 was fully repaid in December 2011.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2012, the financing receivables, other than the loans discussed above, were performing as anticipated and there were no significant delinquent amounts outstanding.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(4,732)	$—	$(4,732)	$—
Impaired real estate assets*	$776	$—	$—	$776

	Balance	Fair Value Measurements Using
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(3,236)	$—	$(3,236)	$—
Impaired real estate assets*	$133,220	$—	$—	$133,220
*Represents a non-recurring fair value measurement.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$71,439	$61,346	$66,619	$54,179

Liabilities
Debt	$1,739,466	$1,673,964	$1,662,375	$1,533,205
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2012 and December 31, 2011, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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

(7)	Investment in and Advances to Non-Consolidated Entities
Pemlex LLC. In April 2011, the Company made a $14,180 noncontrolling, preferred equity investment in a joint venture, Pemlex LLC, formed to acquire an office property in Aurora, Illinois. The property was purchased by a consolidated subsidiary of the joint venture for a gross purchase price of $15,900. The property is net-leased to a single tenant through September 2017. The Company is entitled to a 15.0% internal rate of return, including a 9.6% current annual preferred return, on its investment, subject to available cash proceeds. At acquisition, the Company determined that Pemlex LLC was not a VIE. The Company recorded its investment under the equity method of accounting as it was not the controlling managing member of the entity. In October 2011, the Company became the managing member of Pemlex LLC and accordingly commenced consolidation. Subsequent to June 30, 2012, the Company sold its interest in Pemlex LLC (see note 16).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

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
The following is summary historical cost basis selected balance sheet data as of June 30, 2012 and December 31, 2011 and income statement data for the three and six months ended June 30, 2012 and 2011 for NLS:

	June 30, 2012	December 31, 2011
Real estate, including intangibles, net	$559,245	$577,280
Cash, including restricted cash	11,478	12,319
Mortgages and notes payable	259,033	266,136
Noncontrolling preferred interest	194,032	193,522
Partners’ capital	123,414	135,565

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Total gross revenues	$13,786	$15,327	$27,742	$30,954
Depreciation and amortization	(7,872)	(8,079)	(14,653)	(16,299)
Interest expense	(3,514)	(4,137)	(7,185)	(8,323)
Other expenses, net	(1,401)	(839)	(2,569)	(1,824)
Net income from continuing operations	999	2,272	3,335	4,508
Total discontinued operations	(542)	803	(517)	241
Net income	$457	$3,075	$2,818	$4,749

During the six months ended June 30, 2012 and 2011, the Company recognized $9,306 and $10,016, respectively, of equity in income relating to NLS based upon the hypothetical liquidation of book value method. The initial difference between the assets contributed to NLS and the fair value of the Company's initial equity investment in NLS is $94,723 and is accreted into income over the estimated useful lives of NLS's assets. During the six months ended June 30, 2012 and 2011, the Company recorded earnings of $1,786 and $1,813, respectively, related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying unaudited condensed consolidated statements of operations.

The NLS partnership agreement provides each partner with a right of first offer and a buy/sell right beginning in February 2012.  Any notice exercising these rights must specify a price to sell the properties (or in the case of the buy/sell, to also buy the properties).  The other partner must elect to buy the properties (or in the case of the buy/sell, to sell the properties) at that specified price. In February 2012, the Company exercised the buy/sell right and Inland exercised the right of first offer.

During the second quarter of 2012, the Company entered into an agreement with Inland to, on October 1, 2012, either (1) sell its interest in NLS to Inland for a $219,838, 7.07% non-recourse promissory note which matures on December 21, 2012 or (2) purchase Inland's interest in NLS for $14,374 in cash. The sale and/or purchase price amounts will be reduced by distributions received by each respective partner between April 27, 2012 and October 1, 2012. Inland must deliver a written response by September 17, 2012 of its intention to either buy the Company's interest in NLS or sell its interest in NLS to the Company. If no notice is delivered by September 17, 2012, Inland will have been deemed to have irrevocably agreed to sell its interest in NLS to the Company.

Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC ("CDH CDO"). The Company's investment in Concord and CDH CDO were valued at zero and the Company recognized income on the cash basis. During the six months ended June 30, 2012 and 2011, the Company received aggregate distributions of $885 and $621, respectively, which were recorded as equity in earnings of non-consolidated entities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

During the second quarter of 2012, the Company sold all of its interest in Concord and CDH CDO for $7,000 in cash, resulting in a $7,000 gain on sale, which is included in equity in earnings of non-consolidated entities.

Other. During the second quarter of 2012, the Company formed a joint venture, in which the Company has a 15% interest, which acquired the 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27,750. The acquisition was partially funded by a non-recourse mortgage with an original principal amount of $15,260, which bears interest at a fixed rate of 4.7% and matures in May 2017.

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
On January 13, 2012, the Company procured a $215,000 secured term loan from Wells Fargo Bank, National Association ("Wells Fargo"), as agent. The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties. The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the secured term loan is dependent on its debt rating. The Company may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at premium for the next three years. During the six months ended June 30, 2012, the Company entered into aggregate interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.508% through January 2019 on the $206,000 of outstanding LIBOR-based borrowings. At June 30, 2012, the Company had $9,000 of additional availability under the secured term loan.

In addition, on January 13, 2012, the Company refinanced its $300,000 secured revolving credit facility, which was scheduled to expire in January 2014, but could have been extended to January 2015 at the Company's option, with a new $300,000 secured revolving credit facility with KeyBank N.A. ("KeyBank"), as agent. The new secured revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at LIBOR plus 1.625% to 2.375% based on the Company's leverage ratio, as defined. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the new secured revolving credit facility is dependent on its debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at the Company's option. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 for a total secured revolving credit facility size of $525,000 by adding properties to the borrowing base or admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined, of the properties comprising the borrowing base. At June 30, 2012, the secured revolving credit facility had an outstanding balance of $35,000, outstanding letters of credit of $3,744 and availability of $261,256. The new secured revolving credit facility and the new secured term loan are subject to financial covenants, which the Company was in compliance with at June 30, 2012.

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
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events.
During 2007, the Company issued an aggregate $450,000 of its 5.45% Exchangeable Guaranteed Notes due in 2027. The Company prepaid $387,850 of the notes prior to 2012 and the remaining $62,150 of notes were repurchased by the Company and satisfied in January 2012 pursuant to a holder repurchase option. This resulted in debt satisfaction charges of $44.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Principal amount of debt component	$115,000	$115,000	$—	$62,150
Unamortized discount	(8,882)	(9,851)	—	(48)
Carrying amount of debt component	$106,118	$105,149	$—	$62,102
Carrying amount of equity component	$13,134	$13,134	$—	$20,293
Effective interest rate	8.1%	8.1%	—	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	—	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$23,989	$7,907	$—	$—

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2012	2011	2012	2011
6.00% Convertible Guaranteed Notes
Coupon interest	$1,725	$1,725	$3,450	$3,450
Discount amortization	484	484	969	969
	$2,209	$2,209	$4,419	$4,419
5.45% Exchangeable Guaranteed Notes
Coupon interest	$—	$847	$188	$1,694
Discount amortization	—	166	34	332
	$—	$1,013	$222	$2,026

During the six months ended June 30, 2012 and 2011, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction gains (charges), net of $(29) and $9, respectively.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Cash Flow Hedges of Interest Rate Risk. The Company's objectives in using interest rate derivatives are to add stability to interest expense, to manage its exposure to interest rate movements and therefore manage its cash outflows as it relates to the underlying debt instruments. To accomplish these objectives, the Company primarily uses interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The Company has designated the interest-rate swap agreements with Wells Fargo as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $206,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In January 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which is being amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $1,390 will be reclassified as an increase to interest expense.

As of June 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	3	$206,000

Derivatives Not Designated as Hedges

The Company does not use derivatives for trading or speculative purposes. During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the repurchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Board of Trustees. The Company recognized earnings during the six months ended June 30, 2011 of $5,548 primarily relating to the increase in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

	As of June 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(4,732)	Accounts Payable and Other Liabilities	$(3,236)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2012	2011		2012	2011
Interest Rate Swaps	$(5,701)	$(649)	Interest expense	$142	$1,425

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative June 30,
Hedging Instruments	Income on Derivative	2012	2011
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$—	$5,548

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2012, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2012 and 2011, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity:
During the six months ended June 30, 2012 and 2011, the Company issued 563,639 and 515,548 common shares, respectively, under its direct share purchase plan, raising net proceeds of approximately $4,291 and $4,188, respectively. During the six months ended June 30, 2011, the Company issued 10,000,000 common shares in a public offering generating net proceeds of $90,573. The proceeds were used for general working capital; primarily to fund investments and retire indebtedness.

Accumulated other comprehensive income (loss) as of June 30, 2012 and December 31, 2011 represented $(3,621) and $1,938, respectively, of unrealized gain (loss) on interest rate swaps, net.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Noncontrolling Interests:
In conjunction with several of the Company's acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable for common shares at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable for approximately 1.13 common shares, subject to future adjustments.
During the six months ended June 30, 2012 and 2011, 66,652 and 193,814 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $353 and $1,077, respectively.
As of June 30, 2012, there were approximately 3,967,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months ended June 30,
	2012	2011
Net income (loss) attributable to Lexington Realty Trust shareholders	$8,121	$(61,697)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	353	1,077
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$8,474	$(60,620)

(12)	Related Party Transactions

In addition to the related party transactions discussed previously in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 and the audited consolidated financial statements in the Annual Report, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder's status as a REIT.

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of June 30, 2012, the Company had one outstanding guaranty for (1) the completion of the base building improvements for an office property in Orlando, Florida, which, as of June 30, 2012, were estimated to be approximately $12,800 and (2) the payment of a related tenant improvement allowance of approximately $10,300.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

From time to time, the Company is directly and indirectly involved in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the following two legal proceedings were pending during the quarter:

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). On June 30, 2006, one of the Company's property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc. (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (“Farmington Hills claim”) and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 (“Antioch claim”). Under the terms of the agreements covering the sale of the claims, which were guaranteed by the Company, the property owner subsidiaries are obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company's consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, on December 11, 2009, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1,200 plus interest from the date of assignment at the rate of 10% per year and expenses.

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

On July 11, 2012, the special referee recommended damages in favor of the plaintiffs as follows: (1) $826 for the Farmington Hills claim as well as 10% interest as of April 27, 2012 in the sum of $482 and additional prejudgment interest from April 28, 2012 to entry of judgment and thereafter statutory interest of 9%; (2) $388 for the Antioch claim as well as 10% interest as of April 27, 2012 in the sum of $226 and additional prejudgment interest from April 28, 2012 to entry of judgment and thereafter statutory interest of 9%; and (3) attorneys' fee and disbursements of $827 together with statutory interest of 9% as to fees and disbursements to be calculated from July 11, 2012. The Company recorded a $2,800 litigation reserve during the second quarter of 2012 relating to this litigation and settled the litigation subsequent to quarter end for $2,775 and mutual releases.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Unified Government of Wyandotte County/Kansas City, Kansas v. United States General Services Administration (United States District Court for the District of Kansas-Case Number 11-2400-JTM-KMH). On April 4, 2011, one of the Company's property owner subsidiaries entered into a lease termination with Applebee's Services, Inc., pursuant to which Applebee's Services, Inc. made a lease termination payment of $19,910 in October 2011 and vacated the Lenexa, Kansas facility in November 2011. Also on April 4, 2011, the Company's property owner subsidiary entered into a ten year lease with the United States General Services Administration ("GSA") for the same facility. On April 15, 2011, an unsuccessful bidder for the GSA lease filed a protest with the United States Government Accountability Office ("GAO") protesting the award of the lease to the Company's property owner subsidiary. On July 22, 2011, after a full briefing of the protest, the GAO denied the protest. However, prior to the GAO ruling on July 19, 2011, the Unified Government of Wyandotte County, Kansas City filed a claim against the GSA requesting, among other things, an injunction against the award of the ten year lease. On March 21, 2012, the District Court issued a memorandum opinion transferring the case to the United States Court of Federal Claims. The Company intervened in the action. On June 1, 2012, the plaintiff filed a notice of dismissal and the case was dismissed. The Company does not expect any further activity with respect to this litigation.

(14)	Benefit Plans

The Company recognizes compensation expense relating to options issued under the Company's equity award plan over an average of 5.0 years for the options issued in 2010 and 3.6 years for the options issued in 2008. The Company recognized $678 and $692 in compensation expense during each of the six months ended June 30, 2012 and 2011, respectively, and has unrecognized compensation costs of $3,077 relating to the outstanding options as of June 30, 2012.

During the six months ended June 30, 2012 and 2011, the Company recognized $1,510 and $1,020, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(15)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2012 and 2011, the Company paid $49,305 and $53,395, respectively, for interest and $840 and $1,225, respectively, for income taxes.

(16)	Subsequent Events

Subsequent to June 30, 2012 and in addition to disclosures elsewhere in the financial statements, the Company:

•
Sold its interest in Pemlex LLC for $13,218 in connection with a restructuring of Pemlex LLC. In addition, the Company (1) entered into a management agreement with the purchaser that provides for a backstop guaranty to a third party who delivered a letter of credit in the amount of $2,500 as security for "bad boy" acts under the purchaser's third-party acquisition financing and (2) agreed to deliver a replacement letter of credit, if necessary, in the amount of $2,500 to the purchaser's lender during the term of the management agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction
When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to our Quarterly Report are to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, which we refer to as this Quarterly Report. The result of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2012 and 2011, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K, or Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 28, 2012. Historical results may not be indicative of future performance.
This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview

General. We are a self-managed and self-administered real estate investment trust, or REIT, formed under the laws of the State of Maryland. We operate primarily in one segment, and our primary business is the investment in and the acquisition, ownership, financing and management of a geographically diverse portfolio of single-tenant office, industrial and retail properties. We conduct all of our property operations through property owner subsidiaries and lending operations through lender subsidiaries. A majority of our properties are subject to net-leases or similar leases, where the tenant bears all or substantially all of the costs and/or cost increases for real estate taxes, utilities, insurance and ordinary repairs and maintenance.
As of June 30, 2012, we had equity ownership interests in approximately 185 consolidated real estate properties, located in 38 states and encompassing approximately 35.6 million square feet, approximately 97.5% of which was leased. Our historical same-store occupancy was 97.4% as of June 30, 2012, compared to 96.8% as of June 30, 2011. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, energy, technology, consumer products and automotive.
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

Our core assets consist of general purpose, net-leased commercial assets, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as schools and medical facilities. A component of our business strategy includes disposing of these other asset types with sufficient remaining lease term to mitigate potential residual value risk. We have seen demand for build-to-suit transactions involving charter schools, private schools and medical facilities and we are exploring these transactions.

When opportunities arise, we make investments in single-tenant commercial assets, which we believe will generate favorable returns. We grow our portfolio primarily by (1) providing capital to corporations by buying properties through subsidiaries and leasing them back to the sellers under net-leases, (2) acquiring properties through subsidiaries already subject to net-leases, (3) making mortgage and mezzanine loans, through subsidiaries, generally secured by single tenant buildings and (4) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for corporate users.

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

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of tenants of properties to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) subscribing to Standard & Poor's and Moody's Investor Services, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or, for private tenants, that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses, and (4) monitoring the timeliness of rent collections.

During the second quarter of 2012, we entered into 14 new leases and lease extensions encompassing approximately 0.7 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was approximately $9.71 per square foot compared to the average GAAP base rent on these leases before extension of $15.02 per square foot. The decrease in the per square foot rental rates relates primarily to the exercise of a tenant renewal option for our office property in the Atlanta, Georgia market at fair market value. Excluding this one lease extension, the average GAAP base rent per square foot decreased from $11.32 to $11.04. The weighted-average cost of tenant improvements and lease commissions was approximately $15.27 per square foot for these new leases and $1.57 per square foot for these extended leases.

Second Quarter 2012 Transaction Summary

The following summarizes our significant transactions during the three months ended June 30, 2012.

Investments.

-	Contracted to lend up to $8.0 million to fund the construction of a net-leased charter school in Homestead, Florida.

-	Acquired an industrial property in Missouri City, Texas for $23.0 million. The property encompasses 152 acres abutting a Union Pacific Railroad Line and is net-leased for a 20-year term.

-	Closed on the acquisition of a build-to-suit industrial property for a capitalized cost of $12.9 million. The property is located in Shreveport, Louisiana and is net-leased for a 10-year term.

-
Formed a joint venture, in which we have a 15% interest, which acquired the 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27.8 million. The acquisition was partially funded by a $15.3 million non-recourse mortgage with a 4.7% interest rate and maturity date in May 2017.

Dispositions.

-
Sold a multi-tenant office property in Long Beach, California, in which we had a 55% interest, to an unaffiliated third party for $69.0 million. Disposed of our interest in three properties and a land parcel to unaffiliated third parties for an aggregate gross sales price of $3.3 million.

-
Entered into an agreement with Inland American (Net Lease) Sub, LLC, which we refer to as Inland, to, on October 1, 2012, either (1) sell our interest in Net Lease Strategic Assets Fund LP, which we refer to as NLS, to Inland for a $219.8 million, 7.07% non-recourse promissory note which matures on December 21, 2012 or (2) purchase Inland's interest in NLS for $14.4 million in cash. The sale and/or purchase price amounts will be reduced by distributions received by each respective partner between April 27, 2012 and October 1, 2012. Inland must deliver written response by September 17, 2012 of its intention to either buy our interest in NLS or sell its interest in NLS to us. If no notice is delivered by September 17, 2012, Inland will have been deemed to have irrevocably agreed to sell its interest.

-	Sold all of our interest in Concord Debt Holdings LLC, which we refer to as Concord, and CDH CDO LLC, which we refer to as CDH CDO, for $7.0 million in cash.

Debt.

-
Financed the Transamerica Tower in Baltimore, Maryland, together with the adjacent parking garage, with a non-recourse mortgage loan in the original principal amount of $55.0 million which bears interest at a fixed rate of 4.32% and matures in 2023.

-	Satisfied $23.6 million of non-recourse mortgage debt on two properties which had a weighted-average interest rate of 5.9%.

-	Borrowed $45.0 million on our secured term loan that expires in 2019 and swapped the LIBOR component of the rate for an all-in fixed rate of 3.5% on such borrowing.

Capital.

-	Redeemed, at par, all of our outstanding shares of 8.05% Series B Cumulative Redeemable Preferred Stock for an aggregate redemption cost of $68.5 million.

Subsequent to Quarter End Highlights

-	See note 16 to our unaudited condensed consolidated financial statements.

Acquisition and Development Activity
Our acquisition and development activity for 2012 had consisted primarily of build-to-suit transactions whereby we (1) engage in build-to-suit transactions by hiring a developer, or providing funding to a tenant, to develop a property, or (2) provide capital to developers who are engaged in build-to-suit transactions and commit to purchase the property from developers upon completion.
During the six months ended June 30, 2012, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot(4)
Huntington, WV(1)	Office	69	$12.6	1Q 2012	15	$182.81
Florence, SC(2)	Office	32	5.1	1Q 2012	12	$159.18
Missouri City, TX(3)	Industrial	—	23.0	2Q 2012	20	$—
Shreveport, LA(1)	Industrial	258	12.9	2Q 2012	10	$50.19
		359	$53.6
(1) We provided capital to the developer and committed to purchase upon completion.
(2) We hired a developer to develop this property.
(3) We acquired 152 acres from an unaffiliated third party.
(4) No leasing costs were incurred.

The following is a summary of our on-going build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 6/30/12(6) (millions)
Saint Joseph, MO(1)	Office	99	$18.0	3Q 2012	$15.6
Jessup, PA(2)	Office	150	20.8	3Q 2012	16.1
Long Island City, NY(3)	Industrial	143	46.7	1Q 2013	16.3
Eugene, OR(4)	Office	80	17.6	1Q 2013	1.7
Valdosta, GA(5)	Retail	52	8.8	4Q 2012	5.3
Denver, CO(2)	Office	163	37.6	2Q 2013	5.8
		687	$149.5		$60.8
(1) We are providing the capital to the developer and have committed to purchase upon completion.
(2) We hired a developer to develop this property.
(3) Joint venture investment with a developer. We are providing the capital to the developer.
(4) We deposited $1.7 million and a $1.6 million letter of credit with the developer and have committed to purchase upon completion.
(5) We are providing the tenant with the funds to develop the property.
(6) Balance includes equity credits received.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations is based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. In preparing our unaudited condensed consolidated financial statements in accordance with GAAP and pursuant to the rules and regulations of the SEC, we make assumptions, judgments and estimates that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosures of contingent assets and liabilities. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates. Our accounting policies are discussed under (1) Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, (2) note 2 to our consolidated financial statements contained in our Annual Report and (3) note 1 to our unaudited condensed consolidated financial statements contained in this Quarterly Report. We believe there have been no material changes to the items that we disclosed as our critical accounting policies under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report.

Liquidity and Capital Resources

Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our secured term and credit facilities, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other alternatives, will provide the necessary capital required by our business.

We finance our balance sheet with both property specific non-recourse mortgage debt, as well as corporate level debt. At June 30, 2012, we had $70.0 million and $234.9 million of property specific non-recourse mortgage debt maturing in 2012 and 2013, respectively. We believe we have sufficient sources of liquidity at June 30, 2012 to meet these obligations through cash on hand ($50.2 million), capacity on our term loan facility ($9.0 million), which expires in 2019, borrowing capacity on our revolving credit facility ($261.3 million), which expires in 2015, but can be extended by us to 2016, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, we may do so. In January 2012, one of our property owner subsidiaries transferred a vacant office property in Tulsa, Oklahoma to the lender in satisfaction of the $7.1 million outstanding non-recourse mortgage loan.

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $80.9 million for the six months ended June 30, 2012 from $79.4 million for the six months ended June 30, 2011. The increase is primarily related to acquisitions and a decrease in interest payments due to deleveraging, offset in part by the sales of properties. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants' leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $16.9 million and $43.7 million during the six months ended June 30, 2012 and 2011, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction and loans receivable, capital expenditures, increases in leasing costs, escrow deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties and investments, distributions from non-consolidated entities in excess of accumulated earnings, release of escrow deposits and restricted cash and principal receipts on loans receivable.
Net cash used in financing activities totaled $77.5 million and $24.2 million during the six months ended June 30, 2012 and 2011, respectively. Cash provided by financing activities related primarily to proceeds from our secured term loan and revolving credit facility advances, proceeds of mortgages and notes payable, contributions from noncontrolling interests, and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments and preferred shares, principal payments on debt, increases in deferred financing costs and an increase in restricted cash.
Dividends. Dividends paid to our common and preferred shareholders increased to $51.5 million in the six months ended June 30, 2012, compared to $46.2 million in the six months ended June 30, 2011. We increased our quarterly common dividend paid in 2012 to $0.125 per common share compared to $0.115 per common share per quarter paid in 2011.
UPREIT Structure. As of June 30, 2012, there were approximately 4.0 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $37.8 million based on the closing price of $8.47 per common share on June 29, 2012 and a redemption factor of approximately 1.13.
Financings. On January 13, 2012, we procured a $215.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties.  The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the secured term loan will be dependent on our debt rating. We may not prepay any outstanding borrowings under the secured term loan through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at a premium for the next three years.
Also on January 13, 2012, we refinanced our $300.0 million secured revolving credit facility procured in January 2011, which was scheduled to expire in January 2014, but could have been extended to January 2015 at our option, with a new $300.0 million secured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. The new secured revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at LIBOR plus 1.625% to 2.375% based on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade credit rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the secured revolving credit facility will be dependent on our debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at our option. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million for a total secured revolving credit facility size of $525.0 million by adding properties to the borrowing base and admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined therein, of the properties comprising the borrowing base.
We used the new secured term loan to fund build-to-suit construction projects, acquire properties and refinance certain indebtedness, the majority of which is maturing in 2012. During the six months ended June 30, 2012, we borrowed $206.0 million under the secured term loan and $35.0 million, net, under the secured revolving credit facility in the aggregate to primarily repay (1) $60.6 million of term loans, which were procured from KeyBank in March 2008, (2) $62.2 million outstanding principal amount of our 5.45% Exchangeable Guaranteed Notes pursuant to a holder repurchase option in January 2012 and (3) $78.2 million in non-recourse property specific mortgages. We entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.508% on the $206.0 million of secured term loan LIBOR-based debt through January 2019. Accordingly, the amount outstanding under the secured new term loan bears interest at a weighted-average rate of 3.76% as of the date of filing this Quarterly Report. As of June 30, 2012, we were in compliance with the financial covenants contained in the secured term loan and secured revolving credit facility agreements.
During the second quarter of 2012, we financed the Transamerica Tower in Baltimore, Maryland, together with the adjacent parking garage, with a non-recourse mortgage loan in the original principal amount of $55.0 million which bears interest at a fixed rate of 4.32% and matures in 2023.

Results of Operations

Three months ended June 30, 2012 compared with three months ended June 30, 2011. The increase in total gross revenues in 2012 of $5.5 million was primarily attributable to an increase in rental revenue of $5.8 million offset by a slight decrease in advisory and incentive fees of $0.4 million. Rental revenue increased primarily due to (1) new property acquisition revenue of $3.2 million, (2) increased occupancy revenue from Transamerica Tower in Baltimore, Maryland of $2.6 million and (3) $0.8 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease and offset in part by lower renewal rents and lease expirations.

The decrease in interest and amortization expense of $2.6 million was due to (1) a reduction in the average indebtedness outstanding coupled with a lower average interest rate, (2) retirement of debt which had corresponding debt discount amortization, (3) lower deferred financing cost amortization and (4) greater interest capitalized.

Depreciation and amortization increased $1.6 million primarily due to the acquisition of real estate properties.

The increase in general and administrative expense of $0.7 million was primarily due to an increase in personnel costs and professional fees.

The decrease in non-operating income of $1.1 million was primarily due to reduced interest income recognized on a loan receivable secured by an office property in Schaumburg, Illinois, which is currently in default.

The litigation reserve of $2.8 million as of June 30, 2012 relates to our litigation with Deutsche Bank Securities, Inc. and SPCP Group LLC.

Impairment charges decreased by $29.1 million due to the timing of triggering events on properties held and used in operations.

The increase in equity in earnings of non-consolidated entities of $2.7 million was primarily due to a gain of $7.0 million recognized on the sale of our interests in Concord and CDH CDO in 2012, offset by a $2.4 million decrease in earnings from NLS primarily due to an amendment of the partnership agreement, a $0.8 million reduction due to the consolidation in 2012 of a previously non-consolidated property and a reduction in earnings from various joint ventures of $1.1 million.

Discontinued operations represent properties sold or held for sale. The decrease in total loss from discontinued operations of $29.0 million is primarily due to a decrease in impairment charges of $27.0 million and an increase in gains on sales of properties of $2.5 million offset in part by a $0.5 million decrease in income from discontinued operations.

The increase in net income attributable to noncontrolling interests of $13.8 million was primarily due to a decrease in impairment charges incurred by non-wholly owned entities.

The decrease in net loss attributable to common shareholders of $47.1 million was primarily due to the items discussed above, coupled with an increase of $1.7 million in dividends attributable to our 8.05% Series B Cumulative Redeemable Preferred Stock, which were redeemed during the second quarter of 2012.

The increase in net income in future periods will be closely tied to the level of acquisitions made by us and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Six months ended June 30, 2012 compared with six months ended June 30, 2011. The increase in total gross revenues in 2012 of $7.8 million is primarily attributable to an increase in rental revenue of $8.6 million offset in part by a slight decrease in tenant reimbursements and advisory and incentive fees of $0.5 million and $0.4 million, respectively. The increase in rental revenue was primarily due to (1) new property acquisition revenue of $6.8 million, (2) increased occupancy revenue from Transmerica Tower in Baltimore, Maryland of $3.8 million and (3) $0.8 million of revenue recognized on our office property in Orlando, Florida due to commencement of a new lease. These increases were partially offset by a decrease in revenue of $2.4 million in our office property in Farmington Hills, Michigan due to lease rollover.

The decrease in interest and amortization expense of $4.8 million was primarily due to (1) a reduction in average indebtedness outstanding coupled with a lower average interest rate, (2) retirement of debt which had corresponding debt discount amortization, (3) lower deferred financing cost amortization and (4) greater interest capitalized.

Depreciation and amortization increased $2.2 million primarily due to the acquisition of real estate properties.

The increase in general and administrative expense of $0.6 million was primarily due to an increase in personnel costs and professional fees.

Non-operating income decreased $1.4 million primarily due to the satisfaction of notes receivable resulting in less interest earned and reduced interest income earned on a note receivable currently in default secured by an office property in Schaumburg, Illinois.

The decrease in the change in the value of our forward equity commitment of $5.5 million was primarily due to the settlement of the commitment in October 2011.

The litigation reserve of $2.8 million as of June 30, 2012 relates to our litigation with Deutsche Bank Securities, Inc. and SPCP Group LLC.

The increase in debt satisfaction charges, net of $1.7 million was primarily due to the write-off of deferred financing costs relating to the satisfaction of the $60.6 million term loans during the first quarter of 2012.

Impairment charges decreased by $29.1 million due to the timing of triggering events on properties held and used in operations.

The decrease in the benefit (provision) for income taxes of $1.8 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our whole-owned taxable REIT subsidiary to the REIT itself during the first quarter of 2011.

The increase in equity in earnings of non-consolidated entities of $6.1 million was primarily due to a gain of $7.0 million recognized on the sale of our interests in Concord and CDH CDO and a $1.6 million impairment charge recognized in 2011 on an investment in a non-consolidated entity, offset in part by (1) a $1.0 million decrease in earnings from NLS primarily due to an amendment of the partnership agreement, (2) a $0.8 million reduction due to the consolidation in 2012 of a previously non-consolidated property and (3) a reduction in earnings from various joint ventures of $0.6 million.

Discontinued operations represent properties sold or held for sale. The decrease in total loss from discontinued operations of $52.0 million is primarily due to a decrease in impairment charges of $54.0 million and an increase in debt satisfaction gains, net of $2.3 million, offset in part by a $2.0 million decrease in income from discontinued operations and a decrease in gains on sales of properties of $2.4 million.

The increase in net income attributable to noncontrolling interests of $14.2 million was primarily due to a decrease in impairment charges incurred by non-wholly owned entities.

The decrease in net loss attributable to common shareholders of $68.6 million was primarily due to the items discussed above, coupled with an increase of $1.5 million in dividends attributable to our 8.05% Series B Cumulative Redeemable Preferred Stock, which were redeemed during the second quarter of 2012.

Funds From Operations
We believe that Funds from Operations, or FFO, which is a non-GAAP measure, is a widely recognized and appropriate measure of the performance of an equity REIT. We believe FFO is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, many of which present FFO when reporting their results. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. As a result, FFO provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, development activities, interest costs and other matters without the inclusion of depreciation and amortization, providing perspective that may not necessarily be apparent from net income.
The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as “net income (or loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” NAREIT recently clarified its computation of FFO to exclude impairment charges on depreciable real estate owned directly or indirectly. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs.
We present Reported Company FFO, which differs from FFO because it includes our operating partnership units, our 6.50% Series C Cumulative Convertible Preferred Shares, and our 6.00% Convertible Notes because these securities are convertible, at the holder's option, into our common shares. Management believes this is appropriate and relevant to securities analysts, investors and other interested parties because we present Reported Company FFO on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, were converted. We also present Company FFO, as adjusted, which adjusts Reported Company FFO for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, Reported Company FFO and Company FFO, as adjusted, may not be comparable to similarly titled measures as reported by others. Reported Company FFO and Company FFO, as adjusted, should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net loss attributable to common shareholders to Reported Company FFO and Company FFO, as adjusted, for the three and six months ended June 30, 2012 and 2011 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net loss attributable to common shareholders	$(3,392)	$(50,539)	$(5,579)	$(74,177)
Adjustments:
Depreciation and amortization	41,318	40,922	79,619	79,518
Impairment losses - real estate	3,129	59,202	5,690	88,769
Impairment loss - joint venture	—	—	—	1,559
Noncontrolling interests - OP units	78	(1,398)	438	(958)
Amortization of leasing commissions	1,211	966	2,298	1,873
Joint venture and noncontrolling interest adjustment	2,047	(13,686)	926	(13,981)
Preferred dividends	3,919	1,690	5,262	3,294
Gains on sales of properties	(2,671)	(170)	(2,671)	(5,069)
Gain on sale - joint venture investment	(7,000)	—	(7,000)	—
Interest and amortization on 6.00% Convertible Notes	2,326	2,326	4,653	4,653
Reported Company FFO	40,965	39,313	83,636	85,481
Debt satisfaction charges (gains), net	2	10	(77)	594
Forward equity commitment	—	445	—	(5,548)
Litigation reserve	2,800	—	2,800	—
Other	332	1,305	322	2,250
Company FFO, as adjusted	$44,099	$41,073	$86,681	$82,777

Per Share Amounts
Basic:
Reported Company FFO	$0.23	$0.22	$0.46	$0.49
Company FFO, as adjusted	$0.24	$0.24	$0.48	$0.48

Diluted:
Reported Company FFO	$0.23	$0.22	$0.46	$0.49
Company FFO, as adjusted	$0.24	$0.24	$0.48	$0.48

	Three Months Ended June 30,		Six Months Ended June 30,
Basic:	2012	2011	2012	2011
Weighted-average common shares outstanding - EPS basic	154,558,380	151,526,956	154,353,707	148,866,015
6.00% Convertible Notes	16,409,546	16,230,905	16,409,546	16,230,905
Non-vested share-based payment awards	199,202	138,457	201,099	130,662
Operating Partnership Units	4,505,457	4,824,501	4,519,416	4,861,704
Preferred Shares - Series C	4,710,570	5,062,278	4,714,293	5,077,293
Weighted-average common shares outstanding - Reported Company FFO basic	180,383,155	177,783,097	180,198,061	175,166,579
Adjustments:
Forward equity commitment settlement	—	(3,544,219)	—	(3,468,421)
Weighted-average common shares outstanding - Company FFO, as adjusted	180,383,155	174,238,878	180,198,061	171,698,158

Diluted:
Weighted-average common shares outstanding - Reported Company FFO basic	180,383,155	177,783,097	180,198,061	175,166,579
Options - Incremental shares	239,105	328,985	243,659	361,866
Weighted-average common shares outstanding - Reported Company FFO diluted	180,622,260	178,112,082	180,441,720	175,528,445
Adjustments:
Forward equity commitment settlement	—	(3,544,219)	—	(3,468,421)
Weighted-average common shares outstanding - Company FFO, as adjusted	180,622,260	174,567,863	180,441,720	172,060,024

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of June 30, 2012, we had investments in various non-consolidated entities with varying structures including our investments in NLS and other real estate limited partnerships. Some of the non-consolidated real estate investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender's sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified "bad boy" exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $3.7 million in outstanding letters of credit at June 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $35.0 million as of June 30, 2012, which represented 2.0% of total long-term indebtedness. There was no variable-rate indebtedness outstanding as of June 30, 2011. During the three months ended June 30, 2012 and 2011, our variable-rate indebtedness had a weighted-average interest rate of 2.7% and 3.4%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2012 and 2011 would have been increased by approximately $146 thousand and $10 thousand, respectively. During the six months ended June 30, 2012 and 2011, our variable interest rate indebtedness had a weighted-average interest rate of 2.7% and 3.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2012 and 2011 would have been increased by approximately $287 thousand and $17 thousand, respectively. As of June 30, 2012 and 2011, our consolidated fixed-rate debt was approximately $1.7 billion, which represented 98.0% and 100.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows is subjective and may be imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2012 and are indicative of the interest rate environment as of June 30, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.6 billion as of June 30, 2012.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of the date of filing this Quarterly Report, we have three interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

See note 13 to our unaudited condensed consolidated financial statements for a description of material legal proceedings, which are incorporated herein by reference.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed on February 28, 2012, which are incorporated herein by reference, other than the addition of the following risk factor:
You should not rely on the credit ratings of our tenants.
Some of our tenants are rated by Moody's Investor Services, Fitch, Inc. and/or Standard & Poor's. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, the credit rating of a tenant, the value of our investment in any properties leased by such tenant could significantly decline.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2012 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2012	—	$—	—	1,056,731
May 1 - 31, 2012	—	$—	—	1,056,731
June 1 - 30, 2012	—	$—	—	1,056,731
Second quarter 2012	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007 in the original amount of 5.9 million common shares/operating partnership units.

See (i) note 2 to the unaudited condensed consolidated financial statements for a description of repurchases of shares of our 8.05% Series B Cumulative Redeemable Stock and 6.50% Series C Cumulative Convertible Preferred Stock and (ii) note 8 to the unaudited condensed consolidated financial statements for a description of the repurchase of all of our outstanding 5.45% Exchangeable Guaranteed Notes.

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
First Amendment to Amended and Restated Agreement, dated as of June 22, 2012, by and among the Company, LCIF and LCIF II, each of the lenders party thereto, and KeyBank National Association, as administrative agent. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2012)(1)

10.18	—
Term Loan Agreement, dated as of January 13, 2012 among the Company, LCIF and LCIF II, as borrowers, certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 01/17/12 8-K)(1)

10.19	—
First Amendment to Term Loan Agreement, dated as of June 22, 2012, by and among the Company, LCIF and LCIF II, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 22, 2011)(1)

10.20	—
Intercreditor Agreement, dated as of January 13, 2012, among the Company, LCIF, LCIF II, the other grantors party thereto, KeyBank, National Association, and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the 01/17/12 8-K)(1)

10.21	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.22	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.23	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.24	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.25	—
Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)

10.26	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.27	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.28	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.29	—
Registration Rights Agreement, dated as of January 29, 2007, among the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.3 to the 01/29/07 8-K)(1)

10.30	—
Registration Rights Agreement, dated as of March 9, 2007, among the MLP, the Company, LCIF, LCIF II, Net 3, Lehman Brothers Inc. and Bear, Stearns & Co. Inc., for themselves and on behalf of the initial purchasers named therein (filed as Exhibit 4.4 to the 03/09/07 8-K)(1)

10.31	—
Second Amendment and Restated Limited Partnership Agreement of Net Lease Strategic Assets fund L.P. (“NLSAF”), dated as of February 20, 2008, among LMLP GP LLC, the Company (as successor by merger) Inland American (Net Lease) Sub, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 21, 2008)(1)

10.32	—	Management Agreement, dated as of August 10, 2007, between NLSAF and Lexington Realty Advisors, Inc. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 17, 2007)(1)
10.33	—
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

(3)
This exhibit shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

(4)	Management contract or compensatory plan or arrangement.

(5)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and six months ended June 30, 2012 and 2011; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2012 and 2011; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text. The XBRL related information shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 8, 2012	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	August 8, 2012	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)