Form 10-Q
period 2012-09-30
LEXINGTON REALTY TRUST
filed 2012-11-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 176,591,477 common shares of beneficial interest, par value $0.0001 per share, as of November 6, 2012.

WHERE YOU CAN FIND MORE INFORMATION:
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

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2012 (unaudited)	December 31, 2011
Assets:
Real estate, at cost	$3,511,146	$3,172,246
Investments in real estate under construction	41,676	34,529
Less: accumulated depreciation and amortization	711,132	638,368
	2,841,690	2,568,407
Property held for sale - discontinued operations	8	—
Intangible assets, net	278,710	178,569
Cash and cash equivalents	72,424	63,711
Restricted cash	25,133	30,657
Investment in and advances to non-consolidated entities	8,698	39,330
Deferred expenses, net	51,587	43,966
Loans receivable, net	72,786	66,619
Rent receivable	7,661	7,271
Other assets	27,835	28,290
Total assets	$3,386,532	$3,026,820
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,450,457	$1,366,004
Credit facility borrowings	93,000	—
Term loan payable	215,000	—
Exchangeable notes payable	—	62,102
Convertible notes payable	106,602	105,149
Trust preferred securities	129,120	129,120
Dividends payable	27,956	25,273
Liabilities – discontinued operations	397	—
Accounts payable and other liabilities	74,003	53,058
Accrued interest payable	9,728	13,019
Deferred revenue - including below market leases, net	89,805	90,349
Prepaid rent	15,309	12,543
Total liabilities	2,211,377	1,856,617

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $68,522; 2,740,874 shares issued and outstanding in 2011	—	66,193
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and $98,510; and 1,935,400 and 1,970,200 shares issued and outstanding in 2012 and 2011, respectively	94,016	95,706
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 156,136,051 and 154,938,351 shares issued and outstanding in 2012 and 2011, respectively	16	15
Additional paid-in-capital	2,020,858	2,010,850
Accumulated distributions in excess of net income	(1,110,166)	(1,212,630)
Accumulated other comprehensive income (loss)	(6,393)	1,938
Total shareholders’ equity	1,148,105	1,111,846
Noncontrolling interests	27,050	58,357
Total equity	1,175,155	1,170,203
Total liabilities and equity	$3,386,532	$3,026,820
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gross revenues:
Rental	$79,915	$71,314	$226,293	$209,898
Advisory and incentive fees	297	303	1,385	1,750
Tenant reimbursements	7,443	8,219	22,379	23,660
Total gross revenues	87,655	79,836	250,057	235,308
Expense applicable to revenues:
Depreciation and amortization	(40,220)	(40,380)	(116,333)	(118,035)
Property operating	(15,446)	(15,215)	(44,415)	(44,554)
General and administrative	(5,810)	(5,080)	(17,381)	(16,055)
Non-operating income	1,383	3,369	5,688	9,108
Interest and amortization expense	(24,932)	(26,966)	(73,658)	(80,411)
Debt satisfaction gains (charges), net	12	(6)	(1,639)	3
Change in value of forward equity commitment	—	(9,866)	—	(4,318)
Gain on acquisition	167,864	—	167,864	—
Litigation reserve	25	—	(2,775)	—
Impairment charges	(4,262)	(10,849)	(4,262)	(38,719)
Income (loss) before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	166,269	(25,157)	163,146	(57,673)
Benefit (provision) for income taxes	(296)	(263)	(803)	1,059
Equity in earnings of non-consolidated entities	3,799	9,047	21,469	20,646
Income (loss) from continuing operations	169,772	(16,373)	183,812	(35,968)
Discontinued operations:
Income (loss) from discontinued operations	483	573	(1,152)	3,689
Provision for income taxes	(53)	(15)	(62)	(53)
Debt satisfaction gains (charges), net	(1,189)	—	539	(603)
Gains on sales of properties	6,276	182	8,946	5,251
Impairment charges	—	(15,211)	(5,690)	(76,110)
Total discontinued operations	5,517	(14,471)	2,581	(67,826)
Net income (loss)	175,289	(30,844)	186,393	(103,794)
Less net (income) loss attributable to noncontrolling interests	(748)	(70)	(3,730)	11,183
Net income (loss) attributable to Lexington Realty Trust shareholders	174,541	(30,914)	182,663	(92,611)
Dividends attributable to preferred shares – Series B	—	(1,590)	(2,298)	(4,770)
Dividends attributable to preferred shares – Series C	(1,573)	(1,675)	(4,718)	(5,055)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)	(8,777)	(8,777)
Allocation to participating securities	(1,092)	(72)	(1,174)	(227)
Deemed dividend – Series B	—	—	(2,346)	—
Redemption discount – Series C	—	129	229	215
Net income (loss) attributable to common shareholders	$168,950	$(37,048)	$163,579	$(111,225)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$1.05	$(0.14)	$1.05	$(0.36)
Income (loss) from discontinued operations	0.04	(0.10)	0.01	(0.37)
Net income (loss) attributable to common shareholders	$1.09	$(0.24)	$1.06	$(0.73)
Weighted-average common shares outstanding – basic	154,980,137	157,205,530	154,564,041	151,676,401
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.93	$(0.14)	$0.97	$(0.36)
Income (loss) from discontinued operations	0.03	(0.10)	0.01	(0.37)
Net income (loss) attributable to common shareholders	$0.96	$(0.24)	$0.98	$(0.73)
Weighted-average common shares outstanding – diluted	180,855,164	157,205,530	180,449,070	151,676,401
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$163,417	$(22,448)	$162,893	$(54,911)
Income (loss) from discontinued operations	5,533	(14,600)	686	(56,314)
Net income (loss) attributable to common shareholders	$168,950	$(37,048)	$163,579	$(111,225)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net income (loss)	$175,289	$(30,844)	$186,393	$(103,794)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(2,772)	566	(8,331)	1,342
Other comprehensive income (loss)	(2,772)	566	(8,331)	1,342
Comprehensive income (loss)	172,517	(30,278)	178,062	(102,452)
Comprehensive (income) loss attributable to noncontrolling interests	(748)	(70)	(3,730)	11,183
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$171,769	$(30,348)	$174,332	$(91,269)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months ended September 30, 2012		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,170,203	$311,673	$15	$2,010,850	$(1,212,630)	$1,938	$58,357
Redemption of noncontrolling OP units for common shares	—	—	—	1,099	—	—	(1,099)
Repurchase of preferred shares	(70,000)	(67,883)	—	—	(2,117)	—	—
Issuance of common shares and deferred compensation amortization, net	8,910	—	1	8,909	—	—	—
Contributions from noncontrolling interests	1,262	—	—	—	—	—	1,262
Deconsolidation of consolidated joint venture	(782)	—	—	—	—	—	(782)
Dividends/distributions	(112,500)	—	—	—	(78,082)	—	(34,418)
Net income	186,393	—	—	—	182,663	—	3,730
Other comprehensive loss	(8,331)	—	—	—	—	(8,331)	—
Balance September 30, 2012	$1,175,155	$243,790	$16	$2,020,858	$(1,110,166)	$(6,393)	$27,050

Nine Months ended September 30, 2011		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,304,901	$327,867	$15	$1,937,942	$(1,036,790)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	1,876	—	—	(1,876)
Repurchase of preferred shares	(1,431)	(1,646)	—	—	215	—	—
Issuance of common shares and deferred compensation amortization, net	99,437	—	1	99,436	—	—	—
Dividends/distributions	(75,695)	—	—	—	(71,789)	—	(3,906)
Net loss	(103,794)	—	—	—	(92,611)	—	(11,183)
Other comprehensive income	1,342	—	—	—	—	1,342	—
Balance September 30, 2011	$1,224,760	$326,221	$16	$2,039,254	$(1,200,975)	$1,236	$59,008

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2012	2011
Net cash provided by operating activities:	$120,453	$118,842
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(23,000)	(13,533)
Investment in real estate under construction	(77,931)	(59,726)
Capital expenditures	(34,693)	(23,924)
Acquisition of remaining interest in NLS	(9,438)	—
Net proceeds from sale of properties	139,876	101,971
Principal payments received on loans receivable	3,206	27,003
Investment in loans receivable	(8,001)	(32,553)
Investments in non-consolidated entities	(1,963)	(19,940)
Distributions from non-consolidated entities in excess of accumulated earnings	351	140
Sale of interest in non-consolidated entity	7,000	—
Increase in deferred leasing costs	(8,754)	(10,999)
Change in escrow deposits and restricted cash	3,892	(4,508)
Real estate deposits	(49)	(410)
Net cash used in investing activities	(9,504)	(36,479)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(75,399)	(70,512)
Repurchase of exchangeable notes	(62,150)	—
Principal amortization payments	(25,540)	(26,146)
Principal payments on debt, excluding normal amortization	(214,358)	(70,956)
Change in revolving credit facility borrowings, net	93,000	—
Proceeds from term loan	215,000	—
Increase in deferred financing costs	(4,683)	(4,214)
Proceeds of mortgages and notes payable	61,500	15,000
Cash distributions to noncontrolling interests	(34,418)	(3,906)
Contributions from noncontrolling interests	889	—
Repurchase of preferred shares	(70,000)	(1,431)
Receipts on forward equity commitment, net	—	1,285
Exercise of employee common share options	44	777
Issuance of common shares, net	5,772	96,595
Net cash used in financing activities	(110,343)	(63,508)
Cash acquired in acquisition of remaining interest in NLS	8,107	—
Change in cash and cash equivalents	8,713	18,855
Cash and cash equivalents, at beginning of period	63,711	52,644
Cash and cash equivalents, at end of period	$72,424	$71,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(1)	The Company and Financial Statement Presentation

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that acquires, owns, manages and provides financing for a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties, including build-to-suit transactions. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of September 30, 2012, the Company had equity interests in approximately 225 consolidated properties in 41 states. The real properties in which the Company has an equity interest are generally subject to net-leases or similar leases where the tenant pays all or substantially all of the cost and/or cost increases for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the Company's property owner subsidiary is responsible for certain or all operating expenses.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2012 and 2011, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2011 filed with the SEC on February 28, 2012 as revised by the Company's Current Report on Form 8-K filed with the SEC on August 30, 2012 (as so revised, the "Annual Report").

Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

determination of impairment of long-lived assets, loans receivable and equity method investments, the valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.

Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures ("Topic 820"), as amended, to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The Company has formally elected to apply the portfolio exception within Topic 820 with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.

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
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
BASIC
Income (loss) from continuing operations attributable to common shareholders	$163,417	$(22,448)	$162,893	$(54,911)
Income (loss) from discontinued operations attributable to common shareholders	5,533	(14,600)	686	(56,314)
Net income (loss) attributable to common shareholders	$168,950	$(37,048)	$163,579	$(111,225)
Weighted-average number of common shares outstanding	154,980,137	157,205,530	154,564,041	151,676,401
Income (loss) per common share:
Income (loss) from continuing operations	$1.05	$(0.14)	$1.05	$(0.36)
Income (loss) from discontinued operations	0.04	(0.10)	0.01	(0.37)
Net income (loss) attributable to common shareholders	$1.09	$(0.24)	$1.06	$(0.73)

DILUTED
Income (loss) from continuing operations attributable to common shareholders	$163,417	$(22,448)	$162,893	$(54,911)
Impact of assumed conversions:
Share Options	—	—	—	—
Operating Partnership Units	475	—	913	—
6% Convertible Guaranteed Notes	2,327	—	6,980	—
Series C Preferred shares	1,573	—	4,489	—
Income (loss) from continuing operations attributable to common shareholders	167,792	(22,448)	175,275	(54,911)
Income (loss) from discontinued operations attributable to common shareholders	5,533	(14,600)	686	(56,314)
Net income (loss) attributable to common shareholders	$173,325	$(37,048)	$175,961	$(111,225)

Weighted-average common shares outstanding - basic	154,980,137	157,205,530	154,564,041	151,676,401
Effect of dilutive securities:
Share Options	344,721	—	279,699	—
Operating Partnership Units	4,400,389	—	4,479,451	—
6% Convertible Guaranteed Notes	16,419,347	—	16,412,836	—
Series C Preferred shares	4,710,570	—	4,713,043	—
Weighted-average common shares outstanding	180,855,164	157,205,530	180,449,070	151,676,401

Income (loss) per common share:
Income (loss) from continuing operations	$0.93	$(0.14)	$0.97	$(0.36)
Income (loss) from discontinued operations	0.03	(0.10)	0.01	(0.37)
Net income (loss) attributable to common shareholders	$0.96	$(0.24)	$0.98	$(0.73)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During the nine months ended September 30, 2012, the Company redeemed all outstanding shares of its 8.05% Series B Cumulative Redeemable Preferred Stock at par plus all accrued and unpaid dividends, for an aggregate redemption cost of $69,459. The redemption generated a $2,346 deemed dividend. Accordingly, net income was adjusted for this deemed dividend to arrive at net income attributable to common shareholders.

During the nine months ended September 30, 2012 and 2011, the Company repurchased and retired 34,800 and 33,896 shares, respectively, of its 6.50% Series C Cumulative Convertible Preferred Stock at an aggregate discount of $229 and $215, respectively, to the historical cost basis. These discounts constitute deemed negative dividends, offsetting other dividends, and are accretive to common shareholders. Accordingly, net income (loss) was adjusted for these dividends to arrive at net income (loss) attributable to common shareholders.

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the nine months ended September 30, 2012:

							Lease Intangibles
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value	Tenant Relationships Value
Office	Huntington, WV	January 2012	$12,558	11/2026	$1,368	$9,527	$1,405	$258
Office	Florence, SC	February 2012	$5,094	02/2024	$774	$3,629	$505	$186
Industrial	Missouri City, TX	April 2012	$23,000	04/2032	$14,555	$5,895	$2,135	$415
Industrial	Shreveport, LA	June 2012	$12,941	03/2022	$1,078	$10,134	$1,590	$139
Retail	Valdosta, GA(1)	August 2012	$8,247	08/2027	$2,128	$6,119	$—	$—
Office	Jessup, PA	August 2012	$24,917	08/2027	$2,520	$17,656	$3,336	$1,405
Office	Saint Joseph, MO	September 2012	$17,571	06/2027	$607	$14,004	$2,528	$432
			$104,328		$23,030	$66,964	$11,499	$2,835
(1) Incurred leasing costs of $488.

The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct build-to-suit projects subject to a single-tenant lease and agree to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) hire developers to construct built-to-suit projects on owned properties leased to single tenants, (3) fund the construction of build-to-suit projects on owned properties pursuant to the terms in single-tenant lease agreements or (4) enter into purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon completion.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

As of September 30, 2012, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution (million)	Estimated Purchase Price/Completion Cost (million)	Lease Term (Years)	Estimated Completion Date
Long Island City, NY(1)	Industrial	143,000	$46.7	$55.5	15	1Q 13
Eugene, OR	Office	80,000	$17.6	$17.6	15	1Q 13
Denver, CO	Office	163,000	$37.6	$37.6	15	2Q 13
Rantoul, IL(2)	Industrial	813,000	$42.6	$42.6	20	4Q 13
Opelika, AL	Retail	52,000	$8.4	$8.4	15	4Q 12
		1,251,000	$152.9	$161.7
(1) Joint venture investment. The Company has guaranteed completion to the ground owner. The guarantee obligation was valued at $1,500 and is included in accounts payable and other liabilities in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011. In addition, the Company may loan a maximum of $4,398 to the joint venture under certain circumstances. The difference between the Company's expected contribution and the estimated completion cost represents the joint venture partner's equity.
(2) Acquisition, development and construction arrangement.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of September 30, 2012, the Company's aggregate investment in development arrangements was $41,676, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheet. The Company capitalized interest of $1,693 and $882 during the nine months ended September 30, 2012 and 2011, respectively, relating to build-to-suit activities.

On September 1, 2012, the Company, together with an operating partnership subsidiary, acquired the remaining common equity interest in Net Lease Strategic Assets Fund L.P. ("NLS") from Inland American (Net Lease) Sub, LLC that the Company did not already own for a cash payment of $9,438 and the assumption of all outstanding liabilities. Immediately prior to the acquisition, the Company owned 15% of NLS's common equity and 100% of NLS's preferred equity and its investment balance in NLS was $40,047. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.  The Company's investment in NLS had previously been accounted for under the equity method and is now consolidated. The acquisition resulted in a remeasurement of the net assets acquired to fair value. The Company engaged an independent third party to determine the fair value of the assets acquired and liabilities assumed.

The following table summarizes the allocation of the fair value of amounts recognized for each major class of assets and liabilities:

Real estate assets	$325,310
Lease related intangible assets	124,330
Cash	8,107
Other assets	36,179

Total acquired assets	493,926

Secured debt	252,517
Other liabilities, including below-market leases	23,686

Total assumed liabilities	276,203

Fair value of acquired net assets (represents 100% interest)	$217,723

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The Company recognized a gain on the transaction in the unaudited condensed consolidated statement of operations of $167,864 primarily related to the revaluation of the Company's equity interest in NLS for the difference between its carrying value in NLS and the fair value of its ownership interest at acquisition.The noncontrolling interest share of the fair value of the net assets acquired was $373.

In 2007 and 2008, the Company recognized $19,422 and $31,806, respectively, in gains on sales of properties relating to the transfer of properties to NLS. In 2012, the Company determined that these gains should have been deferred and recognized as a basis adjustment to the Company's equity investment in NLS. Accordingly, the Company has recorded an adjustment to increase accumulated distributions in excess of net income and decrease investment in and advances to non-consolidated entities in the prior period's balance sheet and statements of changes in equity presented in the accompanying condensed consolidated financial statements by $51,228. The Company assessed the materiality of the adjustment and determined the amount was immaterial to previously reported financial statements. The adjustment has no impact on the Company's cash flows or liquidity.

Intangible assets and liabilities recorded in connection with the above acquisition are set forth as follows:

		Weighted Average Amortization Period (in Years)
In-place leases	$59,819	6.2
Tenant relations	24,828	4.6
Above-market leases	39,683	8.4
Total intangible assets acquired	$124,330
Below-market leases	$1,529	2.7

The Company recognized gross revenues from continuing operations of $3,739 and a net loss of $(436) from NLS properties since consolidation of NLS properties on September 1, 2012. Prior to consolidation, the Company recognized $12,902 and $15,192 of equity in earnings relating to NLS during the nine months ended September 30, 2012 and 2011, respectively.

The following unaudited condensed consolidated pro forma information is presented as if the Company acquired the remaining equity in NLS on January 1, 2011. The information excludes activity that is non-recurring and not representative of future activity, primarily the gain on acquisition of $167,864 and acquisition costs of $230 for both the three and nine months ended September 30, 2012, respectively. The information presented below is not necessarily indicative of what the actual results of operations would have been had the transaction been completed on January 1, 2011, nor does it purport to represent the Company's future operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross revenues	$94,940	$91,090	$279,653	$268,836
Net income (loss) attributable to Lexington Realty Trust shareholders	$3,969	$(39,005)	$(1,258)	$(117,454)
Net loss attributable to common shareholders	$(684)	$(45,139)	$(19,612)	$(136,068)
Net loss per common share - basic and diluted	$—	$(0.29)	$(0.13)	$(0.90)

The Company recognized aggregate acquisition expenses of $786 and $314 for the nine months ended September 30, 2012 and 2011, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

(4)	Discontinued Operations and Real Estate Impairment
During the nine months ended September 30, 2012, the Company disposed of its interest in eight properties (excluding its interest in Pemlex – see note 7) and a 6.9-acre land parcel to unrelated third parties for a gross disposition price of $129,715 and recognized an aggregate gain on sales of properties of $8,946 and net debt satisfaction charges of $1,189. In addition, the Company transferred a property to the lender in satisfaction of the $7,119 non-recourse mortgage loan and recognized a net gain on debt satisfaction of $1,728. During the nine months ended September 30, 2011, the Company sold its interests in 14 properties to unrelated third parties for an aggregate gross disposition price of $137,467, which includes the assumption of $28,648 of non-recourse mortgage debt and seller financing of $3,003. The Company recognized aggregate gains on sales of properties of $5,251 and debt satisfaction charges of $603 during the nine months ended September 30, 2011. As of September 30, 2012, the Company had one property classified as held for sale.
The following presents the operating results for the properties sold and properties classified as held for sale for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Total gross revenues	$998	$4,928	$6,993	$17,389
Pre-tax income (loss), including gains on sale	$5,570	$(14,456)	$2,643	$(67,773)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the nine months ended September 30, 2012 and 2011, the Company recognized $5,690 and $76,110, respectively, of impairment charges in discontinued operations, relating to real estate assets that were sold or were anticipated to be sold below their carrying value.

In addition, the Company recognized impairment charges of $4,262 and $38,719 in continuing operations during the nine months ended September 30, 2012 and 2011, respectively. The Company explored the possible disposition of some non-core retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values.

(5)	Loans Receivable

As of September 30, 2012 and December 31, 2011, the Company's loans receivable, including accrued interest and net of origination fees, were comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $72,786 and $66,619, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 20.0% and mature at various dates between 2012 and 2022.
During the second quarter of 2012, the Company contracted to lend up to $8,000 to fund the construction of a charter school in Homestead, Florida. The loan, which had an outstanding principal balance of $7,970 as of September 30, 2012, matures in August 2014 and accrues interest at 7.5% per annum.
During the first quarter of 2011, the Company, through a lender subsidiary, loaned $3,003 to the buyer in connection with the sale for $3,650 of a vacant industrial property. The loan is secured by the property, bears interest at 7.8% and matures in January 2013. The loan, which had an outstanding balance of $3,086 at September 30, 2012, is currently in default and the Company has initiated foreclosure proceedings. The Company believes the industrial property has an estimated fair value in excess of the Company's investment.
During 2011 and 2010, the Company, through a lender subsidiary, made a mortgage loan to an entity that owns an office property in Schaumburg, Illinois. As of September 30, 2012, the loan had an outstanding balance of $21,942, net of a $1,722 reserve allowance, and currently bears interest at 20.0%. This mortgage loan had a maturity date of January 15, 2012 with a borrower option to extend one additional year for a 50 basis point fee, which was not timely exercised. The property is net-leased through December 31, 2022 for an average annual rent of $3,968. The lender subsidiary may be

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

obligated to lend an additional amount for tenant improvement costs. The borrower defaulted on the loan causing the applicable interest rate to increase from 15.0% to 20.0% per annum. The tenant of the property has brought an action against the borrower and our lender subsidiary claiming the additional tenant improvement cost. The Company believes the office property has an estimated fair value in excess of the Company's investment and the Company has initiated foreclosure proceedings. Interest income is no longer being recorded on the note.

During 2010, the Company, through a lender subsidiary, made a $17,000 mezzanine loan to entities which, collectively, owned five medical facilities. The mezzanine loan (1) was guaranteed by a parent entity and a principal, (2) was principally secured by either ownership pledges for, second mortgage liens or mortgage liens against the medical facilities, (3) matured in December 2011 and (4) required payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The lender subsidiary received aggregate prepayments of $7,500 in December 2010 and February 2011, and the balance of $9,500 was fully repaid in December 2011.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2012, the financing receivables, other than as previously disclosed, were performing as anticipated and there were no significant delinquent amounts outstanding.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2012 and December 31, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(7,114)	$—	$(7,114)	$—
Impaired real estate assets*	$3,327	$—	$—	$3,327

	Balance	Fair Value Measurements Using
Description	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(3,236)	$—	$(3,236)	$—
Impaired real estate assets*	$133,220	$—	$—	$133,220
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$72,786	$62,570	$66,619	$54,179

Liabilities
Debt	$1,994,179	$1,945,390	$1,662,375	$1,533,205

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2012 and December 31, 2011, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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

(7)	Investment in and Advances to Non-Consolidated Entities

Pemlex LLC. In April 2011, the Company made a $14,180 noncontrolling, preferred equity investment in a joint venture, Pemlex LLC, formed to acquire an office property in Aurora, Illinois. The property was purchased by a consolidated subsidiary of the joint venture for a gross purchase price of $15,900. The property is net-leased to a single tenant through September 2017. The Company was entitled to a 15.0% internal rate of return, including a 9.6% current annual preferred return, on its investment, subject to available cash proceeds. At acquisition, the Company determined that Pemlex LLC was not a VIE. The Company recorded its investment under the equity method of accounting as it was not the controlling managing member of the entity. In October 2011, the Company became the managing member of Pemlex LLC and accordingly commenced consolidation.

In July 2012, the Company sold its interest in Pemlex LLC for $13,218 in connection with a restructuring of Pemlex LLC. In addition, the Company (1) entered into a management agreement with the purchaser that provides for a backstop guaranty to a third party who delivered a letter of credit in the amount of $2,500 as security for "bad boy" acts under the purchaser's third-party acquisition financing and (2) agreed to deliver a replacement letter of credit, if necessary, in the amount of $2,500 to the purchaser's lender during the term of the management agreement. No gain or loss was recognized in the transaction as the investment was sold at its cost basis.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC ("CDH CDO"). The Company's investments in Concord and CDH CDO were valued at zero and the Company recognized income on the cash basis. During the nine months ended September 30, 2012 and 2011, the Company received aggregate distributions of $885 and $3,170, respectively, which were recorded as equity in earnings of non-consolidated entities. During the second quarter of 2012, the Company sold all of its interest in Concord and CDH CDO for $7,000 in cash, resulting in a $7,000 gain on sale, which is included in equity in earnings of non-consolidated entities.

Other. During the third quarter of 2012, the Company formed a joint venture in which it has a minority interest. The joint venture entered into a contract to acquire a 120,000 square foot retail property in Palm Beach Gardens, Florida for $29,750 which will be net-leased at closing for an approximate 15-year term.

During the second quarter of 2012, the Company formed a joint venture, in which the Company has a 15% interest, which acquired a 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27,750. The acquisition was partially funded by a non-recourse mortgage with an original principal amount of $15,260, which bears interest at a fixed rate of 4.7% and matures in May 2017.

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
On January 13, 2012, the Company procured a $215,000 secured term loan from Wells Fargo Bank, National Association ("Wells Fargo"), as agent. The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties. The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the secured term loan will be dependent on the Company's debt rating. The Company may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings thereafter at a premium through January 12, 2016 and at par thereafter. During the nine months ended September 30, 2012, the Company entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.49% through January 2019 on the $215,000 of outstanding LIBOR-based borrowings. At September 30, 2012, the Company had $215,000 outstanding under the secured term loan (see note 16).
In addition, on January 13, 2012, the Company refinanced its $300,000 secured revolving credit facility, which was scheduled to expire in January 2014, with a new $300,000 secured revolving credit facility with KeyBank N.A. ("KeyBank"), as agent. The new secured revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at LIBOR plus 1.625% to 2.375% based on the Company's leverage ratio, as defined. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the new secured revolving credit facility will be dependent on the Company's debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at the Company's option. With the consent of the lenders, the Company can increase the size of the secured revolving credit facility by $225,000 for a total secured revolving credit facility size of $525,000 by adding properties to the borrowing base or admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined, of the properties comprising the borrowing base. At September 30, 2012, the secured revolving credit facility had an outstanding balance of $93,000, outstanding letters of credit of $3,744 and availability of $203,256. The new secured revolving credit facility and the new secured term loan are subject to financial covenants, which the Company was in compliance with at September 30, 2012 (see note 16).
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

During the first quarter of 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 144.2599 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.93 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events (see note 16).
During 2007, the Company issued an aggregate $450,000 of its 5.45% Exchangeable Guaranteed Notes due 2027. The Company prepaid $387,850 of the notes prior to 2012 and the remaining $62,150 of notes were repurchased by the Company and satisfied in January 2012 pursuant to a holder repurchase option. This resulted in debt satisfaction charges of $44.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Principal amount of debt component	$115,000	$115,000	$—	$62,150
Unamortized discount	(8,398)	(9,851)	—	(48)
Carrying amount of debt component	$106,602	$105,149	$—	$62,102
Carrying amount of equity component	$13,134	$13,134	$—	$20,293
Effective interest rate	8.1%	8.1%	—	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	—	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$45,258	$7,907	$—	$—

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations:	2012	2011	2012	2011
6.00% Convertible Guaranteed Notes
Coupon interest	$1,725	$1,725	$5,175	$5,175
Discount amortization	484	484	1,453	1,453
	$2,209	$2,209	$6,628	$6,628
5.45% Exchangeable Guaranteed Notes
Coupon interest	$—	$847	$188	$2,540
Discount amortization	—	166	34	498
	$—	$1,013	$222	$3,038

During the nine months ended September 30, 2012 and 2011, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction gains (charges), net of $(17) and $3, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
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

The Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $215,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In January 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which is being amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on these secured term loans. During the next 12 months, the Company estimates that an additional $2,044 will be reclassified as an increase to interest expense.

As of September 30, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	4	$215,000

Derivatives Not Designated as Hedges. The Company does not use derivatives for trading or speculative purposes. During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the repurchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Board of Trustees. The Company recognized an expense during the nine months ended September 30, 2011 of $4,318 primarily relating to the change in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011.

	As of September 30, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$7,114	Accounts Payable and Other Liabilities	$3,236

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011.

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2012	2011		2012	2011
Interest Rate Swaps	$(8,746)	$(814)	Interest expense	$415	$2,156

Derivatives Not Designated as	Location of Loss Recognized in	Amount of Loss Recognized in Income on Derivative September 30,
Hedging Instruments	Income on Derivative	2012	2011
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$—	$(4,318)

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2012, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2012 and 2011, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2012 and 2011, the Company issued 777,882 and 733,673 common shares, respectively, under its direct share purchase plan, raising net proceeds of approximately $6,079 and $6,090, respectively. During the nine months ended September 30, 2011, the Company issued 10,000,000 common shares in a public offering generating net proceeds of $90,505. The proceeds were used for general working capital; primarily to fund investments and retire indebtedness.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Accumulated other comprehensive income (loss) as of September 30, 2012 and December 31, 2011 represented $(6,393) and $1,938, respectively, of unrealized gain (loss) on interest rate swaps, net.
Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable for common shares at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable for approximately 1.13 common shares, subject to future adjustments.
During the nine months ended September 30, 2012 and 2011, 211,138 and 340,550 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $1,099 and $1,876, respectively.
As of September 30, 2012, there were approximately 3,839,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months ended September 30,
	2012	2011
Net income (loss) attributable to Lexington Realty Trust shareholders	$182,663	$(92,611)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,099	1,876
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$183,762	$(90,735)

(12)	Related Party Transactions

In addition to the related party transactions previously disclosed, including in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and the audited consolidated financial statements in the Annual Report, the Company has an indemnity obligation to one of its significant shareholders with respect to actions by the Company that affect the significant shareholder's status as a REIT.

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of September 30, 2012, the Company had one outstanding guaranty for (1) the completion of the base building improvements for an office property in Orlando, Florida, which, as of September 30, 2012, were estimated to be $8,133 and (2) the payment of a related tenant improvement allowance of $7,572.

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
September 30, 2012 and 2011
(Unaudited and dollars in thousands, except share/unit data)

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). As previously disclosed, following a successful motion for summary judgment by the plaintiff and an unsuccessful motion for summary judgment by the Company and its applicable subsidiaries and the determination of damages by a special referee, the Company settled this litigation during the three months ended September 30, 2012 for a cash payment of $2,775 and mutual releases.

(14)	Benefit Plans

The Company recognizes compensation expense relating to options issued under the Company's equity award plan over an average of 5.0 years for the options issued in 2010 and 3.6 years for the options issued in 2008. The Company recognized $937 and $1,038 in compensation expense during each of the nine months ended September 30, 2012 and 2011, respectively, and has unrecognized compensation costs of $2,818 relating to the outstanding options as of September 30, 2012.

During the nine months ended September 30, 2012 and 2011, the Company recognized $2,270 and $1,569, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

(15)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2012 and 2011, the Company paid $78,042 and $82,600, respectively, for interest and $977 and $1,352, respectively, for income taxes.

(16)	Subsequent Events

Subsequent to September 30, 2012 and in addition to disclosures elsewhere in the financial statements, the Company:

•
issued 17,250,000 common shares in a public offering raising net proceeds of approximately $156,292. The net proceeds were primarily used to satisfy $93,000 of outstanding debt on the Company's secured credit facility and $57,450 to satisfy a portion of the debt assumed in the NLS acquisition;

•	exercised a $40,000 accordion feature within the Company's secured term loan;

•	converted $20,354 original principal amount of 6.00% Convertible Guaranteed Notes to 2,936,266 common shares for a cash payment of $1,676 plus accrued and unpaid interest on the notes; and
•sold a vacant retail property in Fort Worth, Texas for $2,500.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012. The result of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the full year.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2012 and 2011, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 28, 2012, as revised by our Current Report on Form 8-K filed with the SEC on August 30, 2012, which we refer to as so revised as our Annual Report. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 8, 2012 and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

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

As of September 30, 2012, we had equity ownership interests in approximately 225 consolidated real estate properties, located in 41 states and encompassing approximately 41.1 million square feet, approximately 97.5% of which was leased. Our historical same-store occupancy was 97.3% as of September 30, 2012, compared to 96.5% as of September 30, 2011. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, technology, energy, automotive and consumer products.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments, (2) re-lease properties that are vacant, or may become vacant at favorable rental rates and (3) earn fee income.

Business Strategy. We continue to implement strategies which we believe will provide shareholders with dividend growth and capital appreciation. We believe that having a strong balance sheet supports these objectives. Since 2008, we have strengthened our balance sheet primarily by (1) repurchasing and retiring our debt and senior securities or by extending their maturity date, (2)

financing properties at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt, (3) issuing equity when market conditions are favorable and (4) selling non-core and underperforming assets. We have used proceeds from non-core and underperforming asset sales and issuances of common shares primarily to repurchase or retire our debt and acquire core single-tenant commercial properties.

Our core assets consist of general purpose, net-leased commercial assets, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as schools and medical facilities. Education and health care are growing sectors of the U.S. economy and we have seen demand for build-to-suit transactions involving charter schools, private schools and medical facilities. A component of our business strategy includes exploring these other asset types when they are subject to long-term leases that will extend the weighted-average lease term of our portfolio. We intend to mitigate residual value risk associated with such assets by acquiring such assets through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices.

When opportunities arise, we make investments in single-tenant commercial assets, which we believe will generate favorable returns. We grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net-leases, (3) acquiring properties already subject to net-leases and (4) making mortgage and mezzanine loans generally secured by single tenant buildings.

Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady growth while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we endeavor to stay focused on enhancing operating results, improving portfolio quality, mitigating risks relating to interest rates and the real estate cycle and implementing strategies where our management's skills and real estate expertise can add value. We believe that our business strategy will continue to improve our liquidity, strengthen our overall balance sheet and generate cash flow.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of tenants of properties to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) subscribing to Standard & Poor's and Moody's Investor Services, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses, and (4) monitoring the timeliness of rent collections.

During the third quarter of 2012, we entered into 17 new leases and lease extensions encompassing approximately 1.4 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was approximately $11.65 per square foot compared to the average GAAP base rent on these leases before extension of $8.99 per square foot. The weighted-average cost of tenant improvements and lease commissions was approximately $16.77 per square foot for new leases and $5.60 per square foot for extended leases.

Third Quarter 2012 Transaction Summary

The following summarizes our significant transactions during the three months ended September 30, 2012.

Investments.

•
Acquired Inland American (Net Lease) Sub, LLC’s interest in Net Lease Strategic Assets Fund L.P., which we refer to as NLS, for $9.4 million.  As a result, we now control, including through one of our operating partnership subsidiaries, 100% of NLS.   At acquisition, NLS had cash balances of $8.1 million and approximately $258.0 million of consolidated debt. As of September 30, 2012, NLS had 40 properties totaling 5.5 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.

•
Entered into a build-to-suit arrangement with an $8.4 million commitment to construct a 52,000 square foot retail property in Opelika, Alabama, which will be net-leased upon completion for a 15-year term.

•	Completed a 150,000 square foot build-to-suit office property in Jessup, Pennsylvania for a project cost of $24.9 million. The property is net-leased for a 15-year term.

•	Closed on the acquisition of a 99,000 square foot build-to-suit office property in St. Joseph, Missouri for a capitalized cost of $17.6 million. The property is net-leased for a 15-year term.

•
Entered into a build-to-suit arrangement with a $42.6 million commitment to construct a 813,000 square foot industrial property in Rantoul, Illinois, which will be net-leased upon completion for a 20-year term.

•
Formed a joint venture in which we have a minority ownership interest. The joint venture entered into a contract to acquire a 120,000 square foot retail property in Palm Beach Gardens, Florida for $29.8 million, which will be net-leased at closing for an approximately 15-year term.

•	Completed a 52,000 square foot build-to-suit retail property in Valdosta, Georgia for a project cost of approximately $8.7 million. The property is net-leased for a 15-year term.
We can give no assurances that any acquisitions under contract or build-to-suit transactions will be consummated.

Dispositions.

•
Sold our interest in Pemlex LLC for $13.2 million in connection with a restructuring of Pemlex LLC.  In addition, we (1) entered into a management agreement with the purchaser that provides for a backstop guaranty to a third party who delivered a letter of credit in the amount of $2.5 million as security for “bad boy” acts under the purchaser’s third-party acquisition financing and (2) agreed to deliver a replacement letter of credit, if necessary, in the amount of $2.5 million to the purchaser’s lender during the term of the management agreement.

•	Disposed of our interest in three properties to unaffiliated third parties for an aggregate gross sales price of $54.9 million.
Debt.

•	Satisfied $75.1 million of non-recourse mortgage debt on five properties which had a weighted-average interest rate of 6.4%.

•	Borrowed $9.0 million on our secured term loan that expires in 2019 and swapped the LIBOR component of the rate for an all-in fixed rate of 3.4% on such borrowing.

Subsequent to Quarter End Highlights

•	See note 16 to our unaudited condensed consolidated financial statements contained in this Quarterly Report, which is incorporated by reference herein.

Acquisition and Development Activity
Our acquisition and development activity for 2012 has consisted primarily of build-to-suit transactions whereby we (1) engage in build-to-suit transactions by hiring a developer, or providing funding to a tenant, to develop a property, or (2) provide capital to developers who are engaged in build-to-suit transactions and commit to purchase the property upon completion.
During the nine months ended September 30, 2012, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot(4)
Huntington, WV(1)	Office	69	$12.6	1Q 2012	15	$182.81
Florence, SC(2)	Office	32	$5.1	1Q 2012	12	$159.18
Missouri City, TX(3)	Industrial	—	$23.0	2Q 2012	20	$—
Shreveport, LA(1)	Industrial	258	$12.9	2Q 2012	10	$50.19
Valdosta, GA(5)	Retail	52	$8.7	3Q 2012	15	$167.98
Jessup, PA(2)	Office	150	$24.9	3Q 2012	15	$136.12
Saint Joseph, MO(1)	Office	99	$17.6	3Q 2012	15	$177.76
		660	$104.8
(1) We provided capital to the developer and committed to purchase upon completion.
(2) We hired a developer to develop this property. For Jessup, PA, we received $4.5 million from the tenant to construct the property.
(3) We acquired 152 acres from an unaffiliated third party.
(4) No leasing costs were incurred other than $0.5 million on Valdosta.
(5) We provided the tenant with funds to develop the property.

The following is a summary of our on-going build-to-suit transactions as of September 30, 2012:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 9/30/12(1) (millions)
Long Island City, NY(2)	Industrial	143	$46.7	1Q 2013	$22.5
Eugene, OR(3)	Office	80	$17.6	1Q 2013	$1.7
Denver, CO(4)	Office	163	$37.6	2Q 2013	$11.7
Rantoul, IL(5)	Industrial	813	$42.6	4Q 2013	$6.5
Opelika, AL(6)	Retail	52	$8.4	4Q 2012	$2.6
		1,251	$152.9		$45.0
(1) Balance includes equity credits received.
(2) Joint venture investment with a developer. We are providing the capital to the developer.
(3) We deposited $1.7 million and a $1.6 million letter of credit with the developer and have committed to purchase upon completion.
(4) We hired a developer to develop this property.
(5) We are providing the capital to the developer and have committed to purchase upon completion.
(6) We are providing the tenant with the funds to develop the property.

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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our secured credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other alternatives, will provide the necessary capital required by our business.
We generally seek to finance our balance sheet with property specific non-recourse mortgage debt, corporate level debt and equity. At September 30, 2012, we had $33.9 million and $238.0 million of property specific non-recourse mortgage debt maturing in 2012 and 2013, respectively. We believe we have sufficient sources of liquidity at September 30, 2012 to meet these obligations through cash on hand ($72.4 million), borrowing capacity on our revolving credit facility ($203.3 million), which expires in 2015, but can be extended by us to 2016, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. In January 2012, the lender to one of our property owner subsidiaries foreclosed on a vacant office property in Tulsa, Oklahoma in satisfaction of the $7.1 million outstanding non-recourse mortgage loan.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $120.5 million for the nine months ended September 30, 2012 from $118.8 million for the nine months ended September 30, 2011. The increase is primarily related to operating results resulting from acquisitions and a decrease in interest payments due to deleveraging, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the majority of our tenants' leases enhances cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $9.5 million and $36.5 million during the nine months ended September 30, 2012 and 2011, respectively. Cash used in investing activities related primarily to acquisitions of real estate, the acquisition of the remaining interest in NLS, investments in non-consolidated investments, investments in real estate under construction and loans receivable, capital expenditures, increases in leasing costs, escrow deposits and restricted cash. Cash provided by investing activities related primarily to proceeds from the sale of properties and investments, distributions from non-consolidated entities in excess of accumulated earnings, release of escrow deposits and restricted cash and principal receipts on loans receivable.
Net cash used in financing activities totaled $110.3 million and $63.5 million during the nine months ended September 30, 2012 and 2011, respectively. Cash provided by financing activities related primarily to proceeds from our secured term loan and revolving credit facility advances, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, repurchases of debt instruments and preferred shares, principal payments on debt and increases in deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $75.4 million in the nine months ended September 30, 2012, compared to $70.5 million in the nine months ended September 30, 2011. This increase resulted from an increase in our quarterly common share dividend paid in the first nine months of 2012 to $0.125 per common share compared to $0.115 per common share per quarter paid in 2011. In addition, we increased our quarterly common share dividend paid in October 2012 to $0.15 per common share.
UPREIT Structure. As of September 30, 2012, there were approximately 3.8 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $41.8 million based on the closing price of $9.66 per common share on September 28, 2012 and a redemption factor of approximately 1.13.
Financings. On January 13, 2012, we procured a $215.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan is secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties.  The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the secured term loan will be dependent on our debt rating. We may not prepay any outstanding borrowings under the secured term loan through January 12, 2013, but may prepay outstanding borrowings thereafter at a premium through January 12, 2016 and at par thereafter.
Also on January 13, 2012, we refinanced our $300.0 million secured revolving credit facility procured in January 2011, which was scheduled to expire in January 2014, with a new $300.0 million secured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. The new secured revolving credit facility has the same security as the new secured term loan. The new secured revolving credit facility bears interest at LIBOR plus 1.625% to 2.375% based on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade credit rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the secured revolving credit facility will be dependent on our debt rating. The new secured revolving credit facility matures in January 2015 but can be extended until January 2016 at our option. With the consent of the lenders, we can increase the size of the secured revolving credit facility by $225.0 million for a total secured revolving credit facility size of $525.0 million by adding properties to the borrowing base and admitting additional lenders. The borrowing availability of the secured revolving credit facility is based upon the net operating income, as defined therein, of the properties comprising the borrowing base.
We used the new secured term loan to fund build-to-suit construction projects, acquire properties and refinance certain indebtedness, the majority of which was maturing in 2012. During the nine months ended September 30, 2012, we borrowed $215.0 million under the secured term loan and $93.0 million, net, under the secured revolving credit facility in the aggregate to primarily repay (1) $60.6 million of term loans, which were procured from KeyBank in March 2008, (2) $62.2 million outstanding principal amount of our 5.45% Exchangeable Guaranteed Notes pursuant to a holder repurchase option in January 2012 and (3) $128.1 million in non-recourse property specific mortgages. We entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.49% on the $215.0 million of secured term loan LIBOR-based debt through January 2019. Accordingly, the amount outstanding under the secured new term loan bears interest at a weighted-average rate of 3.74% as of September 30, 2012. As of September 30, 2012, we were in compliance with the financial covenants contained in the secured term loan and secured revolving credit facility agreements. Subsequent to September 30, 2012, we exercised an accordion feature within the term loan facility to increase the principal amount under the secured term loan to $255.0 million, all of which is currently outstanding.

During the second quarter of 2012, we financed the Transamerica Tower in Baltimore, Maryland, together with the adjacent parking garage, with a non-recourse mortgage loan in the original principal amount of $55.0 million which bears interest at a fixed rate of 4.32% and matures in 2023.
Common Offering
In October 2012, we issued 17.25 million common shares in a public offering generating net proceeds of approximately $156.3 million. We used a portion of the net proceeds to satisfy the $93.0 million outstanding balance on our secured revolving credit facility and $57.5 million of indebtedness assumed in the NLS acquisition.
Results of Operations
Three months ended September 30, 2012 compared with three months ended September 30, 2011. The increase in total gross revenues in 2012 of $7.8 million was primarily attributable to an increase in rental revenue of $8.6 million offset in part by a decrease in tenant reimbursements of $0.8 million. Rental revenue increased primarily due to (1) new property acquisition revenue of $5.9 million, including $3.7 million from NLS properties acquired on September 1, 2012, (2) increased occupancy revenue from Transamerica Tower in Baltimore, Maryland of $2.2 million and (3) $1.2 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease and offset in part by lower renewal rents and lease expirations, primarily $1.2 million at our Farmington Hills, Michigan property.
The decrease in interest and amortization expense of $2.0 million was primarily due to (1) a reduction in the weighted-average interest rate on outstanding indebtedness, (2) retirement of debt which had corresponding debt discount amortization and (3) greater interest capitalized.
The increase in general and administrative expense of $0.7 million was primarily due to a $1.1 million increase in personnel costs offset in part by a $0.3 million reduction in professional fees.
The decrease in non-operating income of $2.0 million was primarily the result of reduced interest income recognized due to loan receivables repayments in 2011 and 2012 coupled with a reduction in interest income recognized on a loan receivable secured by an office property in Schaumburg, Illinois, which is currently in default. We have brought a foreclosure action against the borrower and believe that the property value is in excess of the mortgage balance and any future funding requirements.
The change in value of forward equity commitment of $9.9 million was primarily due to the settlement of the commitment in October 2011.
The gain on acquisition of $167.9 million primarily represents the gain recognized due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in NLS.
Impairment charges decreased by $6.6 million due to the timing of triggering events on properties held and used in operations.
The decrease in equity in earnings of non-consolidated entities of $5.2 million was primarily due to (1) a $1.7 million decrease in earnings from NLS primarily due to the consolidation of NLS on September 1, 2012, (2) $2.5 million recognized on our investment in Concord Debt Holdings LLC, or Concord, in 2011, which was sold in 2012, (3) a $0.7 million reduction due to the consolidation in 2012 of a previously non-consolidated property and (4) a reduction in earnings from various joint ventures of $0.3 million.
Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $20.0 million was primarily due to a decrease in impairment charges of $15.2 million and an increase in gains on sales of properties of $6.1 million offset in part by a $1.2 million debt satisfaction charge, net, incurred in relation to a sale of a property.
The increase in net income attributable to noncontrolling interests of $0.7 million was primarily due to a decrease in impairment charges incurred by non-wholly owned entities.
The increase in net income attributable to common shareholders of $206.0 million was primarily due to the items discussed above.
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

Nine months ended September 30, 2012 compared with nine months ended September 30, 2011. The increase in total gross revenues in 2012 of $14.7 million was primarily attributable to an increase in rental revenue of $16.4 million offset in part by a decrease in tenant reimbursements and advisory and incentive fees of $1.3 million and $0.4 million, respectively. The increase in rental revenue was primarily due to (1) new property acquisition revenue of $12.7 million, including $3.7 million from NLS properties acquired on September 1, 2012, (2) increased occupancy revenue from Transmerica Tower in Baltimore, Maryland of $6.1 million and (3) $2.1 million of revenue recognized on our office property in Orlando, Florida due to commencement of a new lease. These increases were partially offset by a decrease in revenue of $3.5 million in our office property in Farmington Hills, Michigan due to lease rollover.
The decrease in interest and amortization expense of $6.8 million was primarily due to (1) a reduction in the weighted-average interest rate on outstanding indebtedness, (2) retirement of debt which had corresponding debt discount amortization, (3) lower deferred financing cost amortization and (4) greater interest capitalized.
Depreciation and amortization decreased $1.7 million primarily due to assets being fully amortized in 2011 and reduced basis for impaired assets.
The increase in general and administrative expense of $1.3 million was primarily due to a $1.6 million increase in personnel costs offset in part by a $0.2 million reduction in professional fees.
Non-operating income decreased $3.4 million primarily due to the satisfaction of notes receivable resulting in less interest earned and reduced interest income earned on a note receivable currently in default secured by an office property in Schaumburg, Illinois.
The change in the value of our forward equity commitment of $4.3 million was primarily due to the settlement of the commitment in October 2011.
The litigation reserve of $2.8 million as of September 30, 2012 relates to a litigation that has been settled with a payment by us of $2.8 million.
The increase in debt satisfaction charges, net of $1.6 million was primarily due to the write-off of deferred financing costs relating to the satisfaction of the $60.6 million term loans during the first quarter of 2012.
The gain on acquisition of $167.9 million primarily represents the gain recognized due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in NLS.
Impairment charges decreased by $34.5 million due to the timing of triggering events on properties held and used in operations.
The increase in the provision for income taxes of $1.9 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our wholly-owned taxable REIT subsidiary to the REIT itself during the first quarter of 2011.
The increase in equity in earnings of non-consolidated entities of $0.8 million was primarily due to a $4.5 million increase in earnings recognized on our interests in Concord and CDH CDO LLC and a $1.6 million impairment charge recognized in 2011 on an investment in a non-consolidated entity, offset in part by (1) a $2.7 million decrease in earnings from NLS primarily due to an amendment of the partnership agreement and the consolidation of NLS on September 1, 2012, (2) a $1.4 million reduction due to the consolidation in 2012 of a previously non-consolidated property and (3) a reduction in earnings from various joint ventures of $1.2 million.
Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $70.4 million was primarily due to a decrease in impairment charges of $70.4 million, an increase in gains on sales of properties of $3.7 million and an increase in debt satisfaction gains, net of $1.1 million, offset in part by a $4.8 million increase in loss from discontinued operations.
The increase in net income attributable to noncontrolling interests of $14.9 million was primarily due to a decrease in impairment charges incurred by non-wholly owned entities.
The increase in net income attributable to common shareholders of $274.8 million was primarily due to the items discussed above.

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
We present Reported Company FFO, which differs from FFO because it includes our operating partnership units, our 6.50% Series C Cumulative Convertible Preferred Stock, and our 6.00% Convertible Guaranteed Notes because these securities are convertible, at the holder's option, into our common shares. Management believes this is appropriate and relevant to securities analysts, investors and other interested parties because we present Reported Company FFO on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, were converted. We also present Company FFO, as adjusted, which adjusts Reported Company FFO for certain items which we believe are nonrecurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, Reported Company FFO and Company FFO, as adjusted, may not be comparable to similarly titled measures as reported by others. Reported Company FFO and Company FFO, as adjusted, should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income (loss) attributable to Lexington Realty Trust to Reported Company FFO and Company FFO, as adjusted, for the three and nine months ended September 30, 2012 and 2011 (unaudited and dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to Lexington Realty Trust shareholders	$174,541	$(30,914)	$182,663	$(92,611)
Adjustments:
Depreciation and amortization	39,190	41,279	118,809	120,797
Impairment charges - real estate	4,262	26,060	9,952	114,829
Impairment charges - joint venture	—	3,252	—	4,811
Noncontrolling interests - OP units	475	643	913	(315)
Amortization of leasing commissions	1,212	975	3,509	2,848
Joint venture and noncontrolling interest adjustment	(911)	(6,289)	15	(20,270)
Preferred dividends - Series B & D	(2,926)	(4,516)	(11,075)	(13,547)
Gains on sales of properties	(6,276)	(182)	(8,946)	(5,251)
Gain on sale - joint venture investment	—	—	(7,000)	—
Gain on acquisition	(167,864)	—	(167,864)	—
Interest and amortization on 6.00% Convertible Guaranteed Notes	2,327	2,327	6,980	6,980
Reported Company FFO	44,030	32,635	127,956	118,271
Debt satisfaction charges, net	1,177	6	1,100	600
Forward equity commitment	—	9,866	—	4,318
Litigation reserve	(25)	—	2,775	—
Gains on loan sales - joint venture	—	(1,927)	—	(1,927)
Other	276	860	598	3,110
Company FFO, as adjusted	$45,458	$41,440	$132,429	$124,372

Per Share Amounts
Basic:
Reported Company FFO	$0.24	$0.18	$0.71	$0.66
Company FFO, as adjusted	$0.25	$0.23	$0.73	$0.71

Diluted:
Reported Company FFO	$0.24	$0.18	$0.71	$0.66
Company FFO, as adjusted	$0.25	$0.23	$0.73	$0.71

	Three Months Ended September 30,		Nine Months Ended September 30,
Basic:	2012	2011	2012	2011
Weighted-average common shares outstanding - EPS basic	154,980,137	157,205,530	154,564,041	151,676,401
6.00% Convertible Guaranteed Notes	16,419,347	16,230,905	16,412,836	16,230,905
Non-vested share-based payment awards	245,166	112,473	200,741	118,572
Operating Partnership Units	4,400,389	4,618,948	4,479,451	4,779,896
Preferred Shares - Series C	4,710,570	5,044,564	4,713,043	5,066,264
Weighted-average common shares outstanding - Reported Company FFO basic	180,755,609	183,212,420	180,370,112	177,872,038
Adjustments:
Forward equity commitment settlement	—	(3,533,848)	—	(3,468,421)
Weighted-average common shares outstanding - Company FFO, as adjusted	180,755,609	179,678,572	180,370,112	174,403,617

Diluted:
Weighted-average common shares outstanding - Reported Company FFO basic	180,755,609	183,212,420	180,370,112	177,872,038
Options - Incremental shares	344,721	116,970	279,699	269,396
Weighted-average common shares outstanding - Reported Company FFO diluted	181,100,330	183,329,390	180,649,811	178,141,434
Adjustments:
Forward equity commitment settlement	—	(3,533,848)	—	(3,468,421)
Weighted-average common shares outstanding - Company FFO, as adjusted	181,100,330	179,795,542	180,649,811	174,673,013

Off-Balance Sheet Arrangements

Non-Consolidated Entities. As of September 30, 2012, we had investments in various non-consolidated entities with varying structures including our investments in real estate limited partnerships. Some of the non-consolidated real estate investments owned by these entities are financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lender's sole recourse with respect to borrower defaults is limited to the value of the asset collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified "bad boy" exceptions listed in the particular loan documents. These exceptions generally relate to limited circumstances including fraud and breaches of material representations.

In addition, we had $3.7 million in outstanding letters of credit at September 30, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $150.5 million as of September 30, 2012, which represented 7.5% of total long-term indebtedness. There was no variable-rate indebtedness outstanding during the three months ended September 30, 2011. During the three months ended September 30, 2012, our variable-rate indebtedness had a weighted-average interest rate of 2.2%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2012 would have been increased by approximately $186 thousand. During the nine months ended September 30, 2012 and 2011, our variable interest rate indebtedness had a weighted-average interest rate of 2.5% and 3.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2012 and 2011 would have been increased by approximately $473 thousand and $17 thousand, respectively. As of September 30, 2012 and 2011, our consolidated fixed-rate debt was approximately $1.9 billion and $1.7 billion, respectively, which represented 92.5% and 100.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows is subjective and may be imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2012 and are indicative of the interest rate environment as of September 30, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.8 billion as of September 30, 2012.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of the date of filing this Quarterly Report, we have four interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 28, 2012 and our Quarterly Report on Form 10-Q filed with the SEC on August 8, 2012, which are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2012 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2012	—	$—	—	1,056,731
August 1 - 31, 2012	—	$—	—	1,056,731
September 1 -30, 2012	—	$—	—	1,056,731
Third quarter 2012	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007 in the original amount of 5.9 million common shares/operating partnership units.

See (i) note 2 to the unaudited condensed consolidated financial statements for a description of repurchases of shares of our 8.05% Series B Cumulative Redeemable Stock and 6.50% Series C Cumulative Convertible Preferred Stock and (ii) note 8 to the unaudited condensed consolidated financial statements for a description of the repurchase of all our outstanding 5.45% Exchangeable Guaranteed Notes.

Subsequent to September 30, 2012, we issued 2.9 million common shares upon conversion of $20.4 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated current conversion rate of 144.2599 common shares per $1,000 principal amount of the notes. The conversion was pursuant to (1) a conversion agreement and (2) an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. In connection with the conversion, we made a cash payment to the converting holder in the amount of approximately $1.7 million, plus accrued and unpaid interest with respect to the notes being converted.

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
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2009 (the “01/02/09 8-K”))(1)

4.9	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2009)(1)

4.10	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 6.00% Convertible Guaranteed Notes due 2030 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2010)(1)

4.11
Seventh Supplemental Indenture, dated as of September 28, 2012, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 3, 2012)(1)

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
First Amendment to Amended and Restated Agreement, dated as of June 22, 2012, by and among the Company, LCIF and LCIF II, each of the lenders party thereto, and KeyBank National Association, as administrative agent. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 22, 2012)(1)

10.18
Second Amendment to Amended and Restated Credit Agreement, dated as of October 9, 2012, by and among the Company, LCIF and LCIF II, each of the lenders party thereto, and KeyBank National Association as administrative agent (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed October 9, 2012 (the "10/9/12 8-K"))(1)

10.19	—
Term Loan Agreement, dated as of January 13, 2012 among the Company, LCIF and LCIF II, as borrowers, certain subsidiaries of the Company, as guarantors, Wells Fargo Bank, National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 01/17/12 8-K)(1)

10.20	—
First Amendment to Term Loan Agreement, dated as of June 22, 2012, by and among the Company, LCIF and LCIF II, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 22, 2011)(1)

10.21
Second Amendment to Term Loan Agreement, dated as of October 9, 2012, by and among the Company, LCIF, LCIF II, each of the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (filed as Exhibit 10.2 to the 10/9/12 8-K)(1)

10.22	—
Intercreditor Agreement, dated as of January 13, 2012, among the Company, LCIF, LCIF II, the other grantors party thereto, KeyBank, National Association, and Wells Fargo Bank, National Association (filed as Exhibit 10.3 to the 01/17/12 8-K)(1)

10.23	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.24	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.25	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to Newkirk’s S-11)(1)

10.26	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.27	—
Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)

10.28	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.29	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.30	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.31
Agreement Regarding Disposition of Property and Other Matters, dated April 27, 2012, among the Company, LMLP GP LLC, Inland American (Net Lease) Sub, LLC and NLSAF (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012)(1)

10.32
Interest Purchase and Sale Agreement, dated as of August 31, 2012, among the Company, LCIF and Inland American (Net Lease) Sub, LLC, LMLP GP LLC and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2012)(1)

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

(5)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2012 and 2011; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2012 and 2011; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text. The XBRL related information shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 7, 2012	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	November 7, 2012	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)