Form 10-K
period 2012-12-31
LEXINGTON REALTY TRUST
filed 2013-02-25
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________
Commission file number 1-12386
LEXINGTON REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, Suite 4015
New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of beneficial interest, par value $0.0001, classified as Common Stock	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001	New York Stock Exchange
7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001	New York Stock Exchange
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
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of the registrant held by non-affiliates as of June 29, 2012, which was the last business day of the registrant's most recently completed second fiscal quarter, was $1,293,326,650 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $8.47 per share.
Number of common shares outstanding as of February 21, 2013 was 188,840,892.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for registrant's Annual Meeting of Shareholders, to be held on May 21, 2013, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I.
Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company or only the parent company and consolidated entities. All interests in properties are held through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes.
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. When we use the term “REIT” we mean real estate investment trust. All references to 2012, 2011 and 2010 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2012, December 31, 2011 and December 31, 2010, respectively.
Management of our interests in properties is generally conducted through Lexington Realty Advisors, Inc., a taxable REIT subsidiary, which we refer to as LRA, or through a property management joint venture subsidiary.
When we use the term “GAAP” we mean United States generally accepted accounting principles.
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

Item 1. Business

General

We are a self-managed and self-administered REIT formed under the laws of the state of Maryland. Our primary business is the investment in and acquisition, ownership, financing and management of a geographically diverse portfolio consisting of predominantly single-tenant office, industrial and retail properties. Our core assets primarily consist of general purpose, efficient, single-tenant office and industrial assets, in well-located and growing markets or critical to the tenant's business. A majority of these properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. In addition, we acquire, originate and hold investments in loan assets and debt securities related to single-tenant real estate.
As of December 31, 2012, we had equity ownership interests in approximately 220 consolidated real estate properties, located in 41 states and containing an aggregate of approximately 41.2 million square feet of space, approximately 97.3% of which was leased. In 2012, 2011 and 2010, no tenant/guarantor represented greater than 10.0% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2012, we had two outstanding classes of beneficial interest classified as preferred stock, which we refer to as preferred shares: (1) 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, which we refer to as our Series C Preferred Shares, and (2) 7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share, which we refer to as our Series D Preferred Shares. Our common shares, Series C Preferred Shares and Series D Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP”, “LXPPRC” and “LXPPRD”, respectively.

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

History
Our predecessor was organized in the state of Delaware in October 1993 upon the combination of two investment programs, Lepercq Corporate Income Fund L.P., which we refer to as LCIF, and Lepercq Corporate Income Fund II L.P., which we refer to as LCIF II, which were formed to acquire net-lease real estate assets providing current income. Our predecessor was merged into Lexington Corporate Properties Trust, a Maryland statutory REIT, on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust and was the successor in a merger with Newkirk Realty Trust, or Newkirk, which we refer to as the Newkirk Merger. All of Newkirk's operations were conducted, and all of its assets were held, through its master limited partnership, subsequently named The Lexington Master Limited Partnership, which we refer to as the MLP. As of December 31, 2008, the MLP was merged with and into us.
We are structured as an umbrella partnership REIT, or UPREIT, as a portion of our business is conducted through our two operating partnership subsidiaries: (1) LCIF and (2) LCIF II. On December 31, 2010, a third operating partnership subsidiary, Net 3 Acquisition L.P., was merged with and into us. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. We are party to funding agreements with our operating partnerships under which we may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through our operating partnerships by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. As of December 31, 2012, there were approximately 3.8 million OP units outstanding, other than OP units held directly or indirectly by us, that are currently redeemable for approximately 4.3 million common shares if we satisfy redemptions entirely with common shares.
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

Objectives and Strategy
General. We continue to implement strategies which we believe will provide shareholders with dividend growth and capital appreciation. We believe that having a strong balance sheet supports these objectives. Since 2008, we believe we have strengthened our balance sheet primarily by (1) repurchasing and retiring our debt and senior securities or by extending their maturity date, (2) financing our properties with non-recourse mortgage debt or corporate credit facilities and term loans at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt, (3) issuing equity when market conditions are favorable and (4) selling non-core and underperforming assets. We have used proceeds from non-core and underperforming asset sales and issuances of common shares primarily to repurchase or retire our debt and acquire core assets.
Our core assets consist of general purpose, single-tenant net-leased office and industrial assets, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as retail facilities, schools and medical facilities. We believe education and health care are growing sectors of the U.S. economy and we have seen demand for build-to-suit transactions involving charter schools, private schools and medical facilities. A component of our business strategy includes exploring these other asset types when they are subject to long-term leases that will extend the weighted-average lease term of our portfolio. We intend to mitigate residual value risk associated with such assets by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices.
When opportunities arise, we intend to make investments in single-tenant assets, which we believe will generate favorable returns. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases, (3) acquiring properties already subject to net or similar leases and (4) making mortgage and mezzanine loans generally secured by single-tenant properties subject to net or similar leases.

As part of our ongoing business efforts, we expect to continue to (1) recycle capital in compliance with regulatory and contractual requirements, (2) refinance or repurchase outstanding indebtedness when advisable, including converting secured debt to unsecured debt, (3) effect strategic transactions, portfolio and individual property acquisitions and dispositions, (4) expand existing properties, (5) execute new leases with tenants, (6) extend lease maturities in advance of or at expiration and (7) explore new business lines and operating platforms. Additionally, we may continue to enter into joint ventures and co-investment programs with third-party investors as a means of creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.
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
Capital Recycling. We began to dispose of our interests in non-core assets following the Newkirk merger, subject to regulatory and contractual requirements. During 2012 and 2011, we used the proceeds from dispositions to primarily make investments and retire debt and preferred securities. During 2010, we used the proceeds from dispositions to primarily retire debt. We continue to be focused on the disposition of our interests in non-core assets, including vacant and under-performing assets.
Occasionally, we provide seller financing as a means of efficiently disposing of an asset. As a result, if a buyer defaults under the seller financing, we will once again be the owner of the underlying asset.
Acquisition Strategies. When market conditions warrant, we seek to enhance our single-tenant property portfolio through acquisitions of interests in core assets, including build-to-suit transactions and investments in loan assets and debt securities directly or indirectly secured by core assets. Prior to effecting any acquisition, our underwriting includes analyzing the (1) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region, (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions, (3) present and anticipated conditions in the local real estate market and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. To the extent of information publicly available or made available to us, we also evaluate each potential tenant's financial strength, growth prospects, competitive position within its respective industry and a property's strategic location and function within a tenant's operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.
Acquisitions of Individual Net-lease Properties. We seek to acquire individual properties from (1) creditworthy companies in sale/leaseback transactions for properties that are integral to the sellers'/tenants' ongoing operations, (2) developers of newly constructed properties built to suit the needs of a corporate tenant by financing the project during the construction phase and/or agreeing to purchase the property upon completion of construction and occupancy by the tenant, and (3) sellers of properties subject to an existing lease. We believe that our geographical diversification and acquisition experience will allow us to continue to compete effectively for the acquisition of such properties.
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
In connection with the Newkirk Merger, we acquired an interest in Concord Debt Holdings LLC, which we refer to as Concord, which owned real estate loan and bond assets. CDH CDO LLC, which we refer to as CDH CDO, was spun off of Concord to the members of Concord. In 2012, we sold our interest in these investments for $7.0 million.
In 2007, we established Net Lease Strategic Assets Fund L.P., which we refer to as NLS, a co-investment program with a wholly-owned subsidiary of Inland American Real Estate Trust, Inc., which we refer to as Inland NLS, to invest in specialty net-leased real estate. In 2012, we acquired Inland NLS's interest in NLS for a cash payment of $9.4 million and the assumption of all outstanding liabilities. As a result, we now control, including through one of our operating partnership subsidiaries, 100% of NLS. At acquisition, NLS had (1) 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property, (2) cash balances of $8.1 million and (3) approximately $258.0 million of consolidated debt. NLS is now a consolidated subsidiary.

We received a waiver from the U.S. Securities and Exchange Commission, which we refer to as the SEC, to not provide the 2012 financial statements of NLS, which was consolidated as of September 1, 2012, required under Rule 3-09 of Regulation S-X, as long as we provide the audited financial statements of NLS for the years ended December 31, 2011, 2010 and 2009 and the unaudited financial statements of NLS for the six months ended June 30, 2012, which are filed as Exhibit 99.1 and 99.2, respectively, to this Annual Report.
In 2012, we formed two joint ventures in which we have minority ownership interests of 15% and 36%, respectively. The venture in which we have a 15% interest acquired an inpatient rehabilitation hospital in Humble, Texas for $27.8 million and the venture in which we have a 36% interest acquired a retail property in Palm Beach Gardens, Florida for $29.8 million. We are also a partner in six other partnerships, including an entity acquired in the NLS transaction, with ownership percentages ranging between 27% and 40%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective joint venture or partnership agreements. As of December 31, 2012, these joint ventures and partnerships had $47.2 million in non-recourse mortgage debt (our proportionate share was $13.3 million), with interest rates ranging from 4.7% to 10.6%, a weighted-average interest rate of 7.0% and maturity dates ranging from 2015 to 2017.
In 2011, we acquired a majority interest in a joint venture that acquired an office property in Aurora, Illinois for $15.9 million, which was subject to a net-lease. We sold our interest in the joint venture in 2012 for $13.2 million and continue to manage the investment for the buyer.
We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate investment companies may mitigate our risk in certain assets and increase our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make unilateral investment decisions relating to the assets and limit our ability to deploy capital. See Part I, Item 1A “Risk Factors”, below.

Competition
Through our predecessor entities, certain members of our management have been in the net-lease real estate business since 1973. Over this period, our management established a broad network of contacts, including major corporate tenants, developers, brokers and lenders. In addition, our management is associated with and/or participates in many industry organizations. Notwithstanding these relationships, there are numerous commercial developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors with greater financial or other resources that compete with us in seeking properties for acquisition and tenants who will lease space in these properties. Our competitors include other REITs, pension funds, banks, private companies and individuals.

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
Revenue Enhancing Property Expansions. Our property owner subsidiaries undertake expansions of properties based on lease requirements, tenant requirements or marketing opportunities. We believe that selective property expansions can provide attractive rates of return.
Property Sales. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or if there is a better use of capital such as repurchasing our debt and senior securities.
Conversion to Multi-Tenant. If one of our property subsidiaries is unable to renew a single-tenant lease or if it is unable to find a replacement single tenant, we either attempt to sell our interest in the property or the property owner may seek to market the property for multi-tenant use. When appropriate, we seek to sell our interests in these multi-tenant properties.
Property Management. From time to time, our property owner subsidiaries use property managers to manage certain properties. Our property management joint venture with an unaffiliated third party manages substantially all of these properties. We believe this joint venture provides us with (1) better management of our assets, (2) better tenant relationships, (3) revenue-enhancing opportunities and (4) cost efficiencies.

Financing Strategy
General. Since becoming a public company, our principal sources of financing have been the public and private equity and debt markets, property specific debt, revolving loans, corporate level term loans, issuance of OP units and undistributed cash flows.
Property Specific Debt. Our property owner subsidiaries historically financed their assets with non-recourse secured debt. However, beginning in 2008, the availability of single asset non-recourse financing became limited. As a result, we began to rely more on corporate level borrowings. Our property owner subsidiaries now seek non-recourse secured debt on a limited basis including when credit tenant lease financing is available. Credit tenant lease financing allows us to significantly or fully leverage the rental stream from an investment at, what we believe are, attractive rates.
Corporate Level Borrowings. As previously noted, we also use corporate level borrowings, such as revolving loans, term loans, and debt offerings. We expect to finance more of our operations with such corporate level borrowings as (1) non-recourse secured debt matures and (2) such borrowings are available on favorable terms.
Deleveraging and Interest Rate Reduction. In recent years, we have reduced our weighted-average interest rate or used our capital to deleverage our balance sheet by refinancing, satisfying and repurchasing indebtedness. From January 1, 2009 through December 31, 2011, we reduced our overall consolidated indebtedness by $725.2 million. In 2012, our overall consolidated indebtedness increased by $210.5 million primarily due to the acquisition of NLS. However, we reduced our consolidated weighted-average interest rate by approximately 34 basis points. In addition, since the fourth quarter of 2012 through the date of filing this Annual Report, we converted $66.1 million aggregate principal amount of our 6.00% Convertible Guaranteed Notes due 2030, which we refer to as 6.00% Convertible Notes, into 9.5 million common shares, together with a cash payment of $4.7 million, reducing the outstanding balance of the notes to $48.9 million.

Common Share Issuances
During 2012 and 2011, we raised $164.4 million and $99.0 million, respectively, by issuing 18.3 million and 11.1 million common shares through public offerings and under our direct share purchase plan. The proceeds from these common share offerings were used for working capital, including to fund investments and to retire indebtedness.
In addition, we issued common shares upon conversion of our 6.00% Convertible Notes, as discussed above.

Preferred Share Repurchases
During 2012 and 2011, we repurchased and retired all outstanding shares of our 8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001 per share, which we refer to as Series B Preferred Shares, and an aggregate 0.2 million Series C Preferred Shares for $85.5 million in the aggregate, or a $1.5 million discount to the liquidation preferences of the preferred shares.

Advisory Contracts
Certain members of our management have been in the business of investing in single-tenant net-lease properties since 1973. This experience has enabled us to provide advisory services to various net-lease investors. With the termination of certain of our co-investment programs in 2007 and our acquisition of NLS in 2012, advisory fees have declined in recent years. If and when we increase our co-investment joint venture activity, we expect advisory fees to increase.
In 2012, LRA entered into an agreement to arrange for investments up to $100.0 million on behalf of a third-party investor. Under the agreement, we will be a co-investor with a target to contribute 15% to each venture.We granted the third-party investor an exclusivity, until May 2015, on investment opportunities for (1) properties with a lease due to expire in less than 10 years, and (2) properties that are dedicated to non-office and non-warehouse/distribution uses, including properties with tenants in the medical, hospital and health care industries.

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

From time to time, in connection with the conduct of our business and generally upon acquisition of a property and prior to surrender by a tenant, the property owner subsidiary authorizes the preparation of a Phase I and, when recommended, a Phase II environmental report with respect to its properties. Based upon such environmental reports and our ongoing review of the properties in which we have an interest, as of the date of this Annual Report, we are not aware of any environmental condition with respect to any of the properties in which we have an interest which we believe would be reasonably likely to have a material adverse effect on our financial condition and/or results of operations. There can be no assurance, however, that (1) the discovery of environmental conditions, the existence or severity of which were previously unknown, (2) changes in law, (3) the conduct of tenants or (4) activities relating to properties in the vicinity of the properties in which we have an interest, will not expose us to material liability in the future. Changes in laws increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of the tenants of properties in which we have an interest, which would adversely affect our financial condition and/or results of operations.

Impairment Charges
During 2012, 2011 and 2010, we incurred $10.0 million, $117.4 million and $56.9 million, respectively, of non-cash impairment charges primarily related to (1) sales and other dispositions, or the possible sale or disposition, of assets at below book value and (2) vacancies of certain assets. In addition, we may continue to take similar non-cash impairment charges, which could be material in amount, due to (1) the current economic environment and (2) the implementation of our current business strategy, which may include sales of properties acquired in the Newkirk Merger that have a high cost basis because of our common share price at the time of the Newkirk Merger. Furthermore, we may take an impairment charge on a property subject to a non-recourse secured mortgage reducing the book value of such property to its estimated fair value which may be below the balance of the mortgage on our balance sheet. Upon foreclosure or other disposition of such property, we may recognize a gain on debt satisfaction equal to the difference between the fair value of the property and the balance of the mortgage.

Summary of 2012 Transactions and Recent Developments

The following summarizes certain of our transactions during 2012, including transactions disclosed above and in our other periodic reports.

Sales. With respect to sales activity, we:

–	disposed of our interests in properties, including a non-consolidated property, to unaffiliated third parties for an aggregate gross disposition price of $181.4 million; and

–	sold our interest in Concord and CDH CDO for $7.0 million.

Acquisitions/Investments. With respect to acquisitions/investments, we:

–	purchased an industrial property in Missouri City, Texas for $23.0 million and an office property in Phoenix, Arizona for $53.2 million;

–	completed eight build-to-suit transactions for an aggregate capitalized cost of $107.3 million;

–	formed a joint venture, in which we hold a 15% interest, which acquired an inpatient rehabilitation hospital in Humble, Texas for $27.8 million;

–
formed a joint venture, in which we hold a 36% interest, which acquired a retail property in Palm Beach Gardens, Florida for $29.8 million and we made a $12.0 million non-recourse mortgage loan to the joint venture,which was repaid in February 2013;

–	closed on two construction loans for an aggregate commitment of $40.6 million of which $11.5 million was funded in 2012;

–	received $2.5 million in full satisfaction of a loan receivable;

–	acquired Inland NLS’s interest in NLS for $9.4 million and the assumption of its liabilities;

–	acquired 6.2 acres of land, which was previously leased, in Palm Beach Gardens, Florida for $6.0 million, on which we own the multi-tenant improvements; and

–
continued to fund four on-going build-to-suit transactions not yet completed at December 31, 2012 with an aggregate estimated cost of $136.5 million of which $68.9 million was invested as of December 31, 2012.

The 2012 property investments of $241.1 million discussed above have a weighted-average lease term of approximately 16 years and an initial cap rate of 8.5%.

Leasing. Our property owner subsidiaries entered into 69 new leases and lease extensions encompassing an aggregate 7.4 million square feet and raised our overall portfolio occupancy by 140 basis points to 97.3% as of December 31, 2012.

Financing. In 2012, we procured a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent, which matures in January 2019. The secured term loan requires regular payments of interest only at an interest rate, ranging from 2.00% to 2.85% over LIBOR depending on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor’s Rating Services, which we refer to as S&P, Moody’s Investor Services, Inc., which we refer to as Moody’s, and Fitch, Inc., which we refer to as Fitch, the interest rate under the secured term loan will be dependent on our debt rating. Prepayments are permitted after January 12, 2013 subject to a premium until January 12, 2016.

Also in 2012, we refinanced our $300.0 million secured revolving credit facility with a new $300.0 million secured revolving credit facility with a maturity date of January 2015 but could have been extended until January 2016 at our option.

We satisfied $60.6 million of term loans procured in 2008, repurchased and retired $62.2 million of original principal amount of 5.45% Exchangeable Guaranteed Notes and repaid $57.5 million of debt assumed in the NLS transaction.

We converted an aggregate $31.1 million original principal amount of 6.00% Convertible Notes into an aggregate 4.5 million common shares and made an aggregate cash payment of approximately $2.4 million plus accrued and unpaid interest on the converted notes.

Our property owner subsidiaries:

–	retired $190.5 million in property non-recourse mortgage debt with a weighted-average interest rate of 5.9%; and

–	obtained $121.0 million in non-recourse mortgage financings with a weighted-average interest rate of 4.1%.

Capital. With respect to capital activities, we:

–	issued an aggregate 18.3 million common shares in a public offering and under our direct share purchase plan, raising net proceeds of approximately $164.4 million; and

–
repurchased and retired all outstanding (approximately 2.7 million) Series B Preferred Shares and approximately 35 thousand Series C Preferred Shares for an aggregate purchase price of approximately $70.0 million.

Subsequent to December 31, 2012, we:

–	converted $35.0 original principal amount of 6.00% Convertible Notes for approximately 5.0 million common shares and a cash payment of $2.3 million plus accrued and unpaid interest;

–
implemented an At-The-Market or ATM offering program under which we may issue up to $100.0 million in common shares over the term of the program. As of the date of this Annual Report, we issued 3.4 million common shares under this program raising gross proceeds of $36.9 million;

–
refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 1.50% to 2.05% based on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade credit rating from at least two of S&P, Moody’s or Fitch, the interest rate under the unsecured revolving credit facility will be dependent on our debt rating;

–
in connection with the refinancing discussed above, we also procured a five-year $250.0 million unsecured term loan facility from KeyBank as agent. The unsecured term loan matures in February 2018 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade rating from at least two of S&P, Moody’s or Fitch, the interest rate under the unsecured term loan will be dependent on our debt rating;

–	amended our $255.0 million secured term loan agreement to release the collateral securing such loan;

–	conveyed in foreclosure our property in Suwanee, Georgia for full satisfaction of the related $11.0 million non-recourse mortgage;

–
obtained $40.0 million of 15-year secured non-recourse mortgage debt on our property in Lenexa, Kansas and a joint venture obtained a $15.3 million secured non-recourse mortgage on its property in Palm Beach Gardens, Florida; and

–	gave notice to prepay $137.9 million of secured non-recourse mortgage debt on March 1, 2013 with proceeds from our unsecured revolving credit facility.

Other
Employees. As of December 31, 2012, we had 50 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We operate in primarily one industry segment, single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the investor relations section of our web site or by contacting our Investor Relations Department, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings with the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in May 2012.

Item 1A. Risk Factors
Set forth below are material factors that may adversely affect our business and operations.

We are subject to risks involved in single-tenant leases.
We focus our acquisition activities on real estate properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in an non-cash impairment charge. In addition, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.
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
Some of our tenants are rated by Moody's, Fitch and/or S&P. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw the credit rating of a tenant, the value of our investment in any properties leased by such tenant could significantly decline. Furthermore, our investment with these tenants is through a lease which is treated differently than unsecured debt in a bankruptcy.
Our assets may be subject to impairment charges.
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. During 2012, 2011 and 2010, we incurred $10.0 million, $117.4 million and $56.9 million, respectively, of non-cash impairment charges. A substantial portion of these impairments related to assets acquired in the Newkirk Merger that had a relatively high cost basis because of our common share price at the time of the Newkirk Merger. In addition, we may continue to take similar non-cash impairment charges, which could affect the implementation of our current business strategy. These impairments could have a material adverse effect on our financial condition and results of operations.
Furthermore, we may take an impairment charge on a property subject to a non-recourse secured mortgage which reduces the book value of such property to its fair value, which may be below the balance of the mortgage on our balance sheet. Upon foreclosure or other disposition, we may be required to recognize a gain on debt satisfaction equal to the difference between the fair value of the property and the balance of the mortgage.

Our interests in loans receivable are subject to delinquency, foreclosure and loss.
Our interests in loans receivable are generally non-recourse and secured by real estate properties owned by borrowers that were unable to obtain similar financing from a commercial bank. These loans are subject to many risks including delinquency. The ability of a borrower to repay a loan secured by a real estate property is typically and primarily dependent upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If a borrower were to default on a loan, it is possible that we would not recover the full value of the loan as the collateral may be non-performing.
As of December 31, 2012, one of our loans receivable, which is secured by an office property in Schaumburg, Illinois, was in default. The loan had an outstanding balance of $21.9 million (not including default interest and other penalties), which we believe is less than the fair value of the property. Also, as of December 31, 2012, the tenant of the property in Westmont, Illinois, which we sold in 2007 but issued a purchase mortgage to the buyer,exercised its option to terminate its lease effective November 2013. As of December 31, 2012, our note receivable was $26.8 million.

We face uncertainties relating to lease renewals and re-letting of space.
Upon the expiration of current leases for space located in properties in which we have an interest, our property owner subsidiaries may not be able to re-let all or a portion of such space, or the terms of re-letting (including the cost of concessions to tenants and leasing commissions) may be less favorable than current lease terms or market rates. If our property owner subsidiaries are unable to promptly re-let all or a substantial portion of the space located in their respective properties, or if the rental rates a property owner subsidiary receives upon re-letting are significantly lower than current rates, our earnings and ability to make expected distributions to our shareholders may be adversely affected due to the resulting reduction in rent receipts and increase in property operating costs. There can be no assurance that our property owner subsidiaries will be able to retain tenants in any of our properties upon the expiration of leases.

Our inability to carry out our growth strategy could adversely affect our financial condition and results of operations.
Our growth strategy is based on the acquisition and development of additional properties and related assets. In the context of our business plan, “development” generally means an expansion or renovation of an existing property or the financing and/or acquisition of a newly constructed build-to-suit property. For newly constructed build-to-suit properties, we may (1) provide a developer with either a combination of financing for construction of a build-to-suit property or a commitment to acquire a property upon completion of construction of a build-to-suit property and commencement of rent from the tenant or (2) acquire a property subject to a lease and engage a developer to complete construction of a build-to-suit property as required by the lease.

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
Acquisitions of commercial properties entail certain risks, such as (1) underwriting assumptions such as occupancy, rental rates and expenses may differ from estimates, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions at time of dispositions.

We may not be successful in identifying suitable real estate properties or other assets that meet our acquisition criteria. We may also fail to complete acquisitions or investments on satisfactory terms. Failure to identify or complete acquisitions could slow our growth, which could, in turn, have a material adverse effect on our financial condition and results of operations.

We face certain risks associated with our build-to-suit activities.
From time to time, we engage in, or provide capital to developers who are engaged in, build-to-suit activities. We face uncertainties, associated with a developer's performance and timely completion of a project, including the performance or timely completion by contractors and subcontractors. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract.

A developer's performance may also be affected or delayed by conditions beyond the developer's control. We attempt to mitigate such conditions by providing for penalties and related grace periods in the underlying lease.

We may incur additional risks when we make periodic progress payments or other advances to developers before completion of construction. These and other factors can result in increased costs of a project or loss of our investment. We also rely on third-party construction managers and/or engineers to monitor the construction activities.

We rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property, which may be up to two years prior to the estimated date of completion. If our projections are inaccurate or markets change, we may pay more than the fair value of a property.

Our multi-tenant properties expose us to additional risks.
Our multi-tenant properties involve risks not typically encountered in real estate properties which are operated by a single tenant. The ownership of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors, including the current or future economic crises. These risks, in turn, could cause a material adverse impact to our results of operations and business.

Multi-tenant properties are also subject to tenant turnover and fluctuation in occupancy rates, which could affect our operating results. Furthermore, multi-tenant properties expose us to the risk of potential "CAM slippage," which may occur when the actual cost of taxes, insurance and maintenance at the property exceeds the operating expenses paid by tenants and/or the amounts budgeted.

We use leverage, which increases the risk of default on our obligations and debt service requirements.
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
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2012, we had no amounts outstanding in consolidated variable-rate indebtedness that were not subject to an interest-rate swap agreement. However, borrowings under our unsecured credit facility are subject to variable rates. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates.

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
As of December 31, 2012, we have aggregate interest rate swap agreements on $255.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties.

Covenants in certain of the agreements governing our debt could adversely affect our financial condition and our investment activities.
Our unsecured revolving credit facility, unsecured term loans and indenture governing our 6.00% Convertible Notes contain certain cross-default provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness. Our ability to borrow under both our unsecured revolving credit facility and our unsecured term loan is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
We rely on debt financing, including borrowings under our unsecured revolving credit facility, unsecured term loan and debt secured by individual properties, for working capital, including to finance our investment activities. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations could be adversely affected.

The trading price of our common shares has been, and may continue to be, subject to significant fluctuations.
Since January 1, 2008, the closing sale price of our common shares on the NYSE (composite) has ranged from $17.22 to $2.01 per share. The market price of our common shares may fluctuate in response to company-specific and securities market events and developments, including those described in this Annual Report. In addition, the amount of our indebtedness may impact investor demand for our common shares, which could have a material effect on the market price of our common shares.

We have engaged and may engage in hedging transactions that may limit gains or result in losses.
We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. This has certain risks, including losses on a hedge position, which have in the past and may in the future reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.

We face risks associated with refinancings.
A significant number of the properties in which we have an interest, as well as corporate level borrowings, are subject to mortgage or other secured notes with balloon payments due at maturity. In addition, our corporate level borrowings require interest only payments with all principal due at maturity.

As of December 31, 2012, the consolidated scheduled balloon payments, for the next five calendar years, are as follows:

Year	Non-Recourse Property-Specific Balloon Payments		Corporate Recourse Balloon Payments
2013	$238.4	million	$—
2014	$251.0	million	$—
2015	$288.6	million	$—
2016	$148.6	million	$—
2017	$68.7	million	$83.9	million	(1)

(1)
Assumes 6.00% Convertible Notes due in January 2030 are put to us in 2017. Subsequent to December 31, 2012, an additional $35.0 million of these notes were converted and, as a result, $48.9 million is the amount of the expected payment in 2017 as of the date of the filing of this Annual Report.

The ability to make the scheduled balloon payment on a non-recourse mortgage note will depend upon (1) in the event we determine to contribute capital, our cash balances and the amount available under our unsecured credit facility and (2) the property owner subsidiary's ability either to refinance the related mortgage debt or to sell the related property. If the property owner subsidiary is unable to refinance or sell the related property, the property may be conveyed to the lender through foreclosure or other means or the property owner subsidiary may declare bankruptcy. The failure to pay the balloon payment may strain relationships with lenders but we do not believe it will have a material adverse impact on our ability to obtain additional financings.

We face risks associated with returning properties to lenders.
A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. During 2012, a vacant property in each of Tulsa, Oklahoma and Clive, Iowa, in which we had an interest, were sold in foreclosure. As a result, we lost all of our interest in these properties and any future opportunities to re-tenant these properties. The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
In addition, in instances not involving us, there are at least two cases in Michigan where a lender has been successful in triggering a carve out to the non-recourse nature of a mortgage loan because the value of the property declined below the balance of the mortgage. Although Michigan recently enacted laws preventing this and we believe this goes against the express intention of a non-recourse mortgage loan, to the extent these cases are not overturned on appeal or other courts grant similar relief to lenders, the ability of our property owner subsidiaries to return properties to lenders may be inhibited and we may be liable for all or a portion of such losses.

Certain of our properties are cross-collateralized, and certain of our indebtedness is cross-defaulted.
As of December 31, 2012, (1) the mortgages on three sets of two properties, one set of three properties and one set of four properties were cross-collateralized and (2) our unsecured revolving credit facility and our unsecured term loan were secured by ownership interest pledges in a borrowing base of properties. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.
In addition, substantially all of our corporate level borrowings contain cross-default provisions, which may be triggered if we default on certain indebtedness in excess of certain thresholds.

We face possible liability relating to environmental matters.
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, our property owner subsidiaries may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties in which we have an interest as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on our property owner subsidiaries in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages, and our liability therefore, could be significant and could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect a property owner subsidiary's ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to make distributions.

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

From time to time, in connection with the conduct of our business, our property owner subsidiaries authorize the preparation of Phase I environmental reports and, when recommended, Phase II environmental reports, with respect to their properties.

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
Legal proceedings arising in the ordinary course of our business require time and effort.  The outcomes of legal proceedings are subject to significant uncertainty.  Certain legal proceedings that we were involved in during 2012 are described in note 19 to our Consolidated Financial Statements in Part II, Item 8 of this Annual Report.  In the event that we are unsuccessful defending or prosecuting these proceedings, as applicable, we may incur a judgment or fail to realize an award of damages that could have an adverse effect on our financial condition.

Uninsured losses or a loss in excess of insured limits could adversely affect our financial condition.
We carry comprehensive liability, fire, extended coverage and rent loss insurance on certain of the properties in which we have an interest, with policy specifications and insured limits that we believe are customary for similar properties. However, with respect to those properties where the leases do not provide for abatement of rent under any circumstances, we generally do not maintain rent loss insurance. In addition, certain of our leases require the tenant to maintain all insurance on the property, and the failure of the tenant to maintain the proper insurance could adversely impact our investment in a property in the event of a loss. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. Should an uninsured loss or a loss in excess of insured limits occur, we could lose capital invested in a property as well as the anticipated future revenues from a property, while remaining obligated for any mortgage indebtedness or other financial obligations related to the property. Any loss of these types could adversely affect our financial condition and results of operations.

Future terrorist attacks, military conflicts and unrest in the Middle East could have a material adverse effect on general economic conditions, consumer confidence and market liquidity.
The types of terrorist attacks since 2001, on-going and future military conflicts and the continued unrest in the Middle East may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. The increase in the price of oil will also cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.
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
There are numerous commercial developers, real estate companies, financial institutions, such as banks and insurance companies, and other investors, such as pension funds, private companies and individuals, with greater financial and other resources than we have that compete with us in seeking investments and tenants. Due to our focus on single-tenant properties located throughout the United States, and because most competitors are often locally and/or regionally focused, we do not always encounter the same competitors in each market. Our competitors include other REITs, financial institutions, insurance companies, pension funds, private companies and individuals. This competition may result in a higher cost for properties and lower returns and impact our ability to grow.

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, operating results and share price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure and our financial reporting may not be relied on by most investors. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information and the trading price of our shares could drop significantly.

We may have limited control over our joint venture investments.
Our joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our expectations, its previous instructions or our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasse on decisions, such as a sale, because neither we nor our partner has full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.

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
In 2007, we announced a restructuring of our investment strategy, focusing on investing in core assets and the disposition of non-core assets. A REIT will incur a 100% tax on the net income from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. While we believe that the dispositions of our assets pursuant to the restructuring of our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances. We have not sought and do not intend to seek a ruling from the Internal Revenue Service regarding any dispositions. Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax. If all or a significant portion of those dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

There are certain limitations on a third party's ability to acquire us or effectuate a change in our control.
Limitations imposed to protect our REIT status. In order to protect against the loss of our REIT status, among other restrictions, our declaration of trust limits any shareholder from owning more than 9.8% in value of our outstanding equity shares, defined as common shares or preferred shares, subject to certain exceptions. These ownership limits may have the effect of precluding acquisition of control of us. Our Board of Trustees has granted limited waivers of the ownership limits to Vornado Realty, L.P., BlackRock, Inc. and Cohen & Steers Capital Management, Inc.

Severance payments under employment agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control and the subsequent termination of the executive. We have entered into employment agreements with four of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), if those executive officers are terminated without cause, as defined, those executive officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in the employment agreements. Accordingly, these payments may discourage a third party from acquiring us.

Our ability to issue additional shares. Our amended and restated declaration of trust authorizes 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees is able to establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2012, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares and 6,200,000 Series D Preferred Shares. Our Series C and Series D Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

Maryland Business Combination Act. The Maryland General Corporation Law, as applicable to Maryland REITs, establishes special restrictions against “business combinations” between a Maryland REIT and “interested shareholders” or their affiliates unless an exemption is applicable. An interested shareholder includes a person who beneficially owns, and an affiliate or associate of the trust who, at any time within the two-year period prior to the date in question was the beneficial owner of, 10% or more of the voting power of our then-outstanding voting shares, but a person is not an interested shareholder if the Board of Trustees approved in advance the transaction by which he otherwise would have become an interested shareholder, which approval may be conditioned by the Board of Trustees. Among other things, Maryland law prohibits (for a period of five years) a merger and certain other transactions between a Maryland REIT and an interested shareholder, or an affiliate of an interested shareholder. The five-year period runs from the most recent date on which the interested shareholder became an interested shareholder. Thereafter, any such business combination must be recommended by the Board of Trustees and approved by two super-majority shareholder votes unless, among other conditions, the common shareholders receive a minimum price (as defined in the Maryland General Corporation Law) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for its shares. The statute permits various exemptions from its provisions, including business combinations that are exempted by the Board of Trustees prior to the time that the interested shareholder becomes an interested shareholder. The business combination statute could have the effect of discouraging offers to acquire us and of increasing the difficulty of consummating any such offers, even if such acquisition would be in shareholders' best interests. In connection with the Newkirk Merger, Vornado Realty Trust, which we refer to as Vornado, was granted a limited exemption from the definition of “interested shareholder.”

Maryland Control Share Acquisition Act. Maryland law provides that a holder of “control shares” of a Maryland REIT acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquirer, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” means shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders meeting or if the acquiring person does not deliver an acquiring person statement as required under the statute, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value. If voting rights of such control shares are approved at a shareholders meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. Our amended and restated by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.

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
Costs of complying with changes in governmental laws and regulations may adversely affect our results of operations.

We cannot predict what laws or regulations may be enacted in the future, how future laws or regulations will be administered or interpreted, or how future laws or regulations will affect our properties. Compliance with new laws or regulations, or stricter interpretation of existing laws, may require us or our tenants to incur significant expenditures, impose significant liability, restrict or prohibit business activities and could cause a material adverse effect on our results of operations.

Our reported financial results may be adversely affected by changes in accounting principles applicable to us and the tenants of properties in which we have an interest.
GAAP is subject to interpretation by various bodies formed to promulgate and interpret appropriate accounting principles such as the Financial Accounting Standards Board. A change in these principles or interpretations could have a significant effect on our reported financial results, could affect the reporting of transactions completed before the announcement of a change and could affect the business practices and decisions of the tenants of properties in which we have an interest.

We may change the dividend policy for our common shares in the future.
We currently expect to pay an aggregate annual dividend of $0.60 per common share with respect to the 2013 taxable year. However, the decision to declare and pay dividends on our common shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Trustees in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. The actual dividend payable will be determined by our Board of Trustees based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amount. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

Our Board of Trustees may change our investment policy without shareholders' approval.
Subject to our fundamental investment policy to maintain our qualification as a REIT and invest in core assets, our Board of Trustees will determine our investment and financing policies, growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies.

Our Board of Trustees may revise or amend these strategies and policies at any time without a vote by shareholders. Changes made by our Board of Trustees may not serve the interests of shareholders and could adversely affect our financial condition or results of operations, including our ability to distribute cash to shareholders or qualify as a REIT. Accordingly, shareholders' control over changes in our strategies and policies is limited to the election of trustees.

The concentration of ownership by certain investors may limit other shareholders from influencing significant corporate decisions.
At December 31, 2012, Vornado beneficially owned approximately 18.5 million common shares, and E. Robert Roskind, our Chairman, beneficially owned approximately 1.1 million of our common shares (some of which are subject to restrictions under applicable award agreements) and approximately 1.5 million OP units, which are currently redeemable for approximately 1.7 million common shares, or with respect to a portion of the OP units, at our election, cash. Mr. Roskind and an employee of Vornado sit on our Board of Trustees as of the date of filing this Annual Report. Each of Vornado and Mr. Roskind may have substantial influence over us and on the outcome of any matters submitted to our shareholders for approval. In addition, certain decisions concerning our operations or financial structure may present conflicts of interest between each of Vornado and Mr. Roskind and our other equity or debt holders. In addition, Vornado engages in a wide variety of activities in the real estate business and may engage in activities that result in conflicts of interest with respect to matters affecting us, such as competition for properties and tenants.

Securities eligible for future sale may have adverse effects on our share price.
We have an unallocated universal shelf registration statement and a direct share purchase plan, pursuant to which we may issue additional common shares. In addition, as of December 31, 2012, an aggregate of approximately 7.8 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. There were also 12.1 million common shares underlying our 6.00% Convertible Notes as of December 31, 2012, which is subject to increase upon certain events, including if we pay a quarterly common share dividend in excess of $0.10 per common share. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.

We are dependent upon our key personnel.

We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on certain of our executive officers for business direction. We have employment agreements, which expire in January 2015, with each of T. Wilson Eglin, our Chief Executive Officer and President, E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer. However, an employment agreement does not itself prevent an employee from resigning.

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

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2012, we had equity ownership interests in approximately 220 consolidated office, industrial and retail properties containing approximately 41.2 million square feet of rentable space, which were approximately 97.3% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

The properties in which we have an interest are generally subject to net or similar leases; however, in certain leases, the property owner subsidiaries are responsible for roof, structural and other repairs. In addition, certain of the properties in which we have an interest are subject to leases in which the landlord is responsible for a portion of the real estate taxes, utilities and general maintenance. Furthermore, the property owner subsidiaries are or will be responsible for all operating expenses of any vacant properties, and the property owner subsidiaries may be responsible for a significant amount of operating expenses of multi-tenant properties.

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

Leverage. As of December 31, 2012, we had interests in properties subject to outstanding mortgages and notes payable and corporate level debt of approximately $1.9 billion with a weighted-average interest rate of approximately 5.4%.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2012.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2015	100%
5201 West Barraque St.	Pine Bluff	AR	Entergy Arkansas Inc.	27,189	10/31/2015	100%
19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
8555 South River Pkwy.	Tempe	AZ	ASM Lithography, Inc. (ASM Lithography Holding N.V.) (2013) / DuPont Airproducts Nanomaterials L.L.C. (2022)	95,133	6/30/2022	100%
1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
275 S. Valencia Ave	Brea	CA	Bank of America, National Association	637,503	6/30/2019	100%
26210 & 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2022	100%
9201 E. Dry Creek Rd	Centennial	CO	The Shaw Group, Inc.	128,500	9/30/2017	100%
1110 Bayfield Dr.	Colorado Springs	CO	Honeywell International Inc.	166,575	11/30/2013	100%
3940 South Teller St.	Lakewood	CO	MoneyGram Payment Systems, Inc.	68,165	3/31/2015	100%
1315 W. Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	106,877	4/30/2017	100%
100 Barnes Rd	Wallingford	CT	3M Company	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Océ Printing Systems USA, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
12600 Gateway Blvd.	Fort Myers	FL	Gartner, Inc.	62,400	1/31/2013	100%
550 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,920	9/30/2015	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,155	9/30/2015	100%
9200 South Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2013	100%
Sandlake Rd./Kirkman Rd	Orlando	FL	Lockheed Martin Corporation	184,000	4/30/2018	100%
4400 Northcorp Parkway	Palm Beach Gardens	FL	Office Suites Plus Properties, Inc.	18,400	5/31/2019	100%
10419 North 30th St.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	132,981	6/30/2020	100%
2223 N. Druid Hills Rd	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2014	100%
6303 Barfield Rd	Atlanta	GA	International Business Machines Corporation / Internet Security Systems, Inc. (ISS Group, Inc.)	238,600	5/31/2018	100%
859 Mount Vernon Hwy	Atlanta	GA	International Business Machines Corporation / Internet Security Systems, Inc. (ISS Group, Inc.) / Problem Solved LLC	50,400	5/31/2014	100%
956 Ponce de Leon Ave	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2014	100%
4545 Chamblee-Dunwoody Rd	Chamblee	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2014	100%
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2014	100%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2014	100%
825 Southway Dr.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2014	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2500 Patrick Henry Pkwy	McDonough	GA	Georgia Power Company	111,911	6/30/2015	100%
3500 N. Loop Court	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
1698 Mountain Industrial Blvd.	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2014	100%
3265 E. Goldstone Dr.	Meridian	ID	T-Mobile PCS Holdings LLC (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
101 E. Erie St.	Chicago	IL	Draftfcb, Inc. (Interpublic Group of Companies, Inc.)	230,704	3/15/2014	92%
850 & 950 Warrenville Rd	Lisle	IL	National Louis University	99,414	12/31/2019	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2020	100%
10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,047	10/31/2019	90%
5757 Decatur Blvd.	Indianapolis	IN	Allstate Insurance Company	88,566	1/31/2018	65%
9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re American Holding Corporation / Westport Insurance Corporation	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2017	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Associates, Inc.	52,337	12/31/2022	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	6/30/2015	100%
70 Mechanic St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	251,914	6/30/2014	100%
First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
26555 Northwestern Hwy	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
3165 McKelvey Rd.	Bridgeton	MO	BJC Health System	52,994	3/31/2013	100%
9201 Stateline Rd.	Kansas City	MO	Swiss Re American Holding Corporation / Westport Insurance Corporation	155,925	4/1/2019	100%
3943 Denny Ave.	Pascagoula	MS	Northrop Grumman Systems Corporation	94,841	10/31/2013	100%
200 Lucent Lane	Cary	NC	Progress Energy Service Company, LLC	124,944	11/30/2014	100%
700 US Hwy. Route 202-206	Bridgewater	NJ	Biovail Pharmaceuticals, Inc. (Valeant Pharmaceuticals International, Inc.)	115,558	10/31/2014	100%
333 Mount Hope Ave.	Rockaway	NJ	BASF Corporation	95,500	9/30/2014	100%
1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE Inc.)	123,734	11/30/2021	100%
180 S. Clinton St.	Rochester	NY	Frontier Corporation	226,000	12/31/2014	100%
2000 Eastman Dr.	Milford	OH	Siemens Corporation	221,215	4/30/2016	100%
500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I LLC (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
275 Technology Dr.	Canonsburg	PA	ANSYS, Inc.	107,872	12/31/2014	100%
2550 Interstate Dr.	Harrisburg	PA	New Cingular Wireless PCS, LLC	81,859	12/31/2013	100%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	98%
1460 Tobias Gadson Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
2210 Enterprise Dr.	Florence	SC	JPMorgan Chase Bank, National Association	179,300	10/30/2013	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2014	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2014	100%
333 Three D Systems Circle	Rock Hill	SC	3D Systems Corporation	80,028	8/31/2021	100%
420 Riverport Rd.	Kingport	TN	Kingsport Power Company	42,770	6/30/2018	100%
2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2020	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2014	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
1401 & 1501 Nolan Ryan Pkwy.	Arlington	TX	Siemens Dematic Postal Automation L.P. / Siemens Energy & Automation, Inc. / Siemens Shared Services, LLC	236,547	1/31/2014	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	138,443	7/31/2015	100%
4201 Marsh Ln.	Carrollton	TX	Carlson Restaurants Inc. (Carlson, Inc.)	130,000	11/30/2022	100%
11511 Luna Rd.	Farmers Branch	TX	Haggar Clothing Co. (Texas Holding Clothing Corporation & Haggar Corp.)	180,507	4/30/2016	100%
1200 Jupiter Rd.	Garland	TX	Raytheon Company	278,759	5/31/2016	100%
2529 West Thorne Dr.	Houston	TX	Baker Hughes, Incorporated	65,500	9/27/2015	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	3/31/2021	100%
16676 Northchase Dr.	Houston	TX	Kerr-McGee Oil & Gas Corporation (Kerr-McGee Corporation)	101,111	7/31/2014	100%
810 & 820 Gears Rd.	Houston	TX	Ricoh Americas Corporation	157,790	1/31/2013 & 1/31/2018	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile USA, Inc. / T-Mobile West Corporation	75,016	6/30/2015	100%
6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc. / PacifiCare Healthsystems, LLC	142,500	11/30/2017	100%
1600 Eberhardt Rd.	Temple	TX	Nextel of Texas, Inc. (Nextel Finance Company)	108,800	1/31/2016	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC	130,290	12/31/2016	100%
100 E. Shore Dr.	Glen Allen	VA	Capital One, National Association	68,118	12/31/2017	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
120 E. Shore Dr.	Glen Allen	VA	Capital One Services, LLC	77,045	12/31/2018	100%
400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2014	100%
421 Butler Farm Rd.	Hampton	VA	Patient Advocate Foundation	56,564	12/31/2019	65%
13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2018	100%
13775 McLearen Rd.	Herndon	VA	Orange Business Services U.S., Inc. (Equant N.V.)	125,293	4/30/2015	100%
2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2021	100%
1400 Northeast McWilliams Rd.	Bremerton	WA	Nextel West Corp. (Nextel Finance Company)	60,200	7/14/2016	100%
22011 Southeast 51st St.	Issaquah	WA	Spacelabs Medical, Inc. / OSI Systems, Inc. (Instrumentarium Corporation)	95,600	12/14/2014	100%
5150 220th Ave.	Issaquah	WA	Spacelabs Medical, Inc. / OSI Systems, Inc. (Instrumentarium Corporation)	106,944	12/14/2014	100%
			Office Total	11,762,974		99.3%

The 2012 net effective annual rent for the office portfolio as of December 31, 2012 was $13.29 per square foot and the weighted-average remaining lease term was 4.5 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
1640 Parker Way	Opelika	AL	Gander Mountain Company	Retail	52,000	11/30/2027	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	Office	176,402	2/28/2023	100%
3030 North 3rd Street	Phoenix	AZ	CopperPoint Mutual Insurance Company	Office	252,400	12/31/2029	100%
2005 E. Technology Cir.	Tempe	AZ	Infocrossing, Inc.	Office	60,000	12/31/2025	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	Office	202,000	12/14/2023	100%
6277 Sea Harbor Dr.	Orlando	FL	Wyndham Vacation Ownership, Inc. (Wyndham Worldwide Corporation) / Aramak Corporation	Office	359,514	10/31/2025	74%
278 Norman Drive	Valdosta	GA	Gander Mountain Company	Retail	51,198	8/31/2027	100%
11201 Renner Blvd.	Lenexa	KS	United States of America	Office	169,585	10/31/2027	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	539,592	6/30/2025	100%
301 Bill Bryan Rd	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	211,598	6/30/2025	100%
5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	Industrial	646,000	10/31/2026	100%
37101 Corporate Dr.	Farmington Hills	MI	Panasonic Automotive Systems Company of America, a Division of Panasonic Corporation of North America	Office	128,829	6/30/2025	70%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive, Inc.)	Office	180,230	12/31/2024	100%
3902 Gene Field Blvd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	Office	98,849	6/30/2027	100%
459 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	Industrial	513,734	3/31/2026	100%
US 221 & Hospital Rd	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	Retail	34,555	2/28/2023	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	Industrial	673,518	5/31/2031	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, Inc.	Office	85,200	11/30/2025	100%
121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Drackmaschinen AG) (2021) / Goss International America, Inc. (Goss International Corporation) (2026)	Industrial	500,500	3/30/2026	100%
6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	Office	282,000	1/31/2029	100%
351 Chamber Drive	Chillicothe	OH	The Kitchen Collection, Inc.	Industrial	475,218	6/30/2026	100%
10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	Industrial	248,700	12/31/2027	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	Office	104,807	12/29/2026	100%
2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	Office	42,290	7/6/2027	100%
7005 Cochran Rd	Glenwillow	OH	Royal Appliance Mfg. Co.	Industrial	458,000	7/31/2025	100%
1700 Millrace Drive	Eugene	OR	Oregon Research Institute / Educational Policy Improvement Center	Office	80,011	11/30/2027	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	Industrial	241,977	11/30/2026	100%
25 Lakeview Drive	Jessup	PA	TMG Health, Inc.	Office	150,000	8/7/2027	100%
590 Ecology Lane	Chester	SC	Owens Corning Sales, LLC	Industrial	420,597	7/14/2025	100%
1362 Celebration Blvd	Florence	SC	MED3000, Inc.	Office	32,000	2/14/2024	100%
400 E. Stone Ave	Greenville	SC	Canal Insurance Company	Office	128,041	12/31/2029	100%
601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	Office	292,700	3/14/2025	100%
10001 Richmond Ave.	Houston	TX	Baker Hughes Incorporated (2015) / Schlumberger Holdings Corp. (2025)	Office	554,385	9/30/2025	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	Office	247,254	3/31/2023	100%
8900 Freeport Pkwy	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	Office	268,445	3/31/2023	100%
13930 Pike Road	Missouri City	TX	Vulcan Construction Materials LP (Vulcan Materials Company)	Industrial	N/A	4/30/2032	100%
25500 State Hwy. 249	Tomball	TX	Parkway Chevrolet, Inc. (Raymond Durdin & Jean W. Durdin)	Specialty	77,076	8/31/2026	100%
9803 Edmonds Way	Edmonds	WA	Pudget Consumers Co-op d/b/a PCC Natural Markets	Retail	35,459	8/31/2028	100%
2424 Alpine Rd.	Eau Claire	WI	Silver Spring Foods, Inc. (Huntsinger Farms, Inc.)	Industrial	159,000	4/30/2027	100%
500 Kinetic Drive	Huntington	WV	AMZN WVCS (Amazon.com, Inc.)	Office	68,693	11/30/2026	100%
			Long-Term Leases Total		10,231,381		98.7%

The 2012 net effective annual rent for the long-term lease portfolio as of December 31, 2012 was $7.06 per square foot and the weighted-average remaining lease term was 13.4 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	CEVA Logistics U.S., Inc. (TNT Logistics Holdings, B.V.)	595,346	1/1/2014	100%
109 Stevens St.	Jacksonville	FL	Wagner Industries, Inc.	168,800	1/31/2014	100%
2455 Premier Dr.	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2016	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	229,605	6/30/2020	100%
359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
1420 Greenwood Rd.	McDonough	GA	Versacold USA, Inc.	296,972	10/31/2017	100%
3600 Army Post Rd.	Des Moines	IA	HP Enterprises Services, LLC	405,000	4/30/2017	100%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
2935 Van Vactor Dr.	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
3686 S. Central Ave.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	90,000	12/31/2014	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
5417 Campus Drive	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	972,625	4/30/2019	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%
1601 Pratt Ave.	Marshall	MI	Vacant	58,300	N/A	0%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	290,133	10/31/2017	100%
7111 Crabb Rd.	Temperance	MI	Michelin North America, Inc.	744,570	1/31/2015	100%
1700 47th Ave North	Minneapolis	MN	Owens Corning / Owens Corning Roofing and Asphalt, LLC	18,620	6/30/2015	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2016	100%
324 Industrial Park Rd.	Franklin	NC	SKF USA Inc.	72,868	12/31/2014	100%
1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc. / Corporate Express, Inc.	196,946	12/31/2013	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
2203 Sherrill Dr.	Statesville	NC	Ozburn-Hessey Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2017	100%
736 Addison Rd.	Erwin	NY	Corning, Incorporated	408,000	11/30/2016	100%
1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	MTM	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	5/30/2014	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2015	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	126,213	5/31/2021	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2016	100%
120 South East Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2018	100%
3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
19500 Bulverde Rd.	San Antonio	TX	Elsevier STM Inc. (Reed Elsevier Inc.)	559,258	3/31/2016	100%
2425 Hwy. 77 North	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie NV & James Hardie Industries NV)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods Global, Inc.	344,700	5/31/2016	100%
			Industrial Total	15,299,901		99.4%

The 2012 net effective annual rent for the industrial portfolio as of December 31, 2012 was $3.10 per square foot and the weighted-average remaining lease term was 4.9 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART MULTI-TENANTED
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
13430 N. Black Canyon Fwy	Phoenix	AZ	Multi-tenanted	Office	138,940	Various	100%
2706 Media Center Dr.	Los Angeles	CA	Sony Electronics Inc.	Office	83,252	8/31/2015	24%
10 John St.	Clinton	CT	Vacant	Office	41,188	N/A	0%
200 Executive Blvd. S.	Southington	CT	Vacant	Office	153,364	N/A	0%
4200 Northcorp Parkway	Palm Beach Gardens	FL	Multi-tenanted	Office	95,065	Various	26%
4000 Johns Creek Pkwy	Suwanee	GA	Vacant	Office	87,219	N/A	0%
1032 Fort St. Mall/King St.	Honolulu	HI	Multi-tenanted	Office	318,451	Various	92%
2300 Litton Lane	Hebron	KY	Multi-tenanted	Office	80,440	Various	95%
100 Light St.	Baltimore	MD	Multi-tenanted	Office	476,459	Various	95%
265 Lehigh St.	Allentown	PA	Pennsylvania School of Business, Inc.	Office	71,055	9/30/2021	32%
6050 Dana Way	Antioch	TN	Multi-tenanted	Industrial	672,629	Various	70%
207 Mockingbird Lane	Johnson City	TN	Multi-tenanted	Office	60,684	Various	50%
17191 St. Luke's Way	The Woodlands	TX	Multi-tenanted	Office	41,000	Various	33%
140 E. Shore Dr.	Glen Allen	VA	Multi-tenanted	Office	76,885	Various	91%
			Multi-Tenanted Total		2,396,631		67.4%

The 2012 net effective annual rent for the multi-tenant portfolio as of December 31, 2012 was $11.70 per square foot and the weighted-average remaining lease term was 8.3 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/SPECIALTY
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Rd	San Diego	CA	Kmart Corporation	107,210	12/31/2018	100%
10340 U.S. 19	Port Richey	FL	Kingswere Furniture, LLC	53,820	10/31/2018	100%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
5104 North Franklin Rd	Lawrence	IN	Marsh Supermarkets, Inc. / Marsh Supermarkets, LLC	28,721	10/31/2018	100%
24th St. W. & St. John's Ave	Billings	MT	Safeway, Inc.	40,800	5/31/2015	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
835 Julian Ave	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
130 Midland Ave.	Port Chester	NY	Pathmark Stores, Inc.	59,000	10/31/2018	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	46,350	2/26/2018	100%
1084 East Second St.	Franklin	OH	Marsh Supermarkets, Inc. / Crystal Food Services, LLC	29,119	10/31/2014	100%
5350 Leavitt Rd	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
N.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	30,757	3/31/2014	100%
11411 N. Kelly Ave	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
6910 S. Memorial Hwy	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	43,123	5/31/2016	100%
12535 S.E. 82nd Ave	Clackamas	OR	Toys "R" Us-Delaware, Inc. / Toys "R" Us, Inc. / TRU 2005 RE I, LLC	42,842	5/31/2016	100%
S. Carolina 52/52 Bypass	Moncks Corner	SC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2013	100%
399 Peachwood Centre Dr.	Spartanburg	SC	Best Buy Co., Inc.	45,800	2/26/2018	100%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC	42,130	6/30/2017	100%
1053 Mineral Springs Rd	Paris	TN	The Kroger Co.	31,170	7/1/2018	100%
1610 South Westmoreland Ave.	Dallas	TX	Malone's Food Stores, Ltd.	70,910	3/31/2017	100%
4811 Wesley St.	Greenville	TX	Brookshire Grocery Company / Safeway, Inc.	48,492	5/31/2016	100%
3211 W. Beverly St.	Staunton	VA	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
18601 Alderwood Mall Blvd.	Lynnwood	WA	Toys "R" Us-Delaware, Inc. / Toys "R" Us, Inc. /TRU 2005 RE I, LLC	43,105	5/31/2016	100%
1700 State Route 160	Port Orchard	WA	Moran Foods, Inc. d/b/a Save-A-Lot, Ltd.	27,968	1/31/2015	57%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
			Retail/Specialty Total	1,505,320		99.2%
			Consolidated Portfolio Grand Total	41,196,207		97.3%
The 2012 net effective annual rent for the retail/specialty portfolio as of December 31, 2012 was $5.93 per square foot and the weighted-average remaining lease term was 4.9 years.
The 2012 net effective annual rent per square foot for the consolidated portfolio as of December 31, 2012 was $7.60 per square foot and the weighted-average remaining lease term was 7.1 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2012
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased

Route 64 W. & Junction 333	Russellville	AR	Entergy Arkansas Inc. / Entergy Services, Inc.	Office	191,950	5/9/2016	100%
100 Gander Way	Palm Beach Gardens	FL	Gander Mountain Company	Retail	120,000	3/31/2028	100%
101 E. Washington Blvd.	Fort Wayne	IN	Indiana Michigan Power Company	Office	348,452	10/31/2016	100%
3201 Quail Springs Pkwy.	Oklahoma City	OK	AT&T Corp. / AT& T Services, Inc. / New Cingular Wireless Services, Inc.	Office	128,500	11/30/2015	100%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Specialty	55,646	1/31/2029	100%
			Total		844,548		100%

The 2012 net effective annual rent for the non-consolidated portfolio as of December 31, 2012 was $12.32 per square foot and the weighted-average remaining lease term was 7.2 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2013	35	1,368,416	$10,508	3.4%
2014	44	3,718,157	37,914	12.1%
2015	34	3,904,154	26,508	8.5%
2016	29	3,332,923	20,567	6.6%
2017	19	3,662,665	19,170	6.1%
2018	35	3,990,002	27,892	8.9%
2019	22	4,215,544	35,865	11.5%
2020	14	1,992,442	14,907	4.8%
2021	15	2,841,597	26,869	8.6%
2022	6	663,922	6,374	2.0%

The following chart sets forth the 2012 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2012(1):

	GAAP Base Rent	Percentage
Investment Grade	$153,656	49.1%
Non-investment Grade	49,025	15.7%
Unrated	110,338	35.2%
	$313,019	100.0%
(1) Credit ratings are based upon either tenant, guarantor or parent/sponsor. Generally, all multi-tenant assets are included in unrated. See Item 1A “Risk Factors”, above.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE (composite) for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2012	$10.50	$8.84
September 30, 2012	10.29	8.44
June 30, 2012	9.19	7.82
March 31, 2012	9.34	7.34
December 31, 2011	8.18	5.71
September 30, 2011	9.70	6.17
June 30, 2011	10.14	8.30
March 31, 2011	9.66	7.80
The per common share closing price on the NYSE (composite) was $11.00 on February 21, 2013.

Holders. As of February 21, 2013, we had approximately 3,658 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2012	2011	2010	2009		2008
March 31,	$0.125	$0.115	$0.10	$0.18		$2.475
June 30,	$0.125	$0.115	$0.10	$0.18	(1)	$0.330
September 30,	$0.125	$0.115	$0.10	$0.18	(1)	$0.330
December 31,	$0.150	$0.115	$0.10	$0.18	(1)	$0.330
_________________________________________
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

We do not believe that the financial covenants contained in our debt instruments will have any adverse impact on our ability to pay dividends in the normal course of business to our common and preferred shareholders or to distribute amounts necessary to maintain our qualification as a REIT.

Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges. We currently offer a 5.0% discount on the common shares purchased under the plan. We may, from time to time, either repurchase common shares in the open market or issue new common shares for the purpose of fulfilling our obligations under the dividend reinvestment program. Currently all of the common shares issued under this program are new common shares issued by us. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares directly from us. In 2012, 2011 and 2010, we issued approximately 1.0 million, 1.1 million and 1.3 million common shares, respectively, under the plan, raising net proceeds of $8.5 million, $8.4 million and $8.6 million, respectively.

ATM Program. In January 2013, we implemented an ATM program, under which we may, from time to time, sell up to $100.0 million in common shares over the term of the program. As of the date of filing this Annual Report, we issued 3,409,927 common shares, under this ATM program, at a weighted average issue price of $10.82 per common share, generating proceeds of approximately $36.2 million after deducting approximately $0.65 million of commissions. We intend to use the net proceeds from the ATM program for general working capital, which may include unspecified acquisitions and to repay indebtedness. As of the date of filing this Annual Report, we had approximately $63.1 million in common shares available for issuance under the ATM program.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2012, with respect to our 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,480,080	$6.44	4,437,962
Equity compensation plans not approved by security holders	—	—	—
Total	3,480,080	$6.44	4,437,962

Recent Sales of Unregistered Securities.

As previously disclosed, we issued an aggregate 4.5 million common shares upon conversion of $31.1 million original principal amount of our 6.00% Convertible Notes at the stated conversion rate of 144.2599 common shares per $1,000 principal amount of the notes during the fourth quarter of 2012. See Part I, Item 1 “Business”, above, for disclosure related to similar conversions subsequent to December 31, 2012.

Share Repurchase Program.

The following table summarizes common shares/OP units that were authorized to be repurchased during the fourth quarter of 2012 pursuant to publicly announced repurchase plans:

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs (1)	Maximum number of shares/units that may yet be purchased under the plans or programs (1)
October 1-31, 2012	—	$—	—	1,056,731
November 1-30, 2012	—	—	—	1,056,731
December 1-31, 2012	—	—	—	1,056,731
Fourth Quarter 2012	—	$—	—	1,056,731
_________________________
(1) Share repurchase plan most recently announced on December 17, 2007, which plan has no expiration date.

In addition, during 2012, we repurchased and retired all outstanding (approximately 2.7 million) Series B Preferred Shares and 35 thousand Series C Preferred Shares for an aggregate purchase price of approximately $70.0 million.

Item 6. Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2012. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data)

	2012	2011	2010	2009	2008
Total gross revenues	$344,879	$313,826	$305,350	$318,531	$333,238
Expenses applicable to revenues	(222,089)	(214,587)	(208,668)	(210,493)	(247,829)
Interest and amortization expense	(98,803)	(106,478)	(116,516)	(119,997)	(139,084)
Income (loss) from continuing operations	178,856	(19,111)	(8,042)	(132,638)	(48,634)
Total discontinued operations	5,782	(70,667)	(29,368)	(78,634)	13,361
Net income (loss)	184,638	(89,778)	(37,410)	(211,272)	(35,273)
Net income (loss) attributable to Lexington Realty Trust	180,316	(79,584)	(32,960)	(210,152)	(29,052)
Net income (loss) attributable to common shareholders	156,849	(103,721)	(58,096)	(242,876)	(50,778)
Income (loss) from continuing operations per common share - basic	0.96	(0.29)	(0.28)	(1.52)	(0.81)
Income (loss) from discontinued operations - basic	0.03	(0.39)	(0.16)	(0.70)	0.06
Net income (loss) per common share - basic	0.99	(0.68)	(0.44)	(2.22)	(0.75)
Income (loss) from continuing operations per common share - diluted	0.91	(0.29)	(0.28)	(1.52)	(0.81)
Income (loss) from discontinued operations per common share - diluted	0.02	(0.39)	(0.16)	(0.70)	0.06
Net income (loss) per common share - diluted	0.93	(0.68)	(0.44)	(2.22)	(0.75)
Cash dividends declared per common share	0.55	0.47	0.415	0.64	1.17
Net cash provided by operating activities	163,810	180,137	164,751	159,307	230,201
Net cash provided by (used in) investing activities	(142,210)	(24,813)	(24,783)	111,967	230,128
Net cash used in financing activities	(59,394)	(144,257)	(141,189)	(285,207)	(804,637)
Ratio of earnings to combined fixed charges and preferred dividends	N/A	N/A	N/A	N/A	N/A
Real estate assets, net, including real estate - intangible assets	3,165,085	2,746,976	2,977,100	3,282,561	3,637,719
Investments in and advances to non-consolidated entities	27,129	39,330	21,252	4,757	127,905
Total assets	3,418,203	3,026,820	3,283,768	3,528,617	4,054,497
Mortgages, notes payable and credit facility, including discontinued operations	1,878,208	1,662,375	1,778,077	2,072,738	2,372,323
Shareholders' equity	1,306,730	1,111,846	1,228,928	1,157,441	1,354,847
Total equity	1,333,165	1,170,203	1,304,901	1,246,008	1,449,843
Preferred share liquidation preference	251,770	322,032	338,760	338,760	363,915
_________

N/A - Ratio is below 1.0, deficit of $25,454, $64,877, $49,287, $12,049 and $1,562 exists at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

All years have been adjusted to reflect the impact of (1) operating properties sold during the years ended December 31, 2012, 2011, 2010, 2009 and 2008, which are reflected in discontinued operations in the Consolidated Statements of Operations and (2) the 2008 basis adjustment to our equity invested in NLS as discussed in note 4 in the Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
In this discussion, we have included statements that may constitute “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not historical facts but instead represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside our control. These statements may relate to our future plans and objectives, among other things. By identifying these statements for you in this manner, we are alerting you to the possibility that our actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause our results to differ, possibly materially, from those indicated in the forward-looking statements include, among others, those discussed above in “Risk Factors” in Part I, Item 1A of this Annual Report and “Cautionary Statements Concerning Forward-Looking Statements” in Part I, of this Annual Report.

Overview
General. We are a self-managed and self-administered REIT formed under the laws of the state of Maryland. We operate primarily in one segment, single-tenant real estate assets, and our primary business is the investment in and acquisition, ownership, financing and management of a geographically diverse portfolio consisting of predominantly single-tenant office, industrial and retail properties.
As of December 31, 2012, we had equity ownership interests in approximately 220 consolidated real estate properties, located in 41 states and encompassing approximately 41.2 million square feet, approximately 97.3% of which was leased. A majority of these properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets, (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates and (3) earn fee income.
Since 2010, we have seen an increase in acquisition opportunities and strengthening in the availability of capital. However, our business continues to be impacted in a number of ways by the uncertainty and volatility in the capital markets, including (1) a need to preserve capital, generate additional liquidity and improve our overall financial flexibility, (2) our ability to find attractive financing, (3) challenges in acquiring suitable property investments and (4) tenant uncertainty with respect to future space needs. However, it is difficult for us to predict when, or if, the economy will fully recover.
In an effort to diversify our risk, we invest across the United States in properties leased to tenants in various industries, including finance/insurance, technology, energy, automotive and consumer products. However, industry declines, to the extent we have concentration, and general economic declines could negatively impact our results of operations and cash flows.
In addition to corporate level borrowings, none of which matures in 2013 or 2014, as of the date of filing this Annual Report, we have consolidated property specific non-recourse mortgage debt with an aggregate of $238.4 million and $251.0 million in balloon payments that mature in 2013 and 2014, respectively.

Business Strategy. Our current business strategy is focused on maintaining a strong balance sheet and improving our long-term growth prospectus. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.
We believe a positive impact continues to result from our business strategy. In 2012, we increased our net assets by approximately $163.0 million as compared to 2011. In 2012, we completed acquisitions/build-to-suit transactions for an aggregate capitalized cost of approximately $247.0 million and reduced our weighted-average interest rate on outstanding consolidated indebtedness by approximately 34 basis points primarily by refinancing higher interest rate debt. In 2011 and 2010, we reduced our overall consolidated indebtedness by $119.3 million and $300.3 million, respectively, primarily (1) by repurchasing our 5.45% Exchangeable Guaranteed Notes and (2) through the sale, transfer or other disposition of properties to third parties and lenders.

We expect our business strategy will enable us to continue to improve our liquidity and strengthen our overall balance sheet. We believe liquidity and a strong balance sheet will allow us to take advantage of attractive investment opportunities as they arise, which will create meaningful shareholder value.
Investment Trends. Making investments in income producing single-tenant net-leased real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. When we acquire real estate assets, we look for general purpose office and industrial real estate assets subject to a long-term net-lease which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use and (3) an attractive geographic location.
Commencing in 2008, acquisition activity decreased as we focused on retiring senior debt and preferred securities to improve our balance sheet. In response to the compression in capitalization rates for investment opportunities, we refocused our efforts into (1) repurchasing our senior debt at what we believe were attractive and secure yields to maturity and (2) disposing of real estate assets in compliance with regulatory and contractual requirements. Beginning in the fourth quarter of 2009, we began to see an increase in our acquisition activity.
Our acquisition volume for 2012 and 2011 consisted primarily of build-to-suit transactions whereby we (1) provide capital to developers who are engaged in build-to-suit transactions and/or commit to purchase the property from developers upon completion or (2) acquire a property subject to a single-tenant net-lease and engage a developer to complete construction of a build-to-suit property as required by the lease. We believe these arrangements offer developers and/or tenants access to capital while simultaneously providing us with attractive risk-adjusted projected yields.
We generally mitigate our cost exposure by requiring purchase agreements, development agreements and/or loan agreements to specify a maximum price and/or loan commitment amount prior to our investment. Cost overruns are generally the responsibility of the developer, or in some cases the prospective tenant. To further mitigate risk, we believe we perform stringent underwriting procedures such as, among other items, (1) requiring payment and performance bonds and/or completion guarantees from developers and/or contractors; (2) engaging third-party construction consultants and/or engineers to monitor construction progress and quality; (3) only hiring developers with a proven history of performance; (4) requiring developers to provide financial statements and in some cases personal guarantees from principals; (5) obtaining and reviewing detailed plans and constructions budgets; (6) requiring a long-term tenant lease to be executed prior to funding; and (7) securing liens on the property to the extent of construction funding.
The following is a summary of our property acquisitions and build-to-suit transactions for the year ended December 31, 2012:
Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Lease Term (Years)	Date Acquired
Missouri City, TX(1)	Industrial	—	$23.0	20	2Q 2012
Phoenix, AZ	Office	252	$53.2	17	4Q 2012
		252	$76.2
(1) Consists of a 152 acre industrial site with various structures, including storage areas and a rail spur.

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Capitalized Cost(millions)	Lease Term (Years)	Date Acquired	Capitalized Cost Per Square Foot
Huntington, WV	Office	69	$12.6	15	1Q 2012	$182.81
Florence, SC	Office	32	$5.1	12	1Q 2012	$159.18
Shreveport, LA	Industrial	258	$12.9	10	2Q 2012	$50.19
Jessup, PA(1)	Office	150	$24.9	15	3Q 2012	$136.12
Saint Joseph, MO	Office	99	$17.6	15	3Q 2012	$177.76
Valdosta, GA(2)	Retail	51	$8.3	15	3Q 2012	$161.69
Opelika, AL(2)	Retail	52	$8.3	15	4Q 2012	$160.24
Eugene, OR	Office	80	$17.6	15	4Q 2012	$219.44
		791	$107.3
(1) Capitalized cost includes $4.5 million funded by the tenant.
(2) Includes leasing costs of $0.5 million for Valdosta and $0.4 million for Opelika.

On-going Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/ Contribution (millions)	Lease Term (years)	Estimated Completion Date	Costs Incurred as of 12/31/12(1) (millions)
Long Island City, NY(2)	Industrial	143	$46.7	15	1Q 13	$32.7
Denver, CO	Office	163	$38.4	15	2Q 13	$22.8
Tuscaloosa, AL	Retail	42	$8.8	15	2Q 13	$3.4
Rantoul, IL	Industrial	813	$42.6	20	4Q 13	$10.0
		1,161	$136.5			$68.9
(1) Balance includes equity credit received.
(2) Joint venture investment.
We can provide no assurance with respect to the completion, cost or timing of these on-going build-to-suit transactions.
Loan Investments. We invest in loan assets secured by single-tenant real estate assets, which (1) we feel comfortable owning for our investment should the borrower default for reasons other than an underlying tenant default or (2) are necessary for an efficient disposition of our equity interest in the property. During the the year ended December 31, 2012, we entered into an arrangement to fund the construction of a charter school in Homestead, Florida. The loan, which had an outstanding principal balance of approximately $8.0 million as of December 31, 2012, matures in August 2014 and accrues interest at 7.5% per annum. During the fourth quarter of 2012, we contracted to lend up to $32.6 million for the construction of a data center in Norwalk, Connecticut. The interest-only loan bears interest at 7.5% and matures in November 2014. The loan had an outstanding principal balance of $3.5 million as of December 31, 2012.
During 2011, we loaned $3.0 million to the buyer in connection with the sale of a vacant industrial property for $3.7 million. The loan was secured by the property, bore interest at 7.8% and was satisfied in full in 2012. In 2011, we made a $10.0 million mezzanine loan secured by a 100% pledge of all equity interests in the entities which owned two, to-be-constructed distribution facilities. The loan was scheduled to mature in June 2013 and had an interest rate of 15.0% for the first year and 18.5% for the second year. The loan was fully satisfied in November 2011 for a payment of $11.5 million which included accrued interest and yield maintenance.
During 2011 and 2010, we made a 15.0% mortgage loan secured by an office building in Schaumburg, Illinois, which was scheduled to mature in January 2012 but could have been extended one additional year by the borrower for a 50 basis point fee. The mortgage loan had an outstanding balance of $21.9 million at December 31, 2012. The property is leased through December 31, 2022 for an average annual rent of $4.0 million. The tenant made a claim for a $12.2 million tenant improvement allowance, which is being offset by withholding rent. The borrower defaulted on the mortgage loan and we have initiated foreclosure proceedings. If we are successful on the foreclosure proceedings we will be required to pay the balance of the tenant improvement allowance.
During 2010, we made a $17.0 million loan secured by a combination of limited partner interests in entities that owned, and second mortgage liens or mortgage liens against, five medical facilities. This loan was guaranteed by a parent entity and principal and initially matured in December 2011 and required payments of interest only at a rate of 14.0% through February 2011 and 16.0% thereafter. The borrower prepaid an aggregate $7.5 million in December 2010 and February 2011 in connection with the sale of certain collateral, and repaid the remaining $9.5 million in December 2011.
Also as of December 31, 2012, the tenant of the property in Westmont, Illinois, which we sold in 2007 but issued a purchase mortgage to the buyer, exercised its option to terminate its lease effective November 2013. As of December 31, 2012, our note receivable was $26.8 million.
Despite the current economic uncertainty, we have seen an increase in our acquisition pipeline, mostly consisting of build-to-suit transactions. We have several commitments and letters of intent for future acquisitions as of the first quarter of 2013, and we anticipate continued acquisition activity for 2013. However, we can provide no assurances that any of these transactions will be consummated or, if consummated, will be successful.
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

Our property owner subsidiaries try to mitigate these risks by (1) staying in close contact with our tenants during the lease term in order to assess the tenant's current and future occupancy needs, (2) maintaining relationships with local brokers to determine the depth of the rental market and (3) retaining local expertise to assist in the re-tenanting of a property. However, no assurance can be given that once a property becomes vacant it will subsequently be re-let. Generally, a tenant in a single-tenant office property commences lease extension discussions well in advance of lease expiration. If the lease has a year or less remaining until expiration, there is a high likelihood that the tenant will not extend the lease.
If a property cannot be re-let to a single user and the property can be adapted to multi-tenant use, we determine whether the costs of adapting the property to multi-tenant use outweigh the benefit of funding operating costs while searching for a single-tenant.
Certain of the long-term leases on properties in which we have an ownership interest contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (1) scheduled fixed base rent increases and (2) base rent increases based upon the consumer price index. In addition, a majority of the leases on the single-tenant properties in which we have an ownership interest require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the leases on single-tenant properties in which we have an ownership interest are generally structured in a way that minimizes our responsibility for capital improvements.
Since 2008, tenants have been more aggressive in lease and lease renewal negotiations with respect to rental rate, tenant concessions and landlord responsibilities. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases have generally increased to include, among other items, some form of responsibility for capital repairs and replacements.
During 2012, we entered into 69 new leases and lease extensions encompassing approximately 7.4 million square feet. The average GAAP base rent on these extended leases was approximately $7.22 per square foot compared to the average GAAP base rent on these leases before extension of $7.62 per square foot. The weighted-average cost of tenant improvements and lease commissions was approximately $9.40 per square foot for new leases and $9.44 per square foot for extended leases. We expect renewal rents to be lower than expiring rents and tenant improvement allowance and leasing costs to remain at their current levels in the near future.
We continue to monitor the credit of tenants of properties in which we have an interest by (1) subscribing to S&P and Moody's, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord's damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year's rent and (2) the rent for 15%, of the remaining term of the lease not to exceed three years rent.
A vacant property in each of Tulsa, Oklahoma and Clive, Iowa in which we had an interest were disposed of in foreclosure in 2012. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage balance.

Impairment charges. During 2012, 2011 and 2010, we incurred impairment charges on our assets of $10.0 million, $117.4 million and $56.9 million, respectively, due primarily to the assets being sold below their carrying value and a deterioration in economic conditions since the acquisition of such assets. These real estate assets were primarily non-core assets including retail properties, under performing and multi-tenant properties.
Given the continued uncertainty in general economic conditions, we cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.

Critical Accounting Policies. Our accompanying consolidated financial statements have been prepared in accordance with GAAP, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements beginning on page 65 of this Annual Report and incorporated herein.
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

Judgments and Estimates. Our management has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare our consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on our management's best estimates and judgment. Our management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions. Our management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and entities that should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, valuation and impairment of assets held by equity method investees, valuation of derivative financial instruments and the useful lives of long-lived assets.

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
The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on our management's determination of relative fair values of these assets. Factors considered by our management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, our management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Our management also estimates costs to execute similar leases including leasing commissions.
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

Acquisition, Development and Construction Arrangements. We evaluate loans receivable where we participate in residual profits through loan provisions or other contracts to ascertain whether we have the same risks and rewards as an owner or a joint venture partner. Where we conclude that such arrangements are more appropriately treated as an investment in real estate, we reflect such loan receivable as an equity investment in real estate under construction in the Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and we record capitalized interest during the construction period. In arrangements where we engage a developer to construct a property or provide funds to a tenant to develop a property, we will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.
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
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, corporate level borrowings, capital recycling proceeds, issuances of equity, mortgage proceeds and our other principal sources of liquidity, will be available to provide the necessary capital required to fund our operations and allow us to grow.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $163.8 million for 2012, $180.1 million for 2011 and $164.8 million for 2010. Cash flows from operations in 2011 was primarily impacted by the receipt of a lease termination payment on our Lenexa, Kansas property. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, loan interest payments from borrowers, and advisory fees, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $142.2 million in 2012, $24.8 million in 2011 and $24.8 million in 2010. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings, proceeds from the sale of interests in non-consolidated properties and changes in escrow deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs and loans receivable, and an increase in deferred leasing costs, deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities totaled $59.4 million in 2012, $144.3 million in 2011 and $141.2 million in 2010. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, contributions from noncontrolling interests, non-recourse mortgages and corporate borrowings, offset by dividend and distribution payments, repurchases of equity interests, forward equity commitment payments, net, an increase in deferred financing costs and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2012, 2011 and 2010, we raised net proceeds of approximately $164.4 million, $99.0 million and $166.4 million, respectively, through the issuance of common shares. We primarily used these proceeds to retire indebtedness.

During 2007, we issued an aggregate $450.0 million of 5.45% Exchangeable Guaranteed Notes due in 2027. Since 2008, we repurchased and retired all notes for $358.1 million in cash and 1.6 million common shares having a value at issuance of $23.5 million (or $14.50 per share).

During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require us to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the principal of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 2017, except to preserve our REIT status. Thereafter, we may redeem the notes for cash equal to 100% of the principal of the notes to be redeemed, plus any accrued and unpaid interest. As of the date of filing this Annual Report, the notes have a conversion rate of 144.2599 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $6.93 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in our dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election. During 2012, holders of the notes converted an aggregate $31.1 million of notes for 4.5 million common shares and an aggregate cash payment by us of $2.4 million plus accrued and unpaid interest.

During 2012 and 2011, we repurchased and retired all outstanding Series B Preferred Shares (approximately 3.2 million) and approximately 0.2 million Series C Preferred Shares for an aggregate purchase price of $85.5 million, which was at a $1.5 million discount to the liquidation preferences of the preferred shares.

During 2008, we entered into a forward equity commitment to purchase 3.5 million of our common shares at a price of $5.60 per share and we agreed to make floating payments during the term of the forward purchase at LIBOR plus 250 basis points per annum and we retained all cash dividend payments. We prepaid $15.6 million of the $19.6 million purchase price during 2008 and 2009. We settled the commitment in October 2011 for a cash payment of approximately $4.0 million and retired approximately 4.0 million common shares.

We may access these markets and other markets in the future to implement our business strategy and to fund future growth. However, the continued general economic uncertainty and the volatility in these markets makes accessing these markets challenging.

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

As of December 31, 2012, there was a total of approximately 3.8 million OP units outstanding other than OP units held by us. Of this total, approximately 1.5 million are held by related parties.

As a result of the general deterioration in real estate values which commenced in 2008, few sellers of real estate are seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2012, our property owner subsidiaries have related balloon payments of $238.4 million and $251.0 million maturing in 2013 and 2014, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flow from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($34.0 million at December 31, 2012), borrowing capacity on our primary credit facility ($296.3 million as of December 31, 2012).

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

We expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced. However, the current economic environment has impacted our ability to obtain property specific debt on favorable terms in many cases. In 2008, property specific mortgage lending nearly ceased. Since then, the number of lenders and available loan proceeds have diminished significantly. In addition, the required loan to value ratios have decreased and the covenants, including required reserve amounts, have increased. Accordingly, we expect to primarily use corporate level borrowings to finance our acquisitions and debt maturities.

In 2012 and 2011, we obtained, through consolidated property owner subsidiaries, $121.0 million and $15.0 million, respectively, in non-recourse mortgage loans with interest rates ranging from 4.0% to 4.7% and maturity dates ranging from 2016 to 2023.

Corporate Borrowings. In 2012, we procured a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent. The secured term loan matures in January 2019 and requires regular payments of interest only at an interest rate dependent on our leverage ratio, as defined therein, ranging from 2.00% to 2.85% over LIBOR. Upon the date when we obtain an investment grade debt rating from at least two of S&P, Moody’s and Fitch, the interest rate under the secured term loan will be dependent on our debt rating. We may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings anytime thereafter, however at a premium for the next three years. We entered into aggregate interest-rate swap agreements to fix LIBOR at an aggregate weighted-average rate of 1.42% on $255.0 million of borrowings under the secured term loan for seven years. As of the date of filing of this Annual Report, $255.0 million was outstanding, the collateral securing the term loan was released and we were in compliance with the financial covenants contained in the term loan agreement.

In addition, in 2012, we refinanced our secured $300.0 million revolving credit facility procured in January 2011 with KeyBank, as agent, with a $300.0 million secured revolving credit facility. The secured revolving facility required payments of interest at rates ranging from 1.625% to 2.375% over LIBOR depending on our leverage ratios, as defined therein. The secured revolving credit facility was to mature in January 2015, but could be extended to January 2016 at our option.

See Part I, Item 1 “Business”, for disclosure relating to the refinancing of our secured credit facility with an unsecured credit facility and the amendment of our secured term loan to an unsecured term loan subsequent to December 31, 2012. As of the date of filing of this Annual Report, no amounts were outstanding on our unsecured credit facility and we were in compliance with the financial covenants contained in the credit agreement governing our unsecured credit facility.

In March 2008, we obtained $25.0 million and $45.0 million original principal amount secured term loans from KeyBank. The loans were fully satisfied in January 2012 with proceeds from the secured term loan and our credit facility. Also in January 2012, we fully satisfied the remaining $62.2 million original principal amount outstanding of our 5.45% Exchangeable Guaranteed Notes due in 2027 obtained in 2007.

During 2007, we issued $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2012 and 2011, there were $129.1 million of these securities outstanding.

While property specific mortgages have become harder to obtain, corporate level borrowings have generally been available and we expect this to continue to be the case in the near future. We may seek a credit rating from certain credit agencies to improve the cost of our corporate level borrowings. However, no assurance can be given that we will seek such a rating or what rating we may receive.

Co-investment Programs and Joint Ventures. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risk in certain assets and increasing our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. If we continue to grow, we expect to enter into co-investment programs and joint ventures primarily with respect to assets that we ordinarily would not have invested in such, as non-core assets. We believe this mitigates our exposure to the risks inherent in non-core assets. In 2012, we entered into two joint ventures which invested in an inpatient rehabilitation hospital and a retail property.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2012, we disposed of our interests in properties, including a non-consolidated property, for a gross price of $181.4 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments.

Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2012, we had approximately $1.9 billion of indebtedness, consisting of mortgages and notes payable outstanding, 6.00% Convertible Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 5.4%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.

If we are unable to satisfy our contractual obligations and other operating costs with our cash flow from operations, we intend to use borrowings and proceeds from issuances of equity or debt securities. If a property owner subsidiary is unable to satisfy its contractual obligations and other operating costs, it may default on its obligations and lose its assets in foreclosure or through bankruptcy proceedings.

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

We paid approximately $103.3 million in cash dividends to our common and preferred shareholders in 2012. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Capital Resources

General. Due to the net-lease structure of a majority of our investments, our property owner subsidiaries historically have not incurred significant expenditures in the ordinary course of business to maintain the properties in which we have an interest. However, particularly since 2008, as leases have expired, our property owner subsidiaries have incurred costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant use. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

Single-Tenant Properties. We do not anticipate significant capital expenditures at the single-tenant properties in which we have an interest that are subject to net or similar leases since the tenants at these properties generally bear all or substantially all of the cost of property operations, maintenance and repairs. However, at certain properties subject to net leases, our property owner subsidiaries are responsible for replacement and/or repair of certain capital items, which may or may not be reimbursed. At certain single-tenant properties that are not subject to a net lease, our property owner subsidiaries have a level of property operating expense responsibility, which may or may not be reimbursed.

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have interests in multi-tenant properties in our consolidated portfolio. While tenants are generally responsible for increases over base year expenses, our property owner subsidiaries are generally responsible for the base-year expenses and capital expenditures at these properties.

Vacant Properties. To the extent there is a vacancy in a property, our property owner subsidiary would be obligated for all operating expenses, including real estate taxes and insurance. If a property is vacant for an extended period of time, our property owner subsidiary may incur substantial capital expenditure costs to re-tenant the property.

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which we have an interest. In the past, our property owner subsidiary has generally funded, and in the future our property owner subsidiary intends to generally fund, these property expansions with either additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties or capital contributions from us.

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

Results of Operations

Year ended December 31, 2012 compared with December 31, 2011. The increase in total gross revenues in 2012 of $31.1 million was primarily attributable to an increase in rental revenue of $32.7 million offset in part by a decrease in tenant reimbursements and advisory and incentive fees of $1.4 million and $0.2 million, respectively.

The increase in rental revenue was primarily due to (1) 2012 and 2011 property acquisition revenue of $25.4 million, including $14.2 million from NLS properties acquired on September 1, 2012, (2) increased occupancy revenue from the Transmerica Tower in Baltimore, Maryland of $7.5 million and (3) $3.3 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease. These increases were partially offset by a decrease in revenue of $4.7 million from our office property in Farmington Hills, Michigan due to lease rollover.

The decrease in interest and amortization expense of $7.7 million was primarily due to (1) a reduction in the weighted-average interest rate on outstanding indebtedness, (2) retirement of debt which had corresponding debt discount amortization, (3) lower deferred financing cost amortization and (4) greater interest capitalized.

Depreciation and amortization increased $5.5 million primarily due to the acquisition of real estate properties in 2012 and 2011 offset by (1) the acceleration of amortization on certain lease intangible assets due to tenant lease terminations and (2) assets becoming fully amortized in 2012.

The increase in property operating expense of $2.0 million was primarily due to an increase in occupancy at certain multi-tenant properties which had an increase in costs and the acquisition of properties with operating expense obligations.

The increase in general and administrative expense of $1.8 million was primarily due to a $2.1 million increase in personnel costs.

Non-operating income decreased $6.1 million primarily due to the satisfaction of notes receivable resulting in less interest earned and reduced interest income earned on a note receivable currently in default secured by an office property in Schaumburg, Illinois.

The change in the value of our forward equity commitment of $2.0 million was primarily due to the settlement of the commitment in October 2011.

The litigation reserve of $2.8 million in 2012 relates to a litigation that has been settled with a payment by us of $2.8 million.

The increase in debt satisfaction charges, net of $9.5 million was primarily due to the conversion of $31.1 million 6.00% Convertible Notes in 2012 and the write-off of deferred financing costs relating to the satisfaction of the $60.6 million term loans during the first quarter of 2012.

The gain on acquisition of $167.9 million primarily represents the gain recognized due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in NLS.

Impairment charges decreased by $31.7 million due to the timing of triggering events on properties held and used in operations.

The increase in the provision for income taxes of $1.8 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our wholly-owned taxable REIT subsidiary to the REIT itself during the first quarter of 2011.

The decrease in equity in earnings of non-consolidated entities of $8.8 million was primarily due to (1) a $9.3 million decrease in earnings from NLS primarily due to the consolidation of NLS on September 1, 2012, (2) a $1.4 million reduction due to the consolidation in 2012 of a previously non-consolidated property and (3) a reduction in earnings from various joint ventures of $1.5 million, offset by a $1.8 million increase in earnings recognized on our interests in Concord and CDH CDO and a $1.6 million impairment charge recognized in 2011 on an investment in a non-consolidated entity.

Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $76.4 million was primarily due to a decrease in impairment charges of $75.8 million, an increase in gains on sales of properties of $6.7 million and a decrease in debt satisfaction charges of $0.4 million, offset in part by a $6.4 million increase in loss from discontinued operations.

The increase in net income attributable to noncontrolling interests of $14.5 million was primarily due to a decrease in impairment charges incurred by non-wholly owned entities.

The increase in net income attributable to common shareholders of $260.6 million was primarily due to the items discussed above.

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

Year ended December 31, 2011 compared with December 31, 2010. Of the increase in total gross revenues in 2011 of $8.5 million, $6.6 million is attributable to an increase in rental revenue and a $1.0 million increase in tenant reimbursements due to an increase in acquisition and leasing activity and an increase in advisory and incentive fees of $0.9 million primarily relating to third-party managed account return hurdles being met.

The increase in rental revenue was primarily due to (1) 2011 and 2010 property acquisition revenue of $7.9 million, (2) increased occupancy revenue from the Transamerica Tower in Baltimore, Maryland of $2.3 million and (3) $2.1 million of revenue recognized on our Farmington Hills, Michigan property due to a tenant's lease termination. These increases were offset by a decrease of $5.6 million due to lease rollover and amendments.

The decrease in interest and amortization expense of $10.0 million is primarily due to the decrease in indebtedness.

Depreciation and amortization increased by $6.9 million primarily due to the acquisition of real estate properties and the acceleration of amortization on certain lease intangible assets due to tenant lease terminations.

The decrease in property operating expense of $1.0 million is primarily due to a decrease in the operating expenses at certain multi-tenant properties which had an increase in vacancy resulting in lower costs, and certain tenants taking direct responsibility for payments of operating costs in which our property owner subsidiaries have an interest.

Non-operating income increased $1.2 million which is primarily due to investments made in 2011 and 2010.

The change in value of our forward equity commitment of $6.9 million was primarily due to the period change in the per share price of our common shares.

The increase in impairment charges and loan losses of $29.1 million was due to $35.9 million in impairment charges recognized in 2011 relating to our non-core properties, including certain retail, underperforming and multi-tenanted properties. We explored the possible disposition of these properties and determined that the estimated undiscounted future cash flows were below the properties carrying values. During 2010, the charges related to loan loss reserves ($3.9 million) on two investments and a $3.0 million impairment charge due to operational considerations at a property.

The charge in the benefit (provisions) for income taxes of $2.4 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our wholly-owned taxable REIT subsidiary to the REIT itself.

The increase in equity in earnings of non-consolidated entities of $8.6 million is primarily due to $2.2 million earned from an investment in LW Sofi LLC, $1.4 million earned on a new non-consolidated entity, Pemlex LLC, prior to consolidation and cash distributions of $4.0 million received from our investments in Concord related entities.

Discontinued operations represents properties sold or held for sale. The total discontinued operations loss increased $41.3 million due to an increase in impairment charges of $31.4 million, a decrease in gains on sales of properties of $8.1 million and an increase in debt satisfaction charges, net of $3.5 million, offset by an increase in the income from discontinued operations of $1.8 million.

Net loss attributable to noncontrolling interests increased $5.7 million primarily due to an increase in impairment charges incurred on noncontrolling interest properties.

Net loss attributable to common shareholders increased $45.6 million primarily due to the items discussed above.

Same-Store Results

Same-store results includes all consolidated properties except properties acquired and sold in 2012 and 2011. Our historical same-store occupancy was 97.0% at December 31, 2012 compared to 96.5% at December 31, 2011. The following presents our consolidated same-store net operating income, or NOI, for the years ended December 31, 2012 and 2011 ($000):

	2012	2011
Total base rent	$272,542	$272,208
Tenant reimbursements and other	29,257	31,396
Property operating expenses	(58,169)	(57,788)
Same-store NOI - Cash basis	$243,630	$245,816

The change in our same-store NOI from 2011 to 2012 was a decrease of 0.9%. This was primarily due to a decrease in tenant reimbursements and an increase in property operating expenses due to the timing of new tenant leases and the establishment of base years for certain tenants.

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

The National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as “net income (or loss) computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” NAREIT clarified its computation of FFO to exclude impairment charges on depreciable real estate owned directly or indirectly. FFO does not represent cash generated from operating activities in accordance with GAAP and is not indicative of cash available to fund cash needs.

We present Reported Company FFO, which differs from FFO as it includes our OP units, our Series C Preferred Shares, and our 6.00% Convertible Notes, because these securities are convertible, at the holder's option, into our common shares. Management believes this is appropriate and relevant to securities analysts, investors and other interested parties because we present Reported Company FFO on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, are converted. We also present Company FFO, as adjusted, which adjusts Reported Company FFO for certain items which we believe are non-recurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, Reported Company FFO and Company FFO, as adjusted, may not be comparable to similarly titled measures as reported by others. Reported Company FFO and Company FFO, as adjusted, should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income (loss) attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for the the years ended December 31, 2012 and 2011 (unaudited and dollars in thousands, except per share amounts):

	2012	2011
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to Lexington Realty Trust shareholders	$180,316	$(79,584)
Adjustments:
Depreciation and amortization	163,890	160,689
Impairment charges - real estate	9,969	117,443
Impairment charges - joint venture	—	4,811
Noncontrolling interests - OP units	1,192	578
Amortization of leasing commissions	4,838	3,918
Joint venture and noncontrolling interest adjustment	560	(23,309)
Preferred dividends - Series B & D	(14,001)	(17,852)
Gains on sales of properties	(13,291)	(6,557)
Gain on sale - joint venture investment	(7,000)	—
Gain on acquisition	(167,864)	—
Interest and amortization on 6.00% Convertible Notes	8,953	9,307
Reported Company FFO	167,562	169,444
Debt satisfaction charges, net	9,658	561
Forward equity commitment	—	(2,030)
Litigation reserve	2,775	—
Gains on loan sales - joint venture	—	(1,927)
Other	603	3,966
Company FFO, as adjusted	$180,598	$170,014

Per Share Amounts
Basic:
Reported Company FFO	$0.91	$0.95
Company FFO, as adjusted	$0.98	$0.97

Diluted:
Reported Company FFO	$0.91	$0.95
Company FFO, as adjusted	$0.98	$0.97

Basic:	2012	2011
Weighted-average common shares outstanding - EPS basic	159,109,424	152,473,336
6.00% Convertible Notes	15,805,245	16,232,862
Non-vested share-based payment awards	244,366	130,684
Operating Partnership Units	4,438,708	4,725,798
Preferred Shares - Series C	4,712,421	5,043,521
Weighted-average common shares outstanding - Reported Company FFO basic	184,310,164	178,606,201
Adjustments:
Forward equity commitment settlement	—	(2,760,608)
Weighted-average common shares outstanding - Company FFO, as adjusted	184,310,164	175,845,593

Diluted:
Weighted-average common shares outstanding - Reported Company FFO basic	184,310,164	178,606,201
Options - Incremental shares	306,449	208,463
Weighted-average common shares outstanding - Reported Company FFO diluted	184,616,613	178,814,664
Adjustments:
Forward equity commitment settlement	—	(2,760,608)
Weighted-average common shares outstanding - Company FFO, as adjusted	184,616,613	176,054,056

Off-Balance Sheet Arrangements

As of December 31, 2012, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries. We have also agreed to indemnify a third-party for any draws on a letter of credit securing similar non-recourse exceptions with respect to an investment we formerly owned but now manage. Upon expiration of such letter of credit, we have agreed to deliver a replacement $2.5 million letter of credit.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2012 ($000's):

	2013	2014	2015	2016	2017	2018 and Thereafter	Total
Notes payable[1]	$272,192	$283,460	$313,474	$167,312	$171,058	$676,481	$1,883,977
Interest payable - fixed rate	91,722	80,571	60,233	48,939	31,000	61,323	373,788
Operating lease obligations[2]	3,808	3,527	3,488	2,008	1,934	15,884	30,649
	$367,722	$367,558	$377,195	$218,259	$203,992	$753,688	$2,288,414

1. Includes balloon payments. Amounts shown exclude a debt discount of $5.8 million and exclude $3.7 million in outstanding letters of credit.
2. Includes ground lease payments and office rents. Amounts disclosed do not include rents that adjust to fair market value. In addition certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

In addition, we guarantee certain tenant improvement allowances and lease commissions on behalf of certain property owner subsidiaries when required by the related tenant or lender. However, we do not believe these guarantees are material to us as the obligations under and risks associated with such guarantees are priced into the rent under the lease or the value of the property.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable rate debt and fixed rate debt. As of December 31, 2012 and 2011, we had no consolidated variable rate indebtedness not subject to an interest rate swap agreement. During 2012 and 2011, our variable rate indebtedness had a weighted-average interest rate of 2.5% and 3.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2012 and 2011 would have been increased by approximately $0.6 million and $17 thousand, respectively. As of December 31, 2012 and 2011, our consolidated fixed rate debt was approximately $1.9 billion and $1.7 billion, respectively, which represented 100.0% of total long-term indebtedness in each year.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of December 31, 2012 and are indicative of the interest rate environment as of December 31, 2012, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $1.8 billion as of December 31, 2012.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We generally enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of the date of filing this Annual Report, we have five interest rate swap agreements in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2012. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal control over financial reporting is effective as of December 31, 2012.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued a report which is included on page 57 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexington Realty Trust's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2013 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 25, 2013

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust's (the “Company's”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexington Realty Trust and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2012 and the related financial statement schedule, and our report dated February 25, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 25, 2013

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2012	2011
Assets:
Real estate, at cost	$3,564,466	$3,172,246
Real estate - intangible assets	685,914	546,918
Investments in real estate under construction	65,122	34,529
	4,315,502	3,753,693
Less: accumulated depreciation and amortization	1,150,417	1,006,717
Real estate, net	3,165,085	2,746,976
Cash and cash equivalents	34,024	63,711
Restricted cash	26,741	30,657
Investment in and advances to non-consolidated entities	27,129	39,330
Deferred expenses (net of accumulated amortization of $24,402 in 2012 and $22,708 in 2011)	57,549	43,966
Loans receivable, net	72,540	66,619
Rent receivable - current	7,355	7,271
Other assets	27,780	28,290
Total assets	$3,418,203	$3,026,820
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,415,961	$1,366,004
Term loan payable	255,000	—
Exchangeable notes payable	—	62,102
Convertible notes payable	78,127	105,149
Trust preferred securities	129,120	129,120
Dividends payable	31,351	25,273
Accounts payable and other liabilities	70,367	53,058
Accrued interest payable	11,980	13,019
Deferred revenue - including below market leases (net of accretion of $44,706 in 2012 and $37,485 in 2011)	79,908	90,349
Prepaid rent	13,224	12,543
Total liabilities	2,085,038	1,856,617

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series B Cumulative Redeemable Preferred, liquidation preference $68,522; 2,740,874 shares issued and outstanding in 2011	—	66,193
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and $98,510; and 1,935,400 and 1,970,200 shares issued and outstanding in 2012 and 2011, respectively	94,016	95,706
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 178,616,664 and 154,938,351 shares issued and outstanding in 2012 and 2011, respectively	18	15
Additional paid-in-capital	2,212,949	2,010,850
Accumulated distributions in excess of net income	(1,143,803)	(1,212,630)
Accumulated other comprehensive income (loss)	(6,224)	1,938
Total shareholders’ equity	1,306,730	1,111,846
Noncontrolling interests	26,435	58,357
Total equity	1,333,165	1,170,203
Total liabilities and equity	$3,418,203	$3,026,820

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2012	2011	2010
Gross revenues:
Rental	$313,081	$280,410	$273,788
Advisory and incentive fees	1,806	2,012	1,108
Tenant reimbursements	29,992	31,404	30,454
Total gross revenues	344,879	313,826	305,350
Expense applicable to revenues:
Depreciation and amortization	(161,876)	(156,358)	(149,474)
Property operating	(60,213)	(58,229)	(59,194)
General and administrative	(23,956)	(22,200)	(22,456)
Non-operating income	6,888	13,020	11,811
Interest and amortization expense	(98,803)	(106,478)	(116,516)
Debt satisfaction gains (charges), net	(9,480)	45	212
Change in value of forward equity commitment	—	2,030	8,906
Gain on acquisition	167,864	—	—
Litigation reserve	(2,775)	—	—
Impairment charges and loan losses	(4,262)	(35,946)	(6,879)
Income (loss) before benefit (provision) for income taxes, equity in earnings of non-consolidated entities and discontinued operations	158,266	(50,290)	(28,240)
Benefit (provision) for income taxes	(941)	845	(1,543)
Equity in earnings of non-consolidated entities	21,531	30,334	21,741
Income (loss) from continuing operations	178,856	(19,111)	(8,042)
Discontinued operations:
Income (loss) from discontinued operations	(1,463)	4,955	3,185
Provision for income taxes	(161)	(76)	(29)
Debt satisfaction gains (charges), net	(178)	(606)	2,924
Gains on sales of properties	13,291	6,557	14,613
Impairment charges	(5,707)	(81,497)	(50,061)
Total discontinued operations	5,782	(70,667)	(29,368)
Net income (loss)	184,638	(89,778)	(37,410)
Less net (income) loss attributable to noncontrolling interests	(4,322)	10,194	4,450
Net income (loss) attributable to Lexington Realty Trust shareholders	180,316	(79,584)	(32,960)
Dividends attributable to preferred shares – Series B – 8.05% rate	(2,298)	(6,149)	(6,360)
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,655)	(6,809)
Dividends attributable to preferred shares – Series D – 7.55% rate	(11,703)	(11,703)	(11,703)
Allocation to participating securities	(1,059)	(368)	(264)
Deemed dividend – Series B	(2,346)	(95)	—
Redemption discount – Series C	229	833	—
Net income (loss) attributable to common shareholders	$156,849	$(103,721)	$(58,096)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.96	$(0.29)	$(0.28)
Income (loss) from discontinued operations	0.03	(0.39)	(0.16)
Net income (loss) attributable to common shareholders	$0.99	$(0.68)	$(0.44)
Weighted-average common shares outstanding – basic	159,109,424	152,473,336	130,985,809
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.91	$(0.29)	$(0.28)
Income (loss) from discontinued operations	0.02	(0.39)	(0.16)
Net income (loss) attributable to common shareholders	$0.93	$(0.68)	$(0.44)
Weighted-average common shares outstanding – diluted	179,659,826	152,473,336	130,985,809
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$152,808	$(44,703)	$(37,008)
Income (loss) from discontinued operations	4,041	(59,018)	(21,088)
Net income (loss) attributable to common shareholders	$156,849	$(103,721)	$(58,096)
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2012	2011	2010
Net income (loss)	$184,638	$(89,778)	$(37,410)
Other comprehensive income (loss):
Change in unrealized gain on foreign currency translation, net	—	—	(740)
Change in unrealized gain (loss) on interest rate swap, net	(8,162)	2,044	(39)
Other comprehensive income (loss)	(8,162)	2,044	(779)
Comprehensive income (loss)	176,476	(87,734)	(38,189)
Comprehensive (income) loss attributable to noncontrolling interests	(4,322)	10,194	4,450
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$172,154	$(77,540)	$(33,739)
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2010

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2009	$1,246,008	11,455,200	$327,867	121,943,258	$12	$1,750,979	$(922,090)	$673	$88,567
Contributions from noncontrolling interests	4,854	—	—	—	—	—	—	—	4,854
Redemption of noncontrolling OP units for common shares	—	—	—	457,351	—	2,685	—	—	(2,685)
Transfer of noncontrolling interests	(1,957)	—	—	—	—	—	—	—	(1,957)
Issuance of Convertible Notes	13,134	—	—	—	—	13,134	—	—	—
Forfeiture of employee performance common shares	171	—	—	(21,720)	—	—	171	—	—
Exercise of employee common share options	(356)	—	—	95,976	—	(356)	—	—	—
Issuance of common shares and deferred compensation amortization, net	171,503	—	—	24,077,724	3	171,500	—	—	—
Dividends/distributions	(90,267)	—	—	—	—	—	(81,911)	—	(8,356)
Net loss	(37,410)	—	—	—	—	—	(32,960)	—	(4,450)
Other comprehensive loss	(779)	—	—	—	—	—	—	(779)
Balance December 31, 2010	$1,304,901	11,455,200	$327,867	146,552,589	$15	$1,937,942	$(1,036,790)	$(106)	$75,973

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2011

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2010	$1,304,901	11,455,200	$327,867	146,552,589	$15	$1,937,942	$(1,036,790)	$(106)	$75,973
Redemption of noncontrolling OP units for common shares	—	—	—	398,927	—	2,187	—	—	(2,187)
Repurchase of common shares	(31,916)	—	—	(3,974,645)	—	(31,916)	—	—	—
Repurchase of preferred shares	(15,456)	(544,126)	(16,194)	—	—	—	738	—	—
Contributions from noncontrolling interests	2	—	—	—	—	—	—	—	2
Obtained control of noncontrolling investment	574	—	—	—	—	—	—	—	574
Exercise of employee common share options	221	—	—	250,355	—	221	—	—	—
Forfeiture of employee performance common shares	69	—	—	(10,140)	—	—	69	—	—
Issuance of common shares and deferred compensation amortization, net	102,416	—	—	11,721,265	—	102,416	—	—	—
Dividends/distributions	(102,874)	—	—	—	—	—	(97,063)	—	(5,811)
Net loss	(89,778)	—	—	—	—	—	(79,584)	—	(10,194)
Other comprehensive income	2,044	—	—	—	—	—	—	2,044	—
Balance December 31, 2011	$1,170,203	10,911,074	$311,673	154,938,351	$15	$2,010,850	$(1,212,630)	$1,938	$58,357

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2012

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,170,203	10,911,074	$311,673	154,938,351	$15	$2,010,850	$(1,212,630)	$1,938	$58,357
Contributions from noncontrolling interests	1,262	—	—	—	—	—	—	—	1,262
Redemption of noncontrolling OP units for common shares	—	—	—	257,427	—	1,343	—	—	(1,343)
Repurchase of preferred shares	(70,000)	(2,775,674)	(67,883)	—	—	—	(2,117)	—	—
Issuance of common shares upon conversion of Convertible Notes	33,770	—	—	4,487,060	1	33,769	—	—	—
Exercise of employee common share options, net	(534)	—	—	110,944	—	(534)	—	—	—
Issuance of common shares and deferred compensation amortization, net	167,523	—	—	18,822,882	2	167,521	—	—	—
Deconsolidation of consolidated joint venture	(782)	—	—	—	—	—	—	—	(782)
Dividends/distributions	(144,753)	—	—	—	—	—	(109,372)	—	(35,381)
Net income	184,638	—	—	—	—	—	180,316	—	4,322
Other comprehensive loss	(8,162)	—	—	—	—	—	—	(8,162)	—
Balance December 31, 2012	$1,333,165	8,135,400	$243,790	178,616,664	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$184,638	$(89,778)	$(37,410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	171,969	168,288	172,301
Gain on acquisition	(167,864)	—	—
Gains on sales of properties	(13,291)	(6,557)	(14,613)
Debt satisfaction (gains) charges, net	8,062	311	(3,590)
Impairment charges and loan losses	9,969	117,443	56,940
Straight-line rents	(7,372)	(1,763)	862
Other non-cash income, net	(1,139)	(6,364)	(7,912)
Equity in earnings of non-consolidated entities	(21,531)	(30,334)	(21,741)
Distributions of accumulated earnings from non-consolidated entities, net	7,498	11,549	3,233
Deferred taxes, net	(186)	(1,799)	489
Increase (decrease) in accounts payable and other liabilities	(598)	1,589	5,186
Change in rent receivable and prepaid rent, net	(1,325)	19,929	12,272
Increase (decrease) in accrued interest payable	(2,473)	(970)	2,921
Other adjustments, net	(2,547)	(1,407)	(4,187)
Net cash provided by operating activities:	163,810	180,137	164,751
Cash flows from investing activities:
Investment in real estate, including intangible assets	(98,083)	(25,811)	(17,250)
Investment in real estate under construction	(113,262)	(69,755)	(11,258)
Capital expenditures	(49,952)	(32,426)	(35,074)
Acquisition of remaining interest in NLS	(9,438)	—	—
Net proceeds from sale of properties	155,240	124,039	80,224
Principal payments received on loans receivable	6,841	46,867	12,480
Investment in loans receivable	(11,470)	(32,591)	(40,632)
Investments in and advances to non-consolidated entities, net	(20,172)	(19,940)	—
Proceeds from sale of interest in non-consolidated entity	7,000	—	112
Distributions from non-consolidated entities in excess of accumulated earnings	351	5,900	1,356
Increase in deferred leasing costs	(14,826)	(15,870)	(5,129)
Change in escrow deposits and restricted cash	5,710	(3,405)	(8,282)
Real estate deposits	(149)	(1,821)	(1,330)
Net cash used in investing activities	(142,210)	(24,813)	(24,783)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(103,295)	(94,861)	(77,252)
Repurchase of exchangeable notes	(62,150)	—	(25,493)
Proceeds from convertible notes	—	—	115,000
Conversion of convertible notes	(2,427)	—	—
Principal amortization payments	(31,252)	(31,068)	(33,781)
Principal payments on debt, excluding normal amortization	(288,094)	(105,266)	(331,295)
Change in revolving credit facility borrowing, net	—	—	(7,000)
Increase in deferred financing costs	(6,431)	(4,214)	(5,760)
Proceeds of mortgages and notes payable	121,000	15,000	59,769
Proceeds from term loans	255,000	—	—
Contributions from noncontrolling interests	889	2	4,854
Cash distributions to noncontrolling interests	(35,381)	(5,811)	(8,356)
Repurchase of preferred shares	(70,000)	(15,456)	—
Receipts (payments) on forward equity commitment, net	—	(2,313)	1,473
Issuance of common shares, net	162,747	99,730	166,652
Net cash used in financing activities	(59,394)	(144,257)	(141,189)
Cash acquired in acquisition of remaining interest in NLS	8,107	—	—
Change in cash and cash equivalents	(29,687)	11,067	(1,221)
Cash and cash equivalents, at beginning of year	63,711	52,644	53,865
Cash and cash equivalents, at end of year	$34,024	$63,711	$52,644
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that invests in and acquires, owns, finances and manages a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of December 31, 2012, the Company had equity ownership interests in approximately 220 consolidated properties located in 41 states. As of December 31, 2011, the Company had equity ownership interests in approximately 185 consolidated properties in 39 states. A majority of the real properties in which the Company had an interest are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or (3) Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. As of December 31, 2012, the Company controlled two operating partnerships: (1) Lepercq Corporate Income Fund L.P. (“LCIF”) and (2) Lepercq Corporate Income Fund II L.P. (“LCIF II”). Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.

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

If an investment is determined to be a VIE, the Company performs an analysis to determine if the Company is the primary beneficiary of the VIE. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity, it must have (1) the power to direct the activities of a VIE that most significantly impact the entity's economic performance and (2) the obligation to absorb losses or the right to receive benefits of an entity that could potentially be significant to the VIE.

Consolidated Variable Interest Entity. The Company's consolidated VIE was determined to be a VIE primarily because the entity's equity holders' obligation to absorb losses is protected. The Company determined that it was the primary beneficiary of the VIE because it has a controlling financial interest in the entity.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company's wholly-owned entity which owns an office building in Greenville, South Carolina is a VIE and is consolidated by the Company. The tenant has an option to purchase the property on December 31, 2014 at fair market value, but not for less than $10,710 and not for greater than $11,550. If the tenant does not exercise the purchase option, the Company has the right to require the tenant to purchase the property for $10,710.

Non-Consolidated Variable Interest Entities. At December 31, 2012 and 2011, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs. The Company is obligated to fund certain amounts as discussed in note 4.
Earnings Per Share. Basic net income (loss) per share is computed by dividing net income (loss) reduced by preferred dividends and amounts allocated to certain non-vested share-based payment awards, if applicable, by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share amounts are similarly computed but include the effect, when dilutive, of in-the-money common share options, OP units and put options of certain convertible securities.
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

Accounts Receivable. The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2012 and 2011, the Company's allowance for doubtful accounts was not significant.

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

The fair value of the tangible assets of an acquired property (which includes land, building and improvements and fixtures and equipment) is determined by valuing the property as if it were vacant. The “as-if-vacant” value is then allocated to land and building and improvements based on management's determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease-up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenue during the expected lease-up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

Depreciation is determined by the straight-line method over the remaining estimated economic useful lives of the properties. The Company generally depreciates its real estate assets over periods ranging up to 40 years.

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

Loans Receivable. Loans held for investment are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees, loan purchase discounts, and net of an allowance for loan losses when such loan is deemed to be impaired. Loan origination costs and fees and loan purchase discounts are amortized over the term of the loan. The Company considers a loan impaired when, based upon current information and events, it is probable that it will be unable to collect all amounts due for both principal and interest according to the contractual terms of the loan agreement. Significant judgments are required in determining whether impairment has occurred. The Company performs an impairment analysis by comparing either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's observable current market price or the fair value of the underlying collateral to the net carrying value of the loan, which may result in an allowance and corresponding loan loss charge. Interest income is recorded on a cash basis for impaired loans.

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate, the Company reflects such loan receivable as an equity investment in real estate under construction in the Consolidated Balance Sheets. In these cases, no interest income is recorded on the loan receivable and the Company records capitalized interest during the construction period. In arrangements where the Company engages a developer to construct a property or provide funds to a tenant to develop a property, the Company will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Deferred Expenses. Deferred expenses consist primarily of debt and leasing costs. Debt costs are amortized using the straight-line method, which approximates the interest method, over the terms of the debt instruments and leasing costs are amortized over the term of the related lease.

Derivative Financial Instruments. The Company accounts for its interest rate swap agreements in accordance with FASB ASC Topic 815, Derivatives and Hedging ("Topic 815"). In accordance with Topic 815, these agreements are carried on the balance sheet at their respective fair values, as an asset if fair value is positive, or as a liability if fair value is negative. If the interest rate swap is designated as a cash flow hedge, the effective portion of the interest rate swap's change in fair value is reported as a component of other comprehensive income (loss); the ineffective portion, if any, is recognized in earnings as an increase or decrease to interest expense.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap agreement and the hedged item. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an on-going basis, whether or not the hedge is highly effective. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (2) it is no longer probable that the forecasted transaction will occur or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. The Company does and may continue to utilize interest rate swap and cap agreements to manage interest rate risk, but does not anticipate entering into derivative transactions for speculative trading purposes.
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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2012, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statement of operations captions including activities for properties sold during 2012, which are presented as discontinued operations.

(3)	Earnings Per Share

A significant portion of the Company's non-vested share-based payment awards are considered participating securities and as such, the Company is required to use the two-class method for the computation of basic and diluted earnings per share. Under the two-class computation method, net losses are not allocated to participating securities unless the holder of the security has a contractual obligation to share in the losses. The non-vested share-based payment awards are not allocated losses as the awards do not have a contractual obligation to share in losses of the Company.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2012:

	2012	2011	2010
BASIC
Income (loss) from continuing operations attributable to common shareholders	$152,808	$(44,703)	$(37,008)
Income (loss) from discontinued operations attributable to common shareholders	4,041	(59,018)	(21,088)
Net income (loss) attributable to common shareholders	$156,849	$(103,721)	$(58,096)
Weighted-average number of common shares outstanding	159,109,424	152,473,336	130,985,809
Income (loss) per common share:
Income (loss) from continuing operations	$0.96	$(0.29)	$(0.28)
Income (loss) from discontinued operations	0.03	(0.39)	(0.16)
Net income (loss) attributable to common shareholders	$0.99	$(0.68)	$(0.44)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

DILUTED:
Income (loss) from continuing operations attributable to common shareholders	$152,808	$(44,703)	$(37,008)
Impact of assumed conversions:
Share Options	—	—	—
Operating Partnership Units	1,371	—	—
6.00% Convertible Guaranteed Notes	8,953	—	—
Income (loss) from continuing operations attributable to common shareholders	163,132	(44,703)	(37,008)
Income (loss) from discontinued operations attributable to common shareholders	4,041	(59,018)	(21,088)
Impact of assumed conversions:
Operating Partnership Units	(179)	—	—
Income (loss) from discontinued operations attributable to common shareholders	3,862	(59,018)	(21,088)
Net income (loss) attributable to common shareholders	$166,994	$(103,721)	$(58,096)

Weighted-average common shares outstanding - basic	159,109,424	152,473,336	130,985,809
Effect of dilutive securities:
Share Options	306,449	—	—
Operating Partnership Units	4,438,708	—	—
6.00% Convertible Guaranteed Notes	15,805,245	—	—
Weighted-average common shares outstanding	179,659,826	152,473,336	130,985,809

Income (loss) per common share:
Income (loss) from continuing operations	$0.91	$(0.29)	$(0.28)
Income (loss) from discontinued operations	0.02	(0.39)	(0.16)
Net income (loss) attributable to common shareholders	$0.93	$(0.68)	$(0.44)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During 2012 and 2011, the Company repurchased and retired an aggregate 34,800 and 125,000 shares, respectively, of 6.50% Series C Cumulative Convertible Preferred Stock ("Series C Preferred") at a $229 and $833, discount to the historical cost basis, respectively. This discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. In addition, the Company repurchased and retired an aggregate of 2,740,874 and 419,126 shares, respectively, of 8.05% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred") at a $2,346 and $95, premium to historical cost, respectively. This premium is treated as a deemed dividend. Accordingly, net income (loss) was adjusted for these dividends to arrive at net income (loss) attributable to common shareholders for 2012 and 2011.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate and Real Estate Under Construction

The Company's real estate, net, consists of the following at December 31, 2012 and 2011:

	2012	2011
Real estate, at cost:
Buildings and building improvements	$2,969,050	$2,638,626
Land, land estates and land improvements	581,199	522,039
Fixtures and equipment	7,705	7,525
Construction in progress	6,512	4,056
Real estate intangibles:
In-place lease values	401,503	327,589
Tenant relationships	179,655	152,390
Above-market leases	104,756	66,939
Investments in real estate under construction	65,122	34,529
	4,315,502	3,753,693
Accumulated depreciation and amortization(1)	(1,150,417)	(1,006,717)
Real estate, net	$3,165,085	$2,746,976

(1)
Includes accumulated amortization of real estate intangible assets of $412,349 and $368,349 in 2012 and 2011, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $58,797 in 2013, $42,539 in 2014, $32,799 in 2015, $26,457 in 2016 and $23,056 in 2017.

In addition, the Company had below-market leases, net of accretion, which are included in deferred revenue, of $71,513 and $78,806, respectively as of December 31, 2012 and 2011. The estimated accretion for the next five years is $7,378 in 2013, $5,901 in 2014, $4,838 in 2015, $3,729 in 2016 and $3,285 in 2017.
The Company, through property owner subsidiaries, completed the following acquisitions and build-to-suit transactions during 2012 and 2011:

2012:

							Real Estate Intangibles
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value	Tenant Relationships Value
Office	Huntington, WV	January 2012	$12,558	11/2026	$1,368	$9,527	$1,405	$258
Office	Florence, SC	February 2012	$5,094	02/2024	$774	$3,629	$505	$186
Industrial	Missouri City, TX	April 2012	$23,000	04/2032	$14,555	$5,895	$2,135	$415
Industrial	Shreveport, LA	June 2012	$12,941	03/2022	$1,078	$10,134	$1,590	$139
Retail	Valdosta, GA(1)	August 2012	$7,791	08/2027	$2,128	$5,663	$—	$—
Office	Jessup, PA	August 2012	$24,917	08/2027	$2,520	$17,656	$3,336	$1,405
Office	Saint Joseph, MO	September 2012	$17,571	06/2027	$607	$14,004	$2,528	$432
Retail	Opelika, AL(1)	November 2012	$7,978	11/2027	$1,446	$6,532	$—	$—
Office	Phoenix, AZ	December 2012	$53,200	12/2029	$5,585	$36,099	$8,956	$2,560
Office	Eugene, OR	December 2012	$17,558	11/2027	$1,541	$13,099	$2,414	$504
			$182,608		$31,602	$122,238	$22,869	$5,899

Weighted-average life of intangible assets (years)							15.7	16.0
(1) Incurred leasing costs of $488 for Valdosta and $355 for Opelika.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

2011:

							Real Estate Intangibles
Property Type	Location	Acquisition/Consolidation Date	Initial Cost Basis	Lease Expiration	Land	Building and Improvements	Above Market Lease Value	Lease in-place Value	Tenant Relationships Value
Industrial	Byhalia, MS	May 2011	$27,492	03/2026	$1,005	$21,483	$—	$4,097	$907
Office	Rock Hill, SC	May 2011	$7,395	08/2021	$551	$4,313	$—	$1,853	$678
Office (1)	Allen, TX	May 2011	$36,304	03/2018	$5,591	$21,607	$—	$5,127	$3,979
Industrial	Shelby, NC	June 2011	$23,470	05/2031	$1,421	$18,917	$—	$2,712	$420
Office	Columbus, OH	July 2011	$6,137	07/2027	$433	$2,773	$—	$2,205	$726
Industrial	Chillicothe, OH	October 2011	$12,110	06/2026	$736	$9,021	$—	$1,859	$494
Office (2)	Aurora, IL	October 2011	$15,300	09/2017	$3,063	$5,943	$1,272	$3,616	$1,406
			$128,208		$12,800	$84,057	$1,272	$21,469	$8,610

Weighted-average life of intangible assets (years)							6.0	11.8	9.7
(1)    The Company acquired the property from Net Lease Strategic Assets Fund L.P. pursuant to a purchase option.
(2)    Obtained control of joint venture investment (see note 9).

The Company recognized aggregate acquisition expenses of $947 and $386 in 2012 and 2011, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations.

The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct build-to-suit projects subject to a single-tenant lease and agree to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) hire developers to construct built-to-suit projects on owned properties leased to single tenants, (3) fund the construction of build-to-suit projects on owned properties pursuant to the terms in single-tenant lease agreements or (4) enter into purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon completion. As of December 31, 2012, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution ($ millions)	Estimated Purchase Price/Completion Cost ($ millions)	Lease Term (Years)	Estimated Completion Date
Long Island City, NY(1)	Industrial	143,000	$46.7	$55.5	15	1Q 13
Denver, CO	Office	163,000	$38.4	$38.4	15	2Q 13
Tuscaloosa, AL	Retail	42,000	$8.8	$8.8	15	2Q 13
Rantoul, IL	Industrial	813,000	$42.6	$42.6	20	4Q 13
		1,161,000	$136.5	$145.3
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

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of December 31, 2012 and 2011, the Company's aggregate investment in development arrangements was $65,122 and $34,529, respectively, which includes $1,291 and $619 of interest capitalized during 2012 and 2011, respectively, and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

On September 1, 2012, the Company, together with an operating partnership subsidiary, acquired the remaining common equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”) from Inland American (Net Lease) Sub, LLC (“Inland”) that the Company did not already own for a cash payment of $9,438 and the assumption of all outstanding liabilities. Immediately prior to the acquisition, the Company owned 15% of NLS's common equity and 100% of NLS's preferred equity and its investment balance in NLS was $40,047. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.  The Company's investment in NLS had previously been accounted for under the equity method and is now consolidated. The acquisition resulted in a remeasurement of the net assets acquired to fair value. The Company engaged an independent third party to determine the fair value of the assets acquired and liabilities assumed.

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

The Company recognized a gain on the transaction in the Consolidated Statement of Operations of $167,864 primarily related to the revaluation of the Company's equity interest in NLS for the difference between its carrying value in NLS and the fair value of its ownership interest at acquisition. The noncontrolling interest share of the fair value of the net assets acquired was $373.

In 2007 and 2008, the Company recognized $19,422 and $31,806, respectively, in gains on sales of properties relating to the transfer of properties to NLS. In 2012, the Company determined that these gains should have been deferred and recognized as a basis adjustment to the Company's equity investment in NLS. Accordingly, the Company has recorded an adjustment to increase accumulated distributions in excess of net income and decrease investment in and advances to non-consolidated entities in the prior period's balance sheet and statements of changes in equity presented in the accompanying Consolidated Financial Statements by $51,228. The Company assessed the materiality of the adjustment and determined the amount was immaterial to previously reported financial statements. The adjustment has no impact on the Company's cash flows or liquidity.

Intangible assets and liabilities recorded in connection with the above acquisition are set forth as follows:

		Weighted Average Amortization Period (in Years)
In-place leases	$59,819	6.2
Tenant relations	24,828	4.6
Above-market leases	39,683	8.4
Total intangible assets acquired	$124,330
Below-market leases	$1,529	2.7

The Company recognized gross revenues from continuing operations of $14,504 and a net loss of $1,667 from NLS properties since consolidation of NLS properties on September 1, 2012.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The following unaudited condensed consolidated pro forma information is presented as if the Company acquired the remaining equity in NLS on January 1, 2011. The information excludes activity that is non-recurring and not representative of future activity, primarily the gain on acquisition of $167,864 and acquisition costs of $230 for 2012. The information presented below is not necessarily indicative of what the actual results of operations would have been had the transaction been completed on January 1, 2011, nor does it purport to represent the Company's future operations:

	2012	2011
Gross revenues	$372,603	$356,918
Net income (loss) attributable to Lexington Realty Trust shareholders	$8	$(111,787)
Net loss attributable to common shareholders	$(22,985)	$(135,924)
Net loss per common share - basic and diluted	$(0.14)	$(0.89)

(5)	Sales of Real Estate and Discontinued Operations

The Company disposed of its interests in 14 properties (excluding its interest in Pemlex LLC - see note 9) and a 6.9-acre land parcel in 2012, 17 properties in 2011 and 13 properties in 2010. For the years ended December 31, 2012, 2011 and 2010, these sales generated aggregate net proceeds of $142,022, $124,039 and $80,224, respectively, which resulted in gains on sales of $13,291, $6,557 and $14,613, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized net debt satisfaction gains (charges) relating to these properties of $(178), $(606) and $2,924, respectively. These gains (charges) are included in discontinued operations.

At December 31, 2012 and 2011, the Company had no properties classified as held for sale.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2012, 2011 and 2010:

	Year Ending December 31,
	2012	2011	2010
Total gross revenues	$7,892	$22,718	$46,572
Pre-tax net income (loss), including gains on sales	$5,943	$(70,591)	$(29,339)

(6)	Impairment of Real Estate Investments

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

During 2012, 2011 and 2010, the Company recognized aggregate impairment charges of $4,262, $35,946 and $2,955, respectively, on real estate assets classified in continuing operations. The Company has explored the possible disposition of some non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values.

During 2012, 2011 and 2010, the Company recognized $5,707, $81,497 and $50,061, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

During 2010, the Company recognized an other-than-temporary impairment of $168 on a bond investment secured by real estate assets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)	Loans Receivable

As of December 31, 2012 and 2011, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves are comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $72,540 and $66,619, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 20.0% and mature at various dates through 2022.
The following is a summary of our loans receivable as of December 31, 2012 and 2011:

	Loan carrying-value(1)
Loan	12/31/2012	12/31/2011	Interest Rate	Maturity Date
Norwalk, CT(2)	$3,479	$—	7.50%	11/2014
Homestead, FL	8,036	—	7.50%	08/2014
Schaumburg, IL(3)	21,885	21,458	20.00%	01/2012
Westmont, IL	26,902	27,228	6.45%	10/2015
Southfield, MI	7,364	8,065	4.55%	02/2015
New Kingstown, PA	—	2,941	7.78%	01/2013
Austin, TX	2,038	1,738	16.00%	10/2018
Other	2,836	5,189	8.00%	2021-2022
	$72,540	$66,619

(1)	Loan carrying value includes accrued interest and is net of origination costs and fee eliminations, if any.

(2)	The Company is committed to lend up to $32,600.

(3)
Loan is in default. The Company did not record interest of $2,647 in 2012 representing the interest earned since default. The Company believes the office property collateral has an estimated fair value in excess of the Company's investment and the Company has initiated foreclosure proceedings.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2012, the financing receivables were performing as anticipated other than the Schaumburg loan as discussed above and there were no other significant delinquent amounts outstanding.

During 2010, the Company recorded a loan loss of $3,756 on a loan receivable secured by the property in Wilsonville, Oregon. During 2011, the borrower defaulted on the loan and the Company completed a deed-in-lieu of foreclosure and sold the property in 2012.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)	Fair Value Measurements

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring basis as of December 31, 2012 and 2011 and non-recurring basis during the year ended December 31, 2012 and 2011, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(6,556)	$—	$(6,556)	$—
Impaired real estate assets*	$3,327	$—	$—	$3,327
*Represents a non-recurring fair value measurement.

		Fair Value Measurements Using
Description	2011	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(3,236)	$—	$(3,236)	$—
Impaired real estate assets*	$133,220	$—	$—	$133,220
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2012 and 2011:

	As of December 31, 2012		As of December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$72,540	$61,734	$66,619	$54,179

Liabilities
Debt (Level 3)	$1,878,208	$1,835,157	$1,662,375	$1,533,205

The majority of the inputs used to value the Company's interest rate swap liability fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2012 and 2011, the Company determined that the credit valuation adjustment relative to the overall interest rate swap liability is not significant. As a result, the entire interest rate swap liability has been classified in Level 2 of the fair value hierarchy.

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

(9)	Investment in and Advances to Non-Consolidated Entities
During 2012, the Company formed two joint ventures in which it has a minority interest. One joint venture acquired a 120,000 square foot retail property in Palm Beach Gardens, Florida for $29,750 which is net-leased for an approximate 15-year term. The Company has a 36% interest in the venture and provided a $12,000 non-recourse mortgage loan to the venture which, subsequent to December 31, 2012, was repaid in full.

A second joint venture, in which the Company has a 15% interest, acquired a 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27,750, which is net-leased for an approximate 17-year term. The acquisition was partially funded by a non-recourse mortgage with an original principal amount of $15,260, which bears interest at a fixed rate of 4.7% and matures in May 2017.

Pemlex LLC. In April 2011, the Company made a $14,180 noncontrolling, preferred equity investment in a joint venture, Pemlex LLC, formed to acquire a 210,000 square foot office property in Aurora, Illinois. The Company was entitled to a 15.0% internal rate of return, including a 9.6% current annual preferred return, on its investment, subject to available cash proceeds. The Company recorded its investment under the equity method of accounting and during 2011, the Company recognized $1,344 equity in income from non-consolidated entities relating to its share of income from Pemlex LLC based upon the hypothetical liquidation of book value method. The Company commenced consolidation of Pemlex LLC in October 2011, as the Company became the managing member of Pemlex LLC.

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

Net Lease Strategic Assets Fund L.P. NLS was a co-investment program with Inland. NLS was established to acquire single-tenant net-lease specialty real estate in the United States. Inland and the Company owned 85% and 15%, respectively, of NLS's common equity, and the Company owned 100% of NLS's preferred equity.

During 2012, 2011 and 2010, the Company recognized $12,902, $21,572 and $19,468, respectively, of equity in income relating to NLS based upon the hypothetical liquidation of book value method. The initial difference between the assets contributed to NLS and the fair value of the Company's initial equity investment in NLS was $94,723 and was accreted into income over the estimated useful lives of NLS's assets. During 2012, 2011 and 2010, the Company recorded earnings of $2,382, $3,599 and $3,636, respectively, related to this difference, which is included in equity in earnings of non-consolidated entities on the accompanying Consolidated Statements of Operations.
On September 1, 2012, the Company acquired the remaining common equity interest in NLS and the Company now consolidates NLS (see note 4).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Concord Debt Holdings LLC (“Concord”), Lex-Win Concord LLC (“Lex-Win Concord”), CDH CDO LLC and LW Sofi LLC. In connection with the Company's merger with Newkirk Realty Trust, Inc. (“Newkirk”), the Company acquired an interest in a co-investment program, Concord, which owned bonds and loans secured, directly and indirectly, by real estate assets. The Company contributed its interest in Concord to Lex-Win Concord. During 2009, the Company reduced its investment in Lex-Win Concord to zero through impairment charges. During 2011, Concord was restructured and as a result of the restructuring (i) Lex-Win Concord was dissolved and (ii) a new entity, CDH CDO LLC (“CDH CDO”), was created. The Company made no additional contributions and did not recognize any income or loss as a result of the restructuring. The Company's investment in these ventures was initially valued at zero and the Company recognized income on the cash basis. During 2012 and 2011, the Company received aggregate distributions of $885 and $3,954 from all Concord related entities, respectively, which were recorded as equity in earnings of non-consolidated entities. During 2012, the Company sold all of its interest in Concord and CDH CDO for $7,000 cash, resulting in a $7,000 gain on sale, which is included in equity in earnings of non-consolidated entities.

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

Other. During 2011, the Company recognized an other-than-temporary impairment charge on a non-consolidated joint venture acquired in the merger with Newkirk due to a change in the Company's estimate of net proceeds to be received upon liquidation of the joint venture. Accordingly, the Company recognized a $1,559 impairment charge in equity in earnings of non-consolidated entities and reduced the carrying value of the investment to $719.

The Company's remaining equity method investments consist of interests in six partnerships, including an entity acquired in the NLS acquisition, with ownership percentages ranging between 27% and 40%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships are encumbered by $32,039 in mortgage debt (the Company's proportionate share is $11,034) with interest rates ranging from 5.2% to 10.6% with a weighted-average rate of 7.5% and maturity dates ranging from 2015 to 2016.

LRA earns advisory fees from certain of these non-consolidated entities, including NLS, for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $875, $804 and $967 for the years ended December 31, 2012, 2011 and 2010, respectively.

(10)	Mortgages and Notes Payable
The Company had outstanding mortgages and notes payable of $1,415,961 and $1,366,004 as of December 31, 2012 and 2011, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at December 31, 2012 and the mortgages and notes payable mature between 2013 and 2031. Interest rates, including imputed rates, ranged from 3.6% to 7.8% at December 31, 2011. The weighted-average interest rate at December 31, 2012 and 2011 was approximately 5.6% and 5.7%, respectively.

In 2012, the Company procured a secured term loan from Wells Fargo Bank, National Association ("Wells Fargo"), as agent. The term loan was secured by ownership interest pledges by certain subsidiaries that collectively own a borrowing base of properties. The secured term loan matures in January 2019. The secured term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade debt rating from at least two of Standard & Poor’s Rating Services (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”), the interest rate under the secured term loan will be dependent on the Company's debt rating. The Company may not prepay any outstanding borrowings under the secured term loan facility through January 12, 2013, but may prepay outstanding borrowings thereafter at a premium through January 12, 2016 and at par thereafter. During 2012, the Company entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings. At December 31, 2012, the Company had $255,000 outstanding under the secured term loan (see note 22).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

In addition, in 2012, the Company refinanced its secured revolving credit facility with a $300,000 secured revolving credit facility with KeyBank N.A. (“KeyBank”), as agent. The $300,000 secured revolving credit facility bore interest at LIBOR plus 1.625% to 2.375% based on the Company's leverage ratio, as defined therein. The secured revolving credit facility was scheduled to mature in January 2015 but could be extended to January 2016, at the Company's option subject to the satisfaction of certain conditions. The secured revolving credit facility had the same security as the secured term loan. With the consent of the lenders, the Company could increase the size of the secured revolving credit facility by $225,000 (for a total facility size of $525,000). The borrowing availability of the secured revolving credit facility was based upon the net operating income of the properties comprising the borrowing base as defined in the secured revolving credit facility. As of December 31, 2012, no amounts were outstanding under the secured revolving credit facility and the available borrowing under the secured revolving credit facility was $300,000 less outstanding letters of credit of $3,744. The secured revolving credit facility was subject to financial covenants which the Company was in compliance with at December 31, 2012. The secured revolving credit facility was refinanced in February 2013 (see note 22).
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.
Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $(16), $45 and $972 for the years ended December 31, 2012, 2011 and 2010, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $3,062, $1,792 and $791 in interest for the years ended 2012, 2011 and 2010, respectively.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.
Scheduled principal and balloon payments for mortgages and notes payable for the next five years and thereafter are as follows:

Year ending December 31,	Total
2013	$272,192
2014	283,460
2015	313,474
2016	167,312
2017	87,162
Thereafter	292,361
$1,415,961

(11)	Convertible Notes, Exchangeable Notes and Trust Preferred Securities
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. As of the date of filing this Annual Report, the notes have a conversion rate of 144.2599 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.93 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During 2012, $31,104 aggregate principal amount of the notes were converted for 4,487,060 common shares and an aggregate cash payment of $2,427 plus accrued and unpaid interest. The Company recognized an aggregate debt satisfaction charge of $7,842 relating to the conversions. Additional notes were converted in January 2013 (see note 22).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. These notes could be put to the Company commencing in 2012 and every five years thereafter through maturity. The notes were exchangeable by the holders into common shares at $19.49 per share, subject to adjustment upon certain events, including increases in the Company's rate of dividends above a certain threshold and the issuance of stock dividends. Upon exchange, the holders of the notes would receive (1) cash equal to the principal amount of the note and (2) to the extent the conversion value exceeded the principal amount of the note, either cash or common shares at the Company's option. During 2012 and 2010, the Company repurchased and retired all outstanding original principal amount of the notes for cash payments of $62,150 and $25,493, respectively. This resulted in debt satisfaction charges, net of $44 and $760, respectively, including write-offs of $20 and $768, respectively, of the debt discount and deferred financing costs.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes		5.45% Exchangeable Guaranteed Notes
Balance Sheets:	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
Principal amount of debt component	$83,896	$115,000	$—	$62,150
Unamortized discount	(5,769)	(9,851)	—	(48)
Carrying amount of debt component	$78,127	$105,149	$—	$62,102
Carrying amount of equity component	$3,654	$13,134	$—	$20,293
Effective interest rate	8.1%	8.1%	—%	7.0%
Period through which discount is being amortized, put date	01/2017	01/2017	—	01/2012
Aggregate if-converted value in excess of aggregate principal amount	$42,579	$7,907	$—	$—

Statements of Operations:	2012	2011	2010
6.00% Convertible Guaranteed Notes
Coupon interest	$6,634	$6,900	$6,408
Discount amortization	1,868	1,938	1,776
	$8,502	$8,838	$8,184
5.45% Exchangeable Guaranteed Notes
Coupon interest	$188	$3,387	$3,504
Discount amortization	34	664	689
	$222	$4,051	$4,193

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of December 31, 2012 and 2011, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2013	$—
2014	—
2015	—
2016	—
2017(1)	83,896
Thereafter	129,120
213,016
Debt discount	(5,769)
$207,247

(1)	Although the 6.00% Convertible Guaranteed Notes mature in 2030, the notes can be put to the Company in 2017. See note 22 for subsequent events.

(12)	Derivatives and Hedging Activities

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

Cash Flow Hedges of Interest Rate Risk. The Company's objectives in using interest rate derivatives are to add stability to interest expense, to manage its exposure to interest rate movements and therefore manage its cash outflows as it relates to the underlying debt instruments. To accomplish these objectives the Company primarily uses interest rate swaps as part of its interest rate risk management strategy relating to certain of its variable rate debt instruments. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

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

The Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on $255,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which is being amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the $255,000 secured term loan. During the next 12 months, the Company estimates that an additional $2,759 will be reclassified as an increase to interest expense if the swaps remain outstanding.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2012, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	5	$255,000

Derivatives Not Designated as Hedges. The Company does not use derivatives for trading or speculative purposes. During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the repurchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Company's Board of Trustees. The Company recognized earnings during 2011 and 2010 of $2,030 and $8,906, respectively, primarily relating to the increase in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2012 and 2011.

	As of December 31, 2012		As of December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(6,556)	Accounts Payable and Other Liabilities	$(3,236)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2012 and 2011:

Derivatives in Cash Flow	Amount of Loss Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2012	2011		2012	2011
Interest Rate Swap	$(8,886)	$(835)	Interest expense	$724	$2,879

Derivatives Not Designated as	Location of Gain Recognized in	Amount of Gain Recognized in Income on Derivative December 31,
Hedging Instruments	Income on Derivative	2012	2011
Forward Purchase Equity Commitment	Change in value of forward equity commitment	$—	$2,030

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2012, the Company had not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(13)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2013	$335,434
2014	319,112
2015	276,155
2016	245,100
2017	222,542
Thereafter	1,111,022
$2,509,365
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

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2013	$2,572
2014	2,328
2015	2,300
2016	1,971
2017	1,924
Thereafter	15,885
$26,980
Rent expense for the leasehold interests, including discontinued operations, was $1,198, $776 and $955 in 2012, 2011 and 2010, respectively.
The Company leases its corporate headquarters. The lease expires December 2015, with fixed rent of $1,153 per annum. The Company is also responsible for its proportionate share of operating expenses and real estate taxes above a base year. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's regional offices are $82 for 2013, $45 for 2014, $36 for 2015 and 2016 and $9 thereafter. Rent expense for 2012, 2011 and 2010 was $1,029, $1,392 and $1,332, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(14)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2012, 2011 and 2010, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(15)	Equity
Shareholders' Equity:

During 2012, 2011 and 2010, the Company issued 18,289,557, 11,109,760 and 23,712,980 common shares, respectively, through public offerings and under its direct share purchase plan, raising net proceeds of approximately $164,429, $98,953 and $166,427 respectively. The proceeds were primarily used for general working capital, to fund investments and retire indebtedness.
During the first quarter of 2010, the Company recorded $13,134 in additional paid-in-capital, representing the conversion feature of the 6.00% Convertible Guaranteed Notes. During 2012, this amount was reduced to $3,654 due to the issuance of 4,487,060 common shares upon the conversion of $31,104 6.00% Convertible Guaranteed Notes.
Accumulated other comprehensive income (loss) as of December 31, 2012 and 2011 represented $(6,224) and $1,938, respectively, of unrealized gain (loss) on interest rate swaps.
The Company had 1,935,400 shares of Series C Preferred, outstanding at December 31, 2012. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of the date of filing this Annual Report, the shares are currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2012, 2011 and 2010, the Company issued 643,450, 609,182 and 361,320 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 16).
During 2012 and 2011, the Company repurchased and retired all of its 3,160,000 shares of Series B Preferred for cash payments of $68,539 and $10,217, respectively.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2012, 2011 and 2010, 257,427, 398,927 and 457,351 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $1,343, $2,187 and $2,685, respectively.

As of December 31, 2012, there were approximately 3,797,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	2012	2011	2010
Net income (loss) attributable to Lexington Realty Trust shareholders	$180,316	$(79,584)	$(32,960)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,343	2,187	2,685
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$181,659	$(77,397)	$(30,275)

(16)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2012 and 2011. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vest 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vest 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and vest 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $1,197, $1,384 and $1,824 in compensation expense in 2012, 2011 and 2010, respectively, relating to options, $629 of the 2010 amount reflects the accelerated vesting of certain 2008 options, due to performance criteria being met. The Company has unrecognized compensation costs of $2,559 relating to the outstanding options as of December 31, 2012. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 were $1,603, $2,100 and $1,145, respectively.
Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2009	2,252,000	$4.97
Granted	2,514,001	7.16
Exercised	(352,628)	4.97
Forfeited	(23,768)	5.18
Balance at December 31, 2010	4,389,605	6.23
Exercised	(501,324)	5.16
Balance at December 31, 2011	3,888,281	6.36
Exercised	(408,201)	5.73
Balance at December 31, 2012	3,480,080	$6.44
As of December 31, 2012, the aggregate intrinsic value of options that were outstanding and exercisable was $3,930.
Non-vested share activity for the years ended December 31, 2012 and 2011, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2010	819,577	$10.16
Granted	582,102	7.49
Vested	(211,954)	13.56
Forfeited	(10,140)	21.99
Balance at December 31, 2011	1,179,585	8.13
Granted	606,500	9.75
Vested	(320,639)	8.86
Balance at December 31, 2012	1,465,446	$8.64

As of December 31, 2012, of the remaining 1,465,446 non-vested shares, 1,092,306 are subject to time-based vesting and 373,140 are subject to performance-based vesting. At December 31, 2012, there are 4,437,962 awards available for grant. The Company has $9,648 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 2.6 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2012 and 2011, there were 427,531 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $279, $308 and $311 of contributions are applicable to 2012, 2011 and 2010, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

During 2012, 2011 and 2010, the Company recognized $3,030, $2,062 and $3,232, respectively, in compensation expense relating to scheduled vesting and issuance of common share grants.

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

The Company leases certain properties to entities in which Vornado Realty Trust, a significant shareholder, has an interest. During 2012, 2011 and 2010, the Company recognized $842, $864 and $905, respectively, in rental revenue from these properties. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $919, $1,281 and $1,272 in 2012, 2011 and 2010, respectively.

The Company's Board of Trustees granted a waiver of the Company's Code of Business Conduct and Ethics to allow the Company to enter into a joint venture with an affiliate of its Chairman, which intends to raise capital from foreign investors seeking entry into the United States of America. As of the date of filing this Annual Report, no joint venture agreement has been entered into by the Company with the affiliate of its Chairman.

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

The Company's benefit (provision) for income taxes for the years ended December 31, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
Current:
Federal	$(371)	$(440)	$—
State and local	(1,157)	(1,080)	(1,072)
NOL utilized	401	566	—
Deferred:
Federal	141	1,399	(418)
State and local	45	400	(53)
	$(941)	$845	$(1,543)

Net deferred tax assets of $858 and $672 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011, respectively. These net deferred tax assets relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax and net operating loss carry forwards.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2012	2011	2010
Federal provision at statutory tax rate (34%)	$(573)	$(580)	$(388)
State and local taxes, net of federal benefit	(110)	(100)	(31)
Other	(258)	1,525	(1,124)
	$(941)	$845	$(1,543)

For the years ended December 31, 2012, 2011 and 2010, the “other” amount is comprised primarily of state taxes of $1,043, $954 and $1,072, respectively, and the write-off of deferred tax liabilities of $0, $3,535 and $0, respectively, relating to the transfer of certain assets of the Company's taxable subsidiaries.

As of December 31, 2012 and 2011, the Company has estimated net operating loss carry forwards for federal income tax reporting purposes of $1,635 and $2,735, respectively, which would begin to expire in tax year 2026. As of December 31, 2012 and 2011, a valuation allowance of $0 and $712, respectively, has been recorded against deferred tax assets based upon projected future taxable income.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2012, is as follows:

	2012	2011	2010
Total dividends per share	$0.525	$0.46	$0.40
Ordinary income	95.68%	47.33%	99.11%
15% rate - qualifying dividend	0.99%	1.11%	0.89%
15% rate gain	—	—	—
25% rate gain	—	—	—
Return of capital	3.33%	51.56%	—%
	100.00%	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series B Preferred for each of the years in the three-year period ended December 31, 2012, is as follows:

	2012	2011	2010
Total dividends per share	$1.341667	$2.0125	$2.0125
Ordinary income	98.98%	97.70%	99.11%
15% rate - qualifying dividend	1.02%	2.30%	0.89%
15% rate gain	—	—	—
25% rate gain	—	—	—
	100.00%	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2012, is as follows:

	2012	2011	2010
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	98.98%	97.70%	99.11%
15% rate - qualifying dividend	1.02%	2.30%	0.89%
15% rate gain	—	—	—
25% rate gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series D Cumulative Redeemable Preferred Stock for the years in the three-year period ended December 31, 2012, is as follows:

	2012	2011	2010
Total dividends per share	$1.8875	$1.76498 (1)	$2.01002 (1)
Ordinary income	98.98%	97.70%	99.11%
15% rate - qualifying dividend	1.02%	2.30%	0.89%
15% rate gain	—	—	—
25% rate gain	—	—	—
	100.00%	100.00%	100.00%
_________
(1)Of the total dividend paid in January 2011, $0.12252 is allocated to 2010 and $0.349355 is allocated to 2011.

(19)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of December 31, 2012, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $8,414 and (2) the payment of a tenant improvement allowance and related lease commission of $5,567 for a property in Allen, Texas.

From time to time, the Company is directly or indirectly involved in legal proceedings arising in the ordinary course of the Company's business. Management believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition and results of operations. During the year ended December 31, 2012, the following two legal proceedings were resolved:

Deutsche Bank Securities, Inc. and SPCP Group LLC v. Lexington Drake, L.P., et al. (Supreme Court of the State of New York-Index No. 603051/08). On June 30, 2006, one of the Company's property owner subsidiaries and a property owner subsidiary of a then co-investment program respectively sold to Deutsche Bank Securities, Inc. (“Deutsche Bank”), (1) a $7,680 bankruptcy damage claim against Dana Corporation for $5,376 (“Farmington Hills claim”) and (2) a $7,727 bankruptcy damage claim against Dana Corporation for $5,680 (“Antioch claim”). Under the terms of the agreements covering the sale of the claims, which were guaranteed by the Company, the property owner subsidiaries were obligated to reimburse Deutsche Bank should the claim ever be disallowed, subordinated or otherwise impaired, to the extent of such disallowance, subordination or impairment, plus interest at the rate of 10% per annum from the date of payment of the purchase price by Deutsche Bank. On October 12, 2007, Dana Corporation filed an objection to both claims. The Company assisted Deutsche Bank and the then holders of the claims in the preparation and filing of a response to the objection. Despite a belief by the Company that the objections were without merit, the holders of the claims, without the Company's consent, settled the allowed amount of the claims at $6,500 for the Farmington Hills claim and $7,200 for the Antioch claim in order to participate in a special settlement pool for allowed intangible unsecured claims and a preferred share rights offering having a value thought to be equal to, or greater than, the reduction of the claims. Deutsche Bank made a formal demand with respect to the Farmington Hills claim in the amount of $826 plus interest, but did not make a formal demand with respect to the Antioch claim. Following a rejection of the demand by the Company, on December 11, 2009, Deutsche Bank and the then holders of the claims filed a summons and complaint with the Supreme Court of the State of New York, County of New York for the Farmington Hills and Antioch claims, and claimed damages of $1,200 plus interest from the date of assignment at the rate of 10% per year and expenses.

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

After motions before the special referee and discovery on July 11, 2012, the special referee recommended damages in favor of the plaintiffs as follows: (1) $826 for the Farmington Hills claim as well as 10% interest as of April 27, 2012 in the sum of $482 and additional prejudgment interest from April 28, 2012 to entry of judgment and thereafter statutory interest of 9%; (2) $388 for the Antioch claim as well as 10% interest as of April 27, 2012 in the sum of $226 and additional prejudgment interest from April 28, 2012 to entry of judgment and thereafter statutory interest of 9%; and (3) attorneys' fee and disbursements of $827 together with statutory interest of 9% as to fees and disbursements to be calculated from July 11, 2012. The Company recorded a $2,800 litigation reserve during the second quarter of 2012 relating to this litigation and settled the litigation in the third quarter of 2012 for $2,775 and mutual releases.

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

Other. Four of our executive officers have employment contracts and are entitled to severance benefits upon termination by the Company without cause or termination by the executive officer with good reason, in each case, as defined in the employment contract.

(20)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2012, 2011 and 2010, the Company paid $101,262, $103,427 and $114,031, respectively, for interest and $1,018, $1,289 and $1,019, respectively, for income taxes.

During 2012, the Company sold its interest in a property, which included the assumption of the related non-recourse mortgage debt of $8,921.

During 2012, the Company conveyed its interests in two properties to lenders in full satisfaction of the aggregate $12,409 non-recourse mortgage notes payable. The Company recognized aggregate net gains on debt satisfaction of $317 relating to these transactions.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(21)    Unaudited Quarterly Financial Data

	2012
	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Total gross revenues(1)	$79,123	$82,750	$87,473	$95,533
Net income (loss)	$5,478	$5,626	$175,289	$(1,755)
Net income (loss) attributable to common shareholders	$(2,187)	$(3,392)	$168,950	$(7,039)
Net income (loss) attributable to common shareholders - basic per share	$(0.01)	$(0.02)	$1.09	$(0.04)
Net income (loss) attributable to common shareholders - diluted per share	$(0.01)	$(0.02)	$0.96	$(0.04)

	2011
	3/31/2011	6/30/2011	9/30/2011	12/31/2011
Total gross revenues(1)	$77,290	$77,474	$79,492	$79,570
Net income (loss)	$(15,993)	$(56,957)	$(30,844)	$14,016
Net income (loss) attributable to common shareholders	$(23,638)	$(50,539)	$(37,048)	$7,504
Net income (loss) attributable to common shareholders - basic per share per share	$(0.16)	$(0.33)	$(0.24)	$0.05
Net income (loss) attributable to common shareholders - diluted per share per share	$(0.16)	$(0.33)	$(0.24)	$0.05
_____________
(1) All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2012 and 2011, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

(22)	Subsequent Events

Subsequent to December 31, 2012 and in addition to disclosures elsewhere in the financial statements, the Company:

•	conveyed to the lender its property in Suwanee, Georgia for full satisfaction of the related $10,964 non-recourse mortgage;

•	converted $35,000 original principal amount of 6.00% Convertible Guaranteed Notes for 5,049,096 common shares and a cash payment of $2,275 plus accrued and unpaid interest on the notes;

•
implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of the program. The Company issued 3,409,927 common shares under this program as of the date of this Annual Report raising gross proceeds of $36,884;

•	amended the Company's $255,000 secured term loan agreement to release the collateral securing the term loan;

•
refinanced its $300,000 secured revolving credit facility with a $300,000 unsecured revolving credit facility with KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company's option. The unsecured revolving credit facility bears interest at LIBOR plus 1.50% to 2.05% based on the Company's leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade rating from at least two of S&P, Moody’s or Fitch, the interest rate under the unsecured revolving credit facility will be dependent on the Company's debt rating; and

•
in connection with the refinancing discussed above, also procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on the Company's leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade rating from at least two of S&P, Moody’s and Fitch, the interest rate under the unsecured term loan will be dependent on the Company’s debt rating.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Little Rock, AR		$—	$1,353	$2,260	$3,613	$379	Dec-06	1980	40
Office	Pine Bluff, AR		—	271	603	874	23	Sep-12	1964/1972/ 1988	3, 4 & 13
Office	Glendale, AZ		—	9,418	7,810	17,228	213	Sep-12	1986/1997/ 2000	7 & 24
Office	Tempe, AZ		12,211	—	12,074	12,074	141	Sep-12	1998	10, 11 & 36
Office	Tucson, AZ		—	681	4,037	4,718	58	Sep-12	1988	7, 10 & 30
Office	Brea, CA		73,445	37,269	45,695	82,964	12,754	Jun-07	1983	40
Office	Lake Forest, CA		—	3,442	13,769	17,211	3,715	Mar-02	2001	40
Office	Centenial, CO		—	4,851	15,187	20,038	4,094	May-07	2001	10 & 40
Office	Colorado Springs, CO		10,252	2,748	12,554	15,302	3,096	Jun-07	1980	40
Office	Lakewood, CO		—	1,569	8,857	10,426	4,252	Apr-05	2002	2, 3, 12 & 40
Office	Louisville, CO		—	3,657	9,605	13,262	1,753	Sep-08	1987	8, 9 & 40
Office	Wallingford, CT		—	1,049	4,773	5,822	1,112	Dec-03	1978/1985	8 & 40
Office	Boca Raton, FL		20,317	4,290	17,160	21,450	4,236	Feb-03	1983/2002	40
Office	Fort Myers, FL		8,595	795	2,478	3,273	66	Apr-05	1997	5 & 32
Office	Lake Mary, FL		—	4,535	14,830	19,365	3,796	Jun-07	1997	4, 7 & 40
Office	Lake Mary, FL		—	4,438	15,103	19,541	3,762	Jun-07	1999	4, 7 & 40
Office	Orlando, FL		—	586	35,012	35,598	5,450	Dec-06	1982	40
Office	Orlando, FL		9,865	3,538	9,019	12,557	3,464	Jan-07	2003	12 & 40
Office	Palm Beach Gardens, FL		—	787	2,895	3,682	1,050	May-98	1996	8 - 40
Office	Tampa, FL		—	2,018	7,950	9,968	132	Sep-12	1986	8 & 27
Office	Atlanta, GA		40,639	4,600	55,333	59,933	24,809	Apr-05	2003	13 & 40
Office	Atlanta, GA		—	1,014	269	1,283	202	Dec-06	1972	40
Office	Atlanta, GA		—	870	187	1,057	163	Dec-06	1975	40
Office	Chamblee, GA		—	770	186	956	167	Dec-06	1972	40
Office	Cumming, GA		—	1,558	1,368	2,926	447	Dec-06	1968	40
Office	Forest Park, GA		—	668	1,242	1,910	304	Dec-06	1969	40
Office	Jonesboro, GA		—	778	146	924	144	Dec-06	1971	40
Office	McDonough, GA		11,887	1,443	11,234	12,677	149	Sep-12	1999	3, 11 & 38
Office	McDonough, GA		—	693	6,405	7,098	86	Sep-12	2007	6, 11 & 40
Office	Stone Mountain, GA		—	672	276	948	149	Dec-06	1973	40
Office	Clive, IA		—	1,158	—	1,158	—	Jun-04	2003	—
Office	Meridian, ID		10,553	2,255	7,797	10,052	134	Sep-12	2004	7 & 37
Office	Chicago, IL		29,583	5,155	46,180	51,335	11,751	Jun-07	1986	15 & 40
Office	Lisle, IL		9,910	3,236	13,692	16,928	2,715	Dec-06	1985	3 & 40
Office	Columbus, IN	(2)	26,417	235	45,729	45,964	7,140	Dec-06	1983	40
Office	Fishers, IN		10,870	2,808	19,272	22,080	4,323	Jun-07	1999	3 - 40
Office	Indianapolis, IN		11,817	1,700	17,291	18,991	9,948	Apr-05	1999	3, 9, 10, & 40
Office	Indianapolis, IN		8,686	1,360	13,228	14,588	6,163	Apr-05	2002	7, 12 & 40
Office	Lenexa, KS		10,594	2,828	6,075	8,903	96	Sep-12	2004	7, 12 & 37
Office	Overland Park, KS		35,829	4,769	41,956	46,725	8,792	Jun-07	1980	12 & 40
Office	Baton Rouge, LA		—	1,252	10,244	11,496	2,454	May-07	1997	6 & 40
Office	Boston, MA		12,975	3,814	16,040	19,854	2,164	Mar-07	1910	10 & 40
Office	Foxboro, MA		5,719	2,231	25,653	27,884	10,452	Dec-04	1982	16 & 40
Office	Foxboro, MA		2,578	3,791	5,405	9,196	224	Sep-12	1965/1967/ 1971	2, 6 & 20
Office	Oakland, ME		9,446	551	8,774	9,325	120	Sep-12	2005	8, 12 & 40
Office	Southfield, MI		—	—	12,124	12,124	6,166	Jul-04	1963/1965	7, 16 & 40
Office	Bridgeton, MO		—	1,853	4,469	6,322	754	Dec-06	1980	40
Office	Kansas City, MO		17,087	2,433	20,154	22,587	4,208	Jun-07	1980	12 & 40
Office	Pascagoula, MS		—	618	3,677	4,295	81	Sep-12	1995	1, 9 & 31
Office	Cary, NC		—	5,342	15,116	20,458	4,438	Jun-07	1999	2 & 40
Office	Bridgewater, NJ		14,476	4,738	27,908	32,646	4,366	Dec-06	1986	15 & 40
Office	Rockaway, NJ		14,900	4,646	20,428	25,074	3,888	Dec-06	2002	40
Office	Wall, NJ		23,706	8,985	26,961	35,946	9,416	Jan-04	1983	22 & 40
Office	Whippany, NJ		14,977	4,063	19,711	23,774	4,966	Nov-06	2006	20 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Rochester, NY	(5)	17,813	645	25,992	26,637	4,219	Dec-06	1988	8, 10, 15 & 40
Office	Milford, OH		—	3,124	16,140	19,264	4,320	Jun-07	1991	5, 6, 7, 15, 20 & 40
Office	Westerville, OH		—	2,085	9,265	11,350	1,866	May-07	2000	40
Office	Redmond, OR		8,743	2,064	8,316	10,380	120	Sep-12	2004	6, 13 & 40
Office	Canonsburg, PA		9,087	1,055	10,910	11,965	2,952	May-07	1997	8 & 40
Office	Harrisburg, PA		8,221	900	10,676	11,576	6,879	Apr-05	1998	2, 9, 15 & 40
Office	Philadelphia, PA		44,885	13,209	54,909	68,118	22,930	Jun-05	1957	4, 5, 9,10 ,15 & 40
Office	Charleston, SC		7,350	1,189	8,724	9,913	2,327	Nov-06	2006	40
Office	Florence, SC		—	3,235	12,941	16,176	3,540	May-04	1998	40
Office	Fort Mill, SC		—	3,601	14,494	18,095	3,670	Dec-02	2002	5, 20 & 40
Office	Fort Mill, SC		18,745	1,798	25,192	26,990	11,152	Nov-04	2004	15 & 40
Office	Rock Hill, SC		—	551	4,313	4,864	180	May-11	2006	40
Office	Kingsport, TN		—	513	403	916	15	Sep-12	1981	5, 6 & 14
Office	Knoxville, TN		7,013	1,079	10,762	11,841	4,455	Mar-05	2001	14 & 40
Office	Knoxville, TN		4,560	486	5,815	6,301	124	Sep-12	2002	1, 5 & 40
Office	Memphis, TN		3,742	464	4,467	4,931	1,129	Nov-06	1888	20 & 40
Office	Memphis, TN	(2)	47,302	5,291	97,032	102,323	15,162	Dec-06	1985	40
Office	Arlington, TX		19,808	1,863	20,199	22,062	380	Sep-12	2003	1, 12 & 40
Office	Carrollton, TX		12,642	1,789	18,157	19,946	6,294	Jun-04	2003	19 & 40
Office	Carrollton, TX		19,393	3,427	22,050	25,477	5,363	Jun-07	2003	8 & 40
Office	Farmers Branch, TX		18,459	3,984	27,308	31,292	6,742	Jun-07	2002	40
Office	Garland, TX		—	2,218	8,473	10,691	209	Sep-12	1980	4, 5 & 18
Office	Houston, TX		15,849	3,750	21,164	24,914	9,697	Apr-05	2000	5, 13 & 40
Office	Houston, TX		11,893	1,500	14,683	16,183	6,113	Apr-05	2003	14, 15 & 40
Office	Houston, TX		15,218	800	26,924	27,724	12,844	Apr-05	2000	10, 11, 12 & 40
Office	Houston, TX		4,076	490	2,813	3,303	94	Sep-12	1982/1999	3, 9 & 25
Office	Mission, TX		5,702	2,556	2,911	5,467	67	Sep-12	2003	3, 8 & 35
Office	San Antonio, TX		11,740	2,800	15,585	18,385	8,037	Apr-05	2000	6, 11 & 40
Office	Temple, TX		8,628	227	8,132	8,359	145	Sep-12	2001	3, 12 & 40
Office	Westlake, TX		—	2,361	22,742	25,103	6,337	May-07	2007	4, 5 & 40
Office	Glen Allen, VA		12,382	1,543	19,340	20,883	6,124	Jun-07	2000	5 - 40
Office	Hampton, VA		—	2,333	10,683	13,016	3,249	Mar-00	1999	2.5, 5, 10 & 40
Office	Hampton, VA		—	1,353	6,006	7,359	1,896	Nov-01	2000	10 & 40
Office	Herndon, VA		—	5,127	24,640	29,767	7,120	Dec-99	1987	9 - 40
Office	Herndon, VA		10,928	9,409	12,853	22,262	3,540	Jun-07	1987	40
Office	Midlothian, VA		9,538	1,100	11,925	13,025	4,904	Apr-05	2000	7, 15 & 40
Office	Bremerton, WA		6,489	1,655	5,445	7,100	92	Sep-12	2002	4, 13 & 40
Office	Issaquah, WA	(6)	31,028	5,126	13,778	18,904	3,797	Jun-07	1987	3, 6, 8 & 40
Office	Issaquah, WA	(6)	—	6,268	16,058	22,326	4,315	Jun-07	1987	8 & 40
Long Term Lease - Office	Phoenix, AZ		16,811	4,666	19,966	24,632	7,183	May-00	1997	6 & 40
Long Term Lease - Office	Phoenix, AZ		—	5,585	36,099	41,684	—	Dec-12	1986/2007	10, 17, & 40
Long Term Lease - Office	Tempe, AZ		7,662	—	9,442	9,442	2,022	Dec-05	1998	30 & 40
Long Term Lease - Office	Palo Alto, CA		59,409	12,398	16,977	29,375	13,917	Dec-06	1974	40
Long Term Lease - Office	Orlando, FL		—	11,498	64,156	75,654	33,993	Dec-06	1984/2012	3, 5, 10,13 & 25
Long Term Lease - Office	Lenexa, KS		—	6,909	41,073	47,982	6,504	July-08	2007	1, 5, 15 & 40
Long Term Lease - Office	Farmington Hills, MI		17,639	2,765	9,265	12,030	785	Jun-07	1999	1, 13 & 40
Long Term Lease - Office	Livonia, MI		—	935	12,091	13,026	246	Sep-12	1987/1988/ 1990	2, 3, 7, 28 & 34
Long Term Lease - Office	St Joseph, MO		—	607	14,004	14,611	147	Sep-12	2012	15 & 40
Long Term Lease - Office	Omaha, NE		8,113	2,566	8,324	10,890	1,804	Nov-05	1995	30 & 40
Long Term Lease - Office	Las Vegas, NV	(2)	32,141	12,099	53,164	65,263	8,153	Dec-06	1982	40
Long Term Lease - Office	Columbus, OH		—	1,594	10,481	12,075	524	Dec-10	2005	40
Long Term Lease - Office	Columbus, OH		—	432	2,773	3,205	104	Jul-11	1999/2006	40
Long Term Lease - Office	Eugene, OR		—	1,541	13,098	14,639	—	Dec-12	2011/2012	07,12,15,25 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Long Term Lease - Office	Jessup, PA		—	2,520	17,656	20,176	291	Aug-12	2012	13,15,30 & 40
Long Term Lease - Office	Florence, SC		—	774	3,629	4,403	96	Feb-12	2012	12 & 40
Long Term Lease - Office	Allen, TX		—	5,591	21,606	27,197	2,242	May-11	1981/1983	7 & 25
Long Term Lease - Office	Houston, TX		35,811	16,613	58,226	74,839	11,524	Mar-04	1976/1984	10 & 40
Long Term Lease - Office	Irving, TX		36,691	7,476	42,807	50,283	11,843	May-07	1999	6, 10 & 40
Long Term Lease - Office	Irving, TX		—	4,889	29,701	34,590	7,434	June-07	1999	12 & 40
Long Term Lease - Office	Huntington, WV		6,500	1,368	9,527	10,895	297	Jan-12	2011	14 & 40
Long Term Lease - Industrial	Dry Ridge, KY	(3)	4,335	560	12,553	13,113	3,272	Jun-05	1988	25 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(4)	14,152	890	26,868	27,758	7,003	Jun-05	1995/2001	25 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(4)	2,675	352	4,862	5,214	1,267	Jun-05	2001	25 & 40
Long Term Lease - Industrial	Hopkinsville, KY		8,301	631	16,154	16,785	4,404	Jun-05	Various	25 & 40
Long Term Lease - Industrial	Owensboro, KY	(3)	3,787	393	11,956	12,349	3,494	Jun-05	1998/2000	25 & 40
Long Term Lease - Industrial	Shreveport, LA		19,000	860	21,840	22,700	3,162	Mar-07	2006	40
Long Term Lease - Industrial	Byhalia, MS		15,000	1,006	21,483	22,489	895	May-11	2011	40
Long Term Lease - Industrial	Shelby, NC		—	1,421	18,862	20,283	1,060	Jun-11	2011	11, 20 & 40
Long Term Lease - Industrial	Durham, NH		—	3,464	18,094	21,558	3,637	Jun-07	1986	40
Long Term Lease - Industrial	Chillicothe, OH		—	735	9,021	9,756	555	Oct-11	1995	6, 15 & 26
Long Term Lease - Industrial	Cincinnati, OH		—	1,009	7,007	8,016	1,274	Dec-06	1991	40
Long Term Lease - Industrial	Glenwillow, OH		16,093	2,228	24,530	26,758	4,005	Dec-06	1996	40
Long Term Lease - Industrial	Bristol, PA		—	2,508	15,815	18,323	4,346	Mar-98	1982	10, 16, 30 & 40
Long Term Lease - Industrial	Chester, SC		10,582	1,629	8,470	10,099	103	Sep-12	2001/2005	9, 13 & 34
Long Term Lease - Industrial	Missouri City, TX		—	14,555	5,895	20,450	561	Apr-12	2005	7
Long Term Lease - Industrial	Eau Claire, WI		—	421	5,590	6,011	79	Sep-12	1993/2004	10, 15 & 28
Long Term Lease - Retail	Opelika, AL		—	1,446	6,532	7,978	34	Nov-12	2012	15 & 40
Long Term Lease - Retail	Valdosta, GA		—	2,128	5,663	7,791	73	Aug-12	2012	15 & 40
Long Term Lease - Retail	Jefferson, NC		—	71	884	955	154	Dec-06	1979	40
Long Term Lease - Retail	Edmonds, WA		—	—	3,947	3,947	682	Dec-06	1981	40
Long Term Lease - Specialty	Tomball, TX		9,464	3,174	7,405	10,579	94	Sep-12	2005	13, 14 & 40
Industrial	Moody, AL		6,518	654	9,943	10,597	4,637	Feb-04	2004	15 & 40
Industrial	Jacksonville, FL		—	573	1,247	1,820	76	Sep-12	1959/1967	1, 3 & 10
Industrial	Orlando, FL		—	1,030	10,869	11,899	1,839	Dec-06	1981	40
Industrial	Tampa, FL		—	2,160	7,328	9,488	5,247	Jul-88	1986	9 - 40
Industrial	Lavonia, GA		8,549	171	7,657	7,828	72	Sep-12	2005	8, 12 & 40
Industrial	McDonough, GA		23,000	2,463	24,291	26,754	3,863	Dec-06	2000	40
Industrial	Des Moines, IA		—	1,528	14,247	15,775	195	Sep-12	2000	5, 11 & 34
Industrial	Dubuque, IA		9,725	2,052	8,443	10,495	2,080	Jul-03	2002	11, 12 & 40
Industrial	Rockford, IL	(5)	—	371	2,573	2,944	453	Dec-06	1998	40
Industrial	Rockford, IL	(5)	6,538	509	5,289	5,798	870	Dec-06	1992	40
Industrial	Plymouth, IN		6,147	254	7,969	8,223	98	Sep-12	2000/2003	3, 6 & 34
Industrial	Owensboro, KY		—	819	2,439	3,258	628	Dec-06	1975	40
Industrial	Shreveport, LA		—	1,078	10,134	11,212	186	Jun-12	2012	8,10 & 40
Industrial	North Berwick, ME		8,677	1,383	32,397	33,780	5,071	Dec-06	1965	10 & 40
Industrial	Kalamazoo, MI		16,485	1,942	14,169	16,111	190	Sep-12	1999/2004	8, 9 & 40
Industrial	Marshall, MI		—	40	900	940	628	Aug-87	1979	12, 20 & 40
Industrial	Marshall, MI		—	143	4,302	4,445	158	Sep-12	1968/1972/ 2008	4, 6 & 10
Industrial	Plymouth, MI		—	2,296	13,398	15,694	3,684	Jun-07	1996	40
Industrial	Temperance, MI		—	3,040	14,738	17,778	2,866	Jun-07	1980	40
Industrial	Minneapolis, MN		—	1,886	1,922	3,808	21	Sep-12	2003	3, 29 & 40
Industrial	Olive Branch, MS		—	198	10,276	10,474	6,004	Dec-04	1989	8, 15 & 40
Industrial	Franklin, NC		552	296	1,320	1,616	22	Sep-12	1996	2, 8 & 29
Industrial	Henderson, NC		—	1,488	5,953	7,441	1,656	Nov-01	1998	40
Industrial	High Point, NC		—	1,330	11,183	12,513	4,200	Jul-04	2002	18 & 40
Industrial	Lumberton, NC		—	405	12,049	12,454	2,325	Dec-06	1998	40
Industrial	Statesville, NC	(5)	13,360	891	16,696	17,587	3,346	Dec-06	1999	3 & 40
Industrial	Erwin, NY		9,082	1,648	10,810	12,458	136	Sep-12	2006	4, 8 & 34

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Industrial	Columbus, OH	—	1,990	10,580	12,570	2,087	Dec-06	1973	40
Industrial	Hebron, OH	—	1,063	4,271	5,334	1,179	Dec-97	2000	40
Industrial	Hebron, OH	—	1,681	7,033	8,714	2,069	Dec-01	1999	2, 5 & 40
Industrial	Streetsboro, OH	18,497	2,441	25,092	27,533	4,880	Jun-07	2004	12, 20, 25 & 40
Industrial	Duncan, SC	—	884	8,626	9,510	1,257	Jun-07	2005	40
Industrial	Laurens, SC	—	5,552	20,886	26,438	4,136	Jun-07	1991	40
Industrial	Collierville, TN	—	714	4,816	5,530	862	Dec-05	2005/2012	20 & 40
Industrial	Crossville, TN	—	545	6,999	7,544	2,453	Jan-06	1989/2006	17 & 40
Industrial	Franklin, TN	—	—	5,673	5,673	172	Sep-12	1970/1983	1, 4 & 12
Industrial	Memphis, TN	—	1,054	11,538	12,592	11,341	Feb-88	1987	8 &15
Industrial	Memphis, TN	—	1,553	12,326	13,879	2,275	Dec-06	1973	40
Industrial	Millington, TN	—	723	19,195	19,918	7,375	Apr-05	1997	10, 16 & 40
Industrial	San Antonio, TX	—	2,482	38,535	41,017	15,696	Jul-04	2001	17 & 40
Industrial	Waxahachie, TX	—	652	13,045	13,697	8,295	Dec-03	1996/1997	10, 16 & 40
Industrial	Winchester, VA	—	3,823	12,276	16,099	2,450	Jun-07	2001	4 & 40
Multi-tenanted	Phoenix, AZ	—	1,831	14,892	16,723	1,163	Nov-01	1995/1994	5 - 40
Multi-tenanted	Los Angeles, CA	10,298	5,110	10,911	16,021	5,197	Dec-04	2000	13 & 40
Multi-tenanted	Clinton, CT	—	—	—	—	—	Dec-06	1971	40
Multi-tenanted	Southington, CT	12,317	3,240	25,339	28,579	15,295	Nov-05	1983	10, 12, 28 & 40
Multi-tenanted	Palm Beach Gardens, FL	—	4,066	16,566	20,632	4,769	May-98	1996	8 - 40
Multi-tenanted	Suwannee, GA	10,964	1,371	2,776	4,147	375	Apr-05	2001	12 & 40
Multi-tenanted	Honolulu, HI	—	21,094	24,495	45,589	13,134	Dec-06	1917/1955/ 1960/1980	5 & 40
Multi-tenanted	Hebron, KY	—	1,615	8,173	9,788	3,543	Mar-98	1987	6, 12 & 40
Multi-tenanted	Baltimore, MD	55,000	37,564	148,359	185,923	35,332	Dec-06	1973	5 - 40
Multi-tenanted	Allentown, PA	—	1,052	1,503	2,555	44	Sep-12	1980	5, 9 & 18
Multi-tenanted	Antioch, TN	—	3,847	10,025	13,872	580	May-07	1983	5 - 39
Multi-tenanted	Johnson City, TN	—	1,214	9,385	10,599	1,364	Dec-06	1983	9, 10 & 40
Multi-tenanted	The Woodlands, TX	7,445	1,827	5,405	7,232	72	Sep-12	2004	5, 12 & 35
Multi-tenanted	Glen Allen, VA	6,558	818	10,243	11,061	3,244	Jun-07	2000	5 - 40
Retail	Manteca, CA	866	2,082	6,464	8,546	1,137	May-07	1993	23 & 40
Retail	San Diego, CA	552	—	13,310	13,310	1,947	May-07	1993	23 & 40
Retail	Port Richey, FL	—	1,376	1,664	3,040	456	Dec-06	1980	40
Retail	Galesburg, IL	486	560	2,366	2,926	492	May-07	1992	12 & 40
Retail	Lawrence, IN	—	404	1,737	2,141	270	Dec-06	1983	40
Retail	Billings, MT	—	273	1,775	2,048	111	Dec-06	1981	4, 19, & 36
Retail	Lexington, NC	—	832	1,429	2,261	215	Dec-06	1983	40
Retail	Thomasville, NC	—	208	561	769	24	Dec-06	1998	40
Retail	Portchester, NY	—	7,086	9,313	16,399	2,809	Dec-06	1982	40
Retail	Watertown, NY	814	386	5,162	5,548	965	May-07	1993	23 & 40
Retail	Canton, OH	—	884	3,534	4,418	983	Nov-01	1995	40
Retail	Franklin, OH	—	722	999	1,721	43	Dec-06	1961	40
Retail	Lorain, OH	1,225	1,893	7,024	8,917	1,237	May-07	1993	23 & 40
Retail	Lawton, OK	—	663	1,288	1,951	294	Dec-06	1984	40
Retail	Oklahoma City, OK	—	1,782	912	2,694	45	Sep-12	1991/1996	5 & 13
Retail	Tulsa, OK	—	447	2,432	2,879	2,095	Dec-96	1981	14 & 24
Retail	Clackamas, OR	—	523	2,848	3,371	2,452	Dec-96	1981	14 & 24
Retail	Moncks Corner, SC	—	13	1,510	1,523	244	Dec-06	1982	40
Retail	Spartanburg, SC	—	833	3,334	4,167	927	Nov-01	1996	40
Retail	Chattanooga, TN	—	487	956	1,443	40	Dec-06	1982	40
Retail	Paris, TN	—	247	547	794	121	Dec-06	1982	40
Retail	Dallas, TX	—	861	2,362	3,223	169	Dec-06	1960	40
Retail	Greenville, TX	—	562	2,743	3,305	503	Dec-06	1985	40
Retail	Staunton, VA	—	1,028	326	1,354	75	Dec-06	1971	40
Retail	Lynnwood, WA	—	488	2,658	3,146	2,289	Dec-96	1981	14 & 24
Retail	Port Orchard, WA	—	147	94	241	21	Dec-06	1983	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Retail	Fairlea, WV	572	501	1,985	2,486	327	May-07	1993	12 & 40
Construction in progress		—	—	—	6,512	—	—

	Subtotal	1,406,961	581,199	2,976,755	3,564,466	738,068
	(1)	9,000
		$1,415,961	$581,199	$2,976,755	$3,564,466	$738,068

(1) - Property is classified as a capital lease.
(2) - Properties are cross-collaterized.
(3) - Properties are cross-collaterized.
(4) - Properties are cross-collaterized.
(5) - Properties are cross-collaterized.
(6) - Properties are cross-collaterized.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2012 for federal income tax purposes was approximately $4.2 billion.

	2012	2011	2010
Reconciliation of real estate, at cost(1):
Balance at the beginning of year	$3,172,246	$3,363,586	$3,552,806
Additions during year	540,847	143,382	46,994
Properties sold during year	(138,041)	(230,397)	(221,875)
Reclassified held for sale properties	—	—	(9,381)
Properties impaired during the year	(10,553)	(103,727)	(3,327)
Translation adjustment on foreign currency	—	—	(1,432)
Other reclassifications	(33)	(598)	(199)
Balance at end of year	$3,564,466	$3,172,246	$3,363,586

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$638,368	$601,239	$537,406
Depreciation and amortization expense	119,067	114,247	115,553
Accumulated depreciation and amortization of properties sold, impaired and held for sale during year	(19,367)	(76,939)	(51,478)
Translation adjustment on foreign currency	—	—	(242)
Other reclassifications	—	(179)	—
Balance at end of year	$738,068	$638,368	$601,239

(1) Certain amounts in 2011 and 2010 have been reclassified to conform with the 2012 presentation.

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

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 67
Mr. Roskind, our Chairman since March 2008, previously served as Co-Vice Chairman from December 2006 to March 2008, Chairman from October 1993 to December 2006 and Co-Chief Executive Officer from October 1993 to January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts and as a member of the Board of Directors of Consonant REIT Advisors, the external advisor to Invincible Investment Corporation, a Japanese REIT listed on the Tokyo Stock Exchange.

Richard J. Rouse Age 67
Mr. Rouse, our Vice Chairman since March 2008 and our Chief Investment Officer since January 2003, previously served as one of our trustees from October 1993 to May 2010, our Co-Vice Chairman from December 2006 to March 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 48
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 49
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

Paul R. Wood Age 52
Mr. Wood served as our Chief Accounting Officer from October 1993 to December 2010, and has served as one of our Vice Presidents and our Secretary since 1993 and our Chief Tax Compliance Officer since January 2011.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers will be in our Definitive Proxy Statement for our 2013 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 17 to the Consolidated Financial Statements beginning on page 88 of this Annual Report.

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

3.3	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.4	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.5	—
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
Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 09/10/99 Registration Statement)(1)

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
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2009)(1)

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

4.11	—
Seventh Supplemental Indenture, dated as of September 28, 2012, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 3, 2012)(1)

4.12	—
Eight Supplemental Indenture, dated as of February 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 13, 2013 (“02/13/13 8-K”))(1)

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

10.5	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010)(1, 4)
10.6	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed November 24, 2010)(1, 4)
10.7	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)
10.8	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1, 4)
10.9	—	Form of 2011 Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2012 (the "01/06/12 8-K")(1, 4)

10.10	—	Form of Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2012)(1, 4)
10.11	—
Employment Agreement, dated as of January 15, 2012, between the Company and E. Robert Roskind (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the "2011 10-K"))(1, 4)

10.12	—	Employment Agreement, dated as of January 15, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.11 to the 2011 10-K)(1, 4)
10.13	—	Employment Agreement, dated as of January 15, 2012, between the Company and Richard J. Rouse (filed as Exhibit 10.12 to the 2011 10-K)(1, 4)
10.14	—	Employment Agreement, dated as of January 15, 2012, between the Company and Patrick Carroll (filed as Exhibit 10.13 to the 2011 10-K)(1, 4)
10.15	—	Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the 2011 10-K)(4)
10.16	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.17	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.18	—
Second Amended and Restated Credit Agreement, dated as of February 12, 2013 among the Company, LCIF and LCIF II as borrowers, KeyBank National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.1 to the 02/13/13 8-K)(1)

10.19	—
Amended and Restated Term Loan Agreement, dated as of January 13, 2012 among the Company, LCIF and LCIF II, as borrowers, Wells Fargo Bank, National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 02/13/13 8-K)(1)

10.20	—	Funding Agreement, dated as of July 23, 2006, by and among LCIF, LCIF II and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.21	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.22	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to NKT’s S-11)(1)

10.23	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.24	—
Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)

10.25	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.26	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.27	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.28	—
Agreement Regarding Disposition of Property and Other Matters, dated April 27, 2012, among the Company, LMLP GP LLC, Inland American (Net Lease) Sub, LLC and NLSAF (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012)(1)

10.29	—
Interest Purchase and Sale Agreement, dated as of August 31, 2012, among the Company, LCIF and Inland American (Net Lease) Sub, LLC, LMLP GP LLC and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2012)(1)

10.30	—
Equity Distribution Agreement, dated as of January 11, 2013, among the Company, LCIF and LCIF II, on the one hand, and Jefferies & Company, Inc., on the other hand (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2013 (the “01/14/13 8-K”))(1)

10.31	—
Equity Distribution Agreement, dated as of January 11, 2013, among the Company, LCIF and LCIF II, on the one hand, and KeyBanc Capital Markets Inc., on the other hand (filed as Exhibit 1.2 to the 01/14/13 8-K)(1)

12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (2)
14.1	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (2)
23	—	Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
99.1	—	Financial statements and related financial statement schedule of Net Lease Strategic Assets Fund L.P. for the years ended December 31, 2011, 2010 and 2009 (2)
99.2	—	Financial statements of Net Lease Strategic Assets Fund L.P. for the six months ended June 30, 2012 and 2011 (2)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2012 and 2011; (ii) the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text. The XBRL related information shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated: February 25, 2013	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer
(principal executive officer)

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
Each dated: February 25, 2013