Form 10-Q
period 2013-03-31
LEXINGTON REALTY TRUST
filed 2013-05-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 214,035,727 common shares of beneficial interest, par value $0.0001 per share, as of May 3, 2013.

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

PART 1. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2013 (unaudited)	December 31, 2012
Assets:
Real estate, at cost	$3,644,726	$3,564,466
Real estate - intangible assets	693,335	685,914
Investments in real estate under construction	47,041	65,122
	4,385,102	4,315,502
Less: accumulated depreciation and amortization	1,175,812	1,150,417
	3,209,290	3,165,085
Cash and cash equivalents	111,404	34,024
Restricted cash	23,007	26,741
Investment in and advances to non-consolidated entities	11,825	27,129
Deferred expenses, net	59,520	57,549
Loans receivable, net	82,660	72,540
Rent receivable	8,499	7,355
Other assets	28,721	27,780
Total assets	$3,534,926	$3,418,203
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,268,654	$1,415,961
Term loan payable	255,000	255,000
Convertible notes payable	38,491	78,127
Trust preferred securities	129,120	129,120
Dividends payable	36,612	31,351
Accounts payable and other liabilities	59,004	70,367
Accrued interest payable	7,330	11,980
Deferred revenue - including below market leases, net	74,353	79,908
Prepaid rent	24,808	13,224
Total liabilities	1,893,372	2,085,038

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	149,774	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 213,653,183 and 178,616,664 shares issued and outstanding in 2013 and 2012, respectively	21	18
Additional paid-in-capital	2,560,662	2,212,949
Accumulated distributions in excess of net income	(1,182,969)	(1,143,803)
Accumulated other comprehensive loss	(5,522)	(6,224)
Total shareholders’ equity	1,615,982	1,306,730
Noncontrolling interests	25,572	26,435
Total equity	1,641,554	1,333,165
Total liabilities and equity	$3,534,926	$3,418,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2013	2012
Gross revenues:
Rental	$88,982	$70,543
Advisory and incentive fees	174	323
Tenant reimbursements	7,911	7,369
Total gross revenues	97,067	78,235
Expense applicable to revenues:
Depreciation and amortization	(44,967)	(37,174)
Property operating	(16,200)	(13,886)
General and administrative	(7,162)	(5,373)
Non-operating income	1,962	2,619
Interest and amortization expense	(24,045)	(24,171)
Debt satisfaction charges, net	(10,996)	(1,649)
Impairment charges	(2,413)	—
Loss before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(6,754)	(1,399)
Provision for income taxes	(407)	(182)
Equity in earnings of non-consolidated entities	135	7,393
Income (loss) from continuing operations	(7,026)	5,812
Discontinued operations:
Income from discontinued operations	1,698	504
Provision for income taxes	—	(5)
Debt satisfaction gains, net	10,549	1,728
Impairment charges	(7,344)	(2,561)
Total discontinued operations	4,903	(334)
Net income (loss)	(2,123)	5,478
Less net income attributable to noncontrolling interests	(497)	(1,867)
Net income (loss) attributable to Lexington Realty Trust shareholders	(2,620)	3,611
Dividends attributable to preferred shares – Series B	—	(1,379)
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Dividends attributable to preferred shares – Series D	(2,926)	(2,926)
Allocation to participating securities	(177)	(150)
Redemption discount – Series C	—	229
Net loss attributable to common shareholders	$(7,295)	$(2,187)
Income (loss) per common share – basic and diluted:
Loss from continuing operations	$(0.07)	$—
Income (loss) from discontinued operations	0.03	(0.01)
Net loss attributable to common shareholders	$(0.04)	$(0.01)
Weighted-average common shares outstanding – basic and diluted	189,232,274	154,149,034
Amounts attributable to common shareholders:
Loss from continuing operations	$(12,198)	$(726)
Income (loss) from discontinued operations	4,903	(1,461)
Net loss attributable to common shareholders	$(7,295)	$(2,187)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Net income (loss)	$(2,123)	$5,478
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	702	(56)
Other comprehensive income (loss)	702	(56)
Comprehensive income (loss)	(1,421)	5,422
Comprehensive income attributable to noncontrolling interests	(497)	(1,867)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$(1,918)	$3,555
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months ended March 31, 2013		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	$243,790	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	458	—	—	(458)
Issuance of common shares upon conversion of Convertible Notes	47,128	—	—	47,128	—	—	—
Issuance of common shares and deferred compensation amortization, net	300,130	—	3	300,127	—	—	—
Dividends/distributions	(37,448)	—	—	—	(36,546)	—	(902)
Net income (loss)	(2,123)	—	—	—	(2,620)	—	497
Other comprehensive income	702	—	—	—	—	702	—
Balance March 31, 2013	$1,641,554	$243,790	$21	$2,560,662	$(1,182,969)	$(5,522)	$25,572

Three Months ended March 31, 2012		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,170,203	$311,673	$15	$2,010,850	$(1,212,630)	$1,938	$58,357
Repurchase of preferred shares	(1,461)	(1,690)	—	—	229	—	—
Issuance of common shares and deferred compensation amortization, net	3,119	—	1	3,118	—	—	—
Contributions from noncontrolling interests	889	—	—	—	—	—	889
Dividends/distributions	(26,494)	—	—	—	(25,276)	—	(1,218)
Net income	5,478	—	—	—	3,611	—	1,867
Other comprehensive loss	(56)	—	—	—	—	(56)	—
Balance March 31, 2012	$1,151,678	$309,983	$16	$2,013,968	$(1,234,066)	$1,882	$59,895

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2013	2012
Net cash provided by operating activities:	$57,132	$43,798
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(81,535)	—
Investment in real estate under construction	(18,047)	(21,976)
Capital expenditures	(17,372)	(7,196)
Net proceeds from sale of properties	1,861	2,357
Principal payments received on loans receivable	716	1,444
Investment in loans receivable	(10,596)	—
Distributions from non-consolidated entities in excess of accumulated earnings	14,975	—
Increase in deferred leasing costs	(2,794)	(2,644)
Change in escrow deposits and restricted cash	308	5,006
Real estate deposits	(192)	(225)
Net cash used in investing activities	(112,676)	(23,234)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(31,285)	(25,244)
Repurchase of exchangeable notes	—	(62,150)
Conversion of convertible notes	(2,663)	—
Principal amortization payments	(18,733)	(15,049)
Principal payments on debt, excluding normal amortization	(147,291)	(115,712)
Change in revolving credit facility borrowings, net	—	20,000
Proceeds from term loan	—	161,000
Increase in deferred financing costs	(4,025)	(4,091)
Proceeds of mortgages and notes payable	40,000	6,500
Cash distributions to noncontrolling interests	(902)	(1,218)
Contributions from noncontrolling interests	—	889
Repurchase of preferred shares	—	(1,461)
Issuance of common shares, net	297,823	2,145
Net cash provided by (used in) financing activities	132,924	(34,391)
Change in cash and cash equivalents	77,380	(13,827)
Cash and cash equivalents, at beginning of period	34,024	63,711
Cash and cash equivalents, at end of period	$111,404	$49,884

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(1)	The Company and Financial Statement Presentation

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that invests in and acquires, owns, finances and manages a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of March 31, 2013, the Company had equity ownership interests in approximately 220 consolidated properties in 41 states. A majority of the real properties in which the Company has an equity ownership interest are generally subject to net or similar leases where the tenant bears all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain or all operating expenses. In addition, we acquire, originate and hold investments in loan assets related to single-tenant real estate.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”), (3) a wholly-owned TRS, or (4) investments in joint ventures. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an investment and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2013 and 2012, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 (“Annual Report”).

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

determination of impairment of long-lived assets, loans receivable and equity method investments, the valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, as amended (“Topic 820”), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The Company has formally elected to apply the portfolio exception within Topic 820 with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.

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

Reclassifications. Certain amounts included in the 2012 unaudited condensed consolidated financial statements have been reclassified to conform to the 2013 presentation.

Recently Issued Accounting Guidance. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-02: Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting the reclassifications of significant amounts out of accumulated other comprehensive income. This guidance requires entities to present the effects on the line items of net income of significant reclasses from accumulated other comprehensive income, either where net income is presented or in the notes, as well as cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. The new disclosure requirements are effective for annual reporting periods beginning after December 15, 2012. The new disclosures are required for both interim and annual reporting. The implementation of this guidance did not have an impact on the Company's financial position, results of operations or cash flows.

(2)	Earnings Per Share

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
BASIC AND DILUTED
Loss from continuing operations attributable to common shareholders	$(12,198)	$(726)
Income (loss) from discontinued operations attributable to common shareholders	4,903	(1,461)
Net loss attributable to common shareholders	$(7,295)	$(2,187)
Weighted-average number of common shares outstanding	189,232,274	154,149,034
Income (loss) per common share:
Loss from continuing operations	$(0.07)	$—
Income (loss) from discontinued operations	0.03	(0.01)
Net loss attributable to common shareholders	$(0.04)	$(0.01)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

During the three months ended March 31, 2012, the Company repurchased and retired 34,800 shares, respectively, of its 6.50% Series C Cumulative Convertible Preferred Stock at an aggregate discount of $229 to the historical cost basis. The discount constitutes a deemed negative dividend, offsetting other dividends, and is accretive to common shareholders. Accordingly, net income (loss) was adjusted for the dividends to arrive at net loss attributable to common shareholders.

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the three months ended March 31, 2013:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Long Island City, NY	February 2013	$41,872	03/2028	$—	$41,872	$—
Industrial	Houston, TX	March 2013	$81,400	03/2038	$15,055	$57,949	$8,396
			$123,272		$15,055	$99,821	$8,396

The Company's consolidated partnership, which owns the Long Island City, New York property, currently provides for the Company to receive distributions of operating cash flows as follows: (1) a 6.3% priority return on its invested capital up to $25,000, (2) an 11% priority return on its invested capital in excess of $25,000 and (3) approximately 50% of any excess return.

The Company recognized aggregate acquisition expenses of $193 and $3 for the three months ended March 31, 2013 and 2012, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of March 31, 2013, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution ($ millions)	Lease Term (Years)	Estimated Completion Date
Denver, CO	Office	167,000	$39.0	15	2Q 13
Tuscaloosa, AL	Retail	42,000	$8.8	15	3Q 13
Rantoul, IL	Industrial	813,000	$42.6	20	4Q 13
Bingen, WA(1)	Industrial	124,000	$20.8	10-20	2Q 14
		1,146,000	$111.2
(1) Commitment may be terminated by the tenant prior to the commencement of construction.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of March 31, 2013 and December 31, 2012, the Company's aggregate investment in development arrangements was $47,041 and $65,122, respectively, and are presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. The Company capitalized interest of $833 and $435 during the three months ended March 31, 2013 and 2012, respectively, relating to build-to-suit activities.

In addition, the Company has committed to acquire, upon its completion, an office property in Omaha, Nebraska for $39,125, which is subject to a net lease that will have a 20-year term upon completion. Construction is expected to be completed in the fourth quarter of 2013. The Company can give no assurances that any of these acquisitions under contract or build-to-suit transactions will be consummated.

On September 1, 2012, the Company, together with an operating partnership subsidiary, acquired the remaining common equity interest in Net Lease Strategic Assets Fund L.P. ("NLS") from Inland American (Net Lease) Sub, LLC that the Company did not already own for a cash payment of $9,438 and the assumption of all outstanding liabilities. Immediately prior to the acquisition, the Company owned 15% of NLS's common equity and 100% of NLS's preferred equity. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.  The Company's investment in NLS had previously been accounted for under the equity method and is now consolidated.

The Company recognized gross revenues from continuing operations of $10,778 and a net loss of $(1,395) from NLS properties during the three months ended March 31, 2013. The Company recognized $6,383 of equity in earnings relating to NLS during the three months ended March 31, 2012.

The following unaudited condensed consolidated pro forma information is presented as if the Company acquired the remaining equity in NLS on January 1, 2012. The information presented below is not necessarily indicative of what the actual results of operations would have been had the transaction been completed on January 1, 2012, nor does it purport to represent the Company's future operations:

Three Months Ended March 31, 2012
Gross revenues	$89,674
Net loss attributable to Lexington Realty Trust shareholders	$(4,844)
Net loss attributable to common shareholders	$(10,642)
Net loss per common share - basic and diluted	$(0.07)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(4)	Discontinued Operations and Real Estate Impairment
During the three months ended March 31, 2013, the Company disposed of its interest in a property to an unrelated third party for a gross disposition price of $1,900. In addition, the Company transferred two properties in foreclosure in satisfaction of the aggregate $23,281 non-recourse mortgage loans and recognized aggregate net gains on debt satisfaction of $10,549. During the three months ended March 31, 2012, the Company sold its interests in one property to an unrelated third party for a gross disposition price of $2,500. In addition, the Company transferred a property in foreclosure in satisfaction of the $7,119 non-recourse mortgage loan and recognized a net gain on debt satisfaction of $1,728. As of March 31, 2013 and 2012, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended March 31,
	2013	2012
Total gross revenues	$—	$4,499
Pre-tax income (loss)	$4,903	$(329)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three months ended March 31, 2013 and 2012, the Company recognized $7,344 and $2,561, respectively, of impairment charges in discontinued operations, relating to real estate assets that were sold below their carrying value.

In addition, the Company recognized an impairment charge of $2,413 in continuing operations during the three months ended March 31, 2013. The Company is exploring the possible disposition of a non-core retail property and determined that the expected undiscounted cash flows based upon a revised estimated holding period of the property was below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value.

(5)	Loans Receivable

As of March 31, 2013 and December 31, 2012, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves were comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $82,660 and $72,540, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 20.0% and mature at various dates through 2022.
The following is a summary of our loans receivable as of March 31, 2013 and December 31, 2012:

	Loan carrying-value(1)
Loan	3/31/2013	12/31/2012	Interest Rate	Maturity Date
Norwalk, CT(2)	$14,249	$3,479	7.50%	11/2014
Homestead, FL	7,974	8,036	7.50%	08/2014
Schaumburg, IL(3)	21,579	21,885	20.00%	01/2012
Westmont, IL	26,810	26,902	6.45%	10/2015
Southfield, MI	7,181	7,364	4.55%	02/2015
Austin, TX	2,120	2,038	16.00%	10/2018
Other	2,747	2,836	8.00%	2021-2022
	$82,660	$72,540

(1)	Loan carrying value includes accrued interest and is net of origination costs and fee eliminations, if any.

(2)	The Company is committed to lend up to $32,600.

(3)
Loan is in default. The Company did not record interest income of $933 and $2,647 during the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. The Company believes the office property collateral has an estimated fair value in excess of the Company's investment and the Company has initiated foreclosure proceedings.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of March 31, 2013, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the Schaumburg, Illinois loan as disclosed above.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of March 31, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(5,522)	$—	$(5,522)	$—
Impaired real estate assets*	$4,277	$—	$—	$4,277

	Balance	Fair Value Measurements Using
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(6,556)	$—	$(6,556)	$—
Impaired real estate assets*	$3,327	$—	$—	$3,327
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$82,660	$72,081	$72,540	$61,734

Liabilities
Debt	$1,691,265	$1,640,211	$1,878,208	$1,835,157

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2013 and December 31, 2012, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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

(7)	Investment in and Advances to Non-Consolidated Entities

During 2012, the Company formed two joint ventures in which it has a minority interest. One joint venture acquired a 120,000 square foot retail property in Palm Beach Gardens, Florida for $29,750 which is net leased for an approximate 15-year term. The Company had a 36% interest in the venture and provided a $12,000 non-recourse mortgage loan to the venture which was repaid in full during the three months ended March 31, 2013. The Company received a distribution of $2,557 during the three months ended March 31, 2013, a portion of which represented a return of capital reducing the Company's ownership interest to 25%.

The second joint venture, in which the Company has a 15% interest, acquired a 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27,750, which is net leased for an approximate 17-year term. The acquisition was partially funded by a non-recourse mortgage with an original principal amount of $15,260, which bears interest at a fixed rate of 4.7% and matures in May 2017.

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

Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC ("CDH CDO"). The Company's investments in Concord and CDH CDO were valued at zero and the Company recognized income on the cash basis. During the three months ended March 31, 2012, the Company received aggregate distributions of $690, which were recorded as equity in earnings of non-consolidated entities. During the second quarter of 2012, the Company sold all of its interest in Concord and CDH CDO for $7,000 in cash.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(8)	Mortgages and Notes Payable
The Company had outstanding mortgages and notes payable of $1,268,654 and $1,415,961 as of March 31, 2013 and December 31, 2012, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at March 31, 2013 and December 31, 2012 and the mortgages and notes payables mature between 2013 and 2031. The weighted-average interest rate at March 31, 2013 and December 31, 2012 was 5.5% and 5.6%, respectively.
On February 12, 2013, the Company refinanced its $300,000 secured revolving credit facility with a $300,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The unsecured revolving credit facility bears interest at LIBOR plus 1.50% to 2.05% based on the Company’s leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade rating from at least two of Standard & Poor’s Rating Services (“S&P”), Moody’s Investor Services, Inc. (“Moody’s”) and Fitch, Inc. (“Fitch”), the interest rate under the unsecured revolving credit facility will be dependent on the Company's debt rating. At March 31, 2013, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $7,644 and availability of $292,356.
In connection with the refinancing discussed above, the Company also procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, requires regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on the Company's leverage ratio, as defined therein and can be prepaid without penalty. Upon the date when the Company obtains an investment grade rating from at least two of S&P, Moody’s and Fitch, the interest rate under the unsecured term loan will be dependent on the Company’s debt rating. At March 31, 2013, no amounts were drawn on the unsecured term loan.
During 2012, the Company procured a $255,000 secured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Upon the date when the Company obtains an investment grade debt rating from at least two of S&P, Moody’s and Fitch, the interest rate under the secured term loan will be dependent on the Company's debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. During 2012, the Company entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings. The term loan was initially secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties. During the three months ended March 31, 2013, the Company amended the term loan to release the collateral as security. At March 31, 2013, the Company had $255,000 outstanding under the unsecured term loan.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at March 31, 2013.
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 144.2599 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.93 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the three months ended March 31, 2013, $42,750 aggregate principal amount of the notes were converted for 6,167,111 common shares and aggregate cash payments of $2,663, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $10,633.
During 2007, the Company issued an aggregate $450,000 of its 5.45% Exchangeable Guaranteed Notes due 2027. The Company prepaid $387,850 of the notes prior to 2012 and the remaining $62,150 of notes were repurchased by the Company and satisfied in January 2012 pursuant to a holder repurchase option. This resulted in debt satisfaction charges of $44.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes
Balance Sheets:	March 31, 2013	December 31, 2012
Principal amount of debt component	$41,146	$83,896
Unamortized discount	(2,655)	(5,769)
Carrying amount of debt component	$38,491	$78,127
Carrying amount of equity component	$(16,677)	$3,654
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$28,895	$42,579

	Three months ended March 31,
Statements of Operations:	2013	2012
6.00% Convertible Guaranteed Notes
Coupon interest	$788	$1,725
Discount amortization	223	484
	$1,011	$2,209

During the three months ended March 31, 2013 and 2012, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $363 and $27, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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

The Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on the $255,000 LIBOR-indexed variable-rate unsecured term loan. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In January 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which was amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $3,049 will be reclassified as an increase to interest expense.

As of March 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	5	$255,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012.

	As of March 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(5,522)	Accounts Payable and Other Liabilities	$(6,556)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2013	2012		2013	2012
Interest Rate Swaps	$262	$(45)	Interest expense	$440	$(11)

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2013, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2013 and 2012, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the three months ended March 31, 2013 and 2012, the Company issued 316,759 and 298,662 common shares, respectively, under its direct share purchase plan, raising net proceeds of $3,212 and $2,145, respectively. During the three months ended March 31, 2013, the Company issued 23,000,000 common shares in a public offering generating net proceeds of $258,086. The proceeds were used to repay borrowings under the Company's unsecured revolving credit facility and the balance for general corporate purposes, including acquisitions.
During the three months ended March 31, 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of the program. The Company issued 3,409,927 common shares under this program during the three months ended March 31, 2013 raising net proceeds of $35,925.
The Company issued 1,325,000 non-vested common shares to certain officers with a grant date fair value of $14,098 during the three months ended March 31, 2013. The non-vested common shares are subject to long-term retention non-vested share agreements and vest from 2018 to 2022 in accordance with the agreements. In addition, the Company issued 37,500 fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $399.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Accumulated other comprehensive loss as of March 31, 2013 and December 31, 2012 represented $5,522 and $6,224, respectively, of unrealized loss on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Loss

Gains and Losses on Cash Flow Hedges
Balance December 31, 2012	$(6,224)
Other comprehensive income before reclassifications	262
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	440
Balance March 31, 2013	$(5,522)

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
During the three months ended March 31, 2013, 88,442 common shares were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $458. No OP units were redeemed during the three months ended March 31, 2012.

As of March 31, 2013, there were approximately 3,719,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months ended March 31,
	2013	2012
Net income (loss) attributable to Lexington Realty Trust shareholders	$(2,620)	$3,611
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	458	—
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$(2,162)	$3,611

(12)	Related Party Transactions

There were no other related party transactions other than those previously disclosed, including in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and the audited consolidated financial statements in the Annual Report.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of March 31, 2013, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $6,510 and (2) the payment of a tenant improvement allowance and related lease commission of $3,009 for a property in Allen, Texas.

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

(14)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2013 and 2012, the Company paid $28,567 and $28,514, respectively, for interest and $303 and $281, respectively, for income taxes.

(15)	Subsequent Events

Subsequent to March 31, 2013 and in addition to disclosures elsewhere in the financial statements, the Company:

•	redeemed all outstanding shares of the Company's 7.55% Series D Cumulative Redeemable Preferred Stock for $155,000;

•	satisfied $176,564 of secured mortgage debt which was scheduled to mature through 2014 with a weighted-average interest rate of 6.0% and incurred aggregate yield maintenance costs of $11,775;

•	borrowed $250,000 on the unsecured revolving credit facility and $64,000 on the new unsecured term loan;

•	swapped the LIBOR component of the $64,000 term loan borrowing at 0.73% for a current fixed interest rate of 2.43%; and
•sold a vacant retail property and parking garage in Honolulu, Hawaii for $25,900.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013. The result of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year.

Forward-Looking Statements. The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2013 and 2012, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2013, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

Overview

General. We are a self-managed and self-administered real estate investment trust, or REIT, formed under the laws of the state of Maryland. We operate primarily in one segment, single-tenant real estate assets, and our primary business is the investment in and the acquisition, ownership, financing and management of a geographically diverse portfolio of single-tenant office, industrial and retail properties. We conduct all of our property operations through property owner subsidiaries and lending operations through lender subsidiaries. A majority of our properties are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. In addition, we acquire, originate and hold investments in loan assets related to single-tenant real estate.

As of March 31, 2013, we had equity ownership interests in approximately 220 consolidated real estate properties, located in 41 states and encompassing 41.2 million square feet, 97.4% of which was leased. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, technology, service, automotive and energy.

Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.

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

Our core assets consist of general purpose, single-tenant net-leased office and industrial assets, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net leases, such as retail facilities, schools and medical facilities. We believe education and health care are growing sectors of the U.S. economy and we have seen demand for build-to-suit transactions involving charter schools, private schools and medical facilities. A component of our business strategy includes exploring these other asset types when they are subject to long-term leases that will extend the weighted-average lease term of our portfolio. We intend to mitigate residual value risk associated with such assets by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices.

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

Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady, predictable and growing cash flows while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we intend to stay focused on (1) enhancing operating results, (2) improving portfolio quality, (3) mitigating risks relating to interest rates and the real estate cycle and (4) implementing strategies where our management's skills and real estate expertise can add value. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet while creating meaningful shareholder value.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of tenants of properties to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) subscribing to Standard & Poor’s Rating Services, or S&P, and Moody’s Investor Services, Inc., or Moody’s, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.

During the first quarter of 2013, we entered into 10 new leases and lease extensions encompassing 0.4 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $5.43 per square foot compared to the average GAAP base rent on these leases before extension of $6.24 per square foot. The weighted-average cost of tenant improvements and lease commissions was $35.28 per square foot for new leases and $2.31 per square foot for extended leases.

First Quarter 2013 Transaction Summary

The following summarizes our significant transactions during the three months ended March 31, 2013.

Investments.

•
Closed on the acquisition of an industrial facility in Houston, Texas for a capitalized cost of $81.4 million. The facility consists of a deep-water intermodal industrial terminal with 2,055 feet of deep-water berths and existing structures encompassing 132,000 square feet on approximately 90 acres on the Houston Ship Channel.The property is net leased for a 25-year term.

•
Completed, through a majority owned joint venture, the 143,000 square foot build-to-suit industrial facility in Long Island City, New York for capitalized hard costs of $41.9 million. In addition, the partners were credited with additional capital ($5.0 million for us and $8.6 million for the developer/partner) for an aggregate project cost of $55.5 million. The property is net leased for a 15-year term.

•
Entered into a $20.8 million build-to-suit lease commitment to construct a 124,000 square foot property in Bingen, Washington, which is subject to a net lease that will have a 10 to 20-year term at the tenant's option. The commitment may be terminated by the tenant prior to commencement of construction.

•	Committed to purchase upon its completion a 128,000 square foot office property in Omaha, Nebraska for $39.1 million, which is subject to a net lease that will have a 20-year term upon completion.
We can give no assurances that any acquisitions under contract or build-to-suit transactions will be consummated.
Dispositions.

•	Disposed of our interest in a property to an unaffiliated third party for a gross sales price of $1.9 million.

•	Conveyed in foreclosure our vacant properties in Southington, Connecticut and Suwanee, Georgia for full satisfaction of the related $23.3 million aggregate non-recourse mortgage loans.
Debt.

•	Refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility.

•	Procured a $250.0 million unsecured term loan facility.

•	Amended our $255.0 million secured term loan to release the collateral securing such loan.

•	Satisfied $145.3 million of non-recourse mortgage debt which had a weighted-average interest rate of 5.6%.

•
Issued 6.2 million common shares upon conversion of an aggregate $42.8 million original principal amount of 6.00% Convertible Guaranteed Notes due 2030. In connection with the conversions, we made an aggregate cash payment of $2.7 million plus accrued and unpaid interest on the notes.

Capital.

•
Implemented an At-The-Market offering program under which we may issue up to $100.0 million in common shares over the term of the program. We issued 3.4 million common shares under the program during the three months ended March 31, 2013, raising net proceeds of $35.9 million.

•
Issued 23.0 million common shares in a public offering, raising net proceeds of $258.1 million. The net proceeds were primarily used to satisfy $137.9 million of outstanding debt on our unsecured credit facility, to fund investments and retire secure mortgage debt subsequent to March 31, 2013.

Subsequent to Quarter End Highlights

•	See note 15 to our unaudited condensed consolidated financial statements contained in this Quarterly Report.

Acquisition and Development Activity
Our acquisition and development activity for the past several years has consisted primarily of build-to-suit transactions whereby we (1) hire a developer, or provide funding to a tenant, to develop a property, or (2) provide capital to developers and commit to purchase the property upon completion.
During the three months ended March 31, 2013, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot
Long Island City, NY(1)	Industrial	143	$41.9	February 2013	15	$292.88
Houston, TX	Industrial	132	$81.4	March 2013	25	$(2)
		275	$123.3

(1)	Joint venture investment.

(2)	Asset consists of a deep-water intermodal industrial terminal and existing structures on approximately 90 acres ($897.46 capitalized cost per acre).

The following is a summary of our on-going build-to-suit transactions as of March 31, 2013:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 3/31/13(1) (millions)
Denver, CO	Office	167	$39.0	2Q 2013	$26.8
Tuscaloosa, AL	Retail	42	$8.8	3Q 2013	$4.6
Rantoul, IL	Industrial	813	$42.6	4Q 2013	$16.8
Bingen, WA(2)	Industrial	124	$20.8	2Q 2014	$—
		1,146	$111.2		$48.2
(1) Balance includes equity credits received.
(2) Commitment may be terminated by the tenant prior to commencement of construction.

In addition, we have committed to acquire upon its completion, estimated to be in the fourth quarter of 2013, a 128,000 square foot office property in Omaha, Nebraska for $39.1 million.

We can give no assurances that any build-to-suit transaction or other investment will be completed or meet our expectations.

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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our unsecured credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other alternatives, will provide the necessary capital required by our business.
We generally seek to finance our balance sheet with property specific non-recourse mortgage debt, when appropriate, corporate level debt and equity. At March 31, 2013, we had $88.6 million and $251.0 million of property specific non-recourse mortgage debt maturing in 2013 and 2014, respectively. We believe we have sufficient sources of liquidity at March 31, 2013 to meet these obligations through cash on hand ($111.4 million), borrowing capacity on our unsecured revolving credit facility ($292.4 million), which expires in 2017, but can be extended by us to 2018, borrowing capacity on our five-year unsecured term loan ($250.0 million) and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the three months ended March 31, 2013, two lenders foreclosed on our vacant properties in Southington, Connecticut and Suwanee, Georgia in satisfaction of the $23.3 million aggregate outstanding non-recourse mortgage loans. In January 2012, the lender to one of our property owner subsidiaries foreclosed on a vacant office property in Tulsa, Oklahoma in satisfaction of the $7.1 million outstanding non-recourse mortgage loan.

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $57.1 million for the three months ended March 31, 2013 from $43.8 million for the three months ended March 31, 2012. The increase is primarily related to operating results resulting from acquisitions, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.
Net cash used in investing activities totaled $112.7 million and $23.2 million during the three months ended March 31, 2013 and 2012, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction and loans receivable, capital expenditures, increases in leasing costs and real estate deposits. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, release of escrow deposits and restricted cash and principal receipts on loans receivable.
Net cash provided by (used in) financing activities totaled $132.9 million and $(34.4) million during the three months ended March 31, 2013 and 2012, respectively. Cash provided by financing activities related primarily to proceeds from our unsecured term loan and revolving credit facility advances, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the net proceeds from the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, retirement of debt instruments and preferred shares, principal payments on debt and increases in deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $31.3 million in the three months ended March 31, 2013, compared to $25.2 million in the three months ended March 31, 2012. This increase resulted from an increase in our quarterly common share dividend paid in 2013 to $0.15 per common share compared to $0.125 per common share per quarter paid in 2012 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of March 31, 2013, there were 3.7 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $49.4 million based on the closing price of $11.80 per common share on March 28, 2013 and a redemption factor of approximately 1.13.
Financings. On February 12, 2013, we refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 1.50% to 2.05% based on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade rating from at least two of S&P, Moody’s and Fitch, Inc., or Fitch, the interest rate under the unsecured revolving credit facility will be dependent on our debt rating. At March 31, 2013, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $7.6 million and availability of $292.4 million.
In connection with the refinancing discussed above, we also procured a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, requires regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on our leverage ratio, as defined therein and may be prepaid without penalty. Upon the date when we obtain an investment grade rating from at least two of S&P, Moody’s and Fitch, the interest rate under the unsecured term loan will be dependent on our debt rating. At March, 31, 2013, the unsecured term loan had no amounts outstanding.
In 2012, we procured a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan was secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties.  The term loan matures in January 2019 and requires regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined therein. Upon the date when we obtain an investment grade debt rating from at least two of Standard & Poor's, Moody's and Fitch, Inc., the interest rate under the term loan will be dependent on our debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019. Accordingly, the amount outstanding under the term loan bears interest at a weighted-average rate of 3.67% as of March 31, 2013. During the three months ended March 31, 2013, we amended the term loan to release the collateral as security.

As of March 31, 2013, we were in compliance with the financial covenants contained in the revolving credit facility and term loan agreements.
During the first quarter of 2013, we financed our Lenexa, Kansas property with non-recourse mortgage financing in the aggregate original principal amount of $40.0 million which bears interest at an initial fixed weighted-average rate of 3.70% and matures in 2027.
Common Offering / At-The-Market Offering Program
In March 2013, we issued 23.0 million common shares in a public offering generating net proceeds of $258.1 million. We used a portion of the net proceeds to satisfy the $137.9 million outstanding balance on our unsecured revolving credit facility and the remainder for general corporate purposes, including acquisitions.
During the first quarter of 2013, we implemented an At-The-Market offering program under which we may issue up to $100 million in common shares over the term of the program. We issued 3.4 million common shares under the program during the three months ended March 31, 2013, raising net proceeds of $35.9 million, which were used for general corporate purposes.
Results of Operations
Three months ended March 31, 2013 compared with three months ended March 31, 2012. The increase in total gross revenues in 2013 of $18.8 million was primarily attributable to an increase in rental revenue of $18.4 million and an increase in tenant reimbursements of $0.5 million. Rental revenue increased primarily due to (1) new property acquisition revenue of $15.1 million, including $10.5 million from Net Lease Strategic Assets Fund L.P., or NLS, properties acquired on September 1, 2012, (2) increased occupancy revenue from Transamerica Tower in Baltimore, Maryland of $1.0 million and (3) $1.3 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease.
Depreciation and amortization increased by $7.8 million primarily due to the acquisition of real estate properties.
The increase in property operating expenses of $2.3 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, the acquisition of NLS and an increase in vacancy at certain properties.
The increase in general and administrative expense of $1.8 million was primarily due to a $1.5 million increase in personnel costs primarily due to the amortization of deferred compensation costs and a $0.4 million increase in trustee expenses.
The decrease in non-operating income of $0.7 million was primarily the result of reduced interest income recognized on a loan receivable secured by an office property in Schaumburg, Illinois, which is currently in default. We have brought a foreclosure action against the borrower and believe that the property's fair value is in excess of the mortgage balance and any future funding requirements.
The increase in debt satisfaction charges, net of $9.3 million was primarily due to $10.6 million of debt satisfaction charges recognized upon the conversion in the first quarter of 2013 of $42.8 million 6.00% Convertible Guaranteed Notes due in 2030.
The impairment charge in 2013 of $2.4 million relates to an impairment charge on a retail property owned in Port Chester, New York which we have considered selling and its carrying value was in excess of its estimated fair value.
The decrease in equity in earnings of non-consolidated entities of $7.3 million was primarily due to (1) a $6.4 million decrease in earnings from NLS primarily due to the consolidation of NLS on September 1, 2012 and (2) $0.7 million recognized on our investment in Concord Debt Holdings LLC in 2012, which was sold during the second quarter of 2012.
Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $5.2 million was primarily due to an increase in debt satisfaction gains, net of $8.8 million, incurred in relation to the disposition of properties through foreclosure and an increase in income from discontinued operations of $1.2 million, partially offset by an increase in impairment charges of $4.8 million.
The decrease in net income attributable to noncontrolling interests of $1.4 million was primarily due to the sale of non-wholly owned entities in 2012.

The increase in net loss attributable to common shareholders of $5.1 million was primarily due to the items discussed above coupled with a decrease of $1.4 million in preferred share dividends attributable to the redemption of our 8.05% Series B Cumulative Redeemable Preferred Stock.
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
Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2013 and 2012. Our historical same-store occupancy was 97.1% at March 31, 2013 compared to 97.7% at March 31, 2012. The following presents our consolidated same-store net operating income, or NOI, for the three months ended March 31, 2013 and 2012 ($000):

	2013	2012
Total base rent	$77,115	$77,452
Tenant reimbursements	7,503	7,337
Property operating expenses	(15,378)	(13,849)
Same-store NOI	$69,240	$70,940
The change in our same-store NOI from 2012 to 2013 was a decrease of 2.4%. This was primarily due to an increase in property operating expenses due to the timing of new tenant leases and the establishment of base years for certain tenants.
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
We present Reported Company FFO, which differs from FFO because it includes our operating partnership units, our 6.50% Series C Cumulative Convertible Preferred Stock, and our 6.00% Convertible Guaranteed Notes due 2030 because these securities are convertible, at the holder's option, into our common shares. Management believes this is appropriate and relevant to securities analysts, investors and other interested parties because we present Reported Company FFO on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, were converted. We also present Company FFO, as adjusted, which adjusts Reported Company FFO for certain items which we believe are nonrecurring and not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, Reported Company FFO and Company FFO, as adjusted, may not be comparable to similarly titled measures as reported by others. Reported Company FFO and Company FFO, as adjusted, should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income (loss) attributable to Lexington Realty Trust to Reported Company FFO and Company FFO, as adjusted, for the three months ended March 31, 2013 and 2012 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2013	2012
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to Lexington Realty Trust shareholders	$(2,620)	$3,611
Adjustments:
Depreciation and amortization	43,956	38,301
Impairment charges - real estate	9,757	2,561
Noncontrolling interests - OP units	247	360
Amortization of leasing commissions	1,328	1,087
Joint venture and noncontrolling interest adjustment	576	(1,121)
Preferred dividends - Series B & D	(2,926)	(4,305)
Interest and amortization on 6.00% Convertible Guaranteed Notes	1,064	2,327
Reported Company FFO	51,382	42,821
Debt satisfaction charges (gains), net	447	(79)
Other	119	(10)
Company FFO, as adjusted	$51,948	$42,732

Per Share Amounts
Basic:
Reported Company FFO	$0.25	$0.24
Company FFO, as adjusted	$0.25	$0.24

Diluted:
Reported Company FFO	$0.25	$0.24
Company FFO, as adjusted	$0.25	$0.24

	Three Months Ended March 31,
Basic:	2013	2012
Weighted-average common shares outstanding - EPS basic	189,232,274	154,149,034
6.00% Convertible Guaranteed Notes	7,496,530	16,409,546
Non-vested share-based payment awards	412,914	203,007
Operating Partnership Units	4,218,813	4,533,375
Preferred Shares - Series C	4,710,570	4,718,016
Weighted-average common shares outstanding - basic	206,071,101	180,012,978

Diluted:
Weighted-average common shares outstanding - basic	206,071,101	180,012,978
Options - Incremental shares	1,040,240	248,216
Weighted-average common shares outstanding - diluted	207,111,341	180,261,194

Off-Balance Sheet Arrangements

As of March 31, 2013, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries. We have also agreed to indemnify a third-party for any draws on a letter of credit securing similar non-recourse exceptions with respect to an investment we formerly owned but now manage. Upon expiration of such letter of credit, we have agreed to deliver a replacement $2.5 million letter of credit.

In addition, we had $7.6 million in outstanding letters of credit at March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $20.0 million as of March 31, 2012, which represented 1.2% of total long-term indebtedness. There was no variable-rate indebtedness outstanding as of March 31, 2013. During the three months ended March 31, 2013, our variable-rate indebtedness had a weighted-average interest rate of 2.0%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2013 would have been increased by $103 thousand. During the three months ended March 31, 2012, our variable interest rate indebtedness had a weighted-average interest rate of 2.6%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2012 would have been increased by $141 thousand. As of March 31, 2013 and 2012, our consolidated fixed-rate debt was $1.7 billion and $1.6 billion, respectively, which represented 100.0% and 98.8%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2013 and are indicative of the interest rate environment as of March 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.6 billion as of March 31, 2013.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2013, we had five interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2013, which is incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2013 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2013	—	$—	—	1,056,731
February 1 - 28, 2013	—	$—	—	1,056,731
March 1 -31, 2013	—	$—	—	1,056,731
First quarter 2013	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

During the three months ended March 31, 2013, we issued 6.2 million common shares upon conversion of $42.8 million aggregate original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated current conversion rate of 144.2599 common shares per $1,000 principal amount of the notes. The conversions were pursuant to (1) conversion agreements and (2) an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. In connection with the conversions, we made aggregate cash payments to the converting holders in an amount of $2.7 million, plus accrued and unpaid interest with respect to the notes being converted.

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

3.16	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.17	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.18	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)
3.19	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.20	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006)(1)
3.21	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.22	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)

4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.4	—
Indenture, dated as of January 29, 2007, among the Company (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)

4.5	—
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

4.6	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.7	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2009)(1)

4.8	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2009)(1)

4.9	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 6.00% Convertible Guaranteed Notes due 2030 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2010)(1)

4.10	—
Seventh Supplemental Indenture, dated as of September 28, 2012, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 3, 2012)(1)

4.11	—
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

10.12	—	Employment Agreement, dated as of January 15, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.11 to the 2011 10-K)(1, 4)
10.13	—	Employment Agreement, dated as of January 15, 2012, between the Company and Richard J. Rouse (filed as Exhibit 10.12 to the 2011 10-K)(1, 4)

10.14	—	Employment Agreement, dated as of January 15, 2012, between the Company and Patrick Carroll (filed as Exhibit 10.13 to the 2011 10-K)(1, 4)
10.15	—	Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the 2011 10-K)(1, 4)
10.16	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.17	—
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
Amended and Restated Term Loan Agreement, dated as of February 12, 2013 among the Company, LCIF and LCIF II, as borrowers, Wells Fargo Bank, National Association, as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 02/13/13 8-K)(1)

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
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 6, 2010)(1)

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

10.29	—
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

(5)
Attached as Exhibit 101 to this Quarterly Report on Form 10-Q are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2013 and 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2013 and 2012; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2013 and 2012; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements tagged as blocks of text. The XBRL related information shall not be deemed "filed" for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the "Securities Act"), or Section 18 of the Securities Exchanges Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 7, 2013	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	May 7, 2013	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)