Form 10-Q
period 2013-06-30
LEXINGTON REALTY TRUST
filed 2013-08-08
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 216,379,335 common shares of beneficial interest, par value $0.0001 per share, as of August 5, 2013.

WHERE YOU CAN FIND MORE INFORMATION:
We file and furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the SEC. You may read and copy any materials that we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file and furnish information electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file or furnish electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov. We also maintain a web site at http://www.lxp.com through which you can obtain copies of documents that we file with the SEC. The contents of that web site are not incorporated by reference in or otherwise a part of this Quarterly Report on Form 10-Q or any other document that we file or furnish with the SEC.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2013 (unaudited)	December 31, 2012
Assets:
Real estate, at cost	$3,616,618	$3,564,466
Real estate - intangible assets	694,557	685,914
Investments in real estate under construction	23,099	65,122
	4,334,274	4,315,502
Less: accumulated depreciation and amortization	1,197,732	1,150,417
	3,136,542	3,165,085
Cash and cash equivalents	74,278	34,024
Restricted cash	20,521	26,741
Investment in and advances to non-consolidated entities	11,224	27,129
Deferred expenses, net	63,679	57,549
Loans receivable, net	88,994	72,540
Rent receivable – current	8,505	7,355
Rent receivable – deferred	1,965	—
Other assets	38,566	27,780
Total assets	$3,444,274	$3,418,203
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,043,934	$1,415,961
Term loans payable	319,000	255,000
Senior notes payable	247,585	—
Convertible notes payable	38,666	78,127
Trust preferred securities	129,120	129,120
Dividends payable	33,990	31,351
Accounts payable and other liabilities	56,891	70,367
Accrued interest payable	9,942	11,980
Deferred revenue - including below market leases, net	71,205	79,908
Prepaid rent	18,394	13,224
Total liabilities	1,968,727	2,085,038

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding in 2012	—	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 214,234,685 and 178,616,664 shares issued and outstanding in 2013 and 2012, respectively	21	18
Additional paid-in-capital	2,568,198	2,212,949
Accumulated distributions in excess of net income	(1,215,793)	(1,143,803)
Accumulated other comprehensive income (loss)	3,912	(6,224)
Total shareholders’ equity	1,450,354	1,306,730
Noncontrolling interests	25,193	26,435
Total equity	1,475,547	1,333,165
Total liabilities and equity	$3,444,274	$3,418,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Gross revenues:
Rental	$91,251	$72,914	$178,749	$142,857
Advisory and incentive fees	154	765	328	1,088
Tenant reimbursements	8,008	7,150	15,866	14,300
Total gross revenues	99,413	80,829	194,943	158,245
Expense applicable to revenues:
Depreciation and amortization	(45,098)	(37,339)	(89,580)	(74,084)
Property operating	(15,924)	(13,962)	(31,533)	(27,313)
General and administrative	(6,596)	(6,189)	(13,759)	(11,559)
Non-operating income	1,470	1,626	3,431	4,245
Interest and amortization expense	(22,662)	(23,469)	(46,267)	(47,261)
Debt satisfaction charges, net	(11,726)	(2)	(22,722)	(1,651)
Litigation reserve	—	(2,800)	—	(2,800)
Impairment charges	—	—	(2,413)	—
Loss before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	(1,123)	(1,306)	(7,900)	(2,178)
Provision for income taxes	(160)	(324)	(561)	(505)
Equity in earnings of non-consolidated entities	204	10,277	339	17,670
Income (loss) from continuing operations	(1,079)	8,647	(8,122)	14,987
Discontinued operations:
Income (loss) from discontinued operations	(47)	(2,557)	1,672	(2,581)
Provision for income taxes	(1,158)	(6)	(1,162)	(11)
Debt satisfaction gains (charges), net	(1,299)	—	9,250	1,728
Gains on sales of properties	12,806	2,671	12,806	2,671
Impairment charges	(1,391)	(3,129)	(8,735)	(5,690)
Total discontinued operations	8,911	(3,021)	13,831	(3,883)
Net income	7,832	5,626	5,709	11,104
Less net income attributable to noncontrolling interests	(1,100)	(1,116)	(1,597)	(2,983)
Net income attributable to Lexington Realty Trust shareholders	6,732	4,510	4,112	8,121
Dividends attributable to preferred shares – Series B	—	(919)	—	(2,298)
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Dividends attributable to preferred shares – Series D	(617)	(2,925)	(3,543)	(5,851)
Allocation to participating securities	(161)	(139)	(338)	(289)
Deemed dividend – Series B	—	(2,346)	—	(2,346)
Redemption discount – Series C	—	—	—	229
Deemed dividend – Series D	(5,230)	—	(5,230)	—
Net loss attributable to common shareholders	$(849)	$(3,392)	$(8,144)	$(5,579)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.04)	$—	$(0.11)	$—
Income (loss) from discontinued operations	0.04	(0.02)	0.07	(0.04)
Net loss attributable to common shareholders	$—	$(0.02)	$(0.04)	$(0.04)
Weighted-average common shares outstanding – basic	211,619,288	154,558,380	200,487,623	154,353,707
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.04)	$—	$(0.11)	$—
Income (loss) from discontinued operations	0.04	(0.02)	0.07	(0.04)
Net loss attributable to common shareholders	$—	$(0.02)	$(0.04)	$(0.04)
Weighted-average common shares outstanding – diluted	211,619,288	154,797,485	200,487,623	154,353,707
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(9,259)	$222	$(21,484)	$(78)
Income (loss) from discontinued operations	8,410	(3,614)	13,340	(5,501)
Net loss attributable to common shareholders	$(849)	$(3,392)	$(8,144)	$(5,579)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income	$7,832	$5,626	$5,709	$11,104
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	9,434	(5,503)	10,136	(5,559)
Other comprehensive income (loss)	9,434	(5,503)	10,136	(5,559)
Comprehensive income	17,266	123	15,845	5,545
Comprehensive income attributable to noncontrolling interests	(1,100)	(1,116)	(1,597)	(2,983)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$16,166	$(993)	$14,248	$2,562
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2013		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	$243,790	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	861	—	—	(861)
Repurchase of preferred shares	(155,004)	(149,774)	—	—	(5,230)	—	—
Issuance of common shares upon conversion of convertible notes	47,128	—	—	47,128	—	—	—
Issuance of common shares and deferred compensation amortization, net	307,263	—	3	307,260	—	—	—
Dividends/distributions	(72,850)	—	—	—	(70,872)	—	(1,978)
Net income	5,709	—	—	—	4,112	—	1,597
Other comprehensive income	10,136	—	—	—	—	10,136	—
Balance June 30, 2013	$1,475,547	$94,016	$21	$2,568,198	$(1,215,793)	$3,912	$25,193

Six Months ended June 30, 2012		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,170,203	$311,673	$15	$2,010,850	$(1,212,630)	$1,938	$58,357
Redemption of noncontrolling OP units for common shares	—	—	—	353	—	—	(353)
Repurchase of preferred shares	(70,000)	(67,883)	—	—	(2,117)	—	—
Issuance of common shares and deferred compensation amortization, net	6,361	—	1	6,360	—	—	—
Contributions from noncontrolling interests	889	—	—	—	—	—	889
Dividends/distributions	(83,698)	—	—	—	(50,164)	—	(33,534)
Net income	11,104	—	—	—	8,121	—	2,983
Other comprehensive loss	(5,559)	—	—	—	—	(5,559)	—
Balance June 30, 2012	$1,029,300	$243,790	$16	$2,017,563	$(1,256,790)	$(3,621)	$28,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2013	2012
Net cash provided by operating activities:	$95,158	$80,851
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(81,535)	(23,000)
Investment in real estate under construction	(34,808)	(52,238)
Capital expenditures	(33,532)	(16,271)
Net proceeds from sale of properties	47,236	72,561
Principal payments received on loans receivable	1,194	1,788
Investment in loans receivable	(16,967)	(5,829)
Investments in non-consolidated entities	—	(1,920)
Distributions from non-consolidated entities in excess of accumulated earnings	15,440	—
Sale of interest in non-consolidated entity	—	7,000
Increase in deferred leasing costs	(4,919)	(3,631)
Change in escrow deposits and restricted cash	(2,337)	4,677
Real estate deposits	(1,259)	(49)
Net cash used in investing activities	(111,487)	(16,912)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(68,233)	(51,450)
Repurchase of exchangeable notes	—	(62,150)
Conversion of convertible notes	(2,663)	—
Principal amortization payments	(23,442)	(19,588)
Principal payments on debt, excluding normal amortization	(338,537)	(139,283)
Change in revolving credit facility borrowings, net	—	35,000
Proceeds from senior notes	247,565	—
Proceeds from term loans	64,000	206,000
Increase in deferred financing costs	(6,539)	(4,638)
Proceeds of mortgages and notes payable	40,000	61,500
Change in restricted cash	(1,573)	(4,498)
Cash distributions to noncontrolling interests	(1,978)	(33,534)
Contributions from noncontrolling interests	—	889
Repurchase of preferred shares	(155,004)	(70,000)
Issuance of common shares, net	302,987	4,291
Net cash provided by (used in) financing activities	56,583	(77,461)
Change in cash and cash equivalents	40,254	(13,522)
Cash and cash equivalents, at beginning of period	34,024	63,711
Cash and cash equivalents, at end of period	$74,278	$50,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(1)	The Company and Financial Statement Presentation

Lexington Realty Trust (the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that invests in and acquires, owns, finances and manages a geographically diversified portfolio of predominately single-tenant office, industrial and retail properties. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of June 30, 2013, the Company had equity ownership interests in approximately 215 consolidated properties in 41 states. A majority of the real properties in which the Company has an equity ownership interest are generally subject to net or similar leases where the tenant bears all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain or all operating expenses. In addition, we acquire, originate and hold investments in loan assets related to single-tenant real estate.

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

The financial statements contained herein have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 (“Annual Report”).

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
June 30, 2013 and 2012
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

Reclassifications. Certain amounts included in the 2012 unaudited condensed consolidated financial statements have been reclassified, primarily relating to discontinued operations, to conform to the 2013 presentation.

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
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
BASIC
Income (loss) from continuing operations attributable to common shareholders	$(9,259)	$222	$(21,484)	$(78)
Income (loss) from discontinued operations attributable to common shareholders	8,410	(3,614)	13,340	(5,501)
Net loss attributable to common shareholders	$(849)	$(3,392)	$(8,144)	$(5,579)
Weighted-average number of common shares outstanding	211,619,288	154,558,380	200,487,623	154,353,707
Income (loss) per common share:
Income (loss) from continuing operations	$(0.04)	$—	$(0.11)	$—
Income (loss) from discontinued operations	0.04	(0.02)	0.07	(0.04)
Net loss attributable to common shareholders	$—	$(0.02)	$(0.04)	$(0.04)

DILUTED
Income (loss) from continuing operations attributable to common shareholders	$(9,259)	$222	$(21,484)	$(78)
Impact of assumed conversions:
Share options	—	—	—	—
Income (loss) from continuing operations attributable to common shareholders	(9,259)	222	(21,484)	(78)
Income (loss) from discontinued operations attributable to common shareholders	8,410	(3,614)	13,340	(5,501)
Net loss attributable to common shareholders	$(849)	$(3,392)	$(8,144)	$(5,579)

Weighted-average common shares outstanding - basic	211,619,288	154,558,380	200,487,623	154,353,707
Effect of dilutive securities:
Share options	—	239,105	—	—
Weighted-average common shares outstanding	211,619,288	154,797,485	200,487,623	154,353,707

Income (loss) per common share:
Income (loss) from continuing operations	$(0.04)	$—	$(0.11)	$—
Income (loss) from discontinued operations	0.04	(0.02)	0.07	(0.04)
Net loss attributable to common shareholders	$—	$(0.02)	$(0.04)	$(0.04)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the six months ended June 30, 2013:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Long Island City, NY(1)	February 2013	$42,124	03/2028	$—	$42,124	$—
Industrial	Houston, TX	March 2013	$81,400	03/2038	$15,055	$57,949	$8,396
Office	Denver, CO(2)	April 2013	$34,547	04/2028	$2,207	$26,724	$5,616
Retail	Tuscaloosa, AL(3)	May 2013	$8,397	05/2028	$2,793	$5,604	$—
			$166,468		$20,055	$132,401	$14,012

(1)
The Company’s consolidated partnership, which owns the Long Island City, New York property, provided as of June 30, 2013 for the Company to receive distributions of operating cash flows as follows: (1) a 6.3% priority return on its invested capital up to $25,000, (2) an 11% priority return on its invested capital in excess of $25,000 and (3) approximately 50% of any excess return. Subsequent to June 30, 2013, the Company acquired its joint venture partners’ interest in the partnership.

(2)	The Company incurred additional initial costs of $3,825 which are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheet.

(3)	The Company incurred leasing costs of $323.

The Company recognized aggregate acquisition expenses of $250 and $380 for the six months ended June 30, 2013 and 2012, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
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

As of June 30, 2013, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution ($ millions)	Lease Term (Years)	Estimated Completion Date
Rantoul, IL	Industrial	813,000	$42.6	20	4Q 13
Bingen, WA	Industrial	124,000	$18.9	12	2Q 14
Las Vegas, NV(1)	Industrial	180,000	$29.6	20	3Q 14
Albany, GA	Retail	46,000	$7.5	15	4Q 13
		1,163,000	$98.6

(1)
At June 30, 2013, the Company's commitment could have been terminated by the Company due to an outstanding contingency, thus costs incurred through June 30, 2013 of $1,191 are recognized as pre-development costs and included in “Other assets” in the accompanying unaudited condensed consolidated balance sheet. Subsequent to June 30, 2013, the termination right expired.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of June 30, 2013 and December 31, 2012, the Company's aggregate investment in development arrangements, excluding the Las Vegas, Nevada property, was $23,099 and $65,122, respectively, and are presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. The Company capitalized interest of $1,116 and $1,046 during the six months ended June 30, 2013 and 2012, respectively, relating to build-to-suit activities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
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

The Company recognized gross revenues from continuing operations of $21,505 and a net loss of $(3,542) from NLS properties during the six months ended June 30, 2013. The Company recognized $9,306 of equity in earnings relating to NLS during the six months ended June 30, 2012.

The following unaudited condensed consolidated pro forma information is presented as if the Company acquired the remaining equity in NLS on January 1, 2012. The information presented below is not necessarily indicative of what the actual results of operations would have been had the transaction been completed on January 1, 2012, nor does it purport to represent the Company's future operations:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Gross revenues	$92,795	$181,650
Net income (loss) attributable to Lexington Realty Trust shareholders	$7	$(4,837)
Net loss attributable to common shareholders	$(7,896)	$(18,538)
Net loss per common share - basic and diluted	$(0.05)	$(0.12)

(4)	Discontinued Operations and Real Estate Impairment
During the six months ended June 30, 2013, the Company disposed of its interests in certain properties to unrelated third parties for an aggregate gross disposition price of $48,466. In addition, the Company conveyed certain properties along with the respective escrow deposits in satisfaction of an aggregate $49,509 of non-recourse secured mortgage loans and recognized aggregate net gains on debt satisfaction of $9,250. These dispositions resulted in an aggregate gain on sales of properties of $12,806. During the six months ended June 30, 2012, the Company disposed of its interests in certain properties to unrelated third parties for an aggregate gross disposition price of $74,815 and recognized an aggregate gain on sales of properties of $2,671. In addition, the Company conveyed a property in satisfaction of the $7,119 non-recourse secured mortgage loan and recognized a net gain on debt satisfaction of $1,728. As of June 30, 2013 and 2012, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Total gross revenues	$876	$4,833	$2,408	$10,151
Pre-tax income (loss)	$10,069	$(3,015)	$14,993	$(3,872)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the six months ended June 30, 2013 and 2012, the Company recognized $8,735 and $5,690, respectively, of impairment charges in discontinued operations, relating to real estate assets that were disposed below their carrying value.

In addition, the Company recognized an impairment charge of $2,413 in continuing operations during the six months ended June 30, 2013. The Company explored the possible disposition of a non-core retail property and determined that the expected undiscounted cash flows based upon a revised estimated holding period of the property was below the current carrying value. Accordingly, the Company reduced the carrying value of this property to its estimated fair value.

(5)	Loans Receivable

As of June 30, 2013 and December 31, 2012, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves were comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $88,994 and $72,540, respectively. The loans bear interest, including imputed interest, at rates ranging from 4.6% to 20.0% and mature at various dates through 2022.
The following is a summary of our loans receivable as of June 30, 2013 and December 31, 2012:

	Loan carrying-value(1)
Loan	6/30/2013	12/31/2012	Interest Rate	Maturity Date
Norwalk, CT(2)	$20,262	$3,479	7.50%	11/2014
Homestead, FL(3)	8,646	8,036	7.50%	08/2014
Schaumburg, IL(4)	21,579	21,885	20.00%	01/2012
Westmont, IL	26,721	26,902	6.45%	10/2015
Southfield, MI	6,994	7,364	4.55%	02/2015
Austin, TX	2,206	2,038	16.00%	10/2018
Other	2,586	2,836	8.00%	2021-2022
	$88,994	$72,540

(1)	Loan carrying value includes accrued interest and is net of origination costs and fee eliminations, if any.

(2)	The Company is committed to lend up to $32,600.

(3)	The Company is committed to lend up to $10,660.

(4)
Loan is in default. The Company has obtained a foreclosure judgment but has not foreclosed as of June 30, 2013. The Company did not record interest income of $1,911 and $2,647 during the six months ended June 30, 2013 and the year ended December 31, 2012, respectively. The Company believes the office property collateral has an estimated fair value in excess of the Company's investment.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2013, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the Schaumburg, Illinois loan as disclosed above.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$3,912	$—	$3,912	$—
Impaired real estate assets*	$4,277	$—	$—	$4,277

	Balance	Fair Value Measurements Using
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(6,556)	$—	$(6,556)	$—
Impaired real estate assets*	$3,327	$—	$—	$3,327
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$88,994	$78,375	$72,540	$61,734

Liabilities
Debt	$1,778,305	$1,766,215	$1,878,208	$1,835,157

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2013 and December 31, 2012, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
June 30, 2013 and 2012
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

(7)	Investment in and Advances to Non-Consolidated Entities

During 2012, the Company formed two joint ventures in which it has a minority interest. One joint venture acquired a 120,000 square foot retail property in Palm Beach Gardens, Florida for $29,750 which was net leased for an approximate 15-year term. The Company had a 36% interest in the venture and provided a $12,000 non-recourse mortgage loan to the venture which was repaid in full in February 2013. The Company received a distribution of $2,557 in March 2013, a portion of which represented a return of capital reducing the Company's ownership interest to 25%.

The second joint venture, in which the Company has a 15% interest, acquired a 100% economic interest in an inpatient rehabilitation hospital in Humble, Texas for $27,750, which was net leased for an approximate 17-year term. The acquisition was partially funded by a non-recourse mortgage with an original principal amount of $15,260, which bears interest at a fixed rate of 4.7% and matures in May 2017.

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

Concord Debt Holdings LLC (“Concord”) and CDH CDO LLC ("CDH CDO"). The Company's investments in Concord and CDH CDO were valued at zero and the Company recognized income on the cash basis. During the six months ended June 30, 2012, the Company received aggregate distributions of $885, which were recorded as equity in earnings of non-consolidated entities. During the second quarter of 2012, the Company sold all of its interest in Concord and CDH CDO for $7,000 in cash.

(8)	Debt
The Company had outstanding non-recourse secured mortgages and notes payable of $1,043,934 and $1,415,961 as of June 30, 2013 and December 31, 2012, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at June 30, 2013 and December 31, 2012 and the mortgages and notes payables mature between 2013 and 2027 as of June 30, 2013. The weighted-average interest rate at June 30, 2013 and December 31, 2012 was 5.4% and 5.6%, respectively.
In June 2013, the Company issued $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“Senior Notes”) at an issuance price of 99.026% of the principal amount. The Senior Notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. The Company issued these Senior Notes at an initial discount of $2,435 which will be recognized as additional interest expense over the term of the Senior Notes. The Senior Notes are rated Baa2 and BBB- by Moody’s Investors Service, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), respectively.
On February 12, 2013, the Company refinanced its $300,000 secured revolving credit facility with a $300,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on the Company’s leverage ratio, as defined

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

therein. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2013) depending on the Company's unsecured debt rating. In addition, the Company increased its availability under the unsecured revolving credit facility from $300,000 to $400,000. At June 30, 2013, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $7,644 and availability of $392,356, subject to covenant compliance.
In connection with the refinancing discussed above, the Company also procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on the Company's leverage ratio, as defined therein and can be prepaid without penalty. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2013) depending on the Company’s unsecured debt rating. As of June 30, 2013, the Company entered into an interest-rate swap agreement to fix LIBOR at 0.73% through February 2018 on the $64,000 of outstanding LIBOR-based borrowings.
During 2012, the Company procured a $255,000 secured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan required regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the secured term loan ranges from LIBOR plus 1.50% to 2.25% (1.75% as of June 30, 2013) depending on the Company's unsecured debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. During 2012, the Company entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings. The term loan was initially secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties. In February 2013, the Company amended the term loan to release the collateral as security.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at June 30, 2013.
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 146.2412 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.84 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the six months ended June 30, 2013, $42,750 aggregate principal amount of the notes were converted for 6,167,111 common shares and aggregate cash payments of $2,663, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $10,633.
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes
Balance Sheets:	June 30, 2013	December 31, 2012
Principal amount of debt component	$41,146	$83,896
Unamortized discount	(2,480)	(5,769)
Carrying amount of debt component	$38,666	$78,127
Carrying amount of equity component	$(16,677)	$3,654
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$29,135	$42,579

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2013	2012	2013	2012
6.00% Convertible Guaranteed Notes
Coupon interest	$610	$1,725	$1,398	$3,450
Discount amortization	175	484	398	969
	$785	$2,209	$1,796	$4,419

During the six months ended June 30, 2013 and 2012, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $12,089 and $29, respectively, relating primarily to satisfying non-recourse mortgage debt in 2013 prior to the stated maturity dates.

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
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $319,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In January 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which was amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $3,316 will be reclassified as an increase to interest expense.

As of June 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	6	$319,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012.

	As of June 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset (Liability)	Other Assets	$3,912	Accounts Payable and Other Liabilities	$(6,556)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2013	2012		2013	2012
Interest Rate Swaps	$8,851	$(5,701)	Interest expense	$1,285	$142

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2013, the Company has not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2013 and 2012, no single tenant represented greater than 10% of rental revenues.

Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the six months ended June 30, 2013 and 2012, the Company issued 690,873 and 563,639 common shares, respectively, under its direct share purchase plan, raising net proceeds of $7,466 and $4,291, respectively.
During the six months ended June 30, 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of this program. The Company issued 3,409,927 common shares under this program during the six months ended June 30, 2013 and generated aggregate gross proceeds of $36,884. In addition, in March 2013, the Company issued 23,000,000 common shares in a public offering raising gross proceeds of $258,336. The net proceeds from these offerings of $293,934 were used to repay borrowings under the Company's unsecured revolving credit facility and the balance for general corporate purposes, including acquisitions.
The Company issued 1,325,000 non-vested common shares to certain officers with a grant date fair value of $14,098 during the six months ended June 30, 2013. The non-vested common shares are subject to long-term retention non-vested share agreements and vest from 2018 to 2022 in accordance with the agreements. In addition, the Company issued 37,500 fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $399.

During the six months ended June 30, 2013 and 2012, the Company repurchased/redeemed and retired the following shares of its preferred stock:

	Six months ended June 30,
	2013	2012
8.05% Series B Cumulative Redeemable Preferred Stock:
Shares redeemed and retired	—	2,740,874
Redemption cost(1)	$—	$69,459
Deemed dividend(2)	$—	$2,346

6.50% Series C Cumulative Convertible Preferred Stock:
Shares repurchased and retired	—	34,800
Repurchase cost	$—	$1,462
Discount (Deemed negative dividend)(2)	$—	$(229)

7.55% Series D Cumulative Redeemable Preferred Stock:
Shares redeemed and retired	6,200,000	—
Redemption cost(1)	$155,621	$—
Deemed dividend(2)	$5,230	$—
(1) Includes accrued and unpaid dividends.
(2) Represents the difference between the redemption/repurchase cost and historical GAAP cost.

Accordingly, net income was adjusted for the deemed dividends/deemed negative dividends to arrive at net loss attributable to common shareholders.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Accumulated other comprehensive income (loss) as of June 30, 2013 and December 31, 2012 represented $3,912 and $(6,224), respectively, of unrealized gain (loss) on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2012	$(6,224)
Other comprehensive income before reclassifications	8,851
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	1,285
Balance June 30, 2013	$3,912

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
During the six months ended June 30, 2013 and 2012, 164,596 and 66,652 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $861 and $353, respectively.

As of June 30, 2013, there were approximately 3,651,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months ended June 30,
	2013	2012
Net income attributable to Lexington Realty Trust shareholders	$4,112	$8,121
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	861	353
Change from net income attributable to shareholders and transfers from noncontrolling interests	$4,973	$8,474

(12)	Related Party Transactions

There were no other related party transactions other than those previously disclosed, including in this Quarterly Report on Form 10-Q for the six months ended June 30, 2013 and the audited consolidated financial statements in the Annual Report.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of June 30, 2013, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $3,694 and (2) the payment of a tenant improvement allowance of $596 for a property in Allen, Texas.

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

(14)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2013 and 2012, the Company paid $48,377 and $49,305, respectively, for interest and $1,235 and $840, respectively, for income taxes.

(15)	Subsequent Events

Subsequent to June 30, 2013 and in addition to disclosures elsewhere in the financial statements, the Company:

•	converted $12,155 original principal amount of 6.00% Convertible Guaranteed Notes due 2030 for 1,777,562 common shares and a cash payment of $608;

•	acquired its joint venture partner's interest in an industrial facility in Long Island City, New York for $8,662; and

•	borrowed $10,000 on its unsecured revolving credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013. The result of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2013 and 2012, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2013, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, those risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

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
As of June 30, 2013, we had equity ownership interests in approximately 215 consolidated real estate properties, located in 41 states and encompassing 40.8 million square feet, 97.9% of which was leased. The properties in which we have an equity interest are leased to tenants in various industries, including finance/insurance, technology, service, automotive and energy.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate investments and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
Business Strategy. We continue to implement strategies which we believe will provide shareholders with dividend growth and capital appreciation. We believe that having a strong balance sheet supports these objectives. Since 2008, we believe we have strengthened our balance sheet primarily by (1) repurchasing and retiring our debt and senior securities or by extending their maturity date, (2) obtaining an investment-grade debt rating, (3) financing our properties with non-recourse mortgage debt or corporate credit facilities and term loans at what we believe are favorable rates and using the proceeds to retire higher rate or shorter term debt, (4) issuing equity when market conditions are favorable and (5) selling non-core and underperforming assets.

We have used proceeds from non-core and underperforming asset sales and issuances of common shares primarily to repurchase or retire our debt and acquire core assets.
Our core assets consist of general purpose, single-tenant net-leased office and industrial assets, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net leases, such as retail facilities, schools and medical facilities. We believe education and health care are growing sectors of the U.S. economy and we have seen demand for build-to-suit transactions involving charter schools, private schools and medical facilities. In addition, we have been evaluating several ground lease investments. A component of our business strategy includes exploring these other asset types when they are subject to long-term leases that will extend the weighted-average lease term of our portfolio. We intend to mitigate residual value risk associated with such assets by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices.
When opportunities arise, we intend to make investments in single-tenant assets, which we believe will generate favorable returns. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases, (3) acquiring properties already subject to net or similar leases and (4) making mortgage and mezzanine loans generally secured by single-tenant properties subject to net or similar leases. While we expect to meet our acquisition targets for the year ending December 31, 2013, some investment opportunities are taking longer than expected to go under contract.
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

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of tenants of properties to stay abreast of any material changes in quality. We monitor tenant credit quality by (1) subscribing to Standard & Poor’s Rating Services, or S&P, and Moody’s Investors Service, Inc., or Moody’s, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
During the second quarter of 2013, we entered into 24 new leases and lease extensions encompassing 2.1 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $11.60 per square foot compared to the average GAAP base rent on these leases before extension of $11.82 per square foot. The weighted-average cost of tenant improvements and lease commissions was $19.28 per square foot for new leases and $7.14 per square foot for extended leases.

Second Quarter 2013 Transaction Summary
The following summarizes our significant transactions during the three months ended June 30, 2013.

Investments.

•	Completed the 167,000 square foot build-to-suit office property in Denver, Colorado, for a capitalized cost of $38.4 million. The property is net leased for a 15-year term.

•
Entered into a $29.6 million build-to-suit lease commitment to construct an 180,000 square foot industrial property in Las Vegas, Nevada. Upon completion of construction, a net lease for a 20-year term will commence.

•
Acquired a 4.42 acre-site in Albany, Georgia and entered into a 15-year net-lease. We are obligated to the construction of a 46,000 square foot retail property for a maximum price of $7.5 million and the lease will commence upon completion.

•	Completed the 42,000 square foot build-to-suit retail property in Tuscaloosa, Alabama, for a capitalized cost of $8.7 million. The property is net-leased for a 15-year term.

Dispositions.

•
Disposed of our interests in (1) three properties, (2) a retail parcel and parking facility at a property and (3) a land parcel to unaffiliated third parties for an aggregate gross sales price of $46.6 million.

•	Conveyed our properties in Farmington Hills, Michigan, and Indianapolis, Indiana, for full satisfaction of the related $26.2 million aggregate non-recourse mortgage loans.
Debt.

•	Issued $250.0 million aggregate principal amount of 4.25% Senior Notes due 2023, which are unsecured and rated investment-grade by Moody’s and S&P.

•	Increased our revolving credit facility availability from $300.0 million to $400.0 million.

•	Satisfied $193.2 million of non-recourse mortgage debt which had a weighted-average interest rate of 6.0% and incurred yield maintenance costs of $11.8 million.

•	Swapped the LIBOR component on $64.0 million of five-year unsecured term loan borrowings at 0.73% for a current fixed rate of 2.08%.
Capital.

•	Redeemed, at par, all $155.0 million outstanding shares of 7.55% Series D Cumulative Redeemable Preferred Stock.

Subsequent to Quarter End Highlights

•	See note 15 to our unaudited condensed consolidated financial statements contained in this Quarterly Report.

Acquisition and Development Activity
Our acquisition and development activity for the past several years has consisted primarily of build-to-suit transactions whereby we (1) hire a developer, or provide funding to a tenant, to develop a property, or (2) provide capital to developers and commit to purchase the property upon completion.
During the six months ended June 30, 2013, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot
Long Island City, NY(1)	Industrial	140	$42.1	February 2013	15	$300.18
Houston, TX	Industrial	132	$81.4	March 2013	25	$(2)
Denver, CO(3)	Office	167	$38.4	April 2013	15	$229.89
Tuscaloosa, AL(4)	Retail	42	$8.7	May 2013	15	$206.10
		481	$170.6

(1)	Joint venture investment. Subsequent to June 30, 2013, we acquired our joint venture partners' interest in the joint venture.

(2)	Asset consists of a deep-water intermodal industrial terminal and existing structures on approximately 90 acres ($897.46 capitalized cost per acre).

(3)	Includes $3.8 million of tenant related costs.

(4)	Includes leasing costs of $0.3 million.

The following is a summary of our on-going build-to-suit transactions as of June 30, 2013:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 6/30/13(1) (millions)
Rantoul, IL	Industrial	813	$42.6	4Q 2013	$21.3
Bingen, WA	Industrial	124	$18.9	2Q 2014	$0.9
Las Vegas, NV	Industrial	180	$29.6	3Q 2014	$1.2
Albany, GA	Retail	46	$7.5	4Q 2013	$1.8
		1,163	$98.6		$25.2
(1) Balance includes equity credits received.

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
We generally seek to finance our balance sheet with property specific non-recourse mortgage debt, when appropriate, corporate level debt and equity. At June 30, 2013, we had $59.1 million and $83.0 million of property specific non-recourse mortgage debt due in 2013 and 2014, respectively. We believe we have sufficient sources of liquidity at June 30, 2013 to meet these obligations through cash on hand ($74.3 million), borrowing capacity on our unsecured revolving credit facility ($392.4 million), which expires in 2017, but can be extended by us to 2018, borrowing capacity on our five-year unsecured term loan ($186.0 million) and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During 2013, our properties in Southington, Connecticut, Suwanee, Georgia and Farmington Hills, Michigan were sold in foreclosure and our property in Indianapolis, Indiana was sold by a deed-in-lieu of foreclosure in satisfaction of the $49.5 million aggregate outstanding non-recourse mortgage loans. In January 2012, our vacant office property in Tulsa, Oklahoma was sold in foreclosure in satisfaction of the $7.1 million outstanding non-recourse mortgage loan.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $95.2 million for the six months ended June 30, 2013 from $80.9 million for the six months ended June 30, 2012. The increase is primarily related to operating results resulting from acquisitions, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the six months ended June 30, 2013, were impacted by yield maintenance penalties and other costs incurred aggregating $12.4 million relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $111.5 million and $16.9 million during the six months ended June 30, 2013 and 2012, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction and loans receivable, capital expenditures and increases in leasing costs, restricted cash and real estate deposits. Cash provided by investing activities related primarily to proceeds from the sale of properties and a non-consolidated entity, distributions from non-consolidated entities in excess of accumulated earnings, release of escrow deposits and restricted cash and principal receipts on loans receivable.

Net cash provided by (used in) financing activities totaled $56.6 million and $(77.5) million during the six months ended June 30, 2013 and 2012, respectively. Cash provided by financing activities related primarily to proceeds from our unsecured senior notes, unsecured term loan and revolving credit facility advances, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the net proceeds from the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, retirement of debt instruments and preferred shares, principal payments on debt and increases in restricted cash and deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $68.2 million in the six months ended June 30, 2013, compared to $51.5 million in the six months ended June 30, 2012. This increase resulted from an increase in our quarterly common share dividend paid in 2013 to $0.15 per common share compared to $0.125 per common share per quarter paid in 2012 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of June 30, 2013, there were 3.7 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $48.0 million based on the closing price of $11.68 per common share on June 28, 2013 and a redemption factor of approximately 1.13.
Financings. In June 2013, we issued $250.0 million aggregate principal amount of 4.25% Senior Notes due 2023 at an issuance price of 99.026% of the principal amount. The notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. We recognized an aggregate initial discount of $2.4 million upon issuance of the notes which will be recognized as additional interest expense over the term of the notes. The notes are rated Baa2 and BBB- by Moody’s and S&P, respectively.

On February 12, 2013, we refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on our leverage ratio, as defined therein. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2013) depending on our unsecured debt rating. During the six months ended June 30, 2013, we increased availability under the unsecured revolving credit facility from $300.0 million to $400.0 million. At June 30, 2013, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $7.6 million and availability of $392.4 million, subject to covenant compliance.
In connection with the refinancing discussed above, we also procured a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on our leverage ratio, as defined therein and may be prepaid without penalty. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2013) depending on our unsecured debt rating. As of June 30, 2013, we have entered into an interest-rate swap agreement to fix LIBOR at 0.73% through February 2018 on the $64.0 million outstanding. At June 30, 2013, the unsecured term loan had availability of $186.0 million, subject to covenant compliance.
During 2012, we procured a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan was secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties.  The term loan matures in January 2019 and required regular payments of interest only at interest rates that ranged from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined therein. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the term loan ranges from 1.50% to 2.25% (1.75% as of June 30, 2013) depending on our unsecured debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019. In February 2013, we amended the term loan to release the collateral as security.
As of June 30, 2013, we were in compliance with the financial covenants contained in the revolving credit facility and term loan agreements.
During the first quarter of 2013, we financed our Lenexa, Kansas property with non-recourse mortgage financing in the aggregate original principal amount of $40.0 million which bears interest at an initial fixed weighted-average rate of 3.70% and matures in 2027.

Common Offering / At-The-Market Offering Program
In March 2013, we issued 23.0 million common shares in a public offering and raised gross proceeds of $258.3 million. In 2013, we implemented an At-The-Market offering program under which we may issue up to $100 million in common shares over the term of the program. We issued 3.4 million common shares under the program generating aggregate gross proceeds of $36.9 million during the six months ended June 30, 2013. We used a portion of the aggregate net proceeds from these offerings of $293.9 million to satisfy the $137.9 million outstanding balance on our unsecured revolving credit facility and the remainder for general corporate purposes, including, without limitation, investments.
Results of Operations
Three months ended June 30, 2013 compared with three months ended June 30, 2012. The increase in total gross revenues in 2013 of $18.6 million was primarily attributable to an increase in rental revenue of $18.3 million and an increase in tenant reimbursements of $0.9 million, offset by a $0.6 million decrease in advisory and incentive fees. Rental revenue increased primarily due to (1) new property acquisition revenue of $17.7 million, including $10.5 million from Net Lease Strategic Assets Fund L.P., or NLS, properties acquired on September 1, 2012 and (2) $0.8 million of increased revenue recognized from our office property in Palo Alto, California due to a lease extension, offset by the net impact of lease extensions entered into at rents below previous rental amounts and new leases entered into. The increase in tenant reimbursements relates to the acquisition of the NLS properties and an increase in reimbursable property operating costs. The decrease in advisory and incentive fees relates to the acquisition of the NLS properties, therefore advisory fees are no longer earned by us.
Depreciation and amortization increased by $7.8 million primarily due to the acquisition of real estate properties.
The increase in property operating expenses of $2.0 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, the acquisition of NLS and an increase in vacancy at certain properties.
The decrease in interest and amortization expense of $0.8 million was primarily due to a reduction in the average interest rate on our indebtedness, offset by a reduction of $0.3 million in interest capitalized.
The increase in debt satisfaction charges, net of $11.7 million was primarily due to debt defeasance charges and write-offs of deferred loan costs recognized in the three months ended June 30, 2013 relating to the satisfaction of $193.2 million of non-recourse mortgage debt.
The decrease in litigation reserve of $2.8 million relates to our litigation with Deutsche Bank Securities, Inc. and SPCP Group LLC, which was settled in 2012.
The decrease in equity in earnings of non-consolidated entities of $10.1 million was primarily due to (1) a $2.9 million decrease in earnings from NLS due to the consolidation of NLS on September 1, 2012 and (2) $7.2 million recognized on our investments in Concord Debt Holdings LLC, or Concord, and CDH CDO LLC, in 2012, which were sold during the second quarter of 2012.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $11.9 million was primarily due to an increase in gains on sales of properties of $10.1 million, a decrease in loss from discontinued operations of $2.5 million and a decrease in impairment charges of $1.7 million, offset by an increase in debt satisfaction charges, net, of $1.3 million and an increase of $1.2 million in the provision for income taxes primarily due to the sales of properties held by our taxable REIT subsidiary.
The decrease in net loss attributable to common shareholders of $2.5 million was primarily due to the items discussed above and the change in actual preferred dividends and deemed preferred dividends relating to the redemption of preferred shares.
Six months ended June 30, 2013 compared with six months ended June 30, 2012. The increase in total gross revenues in 2013 of $36.7 million is primarily attributable to an increase in rental revenue and tenant reimbursements of $35.9 million and $1.6 million, respectively, offset in part by a decrease in advisory and incentive fees of $0.8 million. The increase in rental revenue was primarily due to (1) new property acquisition revenue of $32.4 million, including $21.0 million from NLS properties and (2) $1.5 million of increased revenue recognized from our office property in Palo Alto, California due to a lease extension, coupled with the net impact of lease extensions entered into at rents below previous rental amounts and new leases entered into. The increase in tenant reimbursements relates to the acquisition of the NLS properties and an increase in reimbursable property operating costs. The decrease in advisory and incentive fees relates to the acquisition of the NLS properties, therefore advisory fees are no longer earned by us.

Depreciation and amortization increased $15.5 million primarily due to the acquisition of real estate properties.

The increase in property operating expenses of $4.2 million was primarily due to an increase in occupancy and the NLS acquisition.

The decrease in interest and amortization expense of $1.0 million was primarily due to (1) a reduction in the average interest rate on our indebtedness, (2) retirement of debt which had corresponding debt discount amortization and (3) greater interest capitalized.

The increase in general and administrative expense of $2.2 million was primarily due to an increase in personnel costs, trustee fees and professional fees.
Non-operating income decreased $0.8 million primarily due to the satisfaction of notes receivable resulting in less interest earned and reduced interest income earned on a note receivable currently in default secured by an office property in Schaumburg, Illinois for which we ceased recognizing interest income commencing in the three months ending June 30, 2012.
The decrease in litigation reserve of $2.8 million relates to our litigation with Deutsche Bank Securities, Inc. and SPCP Group LLC, which was settled in 2012.
The increase in debt satisfaction charges, net of $21.1 million was primarily due to (1) an increase of $10.4 million of debt defeasance costs and write-off of deferred financing costs relating to the satisfaction of $338.5 million in secured nonrecourse mortgage debt in 2013 and (2) $10.6 million of debt satisfaction charges recognized upon the conversion in 2013 of $42.8 million 6.00% Convertible Guaranteed Notes due in 2030.
Impairment charges of $2.4 million in 2013 relates to an impairment charge on a retail property owned in Port Chester, New York which we had considered selling and its carrying value was in excess of its estimated fair value.
The decrease in equity in earnings of non-consolidated entities of $17.3 million was primarily due to income of $7.9 million recognized from our interests in Concord and CDH CDO LLC in 2012 and a $9.3 million decrease in earnings from NLS due to the consolidation of NLS on September 1, 2012.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $17.7 million is primarily due to an increase in debt satisfaction gains, net of $7.5 million, a $4.3 million increase in income from discontinued operations and an increase in gains on sales of properties of $10.1 million, offset in part by an increase in impairment charges of $3.0 million and a $1.2 million increase in the provision for income taxes due to the sales of properties held in our taxable REIT subsidiary.
The decrease in net income attributable to noncontrolling interests of $1.4 million was primarily due to a decrease in gain on sales of properties incurred by a non-wholly owned entity.
The increase in net loss attributable to common shareholders of $2.6 million was primarily due to the items discussed above, offset by a net decrease of $1.5 million in actual and deemed dividends and a redemption discount attributable to our preferred stock.
The increase in net income in future periods will be closely tied to the level of acquisitions made by us and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, and tenant monetary defaults and the other risks described in our periodic reports filed with the SEC.

Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2013 and 2012. Our historical same-store occupancy was 97.7% at June 30, 2013 compared to 97.9% at June 30, 2012. The following presents our consolidated same-store net operating income, or NOI, for the six months ended June 30, 2013 and 2012 ($000):

	2013	2012
Total base rent	$141,617	$142,595
Tenant reimbursements	14,757	14,225
Property operating expenses	(29,603)	(26,856)
Same-store NOI	$126,771	$129,964

The change in our same-store NOI from 2012 to 2013 was a decrease of 2.5%. This was primarily due to an increase in property operating expenses due to the timing of new tenant leases and the establishment of base years for certain tenants.

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

The following presents a reconciliation of net income attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for the three and six months ended June 30, 2013 and 2012 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to Lexington Realty Trust shareholders	$6,732	$4,510	$4,112	$8,121
Adjustments:
Depreciation and amortization	44,160	41,318	88,116	79,619
Impairment charges - real estate	1,391	3,129	11,148	5,690
Noncontrolling interests - OP units	837	78	1,084	438
Amortization of leasing commissions	1,351	1,211	2,679	2,298
Joint venture and noncontrolling interest adjustment	545	2,047	1,121	926
Preferred dividends - Series B & D	(617)	(3,844)	(3,543)	(8,149)
Gains on sales of properties, net of tax	(11,881)	(2,671)	(11,881)	(2,671)
Gain on sale - joint venture investment	—	(7,000)	—	(7,000)
Interest and amortization on 6.00% Convertible Guaranteed Notes	828	2,326	1,892	4,653
Reported Company FFO	43,346	41,104	94,728	83,925
Debt satisfaction charges (gains), net	13,025	2	13,472	(77)
Litigation reserve	—	2,800	—	2,800
Other	76	332	195	322
Company FFO, as adjusted	$56,447	$44,238	$108,395	$86,970

Per Share Amounts
Basic:
Reported Company FFO	$0.19	$0.23	$0.44	$0.47
Company FFO, as adjusted	$0.25	$0.25	$0.50	$0.48

Diluted:
Reported Company FFO	$0.19	$0.23	$0.44	$0.47
Company FFO, as adjusted	$0.25	$0.24	$0.50	$0.48

	Three Months ended June 30,		Six Months ended June 30,
Basic:	2013	2012	2013	2012
Weighted-average common shares outstanding - EPS basic	211,619,288	154,558,380	200,487,623	154,353,707
6.00% Convertible Guaranteed Notes	5,937,510	16,409,546	6,712,713	16,409,546
Non-vested share-based payment awards	564,540	199,202	496,692	201,099
Operating Partnership Units	4,167,712	4,505,457	4,193,121	4,519,416
Preferred Shares - Series C	4,710,570	4,710,570	4,710,570	4,714,293
Weighted-average common shares outstanding - basic	226,999,620	180,383,155	216,600,719	180,198,061

Diluted:
Weighted-average common shares outstanding - basic	226,999,620	180,383,155	216,600,719	180,198,061
Options - Incremental shares	802,777	239,105	935,331	243,659
Weighted-average common shares outstanding - diluted	227,802,397	180,622,260	217,536,050	180,441,720

Off-Balance Sheet Arrangements

As of June 30, 2013, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries. We have also agreed to indemnify a third-party for any draws on a letter of credit securing similar non-recourse exceptions with respect to an investment we formerly owned but now manage. Upon expiration of such letter of credit, we have agreed to deliver a replacement $2.5 million letter of credit.

In addition, we had $7.6 million in outstanding letters of credit at June 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $0 and $35.0 million as of June 30, 2013 and 2012, respectively, which represented 0% and 2.0% of total long-term indebtedness, respectively. During the three months ended June 30, 2013 and 2012, our variable-rate indebtedness had a weighted-average interest rate of 2.0% and 2.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2013 and 2012 would have been increased by $343 thousand and $146 thousand, respectively. During the six months ended June 30, 2013 and 2012, our variable interest rate indebtedness had a weighted-average interest rate of 2.0% and 2.7%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2013 and 2012 would have been increased by $447 thousand and $287 thousand, respectively. As of June 30, 2013 and 2012, our consolidated fixed-rate debt was $1.8 billion and $1.7 billion, respectively, which represented 100.0% and 98.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2013 and are indicative of the interest rate environment as of June 30, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.8 billion as of June 30, 2013.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2013, we had six interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2013 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Units	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2013	—	$—	—	1,056,731
May 1 - 31, 2013	—	$—	—	1,056,731
June 1 - 30, 2013	—	$—	—	1,056,731
Second quarter 2013	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

During the three months ended June 30, 2013, we redeemed all 6,200,000 outstanding shares of 7.55% Series D Cumulative Redeemable Preferred Stock at a cash redemption price of $25.00 per share, plus accumulated and unpaid dividends thereon up to and including the date of redemption, for a total redemption price of $155.6 million.

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

3.16	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.17	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.18	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to the 12/14/04 8-K)(1)
3.19	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to the 01/03/05 8-K)(1)
3.20	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006)(1)
3.21	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.22	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)

4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.4	—
Indenture, dated as of January 29, 2007, among the Company (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)

4.5	—
Amended and Restated Trust Agreement, dated March 21, 2007, among the Company, The Bank of New York Trust Company, National Association, The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed March 27, 2007 (the “03/27/2007 8-K”))(1)

4.6	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.7	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 2, 2009)(1)

4.8	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 15, 2009)(1)

4.9	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 6.00% Convertible Guaranteed Notes due 2030 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2010)(1)

4.10	—
Seventh Supplemental Indenture, dated as of September 28, 2012, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 3, 2012)(1)

4.11	—
Eight Supplemental Indenture, dated as of February 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 13, 2013 (the “02/13/13 8-K”))(1)

4.12	—
Ninth Supplemental Indenture, dated as of May 6, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 8, 2013)(1)

4.13	—
Indenture, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 13, 2013 (the "06/13/2013 8-K"))(1)

4.14	—
Registration Rights Agreement, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, on the one hand, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers, on the other hand (filed as Exhibit 4.2 to the 06/13/2013 8-K)(1)

4.15	—
Tenth Supplemental Indenture, dated as of June 13, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the 06/13/2013 8-K)(1)

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2013 and 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2013 and 2012; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 8, 2013	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	August 8, 2013	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)