Form 10-Q
period 2013-09-30
LEXINGTON REALTY TRUST
filed 2013-11-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 228,353,163 common shares of beneficial interest, par value $0.0001 per share, as of November 4, 2013.

WHERE YOU CAN FIND MORE INFORMATION:
We file and furnish annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission, which we refer to as the SEC. You may read and copy any materials that we file or furnish with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. We file and furnish information electronically with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file or furnish electronically with the SEC. The address of the SEC's Internet site is http://www.sec.gov. We also maintain a web site at http://www.lxp.com through which you can obtain copies of documents that we file or furnish with the SEC. The contents of that web site are not incorporated by reference in or otherwise a part of this Quarterly Report on Form 10-Q or any other document that we file or furnish with the SEC.

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2013 (unaudited)	December 31, 2012
Assets:
Real estate, at cost	$3,597,145	$3,564,466
Real estate - intangible assets	693,890	685,914
Investments in real estate under construction	57,561	65,122
	4,348,596	4,315,502
Less: accumulated depreciation and amortization	1,240,298	1,150,417
	3,108,298	3,165,085
Cash and cash equivalents	86,182	34,024
Restricted cash	25,182	26,741
Investment in and advances to non-consolidated entities	15,232	27,129
Deferred expenses, net	61,652	57,549
Loans receivable, net	93,228	72,540
Rent receivable – current	7,778	7,355
Rent receivable – deferred	4,388	—
Other assets	50,923	27,780
Total assets	$3,452,863	$3,418,203

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,029,838	$1,415,961
Credit facility borrowings	67,000	—
Term loans payable	319,000	255,000
Senior notes payable	247,646	—
Convertible notes payable	27,367	78,127
Trust preferred securities	129,120	129,120
Dividends payable	34,531	31,351
Accounts payable and other liabilities	42,102	70,367
Accrued interest payable	11,642	11,980
Deferred revenue - including below market leases, net	70,767	79,908
Prepaid rent	19,111	13,224
Total liabilities	1,998,124	2,085,038

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding in 2012	—	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 216,391,768 and 178,616,664 shares issued and outstanding in 2013 and 2012, respectively	22	18
Additional paid-in-capital	2,587,748	2,212,949
Accumulated distributions in excess of net income	(1,254,048)	(1,143,803)
Accumulated other comprehensive income (loss)	2,299	(6,224)
Total shareholders’ equity	1,430,037	1,306,730
Noncontrolling interests	24,702	26,435
Total equity	1,454,739	1,333,165
Total liabilities and equity	$3,452,863	$3,418,203
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Gross revenues:
Rental	$90,173	$77,455	$268,215	$220,011
Advisory and incentive fees	98	297	426	1,385
Tenant reimbursements	7,675	7,206	23,425	21,486
Total gross revenues	97,946	84,958	292,066	242,882
Expense applicable to revenues:
Depreciation and amortization	(44,523)	(39,012)	(133,747)	(112,980)
Property operating	(15,888)	(14,595)	(47,082)	(41,769)
General and administrative	(6,358)	(5,810)	(20,116)	(17,368)
Non-operating income	2,152	1,356	5,487	5,601
Interest and amortization expense	(22,879)	(24,140)	(69,585)	(71,401)
Debt satisfaction gains (charges), net	(2,968)	12	(25,397)	(1,639)
Gain on acquisition	—	167,864	—	167,864
Litigation reserve	—	25	—	(2,775)
Impairment charges	—	(4,262)	(2,413)	(4,262)
Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	7,482	166,396	(787)	164,153
Provision for income taxes	(2,447)	(294)	(3,005)	(799)
Equity in earnings (losses) of non-consolidated entities	(737)	3,799	(397)	21,469
Income (loss) from continuing operations	4,298	169,901	(4,189)	184,823
Discontinued operations:
Income (loss) from discontinued operations	311	355	2,646	(2,159)
Provision for income taxes	(779)	(54)	(1,946)	(66)
Debt satisfaction gains (charges), net	(2)	(1,189)	8,955	539
Gains on sales of properties	2,129	6,276	14,935	8,946
Impairment charges	(802)	—	(9,537)	(5,690)
Total discontinued operations	857	5,388	15,053	1,570
Net income	5,155	175,289	10,864	186,393
Less net income attributable to noncontrolling interests	(460)	(748)	(2,057)	(3,730)
Net income attributable to Lexington Realty Trust shareholders	4,695	174,541	8,807	182,663
Dividends attributable to preferred shares – Series B	—	—	—	(2,298)
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Dividends attributable to preferred shares – Series D	—	(2,926)	(3,543)	(8,777)
Allocation to participating securities	(144)	(1,092)	(482)	(1,179)
Deemed dividend – Series B	—	—	—	(2,346)
Redemption discount – Series C	—	—	—	229
Deemed dividend – Series D	—	—	(5,230)	—
Net income (loss) attributable to common shareholders	$2,978	$168,950	$(5,166)	$163,574
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.01	$1.05	$(0.10)	$1.06
Income from discontinued operations	—	0.04	0.07	—
Net income (loss) attributable to common shareholders	$0.01	$1.09	$(0.03)	$1.06
Weighted-average common shares outstanding – basic	213,649,374	154,980,137	204,923,085	154,564,041
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.01	$0.93	$(0.10)	$0.98
Income (loss) from discontinued operations	—	0.03	0.07	—
Net income (loss) attributable to common shareholders	$0.01	$0.96	$(0.03)	$0.98
Weighted-average common shares outstanding – diluted	214,406,065	180,855,164	204,923,085	180,449,070
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$2,069	$163,481	$(19,769)	$163,552
Income from discontinued operations	909	5,469	14,603	22
Net income (loss) attributable to common shareholders	$2,978	$168,950	$(5,166)	$163,574
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income	$5,155	$175,289	$10,864	$186,393
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(1,613)	(2,772)	8,523	(8,331)
Other comprehensive income (loss)	(1,613)	(2,772)	8,523	(8,331)
Comprehensive income	3,542	172,517	19,387	178,062
Comprehensive income attributable to noncontrolling interests	(460)	(748)	(2,057)	(3,730)
Comprehensive income attributable to Lexington Realty Trust shareholders	$3,082	$171,769	$17,330	$174,332
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months ended September 30, 2013		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	$243,790	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	887	—	—	(887)
Repurchase of preferred shares	(155,004)	(149,774)	—	—	(5,230)	—	—
Issuance of common shares upon conversion of convertible notes	60,686	—	1	60,685	—	—	—
Issuance of common shares and deferred compensation amortization, net	313,230	—	3	313,227	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(8,918)	—	—	—	(8,918)	—	—
Dividends/distributions	(107,807)	—	—	—	(104,904)	—	(2,903)
Net income	10,864	—	—	—	8,807	—	2,057
Other comprehensive income	8,523	—	—	—	—	8,523	—
Balance September 30, 2013	$1,454,739	$94,016	$22	$2,587,748	$(1,254,048)	$2,299	$24,702

Nine Months ended September 30, 2012		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2011	$1,170,203	$311,673	$15	$2,010,850	$(1,212,630)	$1,938	$58,357
Redemption of noncontrolling OP units for common shares	—	—	—	1,099	—	—	(1,099)
Repurchase of preferred shares	(70,000)	(67,883)	—	—	(2,117)	—	—
Issuance of common shares and deferred compensation amortization, net	8,910	—	1	8,909	—	—	—
Contributions from noncontrolling interests	1,262	—	—	—	—	—	1,262
Deconsolidation of consolidated joint venture	(782)	—	—	—	—	—	(782)
Dividends/distributions	(112,500)	—	—	—	(78,082)	—	(34,418)
Net income	186,393	—	—	—	182,663	—	3,730
Other comprehensive loss	(8,331)	—	—	—	—	(8,331)	—
Balance September 30, 2012	$1,175,155	$243,790	$16	$2,020,858	$(1,110,166)	$(6,393)	$27,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2013	2012
Net cash provided by operating activities:	$155,084	$120,453
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(81,535)	(23,000)
Investment in real estate under construction	(79,381)	(77,931)
Capital expenditures	(38,067)	(34,693)
Net proceeds from sale of properties	69,387	139,876
Acquisition of remaining interest in NLS, net of cash acquired of $8,107	—	(1,331)
Principal payments received on loans receivable	1,666	3,206
Investment in loans receivable	(21,121)	(8,001)
Purchase of noncontrolling interest	(8,918)	—
Investments in non-consolidated entities	(5,000)	(1,963)
Distributions from non-consolidated entities in excess of accumulated earnings	15,460	351
Sale of interest in non-consolidated entity	—	7,000
Increase in deferred leasing costs	(9,957)	(8,754)
Change in escrow deposits and restricted cash	(8,571)	3,892
Real estate deposits	(16,078)	(49)
Net cash used in investing activities	(182,115)	(1,397)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(101,724)	(75,399)
Repurchase of exchangeable notes	—	(62,150)
Conversion of convertible notes	(3,270)	—
Principal amortization payments	(28,953)	(25,540)
Principal payments on debt, excluding normal amortization	(347,122)	(214,358)
Change in credit facility borrowings, net	67,000	93,000
Proceeds from senior notes	247,565	—
Proceeds from term loans	64,000	215,000
Increase in deferred financing costs	(7,386)	(4,683)
Proceeds of mortgages and notes payable	40,000	61,500
Cash distributions to noncontrolling interests	(2,903)	(34,418)
Contributions from noncontrolling interests	—	889
Repurchase of preferred shares	(155,004)	(70,000)
Issuance of common shares, net	306,986	5,816
Net cash provided by (used in) financing activities	79,189	(110,343)
Change in cash and cash equivalents	52,158	8,713
Cash and cash equivalents, at beginning of period	34,024	63,711
Cash and cash equivalents, at end of period	$86,182	$72,424

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(1)	The Company and Financial Statement Presentation

Lexington Realty Trust (the “Company”) is a Maryland real estate investment trust (“REIT”) that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties and land. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. The Company also provides investment advisory and asset management services to investors in the single-tenant area.

As of September 30, 2013, the Company had ownership interests in approximately 215 consolidated real estate properties, located in 41 states. The properties in which the Company has an interest are leased to tenants in various industries, including finance/insurance, technology, service, automotive and energy.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”), (3) a wholly-owned TRS, or (4) investments in joint ventures. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an investment and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.

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

The financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (this “Quarterly Report”) have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2013 and 2012, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2012 filed with the SEC on February 25, 2013 (“Annual Report”).

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
September 30, 2013 and 2012
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
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
BASIC
Income (loss) from continuing operations attributable to common shareholders	$2,069	$163,481	$(19,769)	$163,552
Income from discontinued operations attributable to common shareholders	909	5,469	14,603	22
Net income (loss) attributable to common shareholders	$2,978	$168,950	$(5,166)	$163,574
Weighted-average number of common shares outstanding	213,649,374	154,980,137	204,923,085	154,564,041
Income (loss) per common share:
Income (loss) from continuing operations	$0.01	$1.05	$(0.10)	$1.06
Income from discontinued operations	—	0.04	0.07	—
Net income (loss) attributable to common shareholders	$0.01	$1.09	$(0.03)	$1.06

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$2,069	$163,481	$(19,769)	$163,552
Impact of assumed conversions:
Share options	—	—	—	—
Operating Partnership Units	—	538	—	1,266
6.00% Convertible Guaranteed Notes	—	2,327	—	6,980
Series C Preferred Shares	—	1,573	—	4,489
Income (loss) from continuing operations attributable to common shareholders	2,069	167,919	(19,769)	176,287
Income from discontinued operations attributable to common shareholders - basic	909	5,469	14,603	22
Impact of assumed conversions:
Operating Partnership Units	—	(63)	—	(353)
Income (loss) from discontinued operations attributable to common shareholders	909	5,406	14,603	(331)
Net income (loss) attributable to common shareholders	$2,978	$173,325	$(5,166)	$175,956

Weighted-average common shares outstanding - basic	213,649,374	154,980,137	204,923,085	154,564,041
Effect of dilutive securities:
Share options	756,691	344,721	—	279,699
Operating Partnership Units	—	4,400,389	—	4,479,451
6.00% Convertible Guaranteed Notes	—	16,419,347	—	16,412,836
Series C Preferred Shares	—	4,710,570	—	4,713,043
Weighted-average common shares outstanding	214,406,065	180,855,164	204,923,085	180,449,070

Income (loss) per common share:
Income (loss) from continuing operations	$0.01	$0.93	$(0.10)	$0.98
Income (loss) from discontinued operations	—	0.03	0.07	—
Net income (loss) attributable to common shareholders	$0.01	$0.96	$(0.03)	$0.98

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
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

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the nine months ended September 30, 2013:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Long Island City, NY	February 2013	$42,124	03/2028	$—	$42,124	$—
Industrial	Houston, TX	March 2013	$81,400	03/2038	$15,055	$57,949	$8,396
Office	Denver, CO(1)	April 2013	$34,547	04/2028	$2,207	$26,724	$5,616
Retail	Tuscaloosa, AL(2)	May 2013	$8,397	05/2028	$2,793	$5,604	$—
			$166,468		$20,055	$132,401	$14,012

(1)	The Company incurred additional initial costs of $3,825 which are included in “Other assets” in the accompanying unaudited condensed consolidated balance sheet.

(2)	The Company incurred leasing costs of $323. The property was sold in September 2013.

The Company recognized aggregate acquisition expenses of $284 and $786 for the nine months ended September 30, 2013 and 2012, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
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

As of September 30, 2013, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution ($ millions)	Lease Term (Years)	Estimated Completion Date	Capitalization Rate (1)
Rantoul, IL	Industrial	813,000	$42.6	20	4Q 13	8.0%
Bingen, WA	Industrial	124,000	$18.9	12	2Q 14	10.7%
Las Vegas, NV	Industrial	180,000	$29.6	20	3Q 14	7.3%
Albany, GA	Retail	46,000	$7.5	15	4Q 13	9.0%
Richmond, VA	Office	279,000	$98.6	15	3Q 15	8.0%
		1,442,000	$197.2

(1)	Estimated initial capitalization rate based upon expected maximum commitment/contribution amounts.

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of September 30, 2013 and December 31, 2012, the Company's aggregate investment in development arrangements was $57,561 and $65,122, respectively, and are presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. The Company capitalized interest of $1,597 and $1,693 during the nine months ended September 30, 2013 and 2012, respectively, relating to build-to-suit activities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
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

On September 1, 2012, the Company, together with an operating partnership subsidiary, acquired the remaining common equity interest in Net Lease Strategic Assets Fund L.P. ("NLS") from Inland American (Net Lease) Sub, LLC that the Company did not already own for a net cash payment of $1,331 and the assumption of all outstanding liabilities. Immediately prior to the acquisition, the Company owned 15% of NLS's common equity and 100% of NLS's preferred equity. At the date of acquisition, NLS owned 41 properties totaling 5.8 million square feet in 23 states, plus a 40% tenant-in-common interest in an office property.  The Company's investment in NLS had previously been accounted for under the equity method and was consolidated following the acquisition. The Company recognized a $167,864 gain on acquisition in 2012 relating to the acquisition of the remaining common equity interest in NLS.

The Company recognized gross revenues in continuing operations of $31,755 and a net loss of $(3,339) from NLS properties during the nine months ended September 30, 2013. The Company recognized $12,902 of equity in earnings relating to NLS during the nine months ended September 30, 2012.

The following unaudited condensed consolidated pro forma information is presented as if the Company acquired the remaining equity in NLS on January 1, 2012. The information presented below is not necessarily indicative of what the actual results of operations would have been had the transaction been completed on January 1, 2012, nor does it purport to represent the Company's future operations:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Gross revenues	$92,035	$271,258
Net income (loss) attributable to Lexington Realty Trust shareholders	$916	$(5,552)
Net loss attributable to common shareholders	$(3,737)	$(23,906)
Net loss per common share - basic and diluted	$(0.02)	$(0.15)

(4)	Discontinued Operations and Real Estate Impairment
During the nine months ended September 30, 2013, the Company disposed of its interests in certain properties to unrelated third parties for an aggregate gross disposition price of $70,989. In addition, the Company conveyed certain properties, along with the respective escrow deposits, in satisfaction of an aggregate $49,509 of non-recourse secured mortgage loans. The Company recognized aggregate net gains on debt satisfaction of $8,955 and an aggregate gain on sales of properties of $14,935 relating to these 2013 dispositions. During the nine months ended September 30, 2012, the Company disposed of its interests in certain properties (excluding Pemlex LLC - see note 7) to unrelated third parties for an aggregate gross disposition price of $129,715 and recognized an aggregate gain on sales of properties of $8,946 and net debt satisfaction charges of $1,189. In addition, the Company conveyed a property in satisfaction of the $7,119 non-recourse secured mortgage loan and recognized a net gain on debt satisfaction of $1,728. As of September 30, 2013, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Total gross revenues	$287	$3,695	$3,518	$14,168
Pre-tax income, including gains on sales	$1,636	$5,442	$16,999	$1,636

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the nine months ended September 30, 2013 and 2012, the Company recognized $9,537 and $5,690, respectively, of impairment charges in discontinued operations, relating to real estate assets that were disposed of below their carrying value.

In addition, the Company recognized impairment charges of $2,413 and $4,262 in continuing operations during the nine months ended September 30, 2013 and 2012, respectively. The Company explored the possible disposition of a non-core retail property in 2013 and an underperforming office property in 2012 and determined that the expected undiscounted cash flows based upon a revised estimated holding period of the properties were below the current carrying values. Accordingly, the Company reduced the carrying values of these properties to their estimated fair values.

(5)	Loans Receivable

As of September 30, 2013 and December 31, 2012, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of September 30, 2013 and December 31, 2012:

	Loan carrying-value(1)
Loan	9/30/2013	12/31/2012	Interest Rate	Maturity Date
Norwalk, CT(2)	$23,625	$3,479	7.50%	11/2014
Homestead, FL(3)	9,851	8,036	7.50%	08/2014
Schaumburg, IL(4)	21,579	21,885	20.00%	01/2012
Westmont, IL	26,636	26,902	6.45%	10/2015
Southfield, MI	6,804	7,364	4.55%	02/2015
Austin, TX	2,296	2,038	16.00%	10/2018
Other	2,437	2,836	8.00%	2021-2022
	$93,228	$72,540

(1)	Loan carrying value includes accrued interest and is net of origination costs and fee eliminations, if any.

(2)	The Company is committed to lend up to $32,600.

(3)	The Company is committed to lend up to $10,660.

(4)
Loan is in default. The Company obtained a foreclosure judgment but had not foreclosed as of September 30, 2013 (see note 15). The Company did not record interest income of $2,939 and $2,647 during the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. The Company believes the office property collateral has an estimated fair value in excess of the Company's investment.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2013, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the Schaumburg, Illinois loan as disclosed above.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2013 and December 31, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap asset	$2,299	$—	$2,299	$—
Impaired real estate assets*	$4,277	$—	$—	$4,277
Investment in and advances to non-consolidated entities*	$683	$—	$—	$683

	Balance	Fair Value Measurements Using
Description	December 31, 2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(6,556)	$—	$(6,556)	$—
Impaired real estate assets*	$3,327	$—	$—	$3,327
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$93,228	$82,601	$72,540	$61,734

Liabilities
Debt	$1,819,971	$1,796,706	$1,878,208	$1,835,157

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2013 and December 31, 2012, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company under estimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or over estimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.
The Company estimates the fair values of its loans receivable by using an estimated discounted cash flow analysis and/or the estimated value of the underlying collateral using Level 3 inputs consisting of scheduled cash flows and discount rate estimates to approximate those that a willing buyer and seller might use. The fair value of the Company's debt is estimated by using a discounted cash flow analysis using Level 3 inputs, based upon estimates of market interest rates.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
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

(7)	Investment in and Advances to Non-Consolidated Entities

In August 2013, the Company invested $5,000 in a joint venture, which acquired the fee interest and the related office building improvements of a property in Baltimore, Maryland. Beginning in October 2015, the Company has the right to require the redemption of its interest in the joint venture in exchange for a distribution to the Company of the fee interest, which is currently leased for a 99-year term to the joint venture.

In July 2013, the Company acquired its consolidated joint venture partners' interest in an industrial facility in Long Island City, New York for a payment of $8,918, which was recorded as a distribution to the partner in accordance with GAAP.

In September 2013, the Company recognized a $925 other-than-temporary impairment charge on a non-consolidated office property joint venture due to a change in the Company's estimate of net proceeds upon liquidation of the joint venture.

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

In July 2012, the Company sold its interest in Pemlex LLC for $13,218 in connection with a restructuring of Pemlex LLC. No gain or loss was recognized in the transaction as the investment was sold at its cost basis. In August 2013, the Company's management agreement with Pemlex LLC was terminated together with all guarantees and obligations to deliver a replacement letter of credit.

The Company's investments in Concord Debt Holding LLC and CDH CDO LLC were valued at zero and the Company recognized income on the cash basis. During the nine months ended September 30, 2012, the Company received aggregate distributions of $885, which were recorded as equity in earnings of non-consolidated entities. During the second quarter of 2012, the Company sold all of its interest in Concord Debt Holding LLC and CDH CDO LLC for $7,000 in cash.

(8)	Debt
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable of $1,029,838 and $1,415,961 as of September 30, 2013 and December 31, 2012, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at September 30, 2013 and December 31, 2012 and the mortgages and notes payables mature between 2013 and 2027 as of September 30, 2013. The weighted-average interest rate at September 30, 2013 and December 31, 2012 was 5.4% and 5.6%, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
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
On February 12, 2013, the Company refinanced its $300,000 secured revolving credit facility with a $300,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on the Company’s leverage ratio, as defined therein. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of September 30, 2013) depending on the Company's unsecured debt rating. In addition, the Company increased its availability under the unsecured revolving credit facility from $300,000 to $400,000. At September 30, 2013, the unsecured revolving credit facility had $67,000 outstanding, outstanding letters of credit of $7,644 and availability of $325,356, subject to covenant compliance.
In connection with the refinancing discussed above, the Company also procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on the Company's leverage ratio, as defined therein and can be prepaid without penalty. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of September 30, 2013) depending on the Company’s unsecured debt rating. As of September 30, 2013, the Company entered into an interest-rate swap agreement to fix LIBOR at 0.73% through February 2018 on the $64,000 of outstanding LIBOR-based borrowings.
During 2012, the Company procured a $255,000 secured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan required regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the secured term loan ranges from LIBOR plus 1.50% to 2.25% (1.75% as of September 30, 2013) depending on the Company's unsecured debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. During 2012, the Company entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings. The term loan was initially secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties. In February 2013, the Company amended the term loan to release the collateral as security.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at September 30, 2013.
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 146.2412 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.84 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the nine months ended September 30, 2013, $54,905 aggregate principal amount of the notes were converted for 7,944,673 common shares and aggregate cash payments of $3,270, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $13,536.
On September 30, 2013, the Company obtained the release of all guarantees, other than the Company's operating partnerships, under the indenture for the 6.00% Convertible Guaranteed Notes due 2030, the indenture for the Senior Notes, the term loan agreements and the unsecured revolving credit facility.
During 2007, the Company issued an aggregate $450,000 of its 5.45% Exchangeable Guaranteed Notes due 2027. The Company prepaid $387,850 of the notes prior to 2012 and the remaining $62,150 of notes were repurchased by the Company and satisfied in January 2012 pursuant to a holder repurchase option. This resulted in debt satisfaction charges of $44.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	September 30, 2013	December 31, 2012
Principal amount of debt component	$28,991	$83,896
Unamortized discount	(1,624)	(5,769)
Carrying amount of debt component	$27,367	$78,127
Carrying amount of equity component	$(26,032)	$3,654
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$18,621	$42,579

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations:	2013	2012	2013	2012
6.00% Convertible Guaranteed Notes
Coupon interest	$473	$1,725	$1,871	$5,175
Discount amortization	137	484	534	1,453
	$610	$2,209	$2,405	$6,628

During the nine months ended September 30, 2013 and 2012, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $11,861 and $17, respectively, relating primarily to satisfying non-recourse mortgage debt in 2013 prior to the stated maturity dates.

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
September 30, 2013 and 2012
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2013 and 2012.

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $3,419 will be reclassified as an increase to interest expense.

As of September 30, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	6	$319,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012.

	As of September 30, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset (Liability)	Other Assets	$2,299	Accounts Payable and Other Liabilities	$(6,556)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2013	2012		2013	2012
Interest Rate Swaps	$6,349	$(8,746)	Interest expense	$2,174	$415

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2013, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2013 and 2012, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2013 and 2012, the Company issued 1,052,159 and 777,882 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $11,600 and $6,079, respectively.
During the nine months ended September 30, 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of this program. The Company issued 3,409,927 common shares under this program during the nine months ended September 30, 2013 and generated aggregate gross proceeds of $36,884. In addition, in March 2013, the Company issued 23,000,000 common shares in a public offering raising gross proceeds of $258,336. The net proceeds from these offerings of $293,855 were used to repay borrowings under the Company's unsecured revolving credit facility and the balance for general corporate purposes, including acquisitions.
The Company issued 1,325,000 non-vested common shares to certain officers with a grant date fair value of $14,098 during the nine months ended September 30, 2013. The non-vested common shares are subject to long-term retention non-vested share agreements and vest from 2018 to 2022 in accordance with the agreements. In addition, the Company issued 37,500 fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $399.
During the nine months ended September 30, 2013 and 2012, the Company repurchased/redeemed and retired the following shares of its preferred stock:

	Nine months ended September 30,
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
Accordingly, net income was adjusted for the deemed dividends/deemed negative dividends to arrive at net income (loss) attributable to common shareholders.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Accumulated other comprehensive income (loss) as of September 30, 2013 and December 31, 2012 represented $2,299 and $(6,224), respectively, of unrealized gain (loss) on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2012	$(6,224)
Other comprehensive income before reclassifications	6,349
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	2,174
Balance September 30, 2013	$2,299

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
During the nine months ended September 30, 2013 and 2012, 169,676 and 211,138 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $887 and $1,099, respectively.

As of September 30, 2013, there were approximately 3,647,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months ended September 30,
	2013	2012
Net income attributable to Lexington Realty Trust shareholders	$8,807	$182,663
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	887	1,099
Change from net income attributable to shareholders and transfers from noncontrolling interests	$9,694	$183,762

(12)	Related Party Transactions

There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of September 30,

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

2013, the Company had three outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $2,297, (2) the payment of a tenant improvement allowance of $234 for a property in Allen, Texas and (3) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, which the unfunded amounts were estimated to be $2,114.

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

(14)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2013 and 2012, the Company paid $69,097 and $78,042, respectively, for interest and $2,611 and $977, respectively, for income taxes.

(15)	Subsequent Events

Subsequent to September 30, 2013 and in addition to disclosures elsewhere in the financial statements, the Company:

•
agreed to lend up to $85,000 for the construction of an approximately 168,000 square foot hospital in Kennewick, Washington. Upon completion of construction, a 30-year lease between the borrower/landowner and the public hospital district will commence, which lease requires the public hospital district to purchase the hospital from the borrower/landowner on May 1, 2022 for $110,000. The financing (1) provides for accrued interest on the outstanding balance at a rate of 6.5% (compounded monthly) until substantial completion, (2) requires regular payments of interest only at an annual rate of 8.75% after substantial completion, (3) accrues interest at 9.0% after substantial completion and (4) matures on May 1, 2022 when an estimated balloon payment of approximately $87,549 is due;

•	increased its quarterly common share dividend by 10% to $0.165 per common share from $0.15 per common share for the quarter ended December 31, 2013;

•
acquired a portfolio of three parcels of land in New York, New York consisting of an aggregate of 0.6 acres, which are net leased to tenants under non-cancellable 99-year leases. The aggregate purchase price was $302,000. The improvements on these parcels are owned by the tenants under the Company leases and currently consist of three high-rise hotels built in 2010, which contain an aggregate of approximately 480,000 square feet, 103 floors and 1,179 guest rooms. The hotels are known as the DoubleTree by Hilton Hotel New York City - Financial District, the Sheraton Tribeca New York Hotel and the Element New York Times Square West. The aggregate initial annual rent under the leases is approximately $14,883, which represents approximately 4.9% of the aggregate purchase price. The rent under each lease increases by a minimum of 2.0% each year with further annual increases, not to exceed 3.0% per annum in the aggregate, at specified intervals based on the increase in the Consumer Price Index, or CPI. The total aggregate minimum rent (excluding any additional CPI increases) under the leases over the 99-year lease terms is approximately $4,541,141. Each tenant has a purchase option that can be exercised at the end of the 25th, 50th and 75th lease year at a price that is equal to the greater of (1) the original purchase price plus a 7.5% return (inclusive of rent payments) for the holding period (compounded monthly) and (2) a specified floor price, which in each case is in excess of the allocated purchase price, and is $305,000 in the aggregate;

•
entered into a nonbinding term sheet with a life insurance company and locked rate for a $213,500 non-recourse secured financing, which is expected to bear interest at a fixed-rate of 4.66% and mature in 13 years. This financing is subject to documentation and certain conditions, including lender due diligence and approval and the Company gives no assurance that it will be consummated or expectations of the final terms;

•	borrowed $216,000, net, under the unsecured revolving credit facility;

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 and 2012
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

•	completed a foreclosure and acquired the office building in Schaumburg, Illinois. The Company is obligated to fund an outstanding tenant improvement allowance of approximately $9,000;

•	issued 11,500,000 common shares raising gross proceeds of $126,270, after deducting underwriting discounts and commissions;

•	acquired a property in Danville, Virginia for $4,727 (5.5% initial cap rate) which is net leased until January 2029 with 11 five-year tenant renewal options; and

•
formed a joint venture, in which the Company has a 15% interest, to acquire a portfolio of veterinary hospitals for $39,456 (6.9% initial cap rate), which are net leased for a 20-year term. The acquisition was partially funded by a $18,791 non-recourse mortgage loan with a fixed interest rate of 4.01% and maturity of November 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013. The result of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2013, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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

Overview

General. We are a Maryland real estate investment trust, or REIT, that owns a diversified portfolio of equity and debt investments in single-tenant commercial properties and land. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. We also provide investment advisory and asset management services to investors in the single-tenant area.
As of September 30, 2013, we had ownership interests in approximately 215 consolidated real estate properties, located in 41 states and containing an aggregate of approximately 40.6 million square feet of space, approximately 98.1% of which was leased. The properties in which we have an interest are leased to tenants in various industries, including finance/insurance, technology, service, automotive and energy.
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

Our core assets consist of general purpose, single-tenant net-leased office and industrial assets and land investments subject to long-term leases, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net leases, such as retail facilities, schools and medical facilities. We believe education and health care are growing sectors of the U.S. economy and we have seen demand for build-to-suit transactions involving charter schools, private schools and medical facilities. A component of our business strategy includes exploring these other asset types when they are subject to long-term leases that will extend the weighted-average lease term of our portfolio. We intend to mitigate residual value risk associated with such assets by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices.
When opportunities arise, we intend to make investments in single-tenant assets that we believe will generate favorable returns. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases, (3) acquiring properties already subject to net or similar leases and (4) making mortgage and mezzanine loans generally secured by single-tenant properties subject to net or similar leases. While we have exceeded our acquisition targets for the year ending December 31, 2013, some investment opportunities took longer than expected to go under contract and close. As a result, the benefits of these investments were not realized for as great a portion of 2013 as we originally expected.
Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady, predictable and growing cash flows while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we intend to stay focused on (1) enhancing operating results, (2) improving portfolio quality, (3) mitigating risks relating to interest rates and the real estate cycle and (4) implementing strategies where our management's skills and real estate expertise can add value. We attempt to maintain a portfolio of properties that provide for income and capital appreciation. The proportion of total return that arises from rental income versus capital appreciation will vary by asset type, lease term, contractual rental escalations and market location. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet while creating meaningful shareholder value.

We continue to look at opportunities to recycle capital with a focus on capturing the value of our multi-tenant and retail properties and reducing our exposure to the office sector. We will continue to look at capital recycling opportunities as part of the ongoing effort to further transform our portfolio, with a greater emphasis on office dispositions. One of our objectives is a better balance between office and industrial property revenue in the part of our portfolio that has lease terms shorter than ten years.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 7.5 years at September 30, 2013 compared to approximately 6.6 years at September 30, 2012. We strive to stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of our tenants to stay abreast of any material changes. We monitor tenant credit quality by (1) subscribing to Standard & Poor’s Rating Services, or S&P, and Moody’s Investors Service, Inc., or Moody’s, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
During the third quarter of 2013, we entered into 11 new leases and lease extensions encompassing 2.7 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $3.29 per square foot compared to the average GAAP base rent on these leases before extension of $3.13 per square foot. The weighted-average cost of tenant improvements and lease commissions was $39.88 per square foot for new leases and $0.18 per square foot for extended leases.

Third Quarter 2013 Transaction Summary
The following summarizes our significant transactions during the three months ended September 30, 2013.
Investments.

•
Entered into a build-to-suit arrangement to acquire and construct a 279,000 square foot, 16-floor office building and a parking garage in Richmond, Virginia. Our purchase price is currently $94.4 million and the maximum construction loan amount we are required to advance is $98.6 million. Upon completion of construction, a 15-year net lease with a single-tenant for approximately 78% of the office building will commence. The balance of the office building is subject to a master lease with the developer, which has a term of two years from the completion of construction and provides the developer with the opportunity to re-lease such space in exchange for an increase in the purchase price equal to the initial annual rent divided by 14.72%.

•
Invested $5.0 million in a joint venture, which acquired the fee interest and the related office building improvements of a property in Baltimore, Maryland. Beginning in October 2015, we have the right to require the redemption of our interest in the joint venture in exchange for a distribution to us of the fee interest, which is currently leased for a 99-year term to the joint venture.

•	Acquired our joint venture partner's interest in our industrial facility in Long Island City, New York for approximately $8.9 million.
Dispositions.

•	Disposed of our interests in four properties to unrelated third parties for an aggregate gross sales price of approximately $22.4 million.
Debt.

•	Satisfied the mortgage loan secured by our Fort Myers, Florida property for $8.6 million, which included outstanding principal, interest and penalties. The mortgage loan had an interest rate of 5.3%.

•	Borrowed $67.0 million on our unsecured revolving credit facility.

•	Converted approximately $12.2 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030 for approximately 1.8 million common shares and a cash payment of $0.6 million.

•
Obtained the release of all guarantees, other than our operating partnerships, under the indenture for the 6.00% Convertible Guaranteed Notes due 2030, the indenture for the Senior Notes, the term loan agreements and the unsecured revolving credit facility.

Subsequent to Quarter End Highlights

•	See note 15 to our unaudited condensed consolidated financial statements contained in this Quarterly Report.

Acquisition and Development Activity
Our acquisition and development activity for the past several years has consisted primarily of build-to-suit transactions whereby we (1) hire a developer, or provide funding to a tenant, to develop a property, or (2) provide capital to developers and commit to purchase the property upon completion. However, none of these transactions are done on a speculative basis.
During the nine months ended September 30, 2013, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot
Long Island City, NY	Industrial	140	$42.1	February 2013	15	$300.18
Houston, TX	Industrial	132	$81.4	March 2013	25	(1)
Denver, CO(2)	Office	167	$38.4	April 2013	15	$229.89
Tuscaloosa, AL(3)	Retail	42	$8.7	May 2013	15	$206.10
		481	$170.6

(1)	Asset consists of a deep-water intermodal industrial terminal and existing structures on approximately 90 acres ($897.46 capitalized cost per acre).

(2)	Includes $3.8 million of tenant related costs.

(3)	Includes leasing costs of $0.3 million. The property was sold in September 2013.

The following is a summary of our on-going build-to-suit transactions as of September 30, 2013:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 9/30/13(1) (millions)	Capitalization Rate(2)
Rantoul, IL	Industrial	813	$42.6	4Q 2013	$28.7	8.0%
Bingen, WA	Industrial	124	$18.9	2Q 2014	$2.8	10.7%
Las Vegas, NV	Industrial	180	$29.6	3Q 2014	$8.0	7.3%
Albany, GA	Retail	46	$7.5	4Q 2013	$4.1	9.0%
Richmond, VA	Office	279	$98.6	3Q 2015	$16.4	8.0%
		1,442	$197.2		$60.0

(1)	Balance includes equity credits received.

(2)	Estimated initial capitalization rate based upon expected maximum commitment/contribution amounts.

In addition, we have committed to acquire upon its completion, estimated to be in the fourth quarter of 2013, a 128,000 square foot office property in Omaha, Nebraska for $39.1 million.

We can give no assurances that any transactions described in this Quarterly Report will be consummated or if consummated, will perform to our expectations.

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
We generally seek to finance our balance sheet with property specific non-recourse mortgage debt, when appropriate, corporate level debt and equity. Our objective is to continue to lower our secured debt by retiring mortgages as they mature and unencumber assets so that approximately 65% to 70% of our assets will be unencumbered. While we continue to unencumber assets, from time to time, we may continue to access secured financing when we believe it is advantageous to do so, particularly if financing of longer than ten years is available. At September 30, 2013, we had $50.4 million and $83.0 million of property specific non-recourse mortgage debt due in 2013 and 2014, respectively. We believe we have sufficient sources of liquidity at September 30, 2013 to meet these obligations through cash on hand ($86.2 million), borrowing capacity on our unsecured revolving credit facility ($325.4 million), which expires in 2017, but can be extended by us to 2018, borrowing capacity on our five-year unsecured term loan ($186.0 million) and future cash flows from operations.
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
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $155.1 million for the nine months ended September 30, 2013 from $120.5 million for the nine months ended September 30, 2012. The increase is primarily related to operating results resulting from acquisitions, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the nine months ended September 30, 2013, were impacted by yield maintenance penalties and other costs incurred aggregating $12.5 million relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $182.1 million and $1.4 million during the nine months ended September 30, 2013 and 2012, respectively. Cash used in investing activities related primarily to acquisitions of real estate and noncontrolling interests, investments in real estate under construction and loans receivable, capital expenditures, investments in non-consolidated entities and increases in leasing costs, restricted cash and real estate deposits. Cash provided by investing activities related primarily to proceeds from the sale of properties and a non-consolidated entity, distributions from non-consolidated entities in excess of accumulated earnings, release of escrow deposits and restricted cash and principal receipts on loans receivable.
Net cash provided by (used in) financing activities totaled $79.2 million and $(110.3) million during the nine months ended September 30, 2013 and 2012, respectively. Cash provided by financing activities related primarily to proceeds from our unsecured senior notes, unsecured term loan and revolving credit facility advances, proceeds of mortgages and notes payable, contributions from noncontrolling interests and the net proceeds from the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, retirement of debt instruments and preferred shares, principal payments on debt and increases in deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $101.7 million in the nine months ended September 30, 2013, compared to $75.4 million in the nine months ended September 30, 2012. This increase resulted from an increase in our quarterly common share dividend paid in 2013 to $0.15 per common share compared to $0.125 per common share per quarter paid in 2012 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of September 30, 2013, there were 3.6 million units of limited partner interest, or OP units, in our operating partnerships outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $46.1 million based on the closing price of $11.23 per common share on September 30, 2013 and a redemption factor of approximately 1.13.
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
On February 12, 2013, we refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on our leverage ratio, as defined therein. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of September 30, 2013) depending on our unsecured debt rating. During the nine months ended September 30, 2013, we increased availability under the unsecured revolving credit facility from $300.0 million to $400.0 million. At September 30, 2013, the unsecured revolving credit facility had $67.0 million outstanding, outstanding letters of credit of $7.6 million and availability of $325.4 million, subject to covenant compliance.
In connection with the refinancing discussed above, we also procured a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on our leverage ratio, as defined therein and may be prepaid without penalty.

Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of September 30, 2013) depending on our unsecured debt rating. As of September 30, 2013, we have entered into an interest-rate swap agreement to fix LIBOR at 0.73% through February 2018 on the $64.0 million outstanding. At September 30, 2013, the unsecured term loan had availability of $186.0 million, subject to covenant compliance.
During 2012, we procured a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan was secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties.  The term loan matures in January 2019 and required regular payments of interest only at interest rates that ranged from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined therein. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the term loan ranges from 1.50% to 2.25% (1.75% as of September 30, 2013) depending on our unsecured debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest-rate swap agreements to fix LIBOR at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019. In February 2013, we amended the term loan to release the collateral as security.
As of September 30, 2013, we were in compliance with the financial covenants contained in the revolving credit facility and term loan agreements.
During the first quarter of 2013, we financed our Lenexa, Kansas property with non-recourse mortgage financing in the aggregate original principal amount of $40.0 million which bears interest at an initial fixed weighted-average rate of 3.70% and matures in 2027.
Common Offering / At-The-Market Offering Program
In March 2013, we issued 23.0 million common shares in a public offering and raised gross proceeds of $258.3 million. In 2013, we implemented an At-The-Market offering program under which we may issue up to $100 million in common shares over the term of the program. We issued 3.4 million common shares under the program generating aggregate gross proceeds of $36.9 million during the nine months ended September 30, 2013. We used a portion of the aggregate net proceeds from these offerings of $293.9 million to repay borrowings outstanding on our unsecured revolving credit facility and the remainder for general corporate purposes, including investments.
Results of Operations
Three months ended September 30, 2013 compared with three months ended September 30, 2012. The increase in total gross revenues in 2013 of $13.0 million was primarily attributable to an increase in rental revenue of $12.7 million and an increase in tenant reimbursements of $0.5 million, offset by a $0.2 million decrease in advisory and incentive fees. Rental revenue increased primarily due to new property acquisition revenue of $13.1 million, including $6.7 million from Net Lease Strategic Assets Fund L.P., or NLS, properties acquired on September 1, 2012, offset by the net impact of lease extensions entered into at rents below previous rental amounts and new leases entered into. The increase in tenant reimbursements relates to the acquisition of the NLS properties and an increase in reimbursable property operating costs. The decrease in advisory and incentive fees relates primarily to the acquisition of the NLS properties, therefore advisory fees from NLS are no longer earned by us.
Depreciation and amortization increased by $5.5 million primarily due to the acquisition of real estate properties.
The increase in property operating expenses of $1.3 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, the acquisition of NLS and an increase in vacancy at certain properties.
The increase in general and administrative expenses of $0.5 million was primarily due to an increase in personnel costs and professional fees.
Non-operating income increased by $0.8 million primarily due to the collection of claims relating to prior tenants and interest earned on a new note receivable investment.
The decrease in interest and amortization expense of $1.3 million was primarily due to a reduction in the average interest rate on our indebtedness, offset by a reduction of $0.2 million in interest capitalized.
The increase in debt satisfaction charges, net of $3.0 million was primarily due to the conversion of $12.2 million of our 6.00% Convertible Guaranteed Notes due 2030 during the three months ended September 30, 2013.

The gain on acquisition of $167.9 million in 2012 primarily represents the gain recognized due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in September 2012.
The decrease in impairment charges of $4.3 million relates to an impairment charge recognized in the three months ended September 30, 2012 on a then vacant office property in Fort Myers, Florida, which we had considered selling, and its carrying value was in excess of its estimated fair value. The property was subsequently leased to a new tenant in 2013.
The increase in the provision for income taxes of $2.2 million primarily relates to the tax incurred on the internal transfer of an industrial property from our taxable REIT subsidiary to the REIT.
The decrease in equity in earnings of non-consolidated entities of $4.5 million was primarily due to a (1) $3.7 million decrease in earnings from NLS due to the consolidation of NLS on September 1, 2012 and (2) $0.9 million other-than-temporary impairment charge recognized on a joint venture investment.
Discontinued operations represent properties sold or held for sale. The decrease in total income from discontinued operations of $4.5 million was primarily due to a decrease in gains on sales of properties of $4.1 million, a $0.7 million increase in the provision for income taxes primarily due to the sales of properties held by our taxable REIT subsidiary and an increase in impairment charges of $0.8 million, offset by a decrease in debt satisfaction charges, net, of $1.2 million.
The decrease in net income attributable to common shareholders of $166.0 million was primarily due to the items discussed above, offset by a decrease in both preferred dividends relating to the redemption of our preferred shares and the allocation of net income to participating securities.
Nine months ended September 30, 2013 compared with nine months ended September 30, 2012. The increase in total gross revenues in 2013 of $49.2 million is primarily attributable to an increase in rental revenue and tenant reimbursements of $48.2 million and $1.9 million, respectively, offset in part by a decrease in advisory and incentive fees of $1.0 million. The increase in rental revenue was primarily due to (1) new property acquisition revenue of $45.2 million, including $27.6 million from NLS properties and (2) $6.3 million of increased revenue recognized from our office properties in Palo Alto, California, Lenexa, Kansas, Baltimore, Maryland and Orlando, Florida due to lease extensions and new lease activity, coupled with the net impact of lease extensions entered into at rents below previous rental amounts and new leases entered into. The increase in tenant reimbursements relates to the acquisition of the NLS properties and an increase in reimbursable property operating costs. The decrease in advisory and incentive fees relates to the acquisition of the NLS properties, therefore advisory fees from NLS are no longer earned by us.

Depreciation and amortization increased $20.8 million primarily due to the acquisition of real estate properties.

The increase in property operating expenses of $5.3 million was primarily due to an increase in occupancy and the NLS acquisition.

The decrease in interest and amortization expense of $1.8 million was primarily due to (1) a reduction in the average interest rate on our indebtedness and (2) retirement of debt which had corresponding debt discount amortization.

The increase in general and administrative expense of $2.7 million was primarily due to an increase in personnel costs and trustee fees, offset by a reduction in legal fees.
The gain on acquisition of $167.9 million in 2012 primarily represents the gain recognized due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in September 2012.
The decrease in litigation reserve of $2.8 million relates to our litigation with Deutsche Bank Securities, Inc. and SPCP Group LLC, which was settled in 2012.
The increase in debt satisfaction charges, net of $23.8 million was primarily due to (1) an increase of $10.2 million of debt defeasance costs and write-off of deferred financing costs relating to the satisfaction of secured nonrecourse mortgage debt in 2013 and (2) $13.5 million of debt satisfaction charges recognized upon the conversion in 2013 of $54.9 million 6.00% Convertible Guaranteed Notes due in 2030.
The decrease in impairment charges of $1.8 million relates to the reduction in the write-offs of carrying costs to estimated fair values for properties we had considered selling.
The increase in the provision for income taxes of $2.2 million primarily relates to the tax incurred on the internal transfer of an industrial property from our taxable REIT subsidiary to the REIT.

The decrease in equity in earnings of non-consolidated entities of $21.9 million was primarily due to (1) income of $7.9 million recognized from our interests in Concord and CDH CDO LLC in 2012, (2) a $13.3 million decrease in earnings from NLS due to the consolidation of NLS on September 1, 2012 and (3) a $0.9 million other-than-temporary impairment charge recognized in 2013 on a joint venture investment.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $13.5 million is primarily due to an increase in debt satisfaction gains, net, of $8.4 million, a $4.8 million increase in income from discontinued operations and an increase in gains on sales of properties of $6.0 million, offset in part by an increase in impairment charges of $3.8 million and a $1.9 million increase in the provision for income taxes due to the sales of properties held in our taxable REIT subsidiary.
The decrease in net income attributable to noncontrolling interests of $1.7 million was primarily due to a decrease in gain on sales of properties incurred by a non-wholly owned entity.
The increase in net loss attributable to common shareholders of $168.7 million was primarily due to the items discussed above, offset by a net decrease of $5.1 million in actual and deemed dividends, the allocation to participating securities and a redemption discount attributable to our preferred stock.
The increase in net income in future periods will be closely tied to the level of acquisitions made by us and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in our periodic reports filed with the SEC.
Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2013 and 2012. Our historical same-store occupancy was 98.1% at September 30, 2013 compared to 98.5% at September 30, 2012. The following presents our consolidated same-store net operating income, or NOI, for the nine months ended September 30, 2013 and 2012 ($000):

	2013	2012
Total base rent	$208,621	$210,800
Tenant reimbursements	21,993	21,298
Property operating expenses	(44,504)	(40,741)
Same-store NOI	$186,110	$191,357
The change in our same-store NOI from 2012 to 2013 was a decrease of 2.7%. This was primarily due to lower renewal rental rates and to an increase in property operating expenses due to the timing of new tenant leases and the establishment of base years for certain tenants.

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

The following presents a reconciliation of net income attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for the three and nine months ended September 30, 2013 and 2012 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to Lexington Realty Trust shareholders	$4,695	$174,541	$8,807	$182,663
Adjustments:
Depreciation and amortization	43,227	39,190	131,343	118,809
Impairment charges - real estate, including nonconsolidated joint venture real estate	1,727	4,262	12,875	9,952
Noncontrolling interests - OP units	202	475	1,286	913
Amortization of leasing commissions	1,445	1,212	4,124	3,509
Joint venture and noncontrolling interest adjustment	554	(911)	1,675	15
Preferred dividends - Series B & D	—	(2,926)	(3,543)	(11,075)
Gains on sales of properties, net of tax	556	(6,276)	(11,325)	(8,946)
Gain on sale - joint venture investment	—	—	—	(7,000)
Gain on acquisition	—	(167,864)	—	(167,864)
Interest and amortization on 6.00% Convertible Guaranteed Notes	642	2,327	2,534	6,980
Reported Company FFO	53,048	44,030	147,776	127,956
Debt satisfaction charges, net	2,970	1,177	16,442	1,100
Litigation reserve	—	(25)	—	2,775
Other	35	276	230	598
Company FFO, as adjusted	$56,053	$45,458	$164,448	$132,429

Per Share Amounts
Basic:
Reported Company FFO	$0.23	$0.24	$0.67	$0.71
Company FFO, as adjusted	$0.25	$0.25	$0.75	$0.73

Diluted:
Reported Company FFO	$0.23	$0.24	$0.67	$0.71
Company FFO, as adjusted	$0.25	$0.25	$0.74	$0.73

	Three Months ended September 30,		Nine Months ended September 30,
Basic:	2013	2012	2013	2012
Weighted-average common shares outstanding - EPS basic	213,649,374	154,980,137	204,923,085	154,564,041
6.00% Convertible Guaranteed Notes	4,684,069	16,419,347	6,029,067	16,412,836
Non-vested share-based payment awards	487,237	245,166	494,937	200,741
Operating Partnership Units	4,110,748	4,400,389	4,165,362	4,479,451
Preferred Shares - Series C	4,710,570	4,710,570	4,710,570	4,713,043
Weighted-average common shares outstanding - basic	227,641,998	180,755,609	220,323,021	180,370,112

Diluted:
Weighted-average common shares outstanding - basic	227,641,998	180,755,609	220,323,021	180,370,112
Options - Incremental shares	756,691	344,721	876,738	279,699
Weighted-average common shares outstanding - diluted	228,398,689	181,100,330	221,199,759	180,649,811

Off-Balance Sheet Arrangements

As of September 30, 2013, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries.

In addition, we had $7.6 million in outstanding letters of credit at September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $67.0 million and $150.5 million as of September 30, 2013 and 2012, respectively, which represented 3.7% and 7.5% of total long-term indebtedness, respectively. During the three months ended September 30, 2013 and 2012, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 2.2%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2013 and 2012 would have been increased by $42 thousand and $186 thousand, respectively. During the nine months ended September 30, 2013 and 2012, our variable interest rate indebtedness had a weighted-average interest rate of 1.9% and 2.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2013 and 2012 would have been increased by $488 thousand and $473 thousand, respectively. As of September 30, 2013 and 2012, our consolidated fixed-rate debt was $1.8 billion and $1.9 billion, respectively, which represented 96.3% and 92.5%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2013 and are indicative of the interest rate environment as of September 30, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $1.7 billion as of September 30, 2013.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2013, we had six interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

There have been no material changes in our risk factors from those disclosed in our Annual Report which are incorporated herein by reference other than the following:
A downgrade in our credit ratings could materially adversely affect our business and financial condition.
The credit ratings assigned to our debt could change based upon, among other things, our results of operations and financial condition or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common shares and are not recommendations to buy, sell or hold any other securities, but any downgrade of our debt could also materially adversely affect the market price of our common shares. If any of the credit rating agencies that have rated our debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to make dividends and distributions on our common shares and preferred shares.
We may change the dividend policy for our common shares in the future.
 As of the date of this Quarterly Report, our annual dividend rate on our common shares is $0.66 per common share, based on our most recently announced quarterly dividend for the quarter ending December 31, 2013. However, the decision to declare and pay dividends on our common shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our board of trustees in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. The actual dividend payable will be determined by our board of trustees based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amount. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2013 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2013	—	$—	—	1,056,731
August 1 - 31, 2013	—	$—	—	1,056,731
September 1 - 30, 2013	—	$—	—	1,056,731
Third quarter 2013	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

During the three months ended September 30, 2013, we issued 1.8 million common shares upon conversion of $12.2 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated conversion rate of 146.2412 common shares per $1,000 principal amount of the notes. The conversion was pursuant to (1) a conversion agreement and (2) an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. In connection with the conversion, we made a cash payment to the converting holder in the amount of $0.6 million.

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
Eighth Supplemental Indenture, dated as of February 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 13, 2013 (the “02/13/13 8-K”))(1)

4.12	—
Ninth Supplemental Indenture, dated as of May 6, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 8, 2013)(1)

4.13	—
Tenth Supplemental Indenture, dated as of June 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 13, 2013 (“06/13/13 8-K”))(1)

4.14	—
Tenth Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013 (“10/03/13 8-K”))(1)

4.15	—	Indenture, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the 06/13/2013 8-K))(1)
4.16	—
Registration Rights Agreement, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, on the one hand, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers, on the other hand (filed as Exhibit 4.2 to the 06/13/2013 8-K)(1)

4.17	—
First Supplemental Indenture, dated as of June 13, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the 06/13/2013 8-K)(1)

10.1	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company, LCIF and LCIF II, as borrowers, KeyBank National Association, as agent, and each of the financial institutions a signatory thereto together with their assignees (filed as Exhibit 10.1 to the 10/03/13 8-K)(1)

10.2	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 30, 2013, among the Company, LCIF and LCIF II, as borrowers, Wells Fargo Bank, National Association, as agent, and each of the financial institutions a signatory thereto together with their assignees (filed as Exhibit 10.2 to the 10/03/13 8-K)(1)

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2013 and 2012; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 7, 2013	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	November 7, 2013	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)