Form 10-K
period 2013-12-31
LEXINGTON REALTY TRUST
filed 2014-02-26
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ________________
Commission file number 1-12386
LEXINGTON REALTY TRUST
(Exact name of registrant as specified in its charter)

Maryland	13-3717318
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Penn Plaza, Suite 4015
New York, NY	10119-4015
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: (212) 692-7200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Shares of beneficial interest, par value $0.0001 per share, classified as Common Stock	New York Stock Exchange
6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share	New York Stock Exchange
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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒.
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
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of the registrant held by non-affiliates as of June 28, 2013, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,453,413,854 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $11.68 per share.
Number of common shares outstanding as of February 25, 2014 was 229,236,491.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for registrant's Annual Meeting of Shareholders, to be held on May 20, 2014, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2013. When we use the term “REIT” we mean real estate investment trust. All references to 2013, 2012 and 2011 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2013, December 31, 2012 and December 31, 2011, respectively.
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

Item 1. Business

General
We are a Maryland REIT that owns a diversified portfolio of equity and debt investments in single-tenant properties and land. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs. We also provide investment advisory and asset management services to investors in the single-tenant area.
As of December 31, 2013, we had equity ownership interests in approximately 220 consolidated real estate properties, located in 41 states and containing an aggregate of approximately 40.7 million square feet of space, approximately 97.6% of which was leased. In 2013, 2012 and 2011, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2013, we had one outstanding class of beneficial interest classified as preferred stock, which we refer to as preferred shares: our 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, which we refer to as our Series C Preferred Shares. Our common shares and Series C Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP” and “LXPPRC”, respectively.
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

History
Our predecessor, Lexington Corporate Properties, Inc., was organized in the state of Delaware in October 1993 upon the combination of two investment programs, Lepercq Corporate Income Fund L.P., which we refer to as LCIF, and Lepercq Corporate Income Fund II L.P., which we refer to as LCIF II, which were formed to acquire net-lease real estate assets providing current income. Our predecessor was merged into Lexington Corporate Properties Trust, a Maryland statutory REIT, on December 31, 1997. On December 31, 2006, Lexington Corporate Properties Trust changed its name to Lexington Realty Trust and was the successor in a merger with Newkirk Realty Trust, or Newkirk, which we refer to as the Newkirk Merger. All of Newkirk's operations were conducted, and all of its assets were held, through its master limited partnership, subsequently named The Lexington Master Limited Partnership, which we refer to as the MLP. As of December 31, 2008, the MLP was merged with and into us.
We are structured as an umbrella partnership REIT, or UPREIT, as a portion of our business has been conducted through our operating partnership subsidiaries: (1) LCIF and (2) LCIF II. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. On December 30, 2013, LCIF II was merged with and into LCIF, with LCIF as the surviving entity. We are party to a funding agreement with LCIF under which we may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through an operating partnership by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer tax gains for a contributor of property. Prior to the effective date of the LCIF and LCIF II merger, there were approximately 3.6 million OP units outstanding which were convertible into approximately 4.1 million common shares, assuming we satisfied redemptions entirely with common shares. Approximately 0.2 million former LCIF II OP units elected or were deemed to elect the cash consideration in the LCIF and LCIF II merger, by the February 1, 2014 deadline, and were converted into the right to receive such cash consideration.
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
Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive long-term leased investments and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. Our core assets consist of general purpose, single-tenant net-leased office and industrial assets and land investments subject to long-term leases, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as retail facilities, schools and medical facilities. We attempt to manage residual value risk associated with such other asset types by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices. We believe our strategy of investing in core assets will provide shareholders with dividend growth and capital appreciation.
We implement our strategy by (1) recycling capital in compliance with regulatory and contractual requirements, (2) refinancing or repurchasing outstanding indebtedness when advisable, including refinancing secured debt with unsecured debt, (3) effecting strategic transactions, portfolio and individual property acquisitions and dispositions, (4) expanding existing properties, (5) executing new leases with tenants, (6) extending lease maturities in advance of or at expiration and (7) exploring new business lines and operating platforms. Additionally, we may continue to enter into joint ventures and co-investment programs with third-party investors as a means of mitigating risk, creating additional growth and expanding the revenue realized from advisory and asset management activities as situations warrant.
Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady, predictable and growing cash flows while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we intend to stay focused on (1) enhancing operating results, (2) improving portfolio quality, (3) mitigating risks relating to interest rates and real estate cycles and (4) implementing strategies where our management skills and real estate expertise can add value. We attempt to maintain a portfolio of properties that provide for income and capital appreciation. The proportion of total return generated from rental income versus capital appreciation will vary by asset type, lease term, contractual rental escalations and market location. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet while creating meaningful shareholder value.

In 2013, we became an issuer of investment-grade rated debt, which lowered our financing costs. We maintain a strong balance sheet primarily by (1) financing property acquisitions with non-recourse mortgage debt or unsecured corporate level borrowings at what we believe are favorable rates, (2) issuing equity when market conditions are favorable, (3) selling non-core and underperforming assets and (4) extending debt maturities and refinancing debt at lower rates.
Investments. Our management has established a broad network of contacts to source investments, including major corporate tenants, developers and brokers. Prior to effecting any investment, our underwriting includes analyzing the (1) property's design, construction quality, efficiency, functionality and location with respect to the immediate sub-market, city and region, (2) lease integrity with respect to term, rental rate increases, corporate guarantees and property maintenance provisions, (3) present and anticipated conditions in the local real estate market and (4) prospects for selling or re-leasing the property on favorable terms in the event of a vacancy. To the extent of information publicly available or made available to us, we also evaluate each potential tenant's financial strength, growth prospects, competitive position within its respective industry and a property's strategic location and function within a tenant's operations or distribution systems. We believe that our comprehensive underwriting process is critical to the assessment of long-term profitability of any investment by us.
We seek investments from (1) creditworthy companies in sale-leaseback transactions for properties that are integral to the sellers'/tenants' ongoing operations, (2) developers of newly constructed properties built to suit the needs of a corporate tenant by financing the project during the construction phase and/or agreeing to purchase the property upon completion of construction and occupancy by the tenant and (3) sellers of properties subject to an existing lease. We believe that our geographical diversification and acquisition experience will allow us to continue to compete effectively for such investments.
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
Internal Growth and Effectively Managing Assets
Tenant Relations and Lease Compliance. We endeavor to maintain close contact with the tenants in the properties in which we have an interest in order to understand their financial strength and future real estate needs. We monitor the financial, property maintenance and other lease obligations of the tenants in properties in which we have an interest, through a variety of means, including periodic reviews of financial statements that we have access to and physical inspections of the properties.
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
Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale.
We continue to recycle capital with a focus on capturing the value of our non-core assets and reducing our exposure to suburban office properties. Our objectives are to achieve a better balance between office and industrial asset revenue for lease terms shorter than ten years and make investments in core assets with lease terms longer than ten years.

Occasionally, we provide seller financing as a means of efficiently disposing of an asset. As a result, if a buyer defaults under the seller financing, we will once again be the owner of the underlying asset.
Conversion to Multi-Tenant. If one of our property owner subsidiaries is unable to renew a single-tenant lease or if it is unable to find a replacement single tenant, we either attempt to sell our interest in the property or the property owner subsidiary may seek to market the property for multi-tenant use. When appropriate, we seek to sell our interests in these multi-tenant properties.
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
Corporate Level Borrowings. As previously noted, we also use corporate level borrowings, such as revolving loans, term loans, and debt offerings. We expect to finance more of our operations with such corporate level borrowings as (1) non-recourse secured debt matures and (2) such corporate level borrowings are available on favorable terms. In 2013, we received a senior unsecured debt rating of Baa2 with a stable outlook from Moody’s Investor Services, Inc., or Moody’s, and a senior unsecured debt rating of BBB- with a stable outlook from Standard & Poor’s Rating Services, or S&P. Obtaining these ratings has lowered our debt financing costs. See - “Summary of 2013 Transactions and Recent Developments - Financings,” below.
Deleveraging and Interest Rate Reduction. In recent years, we have reduced our weighted-average interest rate and used our capital to deleverage our balance sheet by refinancing, satisfying and repurchasing indebtedness primarily taking advantage of the low interest rate environment by obtaining corporate level borrowings and credit tenant lease financings at attractive rates and using a portion of the proceeds to retire higher rate debt. As a result, our interest expense has been reduced. Our objective is to maintain a debt and preferred share to gross assets ratio of 40% to 45%. This ratio may increase over such levels at certain times due to the timing of financings.
Common Share Issuances
From time to time, we raise capital by issuing common shares through (1) our At-The-Market, or ATM, offering program, initiated in 2013, (2) underwritten public offerings, (3) block trades and (4) our direct share purchase plan. The proceeds from our common share offerings are generally used for working capital, including to fund investments and to retire indebtedness.
Preferred Share Repurchases
During 2013, we repurchased and retired all outstanding shares of our 7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share, which we refer to as Series D Preferred Shares. We also make repurchases of our preferred shares in individual transactions when we believe the discount to the liquidation preference is attractive.
Advisory Contracts
Certain members of our management have been in the business of investing in single-tenant net-lease properties since 1973. This experience has enabled us to provide advisory services to various net-lease investors, including institutional investors and high net-worth individuals. With the termination of certain of our co-investment programs in 2007 and our acquisition of NLS in 2012, advisory fees have declined in recent years. If and when we increase our co-investment joint venture activity, we expect advisory fees to increase.
In 2012, LRA entered into an agreement to arrange for up to $100.0 million of investments on behalf of a third-party investor. Under the agreement, we will be a co-investor with a target to contribute 15% to each venture.We granted the third-party investor an exclusivity, until May 2015 and subject to certain conditions, on investment opportunities for (1) properties with a lease due to expire in less than 10 years, and (2) properties that are dedicated to non-office and non-warehouse/distribution uses, including properties with tenants in the medical, hospital and health care industries.

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
Impairment Charges
In recent years, we have incurred non-cash impairment charges primarily related to (1) sales and other dispositions, or the possible sale or disposition, of assets at below book value and (2) vacancies of certain assets. In addition, we may continue to take similar non-cash impairment charges, which could be material in amount, due to (1) the current economic environment and (2) the implementation of our current business strategy, which may include sales of properties acquired in the Newkirk Merger that have a high cost basis because of our common share price at the time of the Newkirk Merger. Furthermore, we may take an impairment charge on a property subject to a non-recourse secured mortgage reducing the book value of such property to its estimated fair value which may be below the balance of the mortgage on our balance sheet. Upon foreclosure or other disposition of such property, we may recognize a gain on debt satisfaction equal to the difference between the fair value of the property and the balance of the mortgage.
Summary of 2013 Transactions and Recent Developments
The following summarizes certain of our transactions during 2013, including transactions disclosed elsewhere and in our other periodic reports.
Sales/Dispositions. With respect to sales/disposition activity, we:

–	disposed of our interests in properties to unaffiliated third parties for an aggregate gross disposition price of $117.8 million; and

–	conveyed in foreclosure or via deed-in-lieu of foreclosure properties for full satisfaction of the related aggregate $49.5 million non-recourse mortgages.
Acquisitions/Investments. With respect to acquisitions/investments, we:

–	purchased ten properties for an aggregate cost of $440.4 million;

–	completed four build-to-suit transactions for an aggregate capitalized cost, including the buyout of a joint venture partner, of $105.5 million;

–
formed two joint ventures, one, in which we hold a 15% interest, acquired a portfolio of veterinary hospitals for $39.5 million, and the other, in which we invested $5.0 million, owns an office property investment in Baltimore, Maryland;

–	closed on a construction loan for a commitment of $85.0 million of which $35.4 million was funded in 2013;

–
continue to fund four on-going build-to-suit transactions not yet completed at December 31, 2013 with an aggregate estimated cost of $189.7 million of which $76.8 million was invested as of December 31, 2013; and

–	entered into a forward commitment to acquire a build-to-suit industrial property in Lewisburg, Tennessee for an estimated cost of $12.8 million. The property is subject to a 12-year net lease.
The 2013 consolidated property investments of $545.9 million discussed above have a weighted-average lease term by cash rents of approximately 54.3 years and an initial weighted-average cap rate of 6.2%. The weighted-average lease term is primarily impacted by the New York land transaction; excluding this transaction, the weighted-average lease term by cash rent was approximately 18.8 years.
Leasing. Our property owner subsidiaries entered into 59 new leases and lease extensions encompassing an aggregate 5.7 million square feet, ending the year with our overall portfolio leased at 97.6% as of December 31, 2013.
Financing. With respect to financing activities, we:

–	issued $250.0 million aggregate principal amount of 4.25% Senior Notes due 2023, or 4.25% Senior Notes, which are unsecured and rated investment grade by Moody’s and S&P;

–
refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank National Association, which we refer to as KeyBank, as agent. We also increased the availability from $300.0 million to $400.0 million. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% based on our unsecured debt investment-grade credit rating from S&P and Moody’s;

–
in connection with the refinancing discussed above, we also procured a five-year $250.0 million unsecured term loan facility from KeyBank as agent. The unsecured term loan matures in February 2018 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% based on our unsecured debt investment-grade rating from S&P and Moody’s;

–	amended our $255.0 million secured term loan agreement maturing in 2019 to release the collateral securing such term loan;

–
converted $54.9 million aggregate original principal amount of 6.00% Convertible Guaranteed Notes due 2030, or 6.00% Convertible Notes, for approximately 7.9 million common shares and aggregate cash payments of $3.3 million plus accrued and unpaid interest;

–	entered into interest rate swap agreements to fix the LIBOR component of $151.0 million in term loan borrowings at a weighted-average rate of 1.05%;

–	amended all agreements governing corporate level debt to release all subsidiary guarantors except LCIF;

–	retired $437.0 million in property non-recourse mortgage debt with a weighted-average interest rate of 5.8%; and

–	obtained $253.5 million in non-recourse mortgage financings with an initial weighted-average interest rate of 4.51%.
Capital. With respect to capital activities, we:

–
implemented an ATM offering program under which we may issue up to $100.0 million in common shares over the term of the program and we issued 3.4 million common shares under this program raising gross proceeds of $36.9 million;

–	issued an aggregate 36.0 million common shares in two public offerings and under our direct share purchase plan, raising net proceeds of approximately $399.6 million; and

–	repurchased and retired all outstanding Series D Preferred Shares (6.2 million shares) for an aggregate purchase price of approximately $155.6 million, including accrued and unpaid dividends.
Subsequent to December 31, 2013, we:

–	acquired the completed industrial property in Rantoul, Illinois for an aggregate capitalized cost of $41.1 million;

–	purchased an office property in Parachute, Colorado for approximately $13.9 million. The property is subject to a 19-year net lease;

–	borrowed $99.0 million under our term loan maturing in 2018 and entered into an interest rate swap agreement fixing the LIBOR component of the borrowing at 1.155%;

–	entered into a forward commitment to acquire a build-to-suit office property in Auburn Hills, Michigan for approximately $40.0 million. The property will be subject to a 14-year net lease;

–	repaid all borrowings under our line of credit; and

–
commenced a registered exchange offer to exchange any and all outstanding 4.25% Senior Notes issued in June 2013 for an equal principal amount of new 4.25% Senior Notes due 2023 that have been registered under the Securities Act of 1933, as amended, or the Securities Act.

Other
Employees. As of December 31, 2013, we had 47 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We primarily operate in one industry segment, single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our amended and restated declaration of trust and amended and restated by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings or furnishings with the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2013.

Item 1A. Risk Factors
Set forth below are material factors that may adversely affect our business and operations.
Risks Related to Our Business
We are subject to risks involved in single-tenant leases.
We focus our acquisition activities on real estate properties that are net leased to single tenants. Therefore, the financial failure of, or other default by, a single tenant under its lease is likely to cause a significant or complete reduction in the operating cash flow generated by the property leased to that tenant and might decrease the value of that property and result in a non-cash impairment charge. In addition, our property owner subsidiary will be responsible for 100% of the operating costs following a vacancy at a single-tenant building.
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
Some of our tenants are rated by Moody's, Fitch, Inc. and/or S&P. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw the credit rating of a tenant, the value of our investment in any properties leased by such tenant could significantly decline. Furthermore, in a bankruptcy, leases are treated differently than unsecured debt.
Our assets may be subject to impairment charges.
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. During 2013, 2012 and 2011, we incurred $34.6 million, $10.0 million and $117.4 million, respectively, of non-cash impairment charges, excluding loan losses recorded on loans receivable. A substantial portion of these impairments related to assets acquired in the Newkirk Merger that had a relatively high cost basis because of our common share price at the time of the Newkirk Merger. We may continue to take similar non-cash impairment charges, which could affect the implementation of our current business strategy. These impairments could have a material adverse effect on our financial condition and results of operations.
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

In 2013, we foreclosed on one of our loans receivable, which was secured by an office property in Schaumburg, Illinois. The loan had an outstanding balance of $21.6 million (not including default interest and other penalties), which we believe was less than the estimated fair value of the property. Also, as of December 31, 2013, the tenant of the property in Westmont, Illinois, which we sold in 2007 but issued a purchase mortgage to the buyer, terminated its lease effective November 2013. Accordingly, we reduced our carrying value to an estimated fair value of $12.6 million and recorded a loan loss of $13.9 million.
We face uncertainties relating to lease renewals and re-letting of space.
Upon the expiration of current leases for space located in properties in which we have an interest, our property owner subsidiaries may not be able to re-let all or a portion of such space, or the terms of re-letting (including the cost of concessions to tenants and leasing commissions) may be less favorable than current lease terms or market rates. If our property owner subsidiaries are unable to promptly re-let all or a substantial portion of the space located in their respective properties, or if the rental rates a property owner subsidiary receives upon re-letting are significantly lower than current rates, our earnings and ability to satisfy our debt service obligations and to make expected distributions to our shareholders may be adversely affected due to the resulting reduction in rent receipts and increase in property operating costs. There can be no assurance that our property owner subsidiaries will be able to retain tenants in any of our properties upon the expiration of leases.
We may not be able to generate sufficient cash flow to meet our debt service obligations and to pay distributions on our common shares.
Our ability to make payments on and to refinance our indebtedness, to make distributions on our common shares and to fund our operations, working capital and capital expenditures, depends on our ability to generate cash in the future. To a certain extent, our cash flow is subject to general economic, industry, financial, competitive, operating, legislative, regulatory and other factors, many of which are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future sources of cash will be available to us in an amount sufficient to enable us to pay amounts due on our indebtedness or to make distributions on our common shares and fund our other liquidity needs. Additionally, if we incur additional indebtedness in connection with future acquisitions or development projects or for any other purpose, our debt service obligations could increase.
We may need to refinance all or a portion of our indebtedness on or before maturity. Our ability to refinance our indebtedness or obtain additional financing will depend on, among other things:

•	our financial condition and market conditions at the time; and

•	restrictions in the agreements governing our indebtedness.
As a result, we may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we do not generate sufficient cash flow from operations, and additional borrowings or refinancings or proceeds of asset sales or other sources of cash are not available to us, we may not have sufficient cash to enable us to meet all of our obligations. Accordingly, if we cannot service our indebtedness, we may have to take actions such as seeking additional equity, or delaying strategic acquisitions and alliances or capital expenditures, any of which could have a material adverse effect on our operations. We cannot assure you that we will be able to effect any of these actions on commercially reasonable terms, or at all.
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
Some of our acquisitions and developments may be financed using the proceeds of periodic equity or debt offerings, lines of credit or other forms of secured or unsecured financing that may result in a risk that permanent financing for newly acquired projects might not be available or would be available only on disadvantageous terms. If permanent debt or equity financing is not available on acceptable terms to refinance acquisitions undertaken without permanent financing, further acquisitions may be curtailed, or cash available to satisfy our debt service obligations and distributions to shareholders may be adversely affected.
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
Our multi-tenant properties involve risks not typically encountered in real estate properties which are operated by a single tenant. The ownership of multi-tenant properties could expose us to the risk that a sufficient number of suitable tenants may not be found to enable the property to operate profitably and provide a return to us. This risk may be compounded by the failure of existing tenants to satisfy their obligations due to various factors. These risks, in turn, could cause a material adverse impact to our results of operations and business.
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
Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, as an owner of real property, our property owner subsidiaries may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under the properties in which we have an interest as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines and penalties and damages for injuries to persons and adjacent property. These laws may impose liability without regard to whether we knew of, or were responsible for, the presence or disposal of those substances. This liability may be imposed on our property owner subsidiaries in connection with the activities of an operator of, or tenant at, the property. The cost of any required remediation, removal, fines or personal or property damages, and our liability therefore, could be significant and could exceed the value of the property and/or our aggregate assets. In addition, the presence of those substances, or the failure to properly dispose of or remove those substances, may adversely affect a property owner subsidiary's ability to sell or rent that property or to borrow using that property as collateral, which, in turn, would reduce our revenues and ability to satisfy our debt service obligations and to make distributions.
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
The types of terrorist attacks since 2001, on-going and future military conflicts and the continued unrest in the Middle East may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. An increase in the price of oil will also cause an increase in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.
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
Section 404 of the Sarbanes-Oxley Act of 2002 requires annual management assessments of the effectiveness of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control over financial reporting, as such standards may be modified, supplemented or amended from time to time, we will be required to disclose such failure and our financial reporting may not be relied on by most investors. Moreover, effective internal control, particularly related to revenue recognition, is necessary for us to produce reliable financial reports and to maintain our qualification as a REIT and is important in helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, our REIT qualification could be jeopardized, investors could lose confidence in our reported financial information and the trading price of our debt and equity securities could drop significantly.
We may have limited control over our joint venture investments.
Our joint venture investments involve risks not otherwise present for investments made solely by us, including the possibility that our partner might, at any time, become bankrupt, have different interests or goals than we do, or take action contrary to our expectations, its previous instructions or our instructions, requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investments include impasses on decisions, such as a sale, because neither we nor our partner has full control over the joint venture. Also, there is no limitation under our organizational documents as to the amount of funds that may be invested in joint ventures.
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
We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2013, we have aggregate interest rate swap agreements on $406.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
Our Board of Trustees may change our investment policy without shareholders' approval.
Subject to our fundamental investment policy to maintain our qualification as a REIT and invest in core assets, our Board of Trustees will determine our investment and financing policies, growth strategy and our debt, capitalization, distribution, acquisition, disposition and operating policies.
Our Board of Trustees may revise or amend these strategies and policies at any time without a vote by shareholders. Changes made by our Board of Trustees may not serve the interests of debt or equity security holders and could adversely affect our financial condition or results of operations, including our ability to satisfy our debt service obligations, distribute cash to shareholders and qualify as a REIT. Accordingly, shareholders' control over changes in our strategies and policies is limited to the election of trustees.
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
There may be conflicts of interest between E. Robert Roskind and us.
E. Robert Roskind, our Chairman, beneficially owns a significant number of OP units, and as a result, may face different and more adverse tax consequences than our other shareholders will if we sell our interests in certain properties or reduce mortgage indebtedness on certain properties. Our Chairman may, therefore, have different objectives than us and our debt and equity security holders regarding the appropriate pricing and timing of any sale of such properties or reduction of mortgage debt. In the event of an appearance of a conflict of interest and in accordance with our policy regarding related party transactions, Mr. Roskind is required to recuse himself from any decision making or seek a waiver of our Code of Business Conduct and Ethics, which will be reviewed by the non-conflicted members of our Board of Trustees or the Audit Committee of the Board of Trustees.
In addition, Mr. Roskind's employment agreement with us permits Mr. Roskind to spend approximately one third of his business time on the affairs of The LCP Group L.P. and its affiliates. While Mr. Roskind is required to prioritize his business time to address our needs ahead of The LCP Group L.P., Mr. Roskind and The LCP Group L.P. may engage in a wide variety of activities in the real estate business which may result in conflicts of interest with respect to matters affecting us.

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
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.
We have a substantial amount of debt. We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits either the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2013, our total consolidated indebtedness was approximately $2.1 billion and we had approximately $443.4 million available for us to borrow under our principal credit agreement, subject to covenant compliance.
Our substantial indebtedness could adversely affect our financial condition and results of operations and have important consequences to us and our debt and equity security holders. For example, it could:

•	make it more difficult for us to satisfy our indebtedness and debt service obligations and adversely affect our ability to pay distributions;

•	increase our vulnerability to adverse economic and industry conditions;

•
require us to dedicate a substantial portion of our cash flow from operations to the payment of interest on and principal of our indebtedness, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to borrow money or sell stock to fund our development projects, working capital, capital expenditures, general corporate purposes or acquisitions;

•	restrict us from making strategic acquisitions or exploiting business opportunities;

•	place us at a disadvantage compared to competitors that have less debt; and

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate.
In addition, the agreements that govern our current indebtedness contain, and the agreements that may govern any future indebtedness that we may incur may contain, financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of our debt.
Market interest rates could have an adverse effect on our borrowing costs, profitability, our share price and the value of our fixed rate debt securities.
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2013, we had $48.0 million outstanding in consolidated variable-rate indebtedness that was not subject to an interest rate swap agreement. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates.

Furthermore, the public valuation of our common shares is related primarily to the earnings that we derive from rental income with respect to the properties in which we have an interest and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions can affect the market value of our common shares. For instance, if interest rates rise, the market price of our common shares may decrease because potential investors seeking a higher yield than they would receive from our common shares may sell our common shares in favor of higher yielding securities. In addition, fixed rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.
Continued disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
In recent years, the United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets have also had an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy in general.
Covenants in certain of the agreements governing our debt could adversely affect our financial condition and our investment activities.
Our unsecured revolving credit facility, unsecured term loans and indentures governing our 4.25% Senior Notes and 6.00% Convertible Notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under both our unsecured revolving credit facility and our unsecured term loan is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
We rely on debt financing, including borrowings under our unsecured revolving credit facility, unsecured term loan, debt securities, and debt secured by individual properties, for working capital, including to finance our investment activities. If we are unable to obtain financing from these or other sources, or to refinance existing indebtedness upon maturity, our financial condition and results of operations could be adversely affected.
A downgrade in our credit ratings could materially adversely affect our business and financial condition.
The credit ratings assigned to our debt could change based upon, among other things, our results of operations and financial condition or the real estate industry generally. These ratings are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any rating will not be changed or withdrawn by a rating agency in the future if, in its judgment, circumstances warrant. Moreover, these credit ratings do not apply to our common shares and are not recommendations to buy, sell or hold any other securities. Any downgrade of our debt could materially adversely affect the market price of our debt securities and our common shares. If any of the credit rating agencies that have rated our debt downgrades or lowers its credit rating, or if any credit rating agency indicates that it has placed any such rating on a so-called “watch list” for a possible downgrading or lowering or otherwise indicates that its outlook for that rating is negative, it could also have a material adverse effect on our costs and availability of capital, which could in turn have a material adverse effect on our financial condition, results of operations, cash flows and our ability to satisfy our debt service obligations and to make dividends and distributions on our common shares and preferred shares.

We face risks associated with refinancings.
A significant number of the properties in which we have an interest are subject to mortgage or other secured notes with balloon payments due at maturity. In addition, our corporate level borrowings require interest only payments with all principal due at maturity.
As of December 31, 2013, the consolidated scheduled balloon payments, for the next five calendar years, are as follows ($ in millions):

Year	Non-Recourse Property-Specific Balloon Payments	Corporate Recourse Balloon Payments
2014	$93.0	$0
2015	$275.3	$0
2016	$148.6	$0
2017	$68.7	$77.0	(1)
2018	$18.2	$151.0
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
A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. During 2013, four properties in which we had an interest, were sold via deed-in-lieu of foreclosure or in foreclosure. As a result, we lost all of our interest in these properties and any future opportunities to re-tenant these properties. The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
In addition, a lender may attempt to trigger a carve out to the non-recourse nature of a mortgage loan. To the extent a lender is successful, the ability of our property owner subsidiary to return the property to the lender may be inhibited and we may be liable for all or a portion of such loan.
Certain of our properties are cross-collateralized, and certain of our indebtedness is subject to cross-default and cross-acceleration provisions.
As of December 31, 2013, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.
In addition, substantially all of our corporate level borrowings contain cross-default and/or cross-acceleration provisions, which may be triggered if we default on certain indebtedness in excess of certain thresholds.

Risks Related to Our Outstanding Debt Securities
The effective subordination of our unsecured indebtedness and any related guaranty may reduce amounts available for payment on our unsecured indebtedness and any related guaranty.
The holders of our secured debt may foreclose on the assets securing such debt, reducing the cash flow from the foreclosed property available for payment of unsecured debt and any related guaranty. The holders of any of our secured debt also would have priority over unsecured creditors in the event of a bankruptcy, liquidation or similar proceeding.
Not all of our subsidiaries are guarantors of our unsecured debt, assets of non-guarantor subsidiaries may not be available to make payments on our unsecured indebtedness and any related guarantees may be released in the future if certain events occur.
As of December 31, 2013, only we and/or LCIF are borrowers or a guarantor of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of non-guarantor subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of non-guarantor subsidiaries before any assets are made available for distribution to us or any of the subsidiary guarantors.
 In addition, any subsidiary guarantor, including LCIF, will be deemed released if such subsidiary guarantor’s obligations as a borrower or guarantor under our principal credit agreement terminates pursuant to the terms of our principal credit agreement or if our principal credit agreement is amended to remove certain or all of the subsidiary guarantors as borrowers or guarantors. To the extent any of our unsecured indebtedness is no longer guaranteed by any of our subsidiaries in the future, such debt will be our obligations exclusively. All of our assets are held through our operating partnership and our other subsidiaries. Consequently, our cash flow and our ability to meet our debt service obligations depends in large part upon the cash flow of our subsidiaries and the payment of funds by our subsidiaries to us in the form of distributions or otherwise.
Federal and state statutes allow courts, under specific circumstances, to void guarantees and require holders of certain of our unsecured indebtedness to return payments received from us or any related guarantor.
Under the federal bankruptcy law and comparable provisions of state fraudulent transfer laws, a guarantee could be voided, or claims in respect of a guarantee could be subordinated to all other debts of that guarantor if, among other things, the guarantor, at the time it incurred the debt evidenced by its guarantee:

•	issued the guarantee to delay, hinder or defraud present or future creditors; or

•	received less than reasonably equivalent value or fair consideration for the incurrence of such guarantee, and:

•	was insolvent or rendered insolvent by reason of such incurrence;

•	was engaged or about to engage in a business or transaction for which the guarantor’s remaining unencumbered assets constituted unreasonably small capital to carry on its business; or

•	intended to incur, or believed that it would incur, debts beyond its ability to pay the debts as they mature.
In addition, any payment by that guarantor pursuant to its guarantee could be voided and required to be returned to the guarantor, or to a fund for the benefit of the creditors of the guarantor.
The measures of insolvency for purposes of these fraudulent transfer laws will vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, a guarantor would be considered insolvent if, at the time it incurred the debt:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all of its assets;

•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they become due.

We cannot be sure as to the standards that a court would use to determine whether or not any guarantor was solvent at the relevant time, or, regardless of the standard that the court uses, that the issuance of such guaranty would not be voided or any such guaranty would not be subordinated to that of such guarantor’s other debt. If a case were to occur, any such guaranty could also be subject to the claim that, since the guaranty was incurred for our benefit, and only indirectly for the benefit of such guarantor, the obligations of such guarantor were incurred for less than fair consideration. A court could thus void the obligations under the guarantees or subordinate the guarantees to such guarantor’s other debt or take other action detrimental to holders of our unsecured indebtedness.
Risks Related to Our REIT Status
There can be no assurance that we will remain qualified as a REIT for federal income tax purposes.
We believe that we have met the requirements for qualification as a REIT for federal income tax purposes beginning with our taxable year ended December 31, 1993, and we intend to continue to meet these requirements in the future. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which there are only limited judicial or administrative interpretations. The Code provisions and income tax regulations applicable to REITs are more complex than those applicable to corporations. The determination of various factual matters and circumstances not entirely within our control may affect our ability to continue to qualify as a REIT. No assurance can be given that we have qualified or will remain qualified as a REIT. In addition, no assurance can be given that legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements for qualification as a REIT or the federal income tax consequences of such qualification. If we do not qualify as a REIT, we would not be allowed a deduction for distributions to shareholders in computing our net taxable income. In addition, our income would be subject to tax at the regular corporate rates. We also could be disqualified from treatment as a REIT for the four taxable years following the year during which qualification was lost. Cash available to satisfy our debt service obligations and distributions to our shareholders would be significantly reduced or suspended for each year in which we do not qualify as a REIT. In that event, we would not be required to continue to make distributions. Although we currently intend to continue to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us, without the consent of the shareholders, to revoke the REIT election or to otherwise take action that would result in disqualification.
We may be subject to the REIT prohibited transactions tax, which could result in significant U.S. federal income tax liability to us.
A REIT will incur a 100% tax on the net income from a prohibited transaction. Generally, a prohibited transaction includes a sale or disposition of property held primarily for sale to customers in the ordinary course of a trade or business. While we believe that the dispositions of our assets pursuant to our investment strategy should not be treated as prohibited transactions, whether a particular sale will be treated as a prohibited transaction depends on the underlying facts and circumstances. We have not sought and do not intend to seek a ruling from the Internal Revenue Service regarding any dispositions. Accordingly, there can be no assurance that our dispositions of such assets will not be subject to the prohibited transactions tax. If all or a significant portion of those dispositions were treated as prohibited transactions, we would incur a significant U.S. federal income tax liability, which could have a material adverse effect on our financial position, results of operations and cash flows.
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
At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations may take effect retroactively and could adversely affect us or you as a debt and/or equity security holder. REIT dividends generally are not eligible for the reduced rates currently applicable to certain corporate dividends (unless attributable to dividends from taxable REIT subsidiaries and otherwise eligible for such rates). As a result, investment in non-REIT corporations may be relatively more attractive than investment in REITs. This could adversely affect the market price of our shares.
Risks Related to Our Shares
We may change the dividend policy for our common shares in the future.
We currently expect to pay an aggregate annual dividend of $0.66 per common share with respect to the 2014 taxable year. However, the decision to declare and pay dividends on our common shares in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Trustees in light of conditions then existing, including our earnings, financial condition, capital requirements, debt maturities, the availability of debt and equity capital, applicable REIT and legal restrictions and the general overall economic conditions and other factors. The actual dividend payable will be determined by our Board of Trustees based upon the circumstances at the time of declaration and the actual dividend payable may vary from such expected amount. Any change in our dividend policy could have a material adverse effect on the market price of our common shares.
Securities eligible for future sale may have adverse effects on our share price.
We have an unallocated universal shelf registration statement, pursuant to which we maintain an ATM program, and we also maintain a direct share purchase plan, pursuant to which we may issue additional common shares. In addition, after giving effect to the LCIF and LCIF II merger, as of December 31, 2013, an aggregate of approximately 5.8 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. There were also approximately 4.2 million common shares underlying our 6.00% Convertible Notes as of December 31, 2013, which is subject to increase upon certain events, including if we pay a quarterly common share dividend in excess of $0.10 per common share. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
There are certain limitations on a third party's ability to acquire us or effectuate a change in our control.
Limitations imposed to protect our REIT status. In order to protect against the loss of our REIT status, among other purposes, our declaration of trust limits any shareholder from owning more than 9.8% in value of our outstanding equity shares, defined as common shares or preferred shares, subject to certain exceptions. These ownership limits may have the effect of precluding acquisition of control of us. Our Board of Trustees has granted a limited waiver of the ownership limits to BlackRock, Inc.
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
Our ability to issue additional shares. Our declaration of trust authorizes 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2013, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.

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
Maryland Control Share Acquisition Act. Maryland law provides that a holder of “control shares” of a Maryland REIT acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquirer, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” means voting shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders meeting or if the acquiring person does not deliver an acquiring person statement as required under the statute, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value, except those for which voting rights have been previously approved. If voting rights of such control shares are approved at a shareholders meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act does not apply to shares acquired in a merger, consolidation or statutory share exchange if the Maryland REIT is a party to the transaction, or to acquisitions approved or exempted by the declaration of trust or by-laws of the Maryland REIT. Our amended and restated by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.
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
Since January 1, 2011, the closing sale price of our common shares on the NYSE (composite) has ranged from $13.64 to $5.96 per share. The market price of our common shares may fluctuate in response to company-specific and general market events and developments, including those described in this Annual Report. In addition, our leverage may impact investor demand for our common shares, which could have a material effect on the market price of our common shares.

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2013, we had equity ownership interests in approximately 220 consolidated real estate properties containing approximately 40.7 million square feet of rentable space, which were approximately 97.6% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Leverage. As of December 31, 2013, we had outstanding mortgages and notes payable and corporate level debt of approximately $2.1 billion with a weighted-average interest rate of approximately 4.7% and a weighted-average maturity of 7.0 years.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2013.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2015	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	2/28/2023	100%
5201 West Barraque St.	Pine Bluff	AR	Entergy Arkansas Inc.	27,189	10/31/2015	100%
19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
8555 South River Pkwy.	Tempe	AZ	DA Nanomaterials L.L.C. / Air Products and Chemicals, Inc.	95,133	6/30/2022	100%
1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
275 S. Valencia Ave.	Brea	CA	Bank of America, National Association	637,503	7/1/2023	100%
26210 and 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2022	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/14/2023	100%
9201 E. Dry Creek Rd.	Centennial	CO	The Shaw Group, Inc.	128,500	9/30/2017	100%
1110 Bayfield Dr.	Colorado Springs	CO	Honeywell International Inc.	166,575	11/30/2016	100%
3940 South Teller St.	Lakewood	CO	MoneyGram Payment Systems, Inc.	68,165	3/31/2015	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	106,877	4/30/2017	100%
100 Barnes Rd.	Wallingford	CT	3M Company	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
12600 Gateway Blvd.	Fort Myers	FL	Alta Resources Corp.	63,261	6/30/2023	100%
550 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,920	9/30/2015	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,155	9/30/2015	100%
9200 South Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2020	100%
Sandlake Rd./Kirkman Rd.	Orlando	FL	Lockheed Martin Corporation	184,000	4/30/2018	100%
4400 Northcorp Pkwy.	Palm Beach Gardens	FL	Office Suites Plus Properties, Inc.	18,400	4/30/2014	100%
10419 North 30th St.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	132,981	6/30/2020	100%
2223 N. Druid Hills Rd.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2019	100%
956 Ponce de Leon Ave.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2019	100%
4545 Chamblee-Dunwoody Rd.	Chamblee	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2019	100%
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2019	100%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2019	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
825 Southway Dr.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2019	100%
3500 N. Loop Court	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
1698 Mountain Industrial Blvd.	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2019	100%
3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC / T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
101 E. Erie St.	Chicago	IL	Draftfcb, Inc. (Interpublic Group of Companies, Inc.)	230,704	3/15/2014	91%
850 & 950 Warrenville Rd.	Lisle	IL	National-Louis University	99,414	12/31/2019	100%
231 N. Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	317,198	12/31/2022	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2020	100%
10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,416	10/31/2019	97%
9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%
5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2017	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Associates, Inc.	52,337	12/31/2022	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	6/30/2015	100%
First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
26555 Northwestern Hwy.	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
9201 Stateline Rd.	Kansas City	MO	Swiss Re America Holding Corporation / Westport Insurance Corporation	155,925	4/1/2019	100%
3943 Denny Ave.	Pascagoula	MS	Huntington Ingalls Incorporated	94,841	10/31/2018	100%
700 US Hwy. Route 202-206	Bridgewater	NJ	Biovail Pharmaceuticals, Inc. (Valeant Pharmaceuticals International, Inc.)	115,558	10/31/2014	100%
333 Mount Hope Ave.	Rockaway	NJ	BASF Corporation	95,500	9/30/2014	100%
1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE Inc.)	123,734	11/30/2021	100%
180 S. Clinton St.	Rochester	NY	Frontier Corporation	226,000	12/31/2014	100%
2000 Eastman Dr.	Milford	OH	Siemens Corporation	221,215	4/30/2016	100%
500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I, LLC / T-Mobile West Corporation (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
275 Technology Dr.	Canonsburg	PA	ANSYS, Inc.	107,872	12/31/2014	100%
2550 Interstate Dr.	Harrisburg	PA	AT&T Services, Inc.	89,350	12/31/2018	69%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	98%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
333 Three D Systems Circle	Rock Hill	SC	3D Systems Corporation	80,028	8/31/2021	100%
420 Riverport Rd.	Kingport	TN	Kingsport Power Company	42,770	6/30/2018	100%
2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2020	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP (Accor S.A.)	138,443	7/31/2015	100%
4201 Marsh Ln.	Carrollton	TX	Carlson Restaurants Inc. (Carlson, Inc.)	130,000	11/30/2022	100%
11511 Luna Rd.	Farmers Branch	TX	Haggar Clothing Co. (Texas Holding Clothing Corporation and Haggar Corp.)	180,507	4/30/2016	100%
1200 Jupiter Rd.	Garland	TX	Raytheon Company	278,759	5/31/2016	100%
2529 West Thorne Dr.	Houston	TX	Baker Hughes, Incorporated	65,500	9/27/2015	100%
820 Gears Rd.	Houston	TX	Ricoh Americas Corporation	78,895	1/31/2018	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	3/31/2021	100%
16676 Northchase Dr.	Houston	TX	Kerr-McGee Oil & Gas Corporation (Kerr-McGee Corporation)	101,111	7/31/2014	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	3/31/2023	100%
8900 Freeport Pkwy.	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2023	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile USA, Inc. / T-Mobile West Corporation	75,016	6/30/2015	100%
6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc. / PacifiCare Healthsystems, LLC	142,500	11/30/2017	100%
1600 Eberhardt Rd.	Temple	TX	Nextel of Texas, Inc. (Nextel Finance Company)	108,800	1/31/2016	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC	130,290	12/31/2016	100%
100 East Shore Dr.	Glen Allen	VA	Capital One, National Association	68,118	12/31/2017	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
120 East Shore Dr.	Glen Allen	VA	Capital One Services, LLC	77,045	12/31/2018	100%
400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2014	100%
13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2018	100%
13775 McLearen Rd.	Herndon	VA	Orange Business Services U.S., Inc. (Equant N.V.)	136,617	7/31/2020	100%
2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2021	100%
1400 Northeast McWilliams Rd.	Bremerton	WA	Nextel West Corporation (Nextel Finance Company)	60,200	7/14/2016	100%
22011 Southeast 51st St.	Issaquah	WA	Spacelabs Medical, Inc. / OSI Systems, Inc. (Instrumentarium Corporation)	95,600	12/14/2014	100%
5150 220th Ave.	Issaquah	WA	Spacelabs Medical, Inc. / OSI Systems, Inc. (Instrumentarium Corporation)	106,944	12/14/2014	100%
			Office Total	11,100,978		99.5%

The 2013 net effective annual cash rent for the office portfolio as of December 31, 2013 was $14.41 per square foot and the weighted-average remaining lease term was 5.0 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	Office	252,400	12/31/2029	100%
2005 E. Technology Cir.	Tempe	AZ	Infocrossing, Inc.	Office	60,000	12/31/2025	100%
9655 Maroon Circle	Englewood	CO	TriZetto Corporation	Office	166,912	4/30/2028	100%
6277 Sea Harbor Dr.	Orlando	FL	Wyndham Vacation Ownership, Inc. (Wyndham Worldwide Corporation)	Office	359,514	10/31/2025	87%
2910 Bush Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	Office	2,500	12/31/2033	100%
3000 Bush Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	Office	17,000	12/31/2033	100%
832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	Retail	45,064	11/30/2028	100%
2500 Patrick Henry Pkwy.	McDonough	GA	Georgia Power Company	Office	111,911	6/30/2025	100%
11201 Renner Blvd.	Lenexa	KS	United States of America	Office	169,585	10/31/2027	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	539,592	6/30/2025	100%
301 Bill Bryan Rd.	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	211,598	6/30/2025	100%
5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	Industrial	646,000	10/31/2026	100%
70 Mechanic St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	Office	251,924	6/30/2024	100%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive Inc.)	Office	180,230	12/31/2024	100%
3902 Gene Field Rd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	Office	98,849	6/30/2027	100%
459 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	Industrial	513,734	3/31/2026	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	Industrial	673,518	5/31/2031	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, Inc.	Office	85,200	11/30/2025	100%
1331 Capital Ave.	Omaha	NE	The Gavilon Group, LLC	Office	127,810	11/30/2033	100%
121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Drackmaschinen AG) (2021) / Goss International America, Inc. (Goss International Corporation) (2026)	Industrial	500,500	3/30/2026	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	Office	282,000	1/31/2029	100%
29-01 Borden Ave. & 29-10 Hunters Point Ave.	Long Island City	NY	FedEx Ground Package Systems, Inc. (Federal Express Corporation)	Industrial	140,330	3/31/2028	100%
8-12 Stone St.	New York	NY	Al-Stone Ground Tenant LLC	Land	N/A	10/31/2112	100%
350 and 370-272 Canal St.	New York	NY	FC-Canal Ground Tenant LLC	Land	N/A	10/31/2112	100%
309-313 West 39th St.	New York	NY	LG-39 Ground Tenant LLC	Land	N/A	10/31/2112	100%
351 Chamber Dr.	Chillicothe	OH	The Kitchen Collection, Inc.	Industrial	475,218	6/30/2026	100%
10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	Industrial	264,598	12/31/2027	100%
5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	Office	104,807	12/29/2026	100%
2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	Office	42,290	7/6/2027	100%
7005 Cochran Rd.	Glenwillow	OH	Royal Appliance Mfg. Co.	Industrial	458,000	7/31/2025	100%
1700 Millrace Dr.	Eugene	OR	Oregon Research Institute / Educational Policy Improvement Center	Office	80,011	11/30/2027	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	Industrial	241,977	11/30/2026	100%
25 Lakeview Dr.	Jessup	PA	TMG Health, Inc.	Office	150,000	8/7/2027	100%
590 Ecology Ln.	Chester	SC	Boral Stone Products LLC (Boral Limited)	Industrial	420,597	7/14/2025	100%
1362 Celebration Blvd.	Florence	SC	MED3000, Inc.	Office	32,000	2/14/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	Office	169,218	5/31/2024	100%
400 E. Stone Ave.	Greenville	SC	Canal Insurance Company	Office	128,041	12/31/2029	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	Office	84,404	10/31/2024	100%
601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	Office	292,700	3/14/2025	100%
1401 Nolan Ryan Pkwy.	Arlington	TX	Triumph Aerostructures, LLC (Triumph Group, Inc.)	Office	161,808	1/31/2025	69%
10001 Richmond Ave.	Houston	TX	Baker Hughes Incorporated (2015) / Schlumberger Holdings Corp. (2025)	Office	554,385	9/30/2025	100%
13930 Pike Rd.	Missouri City	TX	Vulcan Construction Materials, LP (Vulcan Materials Company)	Land/Infrastructure	N/A	4/30/2032	100%
13901/14035 Industrial Rd.	Houston	TX	Industrial Terminals Management, L.L.C. (Maritime Holdings (Delaware) LLC)	Industrial	132,449	3/31/2038	100%
19311 SH 249	Houston	TX	BluePearl Holdings, LLC	Office	12,622	12/31/2033	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
25500 State Hwy. 249	Tomball	TX	Parkway Chevrolet, Inc. (Raymond Durdin & Jean W. Durdin)	Specialty	77,076	8/31/2026	100%
175 Holt Garrison Pkwy.	Danville	VA	Home Depot USA, Inc.	Land	N/A	1/31/2029	100%
9803 Edmonds Way	Edmonds	WA	Pudget Consumers Co-op d/b/a PCC Natural Markets	Retail	35,459	8/31/2028	100%
2424 Alpine Rd.	Eau Claire	WI	Silver Spring Foods, Inc. (Huntsinger Farms, Inc.)	Industrial	159,000	4/30/2027	100%
500 Kinetic Dr.	Huntington	WV	AMZN WVCS (Amazon.com, Inc.)	Office	68,693	11/30/2026	100%
			Long-Term Leases Total		10,679,631		99.1%

The 2013 net effective annual cash rent for the long-term lease portfolio as of December 31, 2013 was $9.26 per square foot, excluding land investments, and the weighted-average remaining lease term was 24.4 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	CEVA Logistics U.S., Inc. (CEVA Logistics Holdings, B.V. / PostNL N.V.)	595,346	12/31/2017	100%
109 Stevens St.	Jacksonville	FL	Wagner Industries, Inc.	168,800	1/31/2014	100%
2455 Premier Dr.	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2016	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	229,605	6/30/2020	100%
359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
1420 Greenwood Rd.	McDonough	GA	Versacold USA, Inc.	296,972	10/31/2017	100%
3600 Army Post Rd.	Des Moines	IA	HP Enterprise Services, LLC	405,000	4/30/2017	100%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
2935 Van Vactor Dr.	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
3686 S. Central Ave.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.) / Pierce Packaging Co.	90,000	12/31/2016	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. (Unilever United States, Inc.)	443,380	12/19/2020	100%
5417 Campus Dr.	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	972,625	4/30/2019	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%
1601 Pratt Ave.	Marshall	MI	Autocam Corporation	58,707	12/31/2023	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	290,133	10/31/2017	100%
7111 Crabb Rd.	Temperance	MI	Michelin North America, Inc.	744,570	7/31/2016	100%
1700 47th Ave North	Minneapolis	MN	Owens Corning / Owens Corning Roofing and Asphalt, LLC	18,620	6/30/2015	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2016	100%
324 Industrial Park Rd.	Franklin	NC	SKF USA Inc.	72,868	12/31/2014	100%
1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc. / Corporate Express, Inc.	196,946	6/30/2016	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2203 Sherrill Dr.	Statesville	NC	Ozburn-Hessey Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2017	100%
736 Addison Rd.	Erwin	NY	Corning, Incorporated	408,000	11/30/2016	100%
1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	5/31/2014	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	5/31/2014	100%
10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2017	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	126,213	5/31/2021	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	222,200	9/30/2016	100%
120 South East Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2018	100%
3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
19500 Bulverde Rd.	San Antonio	TX	Elsevier STM Inc. (Reed Elsevier Inc.)	559,258	3/31/2016	100%
2425 Hwy. 77 North	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie NV & James Hardie Industries NV)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods Global, Inc.	344,700	5/31/2016	100%
			Industrial Total	15,300,308		99.8%

The 2013 net effective annual cash rent for the industrial portfolio as of December 31, 2013 was $3.62 per square foot and the weighted-average remaining lease term was 4.3 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART MULTI-TENANTED
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
13430 North Black Canyon Fwy.	Phoenix	AZ	Multi-tenanted	Office	138,940	Various	100%
2706 Media Center Dr.	Los Angeles	CA	Sony Electronics Inc.	Office	83,252	8/31/2015	24%
4200 Northcorp Pkwy.	Palm Beach Gardens	FL	Multi-tenanted	Office	95,065	Various	36%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Office	77,459	Various	69%
100 Light St.	Baltimore	MD	Multi-tenanted	Office	476,459	Various	95%
3165 McKelvey Rd.	Bridgeton	MO	BJC Health System	Office	51,065	12/31/2018	50%
200 Lucent Ln.	Cary	NC	Vacant	Office	124,944	N/A	0%
265 Lehigh St.	Allentown	PA	Pennsylvania School of Business, Inc.	Office	71,055	9/30/2021	32%
2210 Enterprise Dr.	Florence	SC	Multi-tenanted	Office	176,557	Various	70%
6050 Dana Way	Antioch	TN	Multi-tenanted	Industrial	672,629	Various	79%
207 Mockingbird Ln.	Johnson City	TN	Multi-tenanted	Office	61,245	Various	46%
1501 Nolan Ryan Pkwy.	Arlington	TX	Vacant	Office	74,739	N/A	0%
810 Gears Rd.	Houston	TX	Vacant	Office	78,895	N/A	0%
140 East Shore Dr.	Glen Allen	VA	Multi-tenanted	Office	76,885	Various	92%
			Multi-Tenanted Total		2,259,189		66.4%

The 2013 net effective annual cash rent for the multi-tenant portfolio as of December 31, 2013 was $10.13 per square foot and the weighted-average remaining lease term was 7.0 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/SPECIALTY
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Rd.	San Diego	CA	Kmart Corporation	107,210	12/31/2018	100%
10340 U.S. 19	Port Richey	FL	Kingswere Furniture, LLC	53,820	10/31/2018	100%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
5104 North Franklin Rd.	Lawrence	IN	Marsh Supermarkets, Inc. / Marsh Supermarkets, LLC	28,721	10/31/2018	100%
24th St. West & St. John's Ave.	Billings	MT	Safeway, Inc.	40,800	5/31/2015	100%
US 221 & Hospital Rd.	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	34,555	2/28/2023	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
835 Julian Ave.	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
130 Midland Ave.	Port Chester	NY	A&P Real Property, LLC (Pathmark Stores, Inc.)	59,000	10/31/2018	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	46,350	2/26/2018	100%
1084 East Second St.	Franklin	OH	Marsh Supermarkets, LLC / Crystal Food Services, LLC	29,119	10/31/2014	100%
5350 Leavitt Rd.	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
N.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	30,757	3/31/2019	100%
11411 N. Kelly Ave.	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	43,123	5/31/2016	100%
S. Carolina 52/52 Bypass	Moncks Corner	SC	Vacant	23,000	N/A	0%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC	42,130	6/30/2017	100%
1053 Mineral Springs Rd.	Paris	TN	The Kroger Co.	31,170	7/1/2018	100%
1610 South Westmoreland Ave.	Dallas	TX	Malone's Food Stores, Ltd.	70,910	3/31/2017	100%
3211 W. Beverly St.	Staunton	VA	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
			Retail/Specialty Total	1,331,668		98.3%
			Consolidated Portfolio Grand Total	40,671,774		97.6%
The 2013 net effective annual cash rent for the retail/specialty portfolio as of December 31, 2013 was $4.38 per square foot and the weighted-average remaining lease term was 4.4 years.
The 2013 net effective annual cash rent for the consolidated portfolio as of December 31, 2013 was $8.43 per square foot, excluding land investments, and the weighted-average remaining lease term was 11.2 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2013
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Route 64 W. & Junction 333	Russellville	AR	Entergy Arkansas Inc. / Entergy Services, Inc.	Office	191,950	5/9/2016	100%
607 & 611 Lumsden Professional Ct.	Brandon	FL	BluePearl Holdings, LLC	Office	8,500	10/31/2033	100%
4525 Ulmerton Rd.	Clearwater	FL	BluePearl Holdings, LLC	Office	3,000	10/31/2033	100%
100 Gander Way	Palm Beach Gardens	FL	Gander Mountain Company	Retail	120,000	3/31/2028	100%
455 Abernathy Rd.	Atlanta	GA	BluePearl Holdings, LLC	Office	32,000	10/31/2033	100%
820 Frontage Rd.	Northfield	IL	BluePearl Holdings, LLC	Office	14,000	10/31/2033	100%
101 E. Washington Blvd.	Fort Wayne	IN	American Electric Power	Office	299,516	10/31/2016	100%
201-215 N. Charles St.	Baltimore	MD	201 NC Leasehold LLC	Land	N/A	8/31/2112	100%
29080 Inkster Rd.	Southfield	MI	BluePearl Holdings, LLC	Office	38,000	10/31/2033	100%
4126 Parkcard Rd.	Ann Arbor	MI	BluePearl Holdings, LLC	Office	3,500	10/31/2033	100%
3201 Quail Springs Pkwy.	Oklahoma City	OK	AT&T Corp. / AT&T Services, Inc. / New Cingular Wireless Services, Inc.	Office	128,500	11/30/2015	100%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Specialty	55,646	1/31/2029	100%
			Total		894,612		100%
The 2013 net effective annual rent for the non-consolidated portfolio as of December 31, 2013 was $18.93 per square foot, excluding land investments, and the weighted-average remaining lease term was 11.2 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2014	41	2,286,287	$24,845	6.9%
2015	35	1,743,569	20,645	5.8%
2016	31	4,398,234	28,533	8.0%
2017	20	5,403,121	25,105	7.0%
2018	35	3,836,386	30,972	8.6%
2019	30	3,624,092	31,896	8.9%
2020	15	2,180,475	20,639	5.8%
2021	14	2,841,597	28,120	7.9%
2022	7	981,120	9,581	2.7%
2023	8	1,644,731	21,899	6.1%

The following chart sets forth the 2013 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2013(1):

	GAAP Base Rent	Percentage
Investment Grade	$167,292	45.6%
Non-investment Grade	$49,466	13.5%
Unrated	$149,760	40.9%
	$366,518	100.0%
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

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE (composite) for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2013	$11.98	$10.05
September 30, 2013	12.98	11.09
June 30, 2013	13.82	11.08
March 31, 2013	12.19	10.47
December 31, 2012	10.50	8.84
September 30, 2012	10.29	8.44
June 30, 2012	9.19	7.82
March 31, 2012	9.34	7.34
The per common share closing price on the NYSE (composite) was $11.21 on February 25, 2014.

Holders. As of February 25, 2014, we had approximately 3,454 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2013	2012	2011	2010	2009
March 31,	$0.15	$0.125	$0.115	$0.10	$0.18
June 30,	$0.15	$0.125	$0.115	$0.10	$0.18	(1)
September 30,	$0.15	$0.125	$0.115	$0.10	$0.18	(1)
December 31,	$0.15	$0.150	$0.115	$0.10	$0.18	(1)
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

Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges. We currently offer a 5.0% discount on the common shares reinvested under the dividend reinvestment component. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. In 2013, 2012 and 2011, we issued approximately 1.5 million, 1.0 million and 1.1 million common shares, respectively, under the plan, raising net proceeds of $16.5 million, $8.5 million and $8.4 million, respectively.

ATM Program. In January 2013, we implemented an ATM program, under which we may, from time to time, sell up to $100.0 million in common shares over the term of the program. As of December 31, 2013, we issued 3,409,927 common shares under this ATM program at a weighted-average issue price of $10.82 per common share, generating gross proceeds of approximately $36.9 million. We used the proceeds from the ATM program for general working capital, which included investments and to repay indebtedness. As of December 31, 2013, we had approximately $63.1 million in common shares available for issuance under the ATM program.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2013, with respect to our 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,955,701	$6.95	3,486,552
Equity compensation plans not approved by security holders	—	—	—
Total	1,955,701	$6.95	3,486,552

Recent Sales of Unregistered Securities.

As previously disclosed, we issued an aggregate 7.9 million common shares upon conversion of $54.9 million original principal amount of our 6.00% Convertible Notes at the then stated conversion rates during 2013.

In June 2013, we issued $250.0 million aggregate principal amount of 4.25% Senior Notes in a private offering in reliance on the exemptions from registration provided by Section 4(2) of the Securities Act and Rule 144A and Regulation S under the Securities Act.

Share Repurchase Program.

The following table summarizes common shares/OP units that were authorized to be repurchased during the fourth quarter of 2013 pursuant to publicly announced repurchase plans:

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs (1)	Maximum number of shares/units that may yet be purchased under the plans or programs (1)
October 1-31, 2013	—	$—	—	1,056,731
November 1-30, 2013	—	—	—	1,056,731
December 1-31, 2013	—	—	—	1,056,731
Fourth Quarter 2013	—	$—	—	1,056,731
_________________________
(1) Share repurchase plan most recently announced on December 17, 2007, which plan has no expiration date.

On December 30, 2013, LCIF II was merged with and into LCIF and 170,193 OP units were converted into the right to receive approximately $2.0 million in aggregate cash.

In addition, during 2013, we repurchased and retired all outstanding (approximately 6.2 million) Series D Preferred Shares for an aggregate purchase price of approximately $155.6 million, including accrued and unpaid dividends.

Item 6. Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2013. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data)

	2013	2012	2011	2010	2009
Total gross revenues	$398,440	$330,180	$292,298	$285,268	$298,013
Expenses applicable to revenues	(236,467)	(208,339)	(200,107)	(194,579)	(196,224)
Interest and amortization expense	(91,271)	(93,677)	(101,401)	(111,322)	(114,387)
Income (loss) from continuing operations	(14,148)	182,994	(2,132)	(5,805)	(133,290)
Total discontinued operations	18,011	1,644	(87,646)	(31,605)	(77,982)
Net income (loss)	3,863	184,638	(89,778)	(37,410)	(211,272)
Net income (loss) attributable to Lexington Realty Trust	1,630	180,316	(79,584)	(32,960)	(210,152)
Net income (loss) attributable to common shareholders	(14,089)	156,821	(103,721)	(58,096)	(242,876)
Income (loss) from continuing operations per common share - basic	(0.15)	0.99	(0.20)	(0.26)	(1.52)
Income (loss) from discontinued operations - basic	0.08	—	(0.48)	(0.18)	(0.70)
Net income (loss) per common share - basic	(0.07)	0.99	(0.68)	(0.44)	(2.22)
Income (loss) from continuing operations per common share - diluted	(0.15)	0.93	(0.20)	(0.26)	(1.52)
Income (loss) from discontinued operations per common share - diluted	0.08	—	(0.48)	(0.18)	(0.70)
Net income (loss) per common share - diluted	(0.07)	0.93	(0.68)	(0.44)	(2.22)
Cash dividends declared per common share	0.615	0.55	0.47	0.415	0.64
Net cash provided by operating activities	206,304	163,810	180,137	164,751	159,307
Net cash provided by (used in) investing activities	(597,583)	(134,103)	(24,813)	(24,783)	111,967
Net cash provided by (used in) financing activities	434,516	(59,394)	(144,257)	(141,189)	(285,207)
Ratio of earnings to combined fixed charges and preferred dividends	N/A	N/A	N/A	N/A	N/A
Real estate assets, net, including real estate - intangible assets	3,425,420	3,165,085	2,746,976	2,977,100	3,282,561
Investments in and advances to non-consolidated entities	18,442	27,129	39,330	21,252	4,757
Total assets	3,772,281	3,418,203	3,026,820	3,283,768	3,528,617
Mortgages, notes payable, credit facility and term loans, including discontinued operations	2,055,807	1,878,208	1,662,375	1,778,077	2,072,738
Shareholders' equity	1,515,738	1,306,730	1,111,846	1,228,928	1,157,441
Total equity	1,539,483	1,333,165	1,170,203	1,304,901	1,246,008
Preferred share liquidation preference	96,770	251,770	322,032	338,760	338,760
_________

N/A - Ratio is below 1.0, deficit of $21,974, $21,196, $47,935, $47,046 and $12,703 exists at December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, which are reflected in discontinued operations in the Consolidated Statements of Operations.

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

Overview
General. We are a Maryland REIT that owns a diversified portfolio of equity and debt investments in single-tenant properties and land. A majority of these properties and all land interests are subject to net or similar leases, where the tenant bears all or substantially all of the costs, including cost increases, for real estate taxes, utilities, insurance and ordinary repairs.
As of December 31, 2013, we had equity ownership interests in approximately 220 consolidated real estate properties, located in 41 states and encompassing approximately 40.7 million square feet, approximately 97.6% of which was leased.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
In recent years, we have seen an increase in acquisition opportunities and strengthening in the availability of capital. However, our business continues to be subject to the uncertainty and volatility in the capital markets, which may (1) lead to a need to preserve capital, generate additional liquidity and improve our overall financial flexibility, (2) limit our ability to find attractive financing, (3) create challenges in acquiring suitable property investments and (4) impact tenant demand with respect to future space needs. However, it is difficult for us to predict when, or if, these conditions may arise.
In an effort to diversify our risk, we invest across the United States in properties leased to tenants in various industries, including finance/insurance, technology, service, energy and transportation/logistics. However, industry declines, to the extent we have concentration, and general economic declines could negatively impact our results of operations and cash flows.
Portfolio Management. During the year ended December 31, 2013, we generated approximately 30.1% of our rental revenue from leases ten years or longer, compared to approximately 23.1% for the year ended December 31, 2012. Our objective is to generate at least half of our rental revenue from leases ten years or longer, which we expect to achieve primarily through capital recycling of assets with shorter-term leases and acquiring new investments with leases longer than ten years.
At December 31, 2013, our rental revenue from single-tenant leases scheduled to expire through 2018 has been reduced to approximately 36.9% compared to approximately 44.7% at December 31, 2012. We believe we no longer have concentrated risk of lease rollover in any one year. In addition, we extended our weighted-average lease term on a cash basis to approximately 11.2 years at December 31, 2013 compared to approximately 6.9 years at December 31, 2012. This was primarily due to our acquisition volume in 2013, including the addition of long-term land leases to our portfolio. However, certain of the long-term leases have tenant purchase options.

In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office employment. In addition, industrial assets generally require less capital to maintain and re-lease than office assets. As of December 31, 2013, the ratio of rental revenue from office assets to the rental revenue from industrial assets, each with lease terms shorter than ten years, was approximately 3:1. Our objective is to manage this ratio down to approximately 2:1 over the next several years, which we expect to accomplish partly through sales of office assets and growing our portfolio. While we continue to see challenges in the suburban office market, we believe vacant office values have increased over the last several years. This has allowed us to dispose of certain vacant properties at higher than expected values.

Business Strategy. Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive long-term leased investments and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.
We believe a positive impact continues to result from our business strategy. In 2013, we increased our net assets by approximately $206.3 million as compared to 2012. In 2013, we completed real estate acquisitions/build-to-suit transactions, including joint venture investments, for an aggregate capitalized cost of approximately $590.4 million and reduced our weighted-average interest rate on outstanding consolidated indebtedness by approximately 74 basis points primarily by refinancing higher interest rate debt. Since 2008, we reduced our overall consolidated indebtedness by $338.6 million primarily (1) by repurchasing our debt and (2) through the sale, transfer or other disposition of properties to third parties and lenders. Our secured debt decreased to approximately $1.2 billion at December 31, 2013 compared to $1.7 billion at December 31, 2012, which was 23.9% and 36.5% of total gross assets, respectively. Our objective is to lower our secured debt to approximately 20% or less of total gross assets. We expect to achieve this objective by satisfying secured debt as it matures and acquiring new investments without secured debt. We believe this will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and credit metrics.
We expect our business strategy will enable us to continue to improve our liquidity and strengthen our overall balance sheet. We believe liquidity and a strong balance sheet will allow us to take advantage of attractive investment opportunities as they arise, which will create meaningful shareholder value.
Investment Trends. Making investments in income producing single-tenant net-leased real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. When we acquire real estate assets, we look for commercial real estate assets or land interests subject to a long-term net-lease which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use, (3) an attractive geographic location, and (4) the potential for capital appreciation.
Our acquisition volume consists primarily of sale-leaseback transactions and build-to-suit transactions whereby we (1) provide capital to developers who are engaged in build-to-suit transactions and/or commit to purchase the property from developers upon completion or (2) acquire a property subject to a single-tenant net-lease and engage a developer to complete construction of a build-to-suit property as required by the lease. We believe these arrangements offer developers and/or tenants access to capital while simultaneously providing us with attractive risk-adjusted projected yields.
We generally mitigate our cost exposure by requiring purchase agreements, development agreements and/or loan agreements to specify a maximum price and/or loan commitment amount prior to our investment. Cost overruns are generally the responsibility of the developer, or in some cases the prospective tenant. To further mitigate risk, we believe we perform stringent underwriting procedures such as, among other items, (1) requiring payment and performance bonds and/or completion guarantees from developers and/or contractors; (2) engaging third-party construction consultants and/or engineers to monitor construction progress and quality; (3) only hiring developers with a proven history of performance; (4) requiring developers to provide financial statements and in some cases personal guarantees from principals; (5) obtaining and reviewing detailed plans and construction budgets; (6) requiring a long-term tenant lease to be executed prior to funding; and (7) securing liens on the property to the extent of construction funding.

The following is a summary of our property acquisitions and build-to-suit transactions for the year ended December 31, 2013:
Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Lease Term (Years)	Date Acquired
Houston, TX(1)	Industrial	132	$81.4	25	1Q 2013
New York, NY(2)	Land	—	$302.0	99	4Q 2013
Danville, VA	Land	—	$4.7	15	4Q 2013
Various(3)	Office	40	$13.1	20	4Q 2013
Omaha, NE	Office	128	$39.1	20	4Q 2013
		300	$440.3

(1)	Asset consists of a deep-water intermodal industrial terminal and existing structures on approximately 90 acres.

(2)	Includes three properties.

(3)	Includes four properties.

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Capitalized Cost(millions)	Lease Term (Years)	Date Acquired	Capitalized Cost Per Square Foot
Long Island City, NY	Industrial	140	$42.1	15	1Q 2013	$300.18
Denver, CO(1)	Office	167	$38.4	15	2Q 2013	$229.89
Tuscaloosa, AL(2)	Retail	42	$8.7	15	2Q 2013	$206.10
Albany, GA(3)	Retail	45	$7.4	15	4Q 2013	$164.48
		394	$96.6

(1)	Includes $3.8 million of tenant related costs.

(2)	Includes leasing costs of $0.3 million. Property was sold in September 2013.

(3)	Includes leasing costs of $0.3 million.

On-going Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/ Contribution (millions)	Lease Term (years)	Estimated Completion Date	Costs Incurred as of 12/31/13(1) (millions)
Bingen, WA	Industrial	124	$18.9	12	2Q 14	$6.4
Las Vegas, NV	Industrial	180	$29.6	20	3Q 14	$14.8
Richmond, VA	Office	279	$98.6	15	3Q 15	$16.7
Rantoul, IL	Industrial	813	$42.6	20	1Q 14	$38.9
		1,396	$189.7			$76.8

(1)	Balance includes equity credits received.
In addition, during 2013, we deposited $0.6 million toward the purchase of a to-be-built industrial property in Lewisburg, Tennessee for an estimated cost of $12.8 million. Substantial completion of the property is expected to occur in the second quarter of 2014. We can provide no assurance with respect to the completion, acquisition, cost or timing of these on-going build-to-suit and forward purchase transactions.
The following is a summary of our property acquisitions and completed build-to-suit transactions for the year ended December 31, 2012:
Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Lease Term (Years)	Date Acquired
Missouri City, TX(1)	Land/Infrastructure	—	$23.0	20	2Q 2012
Phoenix, AZ	Office	252	$53.2	17	4Q 2012
		252	$76.2

(1)	Consists of a 152 acre industrial site with various structures, including storage areas and a rail spur.

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Capitalized Cost(millions)	Lease Term (Years)	Date Acquired	Capitalized Cost Per Square Foot
Huntington, WV	Office	69	$12.6	15	1Q 2012	$182.81
Florence, SC	Office	32	$5.1	12	1Q 2012	$159.18
Shreveport, LA	Industrial	258	$12.9	10	2Q 2012	$50.19
Jessup, PA(1)	Office	150	$24.9	15	3Q 2012	$136.12
Saint Joseph, MO	Office	99	$17.6	15	3Q 2012	$177.76
Valdosta, GA(2)	Retail	51	$8.3	15	3Q 2012	$161.69
Opelika, AL(2)	Retail	52	$8.3	15	4Q 2012	$160.24
Eugene, OR	Office	80	$17.6	15	4Q 2012	$219.44
		791	$107.3

(1)	Capitalized cost includes $4.5 million funded by the tenant.

(2)	Includes leasing costs of $0.5 million for Valdosta and $0.4 million for Opelika. Properties were sold in 2013.

Loan Investments. We invest in loan assets secured by single-tenant real estate assets, which (1) we feel comfortable owning for our investment should the borrower default for reasons other than an underlying tenant default or (2) are necessary for an efficient disposition of our equity interest in the property. The following is a summary of our outstanding loan investments at December 31, 2013 and 2012:

	Loan carrying-value(1) (millions)
Loan	12/31/2013	12/31/2012	Interest Rate	Maturity Date
Norwalk, CT(2)	$28.2	$3.5	7.50%	11/2014
Homestead, FL(3)	$10.2	$8.0	7.50%	08/2014
Schaumburg, IL	$—	$21.9	20.00%	01/2012
Westmont, IL	$12.6	$26.9	6.45%	10/2015
Southfield, MI	$6.6	$7.4	4.55%	02/2015
Austin, TX	$2.4	$2.0	16.00%	10/2018
Kennewick, WA(4)	$37.0	$—	9.00%	05/2022
Other	$2.4	$2.8	8.00%	2021-2022
	$99.4	$72.5

(1)	Loan carrying value includes accrued interest and is net of origination costs, loan losses and fee eliminations, if any.

(2)	We are committed to lend up to $32.6 million.

(3)	We are committed to lend up to $10.7 million.

(4)	We are committed to lend up to $85.0 million. During construction, advances accrue interest at 6.5% per annum. Estimated construction completion is March 2014.
In 2013, we foreclosed on our loan receivable that was secured by an office property in Schaumburg, Illinois. The loan had an outstanding balance of $21.6 million (not including default interest and other penalties), which we believe was less than the estimated fair value of the property.
Also in 2013, the tenant of the property in Westmont, Illinois, which we sold in 2007 and issued a purchase mortgage to the buyer, exercised its option to terminate its lease effective November 2013 and as a result we recognized a loan loss of $13.9 million in 2013 on the outstanding loan receivable.
Despite the current economic uncertainty, we have seen an increase in our acquisition pipeline, mostly consisting of build-to-suit transactions. We have several commitments and letters of intent for future acquisitions as of the first quarter of 2014. We currently expect investment activity to be approximately $300.0 - $350.0 million for 2014, which includes approximately $200.0 - $225.0 million of build-to-suit transactions with the remaining being immediately deliverable investments. However, we are seeing increased competition for build-to-suit transactions and we can provide no assurances that any of these transactions will be consummated or, if consummated, will be successful.

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
Our property owner subsidiaries seek to mitigate these risks by (1) staying in close contact with our tenants during the lease term in order to assess the tenant's current and future occupancy needs, (2) maintaining relationships with local brokers to determine the depth of the rental market and (3) retaining local expertise to assist in the re-tenanting of a property. However, no assurance can be given that once a property becomes vacant it will subsequently be re-let. Generally, a tenant in a single-tenant office property commences lease extension discussions well in advance of lease expiration. If the lease has a year or less remaining until expiration, there is a high likelihood that the tenant will not extend the lease for the entire property.
If a property cannot be re-let to a single user and the property can be adapted to multi-tenant use, we determine whether the costs of adapting the property to multi-tenant use outweigh the benefit of funding operating costs while searching for a single-tenant.
Certain of the long-term leases on properties in which we have an ownership interest contain provisions that may mitigate the adverse impact of inflation on our operating results. Such provisions include clauses entitling us to receive (1) scheduled fixed base rent increases and (2) base rent increases based upon the consumer price index. In addition, a majority of the leases on the single-tenant properties in which we have an ownership interest require tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing our exposure to increases in costs and operating expenses. In addition, the leases on single-tenant properties in which we have an ownership interest are generally structured in a way that minimizes our responsibility for capital improvements. However, certain of our leases provide for some level of landlord responsibility for capital repairs and replacements, the cost of which is generally factored into the rental rate.
Since 2008, tenants have been more aggressive in lease and lease renewal negotiations with respect to rental rates, tenant concessions and landlord responsibilities. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases have generally increased to include, among other items, some form of responsibility for capital repairs and replacements.
During 2013, we entered into 59 new leases and lease extensions encompassing approximately 5.7 million square feet. The average GAAP base rent on these extended leases was approximately $6.88 per square foot compared to the average GAAP base rent on these leases before extension of $6.95 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2013 was approximately $17.27 per square foot for new leases and $3.16 per square foot for extended leases. We expect renewal rents to be lower than expiring rents and aggregate tenant improvement allowances and leasing costs to also decrease from their current levels in the future.
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
During 2013, we conveyed in foreclosure or via a deed-in-lieu of foreclosure four properties in which we had an interest as we deemed the non-recourse mortgages encumbering the properties were in excess of the value of the property collateral. Two vacant properties in which we had an interest were disposed of in foreclosure in 2012. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage balance.
Impairment charges. During 2013, 2012 and 2011, we incurred impairment charges on our assets, excluding loan receivables, of $34.6 million, $10.0 million and $117.4 million, respectively, due primarily to the assets being sold below their carrying value and a deterioration in economic conditions since the acquisition of such assets. These real estate assets were primarily non-core assets including retail properties, under performing and multi-tenant properties. In addition, in 2013, we recognized a loan loss of $13.9 million relating to a loan receivable secured by a property in Westmont, Illinois.

Given the continued uncertainty in general economic conditions, we cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.
Critical Accounting Policies. Our accompanying consolidated financial statements have been prepared in accordance with GAAP, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements beginning on page 70 of this Annual Report and incorporated by reference herein.
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
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, corporate level borrowings, capital recycling proceeds, issuances of equity and debt, mortgage proceeds and our other principal sources of liquidity, will be available to provide the necessary capital required to fund our operations and allow us to grow.

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $206.3 million for 2013, $163.8 million for 2012 and $180.1 million for 2011. Cash flows from operations increased in 2013 primarily due to an increase in acquisitions, offset by yield maintenance payments made on debt satisfactions. Cash flow from operations in 2011 was primarily impacted by the receipt of a lease termination payment on our Lenexa, Kansas property. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, loan interest payments from borrowers, and advisory fees, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $597.6 million in 2013, $134.1 million in 2012 and $24.8 million in 2011. Cash provided by investing activities related primarily to proceeds from the sale of properties, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings, proceeds from the sale of interests in non-consolidated entities and changes in escrow deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs and loans receivable and an increase in deferred leasing costs, deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $434.5 million in 2013, $(59.4) million in 2012 and $(144.3) million in 2011. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, contributions from noncontrolling interests and non-recourse mortgages and corporate borrowings. Cash used in financing activities related primarily to dividend and distribution payments, repurchases of preferred shares, forward equity commitment payments, net, purchase of a noncontrolling interest, an increase in deferred financing costs and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2013, 2012 and 2011, we raised net proceeds of approximately $434.9 million, $162.7 million and $99.7 million, respectively, through the issuance of common shares, including option exercises. During 2013, we raised net proceeds of approximately $247.6 million through the issuance of investment-grade rated 4.25% Senior Notes. We primarily used these proceeds to fund investments and retire indebtedness.

During 2007, we issued an aggregate $450.0 million of 5.45% Exchangeable Guaranteed Notes due in 2027. From 2008 through 2012, we repurchased and retired all notes for $358.1 million in cash and 1.6 million common shares having a value at issuance of $23.5 million (or $14.50 per share).

During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require us to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the principal of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 2017, except to preserve our REIT status. Thereafter, we may redeem the notes for cash equal to 100% of the principal of the notes to be redeemed, plus any accrued and unpaid interest. As of the date of filing this Annual Report, the notes have a conversion rate of 147.8206 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $6.76 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in our dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election. During 2013 and 2012, holders of the notes converted an aggregate of $54.9 million and $31.1 million, respectively, of notes for 7.9 million and 4.5 million common shares, respectively, and an aggregate cash payment by us of $3.3 million and $2.4 million, respectively, plus accrued and unpaid interest.

During 2013, 2012 and 2011, we repurchased and retired all outstanding 8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001 per share, which we refer to as Series B Preferred Shares, (approximately 3.2 million) and Series D Preferred Shares (approximately 6.2 million) and approximately 0.2 million Series C Preferred Shares for an aggregate purchase price of $240.5 million, which was at a $1.5 million discount to the liquidation preferences of the preferred shares.

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

UPREIT Structure. Our UPREIT structure permits us to effect acquisitions by issuing OP units to a property owner as a form of consideration in exchange for the property. Substantially all outstanding OP units are redeemable by the holder at certain times on a one OP unit for approximately 1.13 common shares basis or, at our election, with respect to certain OP units, cash. Substantially all outstanding OP units require us to pay quarterly distributions to the holders of such OP units equal to the dividends paid to our common shareholders on an as redeemed basis and the remaining OP units have stated distributions in accordance with their applicable partnership agreement. To the extent that our dividend per share is less than a stated distribution per unit per the applicable partnership agreement, the stated distributions per unit are reduced by the percentage reduction in our dividend. We are party to a funding agreement with our operating partnership under which we may be required to fund distributions made on account of OP units. No OP units have a liquidation preference. The number of common shares that will be outstanding in the future should be expected to increase, and income (loss) attributable to noncontrolling interests should be expected to decrease (increase), as such OP units are redeemed for our common shares.

Prior to the effective date of the LCIF and LCIF II merger, there were 3.6 million OP units outstanding which were convertible into 4.1 million common shares assuming we satisfied redemptions entirely with common shares. Approximately 0.2 million former LCIF II OP units elected or were deemed to elect the cash consideration in the LCIF and LCIF II merger by the February 1, 2014 deadline and were converted into the right to receive such cash consideration.

As a result of the general deterioration in real estate values which commenced in 2008, few sellers of real estate have been seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2013, our property owner subsidiaries have related balloon payments of $93.0 million and $275.3 million maturing in 2014 and 2015, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($77.3 million at December 31, 2013) or borrowing capacity on our primary credit facility ($443.4 million as of December 31, 2013).

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

In 2013 and 2012, we obtained, through consolidated property owner subsidiaries, $253.5 million and $121.0 million, respectively, in non-recourse mortgage loans with interest rates ranging from 3.7% to 4.7% and maturity dates ranging from 2017 to 2027.

Corporate Borrowings. In June 2013, we issued $250.0 million aggregate principal amount of 4.25% Senior Notes due 2023 at an issuance price of 99.026% of the principal amount. The notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. We recognized an aggregate initial discount of $2.4 million upon issuance of the notes which will be recognized as additional interest expense over the term of the notes. The notes are rated Baa2 and BBB- by Moody’s and S&P, respectively.

On February 12, 2013, we refinanced our $300.0 million secured revolving credit facility with a $300.0 million unsecured revolving credit facility with KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on our leverage ratio, as defined therein. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of December 31, 2013) depending on our unsecured investment-grade debt rating. During 2013, we increased availability under the unsecured revolving credit facility from $300.0 million to $400.0 million. At December 31, 2013, the unsecured revolving credit facility had $48.0 million outstanding, outstanding letters of credit of $7.6 million and availability of $344.4 million, subject to covenant compliance.
In connection with the refinancing discussed above, we also procured a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on our leverage ratio, as defined therein and may be prepaid without penalty. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of December 31, 2013) depending on our unsecured investment-grade debt rating. As of December 31, 2013, we have entered into aggregate interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.05% through February 2018 on the $151.0 million outstanding. At December 31, 2013, the unsecured term loan had availability of $99.0 million, subject to covenant compliance.
During 2012, we procured a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent.  The term loan was secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties.  The term loan matures in January 2019 and required regular payments of interest only at interest rates that ranged from LIBOR plus 2.00% to 2.85% dependent on our leverage ratio, as defined therein. Since we have obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the term loan ranges from 1.50% to 2.25% (1.75% as of December 31, 2013) depending on our unsecured investment-grade debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019. In February 2013, we amended the term loan to release the collateral as security.
As of December 31, 2013, we were in compliance with the financial covenants contained in the revolving credit facility, term loan agreements and indenture governing our 4.25% Senior Notes.
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

During 2007, we issued $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2013 and 2012, there were $129.1 million of these securities outstanding.

While property specific mortgages have become harder to obtain, corporate level borrowings have generally been available and we expect this to continue to be the case in the near future.

Co-investment Programs and Joint Ventures. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risk in certain assets and increasing our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. If we continue to grow, we expect to enter into co-investment programs and joint ventures primarily with respect to assets that we ordinarily would not have invested in such, as non-core assets. We believe this mitigates our exposure to the risks inherent in non-core assets. In 2013, we entered into two joint ventures which invested in a fee interest and the related office building improvements of a property in Baltimore, Maryland and a portfolio of six veterinary office properties, respectively.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2013, we disposed of our interests in properties for a gross price of $117.8 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments. In addition, in 2013 we disposed of our interest in four properties via foreclosure or deed-in-lieu of foreclosure in full satisfaction of an aggregate of $49.5 million of related non-recourse mortgages. We currently expect disposition activity to equal our estimated acquisition activity for 2014, with a focus on multi-tenant and some single-tenant office sales.

Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2013, we had approximately $2.1 billion of indebtedness, consisting of mortgages and notes payable outstanding, credit facility borrowings, term loans, 4.25% Senior Notes, 6.00% Convertible Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 4.7%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.

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

We paid approximately $135.5 million in cash dividends to our common and preferred shareholders in 2013. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

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

Single-Tenant Properties. We do not anticipate significant capital expenditures at the single-tenant properties in which we have an interest that are subject to net or similar leases since the tenants at these properties generally bear all or substantially all of the cost of property operations, maintenance and repairs. However, at certain properties subject to net leases, our property owner subsidiaries are responsible for replacement and/or repair of certain capital items, which may or may not be reimbursed. In addition, at certain single-tenant properties that are not subject to a net lease, our property owner subsidiaries have a level of property operating expense responsibility, which may or may not be reimbursed.

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

Results of Operations

Year ended December 31, 2013 compared with December 31, 2012. The increase in total gross revenues in 2013 of $68.3 million was primarily attributable to an increase in rental revenue of $66.6 million and an increase in tenant reimbursements of $2.6 million, offset in part by a decrease in advisory and incentive fees of $1.0 million.

The increase in rental revenue was primarily due to (1) 2013 and 2012 property acquisition revenue of $62.1 million, including $27.3 million from NLS properties acquired on September 1, 2012, (2) increased occupancy revenue from the Transmerica Tower in Baltimore, Maryland of $0.7 million and (3) $1.9 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease.

The decrease in interest and amortization expense of $2.4 million was primarily due to (1) a reduction in the weighted-average interest rate on outstanding indebtedness, offset by greater debt outstanding, and (2) retirement of debt which had corresponding debt discount amortization.

Depreciation and amortization increased $22.0 million primarily due to the acquisition of real estate properties in 2013 and 2012.

The increase in property operating expense of $6.2 million was primarily due to an increase in occupancy at certain multi-tenant properties which had an increase in costs and the acquisition of properties with operating expense obligations.

The increase in general and administrative expense of $5.0 million was primarily due to a $4.5 million increase in personnel costs.

Non-operating income increased $1.7 million primarily due to the investment in new loans receivable in 2013, offset by reduced interest income earned on a loan receivable secured by an office property in Schaumburg, Illinois, which we foreclosed on in 2013.

The litigation reserve of $2.8 million in 2012 relates to a litigation that has been settled with a payment by us of $2.8 million.

The increase in debt satisfaction charges, net, of $15.9 million was primarily due to the conversion of $54.9 million of 6.00% Convertible Notes in 2013 and the timing of mortgage payoffs and related yield maintenance charges.

The gain on acquisition of $167.9 million primarily represents the gain recognized in 2012 due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in NLS.

Impairment charges and loan loss increased by $31.3 million due to the timing of triggering events on properties held and used in operations and a $13.9 million loan loss recognized in 2013 on our loan receivable collateralized by an office property in Westmont, Illinois.

The increase in the provision for income taxes of $2.3 million primarily relates to the tax incurred on the internal transfer of an industrial property from our taxable REIT subsidiary to the REIT.

The decrease in equity in earnings (losses) of non-consolidated entities of $21.7 million was primarily due to (1) a $13.3 million decrease in earnings from NLS primarily due to the consolidation of NLS on September 1, 2012, (2) a $7.9 million reduction due to the sale of our interests in Concord and CDH CDO in 2012 and (3) a $0.9 million impairment charge recognized in 2013 on an investment in a non-consolidated entity, offset in part by an increase in earnings from various joint ventures of $0.4 million.

Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $16.4 million was primarily due to an increase in gains on sales of properties of $11.2 million, an increase in debt satisfaction gains, net of $9.1 million and a $4.8 million decrease in loss from discontinued operations, offset in part by an increase in impairment charges of $7.2 million and a $1.6 million increase in provision for income taxes.

The decrease in net income attributable to noncontrolling interests of $2.1 million was primarily due to a decrease in earnings by non-wholly owned entities.

The decrease in net income attributable to common shareholders of $170.9 million was primarily due to the items discussed above and a reduction in preferred dividends of $7.3 million due to the repurchase of preferred shares.

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

Year ended December 31, 2012 compared with December 31, 2011. The increase in total gross revenues in 2012 of $37.9 million was primarily attributable to an increase in rental revenue of $38.8 million, offset in part by a decrease in tenant reimbursements and advisory and incentive fees of $0.8 million and $0.2 million, respectively.

The increase in rental revenue was primarily due to (1) 2012 and 2011 property acquisition revenue of $24.8 million, including $14.1 million from NLS properties acquired on September 1, 2012, (2) increased occupancy revenue from the Transmerica Tower in Baltimore, Maryland of $7.5 million and (3) $3.3 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease.

The decrease in interest and amortization expense of $7.7 million was primarily due to (1) a reduction in the weighted-average interest rate on outstanding indebtedness, (2) retirement of debt which had corresponding debt discount amortization, (3) lower deferred financing cost amortization and (4) greater interest capitalized.

Depreciation and amortization increased $6.6 million primarily due to the acquisition of real estate properties in 2012 and 2011 offset by (1) the acceleration of amortization on certain lease intangible assets due to tenant lease terminations and (2) assets becoming fully amortized in 2012.

The increase in property operating expense of $1.6 million was primarily due to an increase in occupancy at certain multi-tenant properties which had an increase in costs and the acquisition of properties with operating expense obligations.

The increase in general and administrative expense of $1.7 million was primarily due to a $2.1 million increase in personnel costs.

Non-operating income decreased $6.2 million primarily due to the satisfaction of notes receivable resulting in less interest earned and reduced interest income earned on a note receivable that was in default secured by an office property in Schaumburg, Illinois.

The change in the value of our forward equity commitment of $2.0 million was primarily due to the settlement of the commitment in October 2011.

The litigation reserve of $2.8 million in 2012 relates to a litigation that has been settled with a payment by us of $2.8 million.

The increase in debt satisfaction charges, net, of $9.5 million was primarily due to the conversion of $31.1 million 6.00% Convertible Notes in 2012 and the write-off of deferred financing costs relating to the satisfaction of the $60.6 million term loans during the first quarter of 2012.

The gain on acquisition of $167.9 million primarily represents the gain recognized in 2012 due to the increase in fair value of our investment in NLS at the date of acquisition of the remaining interest in NLS.

Impairment charges decreased by $12.7 million due to the timing of triggering events on properties held and used in operations.

The increase in the provision for income taxes of $1.8 million was primarily the result of the write-off of a deferred tax liability relating to the transfer of certain assets from our wholly-owned taxable REIT subsidiary to the REIT itself during the first quarter of 2011.

The decrease in equity in earnings (losses) of non-consolidated entities of $8.8 million was primarily due to (1) a $9.3 million decrease in earnings from NLS primarily due to the consolidation of NLS on September 1, 2012, (2) a $1.4 million reduction due to the consolidation in 2012 of a previously non-consolidated property and (3) a reduction in earnings from various joint ventures of $1.5 million, offset by a $1.8 million increase in earnings recognized on our interests in Concord and CDH CDO and a $1.6 million impairment charge recognized in 2011 on an investment in a non-consolidated entity.

Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $89.3 million was primarily due to a decrease in impairment charges of $94.7 million, an increase in gains on sales of properties of $6.7 million and a decrease in debt satisfaction charges, net, of $0.4 million, offset in part by a $12.6 million increase in loss from discontinued operations.

The increase in net income attributable to noncontrolling interests of $14.5 million was primarily due to a decrease in impairment charges incurred by non-wholly owned entities.

The increase in net income attributable to common shareholders of $260.5 million was primarily due to the items discussed above.

Same-Store Results

Same-store results include all consolidated properties except properties acquired and sold in 2013 and 2012. Our historical same-store occupancy was 97.6% at December 31, 2013 compared to 98.3% at December 31, 2012. The following presents our consolidated same-store net operating income, or NOI, for the years ended December 31, 2013 and 2012 ($000):

	2013	2012
Total base rent	$270,770	$268,624
Tenant reimbursements and other	28,520	27,950
Property operating expenses	(57,394)	(54,309)
Same-store NOI - Cash basis	$241,896	$242,265

The change in our same-store NOI from 2012 to 2013 was a decrease of 0.2%. This was primarily due to an increase in property operating expenses due to the timing of new tenant leases and the establishment of base years for certain tenants. While our same-store NOI declined year-to-year, we expect this trend to reverse as a result of our fixed annual base rent escalations, which are in approximately half of the leases in our consolidated portfolio.

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

The following presents a reconciliation of net income (loss) attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for each of the years in the three year period ended December 31, 2013 (unaudited and dollars in thousands, except per share amounts):

	2013	2012	2011
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to Lexington Realty Trust shareholders	$1,630	$180,316	$(79,584)
Adjustments:
Depreciation and amortization	175,023	163,890	160,689
Impairment charges - real estate, including nonconsolidated joint venture real estate	35,485	9,969	122,254
Noncontrolling interests - OP units	1,157	1,192	578
Amortization of leasing commissions	5,562	4,838	3,918
Joint venture and noncontrolling interest adjustment	2,264	560	(23,309)
Preferred dividends - Series B & D	(3,543)	(14,001)	(17,852)
Gains on sales of properties, net of tax	(21,755)	(13,291)	(6,557)
Gain on sale - joint venture investment	—	(7,000)	—
Gain on acquisition	—	(167,864)	—
Interest and amortization on 6.00% Convertible Notes	3,113	8,953	9,307
Reported Company FFO	198,936	167,562	169,444
Debt satisfaction charges, net	16,442	9,658	561
Impairment loss - loan receivable	13,939	—	—
Forward equity commitment	—	—	(2,030)
Gain on loan sales - joint venture	—	—	(1,927)
Litigation reserve	—	2,775	—
Other	795	603	3,966
Company FFO, as adjusted	$230,112	$180,598	$170,014

Per Share Amounts
Basic:
Reported Company FFO	$0.89	$0.91	$0.95
Company FFO, as adjusted	$1.02	$0.98	$0.97

Diluted:
Reported Company FFO	$0.88	$0.91	$0.95
Company FFO, as adjusted	$1.02	$0.98	$0.97

Basic:	2013	2012	2011
Weighted-average common shares outstanding - EPS basic	209,797,238	159,109,424	152,473,336
6.00% Convertible Notes	5,578,043	15,805,245	16,232,862
Non-vested share-based payment awards	404,768	244,366	130,684
Operating Partnership Units	4,146,931	4,438,708	4,725,798
Preferred Shares - Series C	4,710,570	4,712,421	5,043,521
Weighted-average common shares outstanding - basic	224,637,550	184,310,164	178,606,201
Adjustments:
Forward equity commitment settlement	—	—	(2,760,608)
Weighted-average common shares outstanding - basic, as adjusted	224,637,550	184,310,164	175,845,593

Diluted:
Weighted-average common shares outstanding - basic	224,637,550	184,310,164	178,606,201
Options - Incremental shares	806,962	306,449	208,463
Weighted-average common shares outstanding - diluted	225,444,512	184,616,613	178,814,664
Adjustments:
Forward equity commitment settlement	—	—	(2,760,608)
Weighted-average common shares outstanding - diluted, as adjusted	225,444,512	184,616,613	176,054,056

Off-Balance Sheet Arrangements

As of December 31, 2013, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries and joint ventures.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2013 ($000's):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Mortgages and notes payable(1)	$123,212	$301,591	$168,899	$89,035	$37,764	$476,988	$1,197,489
Credit facility borrowings(2)	—	—	—	48,000	—	—	48,000
Term loans payable	—	—	—	—	151,000	255,000	406,000
Senior notes payable(3)	—	—	—	—	—	250,000	250,000
Convertible notes payable(4)	—	—	—	28,991	—	—	28,991
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable - fixed rate(5)	92,442	79,160	68,183	53,353	43,862	155,947	492,947
Operating lease obligations(6)	6,448	6,411	4,962	4,875	4,645	39,484	66,825
	$222,102	$387,162	$242,044	$224,254	$237,271	$1,306,539	$2,619,372

1.	Includes balloon payments.

2.	Excludes $7.6 million in outstanding letters of credit.

3.	Amounts exclude debt discount of $2.3 million.

4.	Matures in 2030, however holders have the right to redeem the notes on 01/15/17, 01/15/20 and 01/15/25. Amounts exclude debt discount of $1.5 million.

5.	Includes variable-rate debt subject to interest rate swap agreements.

6.
Includes ground lease payments and office rents. Amounts disclosed do not include rents that adjust to fair market value. In addition, certain ground lease payments due under bond leases allow for a right of offset between the lease obligation and the debt service and accordingly are not included.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable rate debt and fixed rate debt. As of December 31, 2013, we had $48.0 million of consolidated variable rate indebtedness not subject to an outstanding interest rate swap agreement. As of December 31, 2012, there was no consolidated variable rate indebtedness not subject to an interest rate swap agreement outstanding. During 2013 and 2012, our variable rate indebtedness had a weighted-average interest rate of 2.0% and 2.5%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2013 and 2012 would have been increased by approximately $1.1 million and $0.6 million, respectively. As of December 31, 2013 and 2012, our consolidated fixed rate debt was approximately $2.0 billion and $1.9 billion, respectively, which represented 97.7% and 100.0%, respectively, of total long-term indebtedness in each year.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of December 31, 2013 and are indicative of the interest rate environment as of December 31, 2013, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $2.0 billion as of December 31, 2013.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We generally enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2013, we have eight interest rate swap agreements in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL
OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2013. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based upon the assessment performed, management believes that our internal control over financial reporting is effective as of December 31, 2013.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued a report which is included on page 62 of this Annual Report.

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:
We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexington Realty Trust’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 26, 2014

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexington Realty Trust and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and the related financial statement schedule III, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 26, 2014

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2013	2012
Assets:
Real estate, at cost	$3,812,294	$3,564,466
Real estate - intangible assets	762,157	685,914
Investments in real estate under construction	74,350	65,122
	4,648,801	4,315,502
Less: accumulated depreciation and amortization	1,223,381	1,150,417
Real estate, net	3,425,420	3,165,085
Cash and cash equivalents	77,261	34,024
Restricted cash	19,953	26,741
Investment in and advances to non-consolidated entities	18,442	27,129
Deferred expenses (net of accumulated amortization of $28,587 in 2013 and $24,402 in 2012)	66,827	57,549
Loans receivable, net	99,443	72,540
Rent receivable - current	10,087	7,355
Rent receivable – deferred	19,473	—
Other assets	35,375	27,780
Total assets	$3,772,281	$3,418,203
Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,197,489	$1,415,961
Credit facility borrowings	48,000	—
Term loans payable	406,000	255,000
Senior notes payable	247,707	—
Convertible notes payable	27,491	78,127
Trust preferred securities	129,120	129,120
Dividends payable	40,018	31,351
Accounts payable and other liabilities	39,642	70,367
Accrued interest payable	9,627	11,980
Deferred revenue - including below market leases (net of accumulated accretion of $40,740 in 2013 and $44,706 in 2012)	69,667	79,908
Prepaid rent	18,037	13,224
Total liabilities	2,232,798	2,085,038

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Series D Cumulative Redeemable Preferred, liquidation preference $155,000; 6,200,000 shares issued and outstanding	—	149,774
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 228,663,022 and 178,616,664 shares issued and outstanding in 2013 and 2012, respectively	23	18
Additional paid-in-capital	2,717,787	2,212,949
Accumulated distributions in excess of net income	(1,300,527)	(1,143,803)
Accumulated other comprehensive income (loss)	4,439	(6,224)
Total shareholders’ equity	1,515,738	1,306,730
Noncontrolling interests	23,745	26,435
Total equity	1,539,483	1,333,165
Total liabilities and equity	$3,772,281	$3,418,203

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2013	2012	2011
Gross revenues:
Rental	$366,591	$299,956	$261,117
Advisory and incentive fees	855	1,806	2,012
Tenant reimbursements	30,994	28,418	29,169
Total gross revenues	398,440	330,180	292,298
Expense applicable to revenues:
Depreciation and amortization	(174,272)	(152,296)	(145,712)
Property operating	(62,195)	(56,043)	(54,395)
General and administrative	(28,973)	(23,933)	(22,190)
Non-operating income	8,515	6,825	12,985
Interest and amortization expense	(91,271)	(93,677)	(101,401)
Debt satisfaction gains (charges), net	(25,397)	(9,480)	45
Change in value of forward equity commitment	—	—	2,030
Gain on acquisition	—	167,864	—
Litigation reserve	—	(2,775)	—
Impairment charges and loan loss	(35,579)	(4,262)	(17,008)
Income (loss) before benefit (provision) for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	(10,732)	162,403	(33,348)
Benefit (provision) for income taxes	(3,259)	(940)	882
Equity in earnings (losses) of non-consolidated entities	(157)	21,531	30,334
Income (loss) from continuing operations	(14,148)	182,994	(2,132)
Discontinued operations:
Income (loss) from discontinued operations	(761)	(5,599)	6,951
Provision for income taxes	(1,735)	(163)	(113)
Debt satisfaction gains (charges), net	8,955	(178)	(606)
Gains on sales of properties	24,472	13,291	6,557
Impairment charges	(12,920)	(5,707)	(100,435)
Total discontinued operations	18,011	1,644	(87,646)
Net income (loss)	3,863	184,638	(89,778)
Less net (income) loss attributable to noncontrolling interests	(2,233)	(4,322)	10,194
Net income (loss) attributable to Lexington Realty Trust shareholders	1,630	180,316	(79,584)
Dividends attributable to preferred shares – Series B – 8.05% rate	—	(2,298)	(6,149)
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,290)	(6,655)
Dividends attributable to preferred shares – Series D – 7.55% rate	(3,543)	(11,703)	(11,703)
Allocation to participating securities	(656)	(1,087)	(368)
Deemed dividend – Series B	—	(2,346)	(95)
Redemption discount – Series C	—	229	833
Deemed dividend – Series D	(5,230)	—	—
Net income (loss) attributable to common shareholders	$(14,089)	$156,821	$(103,721)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$(0.15)	$0.99	$(0.20)
Income (loss) from discontinued operations	0.08	—	(0.48)
Net income (loss) attributable to common shareholders	$(0.07)	$0.99	$(0.68)
Weighted-average common shares outstanding – basic	209,797,238	159,109,424	152,473,336
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$(0.15)	$0.93	$(0.20)
Income (loss) from discontinued operations	0.08	—	(0.48)
Net income (loss) attributable to common shareholders	$(0.07)	$0.93	$(0.68)
Weighted-average common shares outstanding – diluted	209,797,238	179,659,826	152,473,336
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$(31,777)	$156,709	$(30,194)
Income (loss) from discontinued operations	17,688	112	(73,527)
Net income (loss) attributable to common shareholders	$(14,089)	$156,821	$(103,721)
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2013	2012	2011
Net income (loss)	$3,863	$184,638	$(89,778)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	10,663	(8,162)	2,044
Other comprehensive income (loss)	10,663	(8,162)	2,044
Comprehensive income (loss)	14,526	176,476	(87,734)
Comprehensive (income) loss attributable to noncontrolling interests	(2,233)	(4,322)	10,194
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$12,293	$172,154	$(77,540)
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2013

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	8,135,400	$243,790	178,616,664	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	202,241	—	1,053	—	—	(1,053)
Repurchase of preferred shares	(155,004)	(6,200,000)	(149,774)	—	—	—	(5,230)	—	—
Acquisition of consolidated joint venture partners' equity interest	(8,918)	—	—	—	—	—	(8,918)	—	—
Issuance of common shares upon conversion of Convertible Notes	60,686	—	—	7,944,673	1	60,685	—	—	—
Forfeiture of employee common shares	(20)	—	—	(3,571)	—	(20)	—	—	—
Exercise of employee common share options	2,289	—	—	955,478	—	2,289	—	—	—
Issuance of common shares and deferred compensation amortization, net	440,835	—	—	40,947,537	4	440,831	—	—	—
Dividends/distributions	(148,076)	—	—	—	—	—	(144,206)	—	(3,870)
Net income	3,863	—	—	—	—	—	1,630	—	2,233
Other comprehensive income	10,663	—	—	—	—	—	—	10,663	—
Balance December 31, 2013	$1,539,483	1,935,400	$94,016	228,663,022	$23	$2,717,787	$(1,300,527)	$4,439	$23,745

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,863	$184,638	$(89,778)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	183,833	171,969	168,288
Gain on acquisition	—	(167,864)	—
Gains on sales of properties	(24,472)	(13,291)	(6,557)
Debt satisfaction charges, net	3,989	8,062	311
Impairment charges and loan losses	48,499	9,969	117,443
Straight-line rents	(23,538)	(7,372)	(1,763)
Other non-cash (income) expense, net	5,248	(1,139)	(6,364)
Equity in earnings (losses) of non-consolidated entities	157	(21,531)	(30,334)
Distributions of accumulated earnings from non-consolidated entities, net	918	7,498	11,549
Deferred taxes, net	752	(186)	(1,799)
Increase (decrease) in accounts payable and other liabilities	6,223	(598)	1,589
Change in rent receivable and prepaid rent, net	4,420	(1,325)	19,929
Decrease in accrued interest payable	(1,058)	(2,473)	(970)
Other adjustments, net	(2,530)	(2,547)	(1,407)
Net cash provided by operating activities:	206,304	163,810	180,137
Cash flows from investing activities:
Investment in real estate, including intangible assets	(447,571)	(98,083)	(25,811)
Investment in real estate under construction	(106,009)	(113,262)	(69,755)
Capital expenditures	(48,822)	(49,952)	(32,426)
Acquisition of remaining interest in NLS, net of cash acquired of $8,107	—	(1,331)	—
Net proceeds from sale of properties	75,519	155,240	124,039
Principal payments received on loans receivable	2,056	6,841	46,867
Investment in loans receivable	(60,727)	(11,470)	(32,591)
Investments in and advances to non-consolidated entities, net	(8,193)	(20,172)	(19,940)
Proceeds from sale of interest in non-consolidated entity	—	7,000	—
Distributions from non-consolidated entities in excess of accumulated earnings	15,603	351	5,900
Increase in deferred leasing costs	(12,060)	(14,826)	(15,870)
Change in escrow deposits and restricted cash	(7,141)	5,710	(3,405)
Real estate deposits	(238)	(149)	(1,821)
Net cash used in investing activities	(597,583)	(134,103)	(24,813)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(135,539)	(103,295)	(94,861)
Repurchase of exchangeable notes	—	(62,150)	—
Proceeds from senior notes	247,565	—	—
Conversion of convertible notes	(3,270)	(2,427)	—
Principal amortization payments	(34,446)	(31,252)	(31,068)
Principal payments on debt, excluding normal amortization	(347,122)	(288,094)	(105,266)
Change in revolving credit facility borrowing, net	48,000	—	—
Increase in deferred financing costs	(12,307)	(6,431)	(4,214)
Proceeds of mortgages and notes payable	253,500	121,000	15,000
Proceeds from term loans	151,000	255,000	—
Contributions from noncontrolling interests	—	889	2
Cash distributions to noncontrolling interests	(3,870)	(35,381)	(5,811)
Purchase of a noncontrolling interest	(8,918)	—	—
Repurchase of preferred shares	(155,004)	(70,000)	(15,456)
Payments on forward equity commitment, net	—	—	(2,313)
Issuance of common shares, net	434,927	162,747	99,730
Net cash provided by (used in) financing activities	434,516	(59,394)	(144,257)
Change in cash and cash equivalents	43,237	(29,687)	11,067
Cash and cash equivalents, at beginning of year	34,024	63,711	52,644
Cash and cash equivalents, at end of year	$77,261	$34,024	$63,711
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that owns a diversified portfolio of equity and debt investments in single-tenant properties and land. The Company also provides investment advisory and asset management services to investors in the single-tenant area. As of December 31, 2013 and 2012, the Company had equity ownership interests in approximately 220 consolidated properties located in 41 states. A majority of the real properties in which the Company had an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, (2) operating partnerships in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests (“OP units”) or (3) Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS. As of December 31, 2013, the Company controlled one operating partnership: Lepercq Corporate Income Fund L.P. (“LCIF”). On December 30, 2013, another operating partnership, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into LCIF, with LCIF as the surviving entity. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.

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

Non-Consolidated Variable Interest Entities. At December 31, 2013 and 2012, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs. The Company is obligated to fund certain amounts as discussed in note 4.
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

Accounts Receivable. The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2013 and 2012, the Company's allowance for doubtful accounts was not significant.

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

Impairment of Real Estate. The Company evaluates the carrying value of all tangible and intangible real estate assets held for investment for possible impairment when an event or change in circumstance has occurred that indicates its carrying value may not be recoverable. The evaluation includes estimating and reviewing anticipated future undiscounted cash flows to be derived from the asset. If such cash flows are less than the asset's carrying value, an impairment charge is recognized to the extent by which the asset's carrying value exceeds its estimated fair value, which may be below the balance of any non-recourse financing. Estimating future cash flows and fair values is highly subjective and such estimates could differ materially from actual results.

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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2013, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statement of operations captions including activities for properties sold during 2013, which are presented as discontinued operations.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2013:

	2013	2012	2011
BASIC
Income (loss) from continuing operations attributable to common shareholders	$(31,777)	$156,709	$(30,194)
Income (loss) from discontinued operations attributable to common shareholders	17,688	112	(73,527)
Net income (loss) attributable to common shareholders	$(14,089)	$156,821	$(103,721)
Weighted-average number of common shares outstanding	209,797,238	159,109,424	152,473,336
Income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$0.99	$(0.20)
Income (loss) from discontinued operations	0.08	—	(0.48)
Net income (loss) attributable to common shareholders	$(0.07)	$0.99	$(0.68)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

	2013	2012	2011
DILUTED:
Income (loss) from continuing operations attributable to common shareholders	$(31,777)	$156,709	$(30,194)
Impact of assumed conversions:
Share Options	—	—	—
Operating Partnership Units	—	1,585	—
6.00% Convertible Guaranteed Notes	—	8,953	—
Income (loss) from continuing operations attributable to common shareholders	(31,777)	167,247	(30,194)
Income (loss) from discontinued operations attributable to common shareholders	17,688	112	(73,527)
Impact of assumed conversions:
Operating Partnership Units	—	(392)	—
Income (loss) from discontinued operations attributable to common shareholders	17,688	(280)	(73,527)
Net income (loss) attributable to common shareholders	$(14,089)	$166,967	$(103,721)

Weighted-average common shares outstanding - basic	209,797,238	159,109,424	152,473,336
Effect of dilutive securities:
Share Options	—	306,449	—
Operating Partnership Units	—	4,438,708	—
6.00% Convertible Guaranteed Notes	—	15,805,245	—
Weighted-average common shares outstanding	209,797,238	179,659,826	152,473,336

Income (loss) per common share:
Income (loss) from continuing operations	$(0.15)	$0.93	$(0.20)
Income (loss) from discontinued operations	0.08	—	(0.48)
Net income (loss) attributable to common shareholders	$(0.07)	$0.93	$(0.68)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(4)	Investments in Real Estate and Real Estate Under Construction

The Company's real estate, net, consists of the following at December 31, 2013 and 2012:

	2013	2012
Real estate, at cost:
Buildings and building improvements	$3,008,709	$2,969,050
Land, land estates and land improvements	793,418	581,199
Fixtures and equipment	5,861	7,705
Construction in progress	4,306	6,512
Real estate intangibles:
In-place lease values	486,743	401,503
Tenant relationships	172,640	179,655
Above-market leases	102,774	104,756
Investments in real estate under construction	74,350	65,122
	4,648,801	4,315,502
Accumulated depreciation and amortization(1)	(1,223,381)	(1,150,417)
Real estate, net	$3,425,420	$3,165,085

(1)
Includes accumulated amortization of real estate intangible assets of $447,764 and $412,349 in 2013 and 2012, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $44,003 in 2014, $34,932 in 2015, $28,640 in 2016, $25,239 in 2017 and $21,498 in 2018.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $59,781 and $71,513, respectively as of December 31, 2013 and 2012. The estimated accretion for the next five years is $5,176 in 2014, $4,489 in 2015, $3,380 in 2016, $2,935 in 2017 and $2,911 in 2018.
The Company, through property owner subsidiaries, completed the following acquisitions and build-to-suit transactions during 2013 and 2012:
2013:

							Real Estate Intangibles
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Above Market Lease Value	Lease in-place Value
Industrial	Long Island City, NY	February 2013	$42,124	03/2028	$—	$42,124	$—	$—
Industrial	Houston, TX	March 2013	$81,400	03/2038	$15,055	$57,949	$—	$8,396
Office (1)	Denver, CO	April 2013	$34,547	04/2028	$2,207	$26,724	$—	$5,616
Retail(2)	Tuscaloosa, AL	May 2013	$8,397	05/2028	$2,793	$5,604	$—	$—
Land(3)	New York, NY	October 2013	$302,000	10/2112	$224,935	$—	$—	$77,065
Land	Danville, VA	October 2013	$4,727	01/2029	$3,454	$—	$673	$600
Retail(4)	Albany, GA	November 2013	$7,074	11/2028	$1,468	$5,606	$—	$—
Office(5)	Various	December 2013	$13,144	12/2033	$1,522	$10,374	$—	$1,248
Office	Omaha, NE	December 2013	$39,125	11/2033	$2,058	$32,343	$—	$4,724
			$532,538		$253,492	$180,724	$673	$97,649

Weighted-average life of intangible assets (years)							15.3	82.5

(1)	The Company incurred additional tenant related costs of $3,825.

(2)	The Company incurred leasing costs of $323. The property was sold in September 2013.

(3)	Includes three properties.

(4)	The Company incurred leasing costs of $338.

(5)	Includes four properties. One property was under construction at December 31, 2013, $1,969 of construction in progress costs are included in building and improvements above.

In addition, during 2013, the Company deposited $638 toward the purchase of a to-be-built industrial property in Lewisburg, Tennessee for an estimated cost of $12,767. Substantial completion of the property is expected to occur in the second quarter of 2014 although there can be no assurance that the acquisition will be consummated.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

2012:

							Real Estate Intangibles
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value	Tenant Relationships Value
Office	Huntington, WV	January 2012	$12,558	11/2026	$1,368	$9,527	$1,405	$258
Office	Florence, SC	February 2012	$5,094	02/2024	$774	$3,629	$505	$186
Land/ Infrastructure	Missouri City, TX	April 2012	$23,000	04/2032	$14,555	$5,895	$2,135	$415
Industrial	Shreveport, LA	June 2012	$12,941	03/2022	$1,078	$10,134	$1,590	$139
Retail	Valdosta, GA(1)	August 2012	$7,791	08/2027	$2,128	$5,663	$—	$—
Office	Jessup, PA	August 2012	$24,917	08/2027	$2,520	$17,656	$3,336	$1,405
Office	Saint Joseph, MO	September 2012	$17,571	06/2027	$607	$14,004	$2,528	$432
Retail	Opelika, AL(1)	November 2012	$7,978	11/2027	$1,446	$6,532	$—	$—
Office	Phoenix, AZ	December 2012	$53,200	12/2029	$5,585	$36,099	$8,956	$2,560
Office	Eugene, OR	December 2012	$17,558	11/2027	$1,541	$13,099	$2,414	$504
			$182,608		$31,602	$122,238	$22,869	$5,899

Weighted-average life of intangible assets (years)							15.7	16.0
(1) Incurred leasing costs of $488 for Valdosta and $355 for Opelika. Properties were sold in 2013.

The Company recognized aggregate acquisition expenses of $812 and $947 in 2013 and 2012, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations.

The Company is engaged in various forms of build-to-suit development activities. The Company, through lender subsidiaries and property owner subsidiaries, may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct build-to-suit projects subject to a single-tenant lease and agree to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) hire developers to construct built-to-suit projects on owned properties leased to single tenants, (3) fund the construction of build-to-suit projects on owned properties pursuant to the terms in single-tenant lease agreements or (4) enter into purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon completion. As of December 31, 2013, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution ($ millions)	Lease Term (Years)	Estimated Completion Date
Rantoul, IL	Industrial	813,000	$42.6	20	1Q 14
Bingen, WA	Industrial	124,000	$18.9	12	2Q 14
Las Vegas, NV	Industrial	180,000	$29.6	20	3Q 14
Richmond, VA	Office	279,000	$98.6	15	3Q 15
		1,396,000	$189.7

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of December 31, 2013 and 2012, the Company's aggregate investment in development arrangements was $74,350 and $65,122, respectively, which includes $1,472 and $1,291 of interest capitalized during 2013 and 2012, respectively, and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets.

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

The Company recognized gross revenues from continuing operations of $42,576 and $14,504 and net losses of $4,419 and $1,667 from NLS properties in 2013 and 2012, respectively.

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

(5)	Sales of Real Estate and Discontinued Operations

For the years ended December 31, 2013, 2012 and 2011, the Company disposed of its interests in certain properties (excluding Pemlex LLC, see note 9) generating aggregate net proceeds of $75,519, $142,022 and $124,039, respectively, which resulted in gains on sales of $24,472, $13,291 and $6,557, respectively. For the years ended December 31, 2013, 2012 and 2011, the Company recognized net debt satisfaction gains (charges) relating to these properties of $8,955, $(178) and $(606), respectively. These gains (charges) are included in discontinued operations.

At December 31, 2013 and 2012, the Company had no properties classified as held for sale.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2013, 2012 and 2011:

	Year Ending December 31,
	2013	2012	2011
Total gross revenues	$7,577	$22,591	$44,247
Pre-tax net income (loss), including gains on sales	$19,746	$1,807	$(87,533)

(6)	Impairment of Real Estate Investments

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

During 2013, 2012 and 2011, the Company recognized aggregate impairment charges of $21,640, $4,262 and $17,008, respectively, on real estate assets classified in continuing operations. The Company has explored the possible disposition of some non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values.

During 2013, 2012 and 2011, the Company recognized $12,920, $5,707 and $100,435, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)	Loans Receivable

As of December 31, 2013 and 2012, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves are comprised primarily of first and second mortgage loans and mezzanine loans on real estate aggregating $99,443 and $72,540, respectively.
The following is a summary of our loans receivable as of December 31, 2013 and 2012:

	Loan carrying-value(1)
Loan	12/31/2013	12/31/2012	Interest Rate	Maturity Date
Norwalk, CT(2)	$28,186	$3,479	7.50%	11/2014
Homestead, FL(3)	10,239	8,036	7.50%	08/2014
Schaumburg, IL(4)	—	21,885	20.00%	01/2012
Westmont, IL(5)	12,610	26,902	6.45%	10/2015
Southfield, MI	6,610	7,364	4.55%	02/2015
Austin, TX	2,389	2,038	16.00%	10/2018
Kennewick, WA(6)	37,030	—	9.00%	05/2022
Other	2,379	2,836	8.00%	2021-2022
	$99,443	$72,540

(1)	Loan carrying value includes accrued interest and is net of origination costs, loan losses and fee eliminations, if any.

(2)	The Company is committed to lend up to $32,600.

(3)	The Company is committed to lend up to $10,660.

(4)
Borrower defaulted on the loan. The Company did not record interest of $2,939 and $2,647 in 2013 and 2012, respectively, representing the interest earned since default. In 2013, the Company foreclosed on the borrower and acquired the office property collateral which is net leased through December 2022.

(5)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Company recognized an impairment of $13,939 during 2013. During 2013, the Company recognized $1,737 of interest income relating to the impaired loan and the loan had an average recorded investment value of $25,562. At December 31, 2013, the impaired loan receivable had a net carrying value of $12,610 and a contractual unpaid balance of $26,549.

(6)	The Company is committed to lend up to $85,000. During construction advances accrue interest at 6.5% per annum. Estimated construction completion is March 2014.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2013, the financing receivables were performing as anticipated other than the Westmont, Illinois loan as discussed above and there were no other significant delinquent amounts outstanding.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)	Fair Value Measurements

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring basis as of December 31, 2013 and 2012 and non-recurring basis during the year ended December 31, 2013 and 2012, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4,439	$—	$4,439	$—
Impaired real estate assets*	$12,549	$—	$—	$12,549
Impaired loan receivable*	$12,610	$—	$—	$12,610
Impaired investments in and advances to non-consolidated entities*	$683	$—	$—	$683
*Represents a non-recurring fair value measurement.

		Fair Value Measurements Using
Description	2012	(Level 1)	(Level 2)	(Level 3)
Interest rate swap liability	$(6,556)	$—	$(6,556)	$—
Impaired real estate assets*	$3,327	$—	$—	$3,327
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2013 and 2012:

	As of December 31, 2013		As of December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$99,443	$95,734	$72,540	$61,734

Liabilities
Debt (Level 3)	$2,055,807	$2,028,558	$1,878,208	$1,835,157

The majority of the inputs used to value the Company's interest rate swap asset (liability) fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2013 and 2012, the Company determined that the credit valuation adjustment relative to the overall interest rate swap asset (liability) is not significant. As a result, the entire interest rate swap asset (liability) has been classified in Level 2 of the fair value hierarchy.

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

(9)	Investment in and Advances to Non-Consolidated Entities
In October 2013, the Company formed a joint venture, in which the Company has a 15.0% interest, that acquired a portfolio of veterinary hospitals for $39,456, which are net leased for a 20-year term. The acquisition was partially funded by a $18,791 non-recourse mortgage loan with a fixed interest rate of 4.01% and maturity of November 2018.

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

During 2012, the Company formed two joint ventures in which it has a minority interest. One joint venture acquired a retail property in Palm Beach Gardens, Florida for $29,750 which was net leased for an approximate 15-year term. The Company had a 36% interest in the venture and provided a $12,000 non-recourse mortgage loan to the venture which was repaid in full in February 2013. The Company received a distribution of $2,557 in March 2013, a portion of which represented a return of capital reducing the Company's ownership interest to 25%.

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

In July 2012, the Company sold its interest in Pemlex LLC, a consolidated subsidiary, for $13,218 in connection with its restructuring. No gain or loss was recognized in the transaction as the investment was sold at its cost basis.

The Company's investments in Concord Debt Holding LLC and CDH CDO LLC were valued at zero and the Company recognized income on the cash basis. During 2012, the Company sold all of its interest in Concord Debt Holding LLC and CDH CDO LLC for $7,000 in cash.

Other. During 2013 and 2011, the Company recognized other-than-temporary impairment charges on a non-consolidated joint venture acquired in the merger with Newkirk due to changes in the Company's estimate of net proceeds to be received upon liquidation of the joint venture. Accordingly, the Company recognized $925 and $1,559, respectively, in impairment charges in equity in earnings (losses) of non-consolidated entities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company's remaining equity method investments consist of interests in six partnerships with ownership percentages ranging between 27% and 40%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. The partnerships are encumbered by $27,793 in mortgage debt (the Company's proportionate share is $9,737) with interest rates ranging from 5.2% to 10.6% with a weighted-average rate of 7.2% and maturity dates ranging from 2015 to 2016.

LRA earns advisory fees from certain of these non-consolidated entities, including NLS, for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments were $512, $875 and $804 for the years ended December 31, 2013, 2012 and 2011, respectively.

(10)	Mortgages and Notes Payable
The Company had outstanding mortgages and notes payable of $1,197,489 and $1,415,961 as of December 31, 2013 and 2012, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at December 31, 2013 and the mortgages and notes payable mature between 2014 and 2027. Interest rates, including imputed rates, ranged from 3.6% to 8.5% at December 31, 2012. The weighted-average interest rate at December 31, 2013 and 2012 was approximately 5.3% and 5.6%, respectively.

On February 12, 2013, the Company refinanced its $300,000 secured revolving credit facility with a $300,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The unsecured revolving credit facility bore interest at LIBOR plus 1.50% to 2.05% based on the Company’s leverage ratio, as defined therein. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s Investor Services, Inc. (“Moody’s”) and Standard & Poor’s Rating Services (“S&P”), the interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of December 31, 2013) depending on the Company's unsecured investment-grade debt rating. In addition, the Company increased its availability under the unsecured revolving credit facility from $300,000 to $400,000. At December 31, 2013, the unsecured revolving credit facility had $48,000 outstanding, outstanding letters of credit of $7,644 and availability of $344,356, subject to covenant compliance.
In connection with the refinancing discussed above, the Company also procured a 5-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, required regular payments of interest only at interest rates ranging from LIBOR plus 1.45% to 2.00% dependent on the Company's leverage ratio, as defined therein and can be prepaid without penalty. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the unsecured term loan ranges from LIBOR plus 1.10% to 2.10% (1.35% as of December 31, 2013) depending on the Company’s unsecured investment-grade debt rating. In 2013, the Company entered into interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.05% through February 2018 on the $151,000 of outstanding LIBOR-based borrowings (see note 22).
During 2012, the Company procured a $255,000 secured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan required regular payments of interest only at interest rates ranging from LIBOR plus 2.00% to 2.85% dependent on the Company's leverage ratio, as defined therein. Since the Company has obtained an investment-grade unsecured debt rating from both Moody’s and S&P, the interest rate under the secured term loan ranges from LIBOR plus 1.50% to 2.25% (1.75% as of December 31, 2013) depending on the Company's unsecured investment-grade debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. During 2012, the Company entered into interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings. The term loan was initially secured by ownership interest pledges by certain subsidiaries that collectively owned a borrowing base of properties.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at December 31, 2013.
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $(11,861), $(16) and $45 for the years ended December 31, 2013, 2012 and 2011, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $2,397, $3,062 and $1,792 in interest, including discontinued operations, for the years ended 2013, 2012 and 2011, respectively.
Mortgages payable and secured loans are generally collateralized by real estate and the related leases. Certain mortgages payable have yield maintenance or defeasance requirements relating to any prepayments. In addition, certain mortgages are cross-collateralized and cross-defaulted.
Scheduled principal and balloon payments for mortgages, notes payable, credit facility borrowings and term loans for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$123,212
2015	301,591
2016	168,899
2017	137,035
2018	188,764
Thereafter	731,988
$1,651,489

(11)	Senior Notes, Convertible Notes, Exchangeable Notes and Trust Preferred Securities
In June 2013, the Company issued $250,000 aggregate principal amount of 4.25% Senior Notes due 2023 (“Senior Notes”) at an issuance price of 99.026% of the principal amount. The Senior Notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. The Company issued these Senior Notes at an initial discount of $2,435 which is being recognized as additional interest expense over the term of the Senior Notes. The Senior Notes are rated Baa2 and BBB- by Moody’s and S&P, respectively.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. As of the date of filing this Annual Report, the notes have a conversion rate of 147.8206 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.76 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During 2013 and 2012, $54,905 and $31,104 aggregate principal amount of the notes were converted for 7,944,673 and 4,487,060 common shares and an aggregate cash payment of $3,270 and $2,427 plus accrued and unpaid interest, respectively. The Company recognized aggregate debt satisfaction charges of $13,536 and $7,842, during 2013 and 2012, respectively, relating to the conversions.

In 2013, the Company obtained the release of all guarantees, other than the Company's operating partnership, under the indentures for the Senior Notes and the 6.00% Convertible Guaranteed Notes, the term loan agreements and the unsecured revolving credit facility.

During 2007, the Company issued an aggregate $450,000 of 5.45% Exchangeable Guaranteed Notes due in 2027. During 2012, the Company repurchased and retired all remaining outstanding original principal amount of the notes for a cash payment of $62,150. This resulted in debt satisfaction charges, net of $44.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes
Balance Sheets:	December 31, 2013	December 31, 2012
Principal amount of debt component	$28,991	$83,896
Unamortized discount	(1,500)	(5,769)
Carrying amount of debt component	$27,491	$78,127
Carrying amount of equity component	$(26,032)	$3,654
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$14,296	$42,579

Statements of Operations:	2013	2012	2011
6.00% Convertible Guaranteed Notes
Coupon interest	$2,296	$6,634	$6,900
Discount amortization	658	1,868	1,938
	$2,954	$8,502	$8,838
5.45% Exchangeable Guaranteed Notes
Coupon interest	$—	$188	$3,387
Discount amortization	—	34	664
	$—	$222	$4,051

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of December 31, 2013 and 2012, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$—
2015	—
2016	—
2017(1)	28,991
2018	—
Thereafter	379,120
408,111
Debt discounts	(3,793)
$404,318

(1)	Although the 6.00% Convertible Guaranteed Notes mature in 2030, the notes can be put to the Company in 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(12)	Derivatives and Hedging Activities

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

The Company has designated the interest rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on $406,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In 2012, the Company settled the 2008 interest rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which was amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the aggregate $406,000 term loans. During the next 12 months, the Company estimates that an additional $4,344 will be reclassified as an increase to interest expense if the swaps remain outstanding.

As of December 31, 2013, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	8	$406,000

Derivatives Not Designated as Hedges. The Company does not use derivatives for trading or speculative purposes. During 2008, the Company entered into a forward purchase equity commitment with a financial institution to finance the repurchase of 3,500,000 common shares of the Company at $5.60 per share under the Company's common share repurchase plan as approved by the Company's Board of Trustees. The Company recognized earnings during 2011 of $2,030, primarily relating to the increase in the fair value of the common shares held as collateral. The Company settled this commitment in October 2011 through a cash payment of $4,024 and retired 3,974,645 common shares.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2013 and 2012.

	As of December 31, 2013		As of December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset (Liability)	Other Assets	$4,439	Accounts Payable and Other Liabilities	$(6,556)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2013 and 2012:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2013	2012		2013	2012
Interest Rate Swap	$7,559	$(8,886)	Interest expense	$3,104	$724

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2013, the Company had not posted any collateral related to the agreements.

(13)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$362,743
2015	334,370
2016	303,455
2017	272,390
2018	249,645
Thereafter	5,767,751
$7,290,354
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

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2014	$5,229
2015	5,203
2016	4,907
2017	4,861
2018	4,645
Thereafter	39,484
$64,329
Rent expense for the leasehold interests, including discontinued operations, was $1,284, $1,198 and $776 in 2013, 2012 and 2011, respectively.
The Company leases its corporate headquarters. The lease expires December 2015, with fixed rent of $1,153 per annum. The Company is also responsible for its proportionate share of operating expenses and real estate taxes above a base year. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's regional offices are $66 for 2014, $55 for 2015 and 2016 and $14 for 2017. Rent expense for 2013, 2012 and 2011 was $1,338, $1,029 and $1,392, respectively.

(14)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2013, 2012 and 2011, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(15)	Equity
Shareholders' Equity:

During 2013, 2012 and 2011, the Company issued 36,012,313, 18,289,557 and 11,109,760 common shares, respectively, through public offerings and under its direct share purchase plan, raising net proceeds of approximately $399,566, $164,429 and $98,953 respectively. During 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of this program. The Company issued 3,409,927 common shares under this program during 2013 and generated aggregate gross proceeds of $36,884. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), outstanding at December 31, 2013. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of the date of filing this Annual Report, each share is currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2013, 2012 and 2011, the Company issued 1,893,409, 643,450 and 609,182 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 16).
During 2013, 2012 and 2011, the Company repurchased/redeemed and retired the following shares of its preferred stock:

	2013	2012	2011
8.05% Series B Cumulative Redeemable Preferred Stock:
Shares redeemed and retired	—	2,740,874	419,126
Redemption cost (2012)(1)/repurchase cost (2011)	$—	$69,459	$10,217
Deemed dividend(2)	$—	$2,346	$95

6.50% Series C Cumulative Convertible Preferred Stock:
Shares repurchased and retired	—	34,800	125,000
Repurchase cost	$—	$1,462	$5,239
Discount (Deemed negative dividend)(2)	$—	$(229)	$(833)

7.55% Series D Cumulative Redeemable Preferred Stock:
Shares redeemed and retired	6,200,000	—	—
Redemption cost(1)	$155,621	$—	$—
Deemed dividend(2)	$5,230	$—	$—

(1)	Includes accrued and unpaid dividends.

(2)
Represents the difference between the redemption/repurchase cost and historical GAAP cost. Accordingly, net income (loss) was adjusted for the deemed dividends/deemed negative dividends to arrive at net income (loss) attributable to common shareholders.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Accumulated other comprehensive income (loss) as of December 31, 2013 and 2012 represented $4,439 and $(6,224), respectively, of unrealized gain (loss) on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2012	$(6,224)
Other comprehensive income before reclassifications	7,559
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	3,104
Balance December 31, 2013	$4,439

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

During 2013, 2012 and 2011, 202,241, 257,427 and 398,927 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $1,053, $1,343 and $2,187, respectively.

Prior to the effective date of the LCIF and LCIF II merger (December 30, 2013), there were approximately 3,618,000 OP units outstanding other than OP units owned by the Company (see note 22). All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	2013	2012	2011
Net income (loss) attributable to Lexington Realty Trust shareholders	$1,630	$180,316	$(79,584)
Transfers from noncontrolling interests:
Increase in additional paid-in-capital for redemption of noncontrolling OP units	1,053	1,343	2,187
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$2,683	$181,659	$(77,397)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(16)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2013, 2012 and 2011. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vest 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vest 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) is $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE is $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $1,037, $1,197 and $1,384 in compensation expense in 2013, 2012 and 2011 respectively. The Company has unrecognized compensation costs of $1,518 relating to the outstanding options as of December 31, 2013. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 were $8,607, $1,603 and $2,100, respectively.
Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2010	4,389,605	$6.23
Exercised	(501,324)	5.16
Balance at December 31, 2011	3,888,281	6.36
Exercised	(408,201)	5.73
Balance at December 31, 2012	3,480,080	6.44
Exercised	(1,519,179)	5.77
Forfeited	(5,200)	7.47
Balance at December 31, 2013	1,955,701	$6.95
As of December 31, 2013, the aggregate intrinsic value of options that were outstanding and exercisable was $4,288.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Non-vested share activity for the years ended December 31, 2013 and 2012, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2011	1,179,585	$8.13
Granted	606,500	9.75
Vested	(320,639)	8.86
Balance at December 31, 2012	1,465,446	8.64
Granted	1,829,400	10.52
Vested	(770,229)	7.14
Forfeited	(3,571)	9.21
Balance at December 31, 2013	2,521,046	$10.46

As of December 31, 2013, of the remaining 2,521,046 non-vested shares, 2,445,906 are subject to time-based vesting and 75,140 are subject to performance-based vesting. At December 31, 2013, there are 3,486,552 awards available for grant. The Company has $22,426 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 4.4 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2013 and 2012, there were 427,531 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $298, $279 and $308 of contributions are applicable to 2013, 2012 and 2011, respectively.
During 2013, 2012 and 2011, the Company recognized $7,145, $3,030 and $2,062, respectively, in expense relating to scheduled vesting and issuance of common share grants.

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

During 2011, the Company advanced an aggregate $20,077 to NLS entities in the form of interest bearing, non-recourse mortgage notes to satisfy maturing non-recourse mortgages. These advances were satisfied in full in 2011.

The Company leases certain properties to entities in which Vornado Realty Trust, a significant shareholder, has an interest. During 2013, 2012 and 2011, the Company recognized $744, $842 and $864, respectively, in rental revenue, including discontinued operations, from these properties. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,225, $919 and $1,281 in 2013, 2012 and 2011, respectively.

In 2012, the Company's Board of Trustees granted a waiver of the Company's Code of Business Conduct and Ethics to allow the Company to enter into a joint venture with an affiliate of its Chairman, which intends to raise capital from foreign investors seeking entry into the United States of America. As of the date of filing this Annual Report, no joint venture agreement has been entered into by the Company with the affiliate of its Chairman.

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

The Company's benefit (provision) for income taxes for the years ended December 31, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
Current:
Federal	$(1,445)	$(371)	$(440)
State and local	(1,675)	(1,156)	(1,043)
NOL utilized	586	401	566
Deferred:
Federal	(595)	141	1,399
State and local	(130)	45	400
	$(3,259)	$(940)	$882

Net deferred tax assets of $106 and $858 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2013 and 2012, respectively. These net deferred tax assets relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax and net operating loss carry forwards.

The income tax benefit (provision) differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2013	2012	2011
Federal provision at statutory tax rate (34%)	$164	$(573)	$(580)
State and local taxes, net of federal benefit	22	(110)	(100)
Other	(3,445)	(257)	1,562
	$(3,259)	$(940)	$882

For the years ended December 31, 2013, 2012 and 2011, the “other” amount is comprised primarily of state taxes of $1,362, $1,042 and $917, respectively, the write-off of deferred tax liabilities (asset) of $(150), $0 and $3,535, respectively, and permanent differences of $1,936, $37, and $17, respectively, relating to the transfer of certain assets of the Company's taxable subsidiaries.

As of December 31, 2013, the Company had no net operating loss carry forwards for income taxes and $1,635 as of December 31, 2012.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2013, is as follows:

	2013	2012	2011
Total dividends per share	$0.60	$0.525	$0.46
Ordinary income	35.53%	95.68%	47.33%
Qualifying dividend	4.11%	0.99%	1.11%
Capital gain	2.09%	—	—
25% rate gain	—	—	—
Return of capital	58.27%	3.33%	51.56%
	100.00%	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series B Cumulative Redeemable Preferred Stock for each of the years in the three-year period ended December 31, 2013, is as follows:

	2013	2012	2011
Total dividends per share	$—	$1.341667	$2.0125
Ordinary income	—	98.98%	97.70%
15% rate - qualifying dividend	—	1.02%	2.30%
15% rate gain	—	—	—
25% rate gain	—	—	—
	—	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2013, is as follows:

	2013	2012	2011
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	85.14%	98.98%	97.70%
Qualifying dividend	9.85%	1.02%	2.30%
Capital gain	5.01%	—	—
25% rate gain	—	—	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series D Cumulative Redeemable Preferred Stock for the years in the three-year period ended December 31, 2013, is as follows:

	2013	2012	2011
Total dividends per share	$1.043368	$1.8875	$1.76498 (1)
Ordinary income	85.14%	98.98%	97.70%
Qualifying dividend	9.85%	1.02%	2.30%
Capital gain	5.01%	—	—
25% rate gain	—	—	—
	100.00%	100.00%	100.00%
_________
(1)Of the total dividend paid in January 2011, $0.12252 was allocated to 2010 and $0.349355 was allocated to 2011.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(19)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of December 31, 2013, the Company had three outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $57, (2) the payment of a tenant improvement allowance of $234 for a property in Allen, Texas and (3) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, which the unfunded amounts were estimated to be $2,077.

From time to time, the Company is directly or indirectly involved in legal proceedings arising in the ordinary course of business. Management believes, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on the Company's business, financial condition and results of operations.

Other. Four of our executive officers have employment contracts and are entitled to severance benefits upon termination by the Company without cause or termination by the executive officer with good reason, in each case, as defined in the employment contract.

(20)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2013, 2012 and 2011, the Company paid $92,788, $101,262 and $103,427, respectively, for interest and $4,666, $1,018 and $1,289, respectively, for income taxes.

During 2013, the Company sold its interests in two properties, which included the assumption of the related non-recourse mortgage debt of $40,356. In addition, the Company conveyed its interests in four properties to lenders in full satisfaction of the aggregate $49,510 non-recourse mortgage notes payable.

During 2012, the Company sold its interest in a property, which included the assumption of the related non-recourse mortgage debt of $8,921. In addition, the Company conveyed its interests in two properties to lenders in full satisfaction of the aggregate $12,409 non-recourse mortgage notes payable.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(21)    Unaudited Quarterly Financial Data

	2013
	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total gross revenues(1)	$94,121	$97,763	$96,950	$109,606
Net income (loss)	$(2,123)	$7,832	$5,155	$(7,001)
Net income (loss) attributable to common shareholders	$(7,295)	$(849)	$2,978	$(8,923)
Net income (loss) attributable to common shareholders - basic per share	$(0.04)	$—	$0.01	$(0.04)
Net income (loss) attributable to common shareholders - diluted per share	$(0.04)	$—	$0.01	$(0.04)

	2012
	3/31/2012	6/30/2012	9/30/2012	12/31/2012
Total gross revenues(1)	$75,360	$78,961	$83,800	$92,059
Net income (loss)	$5,478	$5,626	$175,289	$(1,755)
Net income (loss) attributable to common shareholders	$(2,187)	$(3,392)	$168,943	$(7,039)
Net income (loss) attributable to common shareholders - basic per share	$(0.01)	$(0.02)	$1.09	$(0.04)
Net income (loss) attributable to common shareholders - diluted per share	$(0.01)	$(0.02)	$0.96	$(0.04)
_____________
(1) All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2013 and 2012, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

(22)	Subsequent Events

Subsequent to December 31, 2013 and in addition to disclosures elsewhere in the financial statements:

•	the Company acquired the completed 813,000 square foot industrial property in Rantoul, Illinois for an approximate capitalized cost of $41,100;

•	the Company purchased an office property in Parachute, Colorado for $13,928. The property is subject to an approximate 19-year net lease;

•	the Company borrowed $99,000 on the unsecured term loan and entered into an interest rate swap agreement to fix the LIBOR component at a rate of 1.155% through February 2018;

•	the Company entered into a forward commitment to acquire a build-to-suit office property in Auburn Hills, Michigan for $40,025. The property will be subject to a 14-year net lease;

•	the Company repaid all outstanding borrowings on its line of credit; and

•
in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Little Rock, AR		$—	$1,353	$2,260	$3,613	$434	Dec-06	1980	40
Office	Pine Bluff, AR		—	271	603	874	93	Sep-12	1964/1972/ 1988	3, 4 & 13
Office	Glendale, AZ		—	9,418	8,260	17,678	870	Sep-12	1986/1997/ 2000	7, 20 & 24
Office	Phoenix, AZ		—	4,666	19,966	24,632	7,659	May-00	1997	6 & 40
Office	Tempe, AZ		—	—	12,148	12,148	566	Sep-12	1998	10, 11, 15 & 36
Office	Tucson, AZ		—	681	4,037	4,718	232	Sep-12	1988	7, 10 & 30
Office	Brea, CA		—	37,269	50,441	87,710	14,667	Jun-07	1983	10 & 40
Office	Lake Forest, CA		—	3,442	13,769	17,211	4,059	Mar-02	2001	40
Office	Palo Alto, CA		58,256	12,398	16,977	29,375	16,931	Dec-06	1973/1982	40
Office	Centenial, CO		—	4,851	15,187	20,038	4,691	May-07	2001/2002	10 & 40
Office	Colorado Springs, CO		10,008	2,748	12,554	15,302	3,532	Jun-07	1980/2002	40
Office	Lakewood, CO		—	1,569	8,857	10,426	4,874	Apr-05	2002	2, 3, 12 & 40
Office	Louisville, CO		—	3,657	9,605	13,262	2,164	Sep-08	1987/2006	8, 9 & 40
Office	Wallingford, CT		—	1,049	4,773	5,822	1,292	Dec-03	1977/1993	8 & 40
Office	Boca Raton, FL		20,101	4,290	17,160	21,450	4,666	Feb-03	1983/2002	40
Office	Fort Meyers, FL		—	795	2,941	3,736	359	Apr-05	1998	5, 10 & 32
Office	Lake Mary, FL		—	4,535	14,830	19,365	4,302	Jun-07	1996	4, 7 & 40
Office	Lake Mary, FL		—	4,438	15,103	19,541	4,280	Jun-07	1999	4, 7 & 40
Office	Orlando, FL		9,748	3,538	9,046	12,584	4,049	Jan-07	2003	5, 12 & 40
Office	Orlando, FL		—	586	35,012	35,598	6,359	Dec-06	1982	40
Office	Palm Beach Gardens, FL		—	4,066	17,212	21,278	5,467	May-98	1996	8 - 40
Office	Tampa, FL		—	2,018	7,950	9,968	529	Sep-12	1986	8 & 27
Office	Atlanta, GA		—	1,014	269	1,283	233	Dec-06	1972	40
Office	Atlanta, GA		—	870	187	1,057	190	Dec-06	1975	40
Office	Chamblee, GA		—	770	186	956	191	Dec-06	1972	40
Office	Cumming, GA		—	1,558	1,368	2,926	521	Dec-06	1968/1982	40
Office	Forest Park, GA		—	668	1,242	1,910	352	Dec-06	1969	40
Office	Jonesboro, GA		—	778	146	924	167	Dec-06	1971	40
Office	McDonough, GA		—	693	6,405	7,098	343	Sep-12	2007	6, 11 & 40
Office	Stone Mountain, GA		—	672	276	948	172	Dec-06	1973	40
Office	Clive, IA		—	1,158	—	1,158	—	Jun-04	N/A	N/A
Office	Meridian, ID		10,156	2,255	7,797	10,052	535	Sep-12	2004	7 & 37
Office	Chicago, IL		29,730	5,155	46,180	51,335	13,497	Jun-07	1986	15 & 40
Office	Lisle, IL		9,767	3,236	13,692	16,928	3,175	Dec-06	1984	3 & 40
Office	Schaumburg, IL		—	5,007	21,553	26,560	357	Oct-13	1979/1989/ 2010	7, 9 & 30
Office	Columbus, IN		—	235	45,729	45,964	8,379	Dec-06	1980/2006	40
Office	Fishers, IN		—	2,808	19,360	22,168	4,830	Jun-07	1999	3 - 40
Office	Indianapolis, IN		11,564	1,700	17,918	19,618	11,325	Apr-05	1999	6 - 40
Office	Lenexa, KS		10,232	2,828	6,075	8,903	384	Sep-12	2004	7, 12 & 37
Office	Overland Park, KS		35,297	4,769	41,956	46,725	10,188	Jun-07	1980/2005	12 & 40
Office	Baton Rouge, LA		—	1,252	10,919	12,171	2,813	May-07	1997	4, 6 & 40
Office	Boston, MA		12,764	3,814	16,040	19,854	2,661	Mar-07	1910	10 & 40
Office	Foxboro, MA		—	2,231	25,653	27,884	11,753	Dec-04	1982/1987	16 & 40
Office	Oakland, ME		9,259	551	8,774	9,325	480	Sep-12	2005	8, 12 & 40
Office	Southfield, MI		—	—	12,124	12,124	6,695	Jul-04	1966/1989	7, 16 & 40
Office	Kansas City, MO		16,831	2,433	20,154	22,587	4,877	Jun-07	1963/2003	12 & 40
Office	Pascagoula, MS		—	618	3,677	4,295	307	Sep-12	1995	1, 9 & 31
Office	Bridgewater, NJ		14,292	1,415	6,802	8,217	—	Dec-06	1985/2004	8, 15 & 40
Office	Rockaway, NJ		14,900	4,646	20,428	25,074	4,536	Dec-06	2002/2004	40
Office	Wall, NJ		21,847	8,985	26,961	35,946	10,467	Jan-04	1983	22 & 40
Office	Whippany, NJ		14,578	4,063	19,711	23,774	5,776	Nov-06	2006/2008	20 & 40
Office	Rochester, NY	(2)	17,544	645	26,042	26,687	4,929	Dec-06	1988/2000	8, 10, 15 & 40
Office	Milford, OH		—	3,124	16,140	19,264	4,798	Jun-07	1991/1998	5 - 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Westerville, OH		—	2,085	9,265	11,350	2,197	May-07	2000	40
Office	Redmond, OR		—	2,064	8,316	10,380	478	Sep-12	2004	6, 13 & 40
Office	Canonsburg, PA		9,092	1,055	10,910	11,965	3,392	May-07	1996	8 & 40
Office	Harrisburg, PA		8,044	900	10,676	11,576	7,704	Apr-05	1998	2, 9, 15 & 40
Office	Philadelphia, PA		43,989	13,209	55,289	68,498	26,401	Jun-05	1957/1997	4 - 40
Office	Charleston, SC		7,350	1,189	8,724	9,913	2,707	Nov-06	2005	40
Office	Rock Hill, SC		—	551	4,313	4,864	288	May-11	2006	40
Office	Kingsport, TN		—	513	403	916	61	Sep-12	1981	5, 6 & 14
Office	Knoxville, TN		—	621	6,282	6,903	411	Sep-12	2002	1, 5, 7 & 40
Office	Memphis, TN		3,686	464	4,467	4,931	1,313	Nov-06	1871/1999	20 & 40
Office	Memphis, TN		—	5,291	97,032	102,323	17,689	Dec-06	1985/2007	13 & 40
Office	Carrollton, TX		12,341	1,789	18,157	19,946	7,078	Jun-04	2003	19 & 40
Office	Carrollton, TX		19,130	3,427	22,050	25,477	6,231	Jun-07	2003	8 & 40
Office	Farmers Branch, TX		18,435	3,984	27,308	31,292	7,874	Jun-07	2000	40
Office	Garland, TX		—	2,218	8,473	10,691	835	Sep-12	1980	4, 5 & 18
Office	Houston, TX		—	1,875	10,732	12,607	5,481	Apr-05	2000	4, 5, 13 & 40
Office	Houston, TX		11,620	1,500	14,683	16,183	6,912	Apr-05	2003	14, 15 & 40
Office	Houston, TX		14,866	800	26,962	27,762	14,771	Apr-05	2000	10, 11, 20 & 40
Office	Houston, TX		3,453	490	2,813	3,303	376	Sep-12	1982/1999	3, 9 & 25
Office	Irving, TX		—	7,476	43,932	51,408	13,661	May-07	2003	6 - 40
Office	Irving, TX		—	4,889	29,701	34,590	8,465	June-07	1999	12 & 40
Office	Mission, TX		5,571	2,556	2,911	5,467	267	Sep-12	2003	3, 8 & 35
Office	San Antonio, TX		11,515	2,800	15,585	18,385	9,218	Apr-05	2000	6, 11 & 40
Office	Temple, TX		8,253	227	8,181	8,408	583	Sep-12	2001	3, 10, 12 & 40
Office	Westlake, TX		—	2,361	23,221	25,582	7,288	May-07	2001	4 - 40
Office	Glen Allen, VA		12,222	1,543	19,503	21,046	6,917	Jun-07	2000	5 - 40
Office	Hampton, VA		—	2,333	10,683	13,016	3,709	Mar-00	1999	5, 10 & 40
Office	Herndon, VA		—	5,127	24,640	29,767	7,818	Dec-99	1987	9 - 40
Office	Herndon, VA		10,686	9,409	12,853	22,262	4,041	Jun-07	1985/1999	40
Office	Midlothian, VA		9,339	1,100	12,685	13,785	5,550	Apr-05	2000	6, 7, 15 & 40
Office	Bremerton, WA		6,164	1,655	5,445	7,100	366	Sep-12	2002	4, 13 & 40
Office	Issaquah, WA	(3)	30,714	5,126	13,778	18,904	4,414	Jun-07	1987	3, 6, 8 & 40
Office	Issaquah, WA	(3)	—	6,268	16,058	22,326	4,969	Jun-07	1992	8 & 40
Long Term Lease - Office	Phoenix, AZ		—	5,585	36,099	41,684	1,083	Dec-12	1986/2011	10, 17, & 40
Long Term Lease - Office	Tempe, AZ		7,520	—	9,442	9,442	2,310	Dec-05	1998	30 & 40
Long Term Lease - Office	Englewood, CO		—	2,207	27,851	30,058	780	Apr-13	2013	15, 19 & 40
Long Term Lease - Office	Orlando, FL		—	11,498	66,673	78,171	36,411	Dec-06	1984/2012	3, 5, 10,13 & 25
Long Term Lease - Office	Tampa, FL		—	895	5,496	6,391	14	Dec-13	1999	20 & 38
Long Term Lease - Office	Tampa, FL		—	146	559	705	2	Dec-13	1999	20 & 35
Long Term Lease - Specialty	Albany, GA		—	1,468	5,607	7,075	30	Oct-13	2013	15 & 40
Long Term Lease - Office	McDonough, GA		11,690	1,443	11,234	12,677	597	Sep-12	1999	3, 11 & 38
Long Term Lease - Office	Lenexa, KS		39,871	6,909	41,615	48,524	8,124	Jul-08	2007	5, 14, 15 & 40
Long Term Lease - Industrial	Dry Ridge, KY	(4)	3,393	560	12,553	13,113	3,708	Jun-05	1988/1999	22 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(5)	13,144	890	26,868	27,758	7,937	Jun-05	1995/2001	25 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(5)	2,473	352	4,862	5,214	1,437	Jun-05	2001	25 & 40
Long Term Lease - Industrial	Hopkinsville, KY		7,684	631	16,154	16,785	5,015	Jun-05	1987/2006	25 & 40
Long Term Lease - Industrial	Owensboro, KY	(4)	2,919	393	11,956	12,349	3,992	Jun-05	1998/2001	25 & 40
Long Term Lease - Industrial	Shreveport, LA		19,000	860	21,840	22,700	3,708	Mar-07	2006	40
Long Term Lease - Office	Foxboro, MA		—	3,791	5,405	9,196	893	Sep-12	1965/1967/ 1971	2, 6 & 20
Long Term Lease - Office	Livonia, MI		—	935	13,714	14,649	984	Sep-12	1987/1988/ 1990	2 - 34
Long Term Lease - Office	St Joseph, MO		—	607	14,004	14,611	588	Sep-12	2012	15 & 40
Long Term Lease - Industrial	Byhalia, MS		15,000	1,006	21,483	22,489	1,432	May-11	2011	40
Long Term Lease - Industrial	Shelby, NC		—	1,421	18,862	20,283	1,766	Jun-11	2011	11, 20 & 40
Long Term Lease - Office	Omaha, NE		—	2,058	32,343	34,401	—	Dec-13	2013	20 & 40
Long Term Lease - Office	Omaha, NE		7,962	2,566	8,324	10,890	2,057	Nov-05	1995	30 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Long Term Lease - Industrial	Durham, NH		—	3,464	18,094	21,558	4,198	Jun-07	1986/2003	40
Long Term Lease - Office	Las Vegas, NV		—	12,099	53,164	65,263	9,511	Dec-06	1983/1994	40
Long Term Lease - Industrial	Long Island City, NY		—	—	42,624	42,624	2,357	Mar-13	2013	15
Long Term Lease - Land	New York, NY	(6)	69,330	73,148	—	73,148	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY	(6)	80,893	86,569	—	86,569	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY	(6)	63,277	65,218	—	65,218	—	Oct-13	N/A	N/A
Long Term Lease - Industrial	Chillicothe, OH		—	735	9,021	9,756	999	Oct-11	1995/1998	6, 15 & 26
Long Term Lease - Industrial	Cincinnati, OH		—	1,049	8,784	9,833	1,497	Dec-06	1991	10, 14 & 40
Long Term Lease - Office	Columbus, OH		—	1,594	10,481	12,075	786	Dec-10	2005	40
Long Term Lease - Office	Columbus, OH		—	432	2,773	3,205	173	Jul-11	1999/2006	40
Long Term Lease - Industrial	Glenwillow, OH		15,865	2,228	24,530	26,758	4,673	Dec-06	1996	40
Long Term Lease - Office	Eugene, OR		—	1,541	13,098	14,639	459	Dec-12	2012	7, 12, 15, 25 & 40
Long Term Lease - Industrial	Bristol, PA		—	2,508	15,863	18,371	4,902	Mar-98	1983/1987	10, 16, 30 & 40
Long Term Lease - Office	Jessup, PA		—	2,520	17,678	20,198	991	Aug-12	2012	13, 15 & 40
Long Term Lease - Industrial	Chester, SC		9,952	1,629	8,470	10,099	413	Sep-12	2001/2005	9, 13 & 34
Long Term Lease - Office	Florence, SC		—	774	3,629	4,403	202	Feb-12	2012	12 & 40
Long Term Lease - Office	Fort Mill, SC		—	1,798	26,038	27,836	12,503	Nov-04	2004	11, 15 & 40
Long Term Lease - Office	Fort Mill, SC		—	3,601	15,340	18,941	4,066	Dec-02	2002	5, 11, 20 & 40
Long Term Lease - Office	Knoxville, TN		6,867	1,079	11,072	12,151	5,027	Mar-05	1997	11, 14 & 40
Long Term Lease - Office	Allen, TX		—	5,591	25,421	31,012	3,686	May-11	1981/1983	6, 7, 11 & 25
Long Term Lease - Office	Arlington, TX		—	1,274	13,817	15,091	1,040	Sep-12	2003	1, 12 & 40
Long Term Lease - Industrial	Houston, TX		—	15,055	57,949	73,004	1,353	Mar-13	Various	11, 12, 16 & 35
Long Term Lease - Office	Houston, TX		—	481	2,352	2,833	8	Dec-13	2002	11, 20 & 31
Long Term Lease - Office	Houston, TX		29,706	16,613	58,226	74,839	12,841	Mar-04	1976/1984	10 & 40
Long Term Lease - land/infrastructure	Missouri City, TX		—	14,555	5,895	20,450	1,404	Apr-12	N/A	7
Long Term Lease - Specialty	Tomball, TX		9,102	3,174	7,405	10,579	375	Sep-12	2005	13, 14 & 40
Long Term Lease - Land	Danville, VA		—	3,453	—	3,453	—	Oct-13	N/A	N/A
Long Term Lease - Retail	Edmonds, WA		—	—	3,947	3,947	814	Dec-06	1981	40
Long Term Lease - Industrial	Eau Claire, WI		—	421	5,590	6,011	317	Sep-12	1993/2004	10, 15 & 28
Long Term Lease - Office	Huntington, WV		6,500	1,368	9,527	10,895	621	Jan-12	2011	14 & 40
Industrial	Moody, AL		—	654	9,943	10,597	5,160	Feb-04	2004	15 & 40
Industrial	Jacksonville, FL		—	573	1,592	2,165	308	Sep-12	1959/1967	1 - 40
Industrial	Orlando, FL		—	1,030	10,869	11,899	2,145	Dec-06	1980	40
Industrial	Tampa, FL		—	2,160	7,347	9,507	5,456	Jul-88	1986	9 - 40
Industrial	Lavonia, GA		8,251	171	7,657	7,828	288	Sep-12	2005	8, 12 & 40
Industrial	McDonough, GA		22,782	2,463	24,291	26,754	4,519	Dec-06	2000/2007	40
Industrial	Des Moines, IA		—	1,528	14,247	15,775	781	Sep-12	2000	5, 11 & 34
Industrial	Dubuque, IA		9,520	2,052	8,443	10,495	2,305	Jul-03	2001	11, 12 & 40
Industrial	Rockford, IL	(2)	—	371	2,573	2,944	529	Dec-06	1998	40
Industrial	Rockford, IL	(2)	6,439	509	5,289	5,798	1,015	Dec-06	1992	40
Industrial	Plymouth, IN		6,032	254	7,969	8,223	392	Sep-12	2000/2003	3, 6 & 34
Industrial	Owensboro, KY		—	819	2,439	3,258	704	Dec-06	1975/1995	40
Industrial	Shreveport, LA		—	1,078	10,134	11,212	559	Jun-12	2012	8,10 & 40
Industrial	North Berwick, ME		7,433	1,383	32,397	33,780	5,923	Dec-06	1965/1980	10 & 40
Industrial	Kalamazoo, MI		15,901	1,942	14,169	16,111	759	Sep-12	1999/2004	8, 9 & 40
Industrial	Marshall, MI		—	143	4,302	4,445	630	Sep-12	1968/1972/ 2008	4, 6 & 10
Industrial	Marshall, MI		—	40	900	940	648	Aug-87	1979	12, 20 & 40
Industrial	Plymouth, MI		—	2,296	13,398	15,694	4,160	Jun-07	1996/1998	40
Industrial	Temperance, MI		—	3,040	14,924	17,964	3,304	Jun-07	1978/1993	2, 5 & 40
Industrial	Minneapolis, MN		—	1,886	1,922	3,808	81	Sep-12	2003	3, 29 & 40
Industrial	Olive Branch, MS		—	198	10,276	10,474	6,260	Dec-04	1989	8, 15 & 40
Industrial	Franklin, NC		320	296	1,320	1,616	86	Sep-12	1996	2, 8 & 29

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Industrial	Henderson, NC		—	1,488	5,953	7,441	1,805	Nov-01	1998/2006	40
Industrial	High Point, NC		—	1,330	11,183	12,513	4,696	Jul-04	2002	18 & 40
Industrial	Lumberton, NC		—	405	12,049	12,454	2,713	Dec-06	1998/2006	40
Industrial	Statesville, NC	(2)	13,158	891	16,771	17,662	3,767	Dec-06	1999/2002	3, 15 & 40
Industrial	Erwin, NY		8,720	1,648	10,810	12,458	543	Sep-12	2006	4, 8 & 34
Industrial	Columbus, OH		—	1,990	10,580	12,570	2,435	Dec-06	1973	40
Industrial	Hebron, OH		—	1,063	4,271	5,334	1,286	Dec-97	1999	40
Industrial	Hebron, OH		—	1,681	7,184	8,865	2,389	Dec-01	2000	1, 2, 5 & 40
Industrial	Streetsboro, OH		18,223	2,441	25,092	27,533	5,666	Jun-07	2004	12, 20, 25 & 40
Industrial	Duncan, SC		—	884	8,626	9,510	1,486	Jun-07	2005/2008	40
Industrial	Laurens, SC		—	5,552	21,177	26,729	4,768	Jun-07	1991/1993	2, 5 & 40
Industrial	Collierville, TN		—	714	4,783	5,497	1,224	Dec-05	1984/2012	9, 14, 21 & 40
Industrial	Crossville, TN		—	545	6,999	7,544	2,806	Jan-06	1989/2006	17 & 40
Industrial	Franklin, TN		—	—	5,673	5,673	686	Sep-12	1970/1983	1, 4 & 12
Industrial	Memphis, TN		—	1,054	11,538	12,592	11,366	Feb-88	1987	8 &15
Industrial	Memphis, TN		—	1,553	12,326	13,879	2,653	Dec-06	1973	40
Industrial	Millington, TN		—	723	19,383	20,106	8,305	Apr-05	1997	9, 10, 16 & 40
Industrial	San Antonio, TX		—	2,482	38,535	41,017	17,553	Jul-04	2001	17 & 40
Industrial	Waxahachie, TX		—	652	13,045	13,697	9,190	Dec-03	1996/2000	10, 16 & 40
Industrial	Winchester, VA		—	3,823	12,276	16,099	2,765	Jun-07	2001	4 & 40
Multi-tenanted	Phoenix, AZ		—	1,831	14,892	16,723	1,939	Nov-01	1981/2009	5 - 40
Multi-tenanted	Los Angeles, CA		10,281	5,110	10,911	16,021	5,835	Dec-04	2000	13 & 40
Multi-tenanted	Palm Beach Gardens, FL		—	787	2,894	3,681	1,156	May-98	1996	8 - 40
Multi-tenanted	Honolulu, HI		—	8,259	7,350	15,609	1,301	Dec-06	1979/2002	5 & 40
Multi-tenanted	Baltimore, MD		55,000	37,564	155,859	193,423	40,865	Dec-06	1973/2009	5 - 40
Multi-tenanted	Bridgeton, MO		—	1,853	4,469	6,322	867	Dec-06	1981	40
Multi-tenanted	Cary, NC		—	5,342	15,183	20,525	5,073	Jun-07	1999	2, 20 & 40
Multi-tenanted	Allentown, PA		—	1,052	1,503	2,555	179	Sep-12	1980	5, 9 & 18
Multi-tenanted	Florence, SC		—	3,235	13,081	16,316	3,869	May-04	1998	10, 20 & 40
Multi-tenanted	Antioch, TN		—	3,847	10,043	13,890	995	May-07	1999	5 - 40
Multi-tenanted	Johnson City, TN		—	1,214	9,748	10,962	1,696	Dec-06	1979	9, 10, 20, 25 & 40
Multi-tenanted	Arlington, TX		—	589	6,382	6,971	480	Sep-12	2003	1, 12 & 40
Multi-tenanted	Houston, TX		—	1,875	10,579	12,454	5,477	Apr-05	2000	4, 5, 13 & 40
Multi-tenanted	Glen Allen, VA		6,473	818	10,330	11,148	3,663	Jun-07	2000	5 - 40
Retail	Manteca, CA		856	2,082	6,464	8,546	1,318	May-07	1993	23 & 40
Retail	San Diego, CA		546	—	13,310	13,310	2,286	May-07	1993	23 & 40
Retail	Port Richey, FL		—	1,376	1,664	3,040	532	Dec-06	1980	40
Retail	Galesburg, IL		480	560	2,366	2,926	566	May-07	1992	12 & 40
Retail	Lawrence, IN		—	404	1,737	2,141	313	Dec-06	1983	40
Retail	Billings, MT		—	273	1,775	2,048	184	Dec-06	1981	4, 19, & 36
Retail	Jefferson, NC		—	71	884	955	179	Dec-06	1981	40
Retail	Lexington, NC		—	832	1,429	2,261	251	Dec-06	1981	40
Retail	Thomasville, NC		—	208	561	769	40	Dec-06	1993	40
Retail	Port Chester, NY		—	3,841	5,246	9,087	237	Dec-06	1982	40
Retail	Watertown, NY		805	386	5,162	5,548	1,115	May-07	1993	23 & 40
Retail	Canton, OH		—	884	3,534	4,418	1,071	Nov-01	1995	40
Retail	Franklin, OH		—	722	999	1,721	71	Dec-06	1961/1978	40
Retail	Lorain, OH		1,212	1,893	7,024	8,917	1,433	May-07	1993	23 & 40
Retail	Lawton, OK		—	663	1,288	1,951	343	Dec-06	1984	40
Retail	Oklahoma City, OK		—	1,782	912	2,694	179	Sep-12	1991/1996	5 & 13
Retail	Tulsa, OK		—	447	2,432	2,879	2,198	Dec-96	1981	14 & 24
Retail	Moncks Corner, SC		—	13	1,510	1,523	285	Dec-06	1982	40
Retail	Chattanooga, TN		—	487	956	1,443	67	Dec-06	1983/1995	40
Retail	Paris, TN		—	247	547	794	140	Dec-06	1982	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Retail	Dallas, TX	—	861	2,362	3,223	282	Dec-06	1960	40
Retail	Staunton, VA	—	1,028	326	1,354	82	Dec-06	1971	40
Retail	Fairlea, WV	565	501	1,985	2,486	381	May-07	1993/1999	12 & 40
Construction in progress		—	—	—	4,306	—	—

	Subtotal	1,188,489	793,418	3,014,570	3,812,294	775,617
	(1)	9,000
		$1,197,489	$793,418	$3,014,570	$3,812,294	$775,617

(1)	Property is classified as a capital lease.

(2)	Properties are cross-collateralized.

(3)	Properties are cross-collateralized.

(4)	Properties are cross-collateralized.

(5)	Properties are cross-collateralized.

(6)	Properties are cross-collateralized.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2013 for federal income tax purposes was approximately $4.6 billion.

	2013	2012	2011
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,564,466	$3,172,246	$3,363,586
Additions during year	492,437	540,847	143,382
Properties sold during year	(212,771)	(138,041)	(230,397)
Properties impaired during the year	(31,741)	(10,553)	(103,727)
Other reclassifications	(97)	(33)	(598)
Balance at end of year	$3,812,294	$3,564,466	$3,172,246

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$738,068	$638,368	$601,239
Depreciation and amortization expense	122,057	119,067	114,247
Accumulated depreciation and amortization of properties sold and impaired during year	(84,508)	(19,367)	(76,939)
Other reclassifications	—	—	(179)
Balance at end of year	$775,617	$738,068	$638,368

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

Management's Report on Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting, which appears on page 60 of this Annual Report, is incorporated herein by reference.

Attestation Report of our Independent Registered Public Accounting Firm

The Report of our Independent Registered Public Accounting Firm constituting the Attestation Report of our Independent Registered Public Accounting Firm, which appears on page 62 of this Annual Report, is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 68
Mr. Roskind, our Chairman since March 2008, previously served as Co-Vice Chairman from December 2006 to March 2008, Chairman from October 1993 to December 2006 and Co-Chief Executive Officer from October 1993 to January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts and Live In America Financial Services LLC.

Richard J. Rouse Age 68
Mr. Rouse, our Vice Chairman since March 2008 and our Chief Investment Officer since January 2003, previously served as one of our trustees from October 1993 to May 2010, our Co-Vice Chairman from December 2006 to March 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 49
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 50
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

Paul R. Wood Age 53
Mr. Wood served as our Chief Accounting Officer from October 1993 to December 2010, and has served as one of our Vice Presidents and our Secretary since 1993 and our Chief Tax Compliance Officer since January 2011.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers will be in our Definitive Proxy Statement for our 2014 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 17 to the Consolidated Financial Statements beginning on page 93 of this Annual Report.

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
Articles Supplementary Relating to the Reclassification of 8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001 per share, and 7.55% Series D Cumulative Redeemable Preferred Stock, par value $0.0001 per share (filed as Exhibit 3.4 to the Company's Current Report on Form 8-K filed November 21, 2013)(1)

3.4	—	Amended and Restated By-laws of the Company (filed as Exhibit 3.2 to the 01/08/07 8-K)(1)
3.5	—	First Amendment to Amended and Restated By-laws of the Company (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 20, 2009)(1)
3.6	—
Fifth Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund L.P. (“LCIF”), dated as of December 31, 1996, as supplemented (the “LCIF Partnership Agreement”) (filed as Exhibit 3.3 to the Company’s Registration Statement on Form S-3/A filed September 10, 1999 (the “09/10/99 Registration Statement”))(1)

3.7	—
Amendment No. 1 to the LCIF Partnership Agreement dated as of December 31, 2000 (filed as Exhibit 3.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed February 26, 2004 (the “2003 10-K”))(1)

3.8	—	First Amendment to the LCIF Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.12 to the 2003 10-K)(1)
3.9	—	Second Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.13 to the 2003 10-K)(1)
3.10	—
Third Amendment to the LCIF Partnership Agreement effective as of December 31, 2003 (filed as Exhibit 3.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1)

3.11	—	Fourth Amendment to the LCIF Partnership Agreement effective as of October 28, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 4, 2004)(1)
3.12	—	Fifth Amendment to the LCIF Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 14, 2004 (the “12/14/04 8-K”))(1)
3.13	—	Sixth Amendment to the LCIF Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 3, 2005 (the “01/03/05 8-K”))(1)
3.14	—	Seventh Amendment to the LCIF Partnership Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 3, 2005)(1)
3.15	—	Eighth Amendment to the LCIF Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 27, 2009 (the “4/27/09 8-K”)(1)
3.16	—
Second Amended and Restated Agreement of Limited Partnership of Lepercq Corporate Income Fund II L.P. (“LCIF II”), dated as of August 27, 1998 the (“LCIF II Partnership Agreement”) (filed as Exhibit 3.4 to the 09/10/99 Registration Statement)(1)

3.17	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.18	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.19	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to 12/14/04 8-K)(1)

3.20	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to 01/03/05 8-K)(1)
3.21	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006)(1)
3.22	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.23	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
3.24	—	Agreement and Plan of Merger dated as of December 23, 2013, by and among LCIF and LCIF II (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 24, 2013)(1)
3.25	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (2)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—	Form of 7.55% Series D Cumulative Redeemable Preferred Stock certificate (filed as Exhibit 4.1 to the 02/14/07 Registration Statement)(1)
4.4	—
Indenture, dated as of January 29, 2007, among the Company (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (“U.S. Bank”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)

4.5	—
Amended and Restated Trust Agreement, dated March 21, 2007, among the Company, The Bank of New York Trust Company, National Association (“BONY”), The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/2007 8-K”))(1)

4.6	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and BONY (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.7	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 2, 2009)(1)

4.8	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on June 15, 2009)(1)

4.9	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among the Company, the guarantors named therein and U.S. Bank, as trustee, including the Form of 6.00% Convertible Guaranteed Notes due 2030 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2010)(1)

4.10	—
Seventh Supplemental Indenture, dated as of September 28, 2012, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 3, 2012)(1)

4.11	—
Eight Supplemental Indenture, dated as of February 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 13, 2013 (the “02/13/13 8-K”))(1)

4.12	—
Ninth Supplemental Indenture, dated as of May 6, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 8, 2013)(1)

4.13	—
Tenth Supplemental Indenture, dated as of June 10, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 13, 2013 (the “06/13/13 8-K”))(1)

4.14	—
Tenth Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 3, 2013)(the “10/3/13 8-K”))(1)

4.15	—	Indenture, dated as of June 10, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the 06/13/13 8-K)(1)
4.16	—
First Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.2 to the 10/3/13 8-K)(1)

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
Second Amended and Restated Credit Agreement, dated as of February 12, 2013 among the Company and LCIF as borrowers, KeyBank National Association (“Key”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.1 to the 02/13/13 8-K)(1)

10.19	—
Amended and Restated Term Loan Agreement, dated as of February 13, 2013 among the Company and LCIF, as borrowers, Wells Fargo Bank, National Association (“Wells”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 02/13/13 8-K)(1)

10.20	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.21	—
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
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the 10/13/13 8-K)(1)

10.25	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 30, 2013, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 10/13/13 8-K)(1)

10.26	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2013, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2014 (the “01/06/14” 8-K))(1)

10.27	—
Second Amendment to Amended and Restated Term Loan Agreement, dated as of December 30, 2013, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 01/06/14 8-K)(1)

10.28	—
Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)

10.29	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.30	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.31	—	Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the 11/06/08 8-K)(1)
10.32	—
Agreement Regarding Disposition of Property and Other Matters, dated April 27, 2012, among the Company, LMLP GP LLC, Inland American (Net Lease) Sub, LLC and NLSAF (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 30, 2012)(1)

10.33	—
Interest Purchase and Sale Agreement, dated as of August 31, 2012, among the Company, LCIF and Inland American (Net Lease) Sub, LLC, LMLP GP LLC and Net Lease Strategic Assets Fund L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 6, 2012)(1)

10.34	—
Equity Distribution Agreement, dated as of January 11, 2013, among the Company and LCIF, on the one hand, and Jefferies & Company, Inc., on the other hand (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2013 (the “01/14/13 8-K”))(1)

10.35	—
Equity Distribution Agreement, dated as of January 11, 2013, among the Company and LCIF, on the one hand, and KeyBanc Capital Markets Inc., on the other hand (filed as Exhibit 1.2 to the 01/14/13 8-K)(1)

10.36	—
Registration Rights Agreement, dated as of June 10, 2013, among the Company, certain subsidiaries of the Company signatory thereto and U.S. Bank, as trustee (filed as Exhibit 4.2 to the 6/13/13 8-K)(1)

12	—	Statement of Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends (2)
14	—	Amended and Restated Code of Business Conduct and Ethics (filed as Exhibit 14.1 to the Company's Current Report on Form 8-K filed on December 8, 2010)(1)
21	—	List of subsidiaries (2)
23	—	Consent of KPMG LLP (2)
24	—	Power of Attorney (included on signature page)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2013 and 2012; (ii) the Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 26, 2014	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman

/s/ Richard J. Rouse Richard J. Rouse	Vice Chairman and Chief Investment Officer

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer and principal accounting officer)

/s/ Paul R. Wood Paul R. Wood	Vice President, Chief Tax Compliance Officer and Secretary

/s/ Harold First Harold First	Trustee

/s/ Richard S. Frary Richard S. Frary	Trustee

/s/ James Grosfeld James Grosfeld	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee
Each dated: February 26, 2014