Form 10-Q
period 2014-03-31
LEXINGTON REALTY TRUST
filed 2014-05-09
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 230,331,406 common shares of beneficial interest, par value $0.0001 per share, as of May 6, 2014.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31, 2014 (unaudited)	December 31, 2013
Assets:
Real estate, at cost	$3,805,066	$3,812,294
Real estate - intangible assets	760,590	762,157
Investments in real estate under construction	79,940	74,350
	4,645,596	4,648,801
Less: accumulated depreciation and amortization	1,229,777	1,223,381
Real estate, net	3,415,819	3,425,420
Assets held for sale	36,878	—
Cash and cash equivalents	46,050	77,261
Restricted cash	20,754	19,953
Investment in and advances to non-consolidated entities	17,896	18,442
Deferred expenses, net	67,515	66,827
Loans receivable, net	120,798	99,443
Rent receivable – current	9,169	10,087
Rent receivable – deferred	28,578	19,473
Other assets	37,718	35,375
Total assets	$3,801,175	$3,772,281

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,145,212	$1,197,489
Credit facility borrowings	42,000	48,000
Term loans payable	505,000	406,000
Senior notes payable	247,768	247,707
Convertible notes payable	24,942	27,491
Trust preferred securities	129,120	129,120
Dividends payable	40,397	40,018
Liabilities held for sale	19,204	—
Accounts payable and other liabilities	33,423	39,642
Accrued interest payable	10,747	9,627
Deferred revenue - including below market leases, net	67,899	69,667
Prepaid rent	27,212	18,037
Total liabilities	2,292,924	2,232,798

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 229,727,737 and 228,663,022 shares issued and outstanding in 2014 and 2013, respectively	23	23
Additional paid-in-capital	2,726,637	2,717,787
Accumulated distributions in excess of net income	(1,339,118)	(1,300,527)
Accumulated other comprehensive income	3,927	4,439
Total shareholders’ equity	1,485,485	1,515,738
Noncontrolling interests	22,766	23,745
Total equity	1,508,251	1,539,483
Total liabilities and equity	$3,801,175	$3,772,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2014	2013
Gross revenues:
Rental	$103,390	$85,022
Advisory and incentive fees	122	174
Tenant reimbursements	8,687	7,483
Total gross revenues	112,199	92,679
Expense applicable to revenues:
Depreciation and amortization	(41,330)	(42,337)
Property operating	(17,147)	(14,608)
General and administrative	(8,041)	(7,151)
Non-operating income	2,951	1,860
Interest and amortization expense	(24,722)	(23,223)
Debt satisfaction charges, net	(3,304)	(10,703)
Impairment charges	(16,400)	(2,413)
Income (loss) before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	4,206	(5,896)
Provision for income taxes	(608)	(397)
Equity in earnings of non-consolidated entities	281	135
Income (loss) from continuing operations	3,879	(6,158)
Discontinued operations:
Income from discontinued operations	244	1,133
Provision for income taxes	—	(10)
Debt satisfaction gains, net	—	10,256
Impairment charges	(2,309)	(7,344)
Total discontinued operations	(2,065)	4,035
Net income (loss)	1,814	(2,123)
Less net income attributable to noncontrolling interests	(928)	(497)
Net income (loss) attributable to Lexington Realty Trust shareholders	886	(2,620)
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Dividends attributable to preferred shares – Series D	—	(2,926)
Allocation to participating securities	(153)	(177)
Net loss attributable to common shareholders	$(839)	$(7,295)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.01	$(0.06)
Income (loss) from discontinued operations	(0.01)	0.02
Net loss attributable to common shareholders	$—	$(0.04)
Weighted-average common shares outstanding – basic	227,156,690	189,232,274
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.01	$(0.06)
Income (loss) from discontinued operations	(0.01)	0.02
Net loss attributable to common shareholders	$—	$(0.04)
Weighted-average common shares outstanding – diluted	227,691,281	189,232,274
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$1,226	$(11,340)
Income (loss) from discontinued operations	(2,065)	4,045
Net loss attributable to common shareholders	$(839)	$(7,295)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Net income (loss)	$1,814	$(2,123)
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(512)	702
Other comprehensive income (loss)	(512)	702
Comprehensive income (loss)	1,302	(1,421)
Comprehensive income attributable to noncontrolling interests	(928)	(497)
Comprehensive income (loss) attributable to Lexington Realty Trust shareholders	$374	$(1,918)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months ended March 31, 2014		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	$94,016	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units	(1,962)	—	—	(993)	—	—	(969)
Issuance of common shares upon conversion of convertible notes	3,149	—	—	3,149	—	—	—
Issuance of common shares and deferred compensation amortization, net	6,694	—	—	6,694	—	—	—
Dividends/distributions	(40,415)	—	—	—	(39,477)	—	(938)
Net income	1,814	—	—	—	886	—	928
Other comprehensive loss	(512)	—	—	—	—	(512)	—
Balance March 31, 2014	$1,508,251	$94,016	$23	$2,726,637	$(1,339,118)	$3,927	$22,766

Three Months ended March 31, 2013		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	$243,790	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	458	—	—	(458)
Issuance of common shares upon conversion of convertible notes	47,128	—	—	47,128	—	—	—
Issuance of common shares and deferred compensation amortization, net	300,130	—	3	300,127	—	—	—
Dividends/distributions	(37,448)	—	—	—	(36,546)	—	(902)
Net income (loss)	(2,123)	—	—	—	(2,620)	—	497
Other comprehensive income	702	—	—	—	—	702	—
Balance March 31, 2013	$1,641,554	$243,790	$21	$2,560,662	$(1,182,969)	$(5,522)	$25,572

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three months ended March 31,
	2014	2013
Net cash provided by operating activities:	$59,942	$57,132
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(38,643)	(81,535)
Investment in real estate under construction	(46,376)	(18,047)
Capital expenditures	(3,051)	(17,372)
Net proceeds from sale of properties	325	1,861
Principal payments received on loans receivable	401	716
Investment in loans receivable	(20,267)	(10,596)
Distributions from non-consolidated entities in excess of accumulated earnings	315	14,975
Increase in deferred leasing costs	(3,985)	(2,794)
Change in escrow deposits and restricted cash	(801)	308
Real estate deposits	(308)	(192)
Net cash used in investing activities	(112,390)	(112,676)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(39,098)	(31,285)
Conversion of convertible notes	(62)	(2,663)
Principal amortization payments	(14,139)	(18,733)
Principal payments on debt, excluding normal amortization	(19,515)	(147,291)
Change in credit facility borrowings, net	(6,000)	—
Proceeds from term loans	99,000	—
Increase in deferred financing costs	(482)	(4,025)
Proceeds of mortgages and notes payable	—	40,000
Cash distributions to noncontrolling interests	(938)	(902)
Purchase of noncontrolling interests	(1,962)	—
Issuance of common shares, net	4,433	297,823
Net cash provided by financing activities	21,237	132,924
Change in cash and cash equivalents	(31,211)	77,380
Cash and cash equivalents, at beginning of period	77,261	34,024
Cash and cash equivalents, at end of period	$46,050	$111,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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

As of March 31, 2014, the Company had ownership interests in approximately 220 consolidated real estate properties, located in 41 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, finance/insurance, technology, transportation/logistics and automotive.

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

The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. On December 30, 2013, another operating partnership, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into LCIF with LCIF as the surviving entity. References to “OP Units” refer to units of limited partner interests in LCIF and LCIF II, as applicable. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an investment and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.

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

The financial statements contained in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (this “Quarterly Report”) have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014 (“Annual Report”).

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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

Acquisition, Development and Construction Arrangements. The Company evaluates loans receivable where the Company participates in residual profits through loan provisions or other contracts to ascertain whether the Company has the same risks and rewards as an owner or a joint venture partner. Where the Company concludes that such arrangements are more appropriately treated as an investment in real estate, the Company reflects such loan receivable as an equity investment in real estate under construction in the unaudited condensed consolidated balance sheets. In these cases, no interest income is recorded on the loan receivable and the Company capitalizes interest during the construction period. In arrangements where the Company engages a developer to construct a property or provides funds to a tenant to develop a property, the Company will capitalize the funds provided to the developer/tenant and internal costs of interest and real estate taxes, if applicable, during the construction period.

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the condensed consolidated balance sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the condensed consolidated statements of operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

Reclassifications. Certain amounts included in the 2013 unaudited condensed consolidated financial statements have been reclassified, primarily relating to discontinued operations, to conform to the 2014 presentation.

Recently Issued Accounting Guidance. In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions we make, if any, to be classified as discontinued operations in the Company's condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
BASIC
Income (loss) from continuing operations attributable to common shareholders	$1,226	$(11,340)
Income (loss) from discontinued operations attributable to common shareholders	(2,065)	4,045
Net loss attributable to common shareholders	$(839)	$(7,295)
Weighted-average number of common shares outstanding	227,156,690	189,232,274
Income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.06)
Income (loss) from discontinued operations	(0.01)	0.02
Net loss attributable to common shareholders	$—	$(0.04)

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$1,226	$(11,340)
Impact of assumed conversions:
Share options	—	—
Income (loss) from continuing operations attributable to common shareholders	1,226	(11,340)
Income (loss) from discontinued operations attributable to common shareholders - basic	(2,065)	4,045
Impact of assumed conversions:
Share options	—	—
Income (loss) from discontinued operations attributable to common shareholders	(2,065)	4,045
Net loss attributable to common shareholders	$(839)	$(7,295)

Weighted-average common shares outstanding - basic	227,156,690	189,232,274
Effect of dilutive securities:
Share options	534,591	—
Weighted-average common shares outstanding	227,691,281	189,232,274

Income (loss) per common share:
Income (loss) from continuing operations	$0.01	$(0.06)
Income (loss) from discontinued operations	(0.01)	0.02
Net loss attributable to common shareholders	$—	$(0.04)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the three months ended March 31, 2014:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Rantoul, IL	January 2014	$41,277	10/2033	$1,304	$32,562	$7,411
Office	Parachute, CO	January 2014	$13,928	10/2032	$1,400	$10,751	$1,777
Office	Rock Hill, SC	March 2014	$24,350	03/2034	$1,601	$18,989	$3,760
			$79,555		$4,305	$62,302	$12,948

The Company recognized aggregate acquisition expenses of $308 and $193 for the three months ended March 31, 2014 and 2013, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
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

As of March 31, 2014, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution ($ millions)	Lease Term (Years)	Estimated Completion Date
Bingen, WA	Industrial	124,000	$18.9	12	2Q 14
Las Vegas, NV	Industrial	180,000	$29.6	20	3Q 14
Richmond, VA	Office	279,000	$98.6	15	3Q 15
Lake Jackson, TX	Office/R&D	664,000	$166.2	20	4Q 16
		1,247,000	$313.3

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of March 31, 2014 and December 31, 2013, the Company's aggregate investment in development arrangements was $79,940 and $74,350, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. The Company capitalized interest of $530 and $833 during the three months ended March 31, 2014 and 2013, respectively, relating to build-to-suit activities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, the Company has commitments to acquire the following properties:

Location	Property Type	Estimated Acquisition Cost ($000)	Estimated Acquisition Date	Lease Term (Years)
Lewisburg, TN	Industrial	$13,320	2Q 14	12
Auburn Hills, MI	Office	40,025	1Q 15	14
		$53,345
The Company can give no assurances that any of these acquisitions under contract or build-to-suit transactions will be consummated.

(4)	Discontinued Operations and Real Estate Impairment
During the three months ended March 31, 2014, the Company disposed of its interest in one vacant property to an unrelated third party for a gross disposition price of $350. During the three months ended March 31, 2013, the Company disposed of its interest in one property to an unrelated third party for a gross disposition price of $1,900 and conveyed two properties in satisfaction of the $23,281 aggregate non-recourse secured mortgage loans. The Company recognized an aggregate net gain on debt satisfaction of $10,256 relating to discontinued operations during the three months ended March 31, 2013. As of March 31, 2014, the Company had four properties classified as held for sale. Held for sale properties had aggregate assets, primarily real estate, of $36,878 and aggregate liabilities of $19,204, including a non-recourse mortgage loan for $18,623, which was satisfied subsequent to March 31, 2014 (see note 15).
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended March 31,
	2014	2013
Total gross revenues	$1,214	$4,382
Pre-tax income (loss)	$(2,065)	$4,045

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three months ended March 31, 2014 and 2013, the Company recognized $2,309 and $7,344, respectively, of impairment charges in discontinued operations, relating to real estate assets that were disposed of below their carrying value or classified as held for sale.

In addition, the Company recognized impairment charges of $16,400 and $2,413 in continuing operations during the three months ended March 31, 2014 and 2013, respectively. The Company explored the possible disposition of non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon a revised estimated holding period of the properties were below the current carrying values. Accordingly, the Company reduced the carrying values of these properties to their estimated fair values of $5,574 and $4,277, respectively. The property impaired during the three months ended March 31, 2014, is encumbered by a $17,470 non-recourse secured mortgage loan.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable

As of March 31, 2014 and December 31, 2013, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves, were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of March 31, 2014 and December 31, 2013:

	Loan carrying-value(1)
Loan	3/31/2014	12/31/2013	Interest Rate	Maturity Date
Norwalk, CT(2)	$31,332	$28,186	7.50%	11/2014
Homestead, FL(3)	10,325	10,239	7.50%	08/2014
Westmont, IL(4)	12,512	12,610	6.45%	10/2015
Southfield, MI	6,412	6,610	4.55%	02/2015
Austin, TX	2,486	2,389	16.00%	10/2018
Kennewick, WA(5)	55,412	37,030	9.00%	05/2022
Other	2,319	2,379	8.00%	2021-2022
	$120,798	$99,443

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)	The Company is committed to lend up to $32,600.

(3)	The Company is committed to lend up to $10,660.

(4)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Company recognized an impairment of $13,939 during the fourth quarter of 2013. During the three months ended March 31, 2014, the Company recognized $425 of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,561. At March 31, 2014, the impaired loan receivable had a contractual unpaid balance of $26,451.

(5)	The Company is committed to lend up to $85,000. During construction advances accrue interest at 6.5% per annum. Estimated construction completion is 2Q 2014.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of March 31, 2014, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the Westmont, Illinois loan as disclosed above.

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of March 31, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$3,927	$—	$3,927	$—
Impaired real estate assets*	$5,574	$—	$—	$5,574

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4,439	$—	$4,439	$—
Impaired real estate assets*	$12,549	$—	$—	$12,549
Investment in and advances to non-consolidated entities*	$683	$—	$—	$683
Impaired loan receivable*	$12,610	$—	$—	$12,610
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, including those in discontinued operations, as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$120,798	$117,067	$99,443	$95,734

Liabilities
Debt	$2,112,665	$2,092,898	$2,055,807	$2,028,558

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2014 and December 31, 2013, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
The Company estimates the fair value of its real estate assets, including non-consolidated real estate assets, by using income and market valuation techniques. The Company may estimate fair values using market information such as broker opinions of value, recent sales data for similar assets or discounted cash flow models, which primarily rely on Level 3 inputs. The cash flow models include estimated cash inflows and outflows over a specified holding period. These cash flows may include contractual rental revenues, projected future rental revenues and expenses and forecasted tenant improvements and lease commissions based upon market conditions determined through discussion with local real estate professionals, experience the Company has with its other owned properties in such markets and expectations for growth. Capitalization rates and discount rates utilized in these models are estimated by management based upon rates that management believes to be within a reasonable range of current market rates for the respective properties based upon an analysis of factors such as property and tenant quality, geographical location and local supply and demand observations. To the extent the Company underestimates forecasted cash outflows (tenant improvements, lease commissions and operating costs) or overestimates forecasted cash inflows (rental revenue rates), the estimated fair value of its real estate assets could be overstated.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable, including those in discontinued operations, of $1,163,835 and $1,197,489 as of March 31, 2014 and December 31, 2013, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at March 31, 2014 and December 31, 2013 and the mortgages and notes payables mature between 2014 and 2027 as of March 31, 2014. The weighted-average interest rate was 5.3% at March 31, 2014 and December 31, 2013.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
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
The Company has a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of March 31, 2014) depending on the Company's unsecured debt rating. At March 31, 2014, the unsecured revolving credit facility had $42,000 outstanding, outstanding letters of credit of $6,144 and availability of $351,856, subject to covenant compliance.
In 2013, the Company procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of March 31, 2014) depending on the Company’s unsecured debt rating. As of March 31, 2014, the Company entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
The Company has a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of March 31, 2014) depending on the Company's unsecured debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. The Company has entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at March 31, 2014.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 147.8206 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.76 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the three months ended March 31, 2014 and 2013, $2,805 and $42,750, respectively, aggregate principal amount of the notes were converted for 414,637 and 6,167,111 common shares, respectively, and aggregate cash payments of $62 and $2,663, respectively, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $574 and $10,633, respectively.
On September 30, 2013, the Company obtained the release of all guarantees, other than LCIF and LCIF II (which subsequently merged into LCIF) under the indenture for the 6.00% Convertible Guaranteed Notes due 2030, the indenture for the Senior Notes, the term loan agreements and the unsecured revolving credit facility.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	March 31, 2014	December 31, 2013
Principal amount of debt component	$26,186	$28,991
Unamortized discount	(1,244)	(1,500)
Carrying amount of debt component	$24,942	$27,491
Carrying amount of equity component	$(27,564)	$(26,032)
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$16,045	$14,296

	Three months ended March 31,
Statements of Operations:	2014	2013
6.00% Convertible Guaranteed Notes
Coupon interest	$428	$788
Discount amortization	121	223
	$549	$1,011

During the three months ended March 31, 2014 and 2013, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $2,730 and $70, respectively, relating primarily to satisfying non-recourse mortgage debt prior to the stated maturity dates.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2014 and 2013.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company has designated the interest-rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rate on $505,000 of LIBOR-indexed variable-rate unsecured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In January 2012, the Company settled the 2008 interest-rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which was amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $5,485 will be reclassified as an increase to interest expense.

As of March 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013.

	As of March 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$3,927	Other Assets	$4,439

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2014	2013		2014	2013
Interest Rate Swaps	$(1,784)	$262	Interest expense	$1,272	$440

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2014, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2014 and 2013, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(11)	Equity
Shareholders' Equity. During the three months ended March 31, 2014 and 2013, the Company issued 564,501 and 316,759 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $5,416 and $3,212, respectively.
During the three months ended March 31, 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of this program. The Company issued 3,409,927 common shares under this program during the three months ended March 31, 2013 and generated aggregate gross proceeds of $36,884. In addition, in March 2013, the Company issued 23,000,000 common shares in a public offering raising gross proceeds of $258,336. The net proceeds from these offerings of $293,855 were used to repay borrowings under the Company's unsecured revolving credit facility and the balance for general corporate purposes, including acquisitions.
The Company issued 1,325,000 non-vested common shares to certain officers with a grant date fair value of $14,098 during the three months ended March 31, 2013. The non-vested common shares are subject to long-term retention non-vested share agreements and vest from 2018 to 2022 in accordance with the agreements. In addition, during the three months ended March 31, 2014 and 2013, the Company issued 14,000 and 37,500, respectively, fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $142 and $399, respectively.
Accumulated other comprehensive income as of March 31, 2014 and December 31, 2013 represented $3,927 and $4,439, respectively, of unrealized gain (loss) on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income

Gains and Losses on Cash Flow Hedges
Balance December 31, 2013	$4,439
Other comprehensive loss before reclassifications	(1,784)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,272
Balance March 31, 2014	$3,927

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
During the three months ended March 31, 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units. In addition, during the three months ended March 31, 2014 and 2013, 2,605 and 88,442 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $13 and $458, respectively.

As of March 31, 2014, there were approximately 3,445,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months ended March 31,
	2014	2013
Net income (loss) attributable to Lexington Realty Trust shareholders	$886	$(2,620)
Transfers from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for redemption of noncontrolling OP units	(993)	458
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$(107)	$(2,162)

(12)	Related Party Transactions

There were no other related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of March 31, 2014, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $41 and (2) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, which the unfunded amounts were estimated to be $2,025.

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

(14)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the three months ended March 31, 2014 and 2013, the Company paid $23,198 and $28,567, respectively, for interest and $509 and $303, respectively, for income taxes.

(15)	Subsequent Events

Subsequent to March 31, 2014 and in addition to disclosures elsewhere in the financial statements, the Company:

•	disposed of our interests in four properties to unrelated third parties for an aggregate disposition price of $41,075; and

•	financed the Company's Columbus, Indiana property with a $27,790 non-recourse mortgage loan. The loan bears interest at a fixed rate of 2.2% and matures in 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2014. The result of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2014 and 2013, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2014, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

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
As of March 31, 2014, we had ownership interests in approximately 220 consolidated real estate properties, located in 41 states and containing an aggregate of approximately 41.6 million square feet of space, approximately 97.2% of which was leased. The properties in which we have an interest are leased to tenants in various industries, including service, finance/insurance, technology, transportation/logistics and automotive.
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

In 2013, we received an investment-grade rating for our unsecured debt securities, which lowered our financing costs. We intend to maintain a strong balance sheet primarily by (1) financing property acquisitions with non-recourse mortgage debt or unsecured corporate level borrowings at what we believe are favorable rates, (2) issuing equity when market conditions are favorable, (3) selling non-core and underperforming assets and (4) extending debt maturities and refinancing debt at lower rates.

We continue to look at opportunities to recycle capital with a focus on capturing the value of our multi-tenant and retail properties and reducing our exposure to the office sector. We will continue to look at capital recycling opportunities as part of the ongoing effort to further transform our portfolio, with a greater emphasis on office dispositions. One of our objectives is to achieve a better balance between office and industrial property revenue in the part of our portfolio that has lease terms shorter than ten years.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 11.1 years at March 31, 2014 compared to approximately 7.2 years at March 31, 2013 on a cash basis. We strive to stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of our tenants to stay abreast of any material changes. We monitor tenant credit quality by (1) subscribing to Standard & Poor’s Rating Services, or S&P, and Moody’s Investors Service, Inc., or Moody’s, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
During the first quarter of 2014, we entered into 28 new leases and lease extensions encompassing 1.7 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $3.51 per square foot compared to the average GAAP base rent on these leases before extension of $3.61 per square foot. The weighted-average cost of tenant improvements and lease commissions was $29.29 per square foot for new leases and $1.16 per square foot for extended leases.

First Quarter 2014 Transaction Summary
The following summarizes our significant transactions during the three months ended March 31, 2014.
Investments.

•	Closed property acquisitions of $79.6 million.

•	Committed to acquire a newly built office property for $40.0 million, which is expected to close in the first quarter of 2015.

•	Entered into an agreement for a four building build-to-suit project for $166.2 million.
Dispositions.

•	Disposed of our interest in one of our properties to an unrelated third party for a gross sales price of approximately $0.4 million.
Debt.

•
Satisfied two cross-collateralized mortgage loans secured by our Rockford, Illinois and Statesville, North Carolina properties for $19.5 million and $2.5 million of yield maintenance. The mortgage loans had an interest rate of 6.2%.

•	Repaid a net $6.0 million on our unsecured revolving credit facility.

•	Converted approximately $2.8 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030 for approximately 415 thousand common shares.

•	Borrowed the remaining $99.0 million available under our five-year unsecured term loan facility and swapped the LIBOR component of such borrowing for a current fixed interest rate of 2.51%.

Subsequent to Quarter End Highlights

•	See note 15 to our unaudited condensed consolidated financial statements contained in this Quarterly Report.

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
During the three months ended March 31, 2014, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot
Rantoul, IL	Industrial	813	$41.3	January 2014	20	$50.76
Parachute, CO	Office	49	$13.9	January 2014	19	$284.10
Rock Hill, SC(1)	Office	104	$24.4	March 2014	20	$233.02
		966	$79.6
(1) We also incurred leasing costs of $0.4 million.

The following is a summary of our on-going build-to-suit transactions as of March 31, 2014:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 3/31/14(1) (millions)
Bingen, WA	Industrial	124	$18.9	2Q 2014	$11.4
Las Vegas, NV	Industrial	180	$29.6	3Q 2014	$24.7
Richmond, VA	Office	279	$98.6	3Q 2015	$24.4
Lake Jackson, TX	Office/R&D	664	$166.2	4Q 2016	$21.3
		1,247	$313.3		$81.8

(1)	Balance includes equity credits received.

In addition, we have committed to acquire upon their completion the following properties:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Lewisburg, TN	Industrial	$13.3	2Q 14	12
Auburn Hills, MI	Office	40.0	1Q 15	14
		$53.3

We can give no assurances that any unconsummated transactions described in this Quarterly Report will be consummated or, if consummated, will perform to our expectations.

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

Liquidity and Capital Resources
Cash Flows. We believe that cash flows from operations will continue to provide adequate capital to fund our operating and administrative expenses, regular debt service obligations and all dividend payments in accordance with REIT requirements in both the short-term and long-term. In addition, we anticipate that cash on hand, borrowings under our unsecured credit facility, capital recycling proceeds, issuances of equity, mortgage proceeds and other debt, as well as other available alternatives, will provide the necessary capital required by our business.
We generally seek to finance our balance sheet with property specific non-recourse mortgage debt, when appropriate, corporate level debt and equity. Our objective is to continue to lower our secured debt by retiring mortgages as they mature and unencumber assets so that approximately 65% to 70% of our assets will be unencumbered. While we continue to unencumber assets, from time to time, we may continue to access secured financing when we believe it is advantageous to do so, particularly if financing of longer than ten years is available. At March 31, 2014, we had $92.9 million and $274.5 million of property specific non-recourse mortgage debt due in 2014 and 2015, respectively. We believe we have sufficient sources of liquidity at March 31, 2014 to meet these obligations through cash on hand ($46.1 million), borrowing capacity on our unsecured revolving credit facility ($351.9 million), which expires in 2017, but can be extended by us to 2018, and future cash flows from operations.
The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the three months ended March 31, 2013, our properties in Southington, Connecticut and Suwanee, Georgia were sold in foreclosure, in satisfaction of the $23.3 million aggregate outstanding non-recourse mortgage loans.

Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $59.9 million for the three months ended March 31, 2014 from $57.1 million for the three months ended March 31, 2013. The increase is primarily related to operating results resulting from acquisitions, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the three months ended March 31, 2014, were impacted by yield maintenance penalties and other costs incurred aggregating $2.7 million relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $112.4 million and $112.7 million during the three months ended March 31, 2014 and 2013, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction and loans receivable, capital expenditures and increases in leasing costs, restricted cash and real estate deposits. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, release of escrow deposits and restricted cash and principal receipts on loans receivable.
Net cash provided by financing activities totaled $21.2 million and $132.9 million during the three months ended March 31, 2014 and 2013, respectively. Cash provided by financing activities related primarily to proceeds from our unsecured term loan, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, retirement of debt instruments, principal payments on debt, the purchase of noncontrolling interests and increases in deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $39.1 million in the three months ended March 31, 2014, compared to $31.3 million in the three months ended March 31, 2013. This increase resulted from an increase in our quarterly common share dividend paid in 2014 to $0.165 per common share from $0.15 per common share per quarter paid in 2013 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of March 31, 2014, there were 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P. or LCIF, outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $42.3 million based on the closing price of $10.91 per common share on March 31, 2014 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. In June 2013, we issued $250.0 million aggregate principal amount of 4.25% Senior Notes due 2023 at an issuance price of 99.026% of the principal amount. The notes are unsecured, pay interest semi-annually in arrears and mature in June 2023. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. We recognized an aggregate initial discount of $2.4 million upon issuance of the notes which is being recognized as additional interest expense over the term of the notes. The notes are rated Baa2 and BBB- by Moody’s and S&P, respectively.
We have a $400.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of March 31, 2014), depending on our unsecured debt rating. At March 31, 2014, the unsecured revolving credit facility had $42.0 million outstanding, outstanding letters of credit of $6.1 million and availability of $351.9 million, subject to covenant compliance.
We also have a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid with penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of March 31, 2014), depending on our unsecured debt rating. As of March 31, 2014, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250.0 million outstanding.

In addition, we also have a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent. The term loan matures in January 2019 and requires regular payments of interest only at interest rates that ranged from LIBOR plus 1.50% to 2.25% (1.75% as of March 31, 2014) depending on our unsecured debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019.
As of March 31, 2014, we were in compliance with the financial covenants contained in the revolving credit facility and term loan agreements.
Results of Operations
Three months ended March 31, 2014 compared with three months ended March 31, 2013. The increase in total gross revenues in the first three months of 2014 of $19.5 million was primarily attributable to an increase in rental revenue of $18.4 million and an increase in tenant reimbursements of $1.2 million. Rental revenue increased primarily due to new property acquisition revenue of $18.7 million, offset in part by the net impact of lease extensions entered into at rents below previous rental amounts and new leases entered into at rates lower than under previous leases. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization decreased by $1.0 million primarily due to certain lease intangibles becoming fully amortized in 2013.
The increase in property operating expenses of $2.5 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties and an increase in vacancy at certain properties.
The increase in general and administrative expenses of $0.9 million was primarily due to an increase in personnel costs and professional fees.
Non-operating income increased by $1.1 million primarily due to interest earned on new loan receivable investments.
The increase in interest and amortization expense of $1.5 million was primarily due to an increase in corporate level debt and the financing of the New York, New York land parcels in 2013, offset by a decrease in our weighted-average interest rate.
The decrease in debt satisfaction charges, net, of $7.4 million was primarily due to the decrease in the conversions of our 6.00% Convertible Guaranteed Notes due 2030 during the three months ended March 31, 2014.
The increase in impairment charges of $14.0 million relates to a $16.4 million impairment charge recognized in the three months ended March 31, 2014 on an office property in Rochester, New York, compared to an impairment charge of $2.4 million recognized in the three months ended March 31, 2013 on a retail property in Port Chester, New York, which we had considered selling and which had a carrying value in excess of its estimated fair value.
Discontinued operations represent properties sold or held for sale. The decrease in total income from discontinued operations of $6.1 million was primarily due to a decrease in debt satisfaction gains, net, of $10.3 million and a decrease in income from discontinued operations of $0.9 million, offset by a decrease in impairment charges of $5.0 million.
The decrease in net loss attributable to common shareholders of $6.5 million was primarily due to the items discussed above and a decrease in preferred dividends relating to the redemption of preferred shares.
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

Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2014 and 2013. Our historical same-store occupancy was 97.1% at March 31, 2014 compared to 97.7% at March 31, 2013. The following presents our consolidated same-store net operating income, or NOI, for the three months ended March 31, 2014 and 2013 ($000):

	2014	2013
Total base rent	$94,507	$91,768
Tenant reimbursements	7,971	7,601
Property operating expenses	(15,884)	(14,905)
Same-store NOI	$86,594	$84,464
Our same-store NOI increased from 2013 to 2014 by 2.5%. This was primarily due to an increase in revenue due to escalating rents.

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

The following presents a reconciliation of net income (loss) attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for the three months ended March 31, 2014 and 2013 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2014	2013
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to Lexington Realty Trust shareholders	$886	$(2,620)
Adjustments:
Depreciation and amortization	39,939	43,956
Impairment charges - real estate	18,709	9,757
Noncontrolling interests - OP units	581	247
Amortization of leasing commissions	1,454	1,328
Joint venture and noncontrolling interest adjustment	633	576
Preferred dividends - Series D	—	(2,926)
Interest and amortization on 6.00% Convertible Guaranteed Notes	579	1,064
Reported Company FFO	62,781	51,382
Debt satisfaction charges, net	3,304	447
Other	312	119
Company FFO, as adjusted	$66,397	$51,948

Per Share Amounts
Basic:
Reported Company FFO	$0.26	$0.25
Company FFO, as adjusted	$0.28	$0.25

Diluted:
Reported Company FFO	$0.26	$0.25
Company FFO, as adjusted	$0.28	$0.25

	Three Months ended March 31,
Basic:	2014	2013
Weighted-average common shares outstanding - EPS basic	227,156,690	189,232,274
6.00% Convertible Guaranteed Notes	4,214,636	7,496,530
Non-vested share-based payment awards	122,143	412,914
Operating Partnership Units	3,880,905	4,218,813
Preferred Shares - Series C	4,710,570	4,710,570
Weighted-average common shares outstanding - basic	240,084,944	206,071,101

Diluted:
Weighted-average common shares outstanding - basic	240,084,944	206,071,101
Options - Incremental shares	534,591	1,040,240
Weighted-average common shares outstanding - diluted	240,619,535	207,111,341

Off-Balance Sheet Arrangements

As of March 31, 2014, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries.

In addition, we had $6.1 million in outstanding letters of credit at March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $42.0 million as of March 31, 2014, which represented 2.0% of total long-term indebtedness. There was no variable-rate indebtedness outstanding as of March 31, 2013. During the three months ended March 31, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.6% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2014 and 2013 would have been increased by $81 thousand and $103 thousand, respectively. As of March 31, 2014 and 2013, our consolidated fixed-rate debt was $2.1 billion and $1.7 billion, respectively, which represented 98.0% and 100.0%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2014 and are indicative of the interest rate environment as of March 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $2.1 billion as of March 31, 2014.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2014, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

There have been no material changes in our risk factors from those disclosed in our Annual Report which are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2014 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2014	—	$—	—	1,056,731
February 1 - 28, 2014	—	$—	—	1,056,731
March 1 - 31, 2014	—	$—	—	1,056,731
First quarter 2014	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

During the three months ended March 31, 2014, we issued 415 thousand common shares upon conversion of $2.8 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated conversion rate of 147.8206 common shares per $1,000 principal amount of the notes. The conversion was pursuant to (1) a conversion agreement and (2) an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended. In connection with the conversion, we made a cash payment to the converting holder in the amount of $62.0 thousand.

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

3.16	—	First Amendment to the LCIF II Partnership Agreement effective as of June 19, 2003 (filed as Exhibit 3.14 to the 2003 10-K)(1)
3.17	—	Second Amendment to the LCIF II Partnership Agreement effective as of June 30, 2003 (filed as Exhibit 3.15 to the 2003 10-K)(1)
3.18	—	Third Amendment to the LCIF II Partnership Agreement effective as of December 8, 2004 (filed as Exhibit 10.2 to the 12/14/04 8-K)(1)
3.19	—	Fourth Amendment to the LCIF II Partnership Agreement effective as of January 3, 2005 (filed as Exhibit 10.2 to the 01/03/05 8-K)(1)
3.20	—	Fifth Amendment to the LCIF II Partnership Agreement effective as of July 23, 2006 (filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed July 24, 2006)(1)
3.21	—	Sixth Amendment to the LCIF II Partnership Agreement effective as of December 20, 2006 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2006)(1)
3.22	—	Seventh Amendment to the LCIF II Partnership Agreement effective as of March 26, 2009 (filed as Exhibit 10.2 to the 4/27/09 8-K)(1)
3.23	—	Agreement and Plan of Merger dated as of December 23, 2013, by and among LCIF and LCIF II (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 24, 2013)(1)

3.24	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
Indenture, dated as of January 29, 2007, among the Company (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007 (the “01/29/07 8-K”))(1)

4.4	—
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

4.5	—	Junior Subordinated Indenture, dated as of March 21, 2007, between Lexington Realty Trust and The Bank of New York Trust Company, National Association (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.6	—
Fourth Supplemental Indenture, dated as of December 31, 2008, among the Company, the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 2, 2009)(1)

4.7	—
Fifth Supplemental Indenture, dated as of June 9, 2009, among the Company (as successor to the MLP), the other guarantors named therein and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed June 15, 2009)(1)

4.8	—
Sixth Supplemental Indenture, dated as of January 26, 2010 among the Company, the guarantors named therein and U.S. Bank National Association, as trustee, including the Form of 6.00% Convertible Guaranteed Notes due 2030 (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 26, 2010)(1)

4.9	—
Seventh Supplemental Indenture, dated as of September 28, 2012, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed October 3, 2012)(1)

4.10	—
Eighth Supplemental Indenture, dated as of February 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed February 13, 2013 (the “02/13/13 8-K”))(1)

4.11	—
Ninth Supplemental Indenture, dated as of May 6, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 8, 2013)(1)

4.12	—
Tenth Supplemental Indenture, dated as of June 13, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on June 13, 2013 (“06/13/13 8-K”))(1)

4.13	—
Tenth Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013 (“10/03/13 8-K”))(1)

4.14	—	Indenture, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the 06/13/2013 8-K))(1)
4.15	—
Registration Rights Agreement, dated as of June 10, 2013, among the Company, the subsidiary guarantors named therein, on the one hand, and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the several initial purchasers, on the other hand (filed as Exhibit 4.2 to the 06/13/2013 8-K)(1)

4.16	—
First Supplemental Indenture, dated as of June 13, 2013, among the Company, the subsidiary guarantors named therein, and U.S. Bank National Association, as trustee (filed as Exhibit 4.3 to the 06/13/2013 8-K)(1)

10.1	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company and LCIF, as borrowers, KeyBank National Association, as agent, and each of the financial institutions a signatory thereto together with their assignees (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2014 (the “3/28/14 8-K”)(1)

10.2	—
Third Amendment to Amended and Restated Term Loan Agreement, dated as of March 28, 2014, among the Company and LCIF, as borrowers, Wells Fargo Bank, National Association, as agent, and each of the financial institutions a signatory thereto together with their assignees (filed as Exhibit 10.2 to the 3/28/14 8-K)(1)

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2014 and 2013; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 9, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	May 9, 2014	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)