Form 10-Q
period 2014-06-30
LEXINGTON REALTY TRUST
filed 2014-08-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 231,288,894 common shares of beneficial interest, par value $0.0001 per share, as of August 5, 2014.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30, 2014 (unaudited)	December 31, 2013
Assets:
Real estate, at cost	$3,830,354	$3,812,294
Real estate - intangible assets	757,687	762,157
Investments in real estate under construction	54,586	74,350
	4,642,627	4,648,801
Less: accumulated depreciation and amortization	1,252,406	1,223,381
Real estate, net	3,390,221	3,425,420
Assets held for sale	3,866	—
Cash and cash equivalents	129,104	77,261
Restricted cash	21,763	19,953
Investment in and advances to non-consolidated entities	16,729	18,442
Deferred expenses, net	68,325	66,827
Loans receivable, net	122,409	99,443
Rent receivable – current	8,441	10,087
Rent receivable – deferred	40,671	19,473
Other assets	36,141	35,375
Total assets	$3,837,670	$3,772,281

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,012,537	$1,197,489
Credit facility borrowings	—	48,000
Term loans payable	505,000	406,000
Senior notes payable	497,539	247,707
Convertible notes payable	25,054	27,491
Trust preferred securities	129,120	129,120
Dividends payable	41,891	40,018
Liabilities held for sale	117	—
Accounts payable and other liabilities	36,356	39,642
Accrued interest payable	9,028	9,627
Deferred revenue - including below market leases, net	73,565	69,667
Prepaid rent	21,402	18,037
Total liabilities	2,351,609	2,232,798

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 230,384,990 and 228,663,022 shares issued and outstanding in 2014 and 2013, respectively	23	23
Additional paid-in-capital	2,735,174	2,717,787
Accumulated distributions in excess of net income	(1,365,407)	(1,300,527)
Accumulated other comprehensive income (loss)	(66)	4,439
Total shareholders’ equity	1,463,740	1,515,738
Noncontrolling interests	22,321	23,745
Total equity	1,486,061	1,539,483
Total liabilities and equity	$3,837,670	$3,772,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Gross revenues:
Rental	$101,413	$86,962	$202,794	$170,806
Advisory and incentive fees	126	154	248	328
Tenant reimbursements	8,217	7,615	16,900	15,097
Total gross revenues	109,756	94,731	219,942	186,231
Expense applicable to revenues:
Depreciation and amortization	(39,861)	(42,064)	(80,455)	(83,489)
Property operating	(16,436)	(14,821)	(33,525)	(29,570)
General and administrative	(6,667)	(6,509)	(14,649)	(13,402)
Non-operating income	3,302	1,470	6,253	3,331
Interest and amortization expense	(25,955)	(21,440)	(50,415)	(44,400)
Debt satisfaction charges, net	(4,187)	(11,726)	(7,491)	(22,429)
Impairment charges	—	—	(16,400)	(2,413)
Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	19,952	(359)	23,260	(6,141)
Provision for income taxes	(297)	(152)	(899)	(544)
Equity in earnings (losses) of non-consolidated entities	(209)	204	73	339
Income (loss) from continuing operations	19,446	(307)	22,434	(6,346)
Discontinued operations:
Income (loss) from discontinued operations	1,018	(811)	2,159	208
Provision for income taxes	(6)	(1,166)	(12)	(1,181)
Debt satisfaction gains (charges), net	(299)	(1,299)	(299)	8,957
Gains on sales of properties	3,510	12,806	3,510	12,806
Impairment charges	(8,382)	(1,391)	(10,691)	(8,735)
Total discontinued operations	(4,159)	8,139	(5,333)	12,055
Net income	15,287	7,832	17,101	5,709
Less net income attributable to noncontrolling interests	(837)	(1,100)	(1,765)	(1,597)
Net income attributable to Lexington Realty Trust shareholders	14,450	6,732	15,336	4,112
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Dividends attributable to preferred shares – Series D	—	(617)	—	(3,543)
Allocation to participating securities	(135)	(161)	(287)	(338)
Deemed dividend – Series D	—	(5,230)	—	(5,230)
Net income (loss) attributable to common shareholders	$12,742	$(849)	$11,904	$(8,144)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.07	$(0.04)	$0.07	$(0.10)
Income (loss) from discontinued operations	(0.02)	0.04	(0.02)	0.06
Net income (loss) attributable to common shareholders	$0.05	$—	$0.05	$(0.04)
Weighted-average common shares outstanding – basic	228,368,053	211,619,288	227,765,718	200,487,623
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.07	$(0.04)	$0.07	$(0.10)
Income (loss) from discontinued operations	(0.02)	0.04	(0.02)	0.06
Net income (loss) attributable to common shareholders	$0.05	$—	$0.05	$(0.04)
Weighted-average common shares outstanding – diluted	228,851,184	211,619,288	228,275,608	200,487,623
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$16,901	$(8,477)	$17,237	$(19,701)
Income (loss) from discontinued operations	(4,159)	7,628	(5,333)	11,557
Net income (loss) attributable to common shareholders	$12,742	$(849)	$11,904	$(8,144)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income	$15,287	$7,832	$17,101	$5,709
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(3,993)	9,434	(4,505)	10,136
Other comprehensive income (loss)	(3,993)	9,434	(4,505)	10,136
Comprehensive income	11,294	17,266	12,596	15,845
Comprehensive income attributable to noncontrolling interests	(837)	(1,100)	(1,765)	(1,597)
Comprehensive income attributable to Lexington Realty Trust shareholders	$10,457	$16,166	$10,831	$14,248
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2014		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	$94,016	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units	(1,962)	—	—	(959)	—	—	(1,003)
Issuance of common shares upon conversion of convertible notes	3,149	—	—	3,149	—	—	—
Issuance of common shares and deferred compensation amortization, net	15,197	—	—	15,197	—	—	—
Dividends/distributions	(82,402)	—	—	—	(80,216)	—	(2,186)
Net income	17,101	—	—	—	15,336	—	1,765
Other comprehensive loss	(4,505)	—	—	—	—	(4,505)	—
Balance June 30, 2014	$1,486,061	$94,016	$23	$2,735,174	$(1,365,407)	$(66)	$22,321

Six Months ended June 30, 2013		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	$243,790	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	861	—	—	(861)
Repurchase of preferred shares	(155,004)	(149,774)	—	—	(5,230)	—	—
Issuance of common shares upon conversion of convertible notes	47,128	—	—	47,128	—	—	—
Issuance of common shares and deferred compensation amortization, net	307,263	—	3	307,260	—	—	—
Dividends/distributions	(72,850)	—	—	—	(70,872)	—	(1,978)
Net income	5,709	—	—	—	4,112	—	1,597
Other comprehensive income	10,136	—	—	—	—	10,136	—
Balance June 30, 2013	$1,475,547	$94,016	$21	$2,568,198	$(1,215,793)	$3,912	$25,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six months ended June 30,
	2014	2013
Net cash provided by operating activities:	$103,721	$95,158
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(51,962)	(81,535)
Investment in real estate under construction	(69,073)	(34,808)
Capital expenditures	(5,403)	(33,532)
Net proceeds from sale of properties	33,226	47,236
Principal payments received on loans receivable	1,104	1,194
Investment in loans receivable	(20,833)	(16,967)
Distributions from non-consolidated entities in excess of accumulated earnings	876	15,440
Increase in deferred leasing costs	(6,519)	(4,919)
Change in escrow deposits and restricted cash	(2,610)	(2,337)
Real estate deposits, net	(37)	(1,259)
Net cash used in investing activities	(121,231)	(111,487)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(78,343)	(68,233)
Conversion of convertible notes	(62)	(2,663)
Principal amortization payments	(20,971)	(23,442)
Principal payments on debt, excluding normal amortization	(163,267)	(338,537)
Change in credit facility borrowings, net	(48,000)	—
Proceeds from senior notes	249,708	247,565
Proceeds from term loans	99,000	64,000
Increase in deferred financing costs	(3,215)	(6,539)
Proceeds of mortgages and notes payable	27,790	40,000
Change in restricted cash	—	(1,573)
Cash distributions to noncontrolling interests	(2,186)	(1,978)
Redemption of noncontrolling interests	(1,962)	—
Repurchase of preferred shares	—	(155,004)
Issuance of common shares, net	10,861	302,987
Net cash provided by financing activities	69,353	56,583
Change in cash and cash equivalents	51,843	40,254
Cash and cash equivalents, at beginning of period	77,261	34,024
Cash and cash equivalents, at end of period	$129,104	$74,278

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
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
As of June 30, 2014, the Company had ownership interests in approximately 220 consolidated real estate properties, located in 41 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, finance/insurance, technology, transportation/logistics and automotive.
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
The financial statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 (this “Quarterly Report”) have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014 (“Annual Report”).
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
June 30, 2014 and 2013
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
Recently Issued Accounting Guidance. In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions the Company makes, if any, that will be classified as discontinued operations in the Company's condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new guidance on its condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
BASIC
Income (loss) from continuing operations attributable to common shareholders	$16,901	$(8,477)	$17,237	$(19,701)
Income (loss) from discontinued operations attributable to common shareholders	(4,159)	7,628	(5,333)	11,557
Net income (loss) attributable to common shareholders	$12,742	$(849)	$11,904	$(8,144)
Weighted-average number of common shares outstanding	228,368,053	211,619,288	227,765,718	200,487,623
Income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.04)	$0.07	$(0.10)
Income (loss) from discontinued operations	(0.02)	0.04	(0.02)	0.06
Net income (loss) attributable to common shareholders	$0.05	$—	$0.05	$(0.04)

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$16,901	$(8,477)	$17,237	$(19,701)
Impact of assumed conversions:
Share options	—	—	—	—
Income (loss) from continuing operations attributable to common shareholders	16,901	(8,477)	17,237	(19,701)
Income (loss) from discontinued operations attributable to common shareholders - basic	(4,159)	7,628	(5,333)	11,557
Impact of assumed conversions:
Share options	—	—	—	—
Income (loss) from discontinued operations attributable to common shareholders	(4,159)	7,628	(5,333)	11,557
Net income (loss) attributable to common shareholders	$12,742	$(849)	$11,904	$(8,144)

Weighted-average common shares outstanding - basic	228,368,053	211,619,288	227,765,718	200,487,623
Effect of dilutive securities:
Share options	483,131	—	509,890	—
Weighted-average common shares outstanding	228,851,184	211,619,288	228,275,608	200,487,623

Income (loss) per common share:
Income (loss) from continuing operations	$0.07	$(0.04)	$0.07	$(0.10)
Income (loss) from discontinued operations	(0.02)	0.04	(0.02)	0.06
Net income (loss) attributable to common shareholders	$0.05	$—	$0.05	$(0.04)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the six months ended June 30, 2014:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
Industrial	Rantoul, IL	January 2014	$41,277	10/2033	$1,304	$32,562	$7,411
Office	Parachute, CO	January 2014	$13,928	10/2032	$1,400	$10,751	$1,777
Office	Rock Hill, SC	March 2014	$24,715	03/2034	$1,601	$18,989	$4,125
Industrial	Lewisburg, TN	May 2014	$13,320	03/2026	$173	$10,865	$2,282
Industrial	North Las Vegas, NV	May 2014	$28,249	09/2034	$3,244	$21,444	$3,561
Industrial	Bingen, WA	May 2014	$20,391	05/2024	$—	$18,075	$2,316
			$141,880		$7,722	$112,686	$21,472

The Company recognized aggregate acquisition and pursuit expenses of $1,252 and $598 for the six months ended June 30, 2014 and 2013, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
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

As of June 30, 2014, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion Date
Oak Creek, WI	Industrial	164,000	$22,609	20	2Q 15
Richmond, VA	Office	279,000	$98,644	15	3Q 15
Lake Jackson, TX	Office/R&D	664,000	$166,164	20	4Q 16
		1,107,000	$287,417

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of June 30, 2014 and December 31, 2013, the Company's aggregate investment in development arrangements was $54,586 and $74,350, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. The Company capitalized interest of $1,454 and $1,116 during the six months ended June 30, 2014 and 2013, respectively, relating to build-to-suit activities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, the Company has a commitment to acquire the following property:

Location	Property Type	Estimated Acquisition Cost ($000)	Estimated Acquisition Date	Lease Term (Years)
Auburn Hills, MI	Office	$40,025	1Q 15	14
		$40,025
The Company can give no assurances that any of these acquisitions under contract or build-to-suit transactions will be consummated.

(4)	Discontinued Operations and Real Estate Impairment
During the six months ended June 30, 2014, the Company disposed of its interests in six properties to unrelated third parties for an aggregate gross disposition price of $52,605 and conveyed one property along with its escrow deposits in satisfaction of the $9,900 non-recourse secured mortgage loan. During the six months ended June 30, 2013, the Company disposed of its interest in certain properties to unrelated third parties for a gross disposition price of $48,466. In addition, during the six months ended June 30, 2013, the Company conveyed certain properties along with the respective escrow deposits in satisfaction of the $49,509 aggregate non-recourse secured mortgage loans. During the six months ended June 30, 2014 and 2013, the Company recognized aggregate gains on sales of properties of $3,510 and $12,806, respectively. In addition, during the six months ended June 30, 2014 and 2013, the Company recognized aggregate net gains (charges) on debt satisfaction of $(299) and $8,957, respectively, relating to discontinued operations. As of June 30, 2014, the Company had one property classified as held for sale.
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Total gross revenues	$2,126	$5,558	$5,352	$11,119
Pre-tax income (loss)	$(4,153)	$9,305	$(5,321)	$13,236

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the six months ended June 30, 2014 and 2013, the Company recognized $10,691 and $8,735, respectively, of impairment charges in discontinued operations, relating to real estate assets that were disposed of below their carrying value or classified as held for sale.

In addition, the Company recognized impairment charges of $16,400 and $2,413 in continuing operations during the six months ended June 30, 2014 and 2013, respectively. The Company explored the possible disposition of certain non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon a revised estimated holding period of the properties were below the current carrying values. Accordingly, the Company reduced the carrying values of these properties to their estimated fair values of $5,574 and $4,277, respectively. A property impaired during the six months ended June 30, 2014, is encumbered by a $17,401 non-recourse secured mortgage loan.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable

As of June 30, 2014 and December 31, 2013, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves, were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of June 30, 2014 and December 31, 2013:

	Loan carrying-value(1)
Loan	6/30/2014	12/31/2013	Interest Rate	Maturity Date
Norwalk, CT(2)	$32,159	$28,186	7.50%	11/2014
Homestead, FL(3)	10,311	10,239	7.50%	08/2014
Westmont, IL(4)	12,417	12,610	6.45%	10/2015
Southfield, MI	6,210	6,610	4.55%	02/2015
Austin, TX	2,586	2,389	16.00%	10/2018
Kennewick, WA(5)	56,467	37,030	9.00%	05/2022
Other	2,259	2,379	8.00%	2021-2022
	$122,409	$99,443

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)	The Company is committed to lend up to $32,600.

(3)	The Company is committed to lend up to $10,660.

(4)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Company recognized an impairment of $13,939 during the fourth quarter of 2013. During the six months ended June 30, 2014, the Company recognized $853 of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,514. At June 30, 2014, the impaired loan receivable had a contractual unpaid balance of $26,357.

(5)	The Company is committed to lend up to $85,000. Advances accrue interest at a current rate of 7.625% per annum through July 31, 2014 and at 9.00% per annum thereafter.

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

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2014, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the Westmont, Illinois loan as disclosed above.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$894	$—	$894	$—
Interest rate swap liabilities	$(960)	$—	$(960)	$—
Impaired real estate assets*	$5,574	$—	$—	$5,574
Investment in and advances to non-consolidated entities*	$394	$—	$—	$394

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4,439	$—	$4,439	$—
Impaired real estate assets*	$12,549	$—	$—	$12,549
Investment in and advances to non-consolidated entities*	$683	$—	$—	$683
Impaired loan receivable*	$12,610	$—	$—	$12,610
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, including those in discontinued operations, as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$122,409	$118,379	$99,443	$95,734

Liabilities
Debt	$2,169,250	$2,173,957	$2,055,807	$2,028,558

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2014 and December 31, 2013, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
June 30, 2014 and 2013
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

In June 2014 and September 2013, the Company recognized $650 and $925, respectively, other-than-temporary impairment charges on a non-consolidated office property joint venture due to a change in the Company's estimate of net proceeds upon liquidation of the joint venture.

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
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable of $1,012,537 and $1,197,489 as of June 30, 2014 and December 31, 2013, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 3.6% to 8.5% at June 30, 2014 and December 31, 2013 and the mortgages and notes payables mature between 2014 and 2027 as of June 30, 2014. The weighted-average interest rate was 5.2% and 5.3% at June 30, 2014 and December 31, 2013, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company had the following senior notes outstanding as of June 30, 2014:

Issue Date	Face Amount	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000
The Company issued $250,000 of 4.40% Senior Notes due 2024 during the second quarter of 2014 in a registered offering to the public. The Company used the net proceeds from the sale of these senior notes to repay secured indebtedness, pay down amounts outstanding under its revolving credit facility and for other general corporate purposes.
Each series of the senior notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. The senior notes are rated Baa2, BBB- and BBB by Moody’s Investors Service, Inc. (“Moody’s”), Standard & Poor’s Rating Services (“S&P”) and Fitch Ratings, Inc., respectively.
The Company has a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2014) depending on the Company's unsecured debt rating. At June 30, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $16,144 and availability of $383,856, subject to covenant compliance.
In 2013, the Company procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2014) depending on the Company’s unsecured debt rating. As of June 30, 2014, the Company entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
The Company has a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of June 30, 2014) depending on the Company's unsecured debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. The Company has entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2014.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 149.6190 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.68 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the six months ended June 30, 2014 and 2013, $2,805 and $42,750, respectively, aggregate principal amount of the notes were converted for 414,637 and 6,167,111 common shares, respectively, and aggregate cash payments of $62 and $2,663, respectively, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $574 and $10,633, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

On September 30, 2013, the Company obtained the release of all guarantees, other than LCIF and LCIF II (which subsequently merged into LCIF) under the indenture for the 6.00% Convertible Guaranteed Notes due 2030, the indenture for the 4.25% Senior Notes due 2023, the term loan agreements and the unsecured revolving credit facility.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	June 30, 2014	December 31, 2013
Principal amount of debt component	$26,186	$28,991
Unamortized discount	(1,132)	(1,500)
Carrying amount of debt component	$25,054	$27,491
Carrying amount of equity component	$(27,564)	$(26,032)
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$16,432	$14,296

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2014	2013	2014	2013
6.00% Convertible Guaranteed Notes
Coupon interest	$393	$610	$821	$1,398
Discount amortization	112	175	233	398
	$505	$785	$1,054	$1,796

During the six months ended June 30, 2014 and 2013, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $6,917 and $11,796, respectively, relating primarily to satisfying non-recourse mortgage debt prior to the stated maturity dates.

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
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2014 and 2013.

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $5,477 will be reclassified as an increase to interest expense.

As of June 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013.

	As of June 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$894	Other Assets	$4,439
Interest Rate Swap Liability	Other Liabilities	$(960)

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2014 and 2013.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2014	2013		2014	2013
Interest Rate Swaps	$(7,186)	$8,851	Interest expense	$2,681	$1,285

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2014, the Company has not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2014 and 2013, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the six months ended June 30, 2014 and 2013, the Company issued 1,168,673 and 690,873 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $11,522 and $7,466, respectively.
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
The Company issued 1,325,000 non-vested common shares to certain officers with a grant date fair value of $14,098 during the six months ended June 30, 2013. The non-vested common shares are subject to long-term retention non-vested share agreements and vest from 2018 to 2022 in accordance with the agreements. In addition, during the six months ended June 30, 2014 and 2013, the Company issued 14,000 and 37,500, respectively, fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $142 and $399, respectively.
During the six months ended June 30, 2013, the Company repurchased and retired the following shares of its preferred stock:

7.55% Series D Cumulative Preferred Stock
Shares redeemed and retired	6,200,000
Redemption cost(1)	$155,621
Deemed dividend(2)	$5,230

(1)	Includes accrued and unpaid dividends.

(2)	Represents the difference between the redemption cost and historical GAAP cost. Accordingly, net income was adjusted for the deemed dividend to arrive at net loss attributable to common shareholders.

Accumulated other comprehensive income (loss) as of June 30, 2014 and December 31, 2013 represented $(66) and $4,439, respectively, of unrealized gain (loss) on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2013	$4,439
Other comprehensive loss before reclassifications	(7,186)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	2,681
Balance June 30, 2014	$(66)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Noncontrolling Interests. In conjunction with several of the Company's acquisitions in prior years, sellers were issued OP units as a form of consideration. All OP units, other than OP units owned by the Company, are redeemable for common shares at certain times, at the option of the holders, and are generally not otherwise mandatorily redeemable by the Company. The OP units are classified as a component of permanent equity as the Company has determined that the OP units are not redeemable securities as defined by GAAP. Each OP unit is currently redeemable at the holder's option for approximately 1.13 common shares, subject to future adjustments.
During the six months ended June 30, 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units. In addition, during the six months ended June 30, 2014 and 2013, 9,322 and 164,596 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $46 and $861, respectively.

As of June 30, 2014, there were approximately 3,439,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months ended June 30,
	2014	2013
Net income attributable to Lexington Realty Trust shareholders	$15,336	$4,112
Transfers from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for redemption of noncontrolling OP units	(959)	861
Change from net income attributable to shareholders and transfers from noncontrolling interests	$14,377	$4,973

(12)	Related Party Transactions

There were no related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(13)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During the six months ended June 30, 2014, the Company commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of June 30, 2014, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, for which the unfunded amounts were estimated to be $41 and (2) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, for which the unfunded amounts were estimated to be $1,499.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014 and 2013
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

(14)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the six months ended June 30, 2014 and 2013, the Company paid $50,694 and $48,377, respectively, for interest and $1,341 and $1,235, respectively, for income taxes.

(15)	Subsequent Events

Subsequent to June 30, 2014 and in addition to disclosures elsewhere in the financial statements, the Company:

•	disposed of its interest in three properties to unrelated third parties for an aggregate disposition price of $48,300;

•	converted $1,400 original principal amount of 6.00% Convertible Guaranteed Notes due 2030 for 209,466 common shares; and

•	acquired an additional interest in an office property in Philadelphia, Pennsylvania for $2,100, bringing total ownership to 87.5%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014. The result of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2014 and 2013, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2014, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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
As of June 30, 2014, we had ownership interests in approximately 220 consolidated real estate properties, located in 41 states and containing an aggregate of approximately 41.5 million square feet of space, approximately 97.7% of which was leased. The properties in which we have an interest are leased to tenants in various industries, including service, finance/insurance, technology, transportation/logistics and automotive.
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

When opportunities arise, we intend to make investments in single-tenant assets that we believe will generate favorable returns. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases, (3) acquiring properties already subject to net or similar leases and (4) making mortgage and mezzanine loans generally secured by single-tenant properties subject to net or similar leases. During 2014, we have seen continued cap rate compression in the acquisition market as a whole, although, we believe that build-to-suit transactions continue to have attractive yields. Build to suit transactions, as compared with immediate deliverable acquisitions, result in a delay in the receipt of cash flow and the recognition of funds from operations during the construction period.

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

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 11.3 years at June 30, 2014 compared to approximately 7.7 years at June 30, 2013 on a cash basis. The lengthening of the weighted-average lease term is primarily due to the acquisition of the New York, New York land leases in October 2013. We strive to stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of our tenants to stay abreast of any material changes. We monitor tenant credit quality by (1) subscribing to Standard & Poor’s Rating Services, or S&P, and Moody’s Investors Service, Inc., or Moody’s, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
During the second quarter of 2014, we entered into 10 new leases and lease extensions encompassing 0.9 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $4.66 per square foot compared to the average GAAP base rent on these leases before extension of $5.74 per square foot. The weighted-average cost of tenant improvements and lease commissions was $48.94 per square foot for new leases and $3.59 per square foot for extended leases.

Second Quarter 2014 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2014.
Investments.

•	Completed property acquisitions of $62.0 million, including the completion of build-to-suit industrial properties in Bingen, Washington and North Las Vegas, Nevada.

•	Entered into an agreement for an industrial build-to-suit project for a commitment of $22.6 million, which is expected to close in the second quarter of 2015.
Dispositions.

•	Disposed of our interests in six of our properties to unrelated third parties for an aggregate gross disposition price of approximately $62.2 million.
Debt.

•	Satisfied $172.3 million of non-recourse mortgage debt, which had a weighted-average fixed interest rate of 5.3% and incurred yield maintenance costs of $3.7 million.

•	Repaid a net $42.0 million on our unsecured revolving credit facility.

•	Issued $250.0 million aggregate principal amount of 4.40% Senior Notes due 2024, at a price of 99.883% which are unsecured and rated investment-grade by Moody's, S&P and Fitch Ratings, Inc, or Fitch.

•	Financed our Columbus, Indiana office property with a $27.8 million non-recourse mortgage at a fixed interest rate of 2.2%.

Acquisition and Development Activity
Our acquisition and development activity for the past several years has consisted primarily of build-to-suit transactions whereby we (1) hire a developer, or provide funding to a tenant, to develop a property, or (2) provide capital to developers and commit to purchase the property upon completion. However, none of these transactions are done on a speculative basis without a committed tenant.
During the six months ended June 30, 2014, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot
Rantoul, IL	Industrial	813	$41.3	January 2014	20	$50.76
Parachute, CO	Office	49	$13.9	January 2014	19	$284.10
Rock Hill, SC	Office	104	$24.7	March 2014	20	$236.52
Lewisburg, TN	Industrial	310	$13.3	May 2014	12	$42.97
North Las Vegas, NV	Industrial	180	$28.3	May 2014	20	$156.74
Bingen, WA	Industrial	124	$20.4	May 2014	10	$164.45
		1,580	$141.9

The following is a summary of our on-going build-to-suit transactions as of June 30, 2014:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 6/30/14(1) (millions)
Oak Creek, WI	Industrial	164	$22.6	2Q 2015	$2.3
Richmond, VA	Office	279	$98.6	3Q 2015	$31.8
Lake Jackson, TX	Office/R&D	664	$166.2	4Q 2016	$22.8
		1,107	$287.4		$56.9

(1)	Balance includes equity credits received.
In addition, we have committed to acquire upon its completion the following property:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Auburn Hills, MI	Office	$40.0	1Q 15	14
		$40.0

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
We generally seek to finance our balance sheet with corporate level debt, equity and property specific non-recourse mortgage debt, when appropriate. Our objective is to continue to lower our secured debt by retiring mortgages as they mature and unencumber assets so that approximately 65% to 70% of our assets will be unencumbered. While we continue to unencumber assets, from time to time, we may continue to access secured financing when we believe it is advantageous to do so, particularly if financing of longer than ten years is available. At June 30, 2014, we had $39.5 million and $156.6 million of property specific non-recourse mortgage debt due in 2014 and 2015, respectively. We believe we have sufficient sources of liquidity at June 30, 2014 to meet these obligations through cash on hand ($129.1 million), borrowing capacity on our unsecured revolving credit facility ($383.9 million), which expires in 2017, but can be extended by us to 2018, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the six months ended June 30, 2014, our property in Colorado Springs, Colorado was sold in foreclosure in satisfaction of the $9.9 million outstanding non-recourse mortgage loan. During the six months ended June 30, 2013, our properties in Southington, Connecticut, Suwanee, Georgia and Farmington Hills, Michigan were sold in foreclosure and our property in Indianapolis, Indiana was sold by a deed-in-lieu of foreclosure, in satisfaction of the $49.5 million aggregate outstanding non-recourse mortgage loans.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $103.7 million for the six months ended June 30, 2014 from $95.2 million for the six months ended June 30, 2013. The increase is primarily related to operating results resulting from acquisitions, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the six months ended June 30, 2014 and 2013, were impacted by yield maintenance penalties and other costs incurred aggregating $6.8 million and $12.4 million, respectively, relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $121.2 million and $111.5 million during the six months ended June 30, 2014 and 2013, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction and loans receivable, capital expenditures and increases in leasing costs, restricted cash and real estate deposits. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings and principal receipts on loans receivable.
Net cash provided by financing activities totaled $69.4 million and $56.6 million during the six months ended June 30, 2014 and 2013, respectively. Cash provided by financing activities related primarily to proceeds from our senior notes and unsecured term loan, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares, net. Cash used in financing activities was primarily attributable to dividend and distribution payments, retirement of debt instruments and preferred shares, principal payments on debt, the purchase of noncontrolling interests and increases in deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $78.3 million in the six months ended June 30, 2014, compared to $68.2 million in the six months ended June 30, 2013. This increase resulted from an increase in our quarterly common share dividend paid in 2014 to $0.165 per common share from $0.15 per common share per quarter paid in 2013 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of June 30, 2014, there were 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P. or LCIF, outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $42.6 million based on the closing price of $11.01 per common share on June 30, 2014 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of June 30, 2014:

Issue Date	Face Amount	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000
The senior notes are unsecured and pay interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium. The senior notes are rated Baa2, BBB- and BBB by Moody’s, S&P and Fitch, respectively.

We have a $400.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2014), depending on our unsecured debt rating. At June 30, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $16.1 million and availability of $383.9 million, subject to covenant compliance.
We also have a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid with penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2014), depending on our unsecured debt rating. As of June 30, 2014, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250.0 million outstanding.
In addition, we also have a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent. The term loan matures in January 2019 and requires regular payments of interest only at interest rates that ranged from LIBOR plus 1.50% to 2.25% (1.75% as of June 30, 2014) depending on our unsecured debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019.
As of June 30, 2014, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended June 30, 2014 compared with three months ended June 30, 2013. The increase in total gross revenues in the three months ended June 30, 2014 of $15.0 million was primarily attributable to an increase in rental revenue of $14.5 million and an increase in tenant reimbursements of $0.6 million. Rental revenue increased primarily due to new property acquisition revenue of $16.4 million, offset in part by the net impact of lease extensions entered into at rents below previous rental amounts, new leases entered into at rates lower than under previous leases and the increase in vacancy at certain properties. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization decreased by $2.2 million primarily due to certain lease intangibles becoming fully amortized in 2013.
The increase in property operating expenses of $1.6 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, acquisitions with property operating responsibilities and the net impact of management of certain properties being transferred between the tenant and us.
Non-operating income increased by $1.8 million primarily due to interest earned on new loan receivable investments.
The increase in interest and amortization expense of $4.5 million was primarily due to an increase in corporate level debt, which was primarily related to the senior notes issuances and the $213.5 million non-recourse mortgage financing of the New York, New York land parcels in 2013, offset by repayments of non-recourse mortgages.
The decrease in debt satisfaction charges, net, of $7.5 million was primarily due to the decrease in defeasance charges incurred during the three months ended June 30, 2014.
Discontinued operations represent properties sold or held for sale. The decrease in total income from discontinued operations of $12.3 million was primarily due to a decrease in gains on sales of properties of $9.3 million and an increase in impairment charges of $7.0 million, offset by a decrease in debt satisfaction charges, net of $1.0 million, a decrease in the provision for income taxes $1.2 million and an increase in income from discontinued operations of $1.8 million.
The increase in net income attributable to common shareholders of $13.6 million was primarily due to the items discussed above and a decrease in preferred dividends relating to the redemption of preferred shares.

Six months ended June 30, 2014 compared with six months ended June 30, 2013. The increase in total gross revenues in the six months ended June 30, 2014 of $33.7 million was primarily attributable to an increase in rental revenue of $32.0 million and an increase in tenant reimbursements of $1.8 million. Rental revenue increased primarily due to new property acquisition revenue of $35.2 million, offset in part by the net impact of lease extensions entered into at rents below previous rental amounts, new leases entered into at rates lower than under previous leases and the increase in vacancy in certain properties. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization decreased by $3.0 million primarily due to certain lease intangibles becoming fully amortized in 2013.
The increase in property operating expenses of $4.0 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, acquisitions with property operating responsibilities and the net impact of management of certain properties being transferred between the tenant and us.
The increase in general and administrative expenses of $1.2 million was primarily due to an increase in personnel costs and professional fees.
Non-operating income increased by $2.9 million primarily due to interest earned on new loan receivable investments.
The increase in interest and amortization expense of $6.0 million was primarily due to an increase in corporate level debt, which was primarily related to the senior notes issuances and the $213.5 million non-recourse mortgage financing of the New York, New York land parcels in 2013, offset by repayments of non-recourse mortgages.
The decrease in debt satisfaction charges, net, of $14.9 million was primarily due to the decrease in the conversions of our 6.00% Convertible Guaranteed Notes due 2030 and a decrease in defeasance charges.
The increase in impairment charges of $14.0 million relates to a $16.4 million impairment charge recognized in the six months ended June 30, 2014 on an office property in Rochester, New York, compared to an impairment charge of $2.4 million recognized in the six months ended June 30, 2013 on a retail property in Port Chester, New York, which we had considered selling and which had a carrying value in excess of its estimated fair value.
Discontinued operations represent properties sold or held for sale. The decrease in total income from discontinued operations of $17.4 million was primarily due to a decrease in debt satisfaction gains, net, of $9.3 million, a decrease in gains on sales of properties of $9.3 million, an increase in impairment charges of $2.0 million, offset by a decrease in the provision for income taxes of $1.2 million and an increase in income from discontinued operations of $2.0 million.
The increase in net income attributable to common shareholders of $20.0 million was primarily due to the items discussed above and a decrease in preferred dividends relating to the redemption of preferred shares in 2013.
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

Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2014 and 2013. Our historical same-store occupancy was 97.6% at June 30, 2014 compared to 98.2% at June 30, 2013. The following presents our consolidated same-store net operating income, or NOI, for the six months ended June 30, 2014 and 2013 ($000):

	2014	2013
Total base rent	$165,582	$163,065
Tenant reimbursements	14,105	14,735
Property operating expenses	(29,371)	(28,828)
Same-store NOI	$150,316	$148,972
Our same-store NOI increased from 2013 to 2014 by 0.9%. This was primarily due to an increase in revenue due to escalating rents, offset by an increase in net property operating expenses.
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

The following presents a reconciliation of net income attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for the three and six months ended June 30, 2014 and 2013 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to Lexington Realty Trust shareholders	$14,450	$6,732	$15,336	$4,112
Adjustments:
Depreciation and amortization	39,022	44,160	78,961	88,116
Impairment charges - real estate, including nonconsolidated joint venture real estate	9,032	1,391	27,741	11,148
Noncontrolling interests - OP units	533	837	1,114	1,084
Amortization of leasing commissions	1,472	1,351	2,926	2,679
Joint venture and noncontrolling interest adjustment	605	545	1,238	1,121
Preferred dividends - Series D	—	(617)	—	(3,543)
Gains on sales of properties, net of tax	(3,510)	(11,881)	(3,510)	(11,881)
Interest and amortization on 6.00% Convertible Guaranteed Notes	531	828	1,110	1,892
Reported Company FFO	62,135	43,346	124,916	94,728
Debt satisfaction charges, net	4,486	13,025	7,790	13,472
Other	945	157	1,257	544
Company FFO, as adjusted	$67,566	$56,528	$133,963	$108,744

Per Share Amounts
Basic:
Reported Company FFO	$0.26	$0.19	$0.52	$0.44
Company FFO, as adjusted	$0.28	$0.25	$0.56	$0.50

Diluted:
Reported Company FFO	$0.26	$0.19	$0.52	$0.44
Company FFO, as adjusted	$0.28	$0.25	$0.56	$0.50

	Three Months ended June 30,		Six Months ended June 30,
Basic:	2014	2013	2014	2013
Weighted-average common shares outstanding - EPS basic	228,368,053	211,619,288	227,765,718	200,487,623
6.00% Convertible Guaranteed Notes	3,870,830	5,937,510	4,041,784	6,712,713
Non-vested share-based payment awards	136,644	564,540	130,110	496,692
Operating Partnership Units	3,878,412	4,167,712	3,879,652	4,193,121
Preferred Shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - basic	240,964,509	226,999,620	240,527,834	216,600,719

Diluted:
Weighted-average common shares outstanding - basic	240,964,509	226,999,620	240,527,834	216,600,719
Options - Incremental shares	483,131	802,777	509,890	935,331
Weighted-average common shares outstanding - diluted	241,447,640	227,802,397	241,037,724	217,536,050

Off-Balance Sheet Arrangements

As of June 30, 2014, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries.

In addition, we had $16.1 million in outstanding letters of credit at June 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. There was no variable-rate indebtedness outstanding as of June 30, 2014 and 2013. During the three months ended June 30, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2014 and 2013 would have increased by $73 thousand and $343 thousand, respectively. During the six months ended June 30, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2014 and 2013 would have increased by $154 thousand and $447 thousand, respectively. As of June 30, 2014 and 2013, our consolidated fixed-rate debt was $2.2 billion and $1.8 billion, respectively, which represented 100.0% of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2014 and are indicative of the interest rate environment as of June 30, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $2.2 billion as of June 30, 2014.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2014, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2014 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2014	—	$—	—	1,056,731
May 1 - 31, 2014	—	$—	—	1,056,731
June 1 - 30, 2014	—	$—	—	1,056,731
Second quarter 2014	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

ITEM 3.	Defaults Upon Senior Securities - not applicable.

ITEM 4.	Mine Safety Disclosures - not applicable.

ITEM 5.	Other Information - not applicable.

ITEM 6.	Exhibits.

Exhibit No.		Description

3.1	—
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

4.17	—	Indenture dated as of May 9, 2014, among the Company, LCIF and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.18	—
First Supplemental Indenture, dated as of May 20, 2014, among the Company, LCIF and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)

10.1	—
First Amendment to Ownership Limit Waiver Agreement (BlackRock) dated April 25, 2014, between the Company and BlackRock, Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed April 29, 2014)(1)

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2014 and 2013; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 7, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	August 7, 2014	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)