Form 10-Q
period 2014-09-30
LEXINGTON REALTY TRUST
filed 2014-11-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 232,229,620 common shares of beneficial interest, par value $0.0001 per share, as of November 5, 2014.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30, 2014 (unaudited)	December 31, 2013
Assets:
Real estate, at cost	$3,786,106	$3,812,294
Real estate - intangible assets	755,784	762,157
Investments in real estate under construction	86,883	74,350
	4,628,773	4,648,801
Less: accumulated depreciation and amortization	1,271,228	1,223,381
Real estate, net	3,357,545	3,425,420
Cash and cash equivalents	109,337	77,261
Restricted cash	61,732	19,953
Investment in and advances to non-consolidated entities	16,619	18,442
Deferred expenses, net	67,820	66,827
Loans receivable, net	133,077	99,443
Rent receivable – current	7,301	10,087
Rent receivable – deferred	47,240	19,473
Other assets	38,955	35,375
Total assets	$3,839,626	$3,772,281

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$1,005,205	$1,197,489
Credit facility borrowings	—	48,000
Term loans payable	505,000	406,000
Senior notes payable	497,607	247,707
Convertible notes payable	23,820	27,491
Trust preferred securities	129,120	129,120
Dividends payable	42,315	40,018
Accounts payable and other liabilities	34,233	39,642
Accrued interest payable	14,431	9,627
Deferred revenue - including below market leases, net	71,719	69,667
Prepaid rent	16,201	18,037
Total liabilities	2,339,651	2,232,798

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 231,461,102 and 228,663,022 shares issued and outstanding in 2014 and 2013, respectively	23	23
Additional paid-in-capital	2,747,265	2,717,787
Accumulated distributions in excess of net income	(1,368,185)	(1,300,527)
Accumulated other comprehensive income	3,305	4,439
Total shareholders’ equity	1,476,424	1,515,738
Noncontrolling interests	23,551	23,745
Total equity	1,499,975	1,539,483
Total liabilities and equity	$3,839,626	$3,772,281
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Gross revenues:
Rental	$101,680	$85,643	$302,314	$254,317
Advisory and incentive fees	135	98	383	426
Tenant reimbursements	7,698	7,311	24,535	22,315
Total gross revenues	109,513	93,052	327,232	277,058
Expense applicable to revenues:
Depreciation and amortization	(40,387)	(41,136)	(119,538)	(123,407)
Property operating	(16,383)	(14,629)	(49,651)	(43,609)
General and administrative	(6,394)	(6,355)	(21,043)	(20,105)
Non-operating income	5,438	2,147	11,692	5,478
Interest and amortization expense	(24,967)	(22,055)	(75,382)	(66,455)
Debt satisfaction charges, net	(455)	(2,967)	(7,946)	(25,396)
Impairment charges	(2,464)	—	(18,864)	(2,413)
Income before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	23,901	8,057	46,500	1,151
Provision for income taxes	(80)	(2,433)	(964)	(2,963)
Equity in earnings (losses) of non-consolidated entities	173	(737)	246	(397)
Income (loss) from continuing operations	23,994	4,887	45,782	(2,209)
Discontinued operations:
Income (loss) from discontinued operations	19	(264)	2,839	708
Provision for income taxes	(7)	(792)	(34)	(1,987)
Debt satisfaction gains (charges), net	—	(3)	(299)	8,954
Gains on sales of properties	18,542	2,129	22,052	14,935
Impairment charges	(371)	(802)	(11,062)	(9,537)
Total discontinued operations	18,183	268	13,496	13,073
Net income	42,177	5,155	59,278	10,864
Less net income attributable to noncontrolling interests	(1,772)	(460)	(3,537)	(2,057)
Net income attributable to Lexington Realty Trust shareholders	40,405	4,695	55,741	8,807
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(4,718)	(4,718)
Dividends attributable to preferred shares – Series D	—	—	—	(3,543)
Allocation to participating securities	(112)	(144)	(399)	(482)
Deemed dividend – Series D	—	—	—	(5,230)
Net income (loss) attributable to common shareholders	$38,720	$2,978	$50,624	$(5,166)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.09	$0.01	$0.17	$(0.09)
Income from discontinued operations	0.08	—	0.05	0.06
Net income (loss) attributable to common shareholders	$0.17	$0.01	$0.22	$(0.03)
Weighted-average common shares outstanding – basic	229,463,522	213,649,374	228,337,871	204,923,085
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.09	$0.01	$0.17	$(0.09)
Income from discontinued operations	0.08	—	0.05	0.06
Net income (loss) attributable to common shareholders	$0.17	$0.01	$0.22	$(0.03)
Weighted-average common shares outstanding – diluted	229,922,110	214,406,065	228,830,020	204,923,085
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$21,448	$2,691	$38,076	$(17,682)
Income from discontinued operations	17,272	287	12,548	12,516
Net income (loss) attributable to common shareholders	$38,720	$2,978	$50,624	$(5,166)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income	$42,177	$5,155	$59,278	$10,864
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	3,371	(1,613)	(1,134)	8,523
Other comprehensive income (loss)	3,371	(1,613)	(1,134)	8,523
Comprehensive income	45,548	3,542	58,144	19,387
Comprehensive income attributable to noncontrolling interests	(1,772)	(460)	(3,537)	(2,057)
Comprehensive income attributable to Lexington Realty Trust shareholders	$43,776	$3,082	$54,607	$17,330
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Nine Months ended September 30, 2014		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	$94,016	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units	(1,962)	—	—	(950)	—	—	(1,012)
Issuance of common shares upon conversion of convertible notes	4,834	—	—	4,834	—	—	—
Issuance of common shares and deferred compensation amortization, net	25,594	—	—	25,594	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(2,100)	—	—	—	(2,262)	—	162
Dividends/distributions	(124,018)	—	—	—	(121,137)	—	(2,881)
Net income	59,278	—	—	—	55,741	—	3,537
Other comprehensive loss	(1,134)	—	—	—	—	(1,134)	—
Balance September 30, 2014	$1,499,975	$94,016	$23	$2,747,265	$(1,368,185)	$3,305	$23,551

Nine Months ended September 30, 2013		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	$243,790	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	887	—	—	(887)
Repurchase of preferred shares	(155,004)	(149,774)	—	—	(5,230)	—	—
Issuance of common shares upon conversion of convertible notes	60,686	—	1	60,685	—	—	—
Issuance of common shares and deferred compensation amortization, net	313,230	—	3	313,227	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(8,918)	—	—	—	(8,918)	—	—
Dividends/distributions	(107,807)	—	—	—	(104,904)	—	(2,903)
Net income	10,864	—	—	—	8,807	—	2,057
Other comprehensive income	8,523	—	—	—	—	8,523	—
Balance September 30, 2013	$1,454,739	$94,016	$22	$2,587,748	$(1,254,048)	$2,299	$24,702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Nine months ended September 30,
	2014	2013
Net cash provided by operating activities:	$165,547	$155,084
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(51,962)	(81,535)
Investment in real estate under construction	(106,502)	(79,381)
Capital expenditures	(9,434)	(38,067)
Net proceeds from sale of properties	85,115	69,387
Principal payments received on loans receivable	11,496	1,666
Investment in loans receivable	(40,248)	(21,121)
Investments in non-consolidated entity	—	(5,000)
Distributions from non-consolidated entities in excess of accumulated earnings	879	15,460
Increase in deferred leasing costs	(8,414)	(9,957)
Change in escrow deposits and restricted cash	(42,579)	(8,571)
Real estate deposits, net	1,332	(16,078)
Net cash used in investing activities	(160,317)	(173,197)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(118,840)	(101,724)
Conversion of convertible notes	(62)	(3,270)
Principal amortization payments	(28,303)	(28,953)
Principal payments on debt, excluding normal amortization	(163,267)	(347,122)
Change in credit facility borrowings, net	(48,000)	67,000
Proceeds from senior notes	249,708	247,565
Proceeds from term loans	99,000	64,000
Increase in deferred financing costs	(3,402)	(7,386)
Proceeds of mortgages and notes payable	27,790	40,000
Cash distributions to noncontrolling interests	(2,881)	(2,903)
Redemption of noncontrolling interests	(1,962)	—
Purchase of noncontrolling interests	(2,100)	(8,918)
Repurchase of preferred shares	—	(155,004)
Issuance of common shares, net	19,165	306,986
Net cash provided by financing activities	26,846	70,271
Change in cash and cash equivalents	32,076	52,158
Cash and cash equivalents, at beginning of period	77,261	34,024
Cash and cash equivalents, at end of period	$109,337	$86,182

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
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
As of September 30, 2014, the Company had ownership interests in approximately 215 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, finance/insurance, technology, transportation/logistics and automotive.
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
The financial statements contained in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 (this “Quarterly Report”) have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2013 filed with the SEC on February 26, 2014 (“Annual Report”).
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
September 30, 2014 and 2013
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
Fair Value Measurements. The Company follows the guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, as amended (“Topic 820”), to determine the fair value of financial and non-financial instruments. Topic 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs, which are used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible, as well as considering counterparty credit risk. The Company has formally elected to apply the portfolio exception within Topic 820 with respect to measuring counterparty risk for all of its derivative transactions subject to master netting arrangements.
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
Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the unaudited condensed consolidated balance sheets, with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the unaudited condensed consolidated statements of operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.
Reclassifications. Certain amounts included in the 2013 unaudited condensed consolidated financial statements have been reclassified, primarily relating to discontinued operations, to conform to the 2014 presentation.
Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions the Company makes, if any, that will be classified as discontinued operations in the Company's unaudited condensed consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new guidance on its unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
BASIC
Income (loss) from continuing operations attributable to common shareholders	$21,448	$2,691	$38,076	$(17,682)
Income from discontinued operations attributable to common shareholders	17,272	287	12,548	12,516
Net income (loss) attributable to common shareholders	$38,720	$2,978	$50,624	$(5,166)
Weighted-average number of common shares outstanding	229,463,522	213,649,374	228,337,871	204,923,085
Income (loss) per common share:
Income (loss) from continuing operations	$0.09	$0.01	$0.17	$(0.09)
Income from discontinued operations	0.08	—	0.05	0.06
Net income (loss) attributable to common shareholders	$0.17	$0.01	$0.22	$(0.03)

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$21,448	$2,691	$38,076	$(17,682)
Impact of assumed conversions:
Share options	—	—	—	—
Income (loss) from continuing operations attributable to common shareholders	21,448	2,691	38,076	(17,682)
Income from discontinued operations attributable to common shareholders - basic	17,272	287	12,548	12,516
Impact of assumed conversions:
Share options	—	—	—	—
Income from discontinued operations attributable to common shareholders	17,272	287	12,548	12,516
Net income (loss) attributable to common shareholders	$38,720	$2,978	$50,624	$(5,166)

Weighted-average common shares outstanding - basic	229,463,522	213,649,374	228,337,871	204,923,085
Effect of dilutive securities:
Share options	458,588	756,691	492,149	—
Weighted-average common shares outstanding	229,922,110	214,406,065	228,830,020	204,923,085

Income (loss) per common share:
Income (loss) from continuing operations	$0.09	$0.01	$0.17	$(0.09)
Income from discontinued operations	0.08	—	0.05	0.06
Net income (loss) attributable to common shareholders	$0.17	$0.01	$0.22	$(0.03)
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction

The Company, through property owner subsidiaries, completed the following acquisition and build-to-suit transactions during the nine months ended September 30, 2014:

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

The Company recognized aggregate acquisition and pursuit expenses of $1,509 and $657 for the nine months ended September 30, 2014 and 2013, respectively, which are included as operating expenses within the Company's unaudited condensed consolidated statements of operations.
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

As of September 30, 2014, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion Date
Oak Creek, WI	Industrial	164,000	$22,609	20	2Q 15
Richmond, VA	Office	330,000	$110,137	15	3Q 15
Lake Jackson, TX	Office/R&D	664,000	$166,164	20	4Q 16
Thomson, GA	Industrial	208,000	$10,245	15	2Q 15
		1,366,000	$309,155

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of September 30, 2014 and December 31, 2013, the Company's aggregate investment in development arrangements was $86,883 and $74,350, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets. The Company capitalized interest of $2,236 and $1,597 during the nine months ended September 30, 2014 and 2013, respectively, relating to build-to-suit activities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, the Company has committed to acquire the following properties:

Location	Property Type	Estimated Acquisition Cost ($000)	Estimated Acquisition Date	Lease Term (Years)
Auburn Hills, MI	Office	$40,025	1Q 15	14
Richland, WA	Industrial	$155,000	4Q 15	20
		$195,025
The Company can give no assurances that any of these acquisitions under contract or build-to-suit transactions will be consummated.

(4)	Discontinued Operations and Real Estate Impairment
During the nine months ended September 30, 2014, the Company disposed of its interests in certain properties to unrelated third parties for an aggregate gross disposition price of $105,180 and conveyed one property, along with its escrow deposits, in satisfaction of the $9,900 non-recourse secured mortgage loan. During the nine months ended September 30, 2013, the Company disposed of its interest in certain properties to unrelated third parties for a gross disposition price of $70,989. In addition, during the nine months ended September 30, 2013, the Company conveyed certain properties, along with the respective escrow deposits, in satisfaction of the $49,509 aggregate non-recourse secured mortgage loans. During the nine months ended September 30, 2014 and 2013, the Company recognized aggregate gains on sales of properties of $22,052 and $14,935, respectively. In addition, during the nine months ended September 30, 2014 and 2013, the Company recognized aggregate net gains (charges) on debt satisfaction of $(299) and $8,954, respectively, relating to discontinued operations. As of September 30, 2014, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Total gross revenues	$351	$5,181	$7,925	$18,526
Pre-tax income (loss), including gains on sales	$18,190	$1,060	$13,530	$15,060

The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the nine months ended September 30, 2014 and 2013, the Company recognized $11,062 and $9,537, respectively, of impairment charges in discontinued operations, relating to real estate assets that were disposed of below their carrying value or classified as held for sale.

In addition, the Company recognized impairment charges of $18,864 and $2,413 in continuing operations during the nine months ended September 30, 2014 and 2013, respectively. The Company explored the possible disposition of certain non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon a revised estimated holding period of the properties were below the current carrying values. Accordingly, the Company reduced the carrying values of these properties to their estimated fair values of $5,574 and $4,277, respectively. A property impaired during the nine months ended September 30, 2014, is encumbered by a $17,331 non-recourse secured mortgage loan.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable

As of September 30, 2014 and December 31, 2013, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves, were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of September 30, 2014 and December 31, 2013:

	Loan carrying-value(1)
Loan	9/30/2014	12/31/2013	Interest Rate	Maturity Date
Norwalk, CT(2)	$32,472	$28,186	7.50%	11/2014
Homestead, FL(3)	—	10,239	7.50%	08/2014
Westmont, IL(4)	12,326	12,610	6.45%	10/2015
Southfield, MI	6,005	6,610	4.55%	02/2015
Austin, TX	2,691	2,389	16.00%	10/2018
Kennewick, WA(5)	77,387	37,030	9.00%	05/2022
Other	2,196	2,379	8.00%	2021-2022
	$133,077	$99,443

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)	Subsequent to September 30, 2014, the Company extended the maturity date of the loan to December 1, 2014 and increased the interest rate to 12.5%.

(3)	The loan was satisfied in August 2014.

(4)
Borrower is delinquent on debt service payments. Tenant at office property collateral terminated its lease. The Company recognized an impairment of $13,939 during the fourth quarter of 2013. During the nine months ended September 30, 2014, the Company recognized $1,284 of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,468. At September 30, 2014, the impaired loan receivable had a contractual unpaid balance of $26,265. Subsequent to September 30, 2014, the Company commenced a foreclosure proceeding.

(5)	The Company is committed to lend up to $85,000.

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

The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of September 30, 2014, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than the Westmont, Illinois loan as disclosed above.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of September 30, 2014 and December 31, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$3,305	$—	$3,305	$—
Impaired real estate assets*	$5,574	$—	$—	$5,574
Investment in and advances to non-consolidated entities*	$253	$—	$—	$253

	Balance	Fair Value Measurements Using
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4,439	$—	$4,439	$—
Impaired real estate assets*	$12,549	$—	$—	$12,549
Investment in and advances to non-consolidated entities*	$683	$—	$—	$683
Impaired loan receivable*	$12,610	$—	$—	$12,610
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments, including those in discontinued operations, as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable	$133,077	$129,039	$99,443	$95,734

Liabilities
Debt	$2,160,752	$2,156,940	$2,055,807	$2,028,558

The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of September 30, 2014 and December 31, 2013, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
September 30, 2014 and 2013
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

In 2014 and 2013, the Company recognized $930 and $925, respectively, other-than-temporary impairment charges on a non-consolidated office property joint venture due to a change in the Company's estimate of net proceeds upon liquidation of the joint venture.

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
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable of $1,005,205 and $1,197,489 as of September 30, 2014 and December 31, 2013, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 8.5% at September 30, 2014 and 3.6% to 8.5% at December 31, 2013 and the mortgages and notes payables mature between 2014 and 2027 as of September 30, 2014. The weighted-average interest rate was 5.2% and 5.3% at September 30, 2014 and December 31, 2013, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The Company had the following senior notes outstanding as of September 30, 2014:

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
The Company has a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of September 30, 2014) depending on the Company's unsecured debt rating. At September 30, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $16,144 and availability of $383,856, subject to covenant compliance.
In 2013, the Company procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of September 30, 2014) depending on the Company’s unsecured debt rating. As of September 30, 2014, the Company entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
The Company has a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of September 30, 2014) depending on the Company's unsecured debt rating. The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. The Company has entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at September 30, 2014.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 149.6190 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.68 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the nine months ended September 30, 2014 and 2013, $4,205 and $54,905, respectively, aggregate principal amount of the notes were converted for 624,103 and 7,944,673 common shares, respectively, and aggregate cash payments of $62 and $3,270, respectively, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $933 and $13,536, respectively.
On September 30, 2013, the Company obtained the release of all guarantees, other than LCIF and LCIF II (which subsequently merged into LCIF) under the indenture for the 6.00% Convertible Guaranteed Notes due 2030, the indenture for the 4.25% Senior Notes due 2023, the term loan agreements and the unsecured revolving credit facility.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	September 30, 2014	December 31, 2013
Principal amount of debt component	$24,786	$28,991
Unamortized discount	(966)	(1,500)
Carrying amount of debt component	$23,820	$27,491
Carrying amount of equity component	$(28,229)	$(26,032)
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$11,520	$14,296

	Three months ended September 30,		Nine months ended September 30,
Statements of Operations:	2014	2013	2014	2013
6.00% Convertible Guaranteed Notes
Coupon interest	$375	$473	$1,196	$1,871
Discount amortization	107	137	340	534
	$482	$610	$1,536	$2,405

During the nine months ended September 30, 2014 and 2013, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $7,013 and $11,860, respectively, relating primarily to satisfying non-recourse mortgage debt prior to the stated maturity dates.

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
September 30, 2014 and 2013
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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the nine months ended September 30, 2014 and 2013.

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

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $5,118 will be reclassified as an increase to interest expense.

As of September 30, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013.

	As of September 30, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset	Other Assets	$3,305	Other Assets	$4,439

The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the nine months ended September 30, 2014 and 2013.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) September 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) September 30,
Hedging Relationships	2014	2013		2014	2013
Interest Rate Swaps	$(5,237)	$6,349	Interest expense	$4,103	$2,174

The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of September 30, 2014, the Company has not posted any collateral related to the agreements.

(10)	Concentration of Risk

The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the nine months ended September 30, 2014 and 2013, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the nine months ended September 30, 2014 and 2013, the Company issued 1,853,988 and 1,052,159 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $18,758 and $11,600, respectively.
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
The Company issued 1,325,000 non-vested common shares to certain officers with a grant date fair value of $14,098 during the nine months ended September 30, 2013. The non-vested common shares are subject to long-term retention non-vested share agreements and vest from 2018 to 2022 in accordance with the agreements. In addition, during the nine months ended September 30, 2014 and 2013, the Company issued 14,000 and 37,500, respectively, fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $142 and $399, respectively.
During the nine months ended September 30, 2013, the Company repurchased and retired the following shares of its preferred stock:

7.55% Series D Cumulative Redeemable Preferred Stock
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
September 30, 2014 and 2013
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Accumulated other comprehensive income as of September 30, 2014 and December 31, 2013 represented $3,305 and $4,439, respectively, of unrealized gain on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income

Gains and Losses on Cash Flow Hedges
Balance December 31, 2013	$4,439
Other comprehensive loss before reclassifications	(5,237)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	4,103
Balance September 30, 2014	$3,305

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
During the nine months ended September 30, 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units. In addition, during the nine months ended September 30, 2014 and 2013, 11,186 and 169,676 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $56 and $887, respectively.

As of September 30, 2014, there were approximately 3,438,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Nine Months ended September 30,
	2014	2013
Net income attributable to Lexington Realty Trust shareholders	$55,741	$8,807
Transfers from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for redemption of noncontrolling OP units	(950)	887
Change from net income attributable to shareholders and transfers from noncontrolling interests	$54,791	$9,694

In July 2014, the Company acquired a consolidated joint venture partner's interest in an office property in Philadelphia, Pennsylvania for $2,100, raising the Company's ownership in the office property from 80.5% to 87.5%. In July 2013, the Company acquired its consolidated joint venture partner's interest in an industrial facility in Long Island City, New York for a payment of $8,918. These payments were recorded as distributions to the partners in accordance with GAAP.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014 and 2013
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

The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During the nine months ended September 30, 2014, the Company commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of September 30, 2014, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, for which the unfunded amounts were estimated to be $1,384 and (2) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, for which the unfunded amounts were estimated to be $592.

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

(14)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during the nine months ended September 30, 2014 and 2013, the Company paid $69,936 and $69,097, respectively, for interest and $1,424 and $2,611, respectively, for income taxes.

(15)	Subsequent Events

Subsequent to September 30, 2014 and in addition to disclosures elsewhere in the financial statements, the Company:

•
acquired a land parcel in New York, New York for $30,426, which is net leased for a 99-year term. The improvements on the land parcel are owned by the tenant under the Company lease and currently consist of a hotel; and

•	acquired an inpatient rehabilitation hospital in Vineland, New Jersey for $19,100, which is net leased for a 28-year term.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014. The result of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2014, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, among the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

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
As of September 30, 2014, we had ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 40.7 million square feet of space, approximately 97.6% of which was leased. The properties in which we have an interest are leased to tenants in various industries, including service, finance/insurance, technology, transportation/logistics and automotive.
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

When opportunities arise, we intend to make investments in single-tenant assets that we believe will generate favorable returns. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases, (3) acquiring properties already subject to net or similar leases and (4) making mortgage and mezzanine loans generally secured by single-tenant properties subject to net or similar leases. During 2014, we have seen continued cap rate compression in the acquisition market as a whole, although, we believe that build-to-suit transactions continue to have stabilized yields above those in the purchase market. Build to suit transactions, as compared with immediate deliverable acquisitions, result in a delay in the receipt of cash flow and the recognition of funds from operations during the construction period, but provide us with modern buildings subject to long-term leases.

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

As asset values have continued to rise this year, we have continued to look at opportunities to recycle capital with a focus on capturing the value of our multi-tenant and retail properties and reducing our exposure to the suburban office sector. We will continue to look at capital recycling opportunities as part of the ongoing effort to further transform our portfolio, with a greater emphasis on suburban office dispositions. One of our objectives is to achieve a better balance between our overall office and industrial property revenue in the part of our portfolio that has lease terms shorter than ten years and to reduce our office exposure so that our portfolio is concentrated in fewer, larger markets. Our capital recycling strategy may have a near-term dilutive impact on our earnings due to sales of revenue producing properties.

Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary asset management focuses. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 11.4 years at September 30, 2014 compared to approximately 7.3 years at September 30, 2013 on a cash basis. The lengthening of the weighted-average lease term is primarily due to the acquisition of the New York, New York land leases in October 2013. We strive to stay in close contact with our tenants during the lease term in order to assess their current and future occupancy needs and we maintain relationships with local brokers to determine the depth of the rental market. In addition, we monitor the credit of our tenants to stay abreast of any material changes. We monitor tenant credit quality by (1) subscribing to Standard & Poor’s Rating Services, or S&P, and Moody’s Investors Service, Inc., or Moody’s, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
During the third quarter of 2014, we entered into 10 new leases and lease extensions encompassing 0.5 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $13.10 per square foot compared to the average GAAP base rent on these leases before extension of $14.92 per square foot. The weighted-average cost of tenant improvements and lease commissions was $24.80 per square foot for new leases and $4.33 per square foot for extended leases. We expect renewal rents to continue to decline through the end of 2015.

Third Quarter 2014 Transaction Summary.
The following summarizes our significant transactions during the three months ended September 30, 2014.
Investments.

•	Committed to acquire, upon completion, a newly built industrial property for $155.0 million, which is expected to close in the fourth quarter of 2015.

•	Entered into an agreement for an industrial build-to-suit project for a commitment of $10.2 million, which is expected to close in the second quarter of 2015.

•	Received $10.3 million for the payoff of the Homestead, Florida loan investment.
Dispositions.

•	Disposed of our interests in five of our properties to unrelated third parties for an aggregate gross disposition price of approximately $52.6 million.
Debt.

•	Converted $1.4 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030 for 209,466 common shares.

Acquisition and Development Activity.
Our acquisition and development activity for the past several years has consisted primarily of build-to-suit transactions whereby we (1) hire a developer, or provide funding to a tenant, to develop a property, or (2) provide capital to developers and commit to purchase the property upon completion. However, none of these transactions are done on a speculative basis without a committed tenant.
During the nine months ended September 30, 2014, we completed the following acquisitions and build-to-suit transactions:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)	Capitalized Cost per Square Foot
Rantoul, IL	Industrial	813	$41.3	January 2014	20	$50.76
Parachute, CO	Office	49	$13.9	January 2014	19	$284.10
Rock Hill, SC	Office	104	$24.7	March 2014	20	$236.52
Lewisburg, TN	Industrial	310	$13.3	May 2014	12	$42.97
North Las Vegas, NV	Industrial	180	$28.3	May 2014	20	$156.74
Bingen, WA	Industrial	124	$20.4	May 2014	10	$164.45
		1,580	$141.9

The following is a summary of our on-going build-to-suit transactions as of September 30, 2014:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	Costs Incurred as of 9/30/14(1) (millions)
Oak Creek, WI	Industrial	164	$22.6	2Q 2015	$5.5
Richmond, VA	Office	330	$110.1	3Q 2015	$54.3
Lake Jackson, TX	Office/R&D	664	$166.2	4Q 2016	$28.9
Thomson, GA	Industrial	208	$10.2	2Q 2015	$0.9
		1,366	$309.1		$89.6

(1)	Balance includes equity credits received.
In addition, we have committed to acquire upon their completion the following properties:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Auburn Hills, MI	Office	$40.0	1Q 15	14
Richland, WA	Industrial	$155.0	4Q 15	20
		$195.0

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
We generally seek to finance our balance sheet with corporate level debt, equity and property specific non-recourse mortgage debt, when appropriate. Our objective is to continue to lower our secured debt by retiring mortgages as they mature and unencumber assets so that approximately 65% to 70% of our assets will be unencumbered. While we continue to unencumber assets, from time to time, we may continue to access secured financing when we believe it is advantageous to do so, particularly if financing of longer than ten years is available. At September 30, 2014, we had $39.5 million and $155.7 million of property specific non-recourse mortgage debt due in 2014 and 2015, respectively. We believe we have sufficient sources of liquidity at September 30, 2014 to meet these obligations through cash on hand ($109.3 million), borrowing capacity on our unsecured revolving credit facility ($383.9 million), which expires in 2017, but can be extended by us to 2018, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the nine months ended September 30, 2014, our property in Colorado Springs, Colorado was sold in foreclosure in satisfaction of the $9.9 million outstanding non-recourse mortgage loan. During the nine months ended September 30, 2013, our properties in Southington, Connecticut, Suwanee, Georgia and Farmington Hills, Michigan were sold in foreclosure and our property in Indianapolis, Indiana was sold by a deed-in-lieu of foreclosure, in satisfaction of the $49.5 million aggregate outstanding non-recourse mortgage loans.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $165.5 million for the nine months ended September 30, 2014 from $155.1 million for the nine months ended September 30, 2013. The increase is primarily related to operating results resulting from acquisitions, offset in part by the sales of properties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the nine months ended September 30, 2014 and 2013, were impacted by yield maintenance penalties and other costs incurred aggregating $6.9 million and $12.5 million, respectively, relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $160.3 million and $173.2 million during the nine months ended September 30, 2014 and 2013, respectively. Cash used in investing activities related primarily to acquisitions of real estate, investments in real estate under construction and loans receivable, investment in a non-consolidated entity, capital expenditures and increases in leasing costs, restricted cash and real estate deposits. Cash provided by investing activities related primarily to proceeds from the sale of properties, distributions from non-consolidated entities in excess of accumulated earnings, principal receipts on loans receivable and an increase in real estate deposits.
Net cash provided by financing activities totaled $26.8 million and $70.3 million during the nine months ended September 30, 2014 and 2013, respectively. Cash provided by financing activities related primarily to proceeds from our senior notes, unsecured term loan and borrowings under our credit facility, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares. Cash used in financing activities was primarily attributable to dividend and distribution payments, retirement of debt instruments and preferred shares, principal payments on debt, the redemption and purchase of noncontrolling interests, repayments of borrowings under our credit facility and increases in deferred financing costs.
Dividends. Dividends paid to our common and preferred shareholders increased to $118.8 million in the nine months ended September 30, 2014, compared to $101.7 million in the nine months ended September 30, 2013. This increase resulted from increases in our quarterly common share dividend paid in 2014 to $0.165 per common share for two quarters and to $0.17 per common share for one quarter compared to $0.15 per common share per quarter paid in 2013 for all quarters and an increase in the number of our outstanding common shares.
UPREIT Structure. As of September 30, 2014, there were 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P. or LCIF, outstanding other than OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $37.9 million based on the closing price of $9.79 per common share on September 30, 2014 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of September 30, 2014:

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

We have a $400.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017, but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of September 30, 2014), depending on our unsecured debt rating. At September 30, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $16.1 million and availability of $383.9 million, subject to covenant compliance.
We also have a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid with penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of September 30, 2014), depending on our unsecured debt rating. As of September 30, 2014, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250.0 million outstanding.
In addition, we also have a $255.0 million secured term loan from Wells Fargo Bank, National Association, as agent. The term loan matures in January 2019 and requires regular payments of interest only at interest rates that ranged from LIBOR plus 1.50% to 2.25% (1.75% as of September 30, 2014) depending on our unsecured debt rating. We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019.
As of September 30, 2014, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended September 30, 2014 compared with three months ended September 30, 2013. The increase in total gross revenues in the three months ended September 30, 2014 of $16.5 million was primarily attributable to an increase in rental revenue of $16.0 million and an increase in tenant reimbursements of $0.4 million. Rental revenue increased primarily due to new property acquisition revenue of $17.3 million, offset in part by the net impact of lease extensions entered into at rents below previous rental amounts, new leases entered into at rates lower than under previous leases and the increase in vacancy at certain properties. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization decreased by $0.8 million primarily due to certain lease intangibles becoming fully amortized in 2013, offset by an increase in depreciation and amortization associated with new acquisitions.
The increase in property operating expenses of $1.8 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, acquisitions with property operating responsibilities and the net impact of management of certain properties being transferred between the tenant and us.
Non-operating income increased by $3.3 million primarily due to interest earned on new loan receivable investments.
The increase in interest and amortization expense of $2.9 million was primarily due to an increase in corporate level debt, which was primarily related to the senior notes issuance in 2014 and the $213.5 million non-recourse mortgage financing of the New York, New York land parcels in 2013, partially offset by repayments of non-recourse mortgages.
The decrease in debt satisfaction charges, net, of $2.5 million was primarily due to the timing of debt retirements.
The impairment charge of $2.5 million relates to the impairment of a vacant retail property in Port Richey, Florida.
The provision for income taxes decreased by $2.4 million primarily due to the tax incurred during the three months ended September 30, 2013 on the internal transfer of an industrial property from our taxable REIT subsidiary to the REIT.
The increase in equity in earnings (losses) of non-consolidated entities of $0.9 million was primarily due to a decrease in impairment charges of $0.6 million and an increase in earnings recognized on joint venture investments.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $17.9 million was primarily due to an increase in gains on sales of properties of $16.4 million, a decrease in the provision for income taxes of $0.8 million and an increase in income from discontinued operations of $0.3 million, offset by a decrease in impairment charges of $0.4 million.

The increase in net income attributable to noncontrolling interests of $1.3 million was primarily due to the noncontrolling interests' portion of gain recognized on the sale of a property during the three months ended September 30, 2014.
The increase in net income attributable to common shareholders of $35.7 million was primarily due to the items discussed above.
Nine months ended September 30, 2014 compared with nine months ended September 30, 2013. The increase in total gross revenues in the nine months ended September 30, 2014 of $50.2 million was primarily attributable to an increase in rental revenue of $48.0 million and an increase in tenant reimbursements of $2.2 million. Rental revenue increased primarily due to new property acquisition revenue of $52.5 million, offset in part by the net impact of lease extensions entered into at rents below previous rental amounts, new leases entered into at rates lower than under previous leases and the increase in vacancy in certain properties. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization decreased by $3.9 million primarily due to certain lease intangibles becoming fully amortized in 2013, offset by an increase in depreciation and amortization associated with new acquisitions.
The increase in property operating expenses of $6.0 million was primarily due to an increase in occupancy and use in certain multi-tenanted properties, acquisitions with property operating responsibilities, the net impact of management of certain properties being transferred between the tenant and us and an increase in pursuit costs.
The increase in general and administrative expenses of $0.9 million was primarily due to an increase in professional fees and personnel costs.
Non-operating income increased by $6.2 million primarily due to interest earned on new loan receivable investments.
The increase in interest and amortization expense of $8.9 million was primarily due to an increase in corporate level debt, which was primarily related to the senior notes issuances and the $213.5 million non-recourse mortgage financing of the New York, New York land parcels in 2013, offset by repayments of non-recourse mortgages.
The decrease in debt satisfaction charges, net, of $17.5 million was primarily due to the decrease in the conversions of our 6.00% Convertible Guaranteed Notes due 2030 and the timing of mortgage satisfactions which resulted in a decrease in defeasance charges.
The increase in impairment charges of $16.5 million relates to a $16.4 million impairment charge recognized in the nine months ended September 30, 2014 on an office property in Rochester, New York and a $2.5 million impairment charge recognized on a vacant retail property in Port Richey, Florida, compared to an impairment charge of $2.4 million recognized in the nine months ended September 30, 2013 on a retail property in Port Chester, New York.
The provision for income taxes decreased by $2.0 million primarily due to the tax incurred during the nine months ended September 30, 2013 on the transfer of an industrial property from our taxable REIT subsidiary to the REIT.
The increase in equity in earnings (losses) of non-consolidated entities of $0.6 million was primarily due to an increase in earnings from non-consolidated investments acquired in 2013.
Discontinued operations represent properties sold or held for sale. The increase in total income from discontinued operations of $0.4 million was primarily due to an increase in gains on sales of properties of $7.1 million, a decrease in the provision for income taxes of $2.0 million and an increase in income from discontinued operations of $2.1 million, offset by an increase in debt satisfaction charges, net, of $9.3 million, primarily due to the timing of property foreclosures, and an increase in impairment charges of $1.5 million.
The increase in net income attributable to noncontrolling interests of $1.5 million was primarily due to the noncontrolling interests' portion of gain recognized on the sale of a property during the nine months ended September 30, 2014.
The increase in net income attributable to common shareholders of $55.8 million was primarily due to the items discussed above and a decrease in preferred dividends resulting from the redemption of preferred shares in 2013.

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
Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2014 and 2013. Our historical same-store occupancy was 97.5% at September 30, 2014 compared to 98.4% at September 30, 2013. The following presents our consolidated same-store net operating income, or NOI, for the nine months ended September 30, 2014 and 2013 ($000):

	2014	2013
Total base rent	$239,800	$237,891
Tenant reimbursements	20,484	21,909
Property operating expenses	(42,724)	(42,669)
Same-store NOI	$217,560	$217,131
Our same-store NOI increased from 2013 to 2014 by 0.2%. This was primarily due to an increase in base rent, offset by an increase in net property operating expenses. The increase in base rent was primarily due to lease escalations on in-place leases and the commencement of rent payments under certain leases which previously had free rent periods, offset by a decline in rental rates on certain lease extensions and vacancies at certain properties. The increase in net property operating expenses was primarily due to an increase in occupancy and use at certain multi-tenant properties and vacancy at certain properties.
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

The following presents a reconciliation of net income attributable to Lexington Realty Trust shareholders to Reported Company FFO and Company FFO, as adjusted, for the three and nine months ended September 30, 2014 and 2013 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to Lexington Realty Trust shareholders	$40,405	$4,695	$55,741	$8,807
Adjustments:
Depreciation and amortization	39,030	43,227	117,991	131,343
Impairment charges - real estate, including nonconsolidated joint venture real estate	3,115	1,727	30,856	12,875
Noncontrolling interests - OP units	1,442	202	2,556	1,286
Amortization of leasing commissions	1,580	1,445	4,506	4,124
Joint venture and noncontrolling interest adjustment	495	554	1,733	1,675
Preferred dividends - Series D	—	—	—	(3,543)
Gains on sales of properties, net of tax	(18,542)	556	(22,052)	(11,325)
Interest and amortization on 6.00% Convertible Guaranteed Notes	508	642	1,618	2,534
Reported Company FFO	68,033	53,048	192,949	147,776
Debt satisfaction charges, net	455	2,970	8,245	16,442
Other / Transaction costs	257	59	1,514	603
Company FFO, as adjusted	$68,745	$56,077	$202,708	$164,821

Per Share Amounts
Basic:
Reported Company FFO	$0.28	$0.23	$0.80	$0.67
Company FFO, as adjusted	$0.28	$0.25	$0.84	$0.75

Diluted:
Reported Company FFO	$0.28	$0.23	$0.80	$0.67
Company FFO, as adjusted	$0.28	$0.25	$0.84	$0.75

	Three Months ended September 30,		Nine Months ended September 30,
Basic:	2014	2013	2014	2013
Weighted-average common shares outstanding - EPS basic	229,463,522	213,649,374	228,337,871	204,923,085
6.00% Convertible Guaranteed Notes	3,758,546	4,684,069	3,946,334	6,029,067
Non-vested share-based payment awards	111,448	487,237	123,446	494,937
Operating Partnership Units	3,871,038	4,110,748	3,876,749	4,165,362
Preferred Shares - Series C	4,710,570	4,710,570	4,710,570	4,710,570
Weighted-average common shares outstanding - basic	241,915,124	227,641,998	240,994,970	220,323,021

Diluted:
Weighted-average common shares outstanding - basic	241,915,124	227,641,998	240,994,970	220,323,021
Options - Incremental shares	458,588	756,691	492,149	876,738
Weighted-average common shares outstanding - diluted	242,373,712	228,398,689	241,487,119	221,199,759

Off-Balance Sheet Arrangements

As of September 30, 2014, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our property owner subsidiaries.

In addition, we had $16.1 million in outstanding letters of credit at September 30, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. There was no variable-rate indebtedness outstanding as of September 30, 2014. Our consolidated variable rate indebtedness was $67.0 million at September 30, 2013, which represented 3.7% of our consolidated indebtedness. During the three months ended September 30, 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.3%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended September 30, 2013 would have increased by $42 thousand. During the nine months ended September 30, 2014 and 2013, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 1.9%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the nine months ended September 30, 2014 and 2013 would have increased by $154 thousand and $488 thousand, respectively. As of September 30, 2014 and 2013, our consolidated fixed-rate debt was $2.2 billion and $1.8 billion, respectively, which represented 100.0% and 96.3%, respectively, of total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of September 30, 2014 and are indicative of the interest rate environment as of September 30, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $2.2 billion as of September 30, 2014.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of September 30, 2014, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended September 30, 2014 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/ Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
July 1 - 31, 2014	—	$—	—	1,056,731
August 1 - 31, 2014	—	$—	—	1,056,731
September 1 - 30, 2014	—	$—	—	1,056,731
Third quarter 2014	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

During the three months ended September 30, 2014, we issued 209,466 common shares upon conversion of $1.4 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated conversion rate of 149.6190 common shares per $1,000 principal amount of the notes. The conversion was pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

10.1	—	Employment Agreement, effective as of January 15, 2015, between the Company and T. Wilson Eglin(2, 4)
10.2	—	Employment Agreement, effective as of January 15, 2015, between the Company and E. Robert Roskind(2, 4)
10.3	—	Employment Agreement, effective as of January 15, 2015, between the Company and Richard J. Rouse(2, 4)
10.4	—	Employment Agreement, effective as of January 15, 2015, between the Company and Patrick Carroll(2, 4)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and 2013; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the nine months ended September 30, 2014 and 2013; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	November 7, 2014	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	November 7, 2014	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)