Form 10-K
period 2014-12-31
LEXINGTON REALTY TRUST
filed 2015-02-26
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
The aggregate market value of the shares of beneficial interest, par value $0.0001 per share, classified as common stock (“common shares”) of the registrant held by non-affiliates as of June 30, 2014, which was the last business day of the registrant's most recently completed second fiscal quarter, was $2,488,377,620 based on the closing price of the common shares on the New York Stock Exchange as of that date, which was $11.01 per share.
Number of common shares outstanding as of February 23, 2015 was 234,819,421.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Definitive Proxy Statement for registrant's Annual Meeting of Shareholders, to be held on May 19, 2015, is incorporated by reference in this Annual Report on Form 10-K in response to Part III, Items 10, 11, 12, 13 and 14, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I.
Introduction

When we use the terms “Lexington,” the “Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company or only the parent company and consolidated entities. All interests in properties are held through special purpose entities, which we refer to as property owner subsidiaries or lender subsidiaries, which are separate and distinct legal entities, but in some instances are consolidated for financial statement purposes and/or disregarded for income tax purposes. Assets and credit of a property owner subsidiary or lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.
References herein to this Annual Report are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. When we use the term “REIT” we mean real estate investment trust. All references to 2014, 2013 and 2012 refer to our fiscal years ended, or the dates, as the context requires, December 31, 2014, December 31, 2013 and December 31, 2012, respectively.
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
As of December 31, 2014, we had equity ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 39.9 million square feet of space, approximately 96.4% of which was leased. In 2014, 2013 and 2012, no tenant/guarantor represented greater than 10% of our annual base rental revenue.
In addition to our shares of beneficial interest, par value $0.0001 per share, classified as common stock, which we refer to as common shares, as of December 31, 2014, we had one outstanding class of beneficial interest classified as preferred stock, or preferred shares, our 6.50% Series C Cumulative Convertible Preferred Stock, par value $0.0001 per share, or our Series C Preferred Shares. Our common shares and Series C Preferred Shares are traded on the New York Stock Exchange, or NYSE, under the symbols “LXP” and “LXPPRC”, respectively.
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
We are structured as an umbrella partnership REIT, or UPREIT, as a portion of our business has been conducted through our operating partnership subsidiaries: (1) LCIF and (2) LCIF II. We refer to these subsidiaries as our operating partnerships and to limited partner interests in these operating partnerships as OP units. On December 30, 2013, LCIF II was merged with and into LCIF, with LCIF as the surviving entity. We are party to a funding agreement with LCIF under which we may be required to fund distributions made on account of OP units. The UPREIT structure enables us to acquire properties through an operating partnership by issuing OP units to a seller of property, as a form of consideration in exchange for the property. The outstanding OP units not held by us are generally redeemable for our common shares on a one OP unit for approximately 1.13 common shares basis, or, at our election in certain instances, cash. We believe that this structure facilitates our ability to raise capital and to acquire portfolio and individual properties by enabling us to structure transactions which may defer taxable gains for a contributor of property. As of December 31, 2014, there were approximately 3.4 million OP units outstanding, other than OP units held by us, which were convertible into approximately 3.9 million common shares, assuming we satisfied redemptions entirely with common shares.
Investment and Strategy
General. Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive long-term leased investments, reducing lease rollover risk and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. Our core assets consist of general purpose, single-tenant net-leased office and industrial assets and land investments subject to long-term leases, in well-located and growing markets or which are critical to the tenant's business, but may also include other asset types subject to long-term net-leases, such as retail facilities, schools and medical facilities. We attempt to manage residual value risk associated with such other asset types by acquiring such assets primarily through joint ventures or disposing of such assets when there is sufficient remaining lease term to generate favorable sale prices or by making loan investments secured by such assets at a loan-to-value ratio where we would be comfortable holding an equity interest. We believe our strategy of investing in core assets will provide shareholders with dividend growth and capital appreciation.
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
Portfolio diversification is central to our investment strategy as we seek to create and maintain an asset base that provides steady, predictable and growing cash flows while being insulated against rising property operating expenses, regional recessions, industry-specific downturns and fluctuations in property values and market rent levels. Regardless of capital market and economic conditions, we intend to stay focused on (1) enhancing operating results, (2) improving portfolio quality and reducing risks associated with lease rollover, (3) mitigating risks relating to interest rates and real estate cycles and (4) implementing strategies where our management skills and real estate expertise can add value. We attempt to maintain a portfolio of properties that provide for income and capital appreciation. The proportion of total return generated from rental income versus capital appreciation will vary by asset type, lease term, contractual rental escalations and market location. We believe that our business strategy will continue to improve our liquidity and strengthen our overall balance sheet while creating meaningful shareholder value.
We intend to maintain a strong balance sheet primarily by (1) financing property acquisitions with non-recourse mortgage debt or unsecured corporate level borrowings at what we believe are favorable rates, (2) issuing equity when market conditions are favorable, (3) selling non-core and underperforming assets and (4) extending debt maturities and refinancing debt at lower rates.

Investments. When opportunities arise, we intend to continue to make investments in single-tenant assets that we believe will generate favorable returns. We seek to grow our portfolio primarily by (1) engaging in, or providing funds to developers who are engaged in, build-to-suit projects for single-tenant corporate users, (2) providing capital to corporations by buying properties and leasing them back to the sellers under net or similar leases, (3) acquiring properties already subject to net or similar leases and (4) making mortgage and mezzanine loans generally secured by single-tenant properties subject to net or similar leases.
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
Capital Recycling. Subject to regulatory and contractual requirements, we generally sell our interests in properties when we believe that the return realized from selling a property will exceed the expected return from continuing to hold such property and/or there is a better use of the capital to be received upon sale. We also focus our disposition efforts on non-core assets such as vacant, multi-tenant, retail and short-term leased assets.
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
Property Specific Debt. Our property owner subsidiaries seek non-recourse secured debt on a limited basis including when credit tenant lease financing is available. Credit tenant lease financing allows us to significantly or fully leverage the rental stream from an investment at, what we believe are, attractive rates.
Corporate Level Borrowings. We also use corporate level borrowings, such as revolving loans, term loans, and debt offerings. We expect to finance more of our operations with such corporate level borrowings as (1) non-recourse secured debt matures and (2) such corporate level borrowings are available on favorable terms.
Balance Sheet Management. In recent years, we have reduced our weighted-average interest rate through the retirement of higher rate non-recourse mortgage debt with proceeds from recourse corporate level borrowings. Our objective is to continually strengthen our balance sheet to provide financial flexibility.
Common Share Issuances
From time to time, we raise capital by issuing common shares through (1) our At-The-Market, or ATM, offering program, initiated in 2013, (2) underwritten public offerings, (3) block trades and (4) our direct share purchase plan. The proceeds from our common share offerings are generally used for working capital, including to fund investments and to retire indebtedness.
Preferred Share Repurchases
We have made, and may continue to make, repurchases of our preferred shares in individual transactions when we believe the discount to the liquidation preference is attractive.
Advisory Contracts
Certain members of our management have been in the business of investing in single-tenant net-lease properties since 1973. This experience has enabled us to provide advisory services to various net-lease investors, including institutional investors and high net-worth individuals. With the termination of certain of our co-investment programs in 2007 and our acquisition of Net Lease Strategic Assets Fund L.P., or NLS, in 2012, advisory fees have declined in recent years. If and when we increase our co-investment joint venture activity, we expect advisory fees to increase.
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
Summary of 2014 Transactions and Recent Developments
The following summarizes certain of our transactions during 2014, including transactions disclosed elsewhere and in our other periodic reports.
Acquisitions/Investments. With respect to acquisitions/investments, we:

–	purchased six properties for an aggregate cost of $122.3 million;

–	completed three build-to-suit transactions for an aggregate capitalized cost of $90.0 million;

–
formed a joint venture, in which we currently hold a 25% interest, which is constructing a private school in Houston, Texas for a maximum commitment of $86.5 million, which, upon completion, will be subject to a 20-year net lease;

–
continue to fund four ongoing build-to-suit transactions not yet completed at December 31, 2014 with an aggregate estimated cost of $309.2 million of which $109.4 million was invested as of December 31, 2014; and

–
entered into forward commitments to acquire a build-to-suit industrial property in Richland, Washington for an estimated cost of $155.0 million and a build-to-suit office property in Auburn Hills, Michigan for $40.0 million, which will be subject to 20-year and 14-year net leases, respectively.

Capital Recycling. With respect to capital recycling activity, we:

–	disposed of our interests in properties to unaffiliated third parties for an aggregate gross disposition price of $272.4 million;

–	conveyed in foreclosure a property for full satisfaction of the related $9.9 million non-recourse mortgage; and

–	received an aggregate $43.1 million for the payoff of the Homestead, Florida and Norwalk, Connecticut loan investments.
Leasing. Our property owner subsidiaries entered into 59 new leases and lease extensions encompassing an aggregate 5.1 million square feet, ending the year with our overall portfolio leased at 96.4% as of December 31, 2014.
Financing. With respect to financing activities, we:

–	issued $250.0 million aggregate principal amount of 4.40% Senior Notes due 2024, or 4.40% Senior Notes, which are unsecured;

–
converted $12.8 million aggregate original principal amount of 6.00% Convertible Guaranteed Notes due 2030, or 6.00% Convertible Notes, for approximately 1.9 million common shares and aggregate cash payments of $0.2 million plus accrued and unpaid interest;

–	borrowed $99.0 million under our term loan maturing in 2018 and entered into an interest rate swap agreement fixing the LIBOR component of the borrowing at 1.155%;

–	retired $242.3 million in property non-recourse mortgage debt with a weighted-average interest rate of 5.4%;

–	obtained $27.8 million in non-recourse mortgage financing with a fixed interest rate of 2.21%; and

–	repaid all borrowings under our line of credit.
Subsequent to December 31, 2014, we:

–	acquired a 360 acre golf course in Venice, Florida for $16.9 million, which is net leased for a 40-year term;

–	entered into a forward commitment to acquire a build-to-suit industrial property in Detroit, Michigan for approximately $29.7 million, which will be subject to a 20-year net lease; and

–	obtained a 10-year, 4.1% interest-only $29.2 million non-recourse mortgage secured by a land parcel owned in New York, New York.
Other
Employees. As of December 31, 2014, we had 48 full-time employees. Lexington Realty Trust is a master employer and employee costs are allocated to subsidiaries as applicable.
Industry Segments. We primarily operate in one industry segment, single-tenant real estate assets.
Web Site. Our Internet address is www.lxp.com. We make available, free of charge, on or through the Investors section of our web site or by contacting our Investor Relations Department, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Also posted on our web site, and available in print upon request of any shareholder to our Investor Relations Department, are our declaration of trust and amended and restated by-laws, charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Trustees, our Corporate Governance Guidelines, and our Code of Business Conduct and Ethics governing our trustees, officers and employees (which contains our whistle blower procedures). Within the time period required by the SEC and the NYSE, we will post on our web site any amendment to the Code of Business Conduct and Ethics and any waiver applicable to any of our trustees or executive officers. In addition, our web site includes information concerning purchases and sales of our equity securities by our executive officers and trustees as well as disclosure relating to certain non-GAAP financial measures (as defined in the SEC's Regulation G) that we may make public orally, telephonically, by webcast, by broadcast or by similar means from time to time. Information contained on our web site or the web site of any other person is not incorporated by reference into this Annual Report or any of our other filings or furnishings with the SEC.
Our Investor Relations Department can be contacted at Lexington Realty Trust, One Penn Plaza, Suite 4015, New York, New York 10119-4015, Attn: Investor Relations, by telephone: (212) 692-7200, or by e-mail: ir@lxp.com.

Principal Executive Offices. Our principal executive offices are located at One Penn Plaza, Suite 4015, New York, New York 10119-4015; our telephone number is (212) 692-7200.

NYSE CEO Certification. Our Chief Executive Officer made an unqualified certification to the NYSE with respect to our compliance with the NYSE corporate governance listing standards in 2014.

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
Revenues from several tenants and/or their guarantors constitute a significant percentage of our base rental revenues. The default, financial distress or bankruptcy of any of the tenants and/or guarantors of these properties could cause interruptions in the receipt of lease revenues and/or result in vacancies, which would reduce the property owner subsidiary's revenues and increase operating costs until the affected property is re-let, and could decrease the ultimate sale value of that property. Upon the expiration or other termination of the leases that are currently in place with respect to these properties, the property owner subsidiary may not be able to re-lease the vacant property at a comparable lease rate, at all, or without incurring additional expenditures in connection with the re-leasing. Under current bankruptcy law, a tenant can generally assume or reject a lease within a certain number of days of filing its bankruptcy petition. If a tenant rejects the lease, a landlord's damages, subject to availability of funds from the bankruptcy estate, are generally limited to the greater of (1) one year's rent and (2) the rent for 15% of the remaining term of the lease not to exceed three years rent.
You should not rely on the credit ratings of our tenants.
Some of our tenants, guarantors and/or their parent entities are rated by certain rating agencies. Any such credit ratings are subject to ongoing evaluation by these credit rating agencies and we cannot assure you that any such ratings will not be changed or withdrawn by these rating agencies in the future if, in their judgment, circumstances warrant. If these rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw the credit rating of a tenant, guarantor or its parent entity, the value of our investment in any properties leased by such tenant could significantly decline.
Our assets may be subject to impairment charges.
We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, which include a variety of factors such as market conditions, the status of significant leases, the financial condition of major tenants and other factors that could affect the cash flow or value of an investment. During 2014, 2013 and 2012, we incurred $48.6 million, $34.6 million and $10.0 million, respectively, of non-cash impairment charges, excluding loan losses recorded on loans receivable. We may continue to take similar non-cash impairment charges, which could affect the implementation of our current business strategy. These impairments could have a material adverse effect on our financial condition and results of operations.
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
If a sale-leaseback transaction is re-characterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We have entered and may continue to enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be re-characterized as either a financing or a joint venture, either of which outcomes could adversely affect our financial condition, cash flow and the amount available for distributions to our shareholders.

If the sale-leaseback were re-characterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms and prevented from foreclosing our lien on the property. If the sale-leaseback were re-characterized as a joint venture, our tenant and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the tenant relating to the property.
Certain of our leases may not result in fair market lease rates over time, which could negatively impact our income and reduce the amount of funds available to make distributions to shareholders.
A significant portion of our rental income comes from long-term net leases, which generally provide the tenant greater discretion in using the leased property than ordinary property leases, such as the right to freely sublease the property, to make alterations in the leased premises and to terminate the lease prior to its expiration under specified circumstances. Furthermore, net leases typically have longer lease terms and, thus, there is an increased risk that contractual rental increases in future years will fail to result in fair market rental rates during those years. If we do not accurately judge the potential for increases in market rental rates when negotiating these long-term leases, significant increases in future property operating costs, to the extent not covered under the net leases could result in us receiving less than fair value from these leases. As a result, our income and distributions to our shareholders could be lower than they would otherwise be if we did not engage in long-term net leases.
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
In 2014, we initiated foreclosure proceedings against the borrowers of a loan secured by an office property in Westmont, Illinois. We sold this property in 2007 but issued a purchase mortgage to the buyer. Effective November 2013, the tenant of the property terminated its lease. In 2013, we reduced our carrying value to an estimated fair value of $12.6 million and recorded a loan loss of $13.9 million. In 2014, we recorded a $2.5 million loan loss on a loan secured by an office property in Southfield, Michigan, reducing our carrying value to $3.3 million, as the borrower has indicated that it will not satisfy the loan at maturity.
In 2013, we foreclosed on one of our loans receivable, which was secured by an office property in Schaumburg, Illinois. The loan had an outstanding balance of $21.6 million (not including default interest and other penalties), which we believe was less than the then estimated fair value of the property.
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
Acquisitions of commercial properties entail certain risks, such as (1) underwriting assumptions, including occupancy, rental rates and expenses, may differ from estimates, (2) the properties may become subject to environmental liabilities that we were unaware of at the time we acquired the property despite any environmental testing, (3) we may have difficulty obtaining financing on acceptable terms or paying the operating expenses and debt service associated with acquired properties prior to sufficient occupancy and (4) projected exit strategies may not come to fruition due to a variety of factors such as market conditions at time of dispositions.
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
From time to time, we engage in, or provide capital to developers who are engaged in, build-to-suit activities. We face uncertainties, associated with a developer's performance and timely completion of a project, including the performance or timely completion by contractors and subcontractors. A developer's performance may be affected or delayed by their own actions or conditions beyond the developer's control. If a developer, contractor or subcontractor fails to perform, we may resort to legal action to compel performance, remove the developer or rescind the purchase or construction contract. Legal action may cause further delays and our costs may not be reimbursed.
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
The types of terrorist attacks since 2001, ongoing and future military conflicts and the continued unrest in the Middle East may affect commodity prices and interest rates, among other things. An increase in interest rates may increase our costs of borrowing, leading to a reduction in our earnings. Instability in the price of oil will also cause fluctuations in our operating costs, which may not be reimbursed by our tenants. Also, terrorist acts could result in significant damages to, or loss of, our properties or the value thereof.

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
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology has increased, so have the risks posed to our information systems, both internal and those we have outsourced. Any processes, procedures and internal controls that we implement, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.
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
We have used derivatives to hedge certain of our liabilities and we currently have interest rate swap agreements in place. As of December 31, 2014, we have aggregate interest rate swap agreements on $505.0 million of borrowings. The counterparties of these arrangements are major financial institutions; however, we are exposed to credit risk in the event of non-performance by the counterparties. This has certain risks, including losses on a hedge position, which may reduce the return on our investments. Such losses may exceed the amount invested in such instruments. In addition, counterparties to a hedging arrangement could default on their obligations. We may have to pay certain costs, such as transaction fees or breakage costs, related to hedging transactions.
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
We are dependent upon key personnel whose continued service is not guaranteed. We are dependent on certain of our executive officers for business direction. We have employment agreements, which expire in January 2018, with each of T. Wilson Eglin, our Chief Executive Officer and President, E. Robert Roskind, our Chairman, Richard J. Rouse, our Vice Chairman and Chief Investment Officer, and Patrick Carroll, our Executive Vice President, Chief Financial Officer and Treasurer. However, an employment agreement does not itself prevent an employee from resigning.
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
We disclose Funds From Operations (“FFO”) and Company Funds from Operations (“Company FFO”), which are non-GAAP financial measures, in documents filed with the SEC; however, neither FFO nor Company FFO is equivalent to our net income or loss as determined under GAAP, and you should consider GAAP measures to be more relevant to our operating performance.
We use and disclose to investors FFO and Company FFO, which are non-GAAP financial measures. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Funds from Operations” in Part II, Item 7 of this Annual Report. FFO and Company FFO are not equivalent to our net income or loss as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant to evaluating our operating performance. FFO and Company FFO and GAAP net income differ because FFO and Company FFO exclude many items that are factored into GAAP net income.
Because of the differences between FFO and Company FFO and GAAP net income or loss, FFO and Company FFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, Company FFO is not necessarily indicative of cash flow available to fund cash needs and investors should not consider FFO and Company FFO as alternatives to cash flows from operations, as an indication of our liquidity or as indicative of funds available to fund our cash needs, including our ability to make distributions to our shareholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and Company FFO. Also, because not all companies calculate FFO and Company FFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Our Indebtedness
Our substantial indebtedness could adversely affect our financial condition and our ability to fulfill our obligations under the documents governing our unsecured indebtedness and otherwise adversely impact our business and growth prospects.
We have a substantial amount of debt. We are more leveraged than certain of our competitors. We have incurred, and may continue to incur, direct and indirect indebtedness in furtherance of our activities. Neither our declaration of trust nor any policy statement formerly adopted by our Board of Trustees limits either the total amount of indebtedness that we may incur, and accordingly, we could become even more highly leveraged. As of December 31, 2014, our total consolidated indebtedness was approximately $2.1 billion and we had approximately $385.4 million available for us to borrow under our principal credit agreement, subject to covenant compliance.
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
Market interest rates could have an adverse effect on our borrowing costs, profitability and the value of our fixed rate debt securities.
We have exposure to market risks relating to increases in interest rates due to our variable-rate debt. An increase in interest rates may increase our costs of borrowing on existing variable-rate indebtedness, leading to a reduction in our earnings. As of December 31, 2014, we had no outstanding consolidated variable-rate indebtedness that was not subject to an interest rate swap agreement. The level of our variable-rate indebtedness, along with the interest rate associated with such variable-rate indebtedness, may change in the future and materially affect our interest costs and earnings. In addition, our interest costs on our fixed-rate indebtedness may increase if we are required to refinance our fixed-rate indebtedness upon maturity at higher interest rates. Also, fixed rate debt securities generally decline in value as market rates rise because the premium, if any, over market interest rates will decline.
Potential disruptions in the financial markets could affect our ability to obtain debt financing on reasonable terms and have other adverse effects on us.
Historically, the United States credit markets have experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances may materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases may result in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing on reasonable terms, which may negatively affect our ability to make acquisitions. A prolonged downturn in the credit markets may cause us to seek alternative sources of potentially less attractive financing and may require us to adjust our business plan accordingly. In addition, these factors may make it more difficult for us to sell properties or may adversely affect the price we receive for properties that we do sell, as prospective buyers may experience increased costs of capital or difficulties in obtaining capital. These events in the credit markets may have an adverse effect on other financial markets in the United States, which may make it more difficult or costly for us to raise capital through the issuance of our common shares or preferred shares. These disruptions in the financial markets may have other adverse effects on us or the economy in general.
Covenants in certain of the agreements governing our debt could adversely affect our financial condition and our investment activities.
Our unsecured revolving credit facility, unsecured term loans and indentures governing our 4.40% and 4.25% Senior Notes and 6.00% Convertible Notes contain certain cross-default and cross-acceleration provisions as well as customary restrictions, requirements and other limitations on our ability to incur indebtedness and consummate mergers, consolidations or sales of all or substantially all of our assets. Our ability to borrow under our unsecured revolving credit facility is also subject to compliance with certain other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources. Under those circumstances other sources of capital may not be available to us or be available only on unattractive terms. Additionally, our ability to satisfy current or prospective lenders' insurance requirements may be adversely affected if lenders generally insist upon greater insurance coverage against acts of terrorism than is available to us in the marketplace or on commercially reasonable terms.
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
As of December 31, 2014, the consolidated scheduled balloon payments, for the next five calendar years, are as follows ($ in millions):

Year	Property-Specific Balloon Payments(1)	Corporate Recourse Balloon Payments
2015	$142.6	$0
2016	$129.9	$0
2017	$68.7	$16.2	(2)
2018	$18.2	$250.0
2019	$83.8	$255.0
(1) All payment obligations are non-recourse except a $15.0 million payment obligation in 2016.
(2) Assumes 6.00% Convertible Notes due in January 2030 are put to us in 2017.
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
A significant number of the properties in which we have an interest are subject to non-recourse mortgages, which generally provide that a lender's only recourse upon an event of default is to foreclose on the property. During 2014, a property in which we had an interest, was sold in foreclosure. As a result, we lost all of our interest in this property and any future opportunities to re-tenant this property. The loss of a significant number of properties to foreclosure or bankruptcy could adversely affect our financial condition and results of operations, relationships with lenders and ability to obtain additional financing in the future.
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
As of December 31, 2014, the mortgages on certain of our properties were cross-collateralized. To the extent that any of the properties in which we have an interest are cross-collateralized, any default by the property owner subsidiary under the mortgage note relating to one property will result in a default under the financing arrangements relating to any other property that also provides security for that mortgage note or is cross-collateralized with such mortgage note.

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
As of December 31, 2014, only we and/or LCIF are borrowers or a guarantor of our unsecured indebtedness.  In the event of a bankruptcy, liquidation or reorganization of any of our non-guarantor subsidiaries, holders of non-guarantor subsidiary debt, including trade creditors, will generally be entitled to payment of their claims from the assets of non-guarantor subsidiaries before any assets are made available for distribution to us or any of the subsidiary guarantors.
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
We may in the future choose to pay dividends in shares, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
We may in the future distribute taxable dividends that are payable in shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for United States federal income tax purposes. As a result, a U.S. shareholder may be required to pay income taxes with respect to such dividends even though no cash dividends were received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of the shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. tax with respect to such dividends. In addition, if a significant number of our shareholders determine to sell such shares received in a dividend in order to pay taxes owed on such dividend, it may put downward pressure on the trading price of our common shares.
Securities eligible for future sale may have adverse effects on our share price.
We have an unallocated universal shelf registration statement, pursuant to which we maintain an ATM program, and we also maintain a direct share purchase plan, pursuant to which we may issue additional common shares. In addition, as of December 31, 2014, an aggregate of approximately 5.2 million of our common shares were issuable upon the exercise of employee share options and upon the exchange of OP units. There were also approximately 2.4 million common shares underlying our 6.00% Convertible Notes as of December 31, 2014, which is subject to increase upon certain events, including if we pay a quarterly common share dividend in excess of $0.10 per common share. Depending upon the number of such securities issued, exercised or exchanged at one time, an issuance, exercise or exchange of such securities could be dilutive to or otherwise adversely affect the interests of holders of our common shares.
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

Severance payments under employment agreements. Substantial termination payments may be required to be paid under the provisions of employment agreements with certain of our executives upon a change of control and the subsequent termination of the executive. We have entered into employment agreements with four of our executive officers which provide that, upon the occurrence of a change in control of us (including a change in ownership of more than 50% of the total combined voting power of our outstanding securities, the sale of all or substantially all of our assets, dissolution, the acquisition, except from us, of 20% or more of our voting shares or a change in the majority of our Board of Trustees), if those executive officers are terminated without cause, as defined, those executive officers may be entitled to severance benefits based on their current annual base salaries and trailing average of recent annual cash bonuses as defined in the employment agreements and the acceleration of certain non-vested equity awards. Accordingly, these payments may discourage a third party from acquiring us.
Our ability to issue additional shares. Our declaration of trust authorizes 400,000,000 common shares, 100,000,000 preferred shares and 500,000,000 of beneficial interest, par value $0.0001 per share, classified as excess stock, or excess shares. Our Board of Trustees is authorized to cause us to issue these shares without shareholder approval. Our Board of Trustees may establish the preferences and rights of any such class or series of additional shares, which could have the effect of delaying or preventing someone from taking control of us, even if a change in control were in shareholders' best interests. At December 31, 2014, in addition to common shares, we had outstanding 1,935,400 Series C Preferred Shares. Our Series C Preferred Shares include provisions, such as increases in dividend rates or adjustments to conversion rates, that may deter a change of control. The establishment and issuance of shares of our existing series of preferred shares or a future class or series of shares could make a change of control of us more difficult.
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
Maryland Control Share Acquisition Act. Maryland law provides that a holder of “control shares” of a Maryland REIT acquired in a “control share acquisition” has no voting rights with respect to such shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter under the Maryland Control Share Acquisition Act. Shares owned by the acquirer, by our officers or by employees who are our trustees are excluded from shares entitled to vote on the matter. “Control Shares” are voting shares that, if aggregated with all other shares previously acquired by the acquirer or in respect of which the acquirer is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquirer to exercise voting power in electing trustees within one of the following ranges of voting power: one-tenth or more but less than one-third, one-third or more but less than a majority or a majority or more of all voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval. A “control share acquisition” means the acquisition of issued and outstanding control shares, subject to certain exceptions. If voting rights of control shares acquired in a control share acquisition are not approved at a shareholders meeting or if the acquiring person does not deliver an acquiring person statement as required under the statute, then, subject to certain conditions and limitations, the issuer may redeem any or all of the control shares for fair value, except those for which voting rights have been previously approved. If voting rights of such control shares are approved at a shareholders meeting and the acquirer becomes entitled to vote a majority of the shares entitled to vote, all other shareholders may exercise appraisal rights. Any control shares acquired in a control share acquisition which are not exempt under our by-laws will be subject to the Maryland Control Share Acquisition Act. The Maryland Control Share Acquisition Act does not apply to shares acquired in a merger, consolidation or statutory share exchange if the Maryland REIT is a party to the transaction, or to acquisitions approved or exempted by the declaration of trust or by-laws of the Maryland REIT. Our amended and restated by-laws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of our shares. We cannot assure you that this provision will not be amended or eliminated at any time in the future.

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
Actual or constructive ownership of our capital shares in violation of the restrictions or in excess of the share ownership limits contained in our declaration of trust would cause the violative transfer or ownership to be void or cause the shares to be transferred to a charitable trust and then sold to a person or entity who can own the shares without violating these limits. As a result, if a violative transfer were made, the recipient of the shares would not acquire any economic or voting rights attributable to the transferred shares. Additionally, the constructive ownership rules for these limits are complex, and groups of related individuals or entities may be deemed a single owner and consequently in violation of the share ownership limits.
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

Item 1B. Unresolved Staff Comments

There are no unresolved written comments that were received from the SEC staff relating to our periodic or current reports under the Securities Exchange Act of 1934.

Item 2. Properties

Real Estate Portfolio

General. As of December 31, 2014, we had equity ownership interests in approximately 215 consolidated real estate properties containing approximately 39.9 million square feet of rentable space, which were approximately 96.4% leased based upon net rentable square feet. Generally, all properties in which we have an interest are held through at least one property owner subsidiary.

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

Leverage. As of December 31, 2014, we had outstanding mortgages and notes payable of approximately $0.9 billion with a weighted-average interest rate of approximately 5.2% and a weighted-average maturity of 5.9 years.

Property Charts. The following tables list our properties by type, their locations, the primary tenant/guarantor, the net rentable square feet, the expiration of the primary lease term and percent leased, as applicable, as of December 31, 2014.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
318 Pappy Dunn Blvd.	Anniston	AL	International Automotive Components Group North America, Inc.	Industrial	267,055	11/24/2029	100%
3030 North 3rd St.	Phoenix	AZ	CopperPoint Mutual Insurance Company	Office	252,400	12/31/2029	100%
2005 E. Technology Cir.	Tempe	AZ	Infocrossing, Inc.	Office	60,000	12/31/2025	100%
2706 Media Center Dr.	Los Angeles	CA	Bank of America, National Association/ Sony Electronics Inc.	Office	82,526	Various	100%
9655 Maroon Circle	Englewood	CO	TriZetto Corporation	Office	166,912	4/30/2028	100%
1315 West Century Dr.	Louisville	CO	Global Healthcare Exchange, Inc. (Global Healthcare Exchange, LLC)	Office	106,877	4/30/2027	81%
143 Diamond Ave.	Parachute	CO	Encana Oil and Gas (USA) Inc. (Alena Inc.)	Office	49,024	10/31/2032	100%
6277 Sea Harbor Dr.	Orlando	FL	Wyndham Vacation Ownership, Inc. (Wyndham Worldwide Corporation)	Office	358,381	10/31/2025	99%
2910 Bush Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	Office	2,500	12/31/2033	100%
2950 Bush Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	Office	8,000	12/31/2033	100%
3000 Bush Lake Blvd.	Tampa	FL	BluePearl Holdings, LLC	Office	17,000	12/31/2033	100%
832 N. Westover Blvd.	Albany	GA	Gander Mountain Company	Retail	45,554	11/30/2028	100%
2500 Patrick Henry Pkwy.	McDonough	GA	Georgia Power Company	Office	111,911	6/30/2025	100%
1001 Innovation Rd.	Rantoul	IL	Easton Bell Sports, Inc.	Industrial	813,126	10/31/2033	100%
11201 Renner Blvd.	Lenexa	KS	United States of America	Office	169,585	10/31/2027	100%
10000 Business Blvd.	Dry Ridge	KY	Dana Light Axle Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	336,350	6/30/2025	100%
730 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	167,770	6/30/2025	100%
750 North Black Branch Rd.	Elizabethtown	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	539,592	6/30/2025	100%
301 Bill Bryan Rd.	Hopkinsville	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	424,904	6/30/2025	100%
4010 Airpark Dr.	Owensboro	KY	Metalsa Structural Products, Inc. / Dana Structural Products, LLC (Dana Holding Corporation and Dana Limited)	Industrial	211,598	6/30/2025	100%
5001 Greenwood Rd.	Shreveport	LA	Libbey Glass Inc. (Libbey Inc.)	Industrial	646,000	10/31/2026	100%
1700 47th Ave North	Minneapolis	MN	Owens Corning / Owens Corning Roofing and Asphalt, LLC	Industrial	18,620	12/31/2025	100%
3902 Gene Field Rd.	St. Joseph	MO	Boehringer Ingelheim Vetmedica, Inc. (Boehringer Ingelheim USA Corporation)	Office	98,849	6/30/2027	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
459 Wingo Rd.	Byhalia	MS	Asics America Corporation (Asics Corporation)	Industrial	513,734	3/31/2026	100%
671 Washburn Switch Rd.	Shelby	NC	Clearwater Paper Corporation	Industrial	673,518	5/31/2031	100%
11707 Miracle Hills Dr.	Omaha	NE	Infocrossing, Inc.	Office	85,200	11/30/2025	100%
1331 Capitol Ave.	Omaha	NE	The Gavilon Group, LLC	Office	127,810	11/30/2033	100%
121 Technology Dr.	Durham	NH	Heidelberg Americas, Inc. (Heidelberg Drackmaschinen AG) (2021) / Goss International America, Inc. (Goss International Corporation) (2026)	Industrial	500,500	3/30/2026	100%
333 Mount Hope Ave.	Rockaway	NJ	Atlantic Health System, Inc.	Office	92,326	6/30/2026	65%
1237 W. Sherman Ave.	Vineland	NJ	HealthSouth Rehabilitation Hospital of New Jersey, LLC (HealthSouth Corporation)	Specialty	39,287	2/28/2043	100%
6226 West Sahara Ave.	Las Vegas	NV	Nevada Power Company	Office	282,000	1/31/2029	100%
5625 North Sloan Ln.	North Las Vegas	NV	Nicholas and Co., Inc.	Industrial	180,235	9/30/2034	100%
29-01 Borden Ave. & 29-10 Hunters Point Ave.	Long Island City	NY	FedEx Ground Package Systems, Inc. (Federal Express Corporation)	Industrial	140,330	3/31/2028	100%
15 West 45th St.	New York	NY	ZE-45 Ground Tenant LLC	Land	N/A	10/31/2113	100%
8-12 Stone St.	New York	NY	Al-Stone Ground Tenant LLC	Land	N/A	10/31/2112	100%
350 and 370-272 Canal St.	New York	NY	FC-Canal Ground Tenant LLC	Land	N/A	10/31/2112	100%
309-313 West 39th St.	New York	NY	LG-39 Ground Tenant LLC	Land	N/A	10/31/2112	100%
351 Chamber Dr.	Chillicothe	OH	The Kitchen Collection, Inc.	Industrial	475,218	6/30/2026	100%
10590 Hamilton Ave.	Cincinnati	OH	The Hillman Group, Inc.	Industrial	264,598	12/31/2027	100%
5500 New Albany Rd.	Columbus	OH	Evans, Mechwart, Hambleton & Tilton, Inc.	Office	104,807	12/29/2026	100%
2221 Schrock Rd.	Columbus	OH	MS Consultants, Inc.	Office	42,290	7/6/2027	100%
7005 Cochran Rd.	Glenwillow	OH	Royal Appliance Mfg. Co.	Industrial	458,000	7/31/2025	100%
1700 Millrace Dr.	Eugene	OR	Oregon Research Institute / Educational Policy Improvement Center	Office	80,011	11/30/2027	100%
250 Rittenhouse Circle	Bristol	PA	Northtec LLC (The Estée Lauder Companies Inc.)	Industrial	241,977	11/30/2026	100%
25 Lakeview Dr.	Jessup	PA	TMG Health, Inc.	Office	150,000	8/7/2027	100%
590 Ecology Ln.	Chester	SC	Boral Stone Products LLC (Boral Limited)	Industrial	420,597	7/14/2025	100%
854 Paragon Way	Rock Hill	SC	Physicians Choice Laboratory Services, LLC	Office	104,497	3/31/2034	100%
900 Industrial Blvd.	Crossville	TN	Dana Commercial Vehicle Products, LLC	Industrial	222,200	9/30/2026	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART LONG-TERM LEASES
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
633 Garrett Pkwy.	Lewisburg	TN	Calsonic Kansei North America, Inc.	Industrial	310,000	3/31/2026	100%
601 & 701 Experian Pkwy.	Allen	TX	Experian Information Solutions, Inc. / TRW, Inc. (Experian Holdings, Inc.)	Office	292,700	3/14/2025	100%
1401 Nolan Ryan Expy.	Arlington	TX	Triumph Aerostructures, LLC (Triumph Group, Inc.)	Office	161,808	1/31/2025	77%
4001 International Pkwy.	Carrollton	TX	Motel 6 Operating, LP	Office	138,443	12/31/2025	100%
810 Gears Rd.	Houston	TX	United States of America	Office	78,895	4/7/2030	87%
10001 Richmond Ave.	Houston	TX	Baker Hughes Incorporated (2015) / Schlumberger Holdings Corp. (2025)	Office	554,385	9/30/2025	100%
13901/14035 Industrial Rd.	Houston	TX	Industrial Terminals Management, L.L.C. (Maritime Holdings (Delaware) LLC)	Land/Infrastructure	132,449	3/31/2038	100%
19311 SH 249	Houston	TX	BluePearl Holdings, LLC	Office	12,622	12/31/2033	100%
13930 Pike Rd.	Missouri City	TX	Vulcan Construction Materials, LP (Vulcan Materials Company)	Land/Infrastructure	N/A	4/30/2032	100%
25500 State Hwy. 249	Tomball	TX	Parkway Chevrolet, Inc. (Raymond Durdin & Jean W. Durdin)	Specialty	77,076	8/31/2026	100%
175 Holt Garrison Pkwy.	Danville	VA	Home Depot USA, Inc.	Land	N/A	1/31/2029	100%
9803 Edmonds Way	Edmonds	WA	Pudget Consumers Co-op d/b/a PCC Natural Markets	Retail	34,459	8/31/2028	100%
2424 Alpine Rd.	Eau Claire	WI	Silver Spring Foods, Inc. (Huntsinger Farms, Inc.)	Industrial	159,000	4/30/2027	100%
500 Kinetic Dr.	Huntington	WV	AMZN WVCS (Amazon.com, Inc.)	Office	68,693	11/30/2026	100%
			Long-Term Leases Total		12,174,199		99.2%

The 2014 net effective annual cash rent for the long-term lease portfolio as of December 31, 2014 was $8.25 per square foot, excluding land investments, and the weighted-average remaining lease term was 24.5 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
12209 W. Markham St.	Little Rock	AR	Entergy Arkansas, Inc.	36,311	10/31/2020	100%
5201 West Barraque St.	Pine Bluff	AR	Entergy Services, Inc.	27,189	10/31/2017	100%
2211 South 47th St.	Phoenix	AZ	Avnet, Inc.	176,402	2/28/2023	100%
19019 North 59th Ave.	Glendale	AZ	Honeywell International Inc.	252,300	7/15/2019	100%
8555 South River Pkwy.	Tempe	AZ	DA Nanomaterials L.L.C. / Air Products and Chemicals, Inc.	95,133	6/30/2022	100%
1440 East 15th St.	Tucson	AZ	CoxCom, LLC	28,591	7/31/2022	100%
26210 and 26220 Enterprise Court	Lake Forest	CA	Apria Healthcare, Inc. (Apria Healthcare Group, Inc.)	100,012	1/31/2022	100%
3333 Coyote Hill Rd.	Palo Alto	CA	Xerox Corporation	202,000	12/14/2023	100%
9201 E. Dry Creek Rd.	Centennial	CO	Arrow Electronics, Inc.	128,500	9/30/2017	100%
3940 South Teller St.	Lakewood	CO	MoneyGram Payment Systems, Inc.	68,165	3/31/2015	100%
100 Barnes Rd.	Wallingford	CT	3M Company	44,400	6/30/2018	100%
5600 Broken Sound Blvd.	Boca Raton	FL	Canon Solutions America, Inc. (Océ -USA Holding, Inc.)	143,290	2/14/2020	100%
12600 Gateway Blvd.	Fort Myers	FL	Alta Resources Corp.	63,261	6/30/2023	100%
550 International Parkway	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,920	9/30/2020	100%
600 Business Center Dr.	Lake Mary	FL	JPMorgan Chase Bank, National Association	125,155	9/30/2020	100%
9200 South Park Center Loop	Orlando	FL	Corinthian Colleges, Inc.	59,927	9/30/2020	100%
Sandlake Rd./Kirkman Rd.	Orlando	FL	Lockheed Martin Corporation	184,000	4/30/2018	100%
4400 Northcorp Pkwy.	Palm Beach Gardens	FL	The Weiss Group, LLC	18,500	3/14/2022	100%
10419 North 30th St.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	132,981	6/30/2020	100%
3500 N. Loop Rd.	McDonough	GA	Litton Loan Servicing LP	62,218	8/31/2018	100%
3265 E. Goldstone Dr.	Meridian	ID	VoiceStream PCS Holding, LLC / T-Mobile PCS Holdings, LLC (T-Mobile USA, Inc.)	77,484	6/28/2019	100%
850 & 950 Warrenville Rd.	Lisle	IL	National-Louis University	99,414	12/31/2019	100%
231 N. Martingale Rd.	Schaumburg	IL	CEC Educational Services, LLC (Career Education Corporation)	317,198	12/31/2022	100%
500 Jackson St.	Columbus	IN	Cummins, Inc.	390,100	7/31/2019	100%
10300 Kincaid Dr.	Fishers	IN	Roche Diagnostics Operations, Inc.	193,000	1/31/2020	100%
10475 Crosspoint Blvd.	Indianapolis	IN	John Wiley & Sons, Inc.	141,416	10/31/2019	97%
9601 Renner Blvd.	Lenexa	KS	VoiceStream PCS II Corporation (T-Mobile USA, Inc.)	77,484	10/31/2019	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
5200 Metcalf Ave.	Overland Park	KS	Swiss Re America Holding Corporation / Westport Insurance Corporation	320,198	12/22/2018	100%
4455 American Way	Baton Rouge	LA	New Cingular Wireless PCS, LLC	70,100	10/31/2017	100%
147 Milk St.	Boston	MA	Harvard Vanguard Medical Associates, Inc.	52,337	12/31/2022	100%
33 Commercial St.	Foxboro	MA	Invensys Systems, Inc. (Siebe, Inc.)	164,689	6/30/2015	100%
133 First Park Dr.	Oakland	ME	Omnipoint Holdings, Inc. (T-Mobile USA, Inc.)	78,610	8/31/2020	100%
12000 & 12025 Tech Center Dr.	Livonia	MI	Kelsey-Hayes Company (TRW Automotive Inc.)	180,230	12/31/2024	100%
26555 Northwestern Hwy.	Southfield	MI	Federal-Mogul Corporation	187,163	1/31/2015	100%
9201 Stateline Rd.	Kansas City	MO	Swiss Re America Holding Corporation / Westport Insurance Corporation	155,925	4/1/2019	100%
3943 Denny Ave.	Pascagoula	MS	Huntington Ingalls Incorporated	94,841	10/31/2018	100%
1415 Wyckoff Rd.	Wall	NJ	New Jersey Natural Gas Company	157,511	6/30/2021	100%
29 S. Jefferson Rd.	Whippany	NJ	CAE SimuFlite, Inc. (CAE Inc.)	123,734	11/30/2021	100%
2000 Eastman Dr.	Milford	OH	Siemens Corporation	221,215	4/30/2016	100%
500 Olde Worthington Rd.	Westerville	OH	InVentiv Communications, Inc.	97,000	9/30/2015	100%
2999 Southwest 6th St.	Redmond	OR	VoiceStream PCS I, LLC / T-Mobile West Corporation (T-Mobile USA, Inc.)	77,484	1/31/2019	100%
2550 Interstate Dr.	Harrisburg	PA	AT&T Services, Inc.	89,350	12/31/2018	69%
1701 Market St.	Philadelphia	PA	Morgan, Lewis & Bockius LLP	304,037	1/31/2021	99%
1460 Tobias Gadsen Blvd.	Charleston	SC	Hagemeyer North America, Inc.	50,076	7/8/2020	100%
1362 Celebration Blvd.	Florence	SC	MED3000, Inc.	32,000	2/14/2024	100%
3476 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,083	5/31/2024	100%
3480 Stateview Blvd.	Fort Mill	SC	Wells Fargo Bank, N.A.	169,218	5/31/2024	100%
333 Three D Systems Circle	Rock Hill	SC	3D Systems Corporation	80,028	8/31/2021	100%
420 Riverport Rd.	Kingsport	TN	Kingsport Power Company	42,770	6/30/2018	100%
1409 Centerpoint Blvd.	Knoxville	TN	Alstom Power, Inc.	84,404	10/31/2024	100%
2401 Cherahala Blvd.	Knoxville	TN	AdvancePCS, Inc. / CaremarkPCS, L.L.C.	59,748	5/31/2020	100%
104 & 110 S. Front St.	Memphis	TN	Hnedak Bobo Group, Inc.	37,229	10/31/2016	100%
3965 Airways Blvd.	Memphis	TN	Federal Express Corporation	521,286	6/19/2019	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART OFFICE
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
4201 Marsh Ln.	Carrollton	TX	Carlson Restaurants Inc. (Carlson, Inc.)	130,000	11/30/2022	100%
11511 Luna Rd.	Farmers Branch	TX	Haggar Clothing Co. (Texas Holding Clothing Corporation and Haggar Corp.)	180,507	4/30/2016	100%
1200 Jupiter Rd.	Garland	TX	Raytheon Company	278,759	5/31/2016	100%
2529 West Thorne Dr.	Houston	TX	Baker Hughes, Incorporated	65,500	9/27/2015	100%
820 Gears Rd.	Houston	TX	Ricoh Americas Corporation	78,895	1/31/2018	100%
1311 Broadfield Blvd.	Houston	TX	Transocean Offshore Deepwater Drilling, Inc. (Transocean Sedco Forex, Inc.)	155,040	3/31/2021	100%
6555 Sierra Dr.	Irving	TX	TXU Energy Retail Company, LLC (Texas Competitive Electric Holdings Company, LLC)	247,254	3/31/2023	100%
8900 Freeport Pkwy.	Irving	TX	Nissan Motor Acceptance Corporation (Nissan North America, Inc.)	268,445	3/31/2023	100%
3711 San Gabriel	Mission	TX	VoiceStream PCS II Corporation / T-Mobile USA, Inc. / T-Mobile West Corporation	75,016	6/30/2015	100%
6200 Northwest Pkwy.	San Antonio	TX	United HealthCare Services, Inc. / PacifiCare Healthsystems, LLC	142,500	11/30/2017	100%
1600 Eberhardt Rd.	Temple	TX	Nextel of Texas, Inc. (Nextel Finance Company)	108,800	1/31/2016	100%
2050 Roanoke Rd.	Westlake	TX	TD Auto Finance LLC	130,199	11/30/2024	60%
400 Butler Farm Rd.	Hampton	VA	Nextel Communications of the Mid-Atlantic, Inc. (Nextel Finance Company)	100,632	12/31/2019	100%
13651 McLearen Rd.	Herndon	VA	United States of America	159,644	5/30/2018	100%
13775 McLearen Rd.	Herndon	VA	Orange Business Services U.S., Inc. (Equant N.V.)	132,617	7/31/2020	100%
2800 Waterford Lake Dr.	Midlothian	VA	Alstom Power, Inc.	99,057	12/31/2021	100%
1400 Northeast McWilliams Rd.	Bremerton	WA	Nextel West Corporation (Nextel Finance Company)	60,200	7/14/2016	100%
			Office Total	9,403,682		99.1%

The 2014 net effective annual cash rent for the office portfolio as of December 31, 2014 was $14.42 per square foot and the weighted-average remaining lease term was 5.3 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
2415 U.S. Hwy 78 East	Moody	AL	Michelin North America, Inc.	595,346	12/31/2019	100%
109 Stevens St.	Jacksonville	FL	Wagner Industries, Inc.	168,800	1/31/2017	83%
2455 Premier Dr.	Orlando	FL	Walgreen Co. / Walgreen Eastern Co.	205,016	3/31/2016	100%
3102 Queen Palm Dr.	Tampa	FL	Time Customer Service, Inc. (Time Incorporated)	229,605	6/30/2020	100%
359 Gateway Dr.	Lavonia	GA	TI Group Automotive Systems, LLC (TI Automotive Ltd.)	133,221	5/31/2020	100%
1420 Greenwood Rd.	McDonough	GA	Versacold USA, Inc.	296,972	10/31/2017	100%
3600 Army Post Rd.	Des Moines	IA	HP Enterprise Services, LLC	405,000	4/30/2017	100%
7500 Chavenelle Rd.	Dubuque	IA	The McGraw-Hill Companies, Inc.	330,988	6/30/2017	100%
2935 Van Vactor Dr.	Plymouth	IN	Bay Valley Foods, LLC	300,500	6/30/2015	100%
3686 S. Central Ave.	Rockford	IL	Pierce Packaging Co.	93,000	12/31/2016	100%
749 Southrock Dr.	Rockford	IL	Jacobson Warehouse Company, Inc. (Jacobson Distribution Company, Inc. and Jacobson Transportation Company, Inc.)	150,000	12/31/2015	100%
1901 Ragu Dr.	Owensboro	KY	Unilever Supply Chain, Inc. / R&B Foods (Unilever United States, Inc.)	443,380	12/19/2020	100%
5417 Campus Dr.	Shreveport	LA	The Tire Rack, Inc.	257,849	3/31/2022	100%
113 Wells St.	North Berwick	ME	United Technologies Corporation	972,625	4/30/2024	100%
6938 Elm Valley Dr.	Kalamazoo	MI	Dana Commercial Vehicle Products, LLC (Dana Holding Corporation and Dana Limited)	150,945	10/25/2021	100%
904 Industrial Rd.	Marshall	MI	Tenneco Automotive Operating Company, Inc. (Tenneco, Inc.)	246,508	9/30/2018	100%
1601 Pratt Ave.	Marshall	MI	Autocam Corporation	58,707	12/31/2023	100%
43955 Plymouth Oaks Blvd.	Plymouth	MI	Tower Automotive Operations USA I, LLC / Tower Automotive Products Inc. (Tower Automotive, Inc.)	290,133	10/31/2017	100%
7111 Crabb Rd.	Temperance	MI	Michelin North America, Inc.	744,570	7/31/2016	100%
7670 Hacks Cross Rd.	Olive Branch	MS	MAHLE Clevite, Inc. (MAHLE Industries, Incorporated)	268,104	2/28/2016	100%
324 Industrial Park Rd.	Franklin	NC	SKF USA Inc.	72,868	6/30/2015	100%
1133 Poplar Creek Rd.	Henderson	NC	Staples, Inc. / Corporate Express, Inc.	196,946	6/30/2016	100%
250 Swathmore Ave.	High Point	NC	Steelcase Inc.	244,851	9/30/2017	100%
2880 Kenny Biggs Rd.	Lumberton	NC	Quickie Manufacturing Corporation	423,280	11/30/2021	100%
2203 Sherrill Dr.	Statesville	NC	Ozburn-Hessey Logistics, LLC (OHH Acquisition Corporation)	639,800	12/31/2017	100%

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART INDUSTRIAL
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
736 Addison Rd.	Erwin	NY	Corning, Incorporated	408,000	11/30/2016	100%
1650 - 1654 Williams Rd.	Columbus	OH	ODW Logistics, Inc.	772,450	6/30/2018	100%
191 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	250,410	5/31/2017	100%
200 Arrowhead Dr.	Hebron	OH	Owens Corning Insulating Systems, LLC	400,522	5/31/2017	100%
10345 Philipp Pkwy.	Streetsboro	OH	L'Oreal USA S/D, Inc. (L'Oreal USA, Inc.)	649,250	10/17/2019	100%
50 Tyger River Dr.	Duncan	SC	Plastic Omnium Auto Exteriors, LLC	221,833	9/30/2018	100%
101 Michelin Dr.	Laurens	SC	Michelin North America, Inc.	1,164,000	1/31/2020	100%
477 Distribution Pkwy.	Collierville	TN	Federal Express Corporation / FedEx Techconnect, Inc.	126,213	5/31/2021	100%
120 South East Pkwy Dr.	Franklin	TN	Essex Group, Inc. (United Technologies Corporation)	289,330	12/31/2018	100%
3350 Miac Cove Rd.	Memphis	TN	Mimeo.com, Inc.	140,079	9/30/2020	77%
3456 Meyers Ave.	Memphis	TN	Sears, Roebuck and Co. / Sears Logistics Services	780,000	2/28/2017	100%
3820 Micro Dr.	Millington	TN	Ingram Micro L.P. (Ingram Micro Inc.)	701,819	9/30/2021	100%
2425 Hwy. 77 North	Waxahachie	TX	James Hardie Building Products, Inc. (James Hardie NV & James Hardie Industries NV)	335,610	3/31/2020	100%
291 Park Center Dr.	Winchester	VA	Kraft Foods Global, Inc.	344,700	5/31/2016	100%
901 East Bingen Point Way	Bingen	WA	The Boeing Company	124,539	5/31/2024	100%
			Industrial Total	14,627,769		99.6%

The 2014 net effective annual cash rent for the industrial portfolio as of December 31, 2014 was $3.68 per square foot and the weighted-average remaining lease term was 4.2 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART MULTI-TENANTED
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
13430 North Black Canyon Fwy.	Phoenix	AZ	Multi-tenanted	Office	138,940	Various	92%
4200 Northcorp Pkwy.	Palm Beach Gardens	FL	Multi-tenanted	Office	95,065	Various	95%
King St./1042 Fort St. Mall	Honolulu	HI	Multi-tenanted	Office	77,459	Various	69%
100 Light St.	Baltimore	MD	Multi-tenanted	Office	476,459	Various	92%
3165 McKelvey Rd.	Bridgeton	MO	BJC Health System	Office	51,067	12/31/2018	50%
700 US Hwy. Route 202-206	Bridgewater	NJ	Vacant	Office	115,558	N/A	0%
180 S. Clinton St.	Rochester	NY	Vacant	Office	226,000	N/A	0%
275 Technology Dr.	Canonsburg	PA	Vacant	Office	107,872	N/A	0%
2210 Enterprise Dr.	Florence	SC	Caliber Funding, LLC	Office	176,557	6/30/2018	21%
6050 Dana Way	Antioch	TN	Multi-tenanted	Industrial	672,629	Various	79%
1501 Nolan Ryan Expy.	Arlington	TX	Vacant	Office	74,739	N/A	0%
22011 Southeast 51st St.	Issaquah	WA	Vacant	Office	95,600	N/A	0%
5150 220th Ave.	Issaquah	WA	Vacant	Office	106,944	N/A	0%
			Multi-Tenanted Total		2,414,889		53.9%

The 2014 net effective annual cash rent for the multi-tenant portfolio as of December 31, 2014 was $9.04 per square foot and the weighted-average remaining lease term was 6.9 years.

LEXINGTON CONSOLIDATED PORTFOLIO PROPERTY CHART RETAIL/SPECIALTY
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
255 Northgate Dr.	Manteca	CA	Kmart Corporation	107,489	12/31/2018	100%
12080 Carmel Mountain Rd.	San Diego	CA	Kmart Corporation	107,210	12/31/2018	100%
2223 N. Druid Hills Rd.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	6,260	12/31/2019	100%
956 Ponce de Leon Ave.	Atlanta	GA	Bank of America, N.A. (Bank of America Corporation)	3,900	12/31/2019	100%
4545 Chamblee-Dunwoody Rd.	Chamblee	GA	Bank of America, N.A. (Bank of America Corporation)	4,565	12/31/2019	100%
201 W. Main St.	Cumming	GA	Bank of America, N.A. (Bank of America Corporation)	14,208	12/31/2019	100%
1066 Main St.	Forest Park	GA	Bank of America, N.A. (Bank of America Corporation)	14,859	12/31/2019	100%
825 Southway Dr.	Jonesboro	GA	Bank of America, N.A. (Bank of America Corporation)	4,894	12/31/2019	100%
1698 Mountain Industrial Blvd.	Stone Mountain	GA	Bank of America, N.A. (Bank of America Corporation)	5,704	12/31/2019	100%
10340 U.S. 19	Port Richey	FL	Vacant	53,820	N/A	0%
1150 W. Carl Sandburg Dr.	Galesburg	IL	Kmart Corporation	94,970	12/31/2018	100%
5104 North Franklin Rd.	Lawrence	IN	Marsh Supermarkets, Inc. / Marsh Supermarkets, LLC	28,721	10/31/2018	100%
733 East Main St.	Jefferson	NC	Food Lion, LLC / Delhaize America, Inc.	34,555	2/28/2023	100%
291 Talbert Blvd.	Lexington	NC	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
835 Julian Ave.	Thomasville	NC	Mighty Dollar, LLC	23,767	9/30/2018	100%
130 Midland Ave.	Port Chester	NY	A&P Real Property, LLC (Pathmark Stores, Inc.)	59,000	10/31/2018	100%
21082 Pioneer Plaza Dr.	Watertown	NY	Kmart Corporation	120,727	12/31/2018	100%
4831 Whipple Avenue N.W.	Canton	OH	Best Buy Co., Inc.	46,350	2/26/2018	100%
1084 East Second St.	Franklin	OH	Vacant	29,119	N/A	0%
5350 Leavitt Rd.	Lorain	OH	Kmart Corporation	193,193	12/31/2018	100%
B.E.C. 45th St/Lee Blvd.	Lawton	OK	Associated Wholesale Grocers, Inc. / Safeway, Inc.	30,757	3/31/2019	100%
11411 N. Kelly Ave.	Oklahoma City	OK	American Golf Corporation	13,924	12/31/2017	100%
6910 S. Memorial Hwy.	Tulsa	OK	Toys "R" Us, Inc. / Toys “R” Us-Delaware, Inc.	43,123	5/31/2016	100%
1600 E. 23rd St.	Chattanooga	TN	BI- LO, LLC	42,130	6/30/2017	100%
1053 Mineral Springs Rd.	Paris	TN	The Kroger Co.	31,170	7/1/2018	100%
3211 W. Beverly St.	Staunton	VA	Food Lion, LLC / Delhaize America, Inc.	23,000	2/28/2018	100%
97 Seneca Trail	Fairlea	WV	Kmart Corporation	90,933	12/31/2018	100%
			Retail/Specialty Total	1,251,348		93.4%
			Consolidated Portfolio Grand Total	39,871,887		96.4%
The 2014 net effective annual cash rent for the retail/specialty portfolio as of December 31, 2014 was $4.56 per square foot and the weighted-average remaining lease term was 3.8 years.
The 2014 net effective annual cash rent for the consolidated portfolio as of December 31, 2014 was $7.96 per square foot, excluding land investments, and the weighted-average remaining lease term was 12.1 years.

LEXINGTON NON-CONSOLIDATED PORTFOLIO PROPERTY CHART
As of December 31, 2014
Property Location	City	State	Primary Tenant (Guarantor)	Property Type	Net Rentable Square Feet	Current Lease Term Expiration	Percent Leased
Route 64 W. & Junction 333	Russellville	AR	Entergy Arkansas Inc. / Entergy Services, Inc.	Office	191,950	5/9/2016	100%
607 & 611 Lumsden Professional Ct.	Brandon	FL	BluePearl Holdings, LLC	Office	8,500	10/31/2033	100%
4525 Ulmerton Rd.	Clearwater	FL	BluePearl Holdings, LLC	Office	3,000	10/31/2033	100%
100 Gander Way	Palm Beach Gardens	FL	Gander Mountain Company	Retail	120,000	3/31/2028	100%
455 Abernathy Rd.	Atlanta	GA	BluePearl Holdings, LLC	Office	32,000	10/31/2033	100%
820 Frontage Rd.	Northfield	IL	BluePearl Holdings, LLC	Office	14,000	10/31/2033	100%
201-215 N. Charles St.	Baltimore	MD	201 NC Leasehold LLC	Land	N/A	8/31/2112	100%
29080 Inkster Rd.	Southfield	MI	BluePearl Holdings, LLC	Office	38,000	10/31/2033	100%
4126 Parkcard Rd.	Ann Arbor	MI	BluePearl Holdings, LLC	Office	3,500	10/31/2033	100%
3201 Quail Springs Pkwy.	Oklahoma City	OK	AT&T Corp. / AT&T Services, Inc. / New Cingular Wireless Services, Inc.	Office	128,500	11/30/2015	100%
18839 McKay Blvd.	Humble	TX	Triumph Rehabilitation Hospital of Northeast Houston, LLC (RehabCare Group, Inc.)	Specialty	55,646	1/31/2029	100%
			Total		595,096		100%
The 2014 net effective annual rent for the non-consolidated portfolio as of December 31, 2014 was $18.24 per square foot, excluding land investments, and the weighted-average remaining lease term was 14.9 years.

The following chart sets forth certain information regarding lease expirations for the next ten years in our consolidated portfolio:

Year	Number of Lease Expirations	Square Feet	Annual Rent ($000)	Percentage of Annual Rent
2015	48	1,318,735	$11,921	3.2%
2016	30	3,316,093	20,050	5.3%
2017	19	4,206,287	19,822	5.2%
2018	33	3,705,521	27,483	7.3%
2019	30	3,356,289	32,900	8.7%
2020	19	3,613,544	27,710	7.3%
2021	13	2,792,707	27,215	7.2%
2022	9	1,018,268	12,556	3.3%
2023	8	1,030,582	17,022	4.5%
2024	10	1,810,005	12,881	3.4%

The following chart sets forth the 2014 annual GAAP base rent ($000) based on the credit rating of our consolidated tenants at December 31, 2014(1):

	GAAP Base Rent	Percentage
Investment Grade	$143,997	36.6%
Non-investment Grade	48,706	12.4%
Unrated	200,384	51.0%
	$393,087	100.0%
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

PART II.
Item 5. Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases of Equity Securities

Market Information. Our common shares are listed for trading on the NYSE under the symbol “LXP”. The following table sets forth the high and low sales prices as reported by the NYSE (composite) for our common shares for each of the periods indicated below:

For the Quarters Ended:	High	Low
December 31, 2014	$11.42	$9.74
September 30, 2014	11.37	9.78
June 30, 2014	11.69	10.39
March 31, 2014	11.81	9.94
December 31, 2013	11.98	10.05
September 30, 2013	12.98	11.09
June 30, 2013	13.82	11.08
March 31, 2013	12.19	10.47
The per common share closing price on the NYSE (composite) was $10.98 on February 23, 2015.

Holders. As of February 23, 2015, we had approximately 3,364 common shareholders of record.

Dividends. Since our predecessor's formation in 1993, we have made quarterly distributions without interruption.

The common share dividends paid in each quarter for the last five years are as follows:

Quarters Ended	2014	2013	2012	2011	2010
March 31,	$0.165	$0.15	$0.125	$0.115	$0.10
June 30,	$0.165	$0.15	$0.125	$0.115	$0.10
September 30,	$0.170	$0.15	$0.125	$0.115	$0.10
December 31,	$0.170	$0.15	$0.150	$0.115	$0.10

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

Direct Share Purchase Plan. We maintain a direct share purchase plan, which has two components, (i) a dividend reinvestment component and (ii) a direct share purchase component. Under the dividend reinvestment component, common shareholders and holders of OP units may elect to automatically reinvest their dividends and distributions to purchase our common shares free of commissions and other charges. We currently offer a 5.0% discount on the common shares reinvested under the dividend reinvestment component. Under the direct share purchase component, our current investors and new investors can make optional cash purchases of our common shares. The administrator of the plan, Computershare Trust Company, N.A., purchases common shares for the accounts of the participants under the plan, at our discretion, either directly from us, on the open market or through a combination of those two options. In 2014, 2013 and 2012, we issued approximately 2.6 million, 1.5 million and 1.0 million common shares, respectively, under the plan, raising net proceeds of $25.8 million, $16.5 million and $8.5 million, respectively.

ATM Program. In January 2013, we implemented an ATM program, under which we may, from time to time, sell up to $100.0 million in common shares over the term of the program. During 2013, we issued 3,409,927 common shares under this ATM program at a weighted-average issue price of $10.82 per common share, generating gross proceeds of approximately $36.9 million. We used the proceeds from the ATM program for general working capital, which included investments and to repay indebtedness. During 2014, we did not issue any common shares under the ATM program. As of December 31, 2014, we had approximately $63.1 million in common shares available for issuance under the ATM program.

Equity Compensation Plan Information. The following table sets forth certain information, as of December 31, 2014, with respect to our 2011 Equity-Based Award Plan under which our equity securities are authorized for issuance as compensation.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,350,410	$7.05	4,012,252
Equity compensation plans not approved by security holders	—	—	—
Total	1,350,410	$7.05	4,012,252

Recent Sales of Unregistered Securities.

As previously disclosed, we issued an aggregate 1.9 million common shares upon conversion of $12.8 million original principal amount of our 6.00% Convertible Notes at the then stated conversion rates during 2014.

Share Repurchase Program.

The following table summarizes common shares/OP units that were authorized to be repurchased during the fourth quarter of 2014 pursuant to publicly announced repurchase plans:

Period	Total number of shares/units purchased	Average price paid per share/unit ($)	Total number of shares/units purchased as part of publicly announced plans or programs (1)	Maximum number of shares/units that may yet be purchased under the plans or programs (1)
October 1-31, 2014	—	$—	—	1,056,731
November 1-30, 2014	—	—	—	1,056,731
December 1-31, 2014	—	—	—	1,056,731
Fourth Quarter 2014	—	$—	—	1,056,731
_________________________
(1) Share repurchase plan most recently announced on December 17, 2007, which plan has no expiration date.

Item 6. Selected Financial Data

The following sets forth our selected consolidated financial data as of and for each of the years in the five-year period ended December 31, 2014. The selected consolidated financial data should be read in conjunction with Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” below, and the Consolidated Financial Statements and the related notes set forth in Item 8 “Financial Statements and Supplementary Data”, below. ($000's, except per share data)

	2014	2013	2012	2011	2010
Total gross revenues	$424,372	$361,910	$297,008	$260,034	$252,302
Expenses applicable to revenues	(218,510)	(212,658)	(183,672)	(172,770)	(166,854)
Interest and amortization expense	(97,303)	(85,892)	(84,250)	(90,591)	(100,385)
Income (loss) from continuing operations	47,842	(21,021)	184,173	7,942	(57)
Total discontinued operations	49,621	24,884	465	(97,720)	(37,353)
Net income (loss)	97,463	3,863	184,638	(89,778)	(37,410)
Net income (loss) attributable to Lexington Realty Trust shareholders	93,104	1,630	180,316	(79,584)	(32,960)
Net income (loss) attributable to common shareholders	86,324	(14,089)	156,811	(103,721)	(58,096)
Income (loss) from continuing operations per common share - basic	0.17	(0.18)	0.99	(0.13)	(0.22)
Income (loss) from discontinued operations - basic	0.21	0.11	—	(0.55)	(0.22)
Net income (loss) per common share - basic	0.38	(0.07)	0.99	(0.68)	(0.44)
Income (loss) from continuing operations per common share - diluted	0.17	(0.18)	0.94	(0.13)	(0.22)
Income (loss) from discontinued operations per common share - diluted	0.21	0.11	(0.01)	(0.55)	(0.22)
Net income (loss) per common share - diluted	0.38	(0.07)	0.93	(0.68)	(0.44)
Cash dividends declared per common share	0.675	0.615	0.55	0.47	0.415
Net cash provided by operating activities	214,672	206,304	163,810	180,137	164,751
Net cash used in investing activities	(43,068)	(597,583)	(134,103)	(24,813)	(24,783)
Net cash provided by (used in) financing activities	(57,788)	434,516	(59,394)	(144,257)	(141,189)
Ratio of earnings to combined fixed charges and preferred dividends	1.37	N/A	N/A	N/A	N/A
Real estate assets, net, including real estate - intangible assets	3,287,250	3,425,420	3,165,085	2,746,976	2,977,100
Total assets	3,777,894	3,772,281	3,418,203	3,026,820	3,283,768
Mortgages, notes payable, credit facility and term loans, including discontinued operations	2,095,453	2,055,807	1,878,208	1,662,375	1,778,077
Shareholders' equity	1,485,766	1,515,738	1,306,730	1,111,846	1,228,928
Total equity	1,508,920	1,539,483	1,333,165	1,170,203	1,304,901
Preferred share liquidation preference	96,770	96,770	251,770	322,032	338,760
_________

N/A - Ratio is below 1.0, deficit of $28,929, $20,065, $37,928 and $41,350 exists at December 31, 2013, 2012, 2011 and 2010, respectively.

All years have been adjusted to reflect the impact of operating properties sold during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, which are reflected in discontinued operations in the Consolidated Statements of Operations.

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
As of December 31, 2014, we had equity ownership interests in approximately 215 consolidated real estate properties, located in 40 states and encompassing approximately 39.9 million square feet, approximately 96.4% of which was leased.
Our revenues and cash flows are generated predominantly from property rent receipts. As a result, growth in revenues and cash flows is directly correlated to our ability to (1) acquire income producing real estate assets and (2) re-lease properties that are vacant, or may become vacant, at favorable rental rates.
In an effort to diversify our risk, we invest across the United States in properties leased to tenants in various industries, including service, technology, finance/insurance, transportation/logistics and automotive. However, industry declines, to the extent we have concentration, and general economic declines could negatively impact our results of operations and cash flows.
Portfolio Management. For leases in place at December 31, 2014, we generated approximately 41.2% of our 2014 rental revenue from leases ten years or longer, compared to approximately 30.1% of our 2013 rental revenue for leases in place at December 31, 2013. Our objective is to generate at least half of our rental revenue from leases ten years or longer, which we expect to achieve primarily through capital recycling of assets with shorter-term leases and acquiring new investments with leases longer than ten years.
At December 31, 2014, our rental revenue from single-tenant leases scheduled to expire through 2019 has been reduced to approximately 29.1% compared to approximately 38.5% at December 31, 2013. We believe we no longer have concentrated risk of lease rollover in any one year and we believe our cash flows are stable. In addition, we extended our weighted-average lease term on a cash basis to approximately 12.1 years at December 31, 2014 compared to approximately 11.2 years at December 31, 2013. This was primarily due to our acquisition volume in 2014 and 2013, including the addition of long-term land leases to our portfolio. However, certain of the long-term leases have tenant purchase options.
In recent years, demand for space in the suburban office market has not been as strong as demand for space in the industrial market. We believe this is due to a continuing trend of downsizing of corporate office employment. In addition, industrial assets generally require less capital to maintain and re-lease than office assets. As of December 31, 2014, the ratio of rental revenue from office assets to the rental revenue from industrial assets, each with lease terms shorter than ten years, was approximately 2.7:1. Our objective is to manage this ratio down to approximately 2:1 over the next several years, which we expect to accomplish partly through sales of office assets and growing our portfolio. We expect that our office portfolio will be concentrated in fewer, but larger, markets. Our capital recycling strategy may have a near-term dilutive impact on earnings due to sales of revenue producing properties, but we believe in the long-term this strategy will benefit shareholder value.

Business Strategy. Our current business strategy is focused on enhancing our cash flow growth and stability, growing our portfolio with attractive long-term leased investments and maintaining a strong and flexible balance sheet to allow us to act on opportunities as they arise. See “Business” in Part I, Item 1 of this Annual Report for a detailed description of our current business strategy.
We believe a positive impact continues to result from our business strategy. In 2014, we generated gross disposition proceeds of approximately $325.4 million as a result of our capital recycling efforts. These proceeds were primarily used to fund property investments subject to long-term leases and to reduce secured debt. In 2014, we completed real estate acquisitions/build-to-suit transactions for an aggregate capitalized cost of approximately $212.3 million and reduced our weighted-average interest rate on outstanding consolidated indebtedness by approximately 200 basis points primarily by refinancing higher interest rate debt. Our secured debt decreased to approximately $0.9 billion at December 31, 2014 compared to $1.2 billion at December 31, 2013, which was 19.0% and 23.9% of total gross assets, respectively. We met our objective to lower our secured debt to 20% or less of total gross assets. We also now have fewer near-term debt maturities compared to recent years. We expect to continue to further reduce our secured debt as it matures and acquire new investments primarily without secured debt; however, we may procure credit tenant lease financing and other forms of long-term secured financing in certain situations. We believe our financing strategy will also allow us to further lower our financing costs and improve our cash flow, financial flexibility and certain credit metrics.
We expect our business strategy will enable us to continue to improve our liquidity and strengthen our overall balance sheet. We believe liquidity and a strong balance sheet will allow us to take advantage of attractive investment opportunities as they arise.
Investment Trends. Making investments in income producing single-tenant net-leased real estate assets is one of our primary focuses. The challenge we face is finding investments that will provide an attractive return without compromising our real estate underwriting criteria. We believe we have access to acquisition opportunities due to our relationships with developers, brokers, corporate users and sellers. However, competition for income producing single-tenant net-leased real estate assets is strong. When we acquire real estate assets, we look for commercial real estate assets or land interests subject to a long-term net-lease which have one or more of the following characteristics (1) a credit-worthy tenant, (2) adaptability to a variety of users, including multi-tenant use, (3) an attractive geographic location, and (4) the potential for capital appreciation.
We believe our 2015 investment pipeline is sizable compared to our 2014 investment pipeline and we expect our investment pipeline to grow considerably during 2015. Our acquisition volume consists primarily of purchases from third parties, sale-leaseback transactions, including leased land transactions, and build-to-suit transactions whereby we (1) provide capital to developers who are engaged in build-to-suit transactions and/or commit to purchase the property from developers upon completion or (2) acquire a property subject to a single-tenant net-lease and engage a developer to complete construction of a build-to-suit property as required by the lease. We believe these arrangements offer developers and/or tenants access to capital while simultaneously providing us with attractive risk-adjusted projected yields.
During 2014, we saw continued cap rate compression in the acquisition market as a whole, although we believe that yields for investment opportunities are attractive when compared to our financing costs. We believe that build-to-suit transactions continue to have stabilized yields above those in the purchase market. Build-to-suit transactions, as compared with immediate deliverable acquisitions, result in a delay in the receipt of cash flow and the recognition of funds from operations during the construction period, but provide us with modern buildings subject to long-term leases.
We generally mitigate our cost exposure by requiring purchase agreements, development agreements and/or loan agreements to specify a maximum price and/or loan commitment amount prior to our investment. Cost overruns are generally the responsibility of the developer or, in some cases, the prospective tenant. To further mitigate risk, we believe we perform stringent underwriting procedures such as, among other items, (1) requiring payment and performance bonds and/or completion guarantees from developers and/or contractors; (2) engaging third-party construction consultants and/or engineers to monitor construction progress and quality; (3) only hiring developers with a proven history of performance; (4) requiring developers to provide financial statements and in some cases personal guarantees from principals; (5) obtaining and reviewing detailed plans and construction budgets; (6) requiring a long-term tenant lease to be executed prior to funding; and (7) securing liens on the property to the extent of construction funding.
We believe that the long-term leases with escalating rents we have been adding to our portfolio are strengthening our future cash flows by extending our weighted-average lease term, balancing our lease expiration schedule, reducing the average age of our portfolio and supporting our dividend growth objectives.

The following is a summary of our property acquisitions and build-to-suit transactions for the year ended December 31, 2014:

Property Acquisitions

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Approximate Lease Term (Years)	Date Acquired
Parachute, CO	Office	49	$13.9	19	1Q 2014
Rock Hill, SC	Office	104	$24.7	20	1Q 2014
Lewisburg, TN	Industrial	310	$13.3	12	2Q 2014
New York, NY	Land	—	$30.4	99	4Q 2014
Vineland, NJ	Rehab Hospital	39	$19.1	28	4Q 2014
Anniston, AL	Industrial	267	$20.9	15	4Q 2014
		769	$122.3

Completed Build-to-Suit Transactions

Location	Property Type	Square Feet (000's)	Capitalized Cost(millions)	Lease Term (Years)	Date Acquired	Capitalized Cost Per Square Foot
Rantoul, IL	Industrial	813	$41.3	20	1Q 2014	$50.76
North Las Vegas, NV	Industrial	180	$28.3	20	2Q 2014	$156.74
Bingen, WA	Industrial	125	$20.4	10	2Q 2014	$163.73
		1,118	$90.0

Ongoing Build-to-Suit Transactions
The following is a summary of our ongoing build-to-suit transactions as of December 31, 2014:

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/Estimated Completion Cost (millions)	Estimated Completion Date	GAAP Investment Balance as of 12/31/14 (millions)
Oak Creek, WI	Industrial	164	$22.6	2Q 2015	$11.9
Thomson, GA	Industrial	208	$10.2	2Q 2015	$3.4
Richmond, VA	Office	330	$110.1	3Q 2015	$62.2
Lake Jackson, TX	Office/R&D	664	$166.2	4Q 2016	$28.2
		1,366	$309.1		$105.7
In addition, we have committed to acquire upon their completion the following properties:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Auburn Hills, MI	Office	$40.0	1Q 15	14
Richland, WA	Industrial	$155.0	4Q 15	20
		$195.0

In addition, as of December 31, 2014, a joint venture in which we currently have a 25% interest has an ongoing build-to-suit transaction as follows:

Location	Property Type	Square Feet (000's)	Expected Maximum Commitment/Estimated Completion Cost (millions)	Estimated Completion Date	GAAP Investment Balance as of 12/31/14 (millions)
Houston, TX	Private School	274	$86.5	3Q 2016	$11.8

We may also provide up to $56.7 million in construction financing to the joint venture.

We can provide no assurance with respect to the completion, acquisition, cost or timing of these ongoing build-to-suit and forward purchase transactions.

The following is a summary of our property acquisitions and completed build-to-suit transactions for the year ended December 31, 2013:
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

Loan Investments. We invest in loan assets secured by single-tenant real estate assets, which (1) we feel comfortable owning for our investment should the borrower default for reasons other than an underlying tenant default or (2) are necessary for an efficient disposition of our equity interest in the property. The following is a summary of our outstanding loan investments at December 31, 2014 and 2013:

	Loan carrying value(1) (millions)
Loan	12/31/2014	12/31/2013	Interest Rate	Maturity Date
Norwalk, CT(2)	$—	$28.2	7.50%	11/2014
Homestead, FL(2)	$—	$10.2	7.50%	08/2014
Westmont, IL	$12.2	$12.6	6.45%	10/2015
Southfield, MI	$3.3	$6.6	4.55%	02/2015
Austin, TX	$2.8	$2.4	16.00%	10/2018
Kennewick, WA	$85.3	$37.0	9.00%	05/2022
Other	$2.0	$2.4	8.00%	2021-2022
	$105.6	$99.4

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses.

(2)	Loan satisfied during 2014.
In 2014, we initiated foreclosure proceedings against the borrowers of a loan secured by a property in Westmont, Illinois. We sold this property in 2007 and issued a purchase mortgage to the buyer. Effective November 2013, the tenant of the property terminated its lease and as a result we recognized a loan loss of $13.9 million in 2013 on the outstanding loan receivable. In 2014, we recognized a $2.5 million loan loss on a loan secured by an office property in Southfield, Michigan as the borrower has indicated that it will not satisfy the loan at maturity.
In 2013, we foreclosed on our loan receivable that was secured by an office property in Schaumburg, Illinois. The loan had an outstanding balance of $21.6 million (not including default interest and other penalties), which we believe was less than the then estimated fair value of the property.

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
Our motivation to release vacant space requires us to meet market demands with respect to rental rates, tenant concessions and landlord responsibilities. As a result, the obligations of our property owner subsidiaries on new leases and newly renewed or extended leases generally increase to include, among other items, some form of responsibility for capital repairs and replacements.
During 2014, we entered into 59 new leases and lease extensions encompassing approximately 5.1 million square feet. The average GAAP base rent on these extended leases was approximately $4.39 per square foot compared to the average GAAP base rent on these leases before extension of $4.72 per square foot. The weighted-average cost of tenant improvements and lease commissions during 2014 was approximately $36.67 per square foot for new leases and $1.57 per square foot for extended leases. Due to the nature of the expected lease rollovers in coming years, we expect renewal rents to be lower than expiring rents and aggregate tenant improvement allowances and leasing costs to decrease from their current levels in such years. However, following 2015, we expect the impact of such lower renewal rent to be mitigated by our capital recycling strategy and our long-term leases with annual or periodic rent increases.
We continue to monitor the credit of tenants of properties in which we have an interest by (1) subscribing to rating agency information, so that we can monitor changes in the ratings of our rated tenants, (2) reviewing financial statements that are publicly available or that are required to be delivered to us under the applicable lease, (3) monitoring news reports regarding our tenants and their respective businesses and (4) monitoring the timeliness of rent collections.
During 2014, 2013 and 2012, we conveyed in foreclosure or via a deed-in-lieu of foreclosure certain properties in which we had an interest as we deemed the non-recourse mortgages encumbering the properties were in excess of the value of the property collateral. Our property owner subsidiaries may convey properties to lenders or the property owner subsidiary may declare bankruptcy in the future if there is no or limited recourse to us and a property owner subsidiary is unable to refinance, re-let or sell its vacated property or if a tenant renews at a lower rent or a new tenant pays a lower rent that does not justify a value of the property in excess of the mortgage balance.
Impairment charges. During 2014, 2013 and 2012, we incurred impairment charges on our assets, excluding loan receivables, of $48.6 million, $34.6 million and $10.0 million, respectively, including amounts classified in discontinued operations, due primarily to the assets being sold below their carrying value and a deterioration in economic conditions since the acquisition of such assets. These real estate assets were primarily non-core assets including retail properties, under performing and multi-tenant properties. In addition, in 2014 and 2013, we recognized loan losses of $2.5 million and $13.9 million, respectively, relating to loans receivable secured by vacant or soon-to-be vacant suburban office properties. We cannot estimate if we will incur, or the amount of, future impairment charges on our assets. See Part I, Item 1A “Risk Factors”, of this Annual Report.

Critical Accounting Policies. Our accompanying consolidated financial statements have been prepared in accordance with GAAP, which require our management to make estimates that affect the amounts of revenues, expenses, assets and liabilities reported and related disclosures of contingent assets and liabilities. A summary of our significant accounting policies which are important to the portrayal of our financial condition and results of operations is set forth in note 2 to the Consolidated Financial Statements, which are included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.
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

Revenue Recognition. We recognize lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight line rent if the renewals are not reasonably assured. In those instances in which we fund tenant improvements and the improvements are deemed to be owned by us, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. When we determine that the tenant allowances are lease incentives, we commence revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. Determining if a tenant allowance is a lease incentive requires significant judgment. We recognize lease termination payments as a component of rental revenue in the period received, provided that there are no further obligations under the lease; otherwise the lease termination payment is amortized on a straight-line basis over the remaining obligation period. All above-market lease assets, below-market lease liabilities and deferred rent assets or liabilities for terminated leases are charged against or credited to rental revenue in the period the lease is terminated. All other capitalized lease costs and lease intangibles are accelerated via amortization expense to the date of termination.
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
Accounts Receivable. We continuously monitor collections from our tenants and will make a provision for estimated losses based upon historical experience and any specific tenant collection issues that we have identified.
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

Cash flows from operations as reported in the Consolidated Statements of Cash Flows totaled $214.7 million for 2014, $206.3 million for 2013 and $163.8 million for 2012. Cash flows from operations increased in 2014 and 2013 primarily due to an increase in acquisitions, offset by yield maintenance payments made on debt satisfactions. The underlying drivers that impact working capital and therefore cash flows from operations are the timing of (1) the collection of rents and tenant reimbursements, loan interest payments from borrowers, and advisory fees, and (2) the payment of interest on mortgage debt and operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program.

Net cash used in investing activities totaled $43.1 million in 2014, $597.6 million in 2013 and $134.1 million in 2012. Cash provided by investing activities related primarily to proceeds from the sale of properties and marketable equity securities, collection of loans receivable, distributions from non-consolidated entities in excess of accumulated earnings, proceeds from the sale of interests in non-consolidated entities and changes in deposits and restricted cash. Cash used in investing activities related primarily to investments in real estate properties, co-investment programs, marketable equity securities and loans receivable and an increase in deferred leasing costs, deposits and restricted cash. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by (used in) financing activities totaled $(57.8) million in 2014, $434.5 million in 2013 and $(59.4) million in 2012. Cash provided by financing activities was primarily attributable to net proceeds from the issuance of common shares, contributions from noncontrolling interests and non-recourse mortgage and corporate borrowings. Cash used in financing activities related primarily to dividend and distribution payments, repurchases or redemptions of preferred shares and noncontrolling interests, purchase of a noncontrolling interest, an increase in deferred financing costs and debt payments and repurchases.

Public and Private Equity and Debt Markets. We access the public and private equity and debt markets when we (1) believe conditions are favorable and (2) have a compelling use of proceeds. During 2014, 2013 and 2012, we raised net proceeds of approximately $23.6 million, $434.9 million and $162.7 million, respectively, through the issuance of common shares, including option exercises. During 2014 and 2013, we raised net proceeds of approximately $249.7 million and $247.6 million, respectively, through the issuance of investment-grade rated 4.40% and 4.25% Senior Notes. We primarily used these proceeds to fund investments and retire indebtedness.

During 2007, we issued an aggregate $450.0 million of 5.45% Exchangeable Guaranteed Notes due in 2027. From 2008 through 2012, we repurchased and retired all notes for $358.1 million in cash and 1.6 million common shares having a value at issuance of $23.5 million (or $14.50 per share).

During 2010, we issued $115.0 million aggregate principal amount of 6.00% Convertible Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require us to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the principal of the notes to be repurchased, plus any accrued and unpaid interest. We may not redeem any notes prior to January 2017, except to preserve our REIT status. Thereafter, we may redeem the notes for cash equal to 100% of the principal of the notes to be redeemed, plus any accrued and unpaid interest. As of the date of filing this Annual Report, the notes have a conversion rate of 151.5965 common shares per $1,000 principal amount of the notes, representing a conversion price of approximately $6.60 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in our dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at our election. During 2014, 2013 and 2012, holders of the notes converted an aggregate of $12.8 million, $54.9 million and $31.1 million, respectively, of notes for 1.9 million, 7.9 million and 4.5 million common shares, respectively, and an aggregate cash payment by us of $0.2 million, $3.3 million and $2.4 million, respectively, plus accrued and unpaid interest. As of December 31, 2014, $16.2 million in aggregate principal amount of these notes were outstanding.

During 2013 and 2012, we repurchased and retired the remaining outstanding 8.05% Series B Cumulative Redeemable Preferred Stock, par value $0.0001 per share, which we refer to as Series B Preferred Shares, (approximately 2.7 million) and Series D Preferred Shares (approximately 6.2 million) and approximately 35 thousand Series C Preferred Shares for an aggregate purchase price, including accrued and unpaid dividends, of $226.5 million, which was at a $256 thousand discount to the liquidation preferences of the preferred shares.

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

As of December 31, 2014, there were 3.4 million OP units outstanding which were convertible into 3.9 million common shares assuming we satisfied redemptions entirely with common shares. In recent years, few sellers of real estate have been seeking OP units as a form of consideration.

Property Specific Debt. As of December 31, 2014, our consolidated property owner subsidiaries have related balloon payments of $142.6 million and $129.9 million maturing in 2015 and 2016, respectively. With respect to mortgages encumbering properties where the expected lease rental revenues are sufficient to provide an estimated property value in excess of the mortgage balance, we believe our property owner subsidiaries have sufficient sources of liquidity to meet these obligations through future cash flows from operations, the credit markets and, if determined appropriate by us, a capital contribution from us from either cash on hand ($191.1 million at December 31, 2014) or borrowing capacity on our primary credit facility ($385.4 million as of December 31, 2014, subject to covenant compliance).

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

We expect to primarily use corporate level borrowings to finance our acquisitions and debt maturities. Our objective is to continue to lower our secured debt by retiring mortgages as they mature and unencumber assets so that approximately 65% to 70% of our assets will be unencumbered. We also expect to continue to use property specific, non-recourse mortgages in certain situations as we believe that by properly matching a debt obligation, including the balloon maturity risk, with the terms of a lease, our cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

In 2014 and 2013, we obtained, through consolidated property owner subsidiaries, $27.8 million and $253.5 million, respectively, in non-recourse mortgage loans with interest rates ranging from 2.2% to 4.7% and maturity dates ranging from 2019 to 2027.

Corporate Borrowings. The following Senior Notes were outstanding as of December 31, 2014:

Issue Date	Face Amount (millions)	Interest Rate	Maturity Date	Issue Price
May 2014	$250.0	4.40%	June 2024	99.883%
June 2013	250.0	4.25%	June 2023	99.026%
	$500.0
The Senior Notes are unsecured and pay interest semi-annually in arrears. We may redeem the Senior Notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the Senior Notes being redeemed plus a premium.

We have a $400.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of December 31, 2014). At December 31, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $14.6 million and availability of $385.4 million, subject to covenant compliance.
We also have a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of December 31, 2014). As of December 31, 2014, we have entered into aggregate interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% on the $250.0 million outstanding through February 2018.
In addition, we have a $255.0 million unsecured term loan from Wells Fargo Bank, National Association, as agent. The term loan matures in January 2019 and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of December 31, 2014). We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. We entered into interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% on the $255.0 million of term loan LIBOR-based debt through January 2019.
As of December 31, 2014, we were in compliance with the financial covenants contained in our corporate level debt agreements.
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

During 2007, we issued $200.0 million in Trust Preferred Securities, which bear interest at a fixed rate of 6.804% through April 2017 and thereafter at a variable rate of three month LIBOR plus 170 basis points through maturity. These securities are (1) classified as debt, (2) due in 2037 and (3) currently redeemable by us. As of December 31, 2014 and 2013, there were $129.1 million of these securities outstanding.

While property specific mortgages with favorable terms have become harder to obtain on certain properties, corporate level borrowings have generally been available and we expect this to continue to be the case in the near future.

Co-investment Programs and Joint Ventures. We believe that entering into co-investment programs and joint ventures with institutional investors and other real estate companies is a good way to access private capital while mitigating our risk in certain assets and increasing our return on equity to the extent we earn management or other fees. However, investments in co-investment programs and joint ventures limit our ability to make investment decisions unilaterally relating to the assets and limit our ability to deploy capital. If we continue to grow, we expect to enter into co-investment programs and joint ventures primarily with respect to assets that we ordinarily would not have invested in such as non-core assets. We believe this mitigates our exposure to the risks inherent in non-core assets. In 2014, we entered into a joint venture to construct a private school in Houston, Texas, which will be net leased for a 20-year term upon completion.

Capital Recycling. Part of our strategy to effectively manage our balance sheet involves pursuing and executing well on property dispositions and recycling of capital. During 2014, we disposed of our interests in certain properties for a gross price of $272.4 million. These proceeds were used to retire indebtedness encumbering properties in which we have an interest and make investments. In addition, in 2014 we disposed of our interest in a property via foreclosure in full satisfaction of $9.9 million of related non-recourse mortgage.

As asset values have continued to rise, we have continued to look at opportunities to recycle capital with a focus on capturing the value of our multi-tenant and retail properties and reducing our exposure to the suburban office sector. We will continue to look at capital recycling opportunities as part of the ongoing effort to further transform our portfolio, with a greater emphasis on suburban office dispositions and non-core asset dispositions, in individual or portfolio transactions. We believe capital recycling (1) provides cost effective and timely capital support for our investment activities and (2) allows us to maintain line capacity and cash in advance of what we expect to be a growing investment pipeline.
Liquidity Needs. Our principal liquidity needs are the contractual obligations set forth under the heading “Contractual Obligations,” below, and the payment of dividends to our shareholders and distributions to the holders of OP units.

As of December 31, 2014, we had approximately $2.1 billion of indebtedness, consisting of mortgages and notes payable outstanding, term loans, 4.40% and 4.25% Senior Notes, 6.00% Convertible Notes and Trust Preferred Securities, with a weighted-average interest rate of approximately 4.5%. The ability of a property owner subsidiary to make debt service payments depends upon the rental revenues of its property and its ability to refinance the mortgage related thereto, sell the related property, or access capital from us or other sources. A property owner subsidiary's ability to accomplish such goals will be affected by numerous economic factors affecting the real estate industry, including the risks described under "Risk Factors" in Part I, Item 1A of this Annual Report.

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

We paid approximately $159.5 million in cash dividends to our common and preferred shareholders in 2014. Although our property owner subsidiaries receive the majority of our base rental payments on a monthly basis, we intend to continue paying dividends quarterly. Amounts accumulated in advance of each quarterly distribution are invested by us in short-term money market or other suitable instruments.

Capital Resources

General. Due to the net-lease structure of a majority of our investments, our property owner subsidiaries historically have not incurred significant expenditures in the ordinary course of business to maintain the properties in which we have an interest. As leases expire, we expect our property owner subsidiaries to incur costs in extending the existing tenant leases, re-tenanting the properties with a single-tenant, or converting the property to multi-tenant use. The amounts of these expenditures can vary significantly depending on tenant negotiations, market conditions and rental rates.

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

Multi-Tenant Properties. Primarily as a result of non-renewals at single-tenant net-lease properties, we have interests in multi-tenant properties in our consolidated portfolio. While tenants are generally responsible for increases over base year expenses, our property owner subsidiaries are generally responsible for the base-year expenses and capital expenditures, and are responsible for all expenses related to vacant space at these properties.

Vacant Properties. To the extent there is a vacancy in a property, our property owner subsidiary would be obligated for all operating expenses, including real estate taxes and insurance. If a property is vacant for an extended period of time, our property owner subsidiary may incur substantial capital expenditure costs to re-tenant the property.

Property Expansions. Under certain leases, tenants have the right to expand the facility located on a property in which we have an interest. In the past, our property owner subsidiary has generally funded, and in the future our property owner subsidiary may fund, these property expansions with either additional secured borrowings, the repayment of which was, and will be, funded out of rental increases under the leases covering the expanded properties or capital contributions from us.

Ground Leases. The tenants of properties in which we have an interest generally pay the rental obligations on ground leases either directly to the fee holder or to our property owner subsidiary as increased rent. However, our property owner subsidiaries are responsible for these payments under certain leases without reimbursement and at vacant properties.

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

Results of Operations

Year ended December 31, 2014 compared with December 31, 2013. The increase in total gross revenues in 2014 of $62.5 million was primarily attributable to an increase in rental revenue of $56.8 million and an increase in tenant reimbursements of $6.0 million, due to property acquisitions, offset in part by a decrease in advisory and incentive fees of $0.3 million due to our entering into fewer joint ventures.

New property acquisition revenue of $59.5 million was offset in part by the net impact of lease extensions entered into at rents below previous rental amounts, new leases entered into at rates lower than under previous leases and the increase in vacancy at certain properties.

Depreciation and amortization decreased $3.1 million primarily due to certain assets becoming fully amortized, offset by the acquisition of real estate properties in 2014 and 2013.

The increase in property operating expense of $8.9 million was primarily due to an increase in occupancy and use at certain multi-tenant properties, the acquisition of properties with operating expense obligations, the net impact of management of certain properties being transferred between the tenant and our property owner subsidiary and an increase in acquisition and pursuit costs.

Non-operating income increased $5.6 million primarily due to interest earned on new loans receivable investments.

The increase in interest and amortization expense of $11.4 million was primarily due to greater debt outstanding, offset by a reduction in the weighted-average interest rate on outstanding indebtedness.

The gains on sales of financial assets, net of $0.9 million in 2014 was primarily due to the gain recognized on the sale of an office property classified as a capital lease.

The decrease in debt satisfaction charges, net, of $15.9 million was primarily due to the timing of conversions of our 6.00% Convertible Notes and the timing of mortgage payoffs and related yield maintenance charges.

Impairment charges and loan losses increased by $1.8 million due to an increase of $13.2 million in impairment charges on properties due to the timing of triggering events on properties held and used in operations, principally offset by a decrease in loan losses of $11.4 million. We recognized a loan loss of $2.5 million in 2014 on our loan receivable collateralized by an office property in Southfield, Michigan and a $13.9 million loan loss in 2013 on our loan receivable collateralized by an office building in Westmont, Illinois.

The decrease in the provision for income taxes of $2.1 million primarily relates to the tax incurred on the internal transfer of an industrial property from our taxable REIT subsidiary to the REIT in 2013.

The increase in equity in earnings (losses) of non-consolidated entities of $0.8 million was primarily due to an increase in earnings from various joint ventures.

Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $24.7 million was primarily due to an increase in gains on sales of properties of $33.0 million and a $1.8 million decrease in provision for income taxes, offset in part by an increase in impairment charges of $0.8 million and an increase in debt satisfaction charges, net of $9.2 million.

The increase in net income attributable to noncontrolling interests of $2.1 million was primarily due to an increase in earnings of consolidated, non-wholly owned entities.

The increase in net income attributable to common shareholders of $100.4 million was primarily due to the items discussed above and a reduction in preferred dividends of $8.8 million due to the repurchase of preferred shares in 2013.

The increase in net income or decrease in net loss in future periods will be closely tied to the level of acquisitions made by us. Without acquisitions, the sources of growth in net income are limited to fixed rent adjustments and index adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and variable rate indebtedness and by controlling other variable overhead costs. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates and tenant monetary defaults and the other risks described in this Annual Report.

Year ended December 31, 2013 compared with December 31, 2012. The increase in total gross revenues in 2013 of $64.9 million was primarily attributable to an increase in rental revenue of $63.4 million and an increase in tenant reimbursements of $2.5 million, offset in part by a decrease in advisory and incentive fees of $1.0 million.

The increase in rental revenue was primarily due to (1) 2013 and 2012 property acquisition revenue of $59.8 million, including $25.0 million from NLS properties acquired on September 1, 2012, (2) increased occupancy revenue from the Transmerica Tower in Baltimore, Maryland of $0.7 million and (3) $1.9 million of revenue recognized on our office property in Orlando, Florida due to the commencement of a new lease.

Depreciation and amortization increased $23.0 million primarily due to the acquisition of real estate properties in 2013 and 2012.

The increase in property operating expense of $6.0 million was primarily due to an increase in occupancy at certain multi-tenant properties which had an increase in costs and the acquisition of properties with operating expense obligations.

The increase in general and administrative expense of $4.7 million was primarily due to a $4.5 million increase in personnel costs.

Non-operating income increased $1.6 million primarily due to the investment in new loans receivable in 2013, offset by reduced interest income earned on a loan receivable secured by an office property in Schaumburg, Illinois, which we foreclosed on in 2013.

The increase in interest and amortization expense of $1.6 million was primarily due to greater debt outstanding, offset by(1) a reduction in the weighted-average interest rate on outstanding indebtedness and (2) retirement of debt which had corresponding debt discount amortization.

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

Impairment charges and loan losses increased by $31.3 million due to the timing of triggering events on properties held and used in operations and a $13.9 million loan loss recognized in 2013 on our loan receivable collateralized by an office property in Westmont, Illinois.

The increase in the provision for income taxes of $2.3 million primarily relates to the tax incurred on the internal transfer of an industrial property from our taxable REIT subsidiary to the REIT.

The decrease in equity in earnings (losses) of non-consolidated entities of $21.7 million was primarily due to (1) a $13.3 million decrease in earnings from NLS primarily due to the consolidation of NLS on September 1, 2012, (2) a $7.9 million reduction due to the sale of our interests in Concord Debt Holding LLC and CDH CDO LLC in 2012 and (3) a $0.9 million impairment charge recognized in 2013 on an investment in a non-consolidated entity, offset in part by an increase in earnings from various joint ventures of $0.4 million.

Discontinued operations represent properties sold or held for sale. The increase in net income from discontinued operations of $24.4 million was primarily due to an increase in gains on sales of properties of $11.2 million, an increase in debt satisfaction gains, net of $9.1 million and a $12.9 million decrease in loss from discontinued operations, offset in part by an increase in impairment charges of $7.2 million and a $1.6 million increase in provision for income taxes.

The decrease in net income attributable to noncontrolling interests of $2.1 million was primarily due to a decrease in earnings of consolidated, non-wholly owned entities.

The decrease in net income attributable to common shareholders of $170.9 million was primarily due to the items discussed above and a reduction in preferred dividends of $7.3 million due to the repurchase of preferred shares.

Same-Store Results

Same-store results include all consolidated properties except properties acquired and sold in 2014 and 2013. Our historical same-store occupancy was 96.2% at December 31, 2014 compared to 98.1% at December 31, 2013. The following presents our consolidated same-store net operating income, or NOI, for the years ended December 31, 2014 and 2013 ($000):

	2014	2013
Total base rent	$304,155	$301,273
Tenant reimbursements and other	25,908	24,566
Property operating expenses	(54,822)	(52,105)
Same-store NOI - Cash basis	$275,241	$273,734

The change in our same-store NOI from 2013 to 2014 was an increase of 0.6%. This was primarily due to an increase in base rent and tenant reimbursements, offset by an increase in property operating expenses due to the timing of new tenant leases and the establishment of base years for certain tenants.

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

We present FFO available to common shareholders and unitholders - basic. We also present FFO available to common shareholders and unitholders - diluted on a company-wide basis as if all securities that are convertible, at the holder's option, into our common shares, are converted. We also present Company FFO, which adjusts FFO available to common shareholders and unitholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, FFO available to common shareholders and unitholders - diluted and Company FFO may not be comparable to similarly titled measures as reported by others. FFO available to common shareholders and unitholders - diluted and Company FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Company FFO for each of the years in the three year period ended December 31, 2014 (unaudited and dollars in thousands, except per share amounts):

	2014	2013	2012
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$86,324	$(14,089)	$156,811
Adjustments:
Depreciation and amortization	157,537	175,023	163,890
Impairment charges - real estate, including nonconsolidated joint venture real estate	49,529	35,485	9,969
Noncontrolling interests - OP units	2,990	1,157	1,192
Amortization of leasing commissions	5,932	5,562	4,838
Joint venture and noncontrolling interest adjustment	2,068	2,264	560
Gains on sales of properties, net of tax, including nonconsolidated joint venture real estate	(58,426)	(21,755)	(13,291)
Gain on sale - joint venture investment	—	—	(7,000)
Gain on acquisition	—	—	(167,864)
FFO available to common shareholders and unitholders - basic	245,954	183,647	149,105
Preferred dividends	6,290	11,520	8,407
Interest and amortization on 6.00% Convertible Notes	2,090	3,113	8,953
Amount allocated to participating securities	490	656	1,097
FFO available to common shareholders and unitholders - diluted	254,824	198,936	167,562
Debt satisfaction charges, net	9,764	16,442	9,658
Impairment loss - loan receivable	2,500	13,939	—
Litigation reserve	—	—	2,775
Other/Transaction costs	1,882	795	603
Company FFO available to common shareholders and unitholders - diluted	$268,970	$230,112	$180,598

Per Common Share and Unit Amounts
Basic:
FFO	$1.06	$0.86	$0.91

Diluted:
FFO	$1.05	$0.88	$0.91
Company FFO	$1.11	$1.02	$0.98

Weighted-Average Common Shares
Basic(1)	232,838,280	213,944,169	163,548,132
Diluted	241,967,017	225,444,512	184,616,613
(1) Includes OP Units.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our joint ventures.

Contractual Obligations

The following summarizes our principal contractual obligations as of December 31, 2014 ($000's):(1)

	2015	2016	2017	2018	2019	2020 and Thereafter	Total
Mortgages and notes payable(2)	$173,218	$154,337	$93,469	$42,297	$103,835	$380,838	$947,994
Term loans payable	—	—	—	250,000	255,000	—	505,000
Senior notes payable(3)	—	—	—	—	—	500,000	500,000
Convertible notes payable(4)	—	—	16,228	—	—	—	16,228
Trust preferred securities	—	—	—	—	—	129,120	129,120
Interest payable - fixed rate(5)	88,866	80,529	67,129	55,363	42,878	174,230	508,995
Operating lease obligations(6)	6,398	5,433	6,136	5,889	5,359	45,981	75,196
	$268,482	$240,299	$182,962	$353,549	$407,072	$1,230,169	$2,682,533

1.	Excludes $14.6 million in outstanding letters of credit.

2.	Includes balloon payments and mortgages secured by held for sale properties. $15.0 million due in 2016 is recourse to us.

3.	Amounts exclude aggregate debt discounts of $2.3 million.

4.	Matures in 2030, however holders have the right to redeem the notes on 01/15/17, 01/15/20 and 01/15/25. Amounts exclude debt discount of $0.6 million.

5.	Includes variable-rate debt subject to interest rate swap agreements.

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

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our exposure to market risk relates primarily to our variable rate debt and fixed rate debt. As of December 31, 2014, we had no consolidated variable rate indebtedness not subject to an outstanding interest rate swap agreement. As of December 31, 2013, we had $48.0 million consolidated variable rate indebtedness not subject to an interest rate swap agreement outstanding. During 2014 and 2013, our variable rate indebtedness had a weighted-average interest rate of 1.4% and 2.0%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for 2014 and 2013 would have been increased by approximately $154 thousand and $1.1 million, respectively. As of December 31, 2014 and 2013, our consolidated fixed rate debt was approximately $2.1 billion and $2.0 billion, respectively, which represented 100.0% and 97.7%, respectively, of total long-term indebtedness in each year.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair values were determined using the interest rates that we believe our outstanding fixed rate debt would warrant as of December 31, 2014 and are indicative of the interest rate environment as of December 31, 2014, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed rate debt is $2.1 billion as of December 31, 2014.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We generally enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt. As of December 31, 2014, we have ten interest rate swap agreements in our consolidated portfolio.

Item 8. Financial Statements and Supplementary Data

LEXINGTON REALTY TRUST
AND CONSOLIDATED SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:
We have audited the accompanying consolidated balance sheets of Lexington Realty Trust and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Realty Trust and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lexington Realty Trust’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Trustees and Shareholders
Lexington Realty Trust:

We have audited Lexington Realty Trust’s (the “Company’s”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lexington Realty Trust and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and the related financial statement schedule III, and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

New York, New York
February 26, 2015

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
($000, except share and per share data)
As of December 31,

	2014	2013
Assets:
Real estate, at cost	$3,671,560	$3,812,294
Real estate - intangible assets	705,566	762,157
Investments in real estate under construction	106,238	74,350
	4,483,364	4,648,801
Less: accumulated depreciation and amortization	1,196,114	1,223,381
Real estate, net	3,287,250	3,425,420
Assets held for sale	3,379	—
Cash and cash equivalents	191,077	77,261
Restricted cash	17,379	19,953
Investment in and advances to non-consolidated entities	19,402	18,442
Deferred expenses (net of accumulated amortization of $34,087 in 2014 and $28,587 in 2013)	65,860	66,827
Loans receivable, net	105,635	99,443
Rent receivable - current	6,311	10,087
Rent receivable – deferred	61,372	19,473
Other assets	20,229	35,375
Total assets	$3,777,894	$3,772,281

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$945,216	$1,197,489
Credit facility borrowings	—	48,000
Term loans payable	505,000	406,000
Senior notes payable	497,675	247,707
Convertible notes payable	15,664	27,491
Trust preferred securities	129,120	129,120
Dividends payable	42,864	40,018
Liabilities held for sale	2,843	—
Accounts payable and other liabilities	37,740	39,642
Accrued interest payable	8,301	9,627
Deferred revenue - including below market leases (net of accumulated accretion of $35,239 in 2014 and $40,740 in 2013)	68,215	69,667
Prepaid rent	16,336	18,037
Total liabilities	2,268,974	2,232,798

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares,
Series C Cumulative Convertible Preferred, liquidation preference $96,770 and 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 233,278,037 and 228,663,022 shares issued and outstanding in 2014 and 2013, respectively	23	23
Additional paid-in-capital	2,763,374	2,717,787
Accumulated distributions in excess of net income	(1,372,051)	(1,300,527)
Accumulated other comprehensive income	404	4,439
Total shareholders’ equity	1,485,766	1,515,738
Noncontrolling interests	23,154	23,745
Total equity	1,508,920	1,539,483
Total liabilities and equity	$3,777,894	$3,772,281

The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
($000, except share and per share data)
Years ended December 31,

	2014	2013	2012
Gross revenues:
Rental	$392,480	$335,721	$272,343
Advisory and incentive fees	554	855	1,806
Tenant reimbursements	31,338	25,334	22,859
Total gross revenues	424,372	361,910	297,008
Expense applicable to revenues:
Depreciation and amortization	(154,837)	(157,901)	(134,915)
Property operating	(63,673)	(54,757)	(48,757)
General and administrative	(28,255)	(28,426)	(23,689)
Non-operating income	13,951	8,305	6,736
Interest and amortization expense	(97,303)	(85,892)	(84,250)
Gains on sales of financial assets, net	855	—	—
Debt satisfaction charges, net	(9,452)	(25,347)	(9,452)
Gain on acquisition	—	—	167,864
Litigation reserve	—	—	(2,775)
Impairment charges and loan losses	(37,333)	(35,579)	(4,262)
Income (loss) before provision for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	48,325	(17,687)	163,508
Provision for income taxes	(1,109)	(3,177)	(866)
Equity in earnings (losses) of non-consolidated entities	626	(157)	21,531
Income (loss) from continuing operations	47,842	(21,021)	184,173
Discontinued operations:
Income (loss) from discontinued operations	6,252	6,244	(6,676)
Provision for income taxes	(59)	(1,817)	(237)
Debt satisfaction gains (charges), net	(312)	8,905	(206)
Gains on sales of properties	57,507	24,472	13,291
Impairment charges	(13,767)	(12,920)	(5,707)
Total discontinued operations	49,621	24,884	465
Net income	97,463	3,863	184,638
Less net income attributable to noncontrolling interests	(4,359)	(2,233)	(4,322)
Net income attributable to Lexington Realty Trust shareholders	93,104	1,630	180,316
Dividends attributable to preferred shares – Series B – 8.05% rate	—	—	(2,298)
Dividends attributable to preferred shares – Series C – 6.50% rate	(6,290)	(6,290)	(6,290)
Dividends attributable to preferred shares – Series D – 7.55% rate	—	(3,543)	(11,703)
Allocation to participating securities	(490)	(656)	(1,097)
Deemed dividend – Series B	—	—	(2,346)
Redemption discount – Series C	—	—	229
Deemed dividend – Series D	—	(5,230)	—
Net income (loss) attributable to common shareholders	$86,324	$(14,089)	$156,811
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.17	$(0.18)	$0.99
Income (loss) from discontinued operations	0.21	0.11	—
Net income (loss) attributable to common shareholders	$0.38	$(0.07)	$0.99
Weighted-average common shares outstanding – basic	228,966,253	209,797,238	159,109,424
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.17	$(0.18)	$0.94
Income (loss) from discontinued operations	0.21	0.11	(0.01)
Net income (loss) attributable to common shareholders	$0.38	$(0.07)	$0.93
Weighted-average common shares outstanding – diluted	229,436,708	209,797,238	179,659,826
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$37,652	$(38,506)	$157,974
Income (loss) from discontinued operations	48,672	24,417	(1,163)
Net income (loss) attributable to common shareholders	$86,324	$(14,089)	$156,811
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($000)
Years ended December 31,

	2014	2013	2012
Net income	$97,463	$3,863	$184,638
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	(4,035)	10,663	(8,162)
Other comprehensive income (loss)	(4,035)	10,663	(8,162)
Comprehensive income	93,428	14,526	176,476
Comprehensive income attributable to noncontrolling interests	(4,359)	(2,233)	(4,322)
Comprehensive income attributable to Lexington Realty Trust shareholders	$89,069	$12,293	$172,154
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2013

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2012	$1,333,165	8,135,400	$243,790	178,616,664	$18	$2,212,949	$(1,143,803)	$(6,224)	$26,435
Redemption of noncontrolling OP units for common shares	—	—	—	202,241	—	1,053	—	—	(1,053)
Repurchase of preferred shares	(155,004)	(6,200,000)	(149,774)	—	—	—	(5,230)	—	—
Acquisition of consolidated joint venture partner's equity interest	(8,918)	—	—	—	—	—	(8,918)	—	—
Issuance of common shares upon conversion of Convertible Notes	60,686	—	—	7,944,673	1	60,685	—	—	—
Forfeiture of employee common shares	(20)	—	—	(3,571)	—	(20)	—	—	—
Exercise of employee common share options	2,289	—	—	955,478	—	2,289	—	—	—
Issuance of common shares and deferred compensation amortization, net	440,835	—	—	40,947,537	4	440,831	—	—	—
Dividends/distributions	(148,076)	—	—	—	—	—	(144,206)	—	(3,870)
Net income	3,863	—	—	—	—	—	1,630	—	2,233
Other comprehensive income	10,663	—	—	—	—	—	—	10,663	—
Balance December 31, 2013	$1,539,483	1,935,400	$94,016	228,663,022	$23	$2,717,787	$(1,300,527)	$4,439	$23,745

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
($000 except share amounts)
Year ended December 31, 2014

		Lexington Realty Trust Shareholders
	Total	Number of Preferred Shares	Preferred Shares	Number of Common Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	1,935,400	$94,016	228,663,022	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units for common shares	(1,962)	—	—	29,086	—	(858)	—	—	(1,104)
Issuance of common shares upon conversion of convertible notes	14,347	—	—	1,904,542	—	14,347	—	—	—
Acquisition of consolidated joint venture partner's equity interest	(2,100)	—	—	—	—	—	(2,262)	—	162
Exercise of employee common share options	597	—	—	303,852	—	597	—	—	—
Forfeiture of employee common shares	(57)	—	—	(13,658)	—	(57)	—	—	—
Issuance of common shares and deferred compensation amortization, net	31,558	—	—	2,391,193	—	31,558	—	—	—
Dividends/distributions	(166,374)	—	—	—	—	—	(162,366)	—	(4,008)
Net income	97,463	—	—	—	—	—	93,104	—	4,359
Other comprehensive loss	(4,035)	—	—	—	—	—	—	(4,035)	—
Balance December 31, 2014	$1,508,920	1,935,400	$94,016	233,278,037	$23	$2,763,374	$(1,372,051)	$404	$23,154

The accompanying notes are an integral part of the consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
($000)
Years ended December 31,

	2014	2013	2012
Cash flows from operating activities:
Net income	$97,463	$3,863	$184,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	167,289	183,833	171,969
Gain on acquisition	—	—	(167,864)
Gains on sales of properties	(57,507)	(24,472)	(13,291)
Gains on sales of financial assets, net	(855)	—	—
Debt satisfaction charges, net	2,859	3,989	8,062
Impairment charges and loan losses	51,100	48,499	9,969
Straight-line rents	(46,254)	(23,538)	(7,372)
Other non-cash (income) expense, net	(390)	5,248	(1,139)
Equity in (earnings) losses of non-consolidated entities	(626)	157	(21,531)
Distributions of accumulated earnings from non-consolidated entities, net	1,381	918	7,498
Deferred taxes, net	124	752	(186)
Increase (decrease) in accounts payable and other liabilities	(3,716)	6,223	(598)
Change in rent receivable and prepaid rent, net	(617)	4,420	(1,325)
Decrease in accrued interest payable	(963)	(1,058)	(2,473)
Other adjustments, net	5,384	(2,530)	(2,547)
Net cash provided by operating activities:	214,672	206,304	163,810
Cash flows from investing activities:
Investment in real estate, including intangible assets	(122,395)	(447,571)	(98,083)
Investment in real estate under construction	(131,153)	(106,009)	(113,262)
Capital expenditures	(17,681)	(48,822)	(49,952)
Acquisition of remaining interest in NLS, net of cash acquired of $8,107	—	—	(1,331)
Net proceeds from sale of properties	237,866	75,519	155,240
Principal payments received on loans receivable	44,661	2,056	6,841
Investment in loans receivable	(43,555)	(60,727)	(11,470)
Investments in and advances to non-consolidated entities, net	(2,948)	(8,193)	(20,172)
Proceeds from sale of interest in non-consolidated entity	—	—	7,000
Distributions from non-consolidated entities in excess of accumulated earnings	1,314	15,603	351
Increase in deferred leasing costs	(10,484)	(12,060)	(14,826)
Proceeds from the sale of marketable equity securities	725	—	—
Investment in marketable equity securities	(689)	—	—
Change in escrow deposits and restricted cash	916	(7,141)	5,710
Change in real estate deposits	355	(238)	(149)
Net cash used in investing activities	(43,068)	(597,583)	(134,103)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(159,520)	(135,539)	(103,295)
Repurchase of exchangeable notes	—	—	(62,150)
Proceeds from senior notes	249,708	247,565	—
Conversion of convertible notes	(233)	(3,270)	(2,427)
Principal amortization payments	(35,206)	(34,446)	(31,252)
Principal payments on debt, excluding normal amortization	(202,262)	(347,122)	(288,094)
Change in revolving credit facility borrowing, net	(48,000)	48,000	—
Increase in deferred financing costs	(4,558)	(12,307)	(6,431)
Proceeds of mortgages and notes payable	27,790	253,500	121,000
Proceeds from term loans	99,000	151,000	255,000
Contributions from noncontrolling interests	—	—	889
Cash distributions to noncontrolling interests	(4,008)	(3,870)	(35,381)
Purchase of a noncontrolling interest	(2,100)	(8,918)	—
Repurchase of preferred shares	—	(155,004)	(70,000)
Redemption of noncontrolling interests	(1,962)	—	—
Issuance of common shares, net	23,563	434,927	162,747
Net cash provided by (used in) financing activities	(57,788)	434,516	(59,394)
Change in cash and cash equivalents	113,816	43,237	(29,687)
Cash and cash equivalents, at beginning of year	77,261	34,024	63,711
Cash and cash equivalents, at end of year	$191,077	$77,261	$34,024
The accompanying notes are an integral part of these consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(1)     The Company

Lexington Realty Trust (together with its consolidated subsidiaries, except when the context only applies to the parent entity, the “Company”) is a self-managed and self-administered Maryland statutory real estate investment trust (“REIT”) that owns a diversified portfolio of equity and debt investments in single-tenant properties and land. A majority of the real properties in which the Company has an interest and all land interests are generally subject to net leases or similar leases where the tenant pays all or substantially all of the cost, including cost increases, for real estate taxes, insurance, utilities and ordinary maintenance of the property. However, certain leases provide that the landlord is responsible for certain operating expenses. The Company also provides investment advisory and asset management services to investors in the single-tenant area.
As of December 31, 2014, the Company had equity ownership interests in approximately 215 consolidated properties located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries including service, technology, finance/insurance, transportation/logistics and automotive.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) Lexington Realty Advisors, Inc. (“LRA”), a wholly-owned TRS, and (4) investments in joint ventures. On December 30, 2013, another operating partnership, Lepercq Corporate Income Fund II L.P. (“LCIF II”) , was merged with and into LCIF, with LCIF as the surviving entity. References to “OP Units” refer to units of limited partner interests in LCIF or LCIF II, as applicable. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an interest and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities.
The assets and credit of a property owner subsidiary or a lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary or lender subsidiary or any other affiliate.

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
At December 31, 2014 and 2013, the Company held variable interests in certain non-consolidated VIEs; however, the Company was not the primary beneficiary of these VIEs as the Company does not have a controlling financial interest in the entities. The Company has certain acquisition commitments and/ or acquisition, development and construction arrangements with VIEs. The Company is obligated to fund certain amounts as discussed in note 4.

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
Revenue Recognition. The Company recognizes lease revenue on a straight-line basis over the term of the lease unless another systematic and rational basis is more representative of the time pattern in which the use benefit is derived from the leased property. Revenue is recognized on a contractual basis for leases with escalations tied to a consumer price index with no floor. Renewal options in leases with rental terms that are lower than those in the primary term are excluded from the calculation of straight-line rent if the renewals are not reasonably assured. If the Company funds tenant improvements and the improvements are deemed to be owned by the Company, revenue recognition will commence when the improvements are substantially completed and possession or control of the space is turned over to the tenant. If the Company determines that the tenant allowances are lease incentives, the Company commences revenue recognition when possession or control of the space is turned over to the tenant for tenant work to begin. The lease incentive is recorded as a deferred expense and amortized as a reduction of revenue on a straight-line basis over the respective lease term. The Company recognizes lease termination fees as rental revenue in the period received and writes off unamortized lease-related intangible and other lease-related account balances, provided there are no further Company obligations under the lease. Otherwise, such fees and balances are recognized on a straight-line basis over the remaining obligation period with the termination payments being recorded as a component of rent receivable-deferred or deferred revenue on the Consolidated Balance Sheets.
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

Accounts Receivable. The Company continuously monitors collections from tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that the Company has identified. As of December 31, 2014 and 2013, the Company's allowance for doubtful accounts was not significant.

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

Properties Held For Sale. Assets and liabilities of properties that meet various held for sale criteria, including whether it is probable that a sale will occur within 12 months, are presented separately in the Consolidated Balance Sheets. The operating results of these properties are reflected as discontinued operations in the Consolidated Statements of Operations. Properties classified as held for sale are carried at the lower of net carrying value or estimated fair value less costs to sell and depreciation and amortization are no longer recognized. Properties that do not meet the held for sale criteria are accounted for as operating properties.

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

Upon entering into hedging transactions, the Company documents the relationship between the interest rate swap agreement and the hedged item. The Company also documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities. The Company assesses, both at inception of a hedge and on an ongoing basis, whether or not the hedge is highly effective. The Company will discontinue hedge accounting on a prospective basis with changes in the estimated fair value reflected in earnings when (1) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions), (2) it is no longer probable that the forecasted transaction will occur or (3) it is determined that designating the derivative as an interest rate swap is no longer appropriate. The Company does and may continue to utilize interest rate swap and cap agreements to manage interest rate risk, but does not anticipate entering into derivative transactions for speculative trading purposes.
Stock Compensation. The Company maintains an equity participation plan. Non-vested share grants generally vest either based upon (1) time, (2) performance and/or (3) market conditions. Options granted under the plan in 2010 vest over a five-year period and expire ten years from the date of grant. Options granted under the plan in 2008 vested upon attainment of certain market performance measures and expire ten years from the date of grant. All share-based payments to employees, including grants of employee stock options, are recognized in the Consolidated Statements of Operations based on their fair values.
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

Environmental Matters. Under various federal, state and local environmental laws, statutes, ordinances, rules and regulations, an owner of real property may be liable for the costs of removal or remediation of certain hazardous or toxic substances at, on, in or under such property as well as certain other potential costs relating to hazardous or toxic substances. These liabilities may include government fines, penalties and damages for injuries to persons and adjacent property. Such laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence or disposal of such substances. Although most of the tenants of properties in which the Company has an interest are primarily responsible for any environmental damage and claims related to the leased premises, in the event of the bankruptcy or inability of the tenant of such premises to satisfy any obligations with respect to such environmental liability, or if the tenant is not responsible, the Company's property owner subsidiary may be required to satisfy any such obligations, should they exist. In addition, the property owner subsidiary, as the owner of such a property, may be held directly liable for any such damages or claims irrespective of the provisions of any lease. As of December 31, 2014, the Company was not aware of any environmental matter relating to any of its investments that would have a material impact on the consolidated financial statements.

Segment Reporting. The Company operates generally in one industry segment, single-tenant real estate assets.

Reclassifications. Certain amounts included in prior years' financial statements have been reclassified to conform to the current year presentation, including certain statement of operations captions including activities for properties sold during 2014, which are presented as discontinued operations.

Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The new guidance is effective in the first quarter of 2015. It is anticipated that the implementation of this guidance will reduce the number of future property dispositions the Company makes, if any, that will be classified as discontinued operations in the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2016. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis,” which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016 and early adoption is allowed. The Company is currently evaluating the impact of the adoption of this new guidance on its consolidated financial statements.

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
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for each of the years in the three-year period ended December 31, 2014:

	2014	2013	2012
BASIC
Income (loss) from continuing operations attributable to common shareholders	$37,652	$(38,506)	$157,974
Income (loss) from discontinued operations attributable to common shareholders	48,672	24,417	(1,163)
Net income (loss) attributable to common shareholders	$86,324	$(14,089)	$156,811
Weighted-average number of common shares outstanding	228,966,253	209,797,238	159,109,424
Income (loss) per common share:
Income (loss) from continuing operations	$0.17	$(0.18)	$0.99
Income (loss) from discontinued operations	0.21	0.11	—
Net income (loss) attributable to common shareholders	$0.38	$(0.07)	$0.99

	2014	2013	2012
DILUTED:
Income (loss) from continuing operations attributable to common shareholders	$37,652	$(38,506)	$157,974
Impact of assumed conversions:
Share Options	—	—	—
Operating Partnership Units	—	—	1,490
6.00% Convertible Guaranteed Notes	—	—	8,953
Income (loss) from continuing operations attributable to common shareholders	37,652	(38,506)	168,417
Income (loss) from discontinued operations attributable to common shareholders	48,672	24,417	(1,163)
Impact of assumed conversions:
Operating Partnership Units	—	—	(297)
Income (loss) from discontinued operations attributable to common shareholders	48,672	24,417	(1,460)
Net income (loss) attributable to common shareholders	$86,324	$(14,089)	$166,957

Weighted-average common shares outstanding - basic	228,966,253	209,797,238	159,109,424
Effect of dilutive securities:
Share Options	470,455	—	306,449
Operating Partnership Units	—	—	4,438,708
6.00% Convertible Guaranteed Notes	—	—	15,805,245
Weighted-average common shares outstanding	229,436,708	209,797,238	179,659,826

Income (loss) per common share:
Income (loss) from continuing operations	$0.17	$(0.18)	$0.94
Income (loss) from discontinued operations	0.21	0.11	(0.01)
Net income (loss) attributable to common shareholders	$0.38	$(0.07)	$0.93

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

(4)	Investments in Real Estate and Real Estate Under Construction

The Company's real estate, net, consists of the following at December 31, 2014 and 2013:

	2014	2013
Real estate, at cost:
Buildings and building improvements	$2,895,585	$3,008,709
Land, land estates and land improvements	755,168	793,418
Fixtures and equipment	5,861	5,861
Construction in progress	14,946	4,306
Real estate intangibles:
In-place lease values	473,377	486,743
Tenant relationships	133,796	172,640
Above-market leases	98,393	102,774
Investments in real estate under construction	106,238	74,350
	4,483,364	4,648,801
Accumulated depreciation and amortization(1)	(1,196,114)	(1,223,381)
Real estate, net	$3,287,250	$3,425,420

(1)
Includes accumulated amortization of real estate intangible assets of $400,628 and $447,764 in 2014 and 2013, respectively. The estimated amortization of the above real estate intangible assets for the next five years is $35,894 in 2015, $30,221 in 2016, $26,905 in 2017, $23,179 in 2018 and $18,014 in 2019.

The Company had below-market leases, net of accumulated accretion, which are included in deferred revenue, of $54,414 and $59,781, respectively as of December 31, 2014 and 2013. The estimated accretion for the next five years is $4,383 in 2015, $3,312 in 2016, $2,918 in 2017, $2,911 in 2018 and $2,603 in 2019.
The Company completed the following acquisitions and build-to-suit transactions during 2014 and 2013:
2014:

							Real Estate Intangible
Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value
Industrial	Rantoul, IL	January 2014	$41,277	10/2033	$1,304	$32,562	$7,411
Office	Parachute, CO	January 2014	$13,928	10/2032	$1,400	$10,751	$1,777
Office	Rock Hill, SC	March 2014	$24,715	03/2034	$1,601	$18,989	$4,125
Industrial	Lewisburg, TN	May 2014	$13,320	03/2026	$173	$10,865	$2,282
Industrial	North Las Vegas, NV	May 2014	$28,249	09/2034	$3,244	$21,444	$3,561
Industrial	Bingen, WA	May 2014	$20,391	05/2024	$—	$18,075	$2,316
Land	New York, NY	October 2014	$30,426	10/2113	$22,000	$—	$8,426
Rehab Hospital	Vineland, NJ	October 2014	$19,100	02/2043	$2,698	$12,790	$3,612
Industrial	Anniston, AL	December 2014	$20,907	11/2029	$1,201	$16,771	$2,935
			$212,313		$33,621	$142,247	$36,445

Weighted-average life of intangible assets (years)							37.5

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

The Company recognized aggregate acquisition and pursuit expenses of $1,901 and $1,349 in 2014 and 2013, respectively, which are included in property operating expenses within the Company's Consolidated Statements of Operations.

The Company is engaged in various forms of build-to-suit development activities. The Company may enter into the following acquisition, development and construction arrangements: (1) lend funds to construct build-to-suit projects subject to a single-tenant lease and agree to purchase the properties upon completion of construction and commencement of a single-tenant lease, (2) hire developers to construct built-to-suit projects on owned properties leased to single tenants, (3) fund the construction of build-to-suit projects on owned properties pursuant to the terms in single-tenant lease agreements or (4) enter into purchase and sale agreements with developers to acquire single-tenant build-to-suit properties upon completion.
As of December 31, 2014, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion Date
Oak Creek, WI	Industrial	164,000	$22,609	20	2Q 15
Thomson, GA	Industrial	208,000	$10,245	15	2Q 15
Richmond, VA	Office	330,000	$110,137	15	3Q 15
Lake Jackson, TX	Office/R&D	664,000	$166,164	20	4Q 16
		1,366,000	$309,155

The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of December 31, 2014 and 2013, the Company's aggregate investment in development arrangements was $106,238 and $74,350, respectively, which includes $2,828 and $1,472 of interest capitalized, respectively, and is presented as investments in real estate under construction in the accompanying Consolidated Balance Sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

On September 1, 2012, the Company, together with an operating partnership subsidiary, acquired the remaining common equity interest in Net Lease Strategic Assets Fund L.P. (“NLS”) from Inland American (Net Lease) Sub, LLC that the Company did not already own for a cash payment of $9,438 and the assumption of all outstanding liabilities. The Company recognized a gain on the transaction in the Consolidated Statement of Operations of $167,864 primarily related to the revaluation of the Company's equity interest in NLS for the difference between its carrying value in NLS and the fair value of its ownership interest at acquisition.

(5)	Sales of Real Estate and Discontinued Operations

For the years ended December 31, 2014, 2013 and 2012, the Company disposed of its interests in certain properties (excluding Greenville, South Carolina in 2014, see note 7, and Pemlex LLC in 2012, see note 9) generating aggregate net proceeds of $226,375, $75,519 and $142,022, respectively, which resulted in gains on sales of $57,507, $24,472 and $13,291, respectively. For the years ended December 31, 2014, 2013 and 2012, the Company recognized net debt satisfaction gains (charges) relating to these properties of $(312), $8,905 and $(206), respectively. These gains (charges) are included in discontinued operations.

At December 31, 2014, the Company had one property classified as held for sale and no properties were classified as held for sale at December 31, 2013.

The following presents the operating results for the properties sold and held for sale during the years ended December 31, 2014, 2013 and 2012:

	Year Ending December 31,
	2014	2013	2012
Total gross revenues	$20,250	$44,108	$55,763
Pre-tax net income, including gains on sales	$49,680	$26,701	$702

(6)	Impairment of Real Estate Investments

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

During 2014, 2013 and 2012, the Company recognized aggregate impairment charges of $34,833, $21,640 and $4,262, respectively, on real estate assets classified in continuing operations. The Company has explored the possible disposition of some non-core properties, including retail, underperforming and multi-tenant properties and determined that the expected undiscounted cash flows based upon revised estimated holding periods of certain of these properties were below the current carrying values. Accordingly, the Company reduced the carrying value of these properties to their estimated fair values. Properties impaired during 2014 and 2013 have an aggregate carrying value of $37,750 and are encumbered by an aggregate $61,763 of non-recourse mortgage debt as of December 31, 2014.

During 2014, 2013 and 2012, the Company recognized $13,767, $12,920 and $5,707, respectively, of impairment charges in discontinued operations, relating to real estate assets that were ultimately disposed of below their carrying value.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(7)	Loans Receivable

As of December 31, 2014 and 2013, the Company's loans receivable, including accrued interest and net of origination fees and loan loss reserves are comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of December 31, 2014 and 2013:

	Loan carrying value(1)
Loan	12/31/2014	12/31/2013	Interest Rate	Maturity Date
Norwalk, CT(2)	$—	$28,186	7.50%	11/2014
Homestead, FL(2)	—	10,239	7.50%	08/2014
Westmont, IL(3)	12,152	12,610	6.45%	10/2015
Southfield, MI(4)	3,296	6,610	4.55%	02/2015
Austin, TX	2,800	2,389	16.00%	10/2018
Kennewick, WA	85,254	37,030	9.00%	05/2022
Other	2,133	2,379	8.00%	2021-2022
	$105,635	$99,443

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses.

(2)	Loan satisfied during 2014.

(3)
Borrowers are in default and the Company commenced foreclosure proceedings. Tenant at office property collateral terminated its lease. The Company recognized a loan loss of $13,939 during 2013. During 2014 and 2013, the Company recognized $1,284 and $1,737, respectively, of interest income relating to the impaired loan and the loan had an average recorded investment value of $12,812 and $25,562 during 2014 and 2013, respectively. At December 31, 2014, the impaired loan receivable had a contractual unpaid balance of $26,786.

(4)
The Company recorded a $2,500 loan loss in 2014 as the Company determined it was probable that it would not collect the amount owed at maturity. During 2014, the Company recognized $468 of interest income relating to the impaired loan and the loan had an average recorded investment of $6,001 during 2014. At December 31, 2014, the impaired loan receivable had a contractual unpaid balance of $5,810.

The Company had a loan secured by a property in Schaumburg, Illinois. The borrower defaulted on the loan. The Company did not record interest of $2,939 and $2,647 in 2013 and 2012, respectively, representing the interest earned since default. In 2013, the Company foreclosed on the borrower and acquired the office property collateral, which is net leased through December 2022.

The Company had two types of financing receivables: loans receivable and a capitalized financing lease. The Company determined that its financing receivables operated within one portfolio segment as they were both within the same industry and use the same impairment methodology. The Company's loans receivable are secured by commercial real estate assets and the capitalized financing lease, for a commercial office property located in Greenville, South Carolina, was sold in December 2014 for net proceeds of $11,491. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.

The Company's financing receivables operate within one class of financing receivables as these assets are collateralized by commercial real estate and similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of December 31, 2014, the financing receivables were performing as anticipated other than as discussed above and there were no other significant delinquent amounts outstanding.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(8)	Fair Value Measurements

The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring basis as of December 31, 2014 and 2013 and non-recurring basis during the year ended December 31, 2014 and 2013, aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements Using
Description	2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,153	$—	$1,153	$—
Impaired real estate assets*	$25,679	$—	$—	$25,679
Impaired loan receivable*	$3,296	$—	$—	$3,296
Interest rate swap liabilities	$(749)	$—	$(749)	$—
*Represents a non-recurring fair value measurement.

		Fair Value Measurements Using
Description	2013	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$4,439	$—	$4,439	$—
Impaired real estate assets*	$12,549	$—	$—	$12,549
Impaired loan receivable*	$12,610	$—	$—	$12,610
Impaired investments in and advances to non-consolidated entities*	$683	$—	$—	$683
*Represents a non-recurring fair value measurement.

The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of December 31, 2014 and 2013:

	As of December 31, 2014		As of December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$105,635	$105,061	$99,443	$95,734

Liabilities
Debt (Level 3)	$2,092,675	$2,091,364	$2,055,807	$2,028,558

The majority of the inputs used to value the Company's interest rate swap asset (liability) fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swap liability utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of December 31, 2014 and 2013, the Company determined that the credit valuation adjustment relative to the overall interest rate swap asset (liability) is not significant. As a result, the entire interest rate swap asset (liability) has been classified in Level 2 of the fair value hierarchy.

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

(9)	Investment in and Advances to Non-Consolidated Entities
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. The Company currently has a 25% interest in the joint venture. The anticipated total construction cost is $86,491. The Company may provide construction financing up to $56,686. Upon completion, the property will be net leased for a 20-year term.

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

Other. During 2014 and 2013, the Company recognized other-than-temporary impairment charges on a non-consolidated joint venture due to changes in the Company's estimate of net proceeds to be received upon liquidation of the joint venture. Accordingly, the Company recognized $930 and $925, respectively, in impairment charges in equity in earnings (losses) of non-consolidated entities. The underlying property was sold in October 2014 and the Company recognized a gain of $87 in equity in earnings (losses) of non-consolidated entities.

The Company's remaining equity method investments consist of interests in five partnerships with ownership percentages ranging between 27% and 40%, which own primarily net-leased properties. All profits, losses and cash flows are distributed in accordance with the respective partnership agreements. One partnership is encumbered by $13,757 in mortgage debt (the Company's proportionate share is $5,503) with an interest rate of 5.2% and a maturity date of May 2015.

LRA earns advisory fees from certain of these non-consolidated entities for services related to acquisitions, asset management and debt placement. Advisory fees earned from these non-consolidated investments, including NLS, were $417, $512 and $875 for the years ended December 31, 2014, 2013 and 2012, respectively.

(10)	Mortgages and Notes Payable
The Company had outstanding mortgages and notes payable of $945,216 and $1,197,489 as of December 31, 2014 and 2013, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 8.5% at December 31, 2014 and the mortgages and notes payable mature between 2014 and 2027. Interest rates, including imputed rates, ranged from 3.6% to 8.5% at December 31, 2013. The weighted-average interest rate at December 31, 2014 and 2013 was approximately 5.2% and 5.3%, respectively.

The Company has a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of December 31, 2014). At December 31, 2014, the unsecured revolving credit facility had no amounts outstanding, outstanding letters of credit of $14,644 and availability of $385,356, subject to covenant compliance.
The Company also has a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of December 31, 2014). The Company entered into interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
In addition, the Company also has a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of December 31, 2014). The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. The Company entered into interest rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The unsecured revolving credit facility and the unsecured term loans are subject to financial covenants, which the Company was in compliance with at December 31, 2014.
The Company had $25,000 and $35,551 secured term loans with KeyBank, which were satisfied in January 2012 and the Company recognized debt satisfaction charges of $1,578 as a result of the satisfaction.
Included in the Consolidated Statements of Operations, the Company recognized debt satisfaction gains (charges), net, excluding discontinued operations, of $(7,016), $(11,811) and $12 for the years ended December 31, 2014, 2013 and 2012, respectively, due to the satisfaction of mortgages and notes payable other than those disclosed elsewhere in these financial statements. In addition, the Company capitalized $3,441, $2,397 and $3,062 in interest, including discontinued operations, for the years ended 2014, 2013 and 2012, respectively.

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
Scheduled principal and balloon payments for mortgages, notes payable, credit facility borrowings and term loans for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$170,440
2016	154,337
2017	93,469
2018	292,297
2019	358,835
Thereafter	380,838
$1,450,216

(11)	Senior Notes, Convertible Notes, Exchangeable Notes and Trust Preferred Securities
The Company had the following Senior Notes outstanding as of December 31, 2014:

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
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. As of the date of filing this Annual Report, the notes have a conversion rate of 151.5965 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.60 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During 2014, 2013 and 2012, $12,763, $54,905 and $31,104 aggregate principal amount of the notes were converted for 1,904,542, 7,944,673 and 4,487,060 common shares and an aggregate cash payment of $233, $3,270 and $2,427 plus accrued and unpaid interest, respectively. The Company recognized aggregate debt satisfaction charges of $2,436, $13,536 and $7,842, during 2014, 2013 and 2012, respectively, relating to the conversions.

In 2013, the Company obtained the release of all guarantees, other than the Company's operating partnership, under the indentures for the 4.25% Senior Notes and the 6.00% Convertible Guaranteed Notes, the term loan agreements and the unsecured revolving credit facility.

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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes and the 5.45% Exchangeable Guaranteed Notes.

	6.00% Convertible Guaranteed Notes
Balance Sheets:	December 31, 2014	December 31, 2013
Principal amount of debt component	$16,228	$28,991
Unamortized discount	(564)	(1,500)
Carrying amount of debt component	$15,664	$27,491
Carrying amount of equity component	$(33,160)	$(26,032)
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$10,432	$14,296

Statements of Operations:	2014	2013	2012
6.00% Convertible Guaranteed Notes
Coupon interest	$1,545	$2,296	$6,634
Discount amortization	438	658	1,868
	$1,983	$2,954	$8,502
5.45% Exchangeable Guaranteed Notes
Coupon interest	$—	$—	$188
Discount amortization	—	—	34
	$—	$—	$222

During 2007, the Company issued $200,000 original principal amount of Trust Preferred Securities. The Trust Preferred Securities, which are classified as debt, are due in 2037, were open for redemption at the Company's option commencing April 2012 and bear interest at a fixed rate of 6.804% through April 2017 and thereafter, at a variable rate of three month LIBOR plus 170 basis points through maturity. As of December 31, 2014 and 2013, there was $129,120 original principal amount of Trust Preferred Securities outstanding.

Scheduled principal payments for these debt instruments for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$—
2016	—
2017(1)	16,228
2018	—
2019	—
Thereafter	629,120
645,348
Debt discounts	(2,889)
$642,459

(1)	Although the 6.00% Convertible Guaranteed Notes mature in 2030, the notes can be put to the Company in 2017.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

(12)	Derivatives and Hedging Activities

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

The Company has designated the interest rate swap agreements with its counterparties as cash flow hedges of the risk of variability attributable to changes in the LIBOR swap rates on $505,000 of LIBOR-indexed variable-rate secured term loans. Accordingly, changes in the fair value of the swaps are recorded in other comprehensive income (loss) and reclassified to earnings as interest becomes receivable or payable. In 2012, the Company settled the 2008 interest rate swap agreement with KeyBank for $3,539. The Company had a credit balance of $1,837 in accumulated other comprehensive income at the settlement date which was amortized into earnings on a straight-line basis through February 2013.

Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the aggregate $505,000 term loans. During the next 12 months, the Company estimates that an additional $4,737 will be reclassified as an increase to interest expense if the swaps remain outstanding.

As of December 31, 2014, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the Consolidated Balance Sheets as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest Rate Swap Asset	Other Assets	$1,153	Other Assets	$4,439
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(749)

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The tables below present the effect of the Company's derivative financial instruments on the Consolidated Statements of Operations for 2014 and 2013:

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion) December 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) December 31,
Hedging Relationships	2014	2013		2014	2013
Interest Rate Swap	$(9,560)	$7,559	Interest expense	$5,525	$3,104

The Company's agreements with the swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of December 31, 2014, the Company had not posted any collateral related to the agreements.

(13)     Leases
Lessor:
Minimum future rental receipts under the non-cancelable portion of tenant leases, assuming no new or re-negotiated leases, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$341,950
2016	327,046
2017	300,418
2018	275,572
2019	248,604
Thereafter	6,203,163
$7,696,753
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

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

Minimum future rental payments under non-cancelable leasehold interests, excluding leases held through industrial revenue bonds and lease payments in the future that are based upon fair market value, for the next five years and thereafter are as follows:

Year ending December 31,	Total
2015	$5,137
2016	4,927
2017	4,880
2018	4,664
2019	4,134
Thereafter	37,963
$61,705
Rent expense for the leasehold interests, including discontinued operations, was $919, $1,284 and $1,198 in 2014, 2013 and 2012, respectively.
The Company leases its corporate headquarters. The lease expires March 2026. The Company is responsible for its proportionate share of operating expenses and real estate taxes above a base year. As an incentive to enter the lease, the Company received a payment of $845 which it is amortizing as a reduction of rent expense. In addition, the Company leases office space for its regional offices. The minimum lease payments for the Company's offices are $1,261 for 2015, $506 for 2016, $1,256 for 2017, $1,224 for 2018 and $1,224 for 2019 and $8,019 thereafter. Rent expense for 2014, 2013 and 2012 was $1,356, $1,338 and $1,029, respectively.

(14)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the years ended December 31, 2014, 2013 and 2012, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(15)	Equity
Shareholders' Equity:

During 2014, 2013 and 2012, the Company issued 2,600,795, 36,012,313 and 18,289,557 common shares, respectively, through public offerings and under its direct share purchase plan, raising net proceeds of approximately $25,813, $399,566 and $164,429 respectively. During 2013, the Company implemented an At-The-Market offering program under which the Company may issue up to $100,000 in common shares over the term of this program. The Company issued 3,409,927 common shares under this program during 2013 and generated aggregate gross proceeds of $36,884. The proceeds from these issuances were primarily used for general working capital, to fund investments and retire indebtedness.
The Company had 1,935,400 shares of Series C Cumulative Convertible Preferred Stock (“Series C Preferred”), outstanding at December 31, 2014. The shares have a dividend of $3.25 per share per annum, have a liquidation preference of $96,770, and the Company, if certain common share prices are achieved, can force conversion into common shares of the Company. As of the date of filing this Annual Report, each share is currently convertible into 2.4339 common shares. This conversion ratio may increase over time if the Company's common share dividend exceeds certain quarterly thresholds.
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
During 2014, 2013 and 2012, the Company issued 37,678, 1,893,409 and 643,450 of its common shares, respectively, to certain employees and trustees. Typically, trustee share grants vest immediately. Employee share grants generally vest ratably, on anniversaries of the grant date, however, in certain situations vesting is cliff-based after a specific number of years and/or subject to meeting certain performance criteria (see note 16).
During 2013 and 2012, the Company repurchased/redeemed and retired the following shares of its preferred stock:

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

Accumulated other comprehensive income as of December 31, 2014 and 2013 represented $404 and $4,439, respectively, of unrealized gain on interest rate swaps, net.

Changes in Accumulated Other Comprehensive Income

Gains and Losses on Cash Flow Hedges
Balance December 31, 2013	$4,439
Other comprehensive loss before reclassifications	(9,560)
Amounts of loss reclassified from accumulated other comprehensive loss to interest expense	5,525
Balance December 31, 2014	$404

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

During 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units.

During 2014, 2013 and 2012, 29,086, 202,241 and 257,427 common shares, respectively, were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $148, $1,053 and $1,343, respectively.

As of December 31, 2014, there were approximately 3,422,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.

The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	2014	2013	2012
Net income attributable to Lexington Realty Trust shareholders	$93,104	$1,630	$180,316
Transfers from noncontrolling interests:
Increase (decrease) in additional paid-in-capital for redemption of noncontrolling OP units	(858)	1,053	1,343
Change from net income attributable to shareholders and transfers from noncontrolling interests	$92,246	$2,683	$181,659

In July 2014, the Company acquired a consolidated joint venture partner's interest in an office property in Philadelphia, Pennsylvania for $2,100 raising the Company's equity ownership in the office property from 80.5% to 87.5%. In July 2013, the Company acquired its consolidated joint venture partners' interest in an industrial facility in Long Island City, New York for a payment of $8,918, which was recorded as a distribution to the partner in accordance with GAAP.

(16)	Benefit Plans

The Company maintains an equity award plan pursuant to which qualified and non-qualified options may be issued. No common share options were issued in 2014, 2013 and 2012. The Company granted 1,248,501, 1,265,500 and 2,000,000 common share options on December 31, 2010 (“2010 options”), January 8, 2010 (“2009 options”) and December 31, 2008 (“2008 options”), respectively, at an exercise price of $7.95, $6.39 and $5.60, respectively. The 2010 options (1) vest 20% annually on each December 31, 2011 through 2015 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2020. The 2009 options (1) vest 20% annually on each December 31, 2010 through 2014 and (2) terminate on the earlier of (x) six months of termination of service with the Company and (y) December 31, 2019. The 2008 options (1) vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the New York Stock Exchange (“NYSE”) was $8.00 or higher and vested 50% following a 20-day trading period where the average closing price of a common share of the Company on the NYSE was $10.00 or higher, and (2) terminate on the earlier of (x) termination of service with the Company or (y) December 31, 2018. As a result of the share dividends paid in 2009, each of the 2008 options is exchangeable for approximately 1.13 common shares at an exercise price of $4.97 per common share.

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

The Company recognizes compensation expense relating to these options over an average of 5.0 years for the 2010 options and 2009 options and 3.6 years for the 2008 options. The Company recognized $1,038, $1,037 and $1,197 in compensation expense in 2014, 2013 and 2012 respectively. The Company has unrecognized compensation costs of $480 relating to the outstanding options as of December 31, 2014. The intrinsic value of an option is the amount by which the market value of the underlying common share at the date the option is exercised exceeds the exercise price of the option. The total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 were $2,780, $8,607 and $1,603, respectively.
Share option activity during the years indicated is as follows:

	Number of Shares	Weighted-Average Exercise Price Per Share
Balance at December 31, 2011	3,888,281	$6.36
Exercised	(408,201)	5.73
Balance at December 31, 2012	3,480,080	6.44
Exercised	(1,519,179)	5.77
Forfeited	(5,200)	7.47
Balance at December 31, 2013	1,955,701	6.95
Exercised	(594,791)	6.71
Forfeited	(10,500)	7.46
Balance at December 31, 2014	1,350,410	$7.05
As of December 31, 2014, the aggregate intrinsic value of options that were outstanding and exercisable was $4,557.
Non-vested share activity for the years ended December 31, 2014 and 2013, is as follows:

	Number of Shares	Weighted-Average Value Per Share
Balance at December 31, 2012	1,465,446	$8.64
Granted	1,829,400	10.52
Vested	(770,229)	7.14
Forfeited	(3,571)	9.21
Balance at December 31, 2013	2,521,046	10.46
Vested	(537,003)	9.16
Forfeited	(13,658)	9.96
Balance at December 31, 2014	1,970,385	$10.82

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

As of December 31, 2014, of the remaining 1,970,385 non-vested shares, 1,895,245 are subject to time-based vesting and 75,140 are subject to performance-based vesting. At December 31, 2014, there are 4,012,252 awards available for grant. The Company has $15,183 in unrecognized compensation costs relating to the non-vested shares that will be charged to compensation expense over an average of approximately 4.0 years.
The Company has established a trust for certain officers in which vested common shares granted for the benefit of the officers are deposited. The officers exert no control over the common shares in the trust and the common shares are available to the general creditors of the Company. As of December 31, 2014 and 2013, there were 427,531 common shares in the trust.
The Company sponsors a 401(k) retirement savings plan covering all eligible employees. The Company makes a discretionary matching contribution on a portion of employee participant salaries and, based on its profitability, may make an additional discretionary contribution at each fiscal year end to all eligible employees. These discretionary contributions are subject to vesting under a schedule providing for 25% annual vesting starting with the first year of employment and 100% vesting after four years of employment. Approximately $299, $298 and $279 of contributions are applicable to 2014, 2013 and 2012, respectively.
During 2014, 2013 and 2012, the Company recognized $7,550, $7,145 and $3,030, respectively, in expense relating to scheduled vesting and issuance of common share grants.

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

The Company leases certain properties to entities in which Vornado Realty Trust, a significant shareholder, has an interest. During 2014, 2013 and 2012, the Company recognized $255, $744 and $842, respectively, in rental revenue, including discontinued operations, from these properties. The Company leases its corporate office from an affiliate of Vornado Realty Trust. Rent expense for this property was $1,252, $1,225 and $919 in 2014, 2013 and 2012, respectively.

In 2012, the Company's Board of Trustees granted a waiver of the Company's Code of Business Conduct and Ethics to allow the Company to enter into a joint venture with an affiliate of its Chairman, which intended to raise capital from foreign investors seeking entry into the United States of America. No joint venture agreement was ever entered into by the Company with the affiliate of its Chairman. The Company is no longer pursuing any interest in the joint venture.

(18)	Income Taxes

The provision for income taxes relates primarily to the taxable income of the Company's taxable REIT subsidiaries. The earnings, other than in taxable REIT subsidiaries, of the Company are not generally subject to federal income taxes at the Company level due to the REIT election made by the Company.

Income taxes have been provided for on the asset and liability method. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of assets and liabilities.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

The Company's provision for income taxes for the years ended December 31, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
Current:
Federal	$145	$(1,445)	$(371)
State and local	(1,130)	(1,593)	(1,082)
NOL utilized	—	586	401
Deferred:
Federal	(91)	(595)	141
State and local	(33)	(130)	45
	$(1,109)	$(3,177)	$(866)

Net deferred tax assets (liabilities) of $(19) and $106 are included in other assets (liabilities) on the accompanying Consolidated Balance Sheets at December 31, 2014 and 2013, respectively. These net deferred tax assets (liabilities) relate primarily to differences in the timing of the recognition of income (loss) between GAAP and tax.

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pre-tax operating income as follows:

	2014	2013	2012
Federal provision at statutory tax rate (34%)	$(43)	$164	$(573)
State and local taxes, net of federal benefit	(9)	22	(110)
Other	(1,057)	(3,363)	(183)
	$(1,109)	$(3,177)	$(866)

For the years ended December 31, 2014, 2013 and 2012, the “other” amount is comprised primarily of state franchise taxes of $1,183, $1,280 and $968, respectively, the write-off of deferred tax liabilities (asset) of $0, $(150) and $0, respectively, and permanent differences of $0, $1,936, and $37, respectively, relating to the transfer of certain assets of the Company's taxable subsidiaries.

As of December 31, 2014 and 2013, the Company had no net operating loss carry forwards for income taxes.

A summary of the average taxable nature of the Company's common dividends for each of the years in the three-year period ended December 31, 2014, is as follows:

	2014	2013	2012
Total dividends per share	$0.67	$0.60	$0.525
Ordinary income	49.44%	35.53%	95.68%
Qualifying dividend	0.05%	4.11%	0.99%
Capital gain	—	2.09%	—
Return of capital	50.51%	58.27%	3.33%
	100.00%	100.00%	100.00%
A summary of the average taxable nature of the Company's dividend on shares of its Series B Cumulative Redeemable Preferred Stock for each of the years in the three-year period ended December 31, 2014, is as follows:

	2014	2013	2012
Total dividends per share	$—	$—	$1.341667
Ordinary income	—	—	98.98%
Qualifying dividend	—	—	1.02%
Capital gain	—	—	—
Return of capital	—	—	—
	—	—	100.00%

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($000, except share/unit data)

A summary of the average taxable nature of the Company's dividend on shares of its Series C Preferred for each of the years in the three-year period ended December 31, 2014, is as follows:

	2014	2013	2012
Total dividends per share	$3.25	$3.25	$3.25
Ordinary income	99.90%	85.14%	98.98%
Qualifying dividend	0.10%	9.85%	1.02%
Capital gain	—	5.01%	—
Return of capital	—	—	—
	100.00%	100.00%	100.00%

A summary of the average taxable nature of the Company's dividend on shares of its Series D Cumulative Redeemable Preferred Stock for the years in the three-year period ended December 31, 2014, is as follows:

	2014	2013	2012
Total dividends per share	$—	$1.043368	$1.8875
Ordinary income	—	85.14%	98.98%
Qualifying dividend	—	9.85%	1.02%
Capital gain	—	5.01%	—
Return of capital	—	—	—
	—	100.00%	100.00%

(19)	Commitments and Contingencies

In addition to the commitments and contingencies disclosed elsewhere, the Company has the following commitments and contingencies.

The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During 2014, the Company commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of December 31, 2014, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, which the unfunded amounts were estimated to be $1,384 and (2) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, which the unfunded amounts were estimated to be $417.

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

(20)	Supplemental Disclosure of Statement of Cash Flow Information

In addition to disclosures discussed elsewhere, during 2014, 2013 and 2012, the Company paid $100,080, $92,788 and $101,262, respectively, for interest and $859, $4,666 and $1,018, respectively, for income taxes.

During 2014, the Company sold its interests in certain properties, which included the assumption of the related non-recourse mortgage debt in the aggregate amount of $30,140. In addition, the Company conveyed its interest in one property to its lender in full satisfaction of the $9,900 non-recourse mortgage note payable.

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

(21)    Unaudited Quarterly Financial Data

	2014
	3/31/2014	6/30/2014	9/30/2014	12/31/2014
Total gross revenues(1)	$104,139	$105,571	$106,708	$107,954
Net income	$1,814	$15,287	$42,177	$38,185
Net income (loss) attributable to common shareholders	$(839)	$12,743	$38,720	$35,700
Net income (loss) attributable to common shareholders - basic per share	$—	$0.05	$0.17	$0.15
Net income (loss) attributable to common shareholders - diluted per share	$—	$0.05	$0.17	$0.15

	2013
	3/31/2013	6/30/2013	9/30/2013	12/31/2013
Total gross revenues(1)	$85,159	$88,398	$87,895	$100,458
Net income (loss)	$(2,123)	$7,832	$5,155	$(7,001)
Net income (loss) attributable to common shareholders	$(7,295)	$(849)	$2,978	$(8,923)
Net income (loss) attributable to common shareholders - basic per share	$(0.04)	$—	$0.01	$(0.04)
Net income (loss) attributable to common shareholders - diluted per share	$(0.04)	$—	$0.01	$(0.04)
_____________
(1) All periods have been adjusted to reflect the impact of properties sold during the years ended December 31, 2014 and 2013, and properties classified as held for sale, which are reflected in discontinued operations in the Consolidated Statements of Operations.

The sum of the quarterly income (loss) attributable to common shareholders and per common share amounts may not equal the full year amounts primarily because the computations of amounts allocated to participating securities and the weighted-average number of common shares of the Company outstanding for each quarter and the full year are made independently.

(22)	Subsequent Events

Subsequent to December 31, 2014 and in addition to disclosures elsewhere in the financial statements, the Company:

•	acquired a 360 acre golf course in Venice, Florida for $16,850. The property is net leased for a 40-year term;

•	entered into a forward commitment to acquire a build-to-suit industrial property in Detroit, Michigan for $29,680. The property will be subject to a 20-year net lease; and

•	obtained a 10-year, 4.1% interest-only $29,193 non-recourse mortgage secured by a land parcel owned in New York, New York.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000)

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Long Term Lease - Industrial	Anniston, AL		$—	$1,201	$16,771	$17,972	$—	Dec-14	2014	8, 15 & 24
Long Term Lease - Office	Phoenix, AZ		—	5,585	36,099	41,684	2,167	Dec-12	1986/2011	10, 17, & 40
Long Term Lease - Office	Tempe, AZ		7,344	—	9,442	9,442	2,597	Dec-05	1998	30 & 40
Long Term Lease - Office	Los Angeles, CA		9,843	5,110	12,158	17,268	6,493	Dec-04	2000	10, 13 & 40
Long Term Lease - Office	Englewood, CO		—	2,207	27,851	30,058	1,818	Apr-13	2013	15, 19 & 40
Long Term Lease - Office	Louisville, CO		—	3,657	9,605	13,262	2,574	Sep-08	1987/2007	8, 9 & 40
Long Term Lease - Office	Parachute, CO		—	1,400	10,751	12,151	278	Jan-14	2012	19, 24 & 40
Long Term Lease - Office	Orlando, FL		—	11,498	66,996	78,494	38,974	Dec-06	1984/2012	3, 5, 10, 11, 13, 25 & 40
Long Term Lease - Office	Tampa, FL		—	895	5,496	6,391	168	Dec-13	1999	20 & 38
Long Term Lease - Office	Tampa, FL		—	146	559	705	19	Dec-13	1999	20 & 35
Long Term Lease - Office	Tampa, FL		—	398	1,571	1,969	45	Dec-13	2014	14, 20 & 40
Long Term Lease - Retail	Albany, GA		—	1,468	5,137	6,605	185	Oct-13	2013	15 & 40
Long Term Lease - Office	McDonough, GA		11,466	1,443	11,234	12,677	1,046	Sep-12	1999	3, 11 & 38
Long Term Lease - Industrial	Rantoul, IL		—	1,304	32,562	33,866	895	Jan-14	2013	20, 21 & 40
Long Term Lease - Office	Lenexa, KS		38,296	6,909	41,693	48,602	9,602	Jul-08	2007	5, 12, 14, 15 & 40
Long Term Lease - Industrial	Dry Ridge, KY	(1)	2,351	560	12,553	13,113	4,144	Jun-05	1988/1992	22 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(2)	11,986	890	26,868	27,758	8,870	Jun-05	1995/2001	25 & 40
Long Term Lease - Industrial	Elizabethtown, KY	(2)	2,252	352	4,862	5,214	1,605	Jun-05	2001	25 & 40
Long Term Lease - Industrial	Hopkinsville, KY		7,003	631	16,154	16,785	5,624	Jun-05	Various	25 & 40
Long Term Lease - Industrial	Owensboro, KY	(1)	1,959	393	11,956	12,349	4,488	Jun-05	1998/2000	25 & 40
Long Term Lease - Industrial	Shreveport, LA		19,000	860	21,840	22,700	4,254	Mar-07	2006	40
Long Term Lease - Industrial	Minneapolis, MN		—	1,886	1,922	3,808	144	Sep-12	2003	3, 29 & 40
Long Term Lease - Office	St Joseph, MO		—	607	14,004	14,611	1,030	Sep-12	2012	15 & 40
Long Term Lease - Industrial	Byhalia, MS		15,000	1,006	21,483	22,489	1,969	May-11	2011	40
Long Term Lease - Industrial	Shelby, NC		—	1,421	18,862	20,283	2,473	Jun-11	2011	11, 20 & 40
Long Term Lease - Office	Omaha, NE		—	2,058	32,343	34,401	964	Dec-13	2013	20 & 40
Long Term Lease - Office	Omaha, NE		7,776	2,566	8,324	10,890	2,310	Nov-05	1995	30 & 40
Long Term Lease - Industrial	Durham, NH		—	3,464	18,094	21,558	4,759	Jun-07	1986/2003	40
Long Term Lease - Office	Rockaway, NJ		—	4,646	20,467	25,113	5,143	Dec-06	2002/2004	20 & 40
Long Term Lease - Specialty	Vineland, NJ		—	2,698	12,790	15,488	101	Oct-14	2003	3, 28 & 40
Long Term Lease - Office	Las Vegas, NV		—	12,099	53,164	65,263	10,870	Dec-06	1983/1994	40
Long Term Lease - Industrial	North Las Vegas, NV		—	3,244	21,732	24,976	421	Jul-13	2014	19, 20 & 40
Long Term Lease - Industrial	Long Island City, NY		—	—	42,624	42,624	5,200	Mar-13	2013	15
Long Term Lease - Land	New York, NY	(3)	213,475	73,148	—	73,148	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY	(3)	—	86,569	—	86,569	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY	(3)	—	65,218	—	65,218	—	Oct-13	N/A	N/A
Long Term Lease - Land	New York, NY		—	22,000	—	22,000	—	Oct-14	N/A	N/A
Long Term Lease - Industrial	Chillicothe, OH		—	735	9,021	9,756	1,442	Oct-11	1995/1998	6, 15 & 26
Long Term Lease - Industrial	Cincinnati, OH		—	1,049	8,784	9,833	1,835	Dec-06	1991	10, 14 & 40
Long Term Lease - Office	Columbus, OH		—	1,594	10,481	12,075	1,048	Dec-10	2005	40
Long Term Lease - Office	Columbus, OH		—	432	2,773	3,205	243	Jul-11	1999/2006	40
Long Term Lease - Industrial	Glenwillow, OH		15,583	2,228	24,530	26,758	5,340	Dec-06	1996	40
Long Term Lease - Office	Eugene, OR		—	1,541	13,098	14,639	916	Dec-12	2012	7, 12, 15, 25 & 40
Long Term Lease - Industrial	Bristol, PA		—	2,508	15,863	18,371	5,461	Mar-98	1982/1997	10, 16, 30 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Long Term Lease - Office	Jessup, PA	—	2,520	17,678	20,198	1,691	Aug-12	2012	13, 15 & 40
Long Term Lease - Industrial	Chester, SC	9,387	1,629	8,470	10,099	722	Sep-12	2001/2005	9, 13 & 34
Long Term Lease - Office	Rock Hill, SC	—	1,601	18,989	20,590	464	Mar-14	2013	18, 20 & 40
Long Term Lease - Industrial	Crossville, TN	—	545	6,999	7,544	3,159	Jan-06	1989/2006	17 & 40
Long Term Lease - Industrial	Lewisburg, TN	—	173	10,865	11,038	226	May-14	2014	12, 18 & 34
Long Term Lease - Office	Allen, TX	—	5,591	25,421	31,012	5,441	May-11	1981/1983	6, 7, 11 & 25
Long Term Lease - Office	Arlington, TX	—	1,274	15,309	16,583	1,452	Sep-12	2003	1, 10, 12 & 40
Long Term Lease - Office	Carrollton, TX	18,850	2,599	22,050	24,649	7,099	Jun-07	2003	8 & 40
Long Term Lease - Office	Carrollton, TX	—	828	—	828	—	Jun-07	N/A	N/A
Long Term Lease - Land/Infrastructure	Houston, TX	—	15,055	57,949	73,004	3,157	Mar-13	Various	11, 12, 16 & 35
Long Term Lease - Office	Houston, TX	—	481	2,352	2,833	97	Dec-13	2002	11, 20 & 31
Long Term Lease - Office	Houston, TX	—	1,875	10,959	12,834	6,148	Apr-05	2000	4, 13, 20 & 40
Long Term Lease - Office	Houston, TX	23,206	16,613	58,226	74,839	14,158	Mar-04	1976/1984	10 & 40
Long Term Lease - Land/Infrastructure	Missouri City, TX	—	14,555	5,895	20,450	2,246	Apr-12	N/A	7
Long Term Lease - Specialty	Tomball, TX	8,759	3,174	7,405	10,579	655	Sep-12	2005	13, 14 & 40
Long Term Lease - Land	Danville, VA	—	3,454	—	3,454	—	Oct-13	N/A	N/A
Long Term Lease - Retail	Edmonds, WA	—	—	3,947	3,947	947	Dec-06	1981	40
Long Term Lease - Industrial	Eau Claire, WI	—	421	5,590	6,011	556	Sep-12	1993/2004	10, 15 & 28
Long Term Lease - Office	Huntington, WV	6,500	1,368	9,527	10,895	946	Jan-12	2011	14 & 40
Office	Little Rock, AR	—	1,353	2,260	3,613	490	Dec-06	1980	40
Office	Pine Bluff, AR	—	271	603	874	162	Sep-12	1964/1972/ 1988	3, 4 & 13
Office	Glendale, AZ	—	9,418	8,260	17,678	1,532	Sep-12	1986/1997/ 2000	7, 20 & 24
Office	Phoenix, AZ	—	4,666	24,856	29,522	8,495	May-00	1997	6, 9 & 40
Office	Tempe, AZ	—	—	12,461	12,461	1,015	Sep-12	1998	5, 10, 11, 15 & 36
Office	Tucson, AZ	—	681	4,037	4,718	406	Sep-12	1988	7, 10 & 30
Office	Lake Forest, CA	—	3,442	13,769	17,211	4,403	Mar-02	2001	40
Office	Palo Alto, CA	53,536	12,398	16,977	29,375	18,175	Dec-06	1973/1982	40
Office	Centennial, CO	—	4,851	15,187	20,038	5,289	May-07	2001	10 & 40
Office	Lakewood, CO	—	1,569	8,857	10,426	5,496	Apr-05	2002	2, 3, 12 & 40
Office	Wallingford, CT	—	1,049	4,773	5,822	1,472	Dec-03	1977/1993	8 & 40
Office	Boca Raton, FL	19,870	4,290	17,160	21,450	5,095	Feb-03	1983/2002	40
Office	Fort Meyers, FL	—	795	2,941	3,736	671	Apr-05	1998	5, 10 & 32
Office	Lake Mary, FL	—	4,535	14,830	19,365	4,809	Jun-07	1996	4, 7 & 40
Office	Lake Mary, FL	—	4,438	15,103	19,541	4,799	Jun-07	1999	4, 7 & 40
Office	Orlando, FL	9,602	3,538	9,708	13,246	4,681	Jan-07	2003	5, 6, 12, 15 & 40
Office	Orlando, FL	—	586	35,012	35,598	7,267	Dec-06	1982	40
Office	Palm Beach Gardens, FL	—	787	3,704	4,491	1,282	May-98	1996	5 - 40
Office	Tampa, FL	—	2,018	7,950	9,968	924	Sep-12	1986	8 & 27
Office	McDonough, GA	—	693	6,405	7,098	601	Sep-12	2007	6, 11 & 40
Office	Clive, IA	—	1,158	—	1,158	—	Jun-04	N/A	N/A
Office	Meridian, ID	9,746	2,255	7,797	10,052	937	Sep-12	2004	7 & 37
Office	Lisle, IL	9,613	3,236	13,747	16,983	3,636	Dec-06	1984	2, 3, 5, 20 & 40
Office	Schaumburg, IL	—	5,007	22,086	27,093	1,787	Oct-13	1979/1989/ 2010	7, 9 & 30
Office	Columbus, IN	25,129	235	45,729	45,964	10,947	Dec-06	1980/2006	40
Office	Fishers, IN	—	2,808	19,373	22,181	5,337	Jun-07	1999	3 - 40
Office	Indianapolis, IN	—	1,700	18,461	20,161	12,590	Apr-05	1999	6 - 40
Office	Lenexa, KS	9,854	2,828	6,075	8,903	673	Sep-12	2004	7, 12 & 37
Office	Overland Park, KS	34,733	4,769	41,956	46,725	11,583	Jun-07	1980/2005	12 & 40
Office	Baton Rouge, LA	—	1,252	11,085	12,337	3,341	May-07	1997	3, 4, 6 & 40
Office	Boston, MA	12,540	3,814	16,040	19,854	3,157	Mar-07	1910	10 & 40
Office	Foxboro, MA	—	2,231	25,653	27,884	13,053	Dec-04	1982/1987	16 & 40
Office	Oakland, ME	9,061	551	8,774	9,325	841	Sep-12	2005	8, 12 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Office	Livonia, MI	—	935	13,714	14,649	1,681	Sep-12	1987/1988/ 1990	2 - 34
Office	Southfield, MI	—	—	12,124	12,124	7,223	Jul-04	1966/1989	7, 16 & 40
Office	Kansas City, MO	16,559	2,433	20,154	22,587	5,546	Jun-07	1963/2003	12 & 40
Office	Pascagoula, MS	—	618	3,677	4,295	447	Sep-12	1995	1, 9 & 31
Office	Wall, NJ	19,870	8,985	26,961	35,946	11,518	Jan-04	1983	22 & 40
Office	Whippany, NJ	14,153	4,063	19,711	23,774	6,586	Nov-06	2006/2008	20 & 40
Office	Milford, OH	—	3,124	16,140	19,264	5,277	Jun-07	1991	5 - 40
Office	Westerville, OH	—	2,085	9,341	11,426	2,535	May-07	2000	5 & 40
Office	Redmond, OR	—	2,064	8,316	10,380	837	Sep-12	2004	6, 13 & 40
Office	Harrisburg, PA	7,857	900	10,693	11,593	7,802	Apr-05	1998	2, 9, 15, 20 & 40
Office	Philadelphia, PA	—	13,209	56,037	69,246	29,667	Jun-05	1957/1997	4 - 40
Office	Charleston, SC	7,277	1,189	8,724	9,913	3,087	Nov-06	2006	40
Office	Florence, SC	—	774	3,629	4,403	307	Feb-12	2012	12 & 40
Office	Fort Mill, SC	—	1,798	26,038	27,836	13,912	Nov-04	2004	11, 15 & 40
Office	Fort Mill, SC	—	3,601	15,340	18,941	4,513	Dec-02	2002	5, 11, 20 & 40
Office	Rock Hill, SC	—	551	4,313	4,864	395	May-11	2006	40
Office	Kingsport, TN	—	513	403	916	108	Sep-12	1981	5, 6 & 14
Office	Knoxville, TN	—	621	6,282	6,903	668	Sep-12	2002	1, 5, 7 & 40
Office	Knoxville, TN	—	1,079	11,146	12,225	5,630	Mar-05	1997	10, 11, 14 & 40
Office	Memphis, TN	3,617	464	4,467	4,931	1,497	Nov-06	1871/1999	20 & 40
Office	Memphis, TN	—	5,291	97,032	102,323	20,215	Dec-06	1985/2007	13 & 40
Office	Carrollton, TX	—	1,789	18,157	19,946	7,861	Jun-04	2003	19 & 40
Office	Farmers Branch, TX	18,408	3,984	27,308	31,292	9,006	Jun-07	2000	40
Office	Garland, TX	—	2,218	8,473	10,691	3,060	Sep-12	1980	4, 5 & 18
Office	Houston, TX	—	1,875	10,585	12,460	6,110	Apr-05	2000	5, 13 & 40
Office	Houston, TX	—	800	26,962	27,762	16,694	Apr-05	2000	10, 11, 20 & 40
Office	Irving, TX	—	7,476	45,985	53,461	15,558	May-07	2003	6 - 40
Office	Irving, TX	—	4,889	29,738	34,627	9,497	Jun-07	1999	10, 12 & 40
Office	Mission, TX	5,432	2,556	2,911	5,467	468	Sep-12	2003	3, 8 & 35
Office	San Antonio, TX	—	2,800	15,585	18,385	10,399	Apr-05	2000	6, 11 & 40
Office	Temple, TX	7,865	227	8,181	8,408	1,022	Sep-12	2001	3, 10, 12 & 40
Office	Westlake, TX	—	2,361	23,382	25,743	8,322	May-07	2001	4 - 40
Office	Hampton, VA	—	2,333	11,026	13,359	4,161	Mar-00	1999	5, 10, 15 & 40
Office	Herndon, VA	—	5,127	24,640	29,767	8,517	Dec-99	1987	9 - 40
Office	Herndon, VA	—	9,409	12,853	22,262	4,542	Jun-07	1985/1999	40
Office	Midlothian, VA	—	1,100	12,685	13,785	6,312	Apr-05	2000	6, 7, 15 & 40
Office	Bremerton, WA	5,854	1,655	5,445	7,100	642	Sep-12	2002	4, 13 & 40
Industrial	Moody, AL	—	654	9,943	10,597	5,683	Feb-04	2004	15 & 40
Industrial	Jacksonville, FL	—	573	1,592	2,165	451	Sep-12	1959/1967	1 - 40
Industrial	Orlando, FL	—	1,030	10,869	11,899	2,452	Dec-06	1980	40
Industrial	Tampa, FL	—	2,160	7,347	9,507	5,664	Jul-88	1986	9 - 40
Industrial	Lavonia, GA	7,959	171	7,657	7,828	505	Sep-12	2005	8, 12 & 40
Industrial	McDonough, GA	22,512	2,463	24,291	26,754	5,175	Dec-06	2000/2007	40
Industrial	Des Moines, IA	—	1,528	14,247	15,775	1,367	Sep-12	2000	5, 11 & 34
Industrial	Dubuque, IA	9,303	2,052	8,443	10,495	2,530	Jul-03	2001	11, 12 & 40
Industrial	Rockford, IL	—	371	2,573	2,944	604	Dec-06	1998	40
Industrial	Rockford, IL	—	509	5,289	5,798	1,160	Dec-06	1992	40
Industrial	Plymouth, IN	5,928	254	7,969	8,223	686	Sep-12	2000/2003	3, 6 & 34
Industrial	Owensboro, KY	—	819	2,439	3,258	782	Dec-06	1975/1995	40
Industrial	Shreveport, LA	—	1,078	10,134	11,212	932	Jun-12	2012	8,10 & 40
Industrial	North Berwick, ME	6,145	1,383	32,397	33,780	6,775	Dec-06	1965/1980	10 & 40
Industrial	Kalamazoo, MI	15,295	1,942	14,169	16,111	1,328	Sep-12	1999/2004	8, 9 & 40
Industrial	Marshall, MI	—	143	4,302	4,445	1,103	Sep-12	1968/1972/ 2008	4, 6 & 10
Industrial	Marshall, MI	—	40	2,236	2,276	700	Aug-87	1979	9, 10, 12, 15, 20 & 40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location		Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Industrial	Plymouth, MI		—	2,296	13,608	15,904	4,641	Jun-07	1996/1998	30 & 40
Industrial	Temperance, MI		—	3,040	14,924	17,964	3,768	Jun-07	1978/1993	2, 5 & 40
Industrial	Olive Branch, MS		—	198	10,276	10,474	6,515	Dec-04	1989	8, 15 & 40
Industrial	Franklin, NC		67	296	1,320	1,616	151	Sep-12	1996	2, 8 & 29
Industrial	Henderson, NC		—	1,488	5,953	7,441	1,953	Nov-01	1998/2006	40
Industrial	High Point, NC		—	1,330	11,183	12,513	5,192	Jul-04	2002	18 & 40
Industrial	Lumberton, NC		—	405	12,049	12,454	3,101	Dec-06	1998/2006	40
Industrial	Statesville, NC		—	891	16,771	17,662	4,164	Dec-06	1999/2002	3, 15 & 40
Industrial	Erwin, NY		8,311	1,648	10,810	12,458	951	Sep-12	2006	4, 8 & 34
Industrial	Columbus, OH		—	1,990	10,580	12,570	2,783	Dec-06	1973	40
Industrial	Hebron, OH		—	1,063	4,271	5,334	1,393	Dec-97	1999	40
Industrial	Hebron, OH		—	1,681	7,224	8,905	2,641	Dec-01	2000	1, 2, 3, 5 & 40
Industrial	Streetsboro, OH		17,910	2,441	25,092	27,533	6,452	Jun-07	2004	12, 20, 25 & 40
Industrial	Duncan, SC		—	884	8,626	9,510	1,716	Jun-07	2005/2008	40
Industrial	Laurens, SC		—	5,552	21,177	26,729	5,438	Jun-07	1991/1993	2, 5 & 40
Industrial	Collierville, TN		—	714	4,783	5,497	1,588	Dec-05	2005/2012	9, 14, 21 & 40
Industrial	Franklin, TN		—	—	5,673	5,673	1,172	Sep-12	1970/1983	1, 4 & 12
Industrial	Memphis, TN		—	1,054	11,538	12,592	11,390	Feb-88	1987	8 &15
Industrial	Memphis, TN		—	1,553	12,326	13,879	3,033	Dec-06	1973	40
Industrial	Millington, TN		—	723	19,383	20,106	9,234	Apr-05	1997	9, 10, 16 & 40
Industrial	Waxahachie, TX		—	652	13,045	13,697	9,558	Dec-03	1996/2001	10, 16 & 40
Industrial	Winchester, VA		—	3,823	12,276	16,099	3,081	Jun-07	2001	4 & 40
Industrial	Bingen, WA		—	—	18,075	18,075	543	May-14	2014	10, 13 & 40
Multi-tenanted	Phoenix, AZ		—	1,831	14,892	16,723	2,715	Nov-01	1981/2009	5 - 40
Multi-tenanted	Palm Beach Gardens, FL		—	4,066	19,915	23,981	6,331	May-98	1996	5 - 40
Multi-tenanted	Honolulu, HI		—	8,259	7,363	15,622	1,529	Dec-06	1979/2002	2, 5 & 40
Multi-tenanted	Baltimore, MD		55,000	37,564	156,557	194,121	46,609	Dec-06	1973/2009	5 - 40
Multi-tenanted	Bridgeton, MO		—	603	1,142	1,745	—	Dec-06	1981	32
Multi-tenanted	Bridgewater, NJ		14,118	1,415	6,802	8,217	225	Dec-06	1985/2004	8, 15 & 40
Multi-tenanted	Rochester, NY		17,257	164	5,304	5,468	136	Dec-06	1988/2000	1, 8, 12, 15 & 33
Multi-tenanted	Canonsburg, PA		—	1,055	10,910	11,965	3,831	May-07	1996	8 & 40
Multi-tenanted	Florence, SC		—	3,235	13,081	16,316	4,203	May-04	1998	10, 20 & 40
Multi-tenanted	Antioch, TN		—	3,847	10,043	13,890	1,411	May-07	1999	5 - 40
Multi-tenanted	Arlington, TX		—	589	6,382	6,971	663	Sep-12	2003	1, 12 & 40
Multi-tenanted	Issaquah, WA	(4)	30,388	3,052	5,210	8,262	—	Jun-07	1987	4, 7 & 32
Multi-tenanted	Issaquah, WA	(4)	—	3,732	6,213	9,945	—	Jun-07	1992	7 & 32
Retail	Manteca, CA		846	2,082	6,464	8,546	1,499	May-07	1993	23 & 40
Retail	San Diego, CA		539	—	13,310	13,310	2,623	May-07	1993	23 & 40
Retail	Port Richey, FL		—	—	—	—	—	Dec-06	1980	—
Retail	Atlanta, GA		—	1,014	269	1,283	266	Dec-06	1972	40
Retail	Atlanta, GA		—	870	187	1,057	216	Dec-06	1975	40
Retail	Chamblee, GA		—	770	186	956	213	Dec-06	1972	40
Retail	Cumming, GA		—	1,558	1,368	2,926	593	Dec-06	1968/1982	40
Retail	Forest Park, GA		—	668	1,242	1,910	399	Dec-06	1969	40
Retail	Jonesboro, GA		—	778	146	924	190	Dec-06	1971	40
Retail	Stone Mountain, GA		—	672	276	948	196	Dec-06	1973	40
Retail	Galesburg, IL		475	560	2,366	2,926	640	May-07	1992	12 & 40
Retail	Lawrence, IN		—	404	1,737	2,141	356	Dec-06	1983	40
Retail	Jefferson, NC		—	71	884	955	204	Dec-06	1981	40
Retail	Lexington, NC		—	832	1,429	2,261	287	Dec-06	1981	40
Retail	Thomasville, NC		—	208	561	769	56	Dec-06	1993	40
Retail	Portchester, NY		—	3,841	5,246	9,087	553	Dec-06	1982	40
Retail	Watertown, NY		795	386	5,162	5,548	1,265	May-07	1993	23 & 40
Retail	Canton, OH		—	884	3,534	4,418	1,159	Nov-01	1995	40
Retail	Franklin, OH		—	722	999	1,721	100	Dec-06	1961/1978	40

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

Description	Location	Encumbrances	Land and Land Estates	Buildings and Improvements	Total	Accumulated Depreciation and Amortization	Date Acquired	Date Constructed	Useful life computing depreciation in latest income statement (years)
Retail	Lorain, OH	1,197	1,893	7,024	8,917	1,630	May-07	1993	23 & 40
Retail	Lawton, OK	—	663	1,288	1,951	392	Dec-06	1984	40
Retail	Oklahoma City, OK	—	1,782	912	2,694	313	Sep-12	1991/1996	5 & 13
Retail	Tulsa, OK	—	445	2,433	2,878	2,302	Dec-96	1981	14 & 24
Retail	Chattanooga, TN	—	487	956	1,443	94	Dec-06	1983/1995	40
Retail	Paris, TN	—	247	547	794	160	Dec-06	1982	40
Retail	Staunton, VA	—	1,028	326	1,354	89	Dec-06	1971	40
Retail	Fairlea, WV	559	501	1,985	2,486	436	May-07	1993/1999	12 & 40
Construction in progress		—	—	—	14,946	—	—	—	—

		$945,216	$755,168	$2,901,446	$3,671,560	$795,486

(1)	Properties are cross-collateralized.

(2)	Properties are cross-collateralized.

(3)	Properties are cross-collateralized.

(4)	Properties are cross-collateralized.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
Real Estate and Accumulated Depreciation and Amortization
Schedule III ($000) - continued

(A) The initial cost includes the purchase price paid directly or indirectly by the Company. The total cost basis of the Company's properties at December 31, 2014 for federal income tax purposes was approximately $4.4 billion.

	2014	2013	2012
Reconciliation of real estate, at cost:
Balance at the beginning of year	$3,812,294	$3,564,466	$3,172,246
Additions during year	210,143	492,437	540,847
Properties sold during year	(282,143)	(212,771)	(138,041)
Properties impaired during the year	(65,426)	(31,741)	(10,553)
Other reclassifications	(3,308)	(97)	(33)
Balance at end of year	$3,671,560	$3,812,294	$3,564,466

Reconciliation of accumulated depreciation and amortization:
Balance at the beginning of year	$775,617	$738,068	$638,368
Depreciation and amortization expense	119,156	122,057	119,067
Accumulated depreciation and amortization of properties sold and impaired during year	(98,698)	(84,508)	(19,367)
Other reclassifications	(589)	—	—
Balance at end of year	$795,486	$775,617	$738,068

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

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Our system of internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. Our system of internal control over financial reporting includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and the members of our Board of Trustees; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance that financial statements are fairly presented in accordance with U.S. generally accepted accounting principles.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In assessing the effectiveness of our internal control over financial reporting, management used as guidance the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon the assessment performed, management believes that our internal control over financial reporting is effective as of December 31, 2014.
Attestation Report of our Independent Registered Public Accounting Firm
Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting. KPMG LLP has issued a report which is included in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

Changes in Internal Control Over Financial Reporting
Management's assessment of the overall effectiveness of our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In May 2013 an updated framework was issued.  We have integrated the changes prescribed by the Internal Control-Integrated Framework (2013) into our internal controls over financial reporting during fiscal year 2014. There were no other changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

The following sets forth certain information relating to our executive officers:

Name	Business Experience
E. Robert Roskind Age 69
Mr. Roskind has served as our Chairman since March 2008 and previously served as Co-Vice Chairman from December 2006 to March 2008, Chairman from October 1993 to December 2006 and Co-Chief Executive Officer from October 1993 to January 2003. He founded The LCP Group, L.P., a real estate advisory firm, in 1973 and has been its Chairman since 1976. Mr. Roskind also serves as Chairman of Crescent Hotels and Resorts and Live In America Financial Services LLC.

Richard J. Rouse Age 69
Mr. Rouse has served as our Vice Chairman since March 2008 and as our Chief Investment Officer since January 2003, and he previously served as one of our trustees from October 1993 to May 2010, our Co-Vice Chairman from December 2006 to March 2008, our President from October 1993 to April 1996 and our Co-Chief Executive Officer from October 1993 to January 2003.

T. Wilson Eglin Age 50
Mr. Eglin has served as our Chief Executive Officer since January 2003, our President since April 1996 and as a trustee since May 1994. He served as one of our Executive Vice Presidents from October 1993 to April 1996 and our Chief Operating Officer from October 1993 to December 2010.

Patrick Carroll Age 51
Mr. Carroll has served as our Chief Financial Officer since May 1998, our Treasurer since January 1999 and one of our Executive Vice Presidents since January 2003. Prior to joining us, Mr. Carroll was, from 1986 to 1998, in the real estate practice of Coopers & Lybrand L.L.P., a public accounting firm that was one of the predecessors of PricewaterhouseCoopers LLP.

Joseph S. Bonventre Age 39
Mr. Bonventre has served as our General Counsel since 2004, one of our Executive Vice Presidents since 2008 and our Secretary since 2014. Prior to joining us in September 2004, Mr. Bonventre was an associate in the corporate department of the law firm now known as Paul Hastings LLP. Mr. Bonventre is admitted to practice law in the State of New York.

The information relating to our Code of Business Conduct and Ethics, is included in Part I, Item 1 of this Annual Report. The information relating to our trustees, including the audit committee of our Board of Trustees and our Audit Committee financial expert, and certain information relating to our executive officers, trustees and trustee independence will be in our Definitive Proxy Statement for our 2015 Annual Meeting of Shareholders, which we refer to as our Proxy Statement, and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required to be furnished pursuant to this item will be set forth under the appropriate captions in the Proxy Statement, and is incorporated herein by reference. In addition, certain information regarding related party transactions is set forth in note 17 to the Consolidated Financial Statements in “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report.

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
Agreement and Plan of Merger dated as of December 23, 2013, by and among Lepercq Corporate Income Fund L.P. (“LCIF”) and Lepercq Corporate Income Fund II L.P. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 24, 2013)(1)

3.6	—
Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013)(1)

4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
Indenture, dated as of January 29, 2007, among the Company (as successor by merger), the other guarantors named therein and U.S. Bank National Association, as trustee (“U.S. Bank”) (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed January 29, 2007)(1)

4.4	—
Amended and Restated Trust Agreement, dated March 21, 2007, among the Company, The Bank of New York Trust Company, National Association (“BONY”), The Bank of New York (Delaware), the Administrative Trustees (as named therein) and the several holders of the Preferred Securities from time to time (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 27, 2007 (the “03/27/07 8-K”))(1)

4.5	—	Junior Subordinated Indenture, dated as of March 21, 2007, between the Company and BONY (filed as Exhibit 4.2 to the 03/27/07 8-K)(1)
4.6	—
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

4.10	—
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

4.12	—
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

4.14	—	Indenture, dated as of June 10, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.1 to the 06/13/13 8-K)(1)
4.15	—
First Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank, as trustee (filed as Exhibit 4.2 to the 10/3/13 8-K)(1)

4.16	—	Indenture, dated as of May 9, 2014, among the Company, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 13, 2014)(1)
4.17	—	First Supplemental Indenture, dated as of May 20, 2014 among the Company, LCIF and U.S. Bank, as trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed May 20, 2014)(1)
10.1	—	1994 Employee Stock Purchase Plan (filed as Exhibit D to the Company’s Definitive Proxy Statement dated April 12, 1994)(1, 4)
10.2	—	The Company’s 2011 Equity-Based Award Plan (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed June 22, 2011)(1, 4)
10.3	—
Form of Compensation Agreement (Long-Term Compensation) between the Company and each of the following officers: Richard J. Rouse and Patrick Carroll (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 16, 2005 (the “2004 10-K”))(1, 4)

10.4	—
Form of Compensation Agreement (Bonus and Long-Term Compensation) between the Company and each of the following officers: E. Robert Roskind and T. Wilson Eglin (filed as Exhibit 10.16 to the 2004 10-K)(1, 4)

10.5	—	Form of Share Option Award Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed on November 24, 2010 (the “11/24/10 8-K/A”))(1, 4)
10.6	—	Form of 2010 Share Option Award Agreement (filed as Exhibit 10.2 to the 11/24/10 8-K/A)(1, 4)
10.7	—	Form of December 2010 Share Option Award Agreement (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 6, 2011(1, 4)
10.8	—	Amended and Restated Rabbi Trust Agreement, originally dated January 26, 1999 (filed as Exhibit 10.2 to the 01/02/09 8-K)(1, 4)
10.9	—	Form of 2011 Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2012 (the “01/06/12 8-K”))(1, 4)
10.10	—	Form of Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 26, 2012)(1, 4)
10.11	—
Employment Agreement, dated as of January 15, 2012, between the Company and E. Robert Roskind (filed as Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”))(1, 4)

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
Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and T. Wilson Eglin (filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed November 7, 2014 (the “09/30/14 10-Q”))(1, 4)

10.16	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and E. Robert Roskind (filed as Exhibit 10.2 to the 09/30/14 10-Q)(1, 4)
10.17	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Richard J. Rouse (filed as Exhibit 10.3 to the 09/30/14 10-Q)(1, 4)
10.18	—	Employment Agreement, dated as of September 11, 2014 and effective as of January 15, 2015, between the Company and Patrick Carroll (filed as Exhibit 10.4 to the 09/30/14 10-Q)(1, 4)
10.19	—	Long-Term Nonvested Share Agreement dated as of January 12, 2012, between the Company and T. Wilson Eglin (filed as Exhibit 10.14 to the 2011 10-K)(1, 4)

10.20	—	Form of Long-Term Retention Nonvested Share Agreement (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 11, 2013)(1, 4))
10.21	—
Form of Amended and Restated Indemnification Agreement between the Company and certain officers and trustees (filed as Exhibit 10.20 to the Company’s Quarterly Report Form 10-Q for the quarter ended September 30, 2008)(1)

10.22	—
Second Amended and Restated Credit Agreement, dated as of February 12, 2013 among the Company and LCIF as borrowers, KeyBank National Association (“Key”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.1 to the 02/13/13 8-K)(1)

10.23	—
Amended and Restated Term Loan Agreement, dated as of February 13, 2013 among the Company and LCIF, as borrowers, Wells Fargo Bank, National Association (“Wells”), as agent, and each of the financial institutions initially a signatory thereto (filed as Exhibit 10.2 to the 02/13/13 8-K)(1)

10.24	—	Funding Agreement, dated as of July 23, 2006, by and between LCIF and the Company (filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 24, 2006)(1)
10.25	—
Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC and WEM-Brynmawr Associates LLC (filed as Exhibit 10.15 to Amendment No. 5 to Newkirk Registration Statement on Form S-11/A filed October 28, 2005 (“Amendment No. 5 to NKT’s S-11”))(1)

10.26	—
Amendment to the Letter Agreement among the Company (as successor by merger), Apollo Real Estate Investment Fund III, L.P., NKT Advisors LLC, Vornado Realty Trust, Vornado Realty L.P., VNK Corp., Vornado Newkirk LLC, Vornado MLP GP LLC, and WEM-Brynmawr Associates LLC (filed as Exhibit 10.25 to Amendment No. 5 to NKT’s S-11)(1)

10.27	—
Second Amended and Restated Ownership Limit Waiver Agreement (Vornado), dated as of December 6, 2010, between the Company and Vornado Realty, L.P. (together with certain affiliates) (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2010)(1)

10.28	—	Form of 2015 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 9, 2015)(1, 4)
10.29	—
First Amendment to Second Amended and Restated Credit Agreement, dated as of September 30, 2013, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the 10/13/13 8-K)(1)

10.30	—
First Amendment to Amended and Restated Term Loan Agreement, dated as of September 30, 2013, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 10/13/13 8-K)(1)

10.31	—
Second Amendment to Second Amended and Restated Credit Agreement, dated as of December 30, 2013, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 6, 2014 (the “01/06/14” 8-K))(1)

10.32	—
Second Amendment to Amended and Restated Term Loan Agreement, dated as of December 30, 2013, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 01/06/14 8-K)(1)

10.33	—
Third Amendment to Second Amended and Restated Credit Agreement, dated as of March 28, 2014, among the Company and LCIF, as borrowers, Key, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed March 28, 2014 (the “03/28/14 8-K”))(1)

10.34	—
Third Amendment to Amended and Restated Term Loan Agreement, dated as of March 28, 2014, among the Company and LCIF, as borrowers, Wells, as agent, and each of the financial institutions signatory thereto (filed as Exhibit 10.2 to the 03/28/14 8-K)(1)

10.35	—
Ownership Limitation Waiver Agreement (BlackRock), dated as of November 18, 2010 (filed as of Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 24, 2010 (the “11/24/10 8-K”)(1)

10.36	—	First Amendment to Ownership Limitation Waiver Agreement (BlackRock), dated April 25, 2014 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2014)(1)
10.37	—	Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of November 18, 2010 (filed as Exhibit 10.2 to the 11/24/10 8-K)(1)
10.38	—	First Amendment to Ownership Limitation Waiver Agreement (Cohen & Steers), dated as of April 19, 2011 (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2011)(1)
10.39	—
Amended and Restated Registration Rights Agreement, dated as of November 3, 2008, between the Company and Vornado Realty, L.P. and Vornado LXP LLC (filed as Exhibit 10.3 to the Company's Current Report of Form 8-K filed on November 6, 2008)(1)

10.40	—
Equity Distribution Agreement, dated as of January 11, 2013, among the Company and LCIF, on the one hand, and Jefferies & Company, Inc., on the other hand (filed as Exhibit 1.1 to the Company's Current Report on Form 8-K filed on January 14, 2013 (the “01/14/13 8-K”))(1)

10.41	—
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

(3)
This exhibit shall not be deemed “filed” for purposes of Section 11 or 12 of the Securities Act of 1933, as amended (the “Securities Act”), or Section 18 of the Securities Exchanges Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of those sections, and shall not be part of any registration statement to which it may relate, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act or the Exchange Act, except as set forth by specific reference in such filing or document.

(4)	Management contract or compensatory plan or arrangement.

(5)
Attached as Exhibit 101 to this Annual Report on Form 10-K are the following materials, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lexington Realty Trust

Dated:	February 26, 2015	By:	/s/ T. Wilson Eglin
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

Signature	Title

/s/ E. Robert Roskind E. Robert Roskind	Chairman

/s/ Richard J. Rouse Richard J. Rouse	Vice Chairman, Chief Investment Officer and Trustee

/s/ T. Wilson Eglin T. Wilson Eglin	Chief Executive Officer, President and Trustee (principal executive officer)

/s/ Patrick Carroll Patrick Carroll	Chief Financial Officer, Executive Vice President and Treasurer (principal financial officer and principal accounting officer)

/s/ Joseph S. Bonventre Joseph S. Bonventre	Executive Vice President, General Counsel and Secretary

/s/ Harold First Harold First	Trustee

/s/ Richard S. Frary Richard S. Frary	Trustee

________________ James Grosfeld	Trustee

/s/ Kevin W. Lynch Kevin W. Lynch	Trustee
Each dated: February 26, 2015