Form 10-Q
period 2015-03-31
LEXINGTON REALTY TRUST
filed 2015-05-07
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 235,940,610 common shares of beneficial interest, par value $0.0001 per share, as of May 4, 2015.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	March 31, 2015	December 31, 2014
Assets:
Real estate, at cost	$3,828,966	$3,671,560
Real estate - intangible assets	732,080	705,566
Investments in real estate under construction	125,571	106,238
	4,686,617	4,483,364
Less: accumulated depreciation and amortization	1,235,733	1,196,114
Real estate, net	3,450,884	3,287,250
Assets held for sale	—	3,379
Cash and cash equivalents	54,821	191,077
Restricted cash	17,290	17,379
Investment in and advances to non-consolidated entities	21,836	19,402
Deferred expenses, net	67,827	65,860
Loans receivable, net	105,827	105,635
Rent receivable – current	9,692	6,311
Rent receivable – deferred	74,541	61,372
Other assets	24,240	20,229
Total assets	$3,826,958	$3,777,894

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$901,328	$945,216
Credit facility borrowings	93,000	—
Term loans payable	505,000	505,000
Senior notes payable	497,743	497,675
Convertible notes payable	15,152	15,664
Trust preferred securities	129,120	129,120
Dividends payable	43,202	42,864
Liabilities held for sale	—	2,843
Accounts payable and other liabilities	32,915	37,740
Accrued interest payable	13,112	8,301
Deferred revenue - including below market leases, net	66,162	68,215
Prepaid rent	23,745	16,336
Total liabilities	2,320,479	2,268,974

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 234,819,421 and 233,278,037 shares issued and outstanding in 2015 and 2014, respectively	23	23
Additional paid-in-capital	2,772,841	2,763,374
Accumulated distributions in excess of net income	(1,379,929)	(1,372,051)
Accumulated other comprehensive income (loss)	(3,692)	404
Total shareholders’ equity	1,483,259	1,485,766
Noncontrolling interests	23,220	23,154
Total equity	1,506,479	1,508,920
Total liabilities and equity	$3,826,958	$3,777,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended March 31,
	2015	2014
Gross revenues:
Rental	$100,016	$96,365
Advisory and incentive fees	146	122
Tenant reimbursements	8,426	7,651
Total gross revenues	108,588	104,138
Expense applicable to revenues:
Depreciation and amortization	(40,274)	(37,947)
Property operating	(16,582)	(15,621)
General and administrative	(7,822)	(8,037)
Non-operating income	2,468	2,951
Interest and amortization expense	(23,003)	(23,816)
Debt satisfaction gains (charges), net	10,375	(3,304)
Impairment charges	(1,139)	(16,400)
Gain on sale of property	148	—
Income before provision for income taxes, equity in earnings of non-consolidated entities and discontinued operations	32,759	1,964
Provision for income taxes	(441)	(591)
Equity in earnings of non-consolidated entities	366	281
Income from continuing operations	32,684	1,654
Discontinued operations:
Income from discontinued operations	110	2,487
Provision for income taxes	—	(18)
Gain on sale of property	1,577	—
Impairment charges	—	(2,309)
Total discontinued operations	1,687	160
Net income	34,371	1,814
Less net income attributable to noncontrolling interests	(866)	(928)
Net income attributable to Lexington Realty Trust shareholders	33,505	886
Dividends attributable to preferred shares – Series C	(1,572)	(1,572)
Allocation to participating securities	(104)	(153)
Net income (loss) attributable to common shareholders	$31,829	$(839)
Income (loss) per common share – basic:
Income (loss) from continuing operations	$0.13	$—
Income from discontinued operations	0.01	—
Net income (loss) attributable to common shareholders	$0.14	$—
Weighted-average common shares outstanding – basic	232,525,675	227,156,690
Income (loss) per common share – diluted:
Income (loss) from continuing operations	$0.13	$—
Income from discontinued operations	0.01	—
Net income (loss) attributable to common shareholders	$0.14	$—
Weighted-average common shares outstanding – diluted	232,957,265	227,156,690
Amounts attributable to common shareholders:
Income (loss) from continuing operations	$30,142	$(980)
Income from discontinued operations	1,687	141
Net income (loss) attributable to common shareholders	$31,829	$(839)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended March 31,
	2015	2014
Net income	$34,371	$1,814
Other comprehensive loss:
Change in unrealized loss on interest rate swaps, net	(4,096)	(512)
Other comprehensive loss	(4,096)	(512)
Comprehensive income	30,275	1,302
Comprehensive income attributable to noncontrolling interests	(866)	(928)
Comprehensive income attributable to Lexington Realty Trust shareholders	$29,409	$374
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Three Months ended March 31, 2015		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	$94,016	$23	$2,763,374	$(1,372,051)	$404	$23,154
Issuance of common shares upon conversion of convertible notes	652	—	—	652	—	—	—
Issuance of common shares and deferred compensation amortization, net	8,815	—	—	8,815	—	—	—
Dividends/distributions	(42,183)	—	—	—	(41,383)	—	(800)
Net income	34,371	—	—	—	33,505	—	866
Other comprehensive loss	(4,096)	—	—	—	—	(4,096)	—
Balance March 31, 2015	$1,506,479	$94,016	$23	$2,772,841	$(1,379,929)	$(3,692)	$23,220

Three Months ended March 31, 2014		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	$94,016	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units	(1,962)	—	—	(993)	—	—	(969)
Issuance of common shares upon conversion of convertible notes	3,149	—	—	3,149	—	—	—
Issuance of common shares and deferred compensation amortization, net	6,694	—	—	6,694	—	—	—
Dividends/distributions	(40,415)	—	—	—	(39,477)	—	(938)
Net income	1,814	—	—	—	886	—	928
Other comprehensive loss	(512)	—	—	—	—	(512)	—
Balance March 31, 2014	$1,508,251	$94,016	$23	$2,726,637	$(1,339,118)	$3,927	$22,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Three Months ended March 31,
	2015	2014
Net cash provided by operating activities:	$57,921	$59,942
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(197,275)	(38,643)
Investment in real estate under construction	(30,778)	(46,376)
Capital expenditures	(1,717)	(3,051)
Net proceeds from sale of properties	4,433	325
Principal payments received on loans receivable	64	401
Investment in loans receivable	(83)	(20,267)
Investments in non-consolidated entity	(3,032)	—
Distributions from non-consolidated entities in excess of accumulated earnings	221	315
Increase in deferred leasing costs	(1,420)	(3,985)
Change in escrow deposits and restricted cash	(1,540)	(801)
Real estate deposits, net	(1,999)	(308)
Net cash used in investing activities	(233,126)	(112,390)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(41,045)	(39,098)
Conversion of convertible notes	—	(62)
Principal amortization payments	(13,867)	(14,139)
Principal payments on debt, excluding normal amortization	(83,320)	(19,515)
Change in credit facility borrowings, net	93,000	(6,000)
Proceeds from term loans	—	99,000
Increase in deferred financing costs	(2,444)	(482)
Proceeds of mortgages and notes payable	80,843	—
Cash distributions to noncontrolling interests	(800)	(938)
Redemption of noncontrolling interests	—	(1,962)
Issuance of common shares, net	6,582	4,433
Net cash provided by financing activities	38,949	21,237
Change in cash and cash equivalents	(136,256)	(31,211)
Cash and cash equivalents, at beginning of period	191,077	77,261
Cash and cash equivalents, at end of period	$54,821	$46,050

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
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
As of March 31, 2015, the Company had ownership interests in approximately 215 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, technology, finance/insurance, automotive and transportation/logistics.
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
The Company conducts its operations either directly or indirectly through (1) property owner subsidiaries and lender subsidiaries, which are single purpose entities, (2) an operating partnership, Lepercq Corporate Income Fund L.P. (“LCIF”), in which the Company is the sole unit holder of the general partner and the sole unit holder of the limited partner that holds a majority of the limited partner interests, (3) a wholly-owned TRS, and (4) investments in joint ventures. On December 30, 2013, another operating partnership, Lepercq Corporate Income Fund II L.P. (“LCIF II”), was merged with and into LCIF with LCIF as the surviving entity. References to “OP Units” refer to units of limited partner interests in LCIF and LCIF II, as applicable. Property owner subsidiaries are landlords under leases for properties in which the Company has an interest and/or borrowers under loan agreements secured by properties in which the Company has an investment and lender subsidiaries are lenders under loan agreements where the Company made an investment in a loan asset, but in all cases are separate and distinct legal entities. The assets and credit of a property owner subsidiary or a lender subsidiary are not available to satisfy the debt and other obligations of any other person, including any other property owner subsidiary, or lender subsidiary or any other affiliate.
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
The financial statements contained in this Quarterly Report on Form 10-Q for the three months ended March 31, 2015 (this “Quarterly Report”) have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three months ended March 31, 2015 and 2014, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 (“Annual Report”).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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
Reclassifications. Certain amounts included in the 2014 unaudited condensed consolidated financial statements have been reclassified, primarily relating to discontinued operations, to conform to the 2015 presentation.
Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Company adopted this guidance effective January 1, 2015. The guidance requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2014 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of March 31, 2015. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2014 as the dispositions did not represent a strategic shift in operations. The implementation of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

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
In February 2015, the FASB issued Accounting Standards Update 2015-02, Consolidation (Topic 810) - Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In accordance with the guidance, all legal entities are subject to reevaluation under the revised consolidation model. The guidance is effective in the first quarter of 2016 and early adoption is allowed. The Company is currently evaluating the impact of the adoption of this new guidance on its unaudited condensed consolidated financial statements.
In April 2015, the FASB issued Accounting Standards Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented on the balance sheet as a direct deduction from the carrying amount of the related debt liability. The guidance is effective in the first quarter of 2016 and requires retrospective application. The Company is currently evaluating the impact of the adoption of this new guidance on its unaudited condensed consolidated financial statements.

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
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three months ended March 31, 2015 and 2014:

	Three months ended March 31,
	2015	2014
BASIC
Income (loss) from continuing operations attributable to common shareholders	$30,142	$(980)
Income from discontinued operations attributable to common shareholders	1,687	141
Net income (loss) attributable to common shareholders	$31,829	$(839)
Weighted-average number of common shares outstanding	232,525,675	227,156,690
Income (loss) per common share:
Income (loss) from continuing operations	$0.13	$—
Income from discontinued operations	0.01	—
Net income (loss) attributable to common shareholders	$0.14	$—

DILUTED
Income (loss) from continuing operations attributable to common shareholders - basic	$30,142	$(980)
Impact of assumed conversions:
Share options	—	—
Income (loss) from continuing operations attributable to common shareholders	30,142	(980)
Income from discontinued operations attributable to common shareholders - basic	1,687	141
Impact of assumed conversions:
Share options	—	—
Income from discontinued operations attributable to common shareholders	1,687	141
Net income (loss) attributable to common shareholders	$31,829	$(839)

Weighted-average common shares outstanding - basic	232,525,675	227,156,690
Effect of dilutive securities:
Share options	431,590	—
Weighted-average common shares outstanding	232,957,265	227,156,690

Income (loss) per common share:
Income (loss) from continuing operations	$0.13	$—
Income from discontinued operations	0.01	—
Net income (loss) attributable to common shareholders	$0.14	$—
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction
The Company, through property owner subsidiaries, completed the following acquisitions, each of which is subject to a lease having a term in excess of ten years (an “LTL”), during the three months ended March 31, 2015:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
LTL - Office	Auburn Hills, MI	March 2015	$40,025	03/2029	$4,416	$30,012	$5,597
LTL - Industrial	Houston, TX	March 2015	$28,650	03/2035	$4,674	$19,540	$4,436
LTL - Industrial	Brookshire, TX	March 2015	$22,450	03/2035	$2,388	$16,614	$3,448
LTL - Industrial	Canton, MS	March 2015	$89,300	02/2027	$5,077	$71,289	$12,934
LTL - Land/Infrastructure	Venice, FL	January 2015	$16,850	01/2055	$4,696	$11,753	$401
			$197,275		$21,251	$149,208	$26,816

The Company recognized aggregate acquisition and pursuit expenses of $468 and $368 for the three months ended March 31, 2015 and 2014, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
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
As of March 31, 2015, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion Date
Oak Creek, WI	LTL - Industrial	164,000	$22,609	20	2Q 15
Thomson, GA	LTL - Industrial	208,000	$10,245	15	2Q 15
Richmond, VA	LTL - Office	330,000	$110,137	15	3Q 15
Lake Jackson, TX	LTL - Office	664,000	$166,164	20	4Q 16
		1,366,000	$309,155
The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest. As of March 31, 2015 and December 31, 2014, the Company's aggregate investment in development arrangements was $125,571 and $106,238, respectively, which includes $4,106 and $2,828 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, the Company has committed to acquire the following properties:

Location	Property Type	Estimated Acquisition Cost	Estimated Acquisition Date	Lease Term (Years)
Richland, WA	LTL - Industrial	$155,000	4Q 15	20
Detroit, MI	LTL - Industrial	$29,680	1Q 16	20
		$184,680
The Company can give no assurances that any of these acquisitions under contract or build-to-suit transactions will be consummated.

(4)	Property Dispositions, Discontinued Operations and Real Estate Impairment
During the three months ended March 31, 2015, the Company disposed of its interest in an office property to an unrelated third party for a gross disposition price of $4,950, which was held for sale at December 31, 2014, and conveyed two office properties, along with their escrow deposits, in satisfaction of a $30,293 non-recourse secured mortgage loan. In addition, during the three months ended March 31, 2015, the Company disposed of a vacant retail property, with a zero basis, upon the expiration of the related ground lease. During the three months ended March 31, 2014, the Company disposed of its interest in one vacant retail property to an unrelated third party for a gross disposition price of $350. During the three months ended March 31, 2015, the Company recognized aggregate gains on sales of properties of $1,725. In addition, during the three months ended March 31, 2015, the Company recognized aggregate net gains on debt satisfaction of $10,466 relating to disposed properties. The results of operations for properties disposed of in 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the unaudited condensed consolidated financial statements in accordance with recent guidance issued by the FASB. As of March 31, 2015, the Company had no properties classified as held for sale.
The following presents the operating results for the properties sold for the applicable periods:

	Three months ended March 31,
	2015	2014
Total gross revenues	$163	$9,275
Pre-tax income, including gains on sales	$12,282	$178
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the three months ended March 31, 2014, the Company recognized $2,309 of impairment charges in discontinued operations relating to real estate assets that were disposed of below their carrying value or classified as held for sale.
In addition, the Company recognized impairment charges of $1,139 and $16,400 in continuing operations during the three months ended March 31, 2015 and 2014. The Company determined that the expected undiscounted cash flows based upon the revised estimated holding periods of certain assets were below the current carrying values. Accordingly, the Company reduced the carrying value of the properties to their estimated then fair values of $475 and $5,574, respectively. The property impaired during the three months ended March 31, 2014 is for an office property in Rochester, New York, which is encumbered by a $17,234 non-recourse secured mortgage loan as of March 31, 2015.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(5)	Loans Receivable
As of March 31, 2015 and December 31, 2014, the Company's loans receivable were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of March 31, 2015 and December 31, 2014:

	Loan carrying-value(1)
Loan	3/31/2015	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$12,221	$12,152	6.45%	10/2015
Southfield, MI(3)	3,310	3,296	4.55%	02/2015
Austin, TX	2,914	2,800	16.00%	10/2018
Kennewick, WA	85,314	85,254	9.00%	05/2022
Other	2,068	2,133	8.00%	2021-2022
	$105,827	$105,635

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrowers are in default and the Company commenced foreclosure proceedings. The tenant at the office property constituting the collateral terminated its lease. The Company recognized an impairment of $13,939 during 2013. During the three months ended March 31, 2015 and 2014, the Company recognized $0 and $425 of interest income relating to the impaired loan, respectively, and the loan had an average recorded investment value of $12,510 and $12,561, respectively. At March 31, 2015, the impaired loan receivable had a contractual unpaid balance of $29,455.

(3)
The Company recorded a $2,500 loan loss in the fourth quarter of 2014 as the Company determined it was probable that it would not collect the amount owed at maturity. During the three months ended March 31, 2015, the Company recognized $14 of interest income relating to the impaired loan and the loan had an average recorded investment of $3,303. At March 31, 2015, the impaired loan receivable had a contractual unpaid balance of $6,083. See note 15.

The Company had two types of financing receivables: loans receivable and a capitalized financing lease. The Company determined that its financing receivables operate within one portfolio segment as they are within the same industry and use the same impairment methodology. The Company's loans receivable are secured by commercial real estate assets and the capitalized financing lease, for a commercial office property located in Greenville, South Carolina, was sold in December 2014. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of March 31, 2015, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than as disclosed above.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of March 31, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$475	$—	$—	$475
Interest rate swap liabilities	$(3,692)	$—	$(3,692)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,153	$—	$1,153	$—
Impaired real estate assets*	$25,679	$—	$—	$25,679
Impaired loan receivable*	$3,296	$—	$—	$3,296
Interest rate swap liabilities	$(749)	$—	$(749)	$—
*Represents a non-recurring fair value measurement.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$105,827	$104,599	$105,635	$105,061

Liabilities
Debt (Level 3)	$2,141,343	$2,148,262	$2,092,675	$2,091,364
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of March 31, 2015 and December 31, 2014, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
March 31, 2015 and 2014
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

(7)	Investment in and Advances to Non-Consolidated Entities
As of March 31, 2015, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisition of these assets were partially funded through non-recourse mortgage debt with an aggregate balance of $61,735 at March 31, 2015 (the Company's proportionate share was $14,152) with rates ranging from 3.7% to 5.2%.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of March 31, 2015, the Company had a 25% interest in the joint venture. The anticipated total construction cost is $86,491. The Company may provide construction financing to the joint venture up to $56,686. Upon completion, the property will be net leased for a 20-year term.
In August 2013, the Company invested $5,000 in a joint venture, which acquired the fee interest and the related office building improvements of a property in Baltimore, Maryland. Beginning in October 2015, the Company has the right to require the redemption of its interest in the joint venture in exchange for a distribution to the Company of the fee interest, which is leased for a 99-year term to the joint venture.

(8)	Debt
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable of $901,328 and $945,216 as of March 31, 2015 and December 31, 2014, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 8.5% at March 31, 2015 and December 31, 2014 and the mortgages and notes payables mature between 2015 and 2028 as of March 31, 2015. The weighted-average interest rate was 5.0% and 5.2% at March 31, 2015 and December 31, 2014, respectively.
The Company had the following senior notes outstanding as of March 31, 2015:

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
The Company has a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Company’s option. The interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of March 31, 2015). At March 31, 2015, the unsecured revolving credit facility had $93,000 outstanding, outstanding letters of credit of $12,144 and availability of $294,856, subject to covenant compliance.
In 2013, the Company procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of March 31, 2015). The Company has aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
The Company has a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of March 31, 2015). The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. The Company has entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at March 31, 2015.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 151.5965 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.60 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the three months ended March 31, 2015 and 2014, $600 and $2,805, respectively, aggregate principal amount of the notes were converted for 90,957 and 414,637 common shares, respectively, and aggregate cash payments of $62 in the three months ended March 31, 2014, plus accrued and unpaid interest resulting in aggregate debt satisfaction charges of $77 and $574, respectively.
Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	March 31, 2015	December 31, 2014
Principal amount of debt component	$15,628	$16,228
Unamortized discount	(476)	(564)
Carrying amount of debt component	$15,152	$15,664
Carrying amount of equity component	$(33,536)	$(33,160)
Effective interest rate	8.1%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$7,661	$10,432

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

	Three months ended March 31,
Statements of Operations:	2015	2014
6.00% Convertible Guaranteed Notes
Coupon interest	$236	$428
Discount amortization	67	121
	$303	$549
During the three months ended March 31, 2015 and 2014, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company incurred debt satisfaction charges, net of $14 and $2,730, respectively, relating primarily to satisfying non-recourse mortgage debt prior to the stated maturity dates.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the three months ended March 31, 2015 and 2014.
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $4,665 will be reclassified as an increase to interest expense.
As of March 31, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset			Other Assets	$1,153
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(3,692)	Accounts Payable and Other Liabilities	$(749)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) March 31,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) March 31,
Hedging Relationships	2015	2014		2015	2014
Interest Rate Swaps	$(5,468)	$(1,784)	Interest expense	$1,372	$1,272
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of March 31, 2015, the Company has not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the three months ended March 31, 2015 and 2014, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the three months ended March 31, 2015 and 2014, the Company issued 627,247 and 564,501 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $6,685 and $5,416, respectively.
During the three months ended March 31, 2015, the Company granted to certain executive officers performance-based shares, which vest based on the Company’s total shareholder return growth after a three-year measurement period relative to an index (321,018 shares) and its peers (321,011 shares). Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. The fair value of the grants was determined at the grant date using a multifactor Monte Carlo simulation model for a fair value price of $6.66 per share for 321,011 shares and $6.86 per share for 321,018 shares. In addition, during the three months ended March 31, 2015, the Company granted 170,650 common shares to certain employees with a grant date fair value of $1,916. The common shares vest ratably over a three-year service period. Compensation expense is recognized over the requisite service period for all grants. During each of the three months ended March 31, 2015 and 2014, the Company issued 14,000 fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $157 and $142, respectively.
Accumulated other comprehensive income (loss) as of March 31, 2015 and December 31, 2014 represented $(3,692) and $404, respectively, of unrealized gain (loss) on interest rate swaps, net.
Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2014	$404
Other comprehensive loss before reclassifications	(5,468)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	1,372
Balance March 31, 2015	$(3,692)
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
During the three months ended March 31, 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units. In addition, during the three months ended March 31, 2014, 2,605 common shares were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $13.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of March 31, 2015, there were approximately 3,422,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income (Loss) Attributable to Shareholders and Transfers from Noncontrolling Interests
	Three Months ended March 31,
	2015	2014
Net income attributable to Lexington Realty Trust shareholders	$33,505	$886
Transfers from noncontrolling interests:
Decrease in additional paid-in-capital for redemption of noncontrolling OP units	—	(993)
Change from net income (loss) attributable to shareholders and transfers from noncontrolling interests	$33,505	$(107)

(12)	Related Party Transactions
There were no related party transactions other than those disclosed elsewhere in this Quarterly Report and the audited consolidated financial statements in the Annual Report.

(13)	Commitments and Contingencies
In addition to the commitments and contingencies disclosed elsewhere and previously disclosed, the Company has the following commitments and contingencies.
The Company is obligated under certain tenant leases, including its proportionate share for leases for non-consolidated entities, to fund the expansion of the underlying leased properties. During 2014, the Company commenced the expansion of the Byhalia, Mississippi property for an estimated cost of $15,300. The Company, under certain circumstances, may guarantee to tenants the completion of base building improvements and the payment of tenant improvement allowances and lease commissions on behalf of its subsidiaries. As of March 31, 2015, the Company had two outstanding guarantees for (1) the completion of the base building improvements and the payment of a related tenant improvement allowance for an office property in Orlando, Florida, for which the unfunded amounts were estimated to be $1,384 and (2) the full payment of the base building improvement, tenant improvement allowance and lease commissions for an office property in Herndon, Virginia, for which the unfunded amounts were estimated to be $138.
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

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the three months ended March 31, 2015 and 2014, the Company paid $18,671 and $23,198, respectively, for interest and $338 and $509, respectively, for income taxes.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(15)	Subsequent Events
Subsequent to March 31, 2015 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•	disposed of its interest in an office property in Fort Myers, Florida for a gross sales price of $12,400;

•	converted $2,828 aggregate original principal amount of 6.00% Convertible Guaranteed Notes due 2030 for approximately 428,707 common shares; and

•	foreclosed on the borrower of the loan receivable secured by an office property in Southfield, Michigan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three months ended March 31, 2015. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three months ended March 31, 2015 and 2014, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2015, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

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
As of March 31, 2015, we had ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 41.8 million square feet of space, approximately 96.7% of which was leased. The properties in which we have an interest are leased to tenants in various industries, including service, technology, finance/insurance, automotive and transportation/logistics.
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
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 12.4 years at March 31, 2015, compared to approximately 11.1 years at March 31, 2014 on a cash basis.

During the first quarter of 2015, we entered into 12 new leases and lease extensions encompassing 0.9 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $9.94 per square foot compared to the average GAAP base rent on these leases before extension of $9.88 per square foot. The weighted-average cost of tenant improvements and lease commissions was $36.01 per square foot for new leases and $3.98 square foot for extended leases. We expect renewal rents to continue to decline through the end of 2015. However, after 2015, we expect the impact of such lower renewal rents to be mitigated by our capital recycling strategy and annual or periodic rent increases under our long-term leases.

First Quarter 2015 Transaction Summary.
The following summarizes our significant transactions during the three months ended March 31, 2015.
Investments.

•	Committed to acquire, upon completion, a newly built industrial property in Detroit, Michigan for $29.7 million, which is expected to close in the first quarter of 2016.

•	Acquired five properties for an aggregate purchase price of $197.3 million.
Dispositions.

•	Disposed of our interests in three office properties to unrelated third parties for an aggregate gross disposition price of approximately $35.2 million.
Debt.

•	Retired an aggregate $113.6 million of non-recourse mortgage debt with a weighted-average interest rate of 5.6%.

•	Converted $0.6 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030 for 90,957 common shares.

•	Borrowed $93.0 million on our unsecured credit facility.

•	Obtained $80.8 million of long-term non-recourse mortgage debt with a weighted-average interest rate of 3.7% and a weighted-average term of approximately 12 years.
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
During the three months ended March 31, 2015, we completed the following acquisitions, each of which is subject to a lease having a term in excess of ten years, which we refer to as an LTL:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Auburn Hills, MI	LTL - Office	278	$40.0	March 2015	14
Houston, TX	LTL - Industrial	188	28.7	March 2015	20
Brookshire, TX	LTL - Industrial	262	22.4	March 2015	20
Canton, MS	LTL - Industrial	1,466	89.3	March 2015	12
Venice, FL	LTL - Land/Infrastructure	31	16.9	January 2015	40
		2,225	$197.3

The following is a summary of our on-going build-to-suit transactions as of March 31, 2015:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion Date	GAAP Investment Balance as of 3/31/2015(1) (millions)
Oak Creek, WI	LTL - Industrial	164	$22.6	2Q 2015	$16.4
Thomson, GA	LTL - Industrial	208	10.2	2Q 2015	6.6
Richmond, VA	LTL - Office	330	110.1	3Q 2015	73.6
Lake Jackson, TX	LTL - Office	664	166.2	4Q 2016	29.0
		1,366	$309.1		$125.6

(1)	Balance includes equity credits received.
In addition, we have committed to acquire upon their completion the following properties:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Richland, WA	LTL - Industrial	$155.0	4Q 15	20
Detroit, MI	LTL - Industrial	29.7	1Q 16	20
		$184.7

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
During the three months ended March 31, 2015, we obtained $80.8 million of long-term financing with a weighted-average fixed interest rate of 3.7%.
At March 31, 2015, we had $29.2 million and $129.9 million of property specific non-recourse mortgage debt due in 2015 and 2016, respectively. We believe we have sufficient sources of liquidity at March 31, 2015 to meet these obligations through cash on hand ($54.8 million), borrowing capacity on our unsecured revolving credit facility ($294.9 million), which expires in 2017, but can be extended by us to 2018, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the three months ended March 31, 2015, two office properties in Issaquah, Washington were transferred by a deed-in-lieu of foreclosure in satisfaction of the $30.3 million outstanding non-recourse mortgage loan.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows decreased to $57.9 million for the three months ended March 31, 2015 from $59.9 million for the three months ended March 31, 2014. The decrease was primarily related to the impact of properties sales and vacancies at certain properties, offset in part by cash flows generated from acquired proprties. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, the collection of advisory fees, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the three months ended March 31, 2014, were impacted by yield maintenance penalties and other costs incurred aggregating $2.7 million relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $233.1 million and $112.4 million during the three months ended March 31, 2015 and 2014, respectively. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, capital expenditures and loans receivable. Cash provided by investing activities related primarily to proceeds from the sale of properties.
Net cash provided by financing activities totaled $38.9 million and $21.2 million during the three months ended March 31, 2015 and 2014, respectively. Cash provided by financing activities related primarily to borrowings under our corporate level debt instruments, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares. Cash used in financing activities was primarily attributable to dividend and distribution payments and repayment of debt obligations.
Dividends. Dividends paid to our common and preferred shareholders increased to $41.0 million in the three months ended March 31, 2015, compared to $39.1 million in the three months ended March 31, 2014. This increase resulted from an increase in our quarterly common share dividend paid in 2015 to $0.17 per common share per quarter compared to $0.165 per common share per quarter paid in 2014 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of March 31, 2015, 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P. or LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $37.9 million based on the closing price of $9.83 per common share on March 31, 2015 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of March 31, 2015:

Issue Date	Face Amount	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000
The senior notes are unsecured and pay interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
We have a $400.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017, but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of March 31, 2015). At March 31, 2015, the unsecured revolving credit facility had $93.0 million outstanding, outstanding letters of credit of $12.1 million and availability of $294.9 million, subject to covenant compliance.

We also have a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of March 31, 2015). As of March 31, 2015, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average interest rate of 1.09% through February 2018 on the $250.0 million outstanding.
In addition, we also have a $255.0 million unsecured term loan from Wells Fargo Bank, National Association, as agent. The term loan matures in January 2019 and requires regular payments of interest only at interest rates that range from LIBOR plus 1.50% to 2.25% (1.75% as of March 31, 2015). We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. As of March 31, 2015, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average interest rate of 1.42% through January 2019 on the $255.0 million outstanding.
As of March 31, 2015, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended March 31, 2015 compared with three months ended March 31, 2014. The increase in total gross revenues during the three months ended March 31, 2015 of $4.5 million was primarily attributable to an increase in rental revenue of $3.7 million and an increase in tenant reimbursements of $0.8 million. Rental revenue increased primarily due to 2015 and 2014 property acquisitions of $4.8 million, offset in part by 2015 property sales of $1.1 million. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization increased by $2.3 million primarily due to newly acquired properties.
The increase in property operating expenses of $1.0 million was primarily due to an increase in vacancy at certain properties that were previously 100% net-leased, the net impact of management of certain properties being transferred between the tenant and us and an increase in pursuit costs.
Non-operating income decreased by $0.5 million primarily due to a decrease in interest recognized on loan investments due to borrower defaults and loan repayments, coupled with the sale of a property in 2014 subject to a capital lease.
The decrease in interest and amortization expense of $0.8 million is primarily due to a decrease in the weighted-average interest rate of our borrowings.
The increase in debt satisfaction gains, net, of $13.7 million was primarily due to the timing of debt retirements.
The impairment charge of $1.1 million during the three months ended March 31, 2015 relates to the impairment of a vacant retail property in Franklin, Ohio. The impairment charge of $16.4 million during the three months ended March 31, 2014 relates to the impairment of an office property in Rochester, New York.
Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014. The increase in total income from discontinued operations of $1.5 million was primarily due to an increase in gains on sales of properties of $1.6 million and a decrease in impairment charges of $2.3 million, offset by a decrease in income from discontinued operations of $2.4 million.
The increase in net income attributable to common shareholders of $32.7 million was primarily due to the items discussed above.
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

Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2015 and 2014. Our historical same-store occupancy was 96.4% at March 31, 2015 compared to 98.2% at March 31, 2014. The following presents our consolidated same-store net operating income, or NOI, for the three months ended March 31, 2015 and 2014 ($000):

	2015	2014
Total base rent	$89,431	$92,538
Tenant reimbursements	8,358	7,638
Property operating expenses	(15,983)	(15,263)
Same-store NOI	$81,806	$84,913
Our same-store NOI decreased from 2014 to 2015 by 3.7%. This was primarily due to a decrease in base rent resulting from vacancies at certain properties.
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
We present FFO available to common shareholders and unitholders - basic and FFO available to common shareholders and unitholders - diluted. We also present Company FFO which adjusts FFO available to common shareholders and unitholders - diluted for certain items which we believe are not indicative of the operating results of our real estate portfolio. We believe this is an appropriate presentation as it is frequently requested by security analysts, investors and other interested parties. Since others do not calculate funds from operations in a similar fashion, FFO available to common shareholders and unitholders - diluted and Company FFO may not be comparable to similarly titled measures as reported by others. FFO available to common shareholders and unitholders - diluted and Company FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow as a measure of liquidity.

The following presents a reconciliation of net income (loss) attributable to common shareholders to FFO available to common shareholders and unitholders and Company FFO for the three months ended March 31, 2015 and 2014 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended March 31,
	2015	2014
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income (loss) attributable to common shareholders	$31,829	$(839)
Adjustments:
Depreciation and amortization	38,922	39,939
Impairment charges - real estate	1,139	18,709
Noncontrolling interests - OP units	550	581
Amortization of leasing commissions	1,352	1,454
Joint venture and noncontrolling interest adjustment	321	633
Gains on sales of properties, net of tax	(1,725)	—
FFO available to common shareholders and unitholders - basic	72,388	60,477
Preferred dividends	1,572	1,572
Interest and amortization on 6.00% Convertible Guaranteed Notes	319	579
Amount allocated to participating securities	104	153
FFO available to common shareholders and unitholders - diluted	74,383	62,781
Debt satisfaction (gains) charges , net	(10,375)	3,304
Other / Transaction costs	468	372
Company FFO available to common shareholders and unitholders - diluted	$64,476	$66,457

Per Common Share and Unit Amounts
Basic:
FFO	$0.31	$0.26

Diluted:
FFO	$0.30	$0.26
Company FFO	$0.26	$0.28

Weighted-Average Common Shares:
Basic(1)	236,378,649	231,037,595
Diluted	244,045,197	240,619,535
(1) Includes all OP units other than OP units held by us.
Off-Balance Sheet Arrangements

As of March 31, 2015, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

In addition, we had $12.1 million in outstanding letters of credit at March 31, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable rate indebtedness was $93.0 million and $42.0 million at March 31, 2015 and 2014, respectively, which represented 4.3% and 2.0%, respectively, of our consolidated indebtedness. During the three months ended March 31, 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.3% and 1.6%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended March 31, 2015 and 2014 would have increased by $3 thousand and $81 thousand, respectively. As of March 31, 2015 and 2014, our consolidated fixed-rate debt was $2.1 billion for each period, which represented 95.7% and 98.0%, respectively, of our total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of March 31, 2015 and are indicative of the interest rate environment as of March 31, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $2.1 billion as of March 31, 2015.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of March 31, 2015, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

Internal Control Over Financial Reporting. There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended March 31, 2015 pursuant to publicly announced repurchase plans:

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - 31, 2015	—	$—	—	1,056,731
February 1 - 28, 2015	—	$—	—	1,056,731
March 1 - 31, 2015	—	$—	—	1,056,731
First quarter 2015	—	$—	—	1,056,731

(1)	Share repurchase plan most recently announced on December 17, 2007, which has no expiration date.

During the three months ended March 31, 2015, we issued 90,957 common shares upon conversion of $0.6 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated conversion rate of 151.5965 common shares per $1,000 principal amount of the notes. The conversion was pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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
Agreement and Plan of Merger dated as of December 23, 2013, by and among Lepercq Corporate Income Fund L.P. (“LCIF”) and Lepercq Corporate Income Fund II L.P. (“LCIF II”) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 24, 2013)(1)

3.6	—	Sixth Amended and Restated Agreement of Limited Partnership of LCIF, dated as of December 30, 2013 (filed as Exhibit 3.25 to the Company's Annual Report on Form 10-K filed February 26, 2014)(1)
4.1	—	Specimen of Common Shares Certificate of the Company (filed as Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2014)(1)
4.2	—	Form of 6.50% Series C Cumulative Convertible Preferred Stock certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form 8A filed December 8, 2004)(1)
4.3	—
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
Tenth Supplemental Indenture, dated as of September 30, 2013, among the Company, certain subsidiaries of the Company signatories thereto, and U.S. Bank National Association, as trustee (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 3, 2013)(1)

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

10.1	—	Form of 2015 Nonvested Share Agreement (Performance and Service) (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed January 9, 2015)(1, 4)
31.1	—	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
31.2	—	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(2)
32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(3)
101.INS	—	XBRL Instance Document (2, 5)
101.SCH	—	XBRL Taxonomy Extension Schema (2, 5)
101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase (2, 5)
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document (2, 5)
101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document (2, 5)
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document (2, 5)

(1)	Incorporated by reference.

(2)	Filed herewith.

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2015 and 2014; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	May 7, 2015	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	May 7, 2015	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)