Form 10-Q
period 2015-06-30
LEXINGTON REALTY TRUST
filed 2015-08-05
CIK 910108

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015.
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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 236,329,031 common shares of beneficial interest, par value $0.0001 per share, as of August 3, 2015.

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

PART I. - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited and in thousands, except share and per share data)

	June 30, 2015	December 31, 2014
Assets:
Real estate, at cost	$3,734,513	$3,671,560
Real estate - intangible assets	721,571	705,566
Investments in real estate under construction	147,047	106,238
	4,603,131	4,483,364
Less: accumulated depreciation and amortization	1,220,203	1,196,114
Real estate, net	3,382,928	3,287,250
Assets held for sale	33,364	3,379
Cash and cash equivalents	64,382	191,077
Restricted cash	12,844	17,379
Investment in and advances to non-consolidated entities	28,241	19,402
Deferred expenses, net	63,780	65,860
Loans receivable, net	108,309	105,635
Rent receivable – current	8,523	6,311
Rent receivable – deferred	79,513	61,372
Other assets	26,113	20,229
Total assets	$3,807,997	$3,777,894

Liabilities and Equity:
Liabilities:
Mortgages and notes payable	$865,860	$945,216
Credit facility borrowings	93,000	—
Term loans payable	505,000	505,000
Senior notes payable	497,811	497,675
Convertible notes payable	12,464	15,664
Trust preferred securities	129,120	129,120
Dividends payable	43,628	42,864
Liabilities held for sale	20,801	2,843
Accounts payable and other liabilities	43,070	37,740
Accrued interest payable	9,235	8,301
Deferred revenue - including below market leases, net	44,328	68,215
Prepaid rent	16,589	16,336
Total liabilities	2,280,906	2,268,974

Commitments and contingencies
Equity:
Preferred shares, par value $0.0001 per share; authorized 100,000,000 shares:
Series C Cumulative Convertible Preferred, liquidation preference $96,770; 1,935,400 shares issued and outstanding	94,016	94,016
Common shares, par value $0.0001 per share; authorized 400,000,000 shares, 235,940,610 and 233,278,037 shares issued and outstanding in 2015 and 2014, respectively	24	23
Additional paid-in-capital	2,784,423	2,763,374
Accumulated distributions in excess of net income	(1,372,170)	(1,372,051)
Accumulated other comprehensive income (loss)	(2,226)	404
Total shareholders’ equity	1,504,067	1,485,766
Noncontrolling interests	23,024	23,154
Total equity	1,527,091	1,508,920
Total liabilities and equity	$3,807,997	$3,777,894
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited and in thousands, except share and per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Gross revenues:
Rental	$102,440	$97,564	$202,456	$193,929
Tenant reimbursements	7,893	7,883	16,319	15,534
Total gross revenues	110,333	105,447	218,775	209,463
Expense applicable to revenues:
Depreciation and amortization	(41,808)	(37,763)	(82,083)	(75,710)
Property operating	(15,534)	(15,449)	(32,116)	(31,130)
General and administrative	(7,971)	(6,631)	(15,792)	(14,609)
Non-operating income	3,084	3,079	5,698	6,152
Interest and amortization expense	(23,339)	(25,319)	(46,342)	(49,135)
Debt satisfaction gains (charges), net	3,776	(4,187)	14,151	(7,491)
Impairment charges	(113)	—	(1,252)	(16,400)
Gains on sales of properties	21,426	—	21,574	—
Income before benefit (provision) for income taxes, equity in earnings (losses) of non-consolidated entities and discontinued operations	49,854	19,177	82,613	21,140
Benefit (provision) for income taxes	52	(284)	(389)	(875)
Equity in earnings (losses) of non-consolidated entities	306	(209)	672	73
Income from continuing operations	50,212	18,684	82,896	20,338
Discontinued operations:
Income (loss) from discontinued operations	(1)	1,793	109	4,279
Provision for income taxes	(4)	(19)	(4)	(36)
Debt satisfaction charges, net	—	(299)	—	(299)
Gains on sales of properties	—	3,510	1,577	3,510
Impairment charges	—	(8,382)	—	(10,691)
Total discontinued operations	(5)	(3,397)	1,682	(3,237)
Net income	50,207	15,287	84,578	17,101
Less net income attributable to noncontrolling interests	(875)	(837)	(1,741)	(1,765)
Net income attributable to Lexington Realty Trust shareholders	49,332	14,450	82,837	15,336
Dividends attributable to preferred shares – Series C	(1,573)	(1,573)	(3,145)	(3,145)
Allocation to participating securities	(105)	(135)	(192)	(287)
Net income attributable to common shareholders	$47,654	$12,742	$79,500	$11,904
Income (loss) per common share – basic:
Income from continuing operations	$0.20	$0.07	$0.33	$0.07
Income (loss) from discontinued operations	—	(0.02)	0.01	(0.02)
Net income attributable to common shareholders	$0.20	$0.05	$0.34	$0.05
Weighted-average common shares outstanding – basic	233,812,062	228,368,053	233,172,422	227,765,718
Income (loss) per common share – diluted:
Income from continuing operations	$0.20	$0.07	$0.33	$0.07
Income (loss) from discontinued operations	—	(0.02)	0.01	(0.02)
Net income attributable to common shareholders	$0.20	$0.05	$0.34	$0.05
Weighted-average common shares outstanding – diluted	239,903,370	228,851,184	239,559,842	228,275,608
Amounts attributable to common shareholders:
Income from continuing operations	$47,659	$16,158	$77,818	$15,179
Income (loss) from discontinued operations	(5)	(3,416)	1,682	(3,275)
Net income attributable to common shareholders	$47,654	$12,742	$79,500	$11,904
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited and in thousands)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$50,207	$15,287	$84,578	$17,101
Other comprehensive income (loss):
Change in unrealized gain (loss) on interest rate swaps, net	1,466	(3,993)	(2,630)	(4,505)
Other comprehensive income (loss)	1,466	(3,993)	(2,630)	(4,505)
Comprehensive income	51,673	11,294	81,948	12,596
Comprehensive income attributable to noncontrolling interests	(875)	(837)	(1,741)	(1,765)
Comprehensive income attributable to Lexington Realty Trust shareholders	$50,798	$10,457	$80,207	$10,831
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited and in thousands)

Six Months ended June 30, 2015		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2014	$1,508,920	$94,016	$23	$2,763,374	$(1,372,051)	$404	$23,154
Issuance of common shares upon conversion of convertible notes	3,733	—	—	3,733	—	—	—
Issuance of common shares and deferred compensation amortization, net	17,317	—	1	17,316	—	—	—
Dividends/distributions	(84,827)	—	—	—	(82,956)	—	(1,871)
Net income	84,578	—	—	—	82,837	—	1,741
Other comprehensive loss	(2,630)	—	—	—	—	(2,630)	—
Balance June 30, 2015	$1,527,091	$94,016	$24	$2,784,423	$(1,372,170)	$(2,226)	$23,024

Six Months ended June 30, 2014		Lexington Realty Trust Shareholders
	Total	Preferred Shares	Common Shares	Additional Paid-in-Capital	Accumulated Distributions in Excess of Net Income	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests
Balance December 31, 2013	$1,539,483	$94,016	$23	$2,717,787	$(1,300,527)	$4,439	$23,745
Redemption of noncontrolling OP units	(1,962)	—	—	(959)	—	—	(1,003)
Issuance of common shares upon conversion of convertible notes	3,149	—	—	3,149	—	—	—
Issuance of common shares and deferred compensation amortization, net	15,197	—	—	15,197	—	—	—
Dividends/distributions	(82,402)	—	—	—	(80,216)	—	(2,186)
Net income	17,101	—	—	—	15,336	—	1,765
Other comprehensive loss	(4,505)	—	—	—	—	(4,505)	—
Balance June 30, 2014	$1,486,061	$94,016	$23	$2,735,174	$(1,365,407)	$(66)	$22,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited and in thousands)

	Six Months ended June 30,
	2015	2014
Net cash provided by operating activities:	$112,509	$103,721
Cash flows from investing activities:
Acquisition of real estate, including intangible assets	(197,926)	(51,962)
Investment in real estate under construction	(62,290)	(69,073)
Capital expenditures	(5,343)	(5,403)
Net proceeds from sale of properties	78,857	33,226
Principal payments received on loans receivable	1,130	1,104
Investment in loans receivable	(9,857)	(20,833)
Investments in non-consolidated entities	(10,005)	—
Distributions from non-consolidated entities in excess of accumulated earnings	896	876
Increase in deferred leasing costs	(3,176)	(6,519)
Change in escrow deposits and restricted cash	1,507	(2,610)
Real estate deposits, net	(5,944)	(37)
Net cash used in investing activities	(212,151)	(121,231)
Cash flows from financing activities:
Dividends to common and preferred shareholders	(82,192)	(78,343)
Conversion of convertible notes	—	(62)
Principal amortization payments	(20,138)	(20,971)
Principal payments on debt, excluding normal amortization	(106,956)	(163,267)
Change in credit facility borrowings, net	93,000	(48,000)
Proceeds from senior notes	—	249,708
Proceeds from term loans	—	99,000
Increase in deferred financing costs	(2,695)	(3,215)
Proceeds of mortgages and notes payable	80,843	27,790
Cash distributions to noncontrolling interests	(1,871)	(2,186)
Redemption of noncontrolling interests	—	(1,962)
Issuance of common shares, net	12,956	10,861
Net cash provided by (used in) financing activities	(27,053)	69,353
Change in cash and cash equivalents	(126,695)	51,843
Cash and cash equivalents, at beginning of period	191,077	77,261
Cash and cash equivalents, at end of period	$64,382	$129,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
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
As of June 30, 2015, the Company had ownership interests in approximately 215 consolidated real estate properties, located in 40 states. The properties in which the Company has an interest are leased to tenants in various industries, including service, technology, automotive, finance/insurance and transportation/logistics.
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
The financial statements contained in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 (this “Quarterly Report”) have been prepared by the Company in accordance with GAAP for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all information and footnotes required by GAAP for complete financial statements. However, in the opinion of management, the interim financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair statement of the results of the periods presented. The results of operations for the three and six months ended June 30, 2015 and 2014, are not necessarily indicative of the results that may be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2014 filed with the SEC on February 26, 2015 (“Annual Report”).

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Use of Estimates. Management has made a number of significant estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses to prepare these unaudited condensed consolidated financial statements in conformity with GAAP. These estimates and assumptions are based on management's best estimates and judgment. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors. Management adjusts such estimates when facts and circumstances dictate. The most significant estimates made include the recoverability of accounts receivable, the allocation of property purchase price to tangible and intangible assets acquired and liabilities assumed, the determination of VIEs and which entities should be consolidated, the determination of impairment of long-lived assets, loans receivable and equity method investments, the valuation of derivative financial instruments and the useful lives of long-lived assets. Actual results could differ materially from those estimates.
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
Recently Issued Accounting Guidance. In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, which changes the criteria for reporting discontinued operations and improves financial statement disclosures. Under this guidance, only disposals representing a strategic shift in operations that have a major effect on an organization's operations and financial results should be presented as discontinued operations. The Company adopted this guidance effective January 1, 2015. The guidance requires the Company to continue to classify any property disposal or property classified as held for sale as of December 31, 2014 as discontinued operations prospectively. Therefore, the revenues and expenses related to these properties are presented as discontinued operations as of June 30, 2015. The Company did not classify any additional properties as discontinued operations subsequent to December 31, 2014 as the dispositions did not represent a strategic shift in operations. The implementation of this guidance did not have a material impact on the Company's financial position, results of operations or cash flows.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which amends the guidance for revenue recognition to eliminate the industry-specific revenue recognition guidance and replace it with a principle based approach for determining revenue recognition. The new guidance is effective for reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of the adoption of the new guidance on its consolidated financial statements.
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
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the three and six months ended June 30, 2015 and 2014:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
BASIC
Income from continuing operations attributable to common shareholders	$47,659	$16,158	$77,818	$15,179
Income (loss) from discontinued operations attributable to common shareholders	(5)	(3,416)	1,682	(3,275)
Net income attributable to common shareholders	$47,654	$12,742	$79,500	$11,904
Weighted-average number of common shares outstanding	233,812,062	228,368,053	233,172,422	227,765,718
Income (loss) per common share:
Income from continuing operations	$0.20	$0.07	$0.33	$0.07
Income (loss) from discontinued operations	—	(0.02)	0.01	(0.02)
Net income attributable to common shareholders	$0.20	$0.05	$0.34	$0.05

DILUTED
Income from continuing operations attributable to common shareholders - basic	$47,659	$16,158	$77,818	$15,179
Impact of assumed conversions	764	—	1,633	—
Income from continuing operations attributable to common shareholders	48,423	16,158	79,451	15,179
Income (loss) from discontinued operations attributable to common shareholders - basic	(5)	(3,416)	1,682	(3,275)
Impact of assumed conversions	—	—	—	—
Income (loss) from discontinued operations attributable to common shareholders	(5)	(3,416)	1,682	(3,275)
Net income attributable to common shareholders	$48,418	$12,742	$81,133	$11,904

Weighted-average common shares outstanding - basic	233,812,062	228,368,053	233,172,422	227,765,718
Effect of dilutive securities:
Share options	296,501	483,131	369,079	509,890
6.00% Convertible Guaranteed Notes	1,941,833	—	2,165,367	—
Operating Partnership Units	3,852,974	—	3,852,974	—
Weighted-average common shares outstanding	239,903,370	228,851,184	239,559,842	228,275,608

Income (loss) per common share:
Income from continuing operations	$0.20	$0.07	$0.33	$0.07
Income (loss) from discontinued operations	—	(0.02)	0.01	(0.02)
Net income attributable to common shareholders	$0.20	$0.05	$0.34	$0.05
For per common share amounts, all incremental shares are considered anti-dilutive for periods that have a loss from continuing operations attributable to common shareholders. In addition, other common share equivalents may be anti-dilutive in certain periods.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(3)	Investments in Real Estate and Real Estate Under Construction
The Company, through property owner subsidiaries, completed the following acquisitions, each of which is subject to a lease having a term in excess of ten years (an “LTL”), during the six months ended June 30, 2015:

Property Type	Location	Acquisition/Completion Date	Initial Cost Basis	Lease Expiration	Land and Land Estate	Building and Improvements	Lease in-place Value Intangible
LTL - Land/Infrastructure	Venice, FL	January 2015	$16,850	01/2055	$4,696	$11,753	$401
LTL - Office	Auburn Hills, MI	March 2015	$40,025	03/2029	$4,416	$30,012	$5,597
LTL - Industrial	Houston, TX	March 2015	$28,650	03/2035	$4,674	$19,540	$4,436
LTL - Industrial	Brookshire, TX	March 2015	$22,450	03/2035	$2,388	$16,614	$3,448
LTL - Industrial	Canton, MS	March 2015	$89,300	02/2027	$5,077	$71,289	$12,934
LTL - Industrial	Thomson, GA	May 2015	$10,144	05/2030	$909	$7,746	$1,489
			$207,419		$22,160	$156,954	$28,305

The Company recognized aggregate acquisition and pursuit expenses of $714 and $1,252 for the six months ended June 30, 2015 and 2014, respectively, which are included as property operating expenses within the Company's unaudited condensed consolidated statements of operations.
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
As of June 30, 2015, the Company had the following development arrangements outstanding:

Location	Property Type	Square Feet	Expected Maximum Commitment/Contribution	Lease Term (Years)	Estimated Completion/Acquisition Date
Oak Creek, WI	LTL - Industrial	164,000	$22,609	20	3Q 15
Richmond, VA	LTL - Office	330,000	$110,137	15	3Q 15
Anderson, SC	LTL - Industrial	1,325,000	$70,012	20	2Q 16
Lake Jackson, TX	LTL - Office	664,000	$166,164	20	4Q 16
		2,483,000	$368,922
The Company has variable interests in certain developer entities constructing the facilities but is not the primary beneficiary of the entities as the Company does not have a controlling financial interest in such entities. As of June 30, 2015 and December 31, 2014, the Company's aggregate investment in development arrangements was $147,047 and $106,238, respectively, which includes $5,381 and $2,828 of capitalized interest, respectively, and is presented as investments in real estate under construction in the accompanying unaudited condensed consolidated balance sheets.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
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

(4)	Property Dispositions, Discontinued Operations and Real Estate Impairment
During the six months ended June 30, 2015, the Company disposed of its interests in three office properties to unrelated third parties for a gross disposition price of $82,025 and conveyed two office properties, along with their escrow deposits, in satisfaction of a $30,293 non-recourse secured mortgage loan. In addition, during the six months ended June 30, 2015, the Company disposed of a vacant retail property, with a zero basis, upon the expiration of the related ground lease. During the six months ended June 30, 2014, the Company disposed of its interest in six properties to unrelated third parties for a gross disposition price of $52,605 and conveyed one property along with its escrow deposits in satisfaction of the $9,900 non-recourse secured mortgage loan. During the six months ended June 30, 2015 and 2014, the Company recognized aggregate gains on sales of properties of $23,151 and $3,510, respectively. In addition, during the six months ended June 30, 2015 and 2014, the Company recognized aggregate net gains (charges) on debt satisfaction of $10,466 and $(299), respectively, relating to disposed properties. The results of operations for properties disposed of in 2015, that were not classified as held for sale as of December 31, 2014, are included within continuing operations in the unaudited condensed consolidated financial statements in accordance with recent guidance issued by the FASB. As of June 30, 2015, the Company had two properties classified as held for sale, which were sold in July 2015. See note 15.
Assets and liabilities of held for sale properties as of June 30, 2015 consisted of the following:

Assets:
Real estate, at cost	$37,319
Real estate, intangible assets	4,803
Accumulated depreciation and amortization	(8,758)
$33,364

Liabilities:
Deferred revenue - below market lease, net	$20,769
Other	32
$20,801
The Company assesses on a regular basis whether there are any indicators that the carrying value of its real estate assets may be impaired. Potential indicators may include an increase in vacancy at a property, tenant reduction in utilization of a property, tenant financial instability and the potential sale or transfer of the property in the near future. An asset is determined to be impaired if the asset's carrying value is in excess of its estimated fair value. During the six months ended June 30, 2014, the Company recognized $10,691 of impairment charges in discontinued operations relating to real estate assets that were disposed of below their carrying value or classified as held for sale.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

In addition, the Company recognized impairment charges of $1,252 and $16,400 in continuing operations during the six months ended June 30, 2015 and 2014, respectively. The Company determined that the expected undiscounted cash flows based upon the revised estimated holding periods of certain assets were below the current carrying values. Accordingly, the Company reduced the carrying value of the properties to their estimated then fair values of $2,196 and $5,574, respectively. The property impaired during the six months ended June 30, 2014 is an office property in Rochester, New York, which is encumbered by a $17,234 non-recourse secured mortgage loan as of June 30, 2015.

(5)	Loans Receivable
As of June 30, 2015 and December 31, 2014, the Company's loans receivable were comprised primarily of first and second mortgage loans and mezzanine loans on real estate.
The following is a summary of our loans receivable as of June 30, 2015 and December 31, 2014:

	Loan carrying-value(1)
Loan	6/30/2015	12/31/2014	Interest Rate	Maturity Date
Westmont, IL(2)	$12,469	$12,152	6.45%	10/2015
Southfield, MI(3)	—	3,296	4.55%	02/2015
Kennewick, WA	85,364	85,254	9.00%	05/2022
Oklahoma City, OK(4)	8,474	—	11.50%	10/2015
Austin, TX(5)	—	2,800	16.00%	10/2018
Other	2,002	2,133	8.00%	2021-2022
	$108,309	$105,635

(1)	Loan carrying value includes accrued interest and is net of origination costs and loan losses, if any.

(2)
Borrowers are in default and the Company commenced foreclosure proceedings. The tenant at the office property constituting the collateral terminated its lease. The Company recognized an impairment of $13,939 during 2013. During the six months ended June 30, 2015 and 2014, the Company recognized $0 and $853 of interest income relating to the impaired loan, respectively, and the loan had an average recorded investment value of $12,671 and $12,514, respectively. At June 30, 2015, the impaired loan receivable had a contractual unpaid balance of $30,611. See note 15.

(3)
In April 2015, the Company acquired the office property collateral from the borrower. During the six months ended June 30, 2015, the Company recognized $14 of interest income relating to the impaired loan.

(4)	In June 2015, the Company loaned a tenant-in-common $8,420. The loan is secured by the tenant-in-common's interest in an office property, in which the Company has a 40% interest.

(5)	In June 2015, the borrower satisfied the loan with a $3,545 payment, which included yield maintenance.
Prior to December 31, 2014, the Company had two types of financing receivables: loans receivable secured by commercial real estate and a capitalized financing lease. The Company determined that its financing receivables operated within one portfolio segment as they were within the same industry and used the same impairment methodology. The capitalized financing lease, for a commercial office property located in Greenville, South Carolina, was sold in December 2014. In addition, the Company assesses all financing receivables for impairment, when warranted, based on an individual analysis of each receivable.
The Company's financing receivables operate within one class of financing receivables as these assets (1) are collateralized by commercial real estate and (2) similar metrics are used to monitor the risk and performance of these assets. The Company's management uses credit quality indicators to monitor financing receivables such as quality of collateral, the underlying tenant's credit rating and collection experience. As of June 30, 2015, the financing receivables were performing as anticipated and there were no significant delinquent amounts outstanding, other than as disclosed above.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(6)	Fair Value Measurements
The following tables present the Company's assets and liabilities from continuing operations measured at fair value on a recurring and non-recurring basis as of June 30, 2015 and December 31, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets*	$2,196	$—	$—	$2,196
Interest rate swap liabilities	$(2,226)	$—	$(2,226)	$—

	Balance	Fair Value Measurements Using
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Interest rate swap assets	$1,153	$—	$1,153	$—
Impaired real estate assets*	$25,679	$—	$—	$25,679
Impaired loan receivable*	$3,296	$—	$—	$3,296
Interest rate swap liabilities	$(749)	$—	$(749)	$—
*Represents a non-recurring fair value measurement.
The table below sets forth the carrying amounts and estimated fair values of the Company's financial instruments as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Loans Receivable (Level 3)	$108,309	$108,737	$105,635	$105,061

Liabilities
Debt (Level 3)	$2,103,255	$2,088,469	$2,092,675	$2,091,364
The majority of the inputs used to value the Company's interest rate swaps fall within Level 2 of the fair value hierarchy, such as observable market interest rate curves; however, the credit valuation associated with the interest rate swaps utilizes Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by the Company and its counterparties. As of June 30, 2015 and December 31, 2014, the Company determined that the credit valuation adjustment relative to the overall fair value of the interest rate swaps was not significant. As a result, the interest rate swaps have been classified in Level 2 of the fair value hierarchy.
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
June 30, 2015 and 2014
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

(7)	Investment in and Advances to Non-Consolidated Entities
As of June 30, 2015, the Company had ownership interests ranging from 15% to 40% in certain non-consolidated entities, which primarily own single-tenant net-leased assets. The acquisitions of these assets by the non-consolidated entities were partially funded through non-recourse mortgage debt with an aggregate balance of $47,904 at June 30, 2015 (the Company's proportionate share was $8,647) with rates ranging from 3.7% to 4.7%. In June 2015, the Company invested $5,613 in the Oklahoma City tenant-in-common. The Company's contribution, together with the other tenant-in-common's contribution, was used to satisfy the related maturing mortgage loan.
In November 2014, the Company formed a joint venture to construct a private school in Houston, Texas. As of June 30, 2015, the Company had a 25% interest in the joint venture. The anticipated total construction cost is $86,491. The Company may provide construction financing to the joint venture up to $56,686. Upon completion, the property will be net leased for a 20-year term.
In June 2014, the Company recognized a $650 other-than-temporary impairment charge on a non-consolidated office property joint venture due to a change in the Company's estimate of net proceeds upon liquidation of the joint venture.
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
The Company, through property owner subsidiaries, had outstanding non-recourse secured mortgages and notes payable of $865,860 and $945,216 as of June 30, 2015 and December 31, 2014, respectively. Interest rates, including imputed rates on mortgages and notes payable, ranged from 2.2% to 7.8% at June 30, 2015 and 2.2% to 8.5% at December 31, 2014 and the mortgages and notes payables mature between 2016 and 2028 as of June 30, 2015. The weighted-average interest rate was 5.0% and 5.2% at June 30, 2015 and December 31, 2014, respectively.
The Company had the following senior notes outstanding as of June 30, 2015:

Issue Date	Face Amount	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Each series of the senior notes is unsecured and pays interest semi-annually in arrears. The Company may redeem the notes at its option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
The Company has a $400,000 unsecured revolving credit facility with KeyBank National Association (“KeyBank”), as agent. The unsecured revolving credit facility matures in February 2017 but can be extended until February 2018 at the Company’s option. The interest rate under the unsecured revolving credit facility ranges from LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2015). At June 30, 2015, the unsecured revolving credit facility had $93,000 outstanding, outstanding letters of credit of $10,000 and availability of $297,000, subject to covenant compliance.
In 2013, the Company procured a five-year $250,000 unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2015). The Company has aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.09% through February 2018 on the $250,000 of outstanding LIBOR-based borrowings.
The Company has a $255,000 unsecured term loan from Wells Fargo Bank, National Association (“Wells Fargo”), as agent. The term loan matures in January 2019. The term loan requires regular payments of interest only at interest rates ranging from LIBOR plus 1.50% to 2.25% (1.75% as of June 30, 2015). The Company may prepay any outstanding borrowings under the term loan facility at a premium through January 12, 2016 and at par thereafter. The Company has entered into interest-rate swap agreements to fix the LIBOR component at a weighted-average rate of 1.42% through January 2019 on the $255,000 of outstanding LIBOR-based borrowings.
The Company was in compliance with all applicable financial covenants contained in its corporate level debt agreements at June 30, 2015.
During 2010, the Company issued $115,000 aggregate principal amount of 6.00% Convertible Guaranteed Notes due 2030. The notes pay interest semi-annually in arrears and mature in January 2030. The holders of the notes may require the Company to repurchase their notes in January 2017, January 2020 and January 2025 for cash equal to 100% of the notes to be repurchased, plus any accrued and unpaid interest. The Company may not redeem any notes prior to January 2017, except to preserve its REIT status. The notes have a current conversion rate of 153.8603 common shares per one thousand principal amount of the notes, representing a conversion price of approximately $6.50 per common share. The conversion rate is subject to adjustment under certain circumstances, including increases in the Company's dividend rate above a certain threshold and the issuance of stock dividends. The notes are convertible by the holders under certain circumstances for cash, common shares or a combination of cash and common shares at the Company's election. The notes are convertible prior to the close of business on the second business day immediately preceding the stated maturity date, at any time beginning in January 2029 and also upon the occurrence of specified events. During the six months ended June 30, 2015 and 2014, $3,428 and $2,805, respectively, aggregate principal amount of the notes were converted for 519,664 and 414,637 common shares, respectively, and for the six months ended June 30, 2014, aggregate cash payments of $62, plus accrued and unpaid interest, resulting in aggregate debt satisfaction charges of $438 and $574, respectively.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

Below is a summary of additional disclosures related to the 6.00% Convertible Guaranteed Notes due 2030.

	6.00% Convertible Guaranteed Notes due 2030
Balance Sheets:	June 30, 2015	December 31, 2014
Principal amount of debt component	$12,800	$16,228
Unamortized discount	(336)	(564)
Carrying amount of debt component	$12,464	$15,664
Carrying amount of equity component	$(34,681)	$(33,160)
Effective interest rate	7.6%	8.1%
Period through which discount is being amortized, put date	01/2017	01/2017
Aggregate if-converted value in excess of aggregate principal amount	$3,655	$10,432

	Three months ended June 30,		Six months ended June 30,
Statements of Operations:	2015	2014	2015	2014
6.00% Convertible Guaranteed Notes
Coupon interest	$156	$393	$392	$821
Discount amortization	55	112	122	233
	$211	$505	$514	$1,054
During the six months ended June 30, 2015 and 2014, in connection with the satisfaction of mortgage notes other than those disclosed elsewhere in these financial statements, the Company had debt satisfaction gains (charges), net of $3,247 and $(6,917), respectively.

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
The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. The Company did not incur any ineffectiveness during the six months ended June 30, 2015 and 2014.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
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
Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the term loans. During the next 12 months, the Company estimates that an additional $4,389 will be reclassified as an increase to interest expense.
As of June 30, 2015, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Swaps	10	$505,000
The table below presents the fair value of the Company's derivative financial instruments as well as their classification on the unaudited condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest Rate Swap Asset			Other Assets	$1,153
Interest Rate Swap Liability	Accounts Payable and Other Liabilities	$(2,226)	Accounts Payable and Other Liabilities	$(749)
The tables below present the effect of the Company's derivative financial instruments on the unaudited condensed consolidated statements of operations for the six months ended June 30, 2015 and 2014.

Derivatives in Cash Flow	Amount of Gain (Loss) Recognized in OCI on Derivatives (Effective Portion) June 30,		Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion) June 30,
Hedging Relationships	2015	2014		2015	2014
Interest Rate Swaps	$(5,374)	$(7,186)	Interest expense	$2,744	$2,681
The Company's agreements with swap derivative counterparties contain provisions whereby if the Company defaults on the underlying indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default of the swap derivative obligation. As of June 30, 2015, the Company has not posted any collateral related to the agreements.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(10)	Concentration of Risk
The Company seeks to reduce its operating and leasing risks through the geographic diversification of its properties, tenant industry diversification, avoidance of dependency on a single asset and the creditworthiness of its tenants. For the six months ended June 30, 2015 and 2014, no single tenant represented greater than 10% of rental revenues.
Cash and cash equivalent balances at certain institutions may exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

(11)	Equity
Shareholders' Equity. During the six months ended June 30, 2015 and 2014, the Company issued 1,313,912 and 1,168,673 common shares, respectively, under its direct share purchase plan, which includes its dividend reinvestment plan, raising net proceeds of $13,059 and $11,522, respectively.
During the six months ended June 30, 2015, the Company granted to certain executive officers performance-based shares, which vest based on the Company’s total shareholder return growth after a three-year measurement period relative to an index (321,018 shares) and its peers (321,011 shares). Dividends will not be paid on these grants until earned. Once the performance criteria are met and the actual number of shares earned is determined, the shares vest immediately. The fair value of the grants was determined at the grant date using a multifactor Monte Carlo simulation model for a fair value price of $6.66 per share for 321,011 shares and $6.86 per share for 321,018 shares. In addition, during the six months ended June 30, 2015, the Company granted 170,650 non-vested common shares to certain employees with a grant date fair value of $1,916. The non-vested common shares vest ratably over a three-year service period. Compensation expense is recognized over the requisite service period for all grants. During each of the six months ended June 30, 2015 and 2014, the Company issued an aggregate of 14,000 fully vested common shares to the non-management members of the Company's Board of Trustees with a grant date fair value of $157 and $142, respectively.
Accumulated other comprehensive income (loss) as of June 30, 2015 and December 31, 2014 represented $(2,226) and $404, respectively, of unrealized gain (loss) on interest rate swaps, net.
Changes in Accumulated Other Comprehensive Income (Loss)

Gains and Losses on Cash Flow Hedges
Balance December 31, 2014	$404
Other comprehensive loss before reclassifications	(5,374)
Amounts of loss reclassified from accumulated other comprehensive income to interest expense	2,744
Balance June 30, 2015	$(2,226)
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
During the six months ended June 30, 2014, in connection with the merger of LCIF II with and into LCIF, former LCIF II partners representing 170,193 OP units elected or were deemed to elect to receive $1,962 in aggregate cash for such OP units. In addition, during the six months ended June 30, 2014, 9,322 common shares were issued by the Company, in connection with OP unit redemptions, for an aggregate value of $46.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

As of June 30, 2015, there were approximately 3,422,000 OP units outstanding other than OP units owned by the Company. All OP units receive distributions in accordance with their respective partnership agreements. To the extent that the Company's dividend per common share is less than the stated distribution per OP unit per the applicable partnership agreement, the distributions per OP unit are reduced by the percentage reduction in the Company's dividend per common share. No OP units have a liquidation preference.
The following discloses the effects of changes in the Company's ownership interests in its noncontrolling interests:

	Net Income Attributable to Shareholders and Transfers from Noncontrolling Interests
	Six Months ended June 30,
	2015	2014
Net income attributable to Lexington Realty Trust shareholders	$82,837	$15,336
Transfers from noncontrolling interests:
Decrease in additional paid-in-capital for redemption of noncontrolling OP units	—	(959)
Change from net income attributable to shareholders and transfers from noncontrolling interests	$82,837	$14,377

(12)	Related Party Transactions
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

(14)	Supplemental Disclosure of Statement of Cash Flow Information
In addition to disclosures discussed elsewhere, during the six months ended June 30, 2015 and 2014, the Company paid $45,964 and $50,694, respectively, for interest and $877 and $1,341, respectively, for income taxes.

LEXINGTON REALTY TRUST AND CONSOLIDATED SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015 and 2014
(Unaudited and dollars in thousands, except share/unit and per share/unit data)

(15)	Subsequent Events
Subsequent to June 30, 2015 and in addition to disclosures elsewhere in the unaudited condensed consolidated financial statements, the Company:

•	disposed of its interests in two properties for an aggregate gross sales price of $14,650;

•
foreclosed on the borrowers of a loan receivable secured by an office property in Westmont, Illinois and, in addition to the underlying property, acquired $2,521 of cash collateral and received $1,400 in full settlement of a claim against a guarantor;

•
announced a new 10,000,000 common share repurchase authorization (inclusive of all outstanding prior authorizations), declared a dividend of $0.8125 per Series C Cumulative Convertible Preferred Share for the quarter ending September 30, 2015 and repurchased 150,000 common shares for $1,289;

•	acquired the remaining interest in an office property in Philadelphia, Pennsylvania for $4,022;

•	completed the build-to-suit industrial property in Oak Creek, Wisconsin; and

•
entered into a contract with an unrelated third party to sell its property in Baltimore, Maryland for $121,000, including the assumption of the $55,000 non-recourse mortgage encumbering the property. The Company expects to record an estimated impairment charge of approximately $28,000 in the third quarter of 2015 relating to the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS
Introduction

When we use the terms “the Company,” “we,” “us” and “our,” we mean Lexington Realty Trust and all entities owned by us, including non-consolidated entities, except where it is clear that the term means only the parent company. References herein to ‘‘this Quarterly Report” are to this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results that may be expected for the full year.

The following is a discussion and analysis of our unaudited condensed consolidated financial condition and results of operations for the three and six months ended June 30, 2015 and 2014, and significant factors that could affect our prospective financial condition and results of operations. This discussion should be read together with the accompanying unaudited condensed consolidated financial statements and notes thereto and with our consolidated financial statements and notes thereto included in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2015, which we refer to as our Annual Report. Historical results may not be indicative of future performance.

Forward-Looking Statements. This Quarterly Report, together with other statements and information publicly disseminated by us, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “estimates,” “projects,” “may,” “plans,” “predicts,” “will,” “will likely result” or similar expressions. Readers should not rely on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, performances or achievements. In particular, the factors that could cause actual results, performances or achievements to differ materially from current expectations, strategies or plans include, among others, any risks discussed below in this "Management's Discussion and Analysis of Financial Condition and Results of Operations," and under the headings “Risk Factors” in this Quarterly Report and “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and other periodic reports filed with the SEC. Except as required by law, we undertake no obligation to publicly release any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Accordingly, there is no assurance that our expectations will be realized.

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
As of June 30, 2015, we had ownership interests in approximately 215 consolidated real estate properties, located in 40 states and containing an aggregate of approximately 42.1 million square feet of space, approximately 96.2% of which was leased. The properties in which we have an interest are leased to tenants in various industries, including service, technology, automotive, finance/insurance and transportation/logistics.
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
Leasing Activity. Re-leasing properties that are currently vacant or as leases expire at favorable effective rates is one of our primary areas of focus for asset management. We continue to manage down our shorter-term leases and extend our weighted-average lease term, which was approximately 12.2 years at June 30, 2015 on a cash basis.

During the second quarter of 2015, we entered into 13 consolidated new leases and lease extensions encompassing 1.2 million square feet. The average U.S. generally accepted accounting principles, or GAAP, base rent on these extended leases was $9.84 per square foot compared to the average GAAP base rent on these leases before extension of $9.19 per square foot. The weighted-average cost of tenant improvements and lease commissions was $22.44 per square foot for new leases and $2.57 square foot for extended leases. While renewal rents have declined in recent periods, we are beginning to see a positive trend in renewal rents, which together with our capital recycling strategy and annual or periodic rent increases under our long-term leases, is resulting in revenue growth.

Second Quarter 2015 Transaction Summary.
The following summarizes our significant transactions during the three months ended June 30, 2015.
Investments.

•	Completed the build-to-suit industrial property in Thomson, Georgia.

•	Entered into an agreement for an industrial build-to-suit project in Anderson, South Carolina for a commitment of $70.0 million, which is expected to close in the second quarter of 2016.
Dispositions.

•	Disposed of our interests in two office properties to unrelated third parties for an aggregate gross disposition price of approximately $77.1 million.

•	Received $3.5 million in full satisfaction of the Austin, Texas loan investment, including yield maintenance.
Debt.

•	Retired an aggregate $30.1 million of non-recourse mortgage debt with a weighted-average interest rate of 5.1%.

•	Converted $2.8 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030 for 428,707 common shares.
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
During the six months ended June 30, 2015, we completed the following acquisitions and build-to-suit transactions, each of which is subject to a lease having a term in excess of ten years, which we refer to as an LTL:

Location	Property Type	Square Feet (000's)	Capitalized Cost (millions)	Date Acquired	Approximate Lease Term (Years)
Thomson, GA	LTL - Industrial	208	$10.1	May 2015	15
Auburn Hills, MI	LTL - Office	278	40.0	March 2015	14
Houston, TX	LTL - Industrial	188	28.7	March 2015	20
Brookshire, TX	LTL - Industrial	262	22.4	March 2015	20
Canton, MS	LTL - Industrial	1,466	89.3	March 2015	12
Venice, FL	LTL - Land/Infrastructure	31	16.9	January 2015	40
		2,433	$207.4

The following is a summary of our on-going build-to-suit transactions as of June 30, 2015:

Location	Property Type	Square Feet (000's)	Capitalized Cost/Maximum Commitment (millions)	Estimated Completion/Acquisition Date	GAAP Investment Balance as of 6/30/2015(1) (millions)
Oak Creek, WI	LTL - Industrial	164	$22.6	3Q 2015	$18.4
Richmond, VA	LTL - Office	330	110.1	3Q 2015	89.0
Anderson, SC	LTL - Industrial	1,325	70.0	2Q 2016	7.1
Lake Jackson, TX	LTL - Office	664	166.2	4Q 2016	32.5
		2,483	$368.9		$147.0

(1)	Balance includes equity credits received.
In addition, we have committed to acquire upon their completion the following properties:

Location	Property Type	Estimated Acquisition Cost (millions)	Estimated Acquisition Date	Lease Term (Years)
Richland, WA	LTL - Industrial	$155.0	4Q 15	20
Detroit, MI	LTL - Industrial	29.7	1Q 16	20
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
During the six months ended June 30, 2015, we obtained $80.8 million of long-term financing with a weighted-average fixed interest rate of 3.7%.
At June 30, 2015, we had $129.9 million of property specific mortgage debt due in 2016. We believe we have sufficient sources of liquidity at June 30, 2015 to meet these obligations through cash on hand ($64.4 million), borrowing capacity on our unsecured revolving credit facility ($297.0 million), which expires in 2017, but can be extended by us to 2018, and future cash flows from operations.

The mortgages encumbering the properties in which we have an interest are generally non-recourse to us, such that in situations where we believe it is beneficial to satisfy a mortgage obligation by transferring title of the property to the lender, including through a foreclosure, we may do so. During the six months ended June 30, 2015, two office properties in Issaquah, Washington were transferred by a deed-in-lieu of foreclosure in satisfaction of the related $30.3 million outstanding non-recourse mortgage loan.
Cash flows from operations as reported in the unaudited condensed consolidated statements of cash flows increased to $112.5 million for the six months ended June 30, 2015 from $103.7 million for the six months ended June 30, 2014. The increase was primarily related to the impact of cash flows generated from acquired properties, offset in part by the impact of property sales and vacancies. The underlying drivers that impact working capital, and therefore cash flows from operations, are the timing of collection of rents, including reimbursements from tenants, payment of interest on mortgage debt and payment of operating and general and administrative costs. We believe the net-lease structure of the leases encumbering a majority of the properties in which we have an interest mitigates the risks of the timing of cash flows from operations since the payment and timing of operating costs related to the properties are generally borne directly by the tenant. Collection and timing of tenant rents is closely monitored by management as part of our cash management program. The cash flows from operations for the six months ended June 30, 2014, were impacted by yield maintenance penalties and other costs incurred aggregating $6.8 million relating to the satisfaction of non-recourse, secured mortgage notes.
Net cash used in investing activities totaled $212.2 million and $121.2 million during the six months ended June 30, 2015 and 2014, respectively. Cash used in investing activities related primarily to acquisitions of real estate and investments in real estate under construction, deposits, capital expenditures, lease costs, investments in non-consolidated entities and loans receivable. Cash provided by investing activities related primarily to proceeds from the sale of properties and principal payments received on loan receivables.
Net cash provided by (used in) financing activities totaled $(27.1) million and $69.4 million during the six months ended June 30, 2015 and 2014, respectively. Cash provided by financing activities related primarily to borrowings under our corporate level debt instruments, proceeds of mortgages and notes payable and the net proceeds from the issuance of common shares. Cash used in financing activities was primarily attributable to dividend and distribution payments and repayment of debt obligations.
Dividends. Dividends paid to our common and preferred shareholders increased to $82.2 million in the six months ended June 30, 2015, compared to $78.3 million in the six months ended June 30, 2014. This increase resulted from an increase in our quarterly common share dividend paid in 2015 to $0.17 per common share per quarter compared to $0.165 per common share per quarter paid in 2014 and an increase in the number of our outstanding common shares.
UPREIT Structure. As of June 30, 2015, 3.4 million units of limited partner interest, or OP units, in our operating partnership, Lepercq Corporate Income Fund L.P. or LCIF, were outstanding not including OP units held by us. Assuming all outstanding OP units not held by us were redeemed on such date, the estimated fair value of the OP units was $32.7 million based on the closing price of $8.48 per common share on June 30, 2015 and a redemption factor of approximately 1.13 common shares per OP unit.
Financings. The following senior notes were outstanding as of June 30, 2015:

Issue Date	Face Amount	Interest Rate	Maturity Date	Issue Price
May 2014	$250,000	4.40%	June 2024	99.883%
June 2013	250,000	4.25%	June 2023	99.026%
	$500,000
The senior notes are unsecured and pay interest semi-annually in arrears. We may redeem the notes at our option at any time prior to maturity in whole or in part by paying the principal amount of the notes being redeemed plus a premium.
We have a $400.0 million unsecured revolving credit facility with KeyBank National Association, or KeyBank, as agent. The unsecured revolving credit facility matures in February 2017, but can be extended until February 2018 at our option. The unsecured revolving credit facility bears interest at LIBOR plus 0.95% to 1.725% (1.15% as of June 30, 2015). At June 30, 2015, the unsecured revolving credit facility had $93.0 million outstanding, outstanding letters of credit of $10.0 million and availability of $297.0 million, subject to covenant compliance.

We also have a five-year $250.0 million unsecured term loan facility from KeyBank, as agent. The unsecured term loan matures in February 2018, may be prepaid without penalty and requires regular payments of interest only at interest rates ranging from LIBOR plus 1.10% to 2.10% (1.35% as of June 30, 2015). As of June 30, 2015, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average interest rate of 1.09% through February 2018 on the $250.0 million outstanding.
In addition, we also have a $255.0 million unsecured term loan from Wells Fargo Bank, National Association, as agent. The term loan matures in January 2019 and requires regular payments of interest only at interest rates that range from LIBOR plus 1.50% to 2.25% (1.75% as of June 30, 2015). We may prepay outstanding borrowings under the term loan at a premium through January 12, 2016 and at par thereafter. As of June 30, 2015, we have entered into aggregate interest-rate swap agreements to fix the LIBOR component at a weighted-average interest rate of 1.42% through January 2019 on the $255.0 million outstanding.
As of June 30, 2015, we were in compliance with all applicable financial covenants contained in our corporate level debt agreements.
Results of Operations
Three months ended June 30, 2015 compared with three months ended June 30, 2014. The increase in total gross revenues during the three months ended June 30, 2015 of $4.9 million was primarily attributable to an increase in rental revenue. Rental revenue increased $7.5 million primarily due to 2015 and 2014 property acquisitions and expansions, offset in part by $1.6 million of rental revenue associated with properties sold and changes in occupancy in the first six months of June 30, 2015.
Depreciation and amortization increased by $4.0 million primarily due to newly acquired properties.
The increase in general and administrative expense of $1.3 million was primarily due to an increase in personnel costs and legal fees.
The decrease in interest and amortization expense of $2.0 million was primarily due to a decrease in the weighted-average interest rate of our overall borrowings.
The increase in debt satisfaction gains, net, of $8.0 million was primarily due to the timing of debt retirements.
The gains on sales of properties of $21.4 million during the three months ended June 30, 2015 related to gains recognized on the sale of our office properties located in Fort Myers, Florida and in Orlando, Florida.
Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014. The increase in total income from discontinued operations of $3.4 million was primarily due to a decrease in impairment charges of $8.4 million, offset by a decrease in income from discontinued operations of $1.8 million and a decrease in gains on sales of properties of $3.5 million.
The increase in net income attributable to common shareholders of $34.9 million was primarily due to the items discussed above.
Any increase in net income in future periods will be closely tied to the level of acquisitions and dispositions made by us and leasing activity. Without acquisitions and favorable leasing activity, the sources of growth in net income are limited to index-adjusted rents (such as the consumer price index), reduced interest expense on amortizing mortgages and debt refinancings and by controlling other variable overhead costs and, periodically, gains on sales of properties. However, there are many factors beyond management's control that could offset these items including, without limitation, increased interest rates, decreased occupancy rates, tenant monetary defaults, delayed acquisitions and the other risks described in our periodic reports filed with the SEC.
Six months ended June 30, 2015 compared with six months ended June 30, 2014. The increase in total gross revenues during the six months ended June 30, 2015 of $9.3 million was primarily attributable to an increase in rental revenue of $8.5 million and an increase in tenant reimbursements of $0.8 million. Rental revenue increased $12.2 million primarily due to 2015 and 2014 property acquisitions and expansions, offset in part by $2.5 million of rental revenue associated with properties sold and changes in occupancy in the first six months of June 30, 2015. The increase in tenant reimbursements relates to an increase in reimbursable property operating costs.
Depreciation and amortization increased by $6.4 million primarily due to newly acquired properties.
The increase in property operating expenses of $1.0 million was primarily due to an increase in vacancy at certain properties that were previously 100% net-leased and the net impact of management of certain properties being transferred between the tenant and us.

The increase in general and administrative expense of $1.2 million was primarily due to an increase in personnel costs and legal fees.
Non-operating income decreased by $0.5 million primarily due to a decrease in interest recognized on loan investments due to borrower defaults and loan repayments, coupled with the sale of a property in 2014 subject to a capital lease.
The decrease in interest and amortization expense of $2.8 million was primarily due to a decrease in the weighted-average interest rate of our overall borrowings.
The increase in debt satisfaction gains, net, of $21.6 million was primarily due to the timing of debt retirements.
The impairment charge of $1.3 million during the six months ended June 30, 2015 primarily related to the impairment of a vacant retail property in Franklin, Ohio. The impairment charge of $16.4 million during the six months ended June 30, 2014 relates to the impairment of an office property in Rochester, New York.
The gains on sales of properties of $21.6 million during the six months ended June 30, 2015 related to gains recognized on the sale of our office properties located in Fort Myers and in Orlando, Florida.
Discontinued operations represent properties sold during 2014 or held for sale as of December 31, 2014. The increase in total income from discontinued operations of $4.9 million was primarily due to a decrease in impairment charges of $10.7 million, offset by a decrease in income from discontinued operations of $4.2 million and a decrease in gains on sales of properties of $1.9 million.
The increase in net income attributable to common shareholders of $67.6 million was primarily due to the items discussed above.
Same-Store Results
Same-store results include all consolidated properties except properties acquired and/or sold in 2015 and 2014 and properties subject to potential foreclosure. Our historical same-store occupancy was 97.2% at June 30, 2015 compared to 98.6% at June 30, 2014. The following presents our consolidated same-store net operating income, or NOI, for the six months ended June 30, 2015 and 2014 ($000):

	2015	2014
Total base rent	$164,241	$166,319
Tenant reimbursements	15,818	15,115
Property operating expenses	(28,832)	(27,164)
Same-store NOI	$151,227	$154,270
Our same-store NOI decreased from 2014 to 2015 by 2.0%. This was primarily due to a decrease in base rent resulting from vacancies at certain properties.

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

The following presents a reconciliation of net income attributable to common shareholders to FFO available to common shareholders and unitholders and Company FFO for the three and six months ended June 30, 2015 and 2014 (unaudited and dollars in thousands, except share and per share amounts):

	Three Months ended June 30,		Six Months ended June 30,
	2015	2014	2015	2014
FUNDS FROM OPERATIONS:
Basic and Diluted:
Net income attributable to common shareholders	$47,654	$12,742	$79,500	$11,904
Adjustments:
Depreciation and amortization	40,467	39,022	79,389	78,961
Impairment charges - real estate, including non-consolidated entities	113	9,032	1,252	27,741
Noncontrolling interests - OP units	540	533	1,090	1,114
Amortization of leasing commissions	1,341	1,472	2,693	2,926
Joint venture and noncontrolling interest adjustment	437	605	758	1,238
Gains on sales of properties	(21,426)	(3,510)	(23,151)	(3,510)
FFO available to common shareholders and unitholders - basic	69,126	59,896	141,531	120,374
Preferred dividends	1,573	1,573	3,145	3,145
Interest and amortization on 6.00% Convertible Guaranteed Notes	224	531	543	1,110
Amount allocated to participating securities	105	135	192	287
FFO available to common shareholders and unitholders - diluted	71,028	62,135	145,411	124,916
Debt satisfaction (gains) charges, net, including non-consolidated entities	(3,712)	4,486	(14,087)	7,790
Other / Transaction costs	(294)	945	174	1,257
Company FFO available to common shareholders and unitholders - diluted	$67,022	$67,566	$131,498	$133,963

Per Common Share and Unit Amounts
Basic:
FFO	$0.29	$0.26	$0.60	$0.52

Diluted:
FFO	$0.29	$0.26	$0.60	$0.52
Company FFO	$0.27	$0.28	$0.54	$0.56

Weighted-Average Common Shares:
Basic(1)	237,665,036	232,246,465	237,025,396	231,645,370
Diluted	244,697,575	241,447,640	244,379,606	241,037,724
(1) Includes all OP units other than OP units held by us.
Off-Balance Sheet Arrangements

As of June 30, 2015, we had investments in various real estate entities with varying structures. The real estate investments owned by these entities are generally financed with non-recourse debt. Non-recourse debt is generally defined as debt whereby the lenders' sole recourse with respect to borrower defaults is limited to the value of the assets collateralized by the debt. The lender generally does not have recourse against any other assets owned by the borrower or any of the members or partners of the borrower, except for certain specified exceptions listed in the particular loan documents. These exceptions generally relate to "bad boy" acts, including fraud and breaches of material representations. We have guaranteed such obligations for certain of our non-consolidated entities.

In addition, we had $10.0 million in outstanding letters of credit at June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk relates primarily to our variable-rate debt not subject to interest rate swaps and our fixed-rate debt. Our consolidated variable-rate indebtedness was $93.0 million at June 30, 2015, which represented 4.4% of our consolidated indebtedness. There was no variable-rate debt outstanding at June 30, 2014. During the three months ended June 30, 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.4% and 1.3%, respectively. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the three months ended June 30, 2015 and 2014 would have increased by $251 thousand and $73 thousand, respectively. During the six months ended June 30, 2015 and 2014, our variable-rate indebtedness had a weighted-average interest rate of 1.4%. Had the weighted-average interest rate been 100 basis points higher, our interest expense for the six months ended June 30, 2015 and 2014 would have increased by $254 thousand and $154 thousand, respectively. As of June 30, 2015 and 2014, our consolidated fixed-rate debt was $2.0 billion and $2.2 billion, respectively, which represented 95.6% and 100.0%, respectively, of our total long-term indebtedness.

For certain of our financial instruments, fair values are not readily available since there are no active trading markets as characterized by current exchanges between willing parties. Accordingly, we derive or estimate fair values using various valuation techniques, such as computing the present value of estimated future cash flows using discount rates commensurate with the risks involved. However, the determination of estimated cash flows may be subjective and imprecise. Changes in assumptions or estimation methodologies can have a material effect on these estimated fair values. The following fair value was determined using the interest rates that we believe our outstanding fixed-rate debt would warrant as of June 30, 2015 and are indicative of the interest rate environment as of June 30, 2015, and do not take into consideration the effects of subsequent interest rate fluctuations. Accordingly, we estimate that the fair value of our fixed-rate debt was $2.0 billion as of June 30, 2015.

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates through the use of fixed-rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. We may enter into derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. As of June 30, 2015, we had 10 interest rate swap agreements (see note 9 to our unaudited condensed consolidated financial statements contained in this Quarterly Report).

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

Changes in Internal Control Over Financial Reporting. There have been no significant changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this Quarterly Report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we are directly and indirectly involved in legal proceedings arising in the ordinary course of our business, including claims by lenders under non-recourse carve-out guarantees where the full balance of the debt is on our balance sheet. We believe, based on currently available information, and after consultation with legal counsel, that although the outcomes of those normal course proceedings are uncertain, the results of such proceedings, in the aggregate, will not have a material adverse effect on our business, financial condition and results of operations.

ITEM 1A.	Risk Factors.

There have been no material changes in our risk factors from those disclosed in our Annual Report which are incorporated herein by reference.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes repurchases of our common shares/operating partnership units during the three months ended June 30, 2015 pursuant to publicly announced repurchase plans(1):

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares/Units Purchased	(b) Average Price Paid Per Share/ Unit	(c) Total Number of Shares/Units Purchased as Part of Publicly Announced Plans or Programs(1)	(d) Maximum Number of Shares/Units That May Yet Be Purchased Under the Plans or Programs(1)
April 1 - 30, 2015	—	$—	—	1,056,731
May 1 - 31, 2015	—	$—	—	1,056,731
June 1 - 30, 2015	—	$—	—	1,056,731
Second quarter 2015	—	$—	—	1,056,731

(1)	Share repurchase plan announced on December 17, 2007, which has no expiration date. See note 15 to the accompanying unaudited condensed consolidated financial statements.

During the three months ended June 30, 2015, we issued 428,707 common shares upon conversion of $2.8 million original principal amount of our 6.00% Convertible Guaranteed Notes due 2030, at the stated conversion rate of 151.5965 common shares per $1,000 principal amount of the notes. The conversion was pursuant to an exemption from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

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

(5)
The following materials are formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 and 2014; (iii) the Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014; (iv) the Unaudited Condensed Consolidated Statements of Changes in Equity for the six months ended June 30, 2015 and 2014; (v) the Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (vi) Notes to Unaudited Condensed Consolidated Financial Statements, detailed tagged.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lexington Realty Trust

Date:	August 5, 2015	By:	/s/ T. Wilson Eglin
T. Wilson Eglin
Chief Executive Officer and President
(principal executive officer)

Date:	August 5, 2015	By:	/s/ Patrick Carroll
Patrick Carroll
Chief Financial Officer, Executive Vice President and Treasurer
(principal financial officer and principal accounting officer)